Form 10-Q
period 1995-03-05
FRISCHS RESTAURANTS INC
filed 1995-04-18
CIK 39047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED MARCH 5, 1995                   COMMISSION FILE NUMBER 1-7323

                          FRISCH'S RESTAURANTS, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                      31-0523213
- - ----------------------------------------        -------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification No.)

2800 GILBERT AVENUE, CINCINNATI, OHIO                       45206
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code        513-961-2660.
                                                      -------------------------
                                Not Applicable
- - -------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             YES   X       NO
                                                 -----        -----

The total number of shares outstanding of the issuer's no par common stock, as of March 31, 1995 was:

                                   6,618,952

                               TABLE OF CONTENTS

                                                                         PAGE
PART I - FINANCIAL INFORMATION
       ITEM 1.   FINANCIAL STATEMENTS

                   CONSOLIDATED STATEMENT OF EARNINGS .................   3

                   CONSOLIDATED BALANCE SHEET .........................   4 - 5

                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY .....   6

                   CONSOLIDATED STATEMENT OF CASH FLOWS ...............   7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........   8 - 12


       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ..................  13

PART II - OTHER INFORMATION                                              13 - 14


                FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                         Forty Weeks Ended                           Twelve Weeks Ended
                                                  -------------------------------             ----------------------------------
                                                    March 5,          March 6,                  March 5,              March 6,
                                                     1995                1994                     1995                  1994
                                                  ------------       ------------             -------------        -------------
REVENUE
Sales                                             $123,095,656      $121,119,807              $34,323,812           $33,457,933
Other                                                1,283,290         1,633,994                  346,208               627,283
                                                  ------------       ------------             -------------        -------------
    Total revenue                                  124,378,946       122,753,801               34,670,020            34,085,216
COSTS AND EXPENSES
Cost of sales
    Food and paper                                  39,348,615        39,239,605               11,400,622            11,105,656
    Payroll and related                             42,744,513        40,290,881               12,486,542            11,545,283
    Other operating costs                           31,400,516        28,923,172                9,645,570             8,622,277
                                                  ------------       ------------             -------------        -------------
                                                   113,493,644       108,453,658               33,532,734            31,273,216
General and administrative                           3,737,557         4,476,015                1,209,019             1,082,955
Advertising                                          3,048,821         2,951,511                  847,580               830,145
Interest                                             1,506,513         1,179,867                  530,901               377,046
                                                  ------------       ------------             -------------        -------------
    Total costs and expenses                       121,786,535       117,061,051               36,120,234            33,563,362
                                                  ------------       ------------             -------------        -------------
    Earnings (loss) before income taxes              2,592,411         5,692,750               (1,450,214)              521,854
INCOME TAXES                                           778,000         2,078,000                 (698,000)              191,000
                                                  ------------       ------------             -------------        -------------
    NET EARNINGS (LOSS)                           $  1,814,411      $  3,614,750              ($  752,214)           $  330,854
                                                  ============       ============             =============        =============

Primary and fully diluted net earnings (loss)
    per share of common stock                             $.27              $.55                    ($.11)                 $.05
                                                  ============       ============             =============        =============


The accompanying notes are an integral part of these statements.

                FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                       March 5,       May 29,
                                                         1995          1994
                                                      (unaudited)
                                                      -----------   -----------
CURRENT ASSETS
Cash                                                  $   496,286   $   200,900
Receivables
    Trade                                               1,299,108     1,194,231
    Other                                                 583,044     1,210,287
Inventories                                             4,109,991     3,571,655
Prepaid expenses and sundry deposits                    2,115,616     1,788,928
Prepaid and deferred income taxes                         760,992       465,181
                                                      -----------   -----------
         Total current assets                           9,365,037     8,431,182

PROPERTY, EQUIPMENT AND CAPITALIZED LEASES - AT COST
Land and improvements                                  22,494,107    20,297,436
Buildings                                              50,168,003    47,006,784
Equipment and fixtures                                 51,485,990    49,265,878
Leasehold improvements and buildings on leased land    23,814,895    22,658,295
Capitalized leases                                     10,195,505    10,775,208
Construction in progress                                4,563,427     2,471,385
                                                      -----------   -----------
                                                      162,721,927   152,474,986

    Less accumulated depreciation and amortization     68,474,776    66,225,550
                                                      -----------   -----------
                                                       94,247,151    86,249,436
OTHER ASSETS
Intangible assets                                         766,032       769,167
Investments in land - at cost                             665,074       665,074
Property held for sale                                  2,004,237     2,329,004
Net cash surrender value-life insurance policies        3,102,253     2,849,223
Deferred income taxes                                     282,722       282,722
Other                                                   2,270,689     2,532,324
                                                      -----------   -----------
                                                        9,091,007     9,427,514
                                                      -----------   -----------
                                                     $112,703,195  $104,108,132
                                                      ===========   ===========


The accompanying notes are an integral part of these statements.

                                 LIABILITIES


                                                                  March 5,       May 29,
                                                                    1995          1994
                                                                 (unaudited)
                                                               -------------  ------------
CURRENT LIABILITIES
Long-term obligations due within one year
    Long-term debt                                             $   1,904,563  $   337,045
    Obligations under capitalized leases                             511,521      546,951
    Self insurance                                                 1,394,936    1,239,652
Accounts payable                                                   8,091,348    8,409,909
Accrued expenses                                                   5,577,004    5,630,561
Income taxes                                                            --         36,102
                                                               -------------  ------------
         Total current liabilities                                17,479,372   16,200,220

LONG-TERM OBLIGATIONS
Long-term debt                                                    17,049,568   10,717,691
Obligations under capitalized leases                               6,633,163    7,021,974
Self insurance                                                     5,129,154    4,546,152
Other                                                              2,172,522    2,033,207
                                                               -------------  ------------
                                                                  30,984,407   24,319,024
COMMITMENTS                                                             --           --
SHAREHOLDERS' EQUITY
Capital stock
    Preferred stock - authorized, 3,000,000 shares
         without par value; none issued                                 --           --
    Common stock - authorized, 12,000,000 shares
         without par value; issued, 6,808,939 and
         6,548,201 shares - stated value - $1                      6,808,939    6,548,201
Additional contributed capital                                    54,624,224   52,188,112
                                                               -------------  ------------
                                                                  61,433,163   58,736,313

Retained earnings                                                  6,234,399    8,299,729
                                                               -------------  ------------
                                                                  67,667,562   67,036,042
Less cost of treasury stock (189,987 and 183,457 shares)           3,428,146    3,447,154
                                                               -------------  ------------
                                                                  64,239,416   63,588,888
                                                               -------------  ------------
                                                                $112,703,195 $104,108,132
                                                               =============  ============

                 FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FORTY WEEKS ENDED MARCH 5, 1995 AND MARCH 6, 1994
                                  (UNAUDITED)


                                        Common stock
                                       at $1 per share -      Additional
                                         Shares and           contributed        Retained       Treasury
                                           amount              capital           earnings        shares        Total
                                       ------------         -------------      ------------   -----------   -------------
Balance at May 30, 1993                 $6,297,536           $48,591,962        $8,597,646    ($3,429,035)   $60,058,109
Net earnings for forty weeks                    --                    --         3,614,750             --      3,614,750
Treasury shares reissued                        --                (8,327)               --         52,578         44,251
Treasury shares acquired                        --                    --                --        (20,670)       (20,670)
Dividends
    Cash - $.18 per share                       --                    --        (1,136,262)            --     (1,136,262)
    Stock - 4%                             250,665             3,604,563        (3,855,228)            --             --
                                       ------------         -------------      ------------   -----------   -------------
Balance at March 6, 1994                 6,548,201            52,188,198         7,220,906     (3,397,127)    62,560,178
Net earnings for twelve weeks                   --                    --         1,460,824             --      1,460,824
Treasury shares reissued                        --                   (86)               --            395            309
Treasury shares acquired                        --                    --                --        (50,422)       (50,422)
Dividends
    Cash - $.06 per share                       --                    --          (382,001)            --       (382,001)
                                       ------------         -------------      ------------   -----------   -------------
Balance at May 29,1994                   6,548,201            52,188,112         8,299,729     (3,447,154)    63,588,888
Net earnings for forty weeks                    --                    --         1,814,411             --      1,814,411
Treasury shares reissued                        --                (9,610)               --         23,771         14,161
Treasury shares acquired                        --                    --                --         (4,763)        (4,763)
Dividends
    Cash - $.18 per share                       --                    --        (1,173,281)            --     (1,173,281)
    Stock - 4%                             260,738             2,445,722        (2,706,460)            --             --
                                       ------------         -------------      ------------   -----------   -------------

Balance at March 5, 1995                $6,808,939           $54,624,224        $6,234,399    ($3,428,146)   $64,239,416
                                       ============         =============      ============   ===========   =============

The accompanying notes are an integral part of these statements.

                 FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FORTY WEEKS ENDED MARCH 5, 1995 AND MARCH 6, 1994
                                  (UNAUDITED)

                                                                                 1995                1994
                                                                            --------------      --------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                   $  1,814,411        $  3,614,750
Adjustments to reconcile net income
    to net cash from operating activities:
    Depreciation and amortization                                               7,510,907           7,075,886
    (Gain) Loss on disposition of assets                                         (190,030)            498,998
    Write off Texas goodwill                                                           --             886,447
    Changes in assets and liabilities:
         Decrease (increase) in receivables                                       522,366            (672,417)
         (Increase) decrease in inventories                                      (538,336)             93,653
         (Increase) decrease in prepaid  expenses and sundry deposits            (326,688)            336,392
         Increase in prepaid income taxes                                        (295,811)           (786,264)
         Decrease in accounts payable                                            (318,561)           (448,039)
         Decrease in accrued expenses                                             (53,557)           (846,447)
         Decrease in income taxes                                                 (36,102)           (235,393)
         Decrease (increase) in other assets                                      266,305            (336,435)
         Increase in self insured obligations                                     738,286             755,866
         Increase in other liabilities                                            302,035             292,908
                                                                            --------------      --------------
             Net cash provided by operating activities                          9,395,225          10,229,905

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Additions to property                                                         (16,968,507)        (13,735,828)
Proceeds from disposition of property                                           1,829,572           1,282,435
Increase in other assets                                                         (272,175)           (426,902)
                                                                            --------------      --------------
             Net cash (used in) investing activities                          (15,411,110)        (12,880,295)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings                                                        8,135,000           4,000,000
Payment of long-term obligations                                                 (659,846)           (587,956)
Cash dividends paid                                                            (1,173,281)         (1,136,262)
Treasury share transactions                                                         9,398              23,581
                                                                            --------------      --------------
             Net cash provided by financing activities                          6,311,271           2,299,363
                                                                            --------------      --------------
Net increase (decrease) in cash and equivalents                                   295,386            (351,027)
Cash and equivalents at beginning of year                                         200,900             546,677
                                                                            --------------      --------------

Cash and equivalents at end of quarter                                       $    496,286        $    195,650
                                                                            ==============      ==============
Supplemental disclosures:
Stock dividends issued                                                       $  2,706,460        $  3,855,228
Interest paid                                                                   1,499,593           1,149,882
Income taxes paid                                                               1,243,233           3,102,322
Income tax refunds received                                                      (133,320)             (2,665)
Lease transactions capitalized                                                         --             179,640

The accompanying notes are an integral part of these statements.

                  Frisch's Restaurants, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

CONSOLIDATION PRACTICES

The consolidated financial statements include the accounts of Frisch's Restaurants, Inc. and all of its subsidiaries.

CASH AND CASH EQUIVALENTS

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $888,109 at May 29, 1994 were included in accounts payable.

RECEIVABLES

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $62,736 at March 5, 1995 and $36,349 at May 29, 1994.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. During the quarter ended September 18, 1994 the Company changed its method of accounting for its commissary inventories from the last-in, first-out (LIFO) method to the FIFO method with an immaterial effect on the annual financial statements.

INCOME TAXES

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes.

PROPERTY AND EQUIPMENT

Depreciation is provided principally on the straight-line method over the estimated service lives of the assets.

INTANGIBLE ASSETS

The excess of cost over equity in net assets of subsidiaries acquired prior to November 1, 1970, is not currently being amortized because, in the opinion of management, the value has not decreased.

Due to changed business conditions, plans for the development of Company operated or franchised Big Boy restaurants in the state of Texas ceased during the year ended May 29, 1994. Accordingly, the remaining goodwill of $886,447 ascribed to the acquisition of Big Boy licensing rights for Texas was charged against earnings during the quarter ended September 19, 1993.

NEW STORE OPENING COSTS

New store opening costs are capitalized and amortized over a one year period from the date each new store opened. Items capitalized include new employee training costs, the cost of an employee team to coordinate the opening and the cost of certain replacement items such as uniforms and china.

BENEFIT PLANS

The Company has three defined benefit pension plans covering substantially all of its employees. The benefits are based on years-of-service and other factors. The Company's funding policy is to contribute annually the maximum

                  Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

SELF INSURANCE

The Company self-insures its casualty and a portion of its employee medical coverages. The amounts shown on the balance sheet represent management's estimate for future claims. There is insurance in place which provides for catastrophic losses.

REVENUE RECOGNITION

Franchise fees, based on sales of franchisees, are recorded on the accrual method as earned. There was no significant income from initial fees.

INVESTMENT IN SPORTS FRANCHISE

The Company's limited partnership investment in the Cincinnati Reds is carried at cost. An income distribution of $210,000 was recorded in earnings when received in the quarter ended March 6, 1994. A distribution has not been received in 1995.

RECLASSIFICATION

Last year's financial statements have been reclassified to conform to the 1995 presentation.

NOTE B - LONG-TERM DEBT
                                               March 5, 1995                 May 29, 1994
                                        --------------------------    --------------------------
                                           Payable     Payable          Payable      Payable
                                            within      after           within        after
                                           one year    one year        one year      one year
                                           --------    --------        --------      --------
                                                             (in thousands)
Industrial revenue
    bond financing                           $  200     $   600             $200       $   600
Revolving credit loan                             -       6,000                -        10,000
Term loan                                     1,500      10,250                -             -
Other                                           205         200              137           118
                                             ------     -------             ----       -------

                                             $1,905     $17,050             $337       $10,718
                                             ======     =======             ====       =======



The portion payable after one year matures as follows:
                                                           March 5,         May 29,
                                                             1995           1994
                                                        ------------     -----------
                                                               (in thousands)
                              Period ending in 1996       $     -         $   275
                                               1997         1,841          10,224
                                               1998         7,759             219
                                               1999         1,700               -
                                               2000         1,500               -
                                 Subsequent to 2000         4,250               -
                                                          -------         -------
                                                          $17,050         $10,718
                                                          =======         =======

                  Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - LONG-TERM DEBT (CONTINUED)

The revolving credit loan is a $10,000,000 line of credit, $6,000,000 of which is outstanding at March 5, 1995. This credit loan matures on August 30, 1997, unless extended. Interest is payable quarterly determined by various indices, currently 7.28%. The term loan, converted from a revolving credit loan during the quarter ended December 11, 1994, is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate up to a maximum of 7.5% through December 31, 1997. The rate for the final five years shall also be equal to the prime rate, not to exceed 8.5%.

These agreements contain covenants relating to net worth, interest expense, debt and capitalization changes, investments and leases. Compensating balances are not required.

The Company also has a $2,694,000 outstanding letter of credit in support of its self insurance.

The industrial revenue bonds, issued in 1978, are payable in annual installments of $200,000 through 1998 and bear interest at 7.3% to 7.4%. Property and equipment having a book value at March 5, 1995 of $2,804,000 is pledged as collateral for the bonds.

NOTE C - LEASED PROPERTY

The Company has capitalized the leased property of 50% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2001. The Company also occupies office space under an operating lease which expires during 2003.

An analysis of the leased property follows:

                                                       Asset balances at
                                                    ------------------------
                                                    Mar. 5,          May 29,
                                                     1995             1994
                                                    -------          ------
                                                        (in thousands)
           Restaurant facilities                    $ 9,715         $ 9,715
           Equipment                                    481           1,060
                                                    -------          ------
                                                     10,196          10,775
               Less accumulated amortization         (5,402)         (5,511)
                                                    -------         -------
                                                    $ 4,794         $ 5,264
                                                    =======         =======

Total rental expense of operating leases for the forty weeks was:

                                                     1995            1994
                                                    ------          ------
                                                        (in thousands)
           Minimum rentals                          $1,269          $1,307
           Contingent rentals
               (percent of excess sales)                27              90
                                                    ------          ------
                                                    $1,296          $1,397
                                                    ======          ======

                  Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                               Capitalized           Operating
     Period ending March 5,                       leases              leases
     ----------------------                    -----------           ---------
                                                       (in thousands)
     1996                                      $1,282      $1,368
     1997                                       1,212       1,239
     1998                                       1,085       1,118
     1999                                         978         926
     2000                                         902         780
     2000 to 2010                               8,096       3,655
                                               ------      ------
        Total                                  13,555      $9,086
                                                           ======
     Amount representing interest              (6,410)
                                               ------
     Present value of obligations               7,145
     Portion due within one year                 (512)
                                               ------

     Long-term obligations                     $6,633
                                               ======

NOTE D - INCOME TAXES

The provision for income taxes in all periods has been computed based on management's estimate of the tax rate for the entire fiscal year. During the quarter ended March 5, 1995, the estimated tax rate was changed from 36.5% to 30%.

NOTE E - CAPITAL STOCK

Shareholders approved the 1993 Stock Option Plan on October 4, 1993. The plan authorizes the grant of stock options for up to 520,000 shares of the Common Stock of the Company for a ten year period beginning May 9, 1994, the day after the expiration of the 1984 Stock Option Plan. The shares may be optioned at not less than seventy-five percent of the fair market value on the date granted and may include stock appreciation rights. No options have been granted under the 1993 plan.

The 1984 Stock Option Plan expired on May 8, 1994. Outstanding options are exercisable within ten years from the date of grant. The exercise price is the fair market value as of the date granted.

The outstanding stock options for the 1984 plan follow:

                                                   Option Price
                                            ------------------------------
                             Shares         Per Share            Total
                             ------         ---------         ------------

Chairman                     78,952            $18.18         $1,435,347
President                    94,208         $15.55-$22.53      1,957,098
Other key employees          94,047            $18.18          1,709,774

Shares reserved under these plans have been adjusted for stock dividends.

There are no other outstanding options, warrants or rights.

                  Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - PENSION PLANS

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at May 29, 1994 and May 30, 1993 (latest available data, in thousands):
                                                                                    1994         1993
                                                                                  --------    ---------
Plan assets at fair market value, primarily marketable securities
and insurance funds                                                                $17,704      $18,016
                                                                                   -------      -------
Actuarial present value of benefit obligations:
      Vested benefits                                                                9,591       10,454
      Non vested benefits                                                              814          299
                                                                                   -------      -------
Accumulated benefit obligations                                                     10,405       10,753
Effect of projected future salary increases                                          3,388        2,912
                                                                                   -------      -------
Projected benefit obligations                                                       13,793       13,665
                                                                                   -------      -------
Plan assets in excess of projected benefit obligations (including approximately
      $525 at 1994 and $549 at 1993 withdrawable by participants upon demand)        3,911        4,351
Unrecognized net gains                                                              (2,840)      (3,206)
Unrecognized prior service cost                                                        947        1,089
Unamortized net transition (assets)                                                 (1,895)      (2,132)
                                                                                   -------      -------

Net prepaid pension included in the balance sheet                                  $   123      $   102
                                                                                   =======      =======

Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                                       1994               1993
                                                                     --------           --------
Expected long-term rate of return on plan assets                       8.5%               8.5%
Weighted average discount rate                                        7.25                7.5
Rate of increase in compensation levels                                5.5                5.5

Pension expense for the forty weeks ended March 5, 1995 and March
6, 1994 was $261,113 and $244,884, respectively.

NOTE G - EARNINGS PER SHARE

Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period, which gives effect to stock options.

                                                          Weighted average
                                                            common shares
                                                            (Primary and
                                                            fully diluted)
                                                          ----------------
      Quarter ending March 5, 1995                           6,619,003
      Year-to-date at March 5, 1995                          6,618,679

      Quarter ending March 6,1994                            6,623,211
      Year-to-date at March 6, 1994                          6,622,855



NOTE H - COMPANY REPRESENTATIONS

The financial information is unaudited but in the opinion of management includes all adjustments (all of which were normal recurring adjustments) necessary for a fair presentation of results of operations for such periods.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- - ---------------------

Total revenue rose $1,625,000, or 1.3%, in the first three quarters of fiscal 1995. The increase came primarily from new Big Boy restaurants opened during the past year. Same store sales for the third quarter declined more rapidly than the first two quarters due to winter storms which swept the Company's market areas for five weekends in January and February. Menu prices were increased 2.4% in March 1995 and 2.3% in May 1994.

Cost of sales rose 4.6% over last year. Payroll and related expenses were 6.1% higher than the prior year due to a number of factors. The average hourly rate of pay for restaurant employees has risen significantly faster than inflation
throughout the year, reflecting the tightening of the labor market.   Payroll
expense as a percentage of sales runs higher initially when opening new stores. Also, staffing schedules could not be reduced quickly enough to avoid higher payroll percentages during the severe weather weeks. In addition, last year's expense was reduced by lowering of estimates for future obligations of self-insured general and medical insurance plans. Other operating expenses rose 8.6% due to higher manager training costs and depreciation which relate to the new Big Boy restaurant expansion program.

General and administrative expense declined 16.5% because the Company wrote off the remaining goodwill associated with Big Boy licensing rights in the state of Texas in last year's first quarter.

Interest expense continued to rise due to higher rates combined with higher debt levels incurred to finance new restaurant properties.

The estimated annual rate of income tax for the current year was reduced to 30% in the third quarter due to the first-ever losing quarter since becoming a publicly-held company in 1960. The resulting drop in probable full year earnings, when combined with existing tax credits, should produce an effective tax rate well below the preceding year.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

During the first three quarters of fiscal 1995, cash provided by operating activities was $9,400,000 and an additional $8,100,000 was borrowed. These funds were primarily invested in new Big Boy restaurant construction and new restaurant sites. Six new Big Boys - five new locations and one replacement unit - were opened in the first half of this fiscal year, and constuction of four more was started during the third quarter.

The Company has decided to cut back on new Big Boy openings for calendar 1995. Plans now call for the opening of six Big Boys during calendar year 1995 (including the four which began construction in the third quarter). As of March 5, 1995, restaurants under construction plus those scheduled to begin during the fourth quarter totaled $4,600,000. Cash flow from operating activities plus funds available from the revolving credit loan should be adequate to complete the anticipated construction. It is the Company's intention to operate within cash flow and avoid additional borrowing upon completion of the current construction cycle.


PART II - OTHER INFORMATION
- - ---------------------------

Items 1, 2, 3, 4, and 5, the answers to which are either "none" or "not applicable", are omitted.

Item 6.  Exhibits and reports on Form 8-K.

     a)  Exhibits
         None

     b)  Reports on Form 8-K.
         The Company did not file a report on Form 8-K during the forty weeks ended March 5, 1995.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FRISCH'S RESTAURANTS, INC.
                                                  --------------------------
                                                        (registrant)

            4/13/95
DATE________________________


                                              /s/ Louis J. Ullman
                                        BY________________________________
                                                  Louis J. Ullman Senior Vice
                                                  President-Finance and
                                                  Principal Financial Officer