Form 10-K405
period 1995-05-28
FRISCHS RESTAURANTS INC
filed 1995-08-23
CIK 39047

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                   FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 28, 1995

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-7323
                              ____________________

                           FRISCH'S RESTAURANTS, INC.

   INCORPORATED IN THE                     IRS EMPLOYER IDENTIFICATION NUMBER
      STATE OF OHIO                                   31-0523213

                              2800 GILBERT AVENUE
                             CINCINNATI, OHIO 45206
                                  513/961-2660

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                                     ON WHICH REGISTERED
      -------------------                                     ---------------------
   COMMON STOCK OF NO PAR VALUE                              AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.      YES [ X ]    NO [   ]

   INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ X ].

   AS OF AUGUST 1, 1995, 6,618,952 COMMON SHARES WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE AUGUST 1, 1995 CLOSING PRICE OF THESE SHARES ON THE AMERICAN STOCK EXCHANGE) OF FRISCH'S RESTAURANTS, INC. HELD BY NONAFFILIATES WAS APPROXIMATELY $47.7 MILLION.

                DOCUMENTS INCORPORATED BY REFERENCE

   PORTIONS OF THE REGISTRANT'S PROXY STATEMENT DATED AUGUST 22, 1995 ARE INCORPORATED BY REFERENCE INTO PART III.

                                     PART I
                                     ------
                              (Items 1 through 4)
                              -------------------
Item 1. - Business
------------------
Frisch's Restaurants, Inc. ("Company") was incorporated in 1947. The Company and its subsidiaries are engaged in the food service business, including the operation of and licensing of others to operate restaurants, and in the lodging business.

The food service industry is the Company's dominant industry segment. Operations in this industry are vertically integrated, and include the manufacture and distribution of food products and supplies to its restaurants and to licensees for resale to the general public. Fees are charged to licensees for use of trademarks and trade names and for advertising services based principally on percentages of sales.

The Company also operates two high-rise hotels located in greater Cincinnati, under the name "Quality Hotel"; one containing 147 guest rooms, banquet facilities for 400, a restaurant and cocktail lounge; the other having 236 guest rooms, banquet facilities for 700, and two restaurants with cocktail lounges.

The Company operates or licenses others to operate family restaurants, most of which have "drive-thru" service, located in Ohio, Kentucky, Indiana and Florida
which use the tradename "Big Boy".   The Company also has the right to operate
or license others to operate Big Boy family restaurants in Texas, Oklahoma, portions of Kansas, the unfranchised areas of Tennessee and Georgia and, under certain circumstances, in prescribed areas of states adjacent to Tennessee and Georgia. The Company licenses six restaurants from Hardee's Food Systems, Inc. which it operates in southwestern Ohio and northern Kentucky. As of May 28, 1995, there were 109 restaurants operated by the Company and 54 operated by licensees. The following tabulation sets forth restaurant openings and closings for both operated and licensed restaurants for the five years ended May 28, 1995:

                                                                Year ended
                                         6/2/91      5/31/92      5/30/93      5/29/94     5/28/95
                                         ------      -------      -------      --------    -------
Operated Restaurants
--------------------
  Big Boy
    Opened                                  6           1           13            9            9
    Replaced by new units                   -           -           (2)           -           (1)
    Closed                                 (5)         (3)          (9)          (2)          (1)
    Sold to licensees                       -         (12)           -            -            -

    Total Big Boy                         101          87           89           96          103

  Roy Rogers
    Closed                                 (4)          -           (1)           -            -
    Converted to Hardee's                  (6)          -            -            -            -

  Total Roy Rogers                          1           1            0            0            0

Hardee's
    Opened                                  -           1            -            -            -
    Closed                                  -           -            -           (2)           -
    Acquired                                1           -            -            -            -
    Converted from Roy Rogers               6           -            -            -            -

    Total Hardee's                          7           8            8            6            6
                                          ---          --           --          ---          ---
Total Operated Restaurants                109          96           97          102          109
                                          ===          ==           ==          ===          ===
Licensed Restaurants
--------------------
  Big Boy
    Opened                                  2           2            1            -            -
    Closed                                 (2)         (2)         (11)          (4)         (13)
    Acquired from licensor                  -          12            -            -            -
                                          ---          --           --          ---          ---
Total Licensed Big Boy                     69          81           71           67           54
                                           ==          ==           ==           ==           ==


The following tabulation sets forth the range and average floor space and the range and average seating capacity by type of restaurant for operated restaurants (similar information for licensed restaurants is not available):

                                Floor space - Sq. Ft.                         Seating capacity
                        ------------------------------------        ------------------------------------
                                 Range                                       Range
                        ----------------------                      ----------------------
                        Smallest       Largest       Average        Smallest       Largest       Average
                        --------       -------       -------        --------       -------       -------
Type of Restaurant
  Big Boy                 3578           6820          5632            118            200           157
  Hardee's                2350           4100          2959             60            150           101

The "Big Boy" restaurants are family restaurants operating under the name of "Frisch's". Menus are generally standardized with a wide variety of items at moderate prices, featuring the "Big Boy" double-deck hamburger sandwich and other sandwiches, steak, pasta, chicken and seafood dinners, pies and other items. Most "Big Boy" restaurants also contain breakfast bars, soup and salad bars and drive-thru service. The "Hardee's" restaurants are fast food restaurants specializing in breakfasts, hamburgers, chicken items, salads and variety sandwiches. All Hardee's also have drive-thru service. Older restaurants are located in suburban or urban neighborhoods which cater to local trade rather than highway travel. Restaurants opened in recent years have generally been located near expressways.

The agreements with licensees are not uniform, but substantially all of the licenses for individual restaurants are covered by agreements containing the following provisions:

1. The Licensor grants to the Licensee the right to use the name "Frisch" and/or "Frisch's" and related trademarks and names in connection with the operation of a food and restaurant business, in return for which the Licensee pays a license fee equal to three and three-quarters percent (3-3/4%) of its gross sales.

2. The Licensor provides local and regional advertising through publications, radio, television, etc., in return for which the Licensee pays an amount equal to two and one-half percent (2-1/2%) of its gross sales.

3. The Licensee agrees to conduct its business on a high scale, in an efficient manner, with cleanliness and good service, all to the complete satisfaction of the Licensor, and to comply with all food, sanitary and other regulations, and to serve only quality foods.

4. The term of the license is for a period of five (5) years. The license can be renewed for two further periods of five (5) years each provided the terms are similar to those contained in license agreements given by the Licensor at such time.

To service its owned and certain licensed units in Ohio, Kentucky and Indiana, the Company operates a commissary at Cincinnati, Ohio, where it prepares foods, and stocks foods, forms, paper products and other supplies. Certain companies in the foodservice industry operate commissaries, while others purchase from outside sources. Eighteen of the licensed units (33%) currently purchase items from the commissary. Big Boy units licensed in northern Indiana, northwestern Ohio and Florida do not buy food and supplies from the Company.

The Company also provides bookkeeping and payroll services to its owned and some of its licensed units. Ten of the licensed units (19%) currently purchase these services from the Company.

Pursuant to an agreement with Elias Brothers Restaurants, Inc., the Company has the right to use and sub-license others to use the registered trademark and tradename "Big Boy" for a perpetually renewable term at no license fee in Ohio, Kentucky, Indiana, Florida, Texas, Oklahoma, parts of Kansas, the unfranchised areas of Tennessee and Georgia and, under certain circumstances, prescribed areas of states adjacent to Tennessee and Georgia.

Seasonal weather conditions can have a marked effect upon revenues and earnings. Due to this seasonality, the first and fourth quarters of the Company's fiscal year normally account for a disproportionate share of annual revenues and earnings.

The business in which the Company is engaged is highly competitive and many of its competitors are substantially larger and possess greater financial resources than does the Company. Most of the Company's operations are in the family restaurant portion of the foodservice industry and are located in the states of Ohio, Kentucky and Indiana. The Company has numerous competitors, none of which is dominant in this sector of the foodservice industry. The principal methods of competition in the foodservice industry are service, food quality, cleanliness, customer perception of value and advertising.

Raw materials used in the Company's business (which consist principally of food items) are generally plentiful and may be obtained from any number of suppliers. Quality and price are the principal determinants of source.

The Company's working capital practices are incorporated herein by reference to Management's Discussion and Analysis in Part II, item 7, page 9 of this Form 10-K, under the caption "Liquidity and Capital Resources."

The Company does not believe that various federal, state and local environmental regulations will have any material impact upon its capital expenditures, earnings or competitive position.

As of May 28, 1995, the Company and its subsidiaries employed approximately 6,700 persons, approximately 4,700 of whom were full-time and 2,000 were part-time.

Item 2. - Properties
--------------------
The Company owns the building which houses its commissary in Cincinnati, Ohio. The area of this building is approximately 79,000 square feet. The facility operates one shift daily so that additional productive capacity is available when needed. It is suitable and adequate to supply Company restaurants and franchise needs in all of the Company's market areas for the forseeable future. The Company also maintains administrative office space in Cincinnati, approximating 49,000 square feet, under a lease expiring December 31, 2002.

As of May 28, 1995, the Company and its subsidiaries operated 109 restaurants, most of which are family restaurants in Ohio, Kentucky and Indiana. It is the Company's policy to own its restaurant locations whenever possible. Seventy
(70) locations are owned and thirty-nine (39) locations are leased. The leases generally provide for prime terms of fifteen (15) or twenty (20) years with options aggregating ten (10) or fifteen (15) years.

During the next five years, leases for restaurant facilities will expire as follows:

           Fiscal year ending in         Number of leases expiring
           ---------------------         -------------------------
                  1996                               6
                  1997                               5
                  1998                               5
                  1999                               4
                  2000                               4

All but one of the above twenty-four leases have options to renew for from 5 to 20 years, and/or favorable purchase options.

The Company owns and operates two hotels in greater Cincinnati, one of which is located on land that is leased through April 30, 2020, with renewal options aggregating 50 years.

The furniture, fixtures and equipment used in the operation of the business are owned by the Company.

Mortgages totaling approximately $1,140,000 encumber the commissary in Cincinnati, Ohio, one restaurant location and various equipment.

The Company owns a one-fifteenth limited partner's interest in the Cincinnati Reds professional baseball team.

The Company owns farm property in Warren County, Ohio, approximating 167 acres, which is held for investment and which is operated profitably as a thoroughbred horse boarding, breeding and training facility. Related parties do not use this facility.

The Company owns a former commissary and office building in Dallas, Texas, consisting of approximately 42,000 square feet. This building was primarily used as a warehouse and is currently for sale. Surplus land and six former restaurant locations are also held for sale.

Item 3. - Legal Proceedings
---------------------------
From time to time, the Company is subject to various claims and suits in the ordinary course of its business. The Company does not believe that any ultimate liability for these claims will have a material impact on its earnings or financial condition.

Item 4 . Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Not applicable.

Executive Officers of the Registrant
------------------------------------
The executive officers are chosen at the annual meeting of the Board of Directors for a term of one year and until their successors are chosen and qualified. Each of the executive officers listed below has been continuously employed by the Company for at least the past five years:

                                                                                                Present
                                                                                                 Office
                                                                                                  Held
   Name                           Age                                                            Since
   ----                           ---                                                             ----
Jack C. Maier                      70              Chairman of the Board                          1970
Craig F. Maier                     45              President and Chief Executive Officer          1989
Marvin G. Fields                   60              Senior Vice President - Operations             1971
Louis J. Ullman                    63              Senior Vice President - Finance                1971
Donald H. Walker                   49              Treasurer                                      1982
W. Gary King                       58              Assistant Secretary                            1972

                                    PART II
                                    -------
                              (Items 5 through 9)
                              -------------------

Item 5. - Market for the Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------------
                     Year Ended May 28, 1995              Year Ended May 29, 1994
                  ------------------------------       --------------------------------
                     Stock Prices                         Stock Prices
                  -----------------    Dividend        -------------------     Dividend
                   High        Low     per share        High         Low       per share
                  ------     ------    ---------       ------       ------     ---------
1st Quarter       14 7/8     11 3/4     6 cents        18           13 5/8      6 cents
2nd Quarter       13 1/4      9 7/8     6 cents        16           14          6 cents
3rd Quarter       10 5/8      8 7/8     6 cents        15 3/4       12 5/8      6 cents
4th Quarter        9 5/8      8 1/4     6 cents        15 3/8       12 1/2      6 cents

In addition to cash dividends above, a 4% stock dividend was paid in 1995 and 1994. There are approximately 3,200 shareholders of record. The Company's common stock is traded on the American Stock Exchange under the symbol FRS.

Through July 10, 1995, the Company has paid 138 consecutive quarterly dividends during its thirty-four year histroy as a public company. The Company has also paid twenty-four stock dividends since 1970, which has resulted in increased dividend payouts in every year since 1975.

Item 6. - Selected Financial Data
---------------------------------

                                                                              (In Thousands)
                                                           ----------------------------------------------------
                                                             1995       1994       1993       1992       1991
                                                           --------   --------   --------   --------   --------
Revenue
   Sales                                                   $161,429   $157,995   $146,732   $135,412   $142,416
   Other                                                      1,630      2,070      2,255      2,918      2,085
                                                           --------   --------   --------   --------   --------
      Total revenue                                         163,059    160,065    148,987    138,330    144,501
Costs and expenses
   Cost of sales
      Food and paper                                         52,299     51,071     46,795     42,794     46,282
      Payroll and related                                    56,335     52,827     49,741     46,337     49,976
      Other operating expenses                               40,781     37,792     34,337     31,481     34,790
                                                           --------   --------   --------   --------   --------
                                                            149,415    141,690    130,873    120,612    131,048

   General and administrative                                 4,582      5,030      4,701      4,819      3,511
   Advertising                                                4,008      3,873      3,632      3,367      3,509
   Interest expense                                           1,961      1,554      1,341      1,389      1,756
                                                           --------   --------   --------   --------   --------
      Total costs and expenses                              159,966    152,147    140,547    130,187    139,824
                                                           --------   --------   --------   --------   --------
      Earnings before income taxes                            3,093      7,918      8,440      8,143      4,677
Income taxes
  Current                                                       843      3,553      3,493      3,451      2,440
  Deferred                                                     (108)      (711)      (445)      (604)    (1,010)
                                                           --------   --------   --------   --------   --------
                                                                735      2,842      3,048      2,847      1,430
                                                           --------   --------   --------   --------   --------
Net earnings                                                 $2,358     $5,076     $5,392     $5,296     $3,247
                                                           ========   ========   ========   ========   ========
Primary and fully diluted net earnings
  per share of common stock                                    $.36       $.77       $.81       $.81       $.50
                                                           ========   ========   ========   ========   ========
Dividends Per Share
  Cash                                                         $.24       $.24       $.24       $.24       $.24
  Stock                                                           4%         4%         4%         4%         4%
Other Financial Statistics
  Capital expenditures                                      $23,283    $18,312    $22,823     $7,860    $11,468
  Total assets                                              115,548    104,349     98,095     86,990     87,564
  Long-term obligations                                      32,696     24,319     18,703     14,583     19,730
  Shareholders' equity                                       64,627     63,830     60,299     56,381     52,279
      Per share                                               $9.76      $9.64      $9.11      $8.59      $8.01
      Return on investment                                      3.7%       8.4%       9.6%      10.1%       6.4%
  Average number of common shares outstanding                 6,619      6,622      6,621      6,560      6,529
  Percentage increase (decrease) in total revenue               1.9%       7.4%       7.7%      (4.3%)     (1.6%)
  Earnings as a percentage of total revenue
      Earnings before income taxes                              1.9%       4.9%       5.7%       5.9%       3.2%
      Net earnings                                              1.4%       3.2%       3.6%       3.8%       2.2%

Note:  Per share data, except for dividends, are based on the weighted average number of common shares outstanding.

                                       7

Item 7. - Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

Total revenue reached record levels for the third year in a row, rising 1.9% to $163,059,000, after rising 7.4% and 7.7% in 1994 and 1993, respectively. The increases in revenue came primarily from 31 new Big Boy restaurants built in the past three years. Initial sales volume at the new units has been encouraging, however, sales have tended to level off below expectation in many of these units. Same store sales declined moderately this year after showing modest gains in each of the two previous fiscal years. Prices were increased 2.4% in the fourth quarter of fiscal 1995. Menu prices were also raised 2.3% late in fiscal 1994 and 2% late in 1993 and 1992. The modernization of nineteen Big Boy restaurants in fiscal 1995 also helped the sales improvement.

At the end of the fiscal year, the Company operated 109 restaurants--seven more than the year before. During the year, nine new Big Boy restaurants were opened--eight at new sites and one replacement--while two were closed.

Other income has declined over the last several years primarily due to lower distributions from the Company's investment in the Cincinnati Reds and lower franchise income. In 1995, no distribution was received from the Reds.

Cost of sales as a percentage of total revenue rose disproportionately in 1995 after experiencing a modest increase in 1994. The food and paper cost percentage has remained relatively stable the past two years. However, the other two components of cost of sales--payroll and related expenses and other operating expenses--rose significantly in 1995 after being fairly constant in 1994 and 1993. Payroll and related expenses increased from 33.0% of revenue in 1994 to 34.5% of revenue in 1995. Other operating expenses also increased considerably from 23.6% of revenue in 1994 to 25% of revenue this year. The overall impact was an increase in cost of sales from 88.5% to 91.6% of revenue.

Payroll and related expense rose 6.6% as a result of a general rise in average hourly rates and higher starting salaries for management. A shortage of labor in a number of the Company's market areas was the main cause of the higher rates. Hours worked were scaled back in an effort to control these costs, as the higher hourly rates caused payroll expense to exceed acceptable payroll levels. Currently, there is an effort to raise the Federal minimum wage. A moderate increase in the Federal minimum wage should not have an immediate effect on earnings because of current labor market conditions, although the long-term effects would clearly create additional cost pressures.

The other component of cost of sales that rose disproportionately to revenue was other operating expenses. Higher manager training costs and depreciation, both of which relate to the expansion of new Big Boy restaurants, were the principal causes of the 7.9% increase in other operating expenses.

The strength of the Company's operation has always been its Greater Cincinnati market. As the Company strives to achieve greater market penetration in such areas as Indianapolis and Columbus, it has become necessary to incur some higher operating costs to gain market share.

While food service is the Company's dominant industry segment, two hotels are also operated. Due to the abnormally low food service operating earnings, the hotels contributed approximately 18% of pretax earnings this year.

There are other factors over which the Company has little control that will impact future earnings. The restaurant industry in general, and the family restaurant segment in particular, has found it difficult to increase customer counts. Increased competition and market saturation have contributed to a shortage of labor with an accompanying rise in average hourly rates. Customer resistance to menu price increases may be felt if the higher labor cost is passed along too swiftly. The

Company's customers have not shown any significant preference for highly nutritional, low-fat foods, although such items are available on the menu and salad bars. The Company has positioned itself to meet these and other challenges by continuing to provide its customers with quality products of real value, with the service they expect, in clean, pleasant surroundings.

General and administrative expenses declined from 1994 to 1995 because the Company wrote off the remaining goodwill associated with licensing rights in the state of Texas in 1994.

Interest expense rose this year due to significantly higher debt levels that were incurred to finance new restaurant construction. Interest expense should rise less rapidly in the coming year because new restaurant construction is being scaled back.

Income tax expense as a percentage of pre-tax earnings was only 23.8% versus 35.9% last year because of the significant drop in earnings this year. The effective tax rate should be higher next year if earnings return to normal levels and because the Targeted Jobs Tax Credit which expired at the end of 1994 does not appear to be favored for reinstatement by the Congress.

Liquidity and Capital Resources
-------------------------------

During the year, cash provided by operating activities totaled $14,200,000 and an additional $10,400,000 was borrowed. Most of these funds were invested in new Big Boy restaurant construction, new restaurant sites, and the remodeling of existing facilities.

The Company has a $20,000,000 revolving line of credit, $8,000,000 of which has been borrowed as of the end of the year. The Company also has a term loan agreement in place that provided $12,000,000 to finance restaurant construction with repayment provisions to December 31, 2002. The principal sources of cash from operating activities were net income and depreciation.

Cash used in investing activities included $12,600,000 for new restaurant construction and equipment, $4,500,000 in remodeling existing properties, $3,800,000 in normal replacement of equipment and $2,400,000 in acquisition of sites for future restaurants.

Cash flows from financing activities included $10,400,000 borrowed under the Company's loan agreements. Long-term debt payments of $1,500,000 and dividends of $1,600,000 reduced cash flows from financing activities.

Current restaurant expansion plans call for the opening of five new Big Boy restaurants (one of which is a replacement unit) in fiscal 1996. Three of these units were under construction at the end of fiscal 1995 with capital expenditures of $1,400,000 remaining to be made. Cash flow from operating activities plus funds available from credit lines are more than adequate to complete the current construction cycle. The cost of a new Big Boy, including land, building and equipment, ranges from $1,500,000 to $1,700,000. The Company plans to fund fiscal 1996 construction with cash from operating activities. It is the Company's intention to operate within cash flow, reduce newly acquired debt and avoid additional borrowing upon completion of the current construction cycle.

Item 8. - Financial Statements and Supplementary Data
-------   -------------------------------------------

Index to Consolidated Financial Statements                                                          Page
                                                                                                    ----

Auditors' Report                                                                                     11

Consolidated Balance Sheet - May 28, 1995 and May 29, 1994                                          12-13

Consolidated Statement of Earnings - Three years ended May 28, 1995                                  14

Consolidated Statement of Cash Flows - Three years ended May 28, 1995                                15

Consolidated Statement of Shareholders' Equity - Three years ended May 28, 1995                      16

Notes to Consolidated Financial Statements - Three years ended May 28, 1995                         17-22

Quarterly Results (Unaudited)                                                                        23

AUDITORS' REPORT
----------------

Shareholders
Frisch's Restaurants, Inc.


     We have audited the accompanying consolidated balance sheet of Frisch's Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of May 28, 1995 and May 29, 1994 and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended May 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frisch's Restaurants, Inc. and Subsidiaries as of May 28, 1995 and May 29, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 28, 1995, in conformity with generally accepted accounting principles.

     As discussed in note A, the Company changed its method of valuing inventories.



GRANT THORNTON LLP
Cincinnati, Ohio
June 30, 1995

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                         May 28, 1995 and May 29, 1994

                                     ASSETS
                                                                 1995                   1994
                                                             ------------           ------------
Current Assets
Cash                                                         $    219,650           $    200,900
Receivables
    Trade                                                         986,360              1,194,231
    Other                                                         560,122              1,210,287
Inventories                                                     3,945,660              3,937,039
Prepaid expenses and sundry deposits                            1,705,463              1,788,928
Prepaid and deferred income taxes                                 723,523                465,181
                                                             ------------           ------------
        Total current assets                                    8,140,778              8,796,566
Property, Equipment and Capitalized Leases - At Cost
Land and improvements                                          23,623,581             20,297,436
Buildings                                                      53,292,215             47,006,784
Equipment and fixtures                                         53,466,613             49,265,878
Leasehold improvements and buildings on leased land            24,404,208             22,658,295
Capitalized leases                                              9,640,938             10,775,208
Construction in progress                                        3,226,921              2,471,385
                                                             ------------           ------------
                                                              167,654,476            152,474,986

    Less accumulated depreciation and amortization             69,596,486             66,225,550
                                                             ------------           ------------
                                                               98,057,990             86,249,436
Other Assets
Intangible assets                                                 765,092                769,167
Investments in land - at cost                                     641,764                665,074
Property held for sale                                          1,966,681              2,329,004
Net cash surrender value-life insurance policies                3,162,902              2,849,223
Deferred income taxes                                             409,643                158,491
Other                                                           2,403,243              2,532,324
                                                             ------------           ------------
                                                                9,349,325              9,303,283
                                                             ------------           ------------
                                                             $115,548,093           $104,349,285
                                                             ============           ============

The accompanying notes are an integral part of these statements.

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                         May 28, 1995 and May 29, 1994

                                  LIABILITIES
                                                                 1995                   1994
                                                             ------------           ------------
Current Liabilities
Long-term obligations due within one year
    Long-term debt                                           $  2,206,048           $    337,045
    Obligations under capitalized leases                          466,035                546,951
    Self insurance                                              1,221,460              1,239,652
Accounts payable                                                8,572,166              8,409,909
Accrued expenses                                                5,758,656              5,630,561
Income taxes                                                            -                 36,102
                                                             ------------           ------------
        Total current liabilities                              18,224,365             16,200,220

Long-Term Obligations

Long-term debt                                                 18,437,837             10,717,691
Obligations under capitalized leases                            6,409,216              7,021,974
Self insurance                                                  5,641,927              4,546,152
Other                                                           2,207,356              2,033,207
                                                             ------------           ------------
                                                               32,696,336             24,319,024

Commitments                                                             -                      -

Shareholders' Equity

Capital stock
    Preferred stock - authorized, 3,000,000 shares
        without par value; none issued                                 -                      -
    Common stock - authorized, 12,000,000 shares
        without par value; issued, 6,808,939 and 6,548,201
        shares - stated value - $1                              6,808,939              6,548,201
Additional contributed capital                                 54,624,224             52,188,112
                                                             ------------           ------------
                                                               61,433,163             58,736,313
Retained earnings                                               6,622,375              8,540,882
                                                             ------------           ------------
                                                               68,055,538             67,277,195
Less cost of treasury stock (189,987 and 183,457 shares)        3,428,146              3,447,154
                                                             ------------           ------------
                                                               64,627,392             63,830,041
                                                             ------------           ------------
                                                             $115,548,093           $104,349,285
                                                             ============           ============

The accompanying notes are an integral part of these statements.

                 FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS

                        Three years ended May 28, 1995

                                                               1995              1994               1993
                                                           ------------      ------------       ------------
Revenue
Sales                                                      $161,429,199      $157,995,557       $146,732,182
Other                                                         1,629,985         2,069,787          2,254,648
                                                           ------------      ------------       ------------
     Total revenue                                          163,059,184       160,065,344        148,986,830

Costs and expenses
Cost of sales
     Food and paper                                          52,298,714        51,070,559         46,795,133
     Payroll and related                                     56,334,783        52,827,393         49,741,182
     Other operating costs                                   40,781,489        37,792,524         34,336,165
                                                           ------------      ------------       ------------
                                                            149,414,986       141,690,476        130,872,480
                                                           ------------      ------------       ------------
General and administrative                                    4,581,541         5,030,018          4,701,235
Advertising                                                   4,008,237         3,872,710          3,632,233
Interest                                                      1,961,084         1,554,168          1,340,819
                                                           ------------      ------------       ------------
     Total costs and expenses                               159,965,848       152,147,372        140,546,767
                                                           ------------      ------------       ------------
     Earnings before income taxes                             3,093,336         7,917,972          8,440,063

Income taxes
Current
   Federal                                                    1,169,007         3,403,354          3,126,616
   Less tax credits                                            (436,358)         (551,624)          (177,745)
   State and municipal                                          110,246           701,878            544,408
Deferred                                                       (107,930)         (711,210)          (444,838)
                                                           ------------      ------------       ------------
                                                                734,965         2,842,398          3,048,441
                                                           ------------      ------------       ------------
   NET EARNINGS                                              $2,358,371        $5,075,574         $5,391,622
                                                           ============      ============       ============
Primary and fully diluted net earnings per share                   $.36              $.77               $.81
                                                           ============      ============       ============
Weighted average number of primary and fully
  diluted common shares and equivalents
  assumed outstanding during the year                         6,618,742         6,622,206          6,620,502
                                                           ============      ============       ============







The accompanying notes are an integral part of these statements.

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                        Three years ended May 28, 1995

                                                                      1995               1994                 1993
                                                                   ---------          ---------            ---------
Cash flows provided by (used in) operating activities:
Net income                                                          $2,358,371         $5,075,574           $5,391,622
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization                                      9,821,080          9,289,290            8,361,892
  (Gain) Loss on disposition of assets                                (345,380)            30,044              497,202
  Write off Texas goodwill                                                -               886,447                 -
  Changes in assets and liabilities:
    Decrease (increase) in receivables                                 858,036           (282,222)             290,820
    Increase in inventories                                             (8,621)          (348,890)             (36,652)
    Decrease (increase) in prepaid  expenses and sundry deposits        83,465            462,468           (1,415,485)
    (Increase) decrease in prepaid and deferred income taxes          (509,494)        (1,001,096)             329,117
    Increase (decrease) in accounts payable                            162,257           (119,749)           2,590,843
    Increase (decrease) in accrued expenses                            128,095            165,976             (838,790)
    Decrease in accrued income taxes                                   (36,102)           (68,819)            (333,857)
    Decrease (increase) in other assets                                321,374            (14,041)             283,874
    Increase in self insured obligations                             1,077,583            314,735            1,188,714
    Increase (decrease) in other liabilities                           336,239            (84,221)             731,907
                                                                    ----------         ----------           ----------
       Net cash provided by operating activities                    14,246,903         14,305,496           17,041,207

Cash flows provided by (used in) investing activities:
Additions to property                                              (23,283,499)       (18,312,487)         (22,822,691)
Proceeds from disposition of property                                2,245,680          2,654,072            1,207,119
Increase in other assets                                              (524,789)          (486,200)          (1,080,699)
                                                                    ----------         ----------           ----------
       Net cash (used in) investing activities                     (21,562,608)       (16,144,615)         (22,696,271)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings                                            10,385,000          4,000,000            6,000,000
Payment of long-term obligations                                    (1,489,525)          (961,863)          (1,277,711)
Cash dividends paid                                                 (1,570,418)        (1,518,263)          (1,467,265)
Treasury share transactions                                              9,398            (26,532)              (6,581)
                                                                    ----------         ----------           ----------
       Net cash provided by financing activities                     7,334,455          1,493,342            3,248,443
                                                                    ----------         ----------           ----------
Net increase (decrease) in cash and equivalents                         18,750           (345,777)          (2,406,621)
Cash and equivalents at beginning of year                              200,900            546,677            2,953,298
                                                                    ----------         ----------           ----------
Cash and equivalents at end of year                                 $  219,650         $  200,900           $  546,677
                                                                    ==========         ==========           ==========
Supplemental disclosures:
Stock dividends issued                                              $2,706,460         $3,855,228           $4,972,057
Interest paid                                                        1,872,183          1,548,826            1,272,330
Income taxes paid                                                    1,419,798          3,914,978            3,700,644
Income tax refunds received                                            139,237              2,665              647,463
Lease transactions capitalized                                              -             179,640                   -


The accompanying notes are an integral part of these statements.

                                      15

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         Three years ended May 28, 1995

                                      Common stock
                                    at $1 per share -     Additional
                                       Shares and        contributed         Retained           Treasury
                                        amount             capital           earnings            shares              Total
                                       ----------        -----------        ----------         ----------         -----------
Balance at May 31, 1992,
  as originally reported               $6,056,525        $43,865,000        $9,645,346        ($3,426,538)        $56,140,333
Adjustment for change in
  accounting principle (Note A)                 -                  -           241,153                  -             241,153
                                       ----------        -----------        ----------         ----------         -----------
Balance at May 31, 1992,
  as restated                           6,056,525         43,865,000         9,886,499         (3,426,538)         56,381,486
Net earnings for the year                       -                  -         5,391,622                  -           5,391,622
Treasury shares reissued                        -             (4,084)                -             52,443              48,359
Treasury shares acquired                        -                  -                 -            (54,940)            (54,940)
Dividends
  Cash - $.24 per share                         -                  -        (1,467,265)                 -          (1,467,265)
  Stock - 4%                              241,011          4,731,046        (4,972,057)                 -                   -
                                       ----------        -----------        ----------         ----------         -----------

Balance at May 30, 1993                 6,297,536         48,591,962         8,838,799         (3,429,035)         60,299,262
Net earnings for the year                       -                  -         5,075,574                  -           5,075,574
Treasury shares reissued                        -             (8,413)                -             52,973              44,560
Treasury shares acquired                        -                  -                 -            (71,092)            (71,092)
Dividends
  Cash - $.24 per share                         -                  -        (1,518,263)                 -          (1,518,263)
  Stock - 4%                              250,665          3,604,563        (3,855,228)                 -                   -
                                       ----------        -----------        ----------         ----------         -----------
Balance at May 29, 1994                 6,548,201         52,188,112         8,540,882         (3,447,154)         63,830,041
Net earnings for the year                       -                  -         2,358,371                  -           2,358,371
Treasury shares reissued                        -             (9,610)                -             23,771              14,161
Treasury shares acquired                        -                  -                 -             (4,763)             (4,763)
Dividends
  Cash - $.24 per share                         -                  -        (1,570,418)                 -          (1,570,418)
  Stock - 4%                              260,738          2,445,722        (2,706,460)                 -                   -
                                       ----------        -----------        ----------         ----------         -----------
Balance at May 28, 1995                $6,808,939        $54,624,224        $6,622,375        ($3,428,146)        $64,627,392
                                       ==========        ===========        ==========         ==========         ===========

The accompanying notes are an integral part of these statements.


FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 28, 1995

NOTE A - ACCOUNTING POLICIES
A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Consolidation Practices
-----------------------
The consolidated financial statements include the accounts of Frisch's Restaurants, Inc. and all of its subsidiaries.

Cash and Cash Equivalents
-------------------------
Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $690,462 and $888,109 were included in accounts payable at May 28, 1995 and May 29, 1994, respectively.

Receivables
-----------
The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $56,736 at May 28, 1995 and $36,349 at May 29, 1994.

Inventories
-----------
Inventories, comprised principally of food items, are valued at the lower of cost or market. Effective in the first quarter of fiscal 1995, the Company changed its method of determining cost for its commissary inventories from the last-in, first-out (LIFO) method to the first-in, first- out (FIFO) method. The change to the FIFO method more appropriately reflects the Company's financial condition, and conforms all its inventories to the same valuation method.

This change has been applied retroactively and comparative amounts for prior years have been restated. Inventories were increased by approximately $365,000 for fiscal years 1994 and 1993. The cumulative effect on retained earnings, net of income taxes, was approximately $241,000. There was no material impact on the Company's statement of earnings for fiscal years 1994 and 1993.

Income Taxes
------------
Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes.

Property and Equipment
----------------------
Depreciation is provided principally on the straight-line method over the estimated service lives of the assets.

Intangible and Other Assets
---------------------------
The excess of cost over equity in net assets of subsidiaries acquired prior to November 1, 1970, is not currently being amortized because, in the opinion of management, the value has not decreased.

Due to changed business conditions, plans for the development of Company operated or franchised Big Boy restaurants in the state of Texas ceased during the year ended May 29, 1994. Accordingly, the remaining goodwill of $886,447 ascribed to the acquisition of Big Boy licensing rights for Texas was charged against earnings during the year ended May 29, 1994. The amortization of Texas goodwill was $57,619 for the year ended May 30, 1993.

Net cash surrender value of life insurance policies includes the cash values of two policies written by a life insurance company that is under regulatory supervision pursuant to an Order of Rehabilitation on August 12, 1994. There are restraints which restrict policy surrenders, loans and reductions in face amount. Although adjustments may become necessary to values in existence prior to August 12, 1994, the rehabilitator has concluded that policyholders' account values should be fully preserved.

Advertising Costs
-----------------
Advertising costs are charged to expense as incurred. There are no significant advertising costs on the balance sheet for the years ended May 28, 1995 and May 29, 1994.

New Store Opening Costs
-----------------------
New store opening costs are capitalized and amortized over a one year period from the date each new store opened. Items capitalized include new employee training costs, the cost of an employee team to coordinate the opening and the cost of certain replacement items such as uniforms and china.

Benefit Plans
-------------
The Company has three defined benefit pension plans covering substantially all of its employees. The benefits are based on years-of-service and other factors. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

Self Insurance
--------------
The Company self-insures its casualty and a portion of its employee medical coverages. The amounts shown on the balance sheet represent management's estimate for future claims. There is insurance in place which provides for catastrophic losses.

Revenue Recognition
-------------------
Franchise fees, based on sales of franchisees, are recorded on the accrual method as earned. There was no significant income from initial fees during the last three years.

Investment in Sports Franchise
------------------------------
The Company's limited partnership investment in the Cincinnati Reds is carried at cost. Income distributions of $254,500 in 1994 and $333,333 in 1993 were recorded in earnings as received. No distribution was received in 1995.

Reclassification and Segment Reporting
--------------------------------------
Prior years' financial statements have been reclassified to conform to the 1995 presentation and to reflect the change in accounting principle as described under "Inventories" above.

The Company operates principally in the food service industry and additionally operates two hotels. Under generally accepted accounting principles, financial information for a particular industry segment is to be disclosed whenever that segment's revenue, operating profit or identifiable assets exceed 10% of consolidated totals. Hotel operations contributed approximately 18% of consolidated pre-tax earnings for fiscal 1995. However, in the opinion of management, food service earnings were abnormally low, and therefore, it would be inappropriate to regard hotel operations as a reportable segment this year.

NOTE B - LONG-TERM DEBT

                                             1995                         1994
                                      ----------------------         -------------------
                                       Payable       Payable          Payable    Payable
                                       within         after           within     after
                                      one year      one year         one year   one year
                                      --------      --------         --------   --------
                                                          (in thousands)
Revolving credit loan                  $    -       $ 8,000           $   -      $10,000
Term loan                               1,625         9,875               -            -
Industrial revenue
  bond financing                          400           400             200          600
Other                                     181           163             137          118
                                        -----        ------           -----      -------
                                       $2,206       $18,438           $ 337      $10,718
                                       ======       =======           =====      =======

The portion payable after one year matures as follows:

                                              1995               1994
                                            -------            -------
                                                  (in thousands)
    Period ending in 1996                   $     -            $   275
                     1997                     1,839             10,224
                     1998                     1,724                219
                     1999                     9,500                  -
                     2000                     1,500                  -
       Subsequent to 2000                     3,875                  -
                                            -------            -------
                                            $18,438            $10,718
                                            =======            =======

The revolving credit loan is a $20,000,000 line of credit, $8,000,000 of which is outstanding at May 28, 1995. This credit loan matures on August 30, 1998, unless extended. Interest is payable quarterly determined by various indices, currently 7.1125%. The term loan, converted from a revolving credit loan during the year ended May 28, 1995, is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate up to a maximum of 7.5% through December 31, 1997. The rate for the final five years shall also be equal to the prime rate, not to exceed 8.5%.

These agreements contain covenants relating to net worth, interest expense, debt and capitalization changes, investments, leases, and restrictions on pledging certain restaurant operating assets. Compensating balances are not required.

The Company also has a $2,544,000 outstanding letter of credit in support of its self insurance.

The industrial revenue bonds, issued in 1978, are payable in annual installments of $200,000 through 1998 and bear interest at 7.35% to 7.4%. Property and equipment having a book value at May 28, 1995 of $2,960,000 is pledged as collateral for the bonds.


NOTE C - LEASED PROPERTY

The Company has capitalized the leased property of 51% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2001. The Company also occupies office space under an operating lease which expires during 2003.

An analysis of the leased property follows:

                                                      Asset balances at
                                                  ------------------------
                                                    1995            1994
                                                  --------        --------
                                                       (in thousands)
    Restaurant facilities                         $  9,161        $  9,715
    Equipment                                          480           1,060
                                                  --------        --------
                                                     9,641          10,775
       Less accumulated amortization                (5,057)         (5,511)
                                                  --------        --------
                                                  $  4,584        $  5,264
                                                  ========        ========

Total rental expense of operating leases for the years was:

                                                          1995       1994        1993
                                                         ------     ------       -----
                                                               (in thousands)
    Minimum rentals                                      $1,643     $1,729       1,755
    Contingent rentals
       (percent of excess sales)                             32         99         134
                                                         ------     ------       -----
                                                         $1,675     $1,828      $1,889
                                                         ======     ======      ======

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                       Capitalized                Operating
    Year ending in:                       leases                   leases
    ---------------                    -----------                ---------
                                                   (in thousands)
    1996                                 $ 1,209                   $ 1,282
    1997                                   1,117                     1,202
    1998                                   1,024                     1,131
    1999                                     946                       911
    2000                                     886                       802
    2001 to 2020                           7,884                     4,500
                                         -------                   -------
         Total                            13,066                   $ 9,828
                                                                   =======
    Amount representing interest          (6,191)
                                         -------
    Present value of obligations           6,875
    Portion due within one year             (466)
                                         -------
    Long-term obligations                $ 6,409
                                         =======

NOTE D - INCOME TAXES

The variations between the statutory Federal rate and the effective rates are summarized as follows:

                                                           Percent of pretax earnings
                                                       ----------------------------------
                                                       1995            1994          1993
                                                       -----           ----          ----
    Statutory U.S. Federal income tax                   34.0           34.0          34.0
    Tax credits                                        (14.1)          (7.0)         (2.1)
    State and municipal income taxes
      (net of Federal tax benefit)                      2 .4            5.8           4.2
    Non-deductible write off of goodwill                   -            3.9             -
    Other                                                1.5            (.8)            -
                                                       -----           ----          ----
    Effective Rate                                      23.8           35.9          36.1
                                                       =====           ====          ====

The components of the deferred tax asset (liability) were as follows (in thousands):

                                                                  1995            1994
                                                                --------         -------
Deferred compensation                                           $    593         $   526
Partnership interest                                                 266             536
Compensated absences                                                 546             546
Self insurance                                                     2,231           1,849
Other                                                                131             291
                                                                --------         -------
Total deferred tax assets                                          3,767           3,748

New store opening cost                                              (275)           (307)
Investment in tax benefits                                          (846)           (941)
Depreciation                                                      (1,481)         (1,499)
Other                                                               (554)           (373)
                                                                --------         -------
Total deferred tax liabilities                                    (3,156)         (3,120)
                                                                --------         -------
Net deferred tax asset                                          $    611         $   628
                                                                ========         =======


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

The outstanding stock options for the 1984 plan follow:

                                                              Option Price
                                                  ------------------------------------
                              Shares                Per Share                 Total
                              ------              -------------             ----------
Chairman                      78,952                  $18.18                $1,435,347
President                     94,208              $15.55-$22.53              1,957,098
Other key employees           89,444                  $18.18                 1,626,092

The Company also has reserved 54,080 shares for issuance under the Frisch's Executive Savings Plan.

Shares reserved under these plans have been adjusted for stock dividends.

There are no other outstanding options, warrants or rights.

NOTE F - PENSION PLANS

Net pension expense included the following components (in thousands):

                                                         1995             1994             1993
                                                       ---------        --------         ---------
Service cost - benefits earned during the period       $  1,008         $  1,039         $    981
Interest cost on projected benefit obligations              978              988              950
Investment gain on plan assets                           (2,001)          (1,288)          (1,953)
Net amortization and deferral                               359            (418)              371
                                                       ---------        --------         ---------
Net periodic pension cost                              $    344         $    321         $    349
                                                       =========        =========        =========

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at May 28, 1995 and May 29, 1994 (in thousands):

                                                                                           1995         1994
                                                                                          -------      -------
Plan assets at fair market value, primarily marketable securities and insurance funds     $16,451      $18,229
                                                                                          -------      -------
Actuarial present value of benefit obligations:
    Vested benefits                                                                         8,300       10,116
    Non vested benefits                                                                       823          814
                                                                                          -------      -------
Accumulated benefit obligations                                                             9,123       10,930
Effect of projected future salary increases                                                 3,201        3,388
                                                                                          -------      -------
Projected benefit obligations                                                              12,324       14,318
                                                                                          -------      -------
Plan assets in excess of projected benefit obligations (including approximately
    $360 at 1995 and $531 at 1994 withdrawable by participants upon demand)                 4,127        3,911
Unrecognized net gains                                                                     (3,259)      (2,840)
Unrecognized prior service cost                                                               599          947
Unrecognized net transition (assets)                                                       (1,658)      (1,895)
                                                                                          -------      -------
Net (accrued) prepaid pension cost included in the balance sheet                          $  (191)     $   123
                                                                                          =======      =======

Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                                       1995         1994         1993
                                                                       ----         ----         ----
Expected long-term rate of return on plan assets                       8.50%        8.50%        8.50%
Weighted average discount rate                                         7.25         7.25         7.50
Rate of increase in compensation levels                                5.50         5.50         5.50


NOTE G - EARNINGS PER SHARE

Earnings per common share are based on the weighted average number of common shares outstanding during the year (6,618,742 in 1995, 6,622,206 in 1994 and 6,620,502 in 1993). Stock options outstanding during the three years did not have a material dilutive effect on earnings per share.

QUARTERLY RESULTS (UNAUDITED)
                                 Year Ended May 28, 1995                                        Year Ended May 29, 1994
                    -----------------------------------------------------      -----------------------------------------------------
                                (In Thousands)                                                      (In Thousands)
                    ---------------------------------------                    -------------------------------------
                                                    Net         Earnings
                                   Operating      earnings       (loss)                       Operating        Net        Earnings
                   Revenue          profit        (loss)        per share      Revenue          profit       earnings     per share
                   --------        -------        ------        ---------      --------        -------       -------      ---------
1st Quarter        $ 50,836        $ 4,820        $1,203          $.18        $ 50,414        $ 6,779        $2,186        $.33
2nd Quarter          38,873          3,626         1,108           .17          38,255          3,703         1,098         .17
3rd Quarter          34,670            791          (752)         (.11)         34,085          2,185           331         .05
4th Quarter          38,680          2,777           799           .12          37,311          3,638         1,461         .22
                   --------        -------        ------          -----       --------        -------        ------       -----
Year's Total       $163,059        $12,014        $2,358          $.36        $160,065        $16,305        $5,076        $.77
                   ========        =======        ======          =====       ========        =======        ======       =====

The first quarter of each year contains sixteen weeks, while the last three quarters each contain twelve weeks.
The first quarter of 1995 has been restated to retroactively apply the change in accounting principle as described under "Inventories" in Note A.
The fourth quarter of 1995 included a $160,000 adjustment of income tax expense to reflect the actual effective rate for the year.

Item 9. - Disagreements on Accounting and Financial Disclosure
-------   ----------------------------------------------------
Not applicable


                                   PART III
                                   --------

                            (Items 10 through 13)

Item 10. - Directors and Executive Officers of the Registrant
--------   --------------------------------------------------
Information regarding directors is incorporated by reference to the Registrant's proxy statement dated August 22, 1995.

Information regarding executive officers appears at the end of Part I.

Item 11. - Executive Compensation
--------   ----------------------
Incorporated by reference to the Registrant's proxy statement dated August 22, 1995.

Item 12. - Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------
Incorporated by reference to the Registrant's proxy statement dated August 22, 1995.

Item 13. - Certain Relationships and Related Transactions
--------   ----------------------------------------------
Incorporated by reference to the Registrant's proxy statement dated August 22, 1995.


                                    PART IV
                                    -------

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------   ----------------------------------------------------------------
a). List of documents filed as part of this report

            1.   Financial Statements

            All financial statements of the Registrant as set forth under Part II, Item 8

            2.   Financial Statement Schedules

            All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

            3.   Exhibits

            (3)  Articles of Incorporation and By-Laws

            (3)(a) Exhibit (3)(a) to the Registrant's Form 10-K for 1993, being The Third Amended Articles of Incorporation is incorporated herein by reference.


            (3)(b) A portion of Exhibit 3 to the Registrant's Form 10-K Annual Report for 1985, being the Code of Regulations is incorporated herein by reference.

            (10) Material Contracts

            (10)(a) Employment contract between the Registrant and Jack C. Maier effective May 29,1995.

            (10)(b) Employment contract between the Registrant and Craig F. Maier effective May 29, 1995.

            (10)(c) Exhibit (10)(a) to the Registrant's Form 10-K Annual Report for 1994, being the 1993 Stock Option Plan (Appendix A to the Registrant's Proxy Statement dated August 24, 1993), is incorporated herein by reference.

            (10)(d) Exhibit 10(a) to the Registrant's Form 10-K Annual Report for 1991, being employment contract between the Registrant and Craig F. Maier dated December 27, 1990 is incorporated herein by reference.

            (10)(e) Exhibit (10)(a) to the Registrant's Form 10-K Annual Report for 1990, being employment contract between the Registrant and Jack C. Maier dated July 20, 1990, is incorporated herein by reference.

            (10)(f) Exhibit (10)(e) to the Registrant's Form 10-K Annual Report for 1985 being the 1984 Stock Option Plan is incorporated herein by reference.

            (10)(g) Exhibit (10)(f) to the Registrant's Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan is incorporated herein by reference.

            (10)(h) Exhibit (10)(g) to the Registrant's Form 10-K Annual Report for 1990, being Agreement between the Registrant and Craig
            F. Maier dated November 21, 1989 is incorporated herein by reference.

            (10)(i) Exhibit (10)(d) to the Registrant's Form 10-K Annual
            Report for 1984, being agreement between the Registrant and Jack C. Maier dated August 3, 1984 is incorporated herein by reference. There are identical agreements dated August 3, 1984 between the Registrant and Louis J. Ullman and Marvin G. Fields.

            (10)(j) Exhibit (10)(f) to the Registrant's amended Form 10-K Annual Report for 1988 being the Restated and Amended Area Franchise Agreement between Elias Brothers Restaurants, Inc. and the Registrant is incorporated herein by reference.

            (11) Statement re:  computation of per share earnings.

            (18) Letter re:  change in accounting principle

            (21) Subsidiaries of the Registrant

            (27) Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended May 28, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FRISCH'S RESTAURANTS, INC.
                                             (Registrant)


                           By  Louis J. Ullman                August 11, 1995
                               ---------------------          ---------------
                               Louis J. Ullman                     Date
                               Senior Vice President-Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Signature                           Title                                          Date
     ---------                           -----                                          ----

   Jack C. Maier              Chairman of the Board and Director                    August 11, 1995
-----------------------       (A Principal Executive Officer)                       ---------------
   Jack C. Maier

   Craig F. Maier             President and Director                                August 10, 1995
-----------------------       (A Principal Executive Officer)                       ---------------
   Craig F. Maier

   Louis J. Ullman            Senior Vice President-Finance and Director            August 11, 1995
-----------------------       (Principal Financial and Accounting Officer)          ---------------
   Louis J. Ullman

   Marvin G. Fields           Director                                              August 10, 1995
-----------------------                                                             ---------------
   Marvin G. Fields

   Blanche F. Maier           Director                                              August 10, 1995
-----------------------                                                             ---------------
   Blanche F. Maier

   Alfred M. Cohen            Director                                              August 10, 1995
-----------------------                                                             ---------------
   Alfred M. Cohen

   Daniel W. Geeding          Director                                              August 10, 1995
-----------------------                                                             ---------------
   Daniel W. Geeding

   Willaim A. Mauch           Director                                              August 10, 1995
-----------------------                                                             ---------------
   William A. Mauch
