Form 10-Q
period 1995-09-17
FRISCHS RESTAURANTS INC
filed 1995-10-31
CIK 39047

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

FOR QUARTER ENDED SEPTEMBER 17, 1995              COMMISSION FILE NUMBER 1-7323

                          FRISCH'S RESTAURANTS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Ohio                                               31-0523213
-------------------------------                         -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

       2800 GILBERT AVENUE, CINCINNATI, OHIO                  45206
-------------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code     513-961-2660

                                Not Applicable
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES ___X___            NO ________

The total number of shares outstanding of the issuer's no par common stock, as of September 29, 1995 was:

                                  6,618,952

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                   CONSOLIDATED STATEMENT OF EARNINGS.....................   3

                   CONSOLIDATED BALANCE SHEET.............................   4 - 5

                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY.........   6

                   CONSOLIDATED STATEMENT OF CASH FLOWS...................   7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............   8 - 12


         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS....................   13 - 14


PART II - OTHER INFORMATION                                                  14



                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
         SIXTEEN WEEKS ENDED SEPTEMBER 17, 1995 AND SEPTEMBER 18, 1994
                                  (UNAUDITED)

                                              1995             1994
                                           -----------      -----------
REVENUE
Sales                                      $52,206,975      $50,280,408
Other                                          459,004          555,556
                                           -----------      -----------
     Total revenue                          52,665,979       50,835,964

COSTS AND EXPENSES
Cost of sales
     Food and paper                         16,503,309       15,966,128
     Payroll and related                    18,334,137       17,035,437
     Other operating costs                  12,961,011       12,458,840
                                           -----------      -----------
                                            47,798,457       45,460,405
General and administrative                   1,532,900        1,694,916
Advertising                                  1,303,635        1,243,835
Interest                                       733,512          505,080
                                           -----------      -----------

     Total costs and expenses               51,368,504       48,904,236
                                           -----------      -----------

     Earnings before income taxes            1,297,475        1,931,728

INCOME TAXES                                   415,000          728,000
                                           -----------      -----------

     NET EARNINGS                          $   882,475      $ 1,203,728
                                           ===========      ===========

Primary and fully diluted net earnings per
     share of common stock                        $.13             $.18
                                           ===========      ===========


    The accompanying notes are an integral part of these statements.

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                                                  September 17,                 May 28,
                                                                     1995                        1995
                                                                  (unaudited)
                                                                  ------------               -------------
CURRENT ASSETS
Cash                                                              $    540,440               $    219,650
Receivables
 Trade                                                               1,000,234                    986,360
 Other                                                                 531,653                    560,122
Inventories                                                          4,194,029                  3,945,660
Prepaid expenses and sundry deposits                                 3,031,270                  1,705,463
Prepaid and deferred income taxes                                      201,762                    723,523
                                                                  ------------               -------------
               Total current assets                                  9,499,388                  8,140,778
PROPERTY, EQUIPMENT AND CAPITALIZED LEASES - AT COST
Land and improvements                                               24,391,269                 23,623,581
Buildings                                                           54,431,713                 53,292,215
Equipment and fixtures                                              53,861,113                 53,466,613
Leasehold improvements and buildings on leased land                 24,955,145                 24,404,208
Capitalized leases                                                   9,640,938                  9,640,938
Construction in progress                                               691,575                  3,226,921
                                                                  ------------               -------------
                                                                   167,971,753                167,654,476

               Less accumulated depreciation and amortization       70,692,011                 69,596,486
                                                                  ------------               -------------
                                                                    97,279,742                 98,057,990
OTHER ASSETS
Intangible assets                                                      763,838                    765,092
Investments in land - at cost                                        2,313,309                    641,764
Property held for sale                                               1,962,654                  1,966,681
Net cash surrender value-life insurance policies                     3,331,482                  3,162,902
Deferred income taxes                                                  409,643                    409,643
Other                                                                2,525,302                  2,403,243
                                                                  ------------               -------------

                                                                    11,306,228                  9,349,325
                                                                  ------------               -------------
                                                                  $118,085,358               $115,548,093
                                                                  ============               =============



The accompanying notes are an integral part of these statements.

                                  LIABILITIES

                                                                  September 17,                 May 28,
                                                                     1995                        1995
                                                                  (unaudited)
                                                                ------------               -------------
CURRENT LIABILITIES
Long-term obligations due within one year
     Long-term debt                                               $1,841,060                 $2,206,048
     Obligations under capitalized leases                            467,268                    466,035
     Self insurance                                                1,699,380                  1,221,460
Accounts payable                                                   9,045,751                  8,572,166
Accrued expenses                                                   5,112,271                  5,758,656
Income taxes                                                          97,952                         -
                                                                ------------               -------------
     Total current liabilities                                    18,263,682                 18,224,365
LONG-TERM OBLIGATIONS
Long-term debt                                                    20,027,801                 18,437,837
Obligations under capitalized leases                               6,294,482                  6,409,216
Self insurance                                                     6,562,091                  5,641,927
Other                                                              2,221,709                  2,207,356
                                                                ------------               -------------
                                                                  35,106,083                 32,696,336
COMMITMENTS                                                                -                          -

SHAREHOLDERS' EQUITY

Capital stock
     Preferred stock - authorized, 3,000,000 shares
          without par value; none issued                                   -                          -
     Common stock - authorized, 12,000,000 shares
          without par value; issued, 6,808,939 - stated value $1   6,808,939                  6,808,939
Additional contributed capital                                    54,624,224                 54,624,224
                                                                ------------               -------------
                                                                  61,433,163                 61,433,163
Retained earnings                                                  6,710,576                  6,622,375
                                                                ------------               -------------
                                                                  68,143,739                 68,055,538
Less cost of treasury stock (189,987 shares)                       3,428,146                  3,428,146
                                                                ------------               -------------
                                                                  64,715,593                 64,627,392
                                                                ------------               -------------
                                                                $118,085,358               $115,548,093
                                                                ============               =============

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
         SIXTEEN WEEKS ENDED SEPTEMBER 17, 1995 AND SEPTEMBER 18, 1994
                                  (UNAUDITED)

                                    Common stock
                                  at $1 per share -     Additional
                                     Shares and         contributed      Retained        Treasury
                                       amount             capital        earnings         shares           Total
                                  -----------------     -----------     ----------     ------------     -----------
Balance at May 29, 1994             $6,548,201          $52,188,112     $8,540,882     ($3,447,154)     $63,830,041
Net earnings for sixteen weeks              -                    -       1,203,728              -         1,203,728
Treasury shares reissued                    -               (2,232)             -            7,836            5,604
Dividends
    Cash - $.12 per share                   -                   -         (763,821)             -          (763,821)
                                    ----------          -----------     ----------      -----------     -----------
Balance at September 18, 1994        6,548,201           52,185,880      8,980,789       (3,439,318)     64,275,552
Net earnings for thirty-six weeks           -                    -       1,154,643               -        1,154,643
Treasury shares reissued                    -                (7,378)            -            15,935           8,557
Treasury shares acquired                    -                    -              -            (4,763)         (4,763)
Dividends
    Cash - $.12 per share                   -                    -        (806,597)              -         (806,597)
    Stock - 4%                         260,738            2,445,722     (2,706,460)              -               -
                                    ----------          -----------     ----------      -----------     -----------
Balance at May 28, 1995              6,808,939           54,624,224      6,622,375       (3,428,146)     64,627,392

Net earnings for sixteen weeks              -                    -         882,475               -          882,475

Dividends
    Cash - $.12 per share                   -                    -        (794,274)              -         (794,274)
                                    ----------          -----------     ----------      -----------     -----------

Balance at September 17, 1995       $6,808,939          $54,624,224     $6,710,576      ($3,428,146)    $64,715,593
                                    ==========          ===========     ==========      ===========     ===========


    The accompanying notes are an integral part of these statements.

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
         SIXTEEN WEEKS ENDED SEPTEMBER 17, 1995 AND SEPTEMBER 18, 1994
                                  (UNAUDITED)

                                                                     1995                   1994
                                                                ------------            ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                        $  882,475            $ 1,203,728
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization                                    3,165,587              2,893,300
  Loss (gain) on disposition of assets                               137,331               (140,548)
  Changes in assets and liabilities:
     Decrease in receivables                                          14,595                875,123
     (Increase) decrease in inventories                             (248,369)               141,065
     (Increase) in prepaid  expenses and sundry deposits          (1,325,807)            (1,277,825)
     Increase in accounts payable                                     76,448                 14,924
     (Decrease) in accrued expenses                                 (646,385)              (388,937)
     Increase in income taxes                                        619,713                165,633
     Decrease in other assets                                         95,703                111,162
     Increase in self insured obligations                          1,398,084                668,004
     Increase in other liabilities                                    14,353                265,253
                                                                ------------            ------------
            Net cash provided by operating activities              4,183,728              4,530,882

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Additions to property - net                                       (5,018,209)            (6,854,857)
Proceeds from disposition of property                                851,893                777,994
Increase in other assets                                            (410,960)              (185,183)
                                                                ------------            ------------
            Net cash (used in) investing activities               (4,577,276)            (6,262,046)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings                                           4,000,000              2,385,000
Payment of long-term obligations                                  (2,888,525)              (262,979)
Cash dividends paid                                                 (397,137)              (381,911)
Treasury share transactions                                                -                  5,604
                                                                ------------            ------------
            Net cash provided by financing activities                714,338              1,745,714
                                                                ------------            ------------

Net increase in cash and equivalents                                 320,790                 14,550
Cash and equivalents at beginning of year                            219,650                200,900
                                                                ------------            ------------
Cash and equivalents at end of quarter                            $  540,440            $   215,450
                                                                ============            ============

Supplemental disclosures:
Interest paid                                                     $  886,919            $   419,923
Income taxes paid                                                    287,455                564,799
Income tax refunds received                                         (492,168)                (2,432)
Dividends declared but not paid                                      397,137                381,910

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

Cash and Cash Equivalents
-------------------------

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $690,462 at May 28, 1995 were included in accounts payable.

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $51,236 at September 17, 1995 and $56,736 at May 28, 1995.

Inventories
-----------

Inventories, comprised principally of food items, are valued at the lower of cost or market. During the first quarter of fiscal 1995, the Company changed its method of determining cost for its commissary inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change to the FIFO method more appropriately reflects the Company's financial condition, and conforms all its inventories to the same valuation method.

Due to this change, inventories were increased by approximately $365,000 and the cumulative effect on retained earnings, net of income taxes, was approximately $241,000. Last year's financial statements have been restated to reflect this change in accounting principle.

Income Taxes
------------

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes.

Property and Equipment
----------------------

Depreciation is provided principally on the straight-line method over the estimated service lives of the assets.

Intangible Assets and Other Assets
----------------------------------

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

                  Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Benefit Plans
-------------

The Company has three defined benefit pension plans covering substantially all of its employees. The benefits are based on years-of-service and other factors. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Company also has a non-qualified supplemental retirement plan for certain key employees.

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

Fair Value of Financial Instruments
-----------------------------------

The carrying value of the Company's financial instruments approximates fair value.

Investment in Sports Franchise
------------------------------

The Company's limited partnership investment in the Cincinnati Reds is carried at cost. Income distributions are recorded in earnings when received.

NOTE B - LONG-TERM DEBT

                                            September 17, 1995               May 28, 1995
                                        --------------------------    --------------------------
                                           Payable      Payable          Payable     Payable
                                            within       after            within      after
                                           one year     one year         one year    one year
                                           --------     --------         --------    --------
                                                             (in thousands)
Revolving credit loan                      $    -     $  10,000         $     -     $  8,000
Term loan                                   1,500         9,500           1,625        9,875
Industrial revenue
    bond financing                            200           400             400          400
Other                                         141           128             181          163
                                           ------     ---------         -------     --------
                                           $1,841     $  20,028         $ 2,206     $ 18,438
                                           ======     =========         =======     ========

The portion payable after one year matures as follows:
                                                        September 17,       May 28,
                                                            1995              1995
                                                        ------------     -----------
                                                               (in thousands)
                              Period ending in 1997      $   1,828        $   1,839
                                               1998         11,700            1,724
                                               1999          1,500            9,500
                                               2000          1,500            1,500
                                 Subsequent to 2000          3,500            3,875
                                                         ---------        ---------

                                                         $  20,028        $  18,438
                                                         =========        =========

                  Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - LONG-TERM DEBT (CONTINUED)

The revolving credit loan is a $20,000,000 line of credit, $10,000,000 of which is outstanding at September 17, 1995. This credit loan matures on August 30, 1998, unless extended. Interest is payable quarterly determined by various indices, currently 6.75%. The term loan, converted from a revolving credit loan during the year ended May 28, 1995, is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate up to a maximum of 7.5% through December 31, 1997. The rate for the final five years shall also be equal to the prime rate, not to exceed 8.5%.

These agreements contain covenants relating to net worth, interest expense, debt and capitalization changes, investments, leases, and restrictions on pledging certain restaurant operating assets. Compensating balances are not required.

The Company also has a $2,494,000 outstanding letter of credit in support of its self insurance.

The industrial revenue bonds, issued in 1978, are payable in annual installments of $200,000 through 1998 and bear interest at 7.4%. Property and equipment having a book value at September 17, 1995 of $2,906,000 is pledged as collateral for the bonds.

NOTE C - LEASED PROPERTY

The Company has capitalized the leased property of 53% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2001. The Company also occupies office space under an operating lease which expires during 2003.

An analysis of the leased property follows:

                                                        Asset balances at
                                                    -------------------------
                                                    Sept. 17,        May 28,
                                                      1995            1995
                                                    ----------     ----------
                                                          (in thousands)
           Restaurant facilities                    $ 9,161          $ 9,161
           Equipment                                    480              480
                                                    -------          -------
                                                      9,641            9,641
               Less accumulated amortization         (5,188)          (5,057)
                                                    --------         --------
                                                    $ 4,453          $ 4,584
                                                    =======          ========

Total rental expense of operating leases for the sixteen weeks was:

                                                      1995            1995
                                                    ----------     ----------
                                                          (in thousands)
           Minimum rentals                           $ 488            $ 507
           Contingent rentals
               (percent of excess sales)                 4               14
                                                     -----            -----
                                                     $ 492            $ 521
                                                     =====            =====

                  Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                        Capitalized         Operating
                 Period ending September 17,               leases             leases
                 ---------------------------           -------------      ------------
                                                                 (in thousands)
                 1996                                    $  1,198            $  1,288
                 1997                                       1,093               1,256
                 1998                                       1,007               1,157
                 1999                                         925                 934
                 2000                                         870                 818
                 2001 to 2020                               7,669               4,686
                                                         --------            --------
                     Total                                 12,762            $ 10,139
                                                                             ========
                 Amount representing interest              (6,000)
                                                         --------
                 Present value of obligations               6,762
                 Portion due within one year                 (467)
                                                         --------

                 Long-term obligations                    $ 6,295
                                                         ========

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

The outstanding stock options for the 1984 plan follow:

                                                                                  Option Price
                                                                         ------------------------------
                                                        Shares              Per Share         Total
                                                    -------------        ---------------    -----------
                 Chairman                               78,952               $18.18          $1,435,347
                 President                              94,208           $15.55-$22.53        1,957,098
                 Other key employees                    76,288               $18.18           1,386,916

The Company also has reserved 54,080 shares for issuance under the Frisch's Executive Savings Plan.

                  Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - CAPITAL STOCK (CONTINUED)

Shares reserved under this plan have been adjusted for stock dividends.

There are no other outstanding options, warrants or rights.

NOTE F - PENSION PLANS

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at May 28, 1995 and May 29, 1994 (latest available data, in thousands):

                                                                                           1995        1994
                                                                                         --------    ---------
Plan assets at fair market value, primarily marketable securities and insurance funds    $ 16,451     $ 18,229
                                                                                         --------    ---------
Actuarial present value of benefit obligations:
      Vested benefits                                                                       8,300       10,116
      Non vested benefits                                                                     823          814
                                                                                         --------    ---------
Accumulated benefit obligations                                                             9,123       10,930
Effect of projected future salary increases                                                 3,201        3,388
                                                                                         --------    ---------
Projected benefit obligations                                                              12,324       14,318
                                                                                         --------    ---------
Plan assets in excess of projected benefit obligations (including approximately
      $360 at 1995 and $531 at 1994 withdrawable by participants upon demand)               4,127        3,911
Unrecognized net gains                                                                     (3,259)      (2,840)
Unrecognized prior service cost                                                               599          947
Unrecognized net transition (assets)                                                       (1,658)      (1,895)
                                                                                         --------    ---------

Net (accrued) prepaid pension cost included in the balance sheet                         $   (191)   $     123
                                                                                         ========    =========

Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                                  1995               1994
                                                                --------           --------
Expected long-term rate of return on plan assets                  8.50%              8.50%
Weighted average discount rate                                    7.25               7.25
Rate of increase in compensation levels                           5.50               5.50

Pension expense for the sixteen weeks ended September 17, 1995 and September 18, 1994 was $110,208 and $112,012, respectively.

NOTE G - EARNINGS PER SHARE

Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period, which gives effect to stock options.

                                                                    Weighted average
                                                                      common shares
                                                                       (Primary and
                                                                     fully diluted)
                                                                     ---------------
                 Quarter ending September 17,1995                       6,618,952
                 Quarter ending September 18,1994                       6,618,512

NOTE H - COMPANY REPRESENTATIONS

The financial information is unaudited but in the opinion of management includes all adjustments (all of which were normal recurring adjustments) necessary for a fair presentation of results of operations for such periods.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Total revenue reached record levels for the first quarter of fiscal 1996, climbing to $52,666,000, an increase of 3.6% over last year's revenue of $50,836,000. Total revenue consists of retail sales by Company-operated restaurants and hotels, and wholesale sales to and fees from licensed Big Boys.

Sales rose 3.8% to $52,207,000 from $50,280,000 a year ago. Most of the increase came from seven new Big Boys opened during the last twelve months, offset slightly by the closing of two older, lower volume units. Big Boy same store sales are now beginning to show improvement, after experiencing a moderate decline last year. Menu prices were increased 2.4% at the beginning of the fourth quarter of fiscal 1995 and 2.0% late in the first quarter this year. Sales from hotel operations were up 9.3% during the quarter, contributing approximately $330,000 of the sales increase. The continuing modernization program has helped to improve sales at the Big Boys and the hotel operations.

Other income declined 17.4% during the quarter, as eleven fewer licensed units are now in operation than a year ago.

At the end of the quarter, the Company operated 104 Big Boy restaurants, four Hardee's and two Quality Hotels. During the quarter, three new Big Boys were opened, one of which replaced an existing unit, completing the 1995 expansion cycle. One Big Boy and two Hardee's were closed.

Despite the recent menu price increase, the pressure on margins continued. Cost of sales increased $2,338,000 during the quarter while revenue was up only $1,830,000. While food and paper cost declined from 31.4% of revenue last year to 31.3% this year, payroll and related expense and other operating expenses rose disproportionately to the higher revenues. Payroll and related expenses increased from 33.5% of revenue last year to 34.8% of revenue this year. Competition for employees due to a shortage of labor in most of the Company's marketing areas continues to result in higher average hourly rates and higher starting salaries for store managers. Other operating expenses have stabilized at 24.6% of revenue this year against 24.5% of revenue last year. However, this category of expense includes gains and losses from property dispositions. Excluding these transactions, other operating expenses were 25.0% of revenue this year and 24.0% of revenue last year. Higher depreciation and remodeling expenses, both of which relate to recent expansion and modernization, along with increased charges for utilities and maintenance were the principal causes of the real increase in other operating expenses.

General and Administrative expense was 9.6% or $162,000 lower than last year due primarily to lower officer compensation this year.

Interest expense rose 45.1% or $228,000 above last year due to significantly higher debt levels that were incurred to finance new restaurant expansion. Increases in interest expense have peaked and have started to trend downward as debt levels were reduced toward the end of the quarter.

The estimated annual rate of income tax is 32.0% this year versus 37.7% last year. Congress is presently considering a bill that would replace the Targeted Jobs Tax Credit that expired at the end of 1994 with a scaled down version that would be effective January 1, 1996. While potentially helpful to the Company in the long run, the impact on this year's effective tax rate would be minimal.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $4,200,000, generated principally from net income and depreciation. Additionally, $4,000,000 was borrowed during the quarter, $2,000,000 of which has been repaid as the Company intends to reduce newly acquired debt.

Investing activities included $5,000,000 in additions to property. This consisted of approximately $1,900,000 to complete the 1995 expansion cycle, $900,000 to remodel existing properties, $1,600,000 for acquisitions of future sites and $600,000 in equipment replacements and other capital expenditures.

Financing activities included new debt of $4,000,000. Revised expansion plans that provide for fewer new units allowed funds normally directed to capital expenditures to be used to repay $2,000,000 of this new debt. Payments of $900,000 were made to service existing debt and a quarterly dividend to shareholders of approximately $400,000 was paid.

The 1996 construction cycle calls for the opening of two new Big Boys in the spring, with construction beginning this fall, introducing a new, smaller building design. The projected cost to build and equip these units is estimated at $1,100,000 each, a reduction of approximately $200,000 from last year's average cost per unit. This lower cost prototype will allow the Company to expand into more locations over the long term. Including land, the cost of the new, smaller Big Boy will range from $1,300,000 to $1,500,000. Current plans also include the replacement of two existing locations with new buildings to be constructed in the spring of 1996. It remains the Company's intention to operate within cash flow and reduce debt.

PART II - OTHER INFORMATION
---------------------------

Items 1, 2, 3, and 5, the answers to which are either "none" or "not applicable", are omitted.

Item 4.  Submission of matters to a vote of Security Holders.

       a) The annual meeting of Shareholders was held on October 2, 1995.

       c) The following matters were voted upon:

          Management proposal to approve the appointment of auditors received the following votes:

                      For              Against          Abstain
                      ---              -------          -------
                   6,029,295           55,590           14,482

              A Shareholder proposal to amend the Code of Regulations to require that a majority of the Board of Directors be independent of management received the following votes:

                      For              Against          Abstain        Broker Non-Votes
                      ---              -------          -------        ----------------
                   1,586,661          3,094,888         193,122           1,224,696

Item 6.  Exhibits and reports on Form 8-K.

           a) Exhibits

              (10)        Material Contracts

              (10)(a)     Frisch's Executive Savings Plan

              (10)(b)     Frisch's Executive Retirement Plan

              (27)        Financial Data Schedule

           b) Reports on Form 8-K.
              The Company did not file a report on Form 8-K during the sixteen weeks ended September 17, 1995.

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


                                        FRISCH'S RESTAURANTS, INC.
                                        --------------------------
                                                (registrant)


DATE       October 30, 1995
    ----------------------------
           October 30, 1995

                                        BY        Louis J. Ullman
                                           -----------------------------
                                                  Louis J. Ullman
                                           Senior Vice President-Finance
                                           and Principal Financial Officer