Form 10-Q
period 1995-12-10
FRISCHS RESTAURANTS INC
filed 1996-01-18
CIK 39047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                  Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED DECEMBER 10, 1995               COMMISSION FILE NUMBER 1-7323

                         FRISCH'S RESTAURANTS, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                OHIO                                  31-0523213
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

2800 GILBERT AVENUE, CINCINNATI, OHIO                   45206
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

         Registrant's telephone number, including area code 513-961-2660.
                                                            ------------
                               Not Applicable
--------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               YES____X____          NO_________

The total number of shares outstanding of the issuer's no par common stock, as of December 29, 1995 was:
                                  6,882,609

                                TABLE OF CONTENTS

                                                                    PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENT OF EARNINGS ...........   3

                    CONSOLIDATED BALANCE SHEET ...................   4 - 5

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY   6

                    CONSOLIDATED STATEMENT OF CASH FLOWS .........   7

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...   8 - 12




         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS ..........  13 - 14

PART II - OTHER INFORMATION                                         14

                 FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF EARNINGS
                                 (UNAUDITED)




                                                                Twenty-eight Weeks Ended               Twelve Weeks Ended
                                                                -----------------------------     ----------------------------
                                                                December 10,     December 11,     December 10,    December 11,
                                                                    1995            1994              1995            1994
                                                                 -----------     -----------       -----------     -----------
REVENUE
Sales                                                            $91,084,119     $88,771,844       $38,877,144     $38,491,436
Other                                                                787,226         937,082           328,222         381,526
                                                                 -----------     -----------       -----------     -----------
    Total revenue                                                 91,871,345      89,708,926        39,205,366      38,872,962
COST AND EXPENSES
Cost of sales
    Food and Paper                                                28,863,530      28,313,377        12,360,221      12,347,249
    Payroll and related                                           31,997,368      30,257,971        13,663,231      13,222,534
    Other operating costs                                         22,744,615      21,754,946         9,783,604       9,296,106
                                                                 -----------     -----------       -----------     -----------
                                                                  83,605,513      80,326,294        35,807,056      34,865,889
General and administrative                                         2,246,841       2,528,538           713,941         833,622
Advertising                                                        2,267,764       2,201,241           964,129         957,406
Interest                                                           1,293,394         975,612           559,882         470,532
                                                                 -----------     -----------       -----------     -----------
    Total costs and expenses                                      89,413,512      86,031,685        38,045,008      37,127,449
                                                                 -----------     -----------       -----------     -----------
    Earnings before income taxes                                   2,457,833       3,677,241         1,160,358       1,745,513
INCOME TAXES                                                         787,000       1,366,000           372,000         638,000
                                                                 -----------     -----------       -----------     -----------
    NET EARNINGS                                                 $ 1,670,833     $ 2,311,241       $   788,358     $ 1,107,513
                                                                 ===========     ===========       ===========     ===========

Primary and fully diluted net earnings per
    share of common stock                                              $ .24           $ .34             $ .11           $ .16
                                                                 ===========     ===========       ===========     ===========



The accompanying notes are an intergral part of these statements.

   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEET
                      ASSETS

                                                          December 10,       May 28,
                                                             1995             1995
                                                         (unaudited)
                                                         ------------    -------------
CURRENT ASSETS
Cash                                                     $  1,102,525         $219,650
Receivables
     Trade                                                    979,611          986,360
     Other                                                    509,481          560,122
Inventories                                                 4,200,854        3,945,660
Prepaid expenses and sundry deposits                        1,997,144        1,705,463
Prepaid and deferred income taxes                             536,226          723,523
                                                         ------------    -------------
          Total current assets                              9,325,841        8,140,778
PROPERTY, EQUIPMENT AND CAPITALIZED LEASES - AT COST
Land and improvements                                      24,580,222       23,623,581
Buildings                                                  55,221,525       53,292,215
Equipment and fixtures                                     54,249,695       53,466,613
Leasehold improvements and buildings on leased land        24,759,165       24,404,208
Capitalized leases                                         10,030,938        9,640,938
Construction in progress                                    1,031,599        3,226,921
                                                         ------------    -------------
                                                          169,873,144      167,654,476

     Less accumulated depreciation and amortization        72,492,391       69,596,486
                                                         ------------    -------------
                                                           97,380,753       98,057,990
OTHER ASSETS
Intangible assets                                             762,898          765,092
Investments in land - at cost                               2,420,235          641,764
Property held for sale                                      1,068,949        1,966,681
Net cash surrender value-life insurance policies            3,392,395        3,162,902
Deferred income taxes                                         409,643          409,643
Other                                                       2,507,673        2,403,243
                                                         ------------    -------------
                                                           10,561,793        9,349,325
                                                         ------------    -------------
                                                         $117,268,387     $115,548,093
                                                         ============    =============

The accompanying notes are an integral part of these statements.

                   LIABILITIES

                                                                 December 10,     May 28,
                                                                   1995             1995
                                                                 (unaudited)
                                                                -------------  -------------
CURRENT LIABILITIES
Long-term obligations due within one year
     Long-term debt                                             $1,834,012       $2,206,048
     Obligations under capitalized leases                          523,594          466,035
     Self insurance                                              2,681,492        1,221,460
Accounts payable                                                 8,424,977        8,572,166
Accrued expenses                                                 5,534,547        5,758,656
                                                              ------------     ------------
          Total current liabilities                             18,998,622       18,224,365
LONG-TERM OBLIGATIONS
Long-term debt                                                  18,618,684       18,437,837
Obligations under capitalized leases                             6,493,025        6,409,216
Self insurance                                                   5,799,750        5,641,927
Other                                                            2,277,223        2,207,356
                                                              ------------     ------------
                                                                33,188,682       32,696,336


COMMITMENTS                                                              -                -

SHAREHOLDERS' EQUITY
Capital stock
      Preferred stock - authorized, 3,000,000 shares
           without par value; none issued                                -                -
      Common stock - authorized, 12,000,000 shares without par
           value; issued, 7,080,195 and 6,808,939- stated
           value $1                                              7,080,195        6,808,939
Additional contributed capital                                  56,794,272       54,624,224
                                                              ------------     ------------

                                                                63,874,467       61,433,163

Retained earnings                                                4,634,762        6,622,375
                                                              ------------     ------------

                                                                68,509,229       68,055,538
Less cost of treasury stock (197,586 and 189,987 shares)         3,428,146        3,428,146
                                                              ------------     ------------
                                                                65,081,083       64,627,392
                                                              ------------     ------------
                                                              $117,268,387     $115,548,093
                                                              ============     ============

   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
TWENTY-EIGHT WEEKS ENDED DECEMBER 10, 1995 AND DECEMBER 11, 1994
                   (UNAUDITED)

                                                  Common stock
                                                  at $1 per share -  Additional
                                                   Shares and       contributed      Retained       Treasury
                                                     amount           capital        earnings        shares           Total
                                                    -----------     -----------     ----------     -----------     -----------
Balance at May 29, 1994                              $6,548,201     $52,188,112     $8,540,882     ($3,447,154)    $63,830,041

Net earnings for twenty-eight weeks                           -               -      2,311,241               -       2,311,241

Treasury shares reissued                                      -          (2,232)             -           7,836           5,604

Dividends
   Cash - $.18 per share                                      -               -     (1,173,282)              -      (1,173,282)
   Stock - 4%                                           260,738       2,445,722     (2,706,460)              -               -
                                                    -----------     -----------     ----------     -----------     -----------

Balance at December 11,1994                           6,808,939      54,631,602      6,972,381      (3,439,318)     64,973,604

Net earnings for twenty-four weeks                            -               -         47,130               -          47,130

Treasury shares reissued                                      -          (7,378)             -          15,935           8,557

Treasury shares acquired                                      -               -              -          (4,763)         (4,763)

Dividends
   Cash - $.06 per share                                      -               -       (397,136)              -        (397,136)
                                                    -----------     -----------     ----------     -----------     -----------

Balance at May 28,1995                                6,808,939      54,624,224      6,622,375      (3,428,146)     64,627,392

Net earnings for twenty-eight weeks                           -               -      1,670,833               -       1,670,833

Dividends
   Cash - $.18 per share                                      -               -     (1,217,142)              -      (1,217,142)
   Stock - 4%                                           271,256       2,170,048     (2,441,304)              -               -
                                                    -----------     -----------     ----------     -----------     -----------

Balance at December 10, 1995                         $7,080,195     $56,794,272     $4,634,762     ($3,428,146)    $65,081,083
                                                    ===========     ===========     ==========     ===========     ===========


The accompanying notes are an integral part of these statements.

                 FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
       TWENTY-EIGHT WEEKS ENDED DECEMBER 10, 1995 AND DECEMBER 11, 1994
                                 (UNAUDITED)

                                                                                              1995            1994
                                                                                           -----------      ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                                  $1,670,833      $2,311,241
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization                                                              5,591,874       5,155,283
  Gain on disposition of assets                                                               (221,032)       (128,915)
  Changes in assets and liabilities:
     Decrease in receivables                                                                    57,390         539,176
     (Increase) decrease in inventories                                                       (255,194)        206,304
     Increase in prepaid  expenses and sundry deposits                                        (291,681)       (793,711)
     Decrease in accounts payable                                                             (570,056)       (850,714)
     (Increase) decrease in accrued expenses                                                  (224,109)        290,905
     Increase in income taxes                                                                  187,297         451,680
     Decrease in other assets                                                                  120,631         195,999
     Increase in self insured obligations                                                    1,617,855         566,341
     Increase in other liabilities                                                              69,867         195,578
                                                                                           -----------      ----------
        Net cash provided by operating activities                                            7,753,675       8,139,167

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Additions to property - net                                                                 (7,376,055)    (12,420,883)
Proceeds from disposition of property                                                        2,221,411       1,175,195
Increase in other assets                                                                      (482,060)       (251,344)
                                                                                           -----------      ----------
        Net cash (used in) investing activities                                             (5,636,704)    (11,497,032)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings                                                                     4,000,000       4,885,000
Payment of long-term obligations                                                            (4,439,821)       (470,096)
Cash dividends paid                                                                           (794,275)       (763,820)
Treasury share transactions                                                                          -           5,604
                                                                                           -----------      ----------
        Net cash (used in) provided by financing activities                                 (1,234,096)      3,656,688
                                                                                           -----------      ----------

Net increase in cash and equivalents                                                           882,875         298,823
Cash and equivalents at beginning of year                                                      219,650         200,900
                                                                                           -----------      ----------
Cash and equivalents at end of quarter                                                      $1,102,525        $499,723
                                                                                           ===========      ==========

Supplemental disclosures:
Stock dividends issued                                                                      $2,441,304      $2,706,460
Interest paid                                                                                1,445,262         883,465
Income taxes paid                                                                            1,091,871         983,229
Income tax refunds received                                                                   (492,168)        (68,909)
Dividends declared but not paid                                                                422,867         409,462
Lease transactions capitalized                                                                 390,000               -

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

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $47,736 at December 10, 1995 and $56,736 at May 28, 1995.

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

Investment in Sports Franchise
------------------------------

The Company's limited partnership investment in the Cincinnati Reds is carried at cost. Income distributions are recorded in earnings when received.

NOTE B - LONG-TERM DEBT

                                               December 10, 1995                May 28, 1995
                                          ---------------------------    -------------------------
                                              Payable      Payable           Payable      Payable
                                              within        after            within        after
                                             one year     one year          one year      one year
                                             --------     --------          --------      --------
                                                                (in thousands)
Revolving credit loan                       $     -     $   9,000          $     -     $   8,000
Term loan                                     1,500         9,125            1,625         9,875
Industrial revenue
     bond financing                             200           400              400           400
Other                                           134            94              181           163
                                            -------     ---------          -------     ---------
                                            $ 1,834     $  18,619          $ 2,206     $  18,438
                                            =======     =========          =======     =========

The portion payable after one year matures as follows:

                                                           December 10,         May 28,
                                                               1995              1995
                                                           ------------         -------
                                                                  (in thousands)
                                Period ending in 1997       $   1,794        $   1,839
                                                 1998          10,700            1,724
                                                 1999           1,500            9,500
                                                 2000           1,500            1,500
                                   Subsequent to 2000           3,125            3,875
                                                            ---------        ---------

                                                            $  18,619        $  18,438
                                                            =========        =========

                  Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - LONG TERM DEBT (CONTINUED)

The revolving credit loan is a $20,000,000 line of credit, $9,000,000 of which is outstanding at December 10, 1995. This credit loan matures on August 30, 1998, unless extended. Interest is payable quarterly determined by various indices, currently 6.71%. The term loan, converted from a revolving credit loan during the year ended May 28, 1995, is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate up to a maximum of 7.5% through December 31, 1997. The rate for the final five years shall also be equal to the prime rate, not to exceed 8.5%.

These agreements contain covenants relating to net worth, interest expense, debt and capitalization changes, investments, leases, and restrictions on pledging certain restaurant operating assets. Compensating balances are not required.

The Company also has a $2,494,000 outstanding letter of credit in support of its self insurance.

The industrial revenue bonds, issued in 1978, are payable in annual installments of $200,000 through 1998 and bear interest at 7.4%. Property and equipment having a book value at December 10, 1995 of $2,839,000 is pledged as collateral for the bonds.

NOTE C - LEASED PROPERTY

The Company has capitalized the leased property of 54% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2001. The Company also occupies office space under an operating lease which expires during 2003.

An analysis of the leased property follows:

                                                           Asset balances at
                                                      --------------------------
                                                      Dec. 10,           May 28,
                                                        1995               1995
                                                      --------          --------
                                                            (in thousands)
           Restaurant facilities                      $  9,161          $  9,161
           Equipment                                       870               480
                                                      --------          --------
                                                        10,031             9,641
                Less accumulated amortization           (5,339)           (5,057)
                                                      ---------         ---------
                                                      $  4,692          $  4,584
                                                      ========          ========

Total rental expense of operating leases for the twenty-eight weeks was:

                                                        1995             1994
                                                       -------         --------
                                                            (in thousands)
           Minimum rentals                             $  858            $ 864
           Contingent rentals
                (percent of excess sales)                   9               23
                                                       ------            -----
                                                       $  867            $ 887
                                                       ======            =====

                  Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                           Capitalized           Operating
                  Period ending December 10,                 leases               leases
                  --------------------------               -----------           ---------
                                                                    (in thousands)
                  1996                                      $1,269                 $ 1,289
                  1997                                       1,163                   1,275
                  1998                                       1,082                   1,137
                  1999                                       1,013                     957
                  2000                                         926                     819
                  2001 to 2020                               7,456                   4,525
                                                            ------                --------
                      Total                                 12,909                $ 10,002
                                                                                  ========
                  Amount representing interest              (5,892)
                                                            ------
                  Present value of obligations               7,017
                  Portion due within one year                 (524)
                                                            ------

                  Long-term obligations                     $6,493
                                                            ======

NOTE D - INCOME TAXES

The provision for income taxes in all periods has been computed based on management's estimate of the tax rate for the entire fiscal year.

NOTE E - CAPITAL STOCK

Shareholders approved the 1993 Stock Option Plan on October 4, 1993. The plan authorizes the grant of stock options for up to 540,800 shares of the Common Stock of the Company for a ten year period beginning May 9, 1994, the day after the expiration of the 1984 Stock Option Plan. The shares may be optioned at not less than seventy-five percent of the fair market value on the date granted and may include stock appreciation rights. No options have been granted under the 1993 plan.

The 1984 Stock Option Plan expired on May 8, 1994. Outstanding options are exercisable within ten years from the date of grant. The exercise price is the fair market value as of the date granted.

The outstanding stock options for the 1984 plan follow:

                                                                       Option Price
                                                          ---------------------------------------
                                         Shares               Per Share              Total
                                    -----------------     -----------------     -----------------
Chairman                                 82,110                $17.48            $1,435,283
President                                97,975            $14.95-$21.66          1,956,804
Other key employees                      79,338                $17.48             1,386,828

The Company also has reserved 56,243 shares for issuance under the Frisch's Executive Savings Plan.

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

NOTE F - PENSION PLANS

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at May 28, 1995 and May 29, 1994 (latest available data, in thousands):

                                                                                              1995          1994
                                                                                             -------      -------
Plan assets at fair market value, primarily marketable securities and insurance funds        $16,451      $18,229
                                                                                             -------      -------
Actuarial present value of benefit obligations:
       Vested benefits                                                                         8,300       10,116
       Non vested benefits                                                                       823          814
                                                                                           ---------    ---------
Accumulated benefit obligations                                                                9,123       10,930
Effect of projected future salary increases                                                    3,201        3,388
                                                                                           ---------    ---------
Projected benefit obligations                                                                 12,324       14,318
                                                                                           ---------    ---------
Plan assets in excess of projected benefit obligations (including approximately
       $360 at 1995 and $531 at 1994 withdrawable by participants upon demand)                 4,127        3,911
Unrecognized net gains                                                                        (3,259)      (2,840)
Unrecognized prior service cost                                                                  599          947
Unrecognized net transition (assets)                                                          (1,658)      (1,895)
                                                                                           ----------   ----------

Net (accrued) prepaid pension cost included in the balance sheet                           $    (191)   $     123
                                                                                           ==========   =========

Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                                     1995               1994
                                                                  ---------           -------
Expected long-term rate of return on plan assets                    8.50%               8.50%
Weighted average discount rate                                      7.25                7.25
Rate of increase in compensation levels                             5.50                5.50

Pension expense for the twenty-eight weeks ended December 10, 1995 and December 11, 1994 was $191,298 and $189,538, respectively.

NOTE G - EARNINGS PER SHARE

Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period, which gives effect to stock options.

                                                                        Weighted average
                                                                          common shares
                                                                          (Primary and
                                                                         fully diluted)
                                                                         --------------
                  Quarter ending December 10,1995                          6,882,609
                  Year-to-date at December 10, 1995                        6,882,609

                  Quarter ending December 11, 1994                         6,882,220
                  Year-to-date at December 11, 1994                        6,882,181

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Total revenue increased $2,162,000 or 2.4%, climbing to a record $91,871,000 during the twenty-eight weeks ended December 10, 1995. Record sales of $91,084,000 were also posted, increasing $2,312,000 or 2.6% over last year. The increase is attributable principally to five new Big Boy restaurants opened during the last twelve months. Big Boy same store sales are showing improvement, but continue to run slightly behind last year. Menu prices were increased moderately at the beginning of the fourth quarter of fiscal 1995 and in the first quarter of this year. Hotel operations also added to the sales improvement.

Other income declined 16.0% for the first half of the year. Franchise fees declined as there are thirteen fewer licensed units in operation than a year ago.

The pressure on margins continued. Cost of sales increased $3,279,000 year to date while revenue rose only $2,162,000. Lower beef prices have helped food and paper cost to decline from 31.6% of revenue last year to 31.4% this year. However, payroll and related expenses and other operating expenses have risen more rapidly than revenues. Payroll and related expenses increased from 33.7% of revenue last year to 34.8% of revenue this year. Competition for employees due to labor shortages in most of the Company's marketing areas continues to result in higher average hourly rates for restaurant workers and higher starting salaries for store managers. Other operating expenses increased to 24.8% of revenue this year against 24.3% of revenue last year. Higher depreciation and other charges relating to recent expansion and modernization accounted for most of the increase. Estimates for future obligations of self-insured plans were favorably adjusted during the first quarter of both years, although this year's adjustment was significantly lower.

General and Administrative expense was $282,000 or 11.1% lower than last year due principally to lower officer compensation this year.

Interest expense for the first half of the year rose 32.6% or $317,000 above last year due to higher debt levels that were incurred to complete the fiscal 1995 construction cycle.

The estimated annual rate of income tax is 32.0% this year versus 37.1% last year. Congress is presently considering a bill that would replace the Targeted Jobs Tax Credit that expired at the end of 1994 with a scaled down version to be known as the Work Opportunity Tax Credit that would be effective January 1, 1996. While potentially helpful to the Company in the long run, the impact on this year's effective tax rate would be minimal.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $7,800,000, generated principally from net income and depreciation.

Investing activities included $7,400,000 in additions to property. This consisted of approximately $1,900,000 to complete the 1995 construction cycle, $1,900,000 to remodel existing properties, $1,700,000 for acquisitions of future sites, $400,000 to start the 1996 expansion, and $1,500,000 in equipment replacements and other capital expenditures. Approximately $2,200,000 in proceeds from property dispositions were also included in investing activities, consisting of the sale of the two Hardee's restaurants that closed in the first quarter, five other restaurant locations that had been held for sale since ceasing operations several years ago, and the sale of the Company's former commissary in Dallas, Texas. Shortly after the end of the quarter, the Company sold its four remaining Hardee's restaurants. The Company now operates 104 Big Boy restaurants and two Quality Hotels.

Financing activities included $4,000,000 of new debt, $3,000,000 of which had been repaid at December 10, 1995. Revised expansion plans that provide for fewer new restaurants allowed funds scheduled for capital spending to be used to reduce debt. Real estate sale proceeds were also used to lower debt levels. Scheduled debt payments of approximately $1,400,000 were also made and dividends of $800,000 were paid to shareholders.

The 1996 construction cycle is underway. It calls for the opening of two new Big Boy restaurants in the spring, introducing a new, smaller building design. The projected cost to build and equip each of these units is estimated at $1,300,000 to $1,500,000 including land, a reduction of approximately $200,000 from last year's average new unit cost. This smaller prototype will allow the Company to reduce break-even sales for new restaurants and to expand into locations not feasible previously. Current plans also include the replacement of two existing restaurants with new buildings that will open in the summer of 1996. Capital outlays for restaurants currently under construction will amount to approximately $1,800,000. It remains the Company's intention to operate within cash flow and reduce long-term debt whenever cash flow permits.

PART II - OTHER INFORMATION
---------------------------

Items 1, 2, 3, 4, and 5, the answers to which are either "none" or "not applicable", are omitted.

Item 6.  Exhibits and reports on Form 8-K.

           a)  Exhibits

               (27)   Financial Data Schedule

           b)  Reports on Form 8-K.
               The Company did not file a report on Form 8-K during the twenty-eight weeks ended December 10, 1995.

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

                                           FRISCH'S RESTAURANTS, INC.
                                           --------------------------
                                                 (registrant)

DATE        January 17, 1996
    ----------------------------
            January 17, 1996

                                           BY /s/ Louis J. Ullman
                                             ------------------------
                                                  Louis J. Ullman
                                            Senior Vice President-Finance
                                           and Principal Financial Officer