Form 10-Q
period 1996-03-03
FRISCHS RESTAURANTS INC
filed 1996-04-11
CIK 39047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED MARCH 3, 1996                   COMMISSION FILE NUMBER 1-7323

                           FRISCH'S RESTAURANTS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                           31-0523213
- --------------------------------               ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

2800 GILBERT AVENUE, CINCINNATI, OHIO                      45206
- --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code 513-961-2660.
                                                   ------------
                                 Not Applicable
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES    X              NO
                                           ---------             ---------
The total number of shares outstanding of the issuer's no par common stock, as of March 27, 1996 was:

                                    6,882,609

                                TABLE OF CONTENTS



                                                                        PAGE

PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENT OF EARNINGS ..............   3

                    CONSOLIDATED BALANCE SHEET ......................   4 - 5

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ..   6

                    CONSOLIDATED STATEMENT OF CASH FLOWS ............   7

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ......   8 - 12


         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS .............   13 - 14


PART II - OTHER INFORMATION .........................................   14

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                                        Forty Weeks Ended            Twelve Weeks Ended
                                                                   ---------------------------   ---------------------------
                                                                      March 3,       March 5,       March 3,        March 5,
                                                                       1996           1995           1996            1995
                                                                   ------------   ------------   ------------    ------------
REVENUE
Sales                                                              $124,795,224   $123,095,656   $ 33,711,105    $ 34,323,812
Other                                                                 1,071,510      1,283,290        284,284         346,208
                                                                   ------------   ------------   ------------    ------------
       Total revenue                                                125,866,734    124,378,946     33,995,389      34,670,020
COSTS AND EXPENSES
Cost of sales
       Food and paper                                                39,993,957     39,713,999     11,130,427      11,400,622
       Payroll and related                                           44,359,358     42,744,513     12,361,990      12,486,542
       Other operating costs                                         31,908,097     31,400,516      9,163,482       9,645,570
                                                                   ------------   ------------   ------------    ------------
                                                                    116,261,412    113,859,028     32,655,899      33,532,734
General and administrative                                            2,924,195      3,737,557        677,354       1,209,019
Advertising                                                           3,089,400      3,048,821        821,636         847,580
Interest                                                              1,840,173      1,506,513        546,779         530,901
                                                                   ------------   ------------   ------------    ------------
       Total costs and expenses                                     124,115,180    122,151,919     34,701,668      36,120,234
                                                                   ------------   ------------   ------------    ------------
       Earnings (loss) before income taxes                            1,751,554      2,227,027       (706,279)     (1,450,214)
INCOME TAXES                                                            525,000        668,000       (262,000)       (698,000)
                                                                   ------------   ------------   ------------    ------------
       NET EARNINGS (LOSS)                                         $  1,226,554   $  1,559,027   ($   444,279)   ($   752,214)
                                                                   ============   ============   ============    ============

Primary and fully diluted net earnings (loss)
       per share of common stock                                   $        .18   $        .23   ($       .06)   ($       .11)
                                                                   ============   ============   ============    ============

The accompanying notes are an integral part of these statements

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                     March 3,        May 28,
                                                                       1996           1995
                                                                   (unaudited)
                                                                   ------------   ------------
CURRENT ASSETS
Cash                                                               $    520,472   $    219,650
Receivables
       Trade                                                          1,087,839        986,360
       Other                                                            479,407        560,122
Inventories                                                           4,044,474      3,945,660
Prepaid expenses and sundry deposits                                  1,658,341      1,705,463
Prepaid and deferred income taxes                                     1,801,228        723,523
                                                                   ------------   ------------
             Total current assets                                     9,591,761      8,140,778
PROPERTY AND EQUIPMENT - AT COST
Land and improvements                                                24,562,833     23,623,581
Buildings                                                            54,894,386     53,292,215
Equipment and fixtures                                               53,800,886     53,466,613
Leasehold improvements and buildings on leased land                  25,138,307     24,404,208
Capitalized leases                                                    9,682,186      9,640,938
Construction in progress                                              2,054,353      3,226,921
                                                                   ------------   ------------
                                                                    170,132,951    167,654,476
Less accumulated depreciation and amortization                       72,101,345     69,596,486
                                                                   ------------   ------------
             Net property and equipment                              98,031,606     98,057,990
OTHER ASSETS
Intangible assets                                                       761,958        765,092
Investments in land - at cost                                         2,261,638        641,764
Property held for sale                                                1,068,949      1,966,681
Net cash surrender value-life insurance policies                      3,416,331      3,162,902
Deferred income taxes                                                   409,643        409,643
Other                                                                 2,588,320      2,403,243
                                                                   ------------   ------------
             Total other assets                                      10,506,839      9,349,325
                                                                   ------------   ------------
                                                                   $118,130,206   $115,548,093
                                                                   ============   ============

The accompanying notes are an integral part of these statements

                                   LIABILITIES

                                                                         March 3,        May 28,
                                                                           1996           1995
                                                                       (unaudited)
                                                                       ------------   ------------
CURRENT LIABILITIES
Long-term obligations due within one year
       Long-term debt                                                  $  1,835,910   $  2,206,048
       Obligations under capitalized leases                                 499,031        466,035
       Self insurance                                                     2,034,800      1,221,460
Accounts payable                                                          8,332,094      8,572,166
Accrued expenses                                                          5,369,776      5,758,656
                                                                       ------------   ------------
             Total current liabilities                                   18,071,611     18,224,365
LONG-TERM OBLIGATIONS
Long-term debt                                                           20,709,134     18,437,837
Obligations under capitalized leases                                      6,351,054      6,409,216
Self insurance                                                            5,996,762      5,641,927
Other                                                                     2,364,840      2,207,356
                                                                       ------------   ------------
             Total long term obligations                                 35,421,790     32,696,336
COMMITMENTS                                                                      --             --
SHAREHOLDERS' EQUITY
Capital stock
       Preferred stock - authorized, 3,000,000 shares
             without par value; none issued                                      --             --
       Common stock - authorized, 12,000,000 shares without par
             value; issued, 7,080,195 and 6,808,939- stated value $1      7,080,195      6,808,939
Additional contributed capital                                           56,794,272     54,624,224
                                                                       ------------   ------------
                                                                         63,874,467     61,433,163
Retained earnings                                                         4,190,484      6,622,375
                                                                       ------------   ------------
                                                                         68,064,951     68,055,538
Less cost of treasury stock (197,586 and 189,987 shares)                  3,428,146      3,428,146
                                                                       ------------   ------------
             Total shareholders' equity                                  64,636,805     64,627,392
                                                                       ------------   ------------
                                                                       $118,130,206   $115,548,093
                                                                       ============   ============

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FORTY WEEKS ENDED MARCH 3, 1996 AND MARCH 5, 1995
                                   (UNAUDITED)

                               Common stock
                            at $1 per share -  Additional
                                Shares and    contributed     Retained       Treasury
                                  amount        capital       earnings        shares          Total
                                ----------   ------------    -----------    -----------    ------------

Balance at May 29, 1994         $6,548,201   $ 52,188,112    $ 8,540,882    ($3,447,154)   $ 63,830,041
Net earnings for forty weeks            --             --      1,559,027             --       1,559,027
Treasury shares reissued                --         (9,610)            --         23,771          14,161
Treasury shares acquired                --             --             --         (4,763)         (4,763)
Dividends
     Cash - $.18 per share              --             --     (1,173,281)            --      (1,173,281)
     Stock - 4%                    260,738      2,445,722     (2,706,460)            --              --
                                ----------   ------------    -----------    -----------    ------------
Balance at March 5,1995          6,808,939     54,624,224      6,220,168     (3,428,146)     64,225,185
Net earnings for twelve weeks           --             --        799,344             --         799,344
Dividends
     Cash - $.06 per share              --             --       (397,137)            --        (397,137)
                                ----------   ------------    -----------    -----------    ------------
Balance at May 28,1995           6,808,939     54,624,224      6,622,375     (3,428,146)     64,627,392
Net earnings for forty weeks            --             --      1,226,554             --       1,226,554
Dividends
     Cash - $.18 per share              --             --     (1,217,141)            --      (1,217,141)
     Stock - 4%                    271,256      2,170,048     (2,441,304)            --              --
                                ----------   ------------    -----------    -----------    ------------

Balance at March 3, 1996        $7,080,195   $ 56,794,272    $ 4,190,484    ($3,428,146)   $ 64,636,805
                                ==========   ============    ===========    ===========    ============


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FORTY WEEKS ENDED MARCH 3, 1996 AND MARCH 5, 1995
                                   (UNAUDITED)

                                                                          1996            1995
                                                                      ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                            $  1,226,554    $  1,559,027
Adjustments to reconcile net income
     to net cash from operating activities:
     Depreciation and amortization                                       7,967,773       7,510,907
     Gain on disposition of assets                                        (966,721)       (190,030)
     Changes in assets and liabilities:
        (Increase)  decrease in receivables                                (20,764)        522,366
        Increase in inventories                                            (98,814)       (172,952)
        Decease (increase) in prepaid expenses and sundry deposits          47,122        (326,688)
        Decrease in accounts payable                                      (240,072)       (318,561)
        Decrease in accrued expenses                                      (388,880)        (53,557)
        Increase in income taxes                                        (1,077,705)       (441,913)
        Decrease in other assets                                            39,941         266,305
        Increase in self insured obligations                             1,168,175         738,286
        Increase in other liabilities                                      157,484         302,035
                                                                      ------------    ------------
            Net cash provided by operating activities                    7,814,093       9,395,225

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Additions to property                                                  (11,172,160)    (16,968,507)
Proceeds from disposition of property                                    3,900,455       1,829,572
Increase in other assets                                                  (510,418)       (272,175)
                                                                      ------------    ------------
            Net cash (used in) investing activities                     (7,782,123)    (15,411,110)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings                                                 8,000,000       8,135,000
Payment of long-term obligations                                        (6,514,007)       (659,846)
Cash dividends paid                                                     (1,217,141)     (1,173,281)
Treasury share transactions                                                     --           9,398
                                                                      ------------    ------------
            Net cash provided by financing activities                      268,852       6,311,271
                                                                      ------------    ------------
Net increase in cash and equivalents                                       300,822         295,386
Cash and equivalents at beginning of year                                  219,650         200,900
                                                                      ------------    ------------
Cash and equivalents at end of quarter                                $    520,472    $    496,286
                                                                      ============    ============
Supplemental disclosures:
Stock dividends issued                                                $  2,441,304    $  2,706,460
Interest paid                                                            2,035,227       1,499,593
Income taxes paid                                                        2,094,873       1,243,233
Income tax refunds received                                                492,168         133,320
Lease transactions capitalized                                             390,000              --

The accompanying notes are an integral part of these statements.

                   Frisch's Restaurants, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Consolidation Practices
- -----------------------

The consolidated financial statements include the accounts of Frisch's Restaurants, Inc. and all of its subsidiaries.

Cash and Cash Equivalents
- -------------------------

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $690,462 at May 28, 1995 were included in accounts payable.

Receivables
- -----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $16,177 at March 3, 1996 and $56,736 at May 28, 1995.

Inventories
- -----------

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

Income Taxes
- ------------

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes.

Property and Equipment
- ----------------------

Depreciation is provided principally on the straight-line method over the estimated service lives of the assets.

Intangible Assets and Other Assets
- ----------------------------------

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

New Store Opening Costs
- -----------------------

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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Benefit Plans
- -------------

The Company has two defined benefit pension plans covering substantially all of its employees. The benefits are based on years-of-service and other factors. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Company also has a non-qualified supplemental retirement plan for certain key employees.

Self Insurance
- --------------

The Company self-insures its casualty and a portion of its employee medical coverages. The amounts shown on the balance sheet represent management's estimate for future claims. There is insurance in place which provides for catastrophic losses.

Revenue Recognition
- -------------------

Franchise fees, based on sales of franchisees, are recorded on the accrual method as earned. There was no significant income from initial fees.

Fair Value of Financial Instruments
- -----------------------------------

The carrying value of the Company's financial instruments approximates fair value.

Investment in Sports Franchise
- ------------------------------

The Company's limited partnership investment in the Cincinnati Reds is carried at cost. Income distributions are recorded in earnings when received. No distributions were received in 1996 or 1995.

NOTE B - LONG-TERM DEBT

                                        March 3, 1996         May 28, 1995
                                      ------------------   ------------------
                                      Payable    Payable   Payable    Payable
                                       within     after     within     after
                                      one year   one year  one year   one year
                                      --------   -------   --------   -------
                                                    (in thousands)
Revolving credit loan                 $     --   $11,500   $     --   $ 8,000
Term loan                                1,500     8,750      1,625     9,875
Other                                      336       459        581       563
                                      --------   -------   --------   -------
                                      $  1,836   $20,709   $  2,206   $18,438
                                      ========   =======   ========   =======

The portion payable after one year matures as follows:

                                      March 3,          May 28,
                                        1996             1995
                                     ---------        ---------
                                           (in thousands)
         Period ending in 1997       $      --        $   1,839
                          1998           1,759            1,724
                          1999          13,200            9,500
                          2000           1,500            1,500
                          2001           1,500            1,500
            Subsequent to 2001           2,750            2,375
                                     ---------        ---------

                                     $  20,709        $  18,438
                                     =========        =========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - LONG TERM DEBT (CONTINUED)

The revolving credit loan is a $20,000,000 line of credit, $11,500,000 of which is outstanding at March 3, 1996. This credit loan matures on August 30, 1998, unless extended. Interest is payable quarterly determined by various indices, currently 6.06%. The term loan, converted from a revolving credit loan during the year ended May 28, 1995, is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate up to a maximum of 7.5% through December 31, 1997. The rate for the final five years shall also be equal to the prime rate, not to exceed 8.5%.

These agreements contain covenants relating to net worth, interest expense, debt and capitalization changes, investments, leases, and restrictions on pledging certain restaurant operating assets. A waiver has been obtained relating to the interest expense covenant. Compensating balances are not required.

The Company also has a $2,494,000 outstanding letter of credit in support of its self insurance.

Other debt includes industrial revenue bonds that were issued in 1978, payable in annual installments of $200,000 through 1998 which bear interest at 7.4%. Property and equipment having a book value at March 3, 1996 of $3,109,000 is pledged as collateral for the bonds.

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

An analysis of the leased property follows:

                                                           Asset balances at
                                                      --------------------------
                                                       Mar. 3,            May 28,
                                                        1996               1995
                                                      --------          --------
                                                            (in thousands)
           Restaurant facilities                      $  8,812          $  9,161
           Equipment                                       870               480
                                                      --------          --------
                                                         9,682             9,641
                Less accumulated amortization           (5,154)           (5,057)
                                                      --------          --------
                                                      $  4,528          $  4,584
                                                      ========          ========

Total rental expense of operating leases for the forty weeks was approximately $1,222,000 in 1996 and $1,296,000 in 1995.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                     Capitalized        Operating
Period ending March 3,                 leases            leases
- ----------------------                --------           -------
                                             (in thousands)
1997                                  $  1,227           $ 1,209
1998                                     1,123             1,189
1999                                     1,053             1,044
2000                                       997               927
2001                                       902               803
2002 to 2020                             7,242             4,328
                                      --------           -------
    Total                               12,544           $ 9,500
                                                         =======
Amount representing interest            (5,694)
                                      --------
Present value of obligations             6,850
Portion due within one year               (499)
                                      --------

Long-term obligations                 $  6,351
                                      ========

NOTE D - INCOME TAXES

The provision for income taxes in all periods has been computed based on management's estimate of the tax rate for the entire fiscal year.

NOTE E - CAPITAL STOCK

Shareholders approved the 1993 Stock Option Plan on October 4, 1993. The plan authorizes the grant of stock options for up to 540,800 shares of the Common Stock of the Company for a ten year period beginning May 9, 1994. Shares may be optioned at not less than seventy-five percent of the fair market value on the date granted and may include stock appreciation rights. No options have been granted under the 1993 plan.

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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - PENSION PLANS

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at May 28, 1995 and May 29, 1994 (latest available data, in thousands):

                                                                                          1995        1994
                                                                                        --------    --------
Plan assets at fair market value, primarily marketable securities and insurance funds   $ 16,451    $ 18,229
                                                                                        --------    --------
Actuarial present value of benefit obligations:
       Vested benefits                                                                     8,300      10,116
       Non vested benefits                                                                   823         814
                                                                                        --------    --------
Accumulated benefit obligations                                                            9,123      10,930
Effect of projected future salary increases                                                3,201       3,388
                                                                                        --------    --------
Projected benefit obligations                                                             12,324      14,318
                                                                                        --------    --------
Plan assets in excess of projected benefit obligations (including approximately
       $360 at 1995 and $531 at 1994 withdrawable by participants upon demand)             4,127       3,911
Unrecognized net gains                                                                    (3,259)     (2,840)
Unrecognized prior service cost                                                              599         947
Unrecognized net transition (assets)                                                      (1,658)     (1,895)
                                                                                        --------    --------

Net (accrued) prepaid pension cost included in the balance sheet                        $   (191)   $    123
                                                                                        ========    ========

Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                                     1995               1994
                                                                  ---------           --------

Expected long-term rate of return on plan assets                     8.50%              8.50%
Weighted average discount rate                                       7.25               7.25
Rate of increase in compensation levels                              5.50               5.50

Pension expense for the forty weeks ended March 3, 1996 and March 5, 1995 was $280,896 and $261,113, respectively.

NOTE G - EARNINGS PER SHARE

Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period, which gives effect to stock options.

                                                     Weighted average
                                                       common shares
                                                       (Primary and
                                                       fully diluted)
                                                       --------------
                  Quarter ending March 3,1996           6,882,609
                  Year-to-date at March 3, 1996         6,882,609

                  Quarter ending March 5, 1995          6,882,662
                  Year-to-date at March 5, 1995         6,882,325

NOTE H - COMPANY REPRESENTATIONS

The financial information is unaudited but in the opinion of management includes all adjustments (all of which were normal recurring adjustments) necessary for a fair presentation of results of operations for such periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Total revenue climbed a modest 1.2% to $125,867,000, to again reach a record level during the forty weeks ended March 3, 1996. Total revenue consists of retail sales by Company-operated restaurants and hotels, and wholesale sales to and fees from licensed Big Boy restaurants.

Record sales of $124,795,000 were also posted, increasing 1.4% over last year. However, sales for the twelve week quarter ended March 3, 1996 decreased 1.8%, to $33,711,000 from $34,324,000 a year ago.

During the last twelve months, five new Big Boy restaurants were opened and three menu price increases were implemented, accounting for most of the increase in year-to-date sales. Hotel operations also added to the sales improvement. However, several factors have offset these sales increases. In the first quarter, an older, lower volume Big Boy restaurant and two Hardee's restaurants were closed. The remaining four Hardee's were sold at the beginning of the third quarter. In addition, Big Boy same store sales declined slightly during the forty weeks ended March 3, 1996. One new Big Boy restaurant is scheduled to open in mid-April. However, the disposal of the Hardee's operation and the planned closing of two existing Big Boy restaurants in the spring for rebuilding will likely result in lower comparable fourth quarter sales. This year's fourth quarter will be comprised of thirteen weeks compared with twelve weeks last year.

Other income declined 16.5% during the forty weeks ended March 3, 1996. Revenue from franchise fees declined as there are sixteen fewer licensed units in operation than a year ago.

The pressure on profit margins continued. Cost of sales increased $2,402,000 year-to-date while revenue rose only $1,488,000. Lower beef prices helped food and paper cost to decline to 31.8% of revenue this year from 31.9% last year. However, payroll and related expenses rose more rapidly than revenues, increasing from 34.4% of revenue last year to 35.2% this year. Competition for employees due to labor shortages in most of the Company's marketing areas continues to result in higher average hourly rates for restaurant workers, higher salaries for store managers and higher recruiting and training costs.

Other operating expenses rose to 25.4% of revenue this year against 25.2% last year. A decrease in operating expenses occurred during the twelve weeks ended March 3, 1996, dropping to 27.0% of revenue versus 27.8% last year as a result of the gain from the Hardee's disposal. The year-to-date real estate gains were offset by higher depreciation and other charges relating to the recent expansion and modernization. Disappointing sales levels have been experienced at most new locations opened during the last two years in markets outside of the headquarters market of Greater Cincinnati. In addition, the adjustment of estimates for future obligations of self-insurance programs which were favorably adjusted during the first quarter of both years was significantly lower this year.

General and Administrative expense was $813,000 or 21.8% lower than last year. Lower executive compensation and higher gains from the sale of real estate not used in the business were the principal reasons for the improvement.

Interest expense for the forty weeks rose 22.1% or $334,000 above last year due to higher debt levels that were incurred to complete the fiscal 1995 construction cycle. Interest expense for the third quarter increased slightly compared to last year.

The estimated annual rate of income tax was lowered to 30.0% in the third quarter of both years. However, the third quarter last year benefited disproportionately because last year's estimated tax rate at the end of the second quarter was higher than this year's second quarter estimate. Congress is presently considering a bill that would replace the Targeted Jobs Tax Credit that expired at the end of 1994 with a scaled down version to be known as the Work Opportunity Tax Credit that would be retroactive to January 1, 1996. While potentially helpful to the Company in the long run, the impact on this year's effective tax rate would be minimal.

Liquidity and Capital Resources
- -------------------------------

Cash provided by operating activities during the forty weeks ended March 3, 1996 was $7,800,000, generated principally from net income and depreciation.

Investing activities included $11,200,000 in additions to property, a reduction of $5,800,000 from last year. This year's capital spending consists of approximately $8,700,000 for Big Boy operations and $2,500,000 for hotel

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

properties. Proceeds from property dispositions of $3,900,000 were also included in investing activities which were generated by the sale of six Hardee's restaurants, five older Big Boy restaurant locations which had been held for sale since ceasing operations several years ago, the Company's former commissary in Dallas, Texas, and the sale of investment property pursuant to a purchase option exercised by the lessee of the property.

Financing activities included $8,000,000 in new debt, $4,500,000 of which had been repaid at March 3, 1996. Scheduled long-term debt payments of approximately $1,600,000 were also made, which lowered the net increase in long-term debt for fiscal 1996 to approximately $1,900,000. The Company also paid dividends of $1,200,000 to shareholders. Revised expansion plans that provide for fewer new restaurants should help the Company meet its goal to operate within cash flow and reduce long-term debt as cash flow permits.

The 1996 construction cycle is underway. It calls for the opening of two new Big Boy restaurants in the spring, introducing a new, smaller building design. The projected cost to build and equip each of these units is estimated at $1,300,000 to $1,500,000 each including land, a reduction of approximately $200,000 from last year's average new unit cost. This smaller prototype will allow the Company to reduce break-even sales for new restaurants and to expand into locations not feasible previously. Current plans also include the replacement of two existing restaurants with new buildings that will open in the summer of 1996. At the end of the quarter, the remaining capital outlay needed to complete the construction of these four new restaurants was approximately $2,700,000.

PART II - OTHER INFORMATION
- ---------------------------

Items 1, 2, 3, 4, and 5, the answers to which are either "none" or "not applicable", are omitted.

Item 6.  Exhibits and reports on Form 8-K.

           a)  Exhibits

               (27)   Financial Data Schedule

           b)  Reports on Form 8-K.
               The Company did not file a report on Form 8-K during the forty weeks ended March 3, 1996.

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


                                        FRISCH'S RESTAURANTS, INC.
                                        --------------------------
                                               (registrant)


DATE      April 9, 1996
     ----------------------
          April 9, 1996

                                        BY        Louis J. Ullman
                                           ---------------------------------
                                                  Louis J. Ullman
                                            Senior Vice President-Finance
                                            and Principal Financial Officer