Form 10-K405
period 1996-06-02
FRISCHS RESTAURANTS INC
filed 1996-08-30
CIK 39047

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 2, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-7323
                              --------------------

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

    AS OF AUGUST 9, 1996, 6,882,609 COMMON SHARES WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE AUGUST 9, 1996 CLOSING PRICE OF THESE SHARES ON THE AMERICAN STOCK EXCHANGE) OF FRISCH'S RESTAURANTS, INC. HELD BY NONAFFILIATES WAS APPROXIMATELY $86.7 MILLION.


                       DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER JUNE 2, 1996 ARE INCORPORATED BY REFERENCE INTO PART III.

                                     PART I
                               (Items 1 through 4)

Item 1. - Business

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

The Company operates or licenses others to operate family restaurants, most of which have "drive-thru" service, located in Ohio, Kentucky and Indiana which use the tradename "Big Boy". The Company also has the right to operate or license others to operate Big Boy family restaurants in Florida, Texas, Oklahoma, portions of Kansas, the unfranchised areas of Tennessee and Georgia and, under certain circumstances, in prescribed areas of states adjacent to Tennessee and Georgia. During the year ended June 2, 1996, the Company closed the six restaurants it had operated pursuant to licenses from Hardee's Food Systems, Inc. As of June 2, 1996, there were 103 Big Boy restaurants operated by the Company and 42 operated by licensees. The following tabulation sets forth restaurant openings and closings for both operated and licensed restaurants for the five years ended June 2, 1996:

                                                                   Year ended
                                          5/31/92     5/30/93        5/29/94      5/28/95      6/2/96
                                          -------     -------        -------      -------      ------
Operated Restaurants
- --------------------
   Big Boy
     Opened                                   1           13            9            9            4
     Replaced by new units                    -           (2)           -           (1)          (1)
     Closed                                  (3)          (9)          (2)          (1)          (3)
     Sold to licensees                      (12)           -            -            -            -

     Total Big Boy                           87           89           96          103          103

Hardee's
     Opened                                   1            -            -            -            -
     Closed                                   -            -           (2)           -           (6)

     Total Hardee's                           8            8            6            6            0
                                          -----        -----         ----         ----         ----
Total Operated Restaurants                   95           97          102          109          103
                                             ==           ==          ===          ===          ===

Licensed Restaurants
- --------------------
   Big Boy
     Opened                                   2            1            -            -            -
     Closed                                  (2)         (11)          (4)         (13)         (12)
     Acquired from licensor                  12            -            -            -            -
                                          -----        -----        -----        -----        -----

Total Licensed Big Boy                       81           71           67           54           42
                                          =====        =====         ====         ====         ====

The following tabulation sets forth the range and average floor space and the range and average seating capacity for Big Boy restaurants operated by the Company (similar information for licensed restaurants is not available):

                    Floor space - Sq. Ft.                            Seating capacity
             ------------------------------------                  ----------------------
                       Range                                               Range
              ---------------------                                --------------------
              Smallest      Largest      Average                   Smallest      Largest      Average
              --------      -------      -------                   --------      -------      -------
                3578         6820         5693                        120          200          157

Big Boy restaurants are family restaurants which the Company operates under the name of "Frisch's". Some of the licensed Big Boy restaurants do not use the name "Frisch's". Menus are generally standardized with a wide variety of items at moderate prices, featuring the "Big Boy" double-deck hamburger sandwich and other sandwiches, steak, pasta, chicken and seafood dinners, desserts and other items. In addition, a full breakfast menu is offered, and most of the restaurants also contain breakfast bars, soup and salad bars and drive-thru service. Older restaurants are located in suburban or urban neighborhoods which cater to local trade rather than highway travel. Restaurants opened in recent years have generally been located near expressways.

The agreements with licensees are not uniform, but substantially all of the licenses for individual restaurants are covered by agreements containing the following provisions:

1. The Licensor grants to the Licensee the right to use the name "Frisch" and/or "Frisch's" and related trademarks and names in connection with the operation of a food and restaurant business, in return for which the Licensee pays a license fee equal to three and three-quarters percent (3- 3/4%) of its gross sales.

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

To service its owned and certain licensed restaurants, the Company operates a commissary at Cincinnati, Ohio, where it prepares foods, and stocks foods, forms, paper products and other supplies. Certain companies in the foodservice industry operate commissaries, while others purchase from outside sources. Sixteen of the licensed restaurants (38%) currently purchase items from the commissary. Big Boy restaurants licensed in northern Indiana and northwestern Ohio do not buy food and supplies from the Company.

The Company also provides bookkeeping and payroll services to its owned and some of its licensed restaurants. Nine of the licensed restaurants (21%) currently purchase these services from the Company.

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

The business in which the Company is engaged is highly competitive and many of its competitors are substantially larger and possess greater financial resources than does the Company. The Company has numerous competitors, none of which is dominant in the family restaurant sector of the foodservice industry. The principal methods of competition in the foodservice industry are service, food quality, cleanliness, customer perception of value and advertising.

Raw materials used in the Company's business (which consist principally of food items) are generally plentiful and may be obtained from any number of suppliers. Quality and price are the principal determinants of source.

The Company's working capital practices are incorporated herein by reference to Management's Discussion and Analysis in Part II, item 7, page 10 of this Form 10-K, under the caption "Liquidity and Capital Resources."

The Company does not believe that various federal, state and local environmental regulations will have any material impact upon its capital expenditures, earnings or competitive position.

As of June 2, 1996, the Company and its subsidiaries employed approximately 6,100 persons, approximately 4,200 of whom were full-time and 1,900 were part-time.

Item 2. - Properties

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

It is the Company's policy to own its restaurant locations whenever possible. Of the 103 Big Boy restaurants operated by the Company in Ohio, Kentucky and Indiana as of June 2, 1996, seventy (70) locations are owned and thirty-three
(33) locations are leased. The leases generally provide for prime terms of fifteen (15) or twenty (20) years with options aggregating ten (10) or fifteen
(15) years.

During the next five years, leases for restaurant facilities will expire as follows:

            Fiscal year ending in             Number of leases expiring
            ---------------------             -------------------------
                            1997                    4
                            1998                    4
                            1999                    3
                            2000                    4
                            2001                    4

All but one of the above nineteen leases have options to renew for from 5 to 20 years, and/or favorable purchase options.

The Company has assigned or sub-let certain leases of closed restaurants with average annual obligations approximating $290,000 over the next five years. In the event of default by assignees or sub-lessees, the Company generally retains the right to re-assign or sub-let the properties.

The Company owns and operates two hotels in greater Cincinnati, one of which is located on land that is leased through April 30, 2020, with renewal options aggregating 50 years. The Company has the option to purchase this land at any time during the current term or any renewal thereof.

The furniture, fixtures and equipment used in the operation of the business are owned by the Company.

Mortgages totaling approximately $760,000 encumber the commissary in Cincinnati, Ohio, one restaurant location, office equipment and commissary production equipment.

The Company owns a one-fifteenth limited partner's interest in the Cincinnati Reds professional baseball team.

The Company owns farm property in Warren County, Ohio, approximating 167 acres, which is operated profitably as a thoroughbred horse boarding, breeding and training facility. Related parties do not use this facility.

The farm property, certain surplus land and two former restaurant locations are currently held for sale.

Item 3. - Legal Proceedings

From time to time, the Company is subject to various claims and suits in the ordinary course of its business. The Company does not believe that any ultimate liability for these claims will have a material impact on its earnings or financial condition.

Item 4 . Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The executive officers are chosen at the annual meeting of the Board of Directors for a term of one year and until their successors are chosen and qualified. Each of the executive officers listed below has been continuously employed by the Company for at least the past five years:

                                                                              Present
                                                                              Office
                                                                               Held
                                                                               Since
                                                                              -------
    Name                 Age
    ----                 ---
Jack C. Maier             71      Chairman of the Board                        1970
Craig F. Maier            46      President and Chief Executive Officer        1989
Marvin G. Fields          61      Senior Vice President - Operations           1971
Louis J. Ullman           64      Senior Vice President - Finance              1971
Donald H. Walker          50      Treasurer                                    1982
W. Gary King              59      Assistant Secretary                          1972


                                     PART II
                               (Items 5 through 9)

Item 5. - Market for the Registrant's Common Equity and Related Stockholder Matters

                                      Year Ended June 2, 1996                            Year Ended May 28, 1995
                         --------------------------------------------------   -----------------------------------------------
                                   Stock Prices                                       Stock Prices
                         --------------------------------      Dividend       -----------------------------        Dividend
                             High              Low             per share         High              Low             per share
                         --------------  -----------------   --------------   -----------      ------------     -------------
1st Quarter                 10 1/4            8 5/8              6(cents)       14 7/8            11 3/4          6(cents)
2nd Quarter                 10 3/4            8 5/8              6(cents)       13 1/4             9 7/8          6(cents)
3rd Quarter                 10 1/8            7 11/16            6(cents)       10 5/8             8 7/8          6(cents)
4th Quarter                 11 7/8            8 1/4              6(cents)        9 5/8             8 1/4          6(cents)

In addition to cash dividends above, a 4% stock dividend was paid in 1996 and 1995. There are approximately 3,000 shareholders of record. The Company's common stock is traded on the American Stock Exchange under the symbol FRS.

Through July 10, 1996, the Company has paid 142 consecutive quarterly dividends during its thirty-five year history as a public company. The Company has also paid twenty-five stock dividends since 1970, which has resulted in increased dividend payouts in every year since 1975.

Item 6. - Selected Financial Data

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                              SUMMARY OF OPERATIONS

                                                                             (In Thousands)
                                                       ----------------------------------------------------------
Revenue                                                   1996        1995         1994       1993         1992
                                                       ----------   ---------   ---------   ---------   ---------
    Sales                                               $165,426    $161,429    $157,995    $146,732    $135,412
    Other                                                  1,519       1,630       2,070       2,255       2,918
                                                       ----------   ---------   ---------   ---------   ---------
       Total revenue                                     166,945     163,059     160,065     148,987     138,330
Costs and expenses
    Cost of sales
       Food and paper                                     53,123      52,299      51,071      46,795      42,794
       Payroll and related                                58,572      56,335      52,827      49,741      46,337
       Other operating expenses                           41,650      40,781      37,792      34,337      31,481
                                                       ----------   ---------   ---------   ---------   ---------
                                                         153,345     149,415     141,690     130,873     120,612

    General and administrative                             3,745       4,582       5,030       4,701       4,819
    Advertising                                            4,026       4,008       3,873       3,632       3,367
    Interest expense                                       2,411       1,961       1,554       1,341       1,389
                                                       ----------   ---------   ---------   ---------   ---------
       Total costs and expenses                          163,527     159,966     152,147     140,547     130,187
                                                       ----------   ---------   ---------   ---------   ---------
       Earnings before income taxes                        3,418       3,093       7,918       8,440       8,143
Income taxes
    Current                                                1,438         843       3,553       3,493       3,451
    Deferred                                                (330)       (108)       (711)       (445)       (604)
                                                       ----------   ---------   ---------   ---------   ---------
                                                           1,108         735       2,842       3,048       2,847
                                                       ----------   ---------   ---------   ---------   ---------
Net earnings                                            $  2,310    $  2,358    $  5,076    $  5,392    $  5,296
                                                       ==========   =========   =========   =========   =========
Primary and fully diluted net earnings
    per share of common stock                               $.34        $.34        $.74        $.78        $.78
                                                       ==========   =========   =========   =========   =========
Dividends Per Share
    Cash                                                    $.24        $.24        $.24        $.24        $.24
    Stock                                                     4%          4%          4%          4%          4%
Other Financial Statistics
    Capital expenditures                                $ 15,362    $ 23,283    $ 18,312    $ 22,823    $  7,860
    Total assets                                         118,396     115,548     104,349      98,095      86,990
    Long-term obligations                                 34,631      32,696      24,319      18,703      14,583
    Shareholders' equity                                  65,307      64,627      63,830      60,299      56,381
       Per share                                           $9.49       $9.39       $9.27       $8.76       $8.27
       Return on investment                                 3.6%        3.7%        8.4%        9.6%       10.1%
    Average number of common shares outstanding            6,883       6,882       6,886       6,884       6,821
    Percentage increase (decrease) in total revenue         2.4%        1.9%        7.4%        7.7%       (4.3%)
    Earnings as a percentage of total revenue
       Earnings before income taxes                         2.0%        1.9%        4.9%        5.7%        5.9%
       Net earnings                                         1.4%        1.4%        3.2%        3.6%        3.8%

Note: Per share data, except for dividends, are based on the weighted average number of common shares outstanding.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

TOTAL REVENUE climbed a modest 2.4%, or $3,886,000 to reach $166,945,000, a record level for the fourth consecutive year. Fiscal 1996 and the fourth quarter contained one additional week compared to the prior two years. Without the benefit of $3,206,000 of revenue contributed during the extra week this year, the increase, while still a record, would have been .4%. Revenue increases were 1.9% in 1995 and 7.4% in 1994. Total revenue consists of retail sales by Company-operated restaurants and hotels, and wholesale sales to and fees from licensed Big Boy restaurants.

Record SALES of $165,426,000 were also posted, increasing 2.5% or $3,997,000, of which $3,191,000 was added during the extra week. Sales increases were 2.2% in 1995 and 7.7% in 1994. Changes in sales occur when new restaurants are opened, older restaurants are closed, sales patterns shift in existing restaurants, and menu prices are changed.

Twenty new Big Boy restaurants have been opened at new locations during the last three years, including three in 1996. In addition, two replacement restaurant buildings were opened at existing locations, one each in 1996 and 1995. Many of the new restaurants were built in markets outside the Company's headquarters market of Greater Cincinnati and have experienced disappointing sales levels. Six older, lower volume Big Boy restaurants were closed during the last three years, including three in 1996. Eight Hardee's ceased operating during the last three years, six of which were sold in 1996, bringing the Hardee's era of the Company to an end. The Company operated 103 Big Boy restaurants and two Quality Hotels at the end of the year.

On a comparable 52 week basis, average sales of a Big Boy restaurant in operation the entire year decreased 1.3% from $1,393,000 to $1,375,000. Although four menu price increases were implemented during the last three years, same store sales declined slightly in 1996, after a moderate decline in 1995 and a modest increase in 1994. Estimated price increases were 1.4% and 2.0% in the third and first quarters, respectively, of fiscal 1996, 2.4% in the fourth quarter of fiscal 1995, and 2.3% late in fiscal 1994. Factors such as the introduction of new menu items, product sales mix changes after price increases, marketing strategies emphasizing specific menu items, and competition make the effect of these price increases difficult to quantify.

OTHER REVENUE has continued to decline due principally to lower franchise fees and the lack of distributions during the last two years from the Company's investment in the Cincinnati Reds limited partnership. At the end of 1996, there were 42 licensed Big Boy restaurants, compared with 71 such restaurants at the beginning of the three year period. The Company does not expect a significant reversal of this trend.

The pressure on profit margins continued in 1996. Cost of sales increased $3,930,000 while revenue rose only $3,886,000. PAYROLL AND RELATED EXPENSES were the principal cause, rising from 33% of revenue in 1994 to 34.5% in 1995 and 35.1% this year. Competition for employees due to labor shortages in most of the Company's market areas resulted in higher average hourly rates for restaurant workers and higher salaries for restaurant managers. Although higher pay rates lowered employee turnover by 11% in 1996, tight labor markets are likely to continue in the near term. Favorable claims experience in the Company's self insurance programs allowed estimates for future obligations to be lowered in the first quarter of all three years, the largest of which occurred in 1994. The fourth quarter of 1996 also benefited from a further lowering of these estimates. The Company has put in place new insurance programs for 1997 that will result in significantly lower rates for workers' compensation, which will lower payroll related expenses in 1997.

The Company does not expect the Federal minimum wage legislation that was recently passed by Congress to have an immediate material effect on earnings due to current labor market conditions, and because of provisions in the bill that freeze the minimum wage paid to tipped workers at current levels. However, the long-term effects of this bill will create additional pressure on profit margins.

Lower beef prices helped FOOD AND PAPER COST to decline to 31.8% of revenue this year from 32.1% in 1995 and from 31.9% in 1994. Although general price levels have been stable for several years, future beef and other commodity price fluctuations can not be accurately predicted.

OTHER OPERATING EXPENSES include depreciation, occupancy expenses, training and opening expenses, various other costs, and gains and losses from dispositions of operating real estate. These costs have remained stable at 24.9% of revenue in 1996 and 25% in 1995, having risen from 23.6% in 1994. Real estate gains were included in other operating expenses in all three years. These real estate gains were more than offset in all three years by higher depreciation and other charges relating to recent expansion and modernization.

During the last three years, expansion efforts have largely been directed toward gaining greater market penetration in Indianapolis and Columbus. While these areas are presently incurring higher operating costs against lower than expected sales volumes, the Company believes better management now in place, along with increased customer awareness through effective advertising, will produce improved economic performance.

Menu prices in all the Company's markets will continue to be increased modestly in an effort to return margins to normal levels. The Company believes there is room in its markets to increase current menu prices which are below most of its competition. A new menu featuring meals built around side dishes such as macaroni and cheese, mashed potatoes, green beans, carrots and corn has already been introduced in some of the Company's markets and will be rolled out in all markets by this fall. This new menu will not add additional low-fat foods since the Company's customers have not shown any significant preference for these items, although they are currently available.

The Company is testing a new point of sale system in three of its restaurants. When this pilot phase is successfully completed, the fully functional system will be installed in all restaurants. The system is expected to improve service and sales by correctly entering all orders and by eliminating guest check pricing errors. Additionally, cost reduction and control should be enhanced through efficient scheduling of employees, replacement of employee time cards with precision employee time-keeping functions, in-store inventory control, and credit card processing.

GENERAL AND ADMINISTRATIVE EXPENSE was $836,000 or 18.3% lower than last year. Lower executive compensation and gains from the sale of real estate not used in the business were the principal reasons for the improvement. General and administrative expense was much higher in 1994 due to the write-off of the remaining goodwill of the Big Boy licensing rights in the state of Texas.

INTEREST EXPENSE rose 22.9% or $450,000 above last year due to much higher debt levels that were incurred in 1995 and early in 1996 to complete the fiscal 1995 construction cycle. Average interest rates have remained relatively steady to slightly higher in 1996. The Company intends to operate within cash flow and to reduce long-term debt as cash flow permits. Interest expense should level-off or decline in 1997.

The effective INCOME TAX rate was 32.4% in 1996, compared with 23.8% in 1995 and 35.9% in 1994. This year's tax rate was adversely affected by higher provisions for state income taxes and lower tax credits, principally the loss of the Targeted Jobs Tax Credit (TJTC) that expired at the end of calendar year 1994. Legislation has recently been enacted by Congress that replaces TJTC with a scaled down version known as the Work Opportunity Tax Credit. While potentially helpful to the Company in the long-run, the near term impact will be minimal. The effective tax rate in 1994 was adversely affected by a non-deductible write-off of goodwill.

Looking ahead to 1997, if earnings do not return to earlier levels, the effective tax rate could increase substantially. Continued lower earnings would impair the Company's ability to utilize its general business tax credits. General business tax credits can only be used to the extent that the regular tax liability exceeds the alternative minimum tax liability.

Liquidity and Capital Resources

During the year, CASH PROVIDED BY OPERATING ACTIVITIES was $12,000,000, generated principally from net income and depreciation.

INVESTING ACTIVITIES included $15,400,000 in property additions, a reduction of $7,900,000 from last year. Capital spending consisted of approximately $11,700,000 for Big Boy operations and $3,700,000 for hotel properties. Proceeds from the sale of property amounting to $3,900,000 are also included in investing activities. These proceeds were generated by the sale of six Hardee's restaurants, five older Big Boy restaurant locations that had been held for sale since ceasing operations several years ago, the Company's former commissary in Dallas, Texas, and the sale of investment property pursuant to a purchase option exercised by a lessee.

FINANCING ACTIVITIES included $8,000,000 in new debt, $4,500,000 of which had been repaid by the end of the year. Scheduled long-term debt payments of approximately $2,450,000 were also made, which reduced the net increase in long-term debt for fiscal 1996 to $1,050,000. The Company also paid dividends in excess of $1,600,000.

The 1996 construction cycle is underway. It calls for the opening of two new Big Boy restaurants, introducing a new, smaller building design. The cost to build and equip each of these units ranges from $1,300,000 to $1,500,000 including land, a reduction of approximately $200,000 from last year's average new unit cost. The first of these units opened in April. The cost to build and equip this restaurant was approximately $250,000 lower than the last unit opened under the 1995 construction cycle. This smaller prototype will allow the Company to reduce break-even sales for new restaurants and to expand into locations not previously feasible. Construction of two replacement restaurants should be completed by September, 1996. At the end of the year, the estimated remaining capital outlay needed to complete the construction of the other new restaurant and the two replacement restaurants was $1,800,000. The Company intends to fund these expenditures out of cash flow. A revolving credit loan is available to meet additional borrowing requirements.

Item 8. - Financial Statements and Supplementary Data                                                   Page
Index to Consolidated Financial Statements

Auditors' Report                                                                                         11

Consolidated Balance Sheet - June 2, 1996 and May 28, 1995                                              12-13

Consolidated Statement of Earnings - Three years ended June 2, 1996                                      14

Consolidated Statement of Cash Flows - Three years ended June 2, 1996                                    15

Consolidated Statement of Shareholders' Equity - Three years ended June 2, 1996                          16

Notes to Consolidated Financial Statements - Three years ended June 2, 1996                             17-23

Quarterly Results (Unaudited)                                                                            23

                                AUDITORS' REPORT

Shareholders
Frisch's Restaurants, Inc.


      We have audited the accompanying consolidated balance sheet of Frisch's Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of June 2, 1996 and May 28, 1995 and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended June 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frisch's Restaurants, Inc. and Subsidiaries as of June 2, 1996 and May 28, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 2, 1996, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP
Cincinnati, Ohio
July 10, 1996

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         June 2, 1996 and May 28, 1995
                                     ASSETS


                                                                               1996                         1995
                                                                               ----                         ----
Current Assets
Cash                                                                      $    134,944                 $    219,650
Receivables
        Trade                                                                1,107,394                      986,360
        Other                                                                  963,347                      560,122
Inventories                                                                  3,725,755                    3,945,660
Prepaid expenses and sundry deposits                                         1,280,006                    1,705,463
Prepaid and deferred income taxes                                            1,352,315                      723,523
                                                                          ------------                 ------------
                Total current assets                                         8,563,761                    8,140,778
Property and Equipment - At Cost
Land and improvements                                                       24,712,017                   23,623,581
Buildings                                                                   54,871,830                   53,292,215
Equipment and fixtures                                                      53,876,413                   53,466,613
Leasehold improvements and buildings on leased land                         24,640,369                   24,404,208
Capitalized leases                                                           9,632,186                    9,640,938
Construction in progress                                                     2,393,653                    3,226,921
                                                                          ------------                 ------------
                                                                           170,126,468                  167,654,476
        Less accumulated depreciation and amortization                      70,886,768                   69,596,486
                                                                          ------------                 ------------
                Net property and equipment                                  99,239,700                   98,057,990
Other Assets
Intangible assets                                                              761,017                      765,092
Investments in land - at cost                                                2,001,135                      641,764
Property held for sale                                                       1,766,068                    1,966,681
Net cash surrender value-life insurance policies                             3,447,360                    3,162,902
Deferred income taxes                                                          551,072                      409,643
Other                                                                        2,065,728                    2,403,243
                                                                          ------------                 ------------
                Total other assets                                          10,592,380                    9,349,325
                                                                          ------------                 ------------
                                                                          $118,395,841                 $115,548,093
                                                                          ============                 ============

The accompanying notes are an integral part of these statements.

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         June 2, 1996 and May 28, 1995
                                  LIABILITIES


                                                                              1996                         1995
                                                                              ----                         ----
Current Liabilities
Long-term obligations due within one year
        Long-term debt                                                    $  2,162,860                 $  2,206,048
        Obligations under capitalized leases                                   467,706                      466,035
        Self insurance                                                       1,862,957                    1,221,460
Accounts payable                                                             8,109,024                    8,572,166
Accrued expenses                                                             5,805,262                    5,758,656
Income taxes                                                                    50,161                         -
                                                                          ------------                 ------------
                Total current liabilities                                   18,457,970                   18,224,365
Long-Term Obligations
Long-term debt                                                              20,098,890                   18,437,837
Obligations under capitalized leases                                         6,229,351                    6,409,216
Self insurance                                                               5,879,111                    5,641,927
Other                                                                        2,423,485                    2,207,356
                                                                          ------------                 ------------
                Total long term obligations                                 34,630,837                   32,696,336
Commitments                                                                           -                        -
Shareholders' Equity
Capital stock
        Preferred stock - authorized, 3,000,000 shares
                without par value; none issued                                        -                        -
        Common stock - authorized, 12,000,000 shares
                without par value; issued, 7,080,195 and 6,808,939
                shares - stated value - $1                                   7,080,195                    6,808,939
Additional contributed capital                                              56,794,272                   54,624,224
                                                                          ------------                 ------------
                                                                            63,874,467                   61,433,163
Retained earnings                                                            4,860,713                    6,622,375
                                                                          ------------                 ------------
                                                                            68,735,180                   68,055,538
Less cost of treasury stock (197,586 and 189,987 shares)                     3,428,146                    3,428,146
                                                                          ------------                 ------------
                Total shareholders' equity                                  65,307,034                   64,627,392
                                                                          ------------                 ------------
                                                                          $118,395,841                 $115,548,093
                                                                          ============                 ============

The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS

                         Three years ended June 2, 1996


                                                             1996              1995            1994
                                                         -------------    -------------    -------------
Revenue
Sales                                                    $165,425,731     $161,429,199     $157,995,557
Other                                                       1,519,025        1,629,985        2,069,787
                                                         -------------    -------------    -------------
       Total revenue                                      166,944,756      163,059,184      160,065,344
Costs and expenses
Cost of sales
       Food and paper                                      53,123,133       52,298,714       51,070,559
       Payroll and related                                 58,571,618       56,334,783       52,827,393
       Other operating costs                               41,650,300       40,781,489       37,792,524
                                                         -------------    -------------    -------------
                                                          153,345,051      149,414,986      141,690,476
General and administrative                                  3,745,047        4,581,541        5,030,018
Advertising                                                 4,025,872        4,008,237        3,872,710
Interest                                                    2,411,313        1,961,084        1,554,168
                                                         -------------    -------------    -------------
       Total costs and expenses                           163,527,283      159,965,848      152,147,372
                                                         -------------    -------------    -------------
       Earnings before income taxes                         3,417,473        3,093,336        7,917,972
Income taxes
Current
       Federal                                              1,366,294        1,169,007        3,403,354
       Less tax credits                                      (290,884)        (436,358)        (551,624)
       State and municipal                                    362,549          110,246          701,878
Deferred                                                     (330,225)        (107,930)        (711,210)
                                                         -------------    -------------    -------------
                                                            1,107,734          734,965        2,842,398
                                                         -------------    -------------    -------------
       NET EARNINGS                                      $  2,309,739     $  2,358,371     $  5,075,574
                                                         =============    =============    =============
Primary and fully diluted net earnings per share                 $.34             $.34             $.74
                                                         =============    =============    =============

Weighted average number of primary and fully
       diluted common shares and equivalents
       assumed outstanding during the year                  6,882,609        6,882,391        6,885,993
                                                         =============    =============    =============


The accompanying notes are an integral part of these statements.

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         Three years ended June 2, 1996


                                                                       1996                 1995                 1994
                                                                       ----                 ----                 ----
Cash flows provided by (used in) operating activities:
Net income                                                        $  2,309,739          $  2,358,371         $  5,075,574
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization                                     10,350,326             9,821,080            9,289,290
  (Gain) loss on disposition of assets                                (829,854)             (345,380)              30,044
  Write off Texas goodwill                                                  -                   -                 886,447
  Changes in assets and liabilities:
    (Increase) decrease in receivables                                (524,259)              858,036             (282,222)
    Decrease (increase) in inventories                                 219,905                (8,621)            (348,890)
    Decrease in prepaid  expenses and sundry deposits                  425,457                83,465              462,468
    Increase in prepaid and deferred income taxes                     (770,221)             (509,494)          (1,001,096)
    (Decrease) increase in accounts payable                           (463,142)              162,257             (119,749)
    Increase in accrued expenses                                        46,606               128,095              165,976
    Increase (decrease) in accrued income taxes                         50,161               (36,102)             (68,819)
    Decrease (increase) in other assets                                111,697               321,374              (14,041)
    Increase in self insured obligations                               878,681             1,077,583              314,735
    Increase (decrease) in other liabilities                           216,129               336,239              (84,221)
                                                                  ------------          ------------         ------------
      Net cash provided by operating activities                     12,021,225            14,246,903           14,305,496
Cash flows provided by (used in) investing activities:
Additions to property                                              (15,362,001)          (23,283,499)         (18,312,487)
Proceeds from disposition of property                                3,941,466             2,245,680            2,654,072
Increase in other assets                                              (104,970)             (524,789)            (486,200)
                                                                  ------------          ------------         ------------
      Net cash (used in) investing activities                      (11,525,505)          (21,562,608)         (16,144,615)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings                                             8,000,000            10,385,000            4,000,000
Payment of long-term debt and capital lease obligations             (6,950,329)           (1,489,525)            (961,863)
Cash dividends paid                                                 (1,630,097)           (1,570,418)          (1,518,263)
Treasury share transactions                                                 -                  9,398              (26,532)
                                                                  ------------          ------------         ------------
      Net cash (used in) provided by financing activities             (580,426)            7,334,455            1,493,342
                                                                  ------------          ------------         ------------
Net (decrease) increase in cash and equivalents                        (84,706)               18,750             (345,777)
Cash and equivalents at beginning of year                              219,650               200,900              546,677
                                                                  ------------          ------------         ------------
Cash and equivalents at end of year                               $    134,944          $    219,650         $     200,900
                                                                  ============          ============         =============
Supplemental disclosures:
Stock dividends issued                                            $  2,441,304          $  2,706,460         $  3,855,228
Interest paid                                                        2,549,352             1,872,183            1,548,826
Income taxes paid                                                    2,319,962             1,419,798            3,914,978
Income tax refunds received                                            492,168               139,237                2,665
Lease transactions capitalized                                         390,000                  -                 179,640


The accompanying notes are an integral part of these statements.

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         Three years ended June 2, 1996


                                            Common stock
                                          at $1 per share -    Additional
                                             Shares and       contributed        Retained         Treasury
                                               amount           capital          earnings          shares            Total
                                               ------           -------          --------          ------            -----
Balance at May 30, 1993                      $6,297,536        $48,591,962      $8,838,799      ($3,429,035)       $60,299,262
Net earnings for the year                             -                  -       5,075,574                -          5,075,574
Treasury shares reissued                              -             (8,413)              -           52,973             44,560
Treasury shares acquired                              -                  -               -          (71,092)           (71,092)
Dividends
  Cash - $.24 per share                               -                  -      (1,518,263)               -         (1,518,263)
  Stock - 4%                                    250,665          3,604,563      (3,855,228)               -                  -
                                             ----------        -----------      ----------      -----------        -----------
Balance at May 29, 1994                       6,548,201         52,188,112       8,540,882       (3,447,154)        63,830,041
Net earnings for the year                             -                  -       2,358,371                -          2,358,371
Treasury shares reissued                              -             (9,610)              -           23,771             14,161
Treasury shares acquired                              -                  -               -           (4,763)            (4,763)
Dividends
  Cash - $.24 per share                               -                  -      (1,570,418)               -         (1,570,418)
  Stock - 4%                                    260,738          2,445,722      (2,706,460)               -                  -
                                             ----------        -----------      ----------      -----------        -----------
Balance at May 28, 1995                       6,808,939         54,624,224       6,622,375       (3,428,146)        64,627,392
Net earnings for the year                             -                  -       2,309,739                -          2,309,739
Dividends
  Cash - $.24 per share                               -                  -      (1,630,097)               -         (1,630,097)
  Stock - 4%                                    271,256          2,170,048      (2,441,304)               -                  -
                                             ----------        -----------      ----------      -----------        -----------
Balance at June 2, 1996                      $7,080,195        $56,794,272      $4,860,713      ($3,428,146)       $65,307,034
                                             ==========        ===========      ==========      ===========        ===========

The accompanying notes are an integral part of these statements.

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 1996


NOTE A - ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Consolidation Practices

The consolidated financial statements include the accounts of Frisch's Restaurants, Inc. and all of its subsidiaries.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $690,462 were included in accounts payable at May 28, 1995.

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial for the years ended June 2, 1996 and May 28, 1995.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

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

Net cash surrender value of life insurance policies includes the cash values of two policies written by a life insurance company that is under regulatory supervision pursuant to an Order of Rehabilitation on August 12, 1994. There are restraints which restrict policy surrenders, loans and reductions in face amount. This company's mortgage portfolio has been sold, significantly improving the liquidity of its estate, thus facilitating the anticipated transfer of policy liabilities to creditworthy carriers. Although adjustments may become necessary to values in existence prior to August 12, 1994, the rehabilitator has concluded that policyholders' account values should be fully preserved.

Advertising Costs

Advertising costs are charged to expense as incurred. There are no significant advertising costs on the balance sheet for the years ended June 2, 1996 and May 28, 1995.

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

Self Insurance

The Company self-insures its casualty and a portion of its employee medical coverages. Self insurance costs are accrued based on management's estimate for future claims. There is insurance in place which provides for catastrophic losses.

Revenue Recognition

Franchise fees, based on sales of franchisees, are recorded on the accrual method as earned. There was no significant income from initial fees during the last three years.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments approximates fair value.

Investment in Sports Franchise

The Company's limited partnership investment in the Cincinnati Reds is carried at cost. An income distribution of $254,500 was recorded in earnings in 1994. No distributions were received in 1996 or 1995.

Fiscal Year

The Company's fiscal year ends on the Sunday nearest to the last day of May. Fiscal year 1996 was comprised of 53 weeks compared with 52 weeks for fiscal years 1995 and 1994.

Business Segments

The Company operates principally in the food service industry and additionally operates two hotels. During the last three years, restaurant operations have constituted a dominant segment in accordance with SFAS statement No. 14, "Financial Reporting for Segments of a Business Enterprise."

Use of Estimates

The preparation of financial statements requires management to use estimates and assumptions in certain areas that affect the amounts reported. These judgments are based on knowledge and experience about past and current events, and assumptions about future events. Although management believes its estimates are reasonable and adequate, future events affecting them may differ markedly from current judgment.

Some of the more significant areas requiring the use of estimates include self insurance liabilities, deferred store closing costs, value of goodwill, real estate held for sale, and deferred executive compensation.

New Accounting Standards

The Company is required to adopt Financial Accounting Standard Number 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of" and SFAS 123 "Accounting for Stock Based Compensation" in fiscal year 1997.

SFAS 121 requires impairment losses to be recognized on long-lived assets, whether used in the operation of the business or held for disposal, when events or changes in circumstances indicate that the assets' carrying amount may not be fully recoverable. The Company considers a history of cash flow losses in established areas to be its primary indicator of potential impairment. Based on current information, the Company does not believe the effect upon adoption will be material.

SFAS 123 establishes new accounting and reporting standards for stock based compensation plans. Companies may elect to adopt this standard using a fair-value based method or continue using the intrinsic value method of measuring compensation expense prescribed under the current guidance of Accounting Principles Board Opinion Number 25 (APB 25).

Since the Company will elect to continue using the intrinsic value method, SFAS 123 will not affect the Company's statement of earnings or financial position. SFAS 123 requires companies electing to continue using the rules of APB 25 to make pro forma disclosures of net income and earnings per share as though the fair value method had been elected. Pro forma disclosures of future options granted and stock issued will be reflected in the footnotes of the Company's consolidated financial statements when required.


NOTE B - LONG-TERM DEBT

                                         1996                           1995
                              ---------------------------    ---------------------------
                                  Payable      Payable          Payable       Payable
                                  within        after           within         after
                                 one year     one year         one year      one year
                                                    (in thousands)
Revolving credit loan           $     -       $11,500           $      -    $   8,000
Term loan                          1,625        8,375              1,625        9,875
Other                                538          224                581          563
                                 --------     -------           ---------   ---------

                                $  2,163      $20,099           $  2,206    $  18,438
                                =========     =======           =========   =========

The portion payable after one year matures as follows:

                                                                 1996             1995
                                                                     (in thousands)
                                Period ending in 1997         $       -       $   1,839
                                                 1998             1,724           1,724
                                                 1999             1,500           9,500
                                                 2000            13,000           1,500
                                                 2001             1,500           1,500
                                   Subsequent to 2001             2,375           2,375
                                                              ---------        --------
                                                              $  20,099       $  18,438
                                                              =========       =========

The revolving credit loan is a $20,000,000 line of credit, $11,500,000 of which is outstanding at June 2, 1996. This credit loan matures on September 1, 1999, unless extended. Interest is payable quarterly determined by various indices, currently 6.26%. The term loan, converted from a revolving credit loan during the year ended May 28, 1995, is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate up to a maximum of 7.5% through December 31, 1997. The rate for the final five years shall also be equal to the prime rate, not to exceed 8.5%.

These agreements contain covenants relating to net worth, interest expense, debt and capitalization changes, investments, leases, and restrictions on pledging certain restaurant operating assets.

The Company also has a $2,494,000 outstanding letter of credit in support of its self insurance.

Other debt includes industrial revenue bonds that were issued in 1978, payable in annual installments of $200,000 through 1998 and bear interest at 7.4%. Property and equipment having a book value at June 2, 1996 of $3,150,000 is pledged as collateral for the bonds.


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

An analysis of the leased property follows:


                                                         Asset balances at
                                                        1996             1995
                                                     --------------------------
                                                           (in thousands)
           Restaurant facilities                      $  8,762          $  9,161
           Equipment                                       870               480
                                                      ---------         --------
                                                         9,632             9,641

                Less accumulated amortization           (5,154)           (5,057)
                                                      ---------         --------
                                                      $  4,478          $  4,584
                                                      =========         ========

Total rental expense of operating leases was approximately $1,575,000 in 1996, $1,675,000 in 1995 and $1,828,000 in 1994.

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                           Capitalized          Operating
                  Year ending in:                            leases              leases
                                                           -----------          ---------
                                                                    (in thousands)
                  1997                                      $ 1,181              $ 1,283
                  1998                                        1,098                1,242
                  1999                                        1,036                1,075
                  2000                                          981                  966
                  2001                                          878                  855
                  2002 to 2020                                7,028                4,135
                                                            ---------            -------
                      Total                                  12,202              $ 9,556
                                                                                 =======
                  Amount representing interest               (5,505)
                                                            ----------
                  Present value of obligations                6,697
                  Portion due within one year                  (468)
                                                            ----------
                  Long-term obligations                     $ 6,229
                                                            ==========

NOTE D - INCOME TAXES

The variations between the statutory Federal rate and the effective rates are summarized as follows:

                                                         Percent of pretax earnings
                                                     ----------------------------------
                                                       1996         1995          1994
                                                       ----         ----          ----
              Statutory U.S. Federal income tax         34.0         34.0          34.0
              Tax credits                               (8.5)       (14.1)         (7.0)
              State and municipal income taxes
                  (net of Federal tax benefit)           7.0          2.4           5.8
              Non-deductible write off of goodwill         -            -           3.9
              Other                                      (.1)          1.5          (.8)
                                                     --------      --------       -----
              Effective Rate                            32.4         23.8          35.9
                                                     ========      ========       ======

The components of the deferred tax asset (liability) were as follows (in thousands):

                                                                 1996             1995
                                                               ---------        ------
Deferred compensation                                          $    623         $   593
Partnership interest                                                  -             266
Compensated absences                                                563             546
Self insurance                                                    2,442           2,231
Other                                                               160             131
                                                               ---------        -------
Total deferred tax assets                                         3,788           3,767

New store opening cost                                             (118)           (275)
Investment in tax benefits                                         (731)           (846)
Depreciation                                                     (1,545)         (1,481)
Other                                                              (384)           (554)
                                                               ---------        -------
Total deferred tax liabilities                                   (2,778)         (3,156)
                                                               ---------        -------
Net deferred tax asset                                         $  1,010         $   611
                                                               =========        =======

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

The outstanding stock options for the 1984 plan follow:

                                                                                Option Price
                                                              ------------------------------------------
                                           Shares                  Per Share                  Total
                                     -------------------      --------------------      -------------------
Chairman                                   82,110                    $17.48               $1,435,283
President                                  97,975                $14.95-$21.66             1,956,804
Other key employees                        79,338                    $17.48                1,386,828

The Company also has reserved 56,243 shares for issuance under the Frisch's Executive Savings Plan. Shares reserved under these plans have been adjusted for stock dividends. There are no other outstanding options, warrants or rights.


NOTE F - PENSION PLANS

Net pension expense included the following components (in thousands):

                                                       1996              1995              1994
                                                      ---------        ---------        -------
Service cost - benefits earned during the period      $  1,022         $ 1,008          $  1,039
Interest cost on projected benefit obligations             939             978               988
Investment gain on plan assets                          (3,032)         (2,001)           (1,288)
Net amortization and deferral                            1,439             359              (418)
                                                      ---------        ---------        ---------
Net periodic pension cost                             $    368         $   344          $    321
                                                      =========        =========        ========

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at June 2, 1996 and May 28, 1995 (in thousands):

                                                                                          1996       1995
                                                                                          ----       ----
Plan assets at fair market value, primarily marketable securities and insurance funds    $18,597   $16,451
                                                                                         -------   -------
Actuarial present value of benefit obligations:
       Vested benefits                                                                     9,895     8,300
       Non vested benefits                                                                   802       823
                                                                                         -------   -------
Accumulated benefit obligations                                                           10,697     9,123
Effect of projected future salary increases                                                2,997     3,201
                                                                                         -------   -------
Projected benefit obligations                                                             13,694    12,324
                                                                                         -------   -------
Plan assets in excess of projected benefit obligations (including approximately
       $369 at 1996 and $360 at 1995 withdrawable by participants upon demand)             4,903     4,127
Unrecognized net gains                                                                    (4,349)   (3,259)
Unrecognized prior service cost                                                              641       599
Unrecognized net transition (assets)                                                      (1,421)   (1,658)
                                                                                         -------   --------

Net accrued pension cost included in the balance sheet                                   $  (226)  $  (191)
                                                                                         =======   =======

Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                                     1996         1995         1994
                                                                  ---------     --------     ------
Expected long-term rate of return on plan assets                     8.50%        8.50%        8.50%
Weighted average discount rate                                       7.25         7.25         7.25
Rate of increase in compensation levels                              5.50         5.50         5.50

NOTE G - EARNINGS PER SHARE

Earnings per common share are based on the weighted average number of common shares outstanding during the year (6,882,609 in 1996, 6,882,391 in 1995 and 6,885,993 in 1994). Stock options outstanding during the three years did not have a material dilutive effect on earnings per share.

QUARTERLY RESULTS (UNAUDITED)

                             Year Ended June 2, 1996                            Year Ended May 28, 1995
                   -------------------------------------------         -------------------------------------------
                         (In Thousands)                                      (In Thousands)
                   -------------------------------                    -------------------------------
                                             Net      Earnings                                 Net        Earnings
                              Operating   earnings     (loss)                    Operating   earnings      (loss)
                   Revenue     profit      (loss)    per share         Revenue     profit     (loss)     per share
                   -------     ------      ------    ---------         -------     ------     ------     ---------
1st Quarter       $ 52,666   $ 4,409      $  883         $.13         $ 50,836    $ 4,820     $1,203        $.17
2nd Quarter         39,205     3,070         788          .11           38,873      3,626      1,108         .16
3rd Quarter         33,996     1,055        (444)        (.06)          34,670        791       (752)       (.11)
4th Quarter         41,078     3,547       1,083          .16           38,680      2,777        799         .12
                  --------   -------      ------         ----         --------    -------     ------        ----
Year's Total      $166,945   $12,081      $2,310         $.34         $163,059    $12,014     $2,358        $.34
                  ========   =======      ======         ====         ========    =======     ======        ====


The first quarter of each year contained sixteen weeks. The second and third quarters of each year contained twelve weeks. The fourth quarter of fiscal 1996 contained thirteen weeks compared to twelve weeks in fiscal 1995.

Net earnings for the first quarters of 1996 and 1995 and the fourth quarter of 1996 included favorable adjustments of $220,000, $440,000, and $330,000 respectively, resulting from lower than anticipated claims in the Company's self insured casualty insurance program.

The fourth quarter of 1995 included a $160,000 favorable adjustment of income tax expense to reflect the actual effective rate for the year.

Item 9. - Disagreements on Accounting and Financial Disclosure

Not applicable

                                    PART III
                              (Items 10 through 13)

Item 10. - Directors and Executive Officers of the Registrant

Information regarding directors is incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 2, 1996.

Information regarding executive officers appears at the end of Part I.

Item 11. - Executive Compensation

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 2, 1996.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 2, 1996.

Item 13. - Certain Relationships and Related Transactions

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 2, 1996.

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

             3.   Exhibits

             (3)  Articles of Incorporation and By-Laws

             (3) (a) Exhibit (3)(a) to the Registrant's Form 10-K Annual Report for 1993, being The Third Amended Articles of Incorporation, is incorporated herein by reference.

              (3) (b) A portion of Exhibit 3 to the Registrant's Form 10-K
             Annual Report for 1985, being the Code of Regulations, is incorporated herein by reference .

             (10)          Material Contracts

             (10) (a) Exhibit (10)(a) to the Registrant's Form 10-K Annual Report for 1995, being employment contract between the Registrant and Jack C. Maier effective May 29,1995, is incorporated herein by reference.

             (10) (b) Exhibit (10)(b) to the Registrant's Form 10-K Annual Report for 1995, being employment contract between the Registrant and Craig F. Maier effective May 29, 1995, is incorporated herein by reference.

             (10) (c) Exhibit 10(a) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Savings Plan effective November 15, 1993, is incorporated herein by reference.

             (10) (d) Exhibit 10(b) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference.

             (10) (e) Exhibit 10(a) to the Registrant's Form 10-K Annual Report for 1994, being the 1993 Stock Option Plan (Appendix A to the Registrant's Proxy Statement dated August 24, 1993), is incorporated herein by reference.

             (10) (f) Exhibit (10)(a) to the Registrant's Form 10-K Annual Report for 1990, being employment contract between the Registrant and Jack C. Maier dated July 20, 1990, is incorporated herein by reference.

             (10) (g) Exhibit (10)(e) to the Registrant's Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference.

             (10) (h) Exhibit (10)(f) to the Registrant's Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference.

             (10) (i) Exhibit (10)(g) to the Registrant's Form 10-K Annual Report for 1990, being Agreement between the Registrant and Craig
             F. Maier dated November 21, 1989, is incorporated herein by reference.

             (10) (j) Exhibit (10)(d) to the Registrant's Form 10-K Annual Report for 1984, being agreement between the Registrant and Jack C. Maier dated August 3, 1984, is incorporated herein by reference. There are identical agreements dated August 3, 1984 between the Registrant and Louis J. Ullman and Marvin G.
             Fields.

             (10) (k) Exhibit (10)(f) to the Registrant's amended Form 10-K Annual Report for 1988, being the Restated and Amended Area Franchise Agreement between Elias Brothers Restaurants, Inc. and the Registrant, is incorporated herein by reference.

             (21) Subsidiaries of the Registrant

             (27) Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 2, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FRISCH'S RESTAURANTS, INC.
                                  (Registrant)


                           By  Louis J. Ullman         August 6, 1996
                             -----------------------   --------------
                               Louis J. Ullman                Date
                           Senior Vice President-Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

            Signature                           Title                                          Date
                               Chairman of the Board and Director
         Jack C. Maier         (A Principal Executive Officer)                           August 6, 1996
- ---------------------------                                                           -----------------
         Jack C. Maier


                               President and Director
        Craig F. Maier         (A Principal Executive Officer)                           August 6, 1996
- ---------------------------                                                           -----------------
        Craig F. Maier


                               Senior Vice President-Finance and Director
        Louis J. Ullman        (Principal Financial and Accounting Officer)              August 6, 1996
- ---------------------------                                                           -----------------
        Louis J. Ullman


       Marvin G. Fields        Director                                                  August 6, 1996
- ---------------------------                                                           -----------------
       Marvin G. Fields


       Blanche F. Maier        Director                                                  August 6, 1996
- ---------------------------                                                           -----------------
       Blanche F. Maier


        Alfred M. Cohen        Director                                                  August 22, 1996
- ---------------------------                                                           -----------------
        Alfred M. Cohen


       Daniel W. Geeding       Director                                                  August 6, 1996
- ---------------------------                                                           -----------------
       Daniel W. Geeding


       William A. Mauch        Director                                                  August 6, 1996
- ---------------------------                                                           -----------------
       William A. Mauch