Form 10-Q
period 1996-09-22
FRISCHS RESTAURANTS INC
filed 1996-11-04
CIK 39047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED September 22, 1996              COMMISSION FILE NUMBER 1-7323

                           FRISCH'S RESTAURANTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                            31-0523213
---------------------------------               -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

            2800 GILBERT AVENUE, CINCINNATI, OHIO               45206
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

   Registrant's telephone number, including area code          513-961-2660.
                                                               -------------
                                 Not Applicable
-------------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

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

The total number of shares outstanding of the issuer's no par common stock, as of September 30, 1996 was:

                                   6,882,609

                                TABLE OF CONTENTS

                                                                              PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENT OF EARNINGS ....................... 3

                    CONSOLIDATED BALANCE SHEET ............................... 4 - 5

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ........... 6

                    CONSOLIDATED STATEMENT OF CASH FLOWS ..................... 7

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ............... 8 - 13

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS ......................14 - 15

PART II - OTHER INFORMATION                                                   15 - 16

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
          SIXTEEN WEEKS ENDED SEPTEMBER 22, 1996 AND SEPTEMBER 17, 1995
                                   (UNAUDITED)

                                                        1996             1995
                                                     -----------     -----------
REVENUE
Sales                                                $51,284,261     $52,206,975
Other                                                    445,517         459,004
                                                     -----------     -----------
         Total revenue                                51,729,778      52,665,979

COSTS AND EXPENSES
Cost of sales
         Food and paper                               16,218,678      16,503,309
         Payroll and related                          16,854,329      18,334,137
         Other operating costs                        12,658,085      12,961,011
                                                     -----------     -----------
                                                      45,731,092      47,798,457

General and administrative                             1,835,338       1,532,900
Advertising                                            1,251,028       1,303,635
Interest                                                 699,521         733,512
                                                     -----------     -----------
         Total costs and expenses                     49,516,979      51,368,504
                                                     -----------     -----------
         Earnings before income taxes                  2,212,799       1,297,475

INCOME TAXES                                             786,000         415,000
                                                     -----------     -----------
         NET EARNINGS                                $ 1,426,799     $   882,475
                                                     ===========     ===========

Primary and fully diluted net earnings
         per share of common stock                   $      0.21     $      0.13
                                                     ===========     ===========



The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                                                   September 22,    June 2,
                                                                       1996           1996
                                                                    (unaudited)
                                                                   ------------   ------------
CURRENT ASSETS
Cash                                                               $    222,151   $    134,944
Receivables
         Trade                                                        1,069,696      1,107,394
         Other                                                          744,238        963,347
Inventories                                                           3,983,697      3,725,755
Prepaid expenses and sundry deposits                                  2,191,414      1,280,006
Prepaid and deferred income taxes                                       766,043      1,352,315
                                                                   ------------   ------------
                Total current assets                                  8,977,239      8,563,761

PROPERTY AND EQUIPMENT - AT COST
Land and improvements                                                25,623,310     24,712,017
Buildings                                                            57,340,240     54,871,830
Equipment and fixtures                                               55,574,908     53,876,413
Leasehold improvements and buildings on leased land                  25,073,376     24,640,369
Capitalized leases                                                    9,249,614      9,632,186
Construction in progress                                                   --        2,393,653
                                                                   ------------   ------------
                                                                    172,861,448    170,126,468
         Less accumulated depreciation and amortization              72,858,463     70,886,768
                                                                   ------------   ------------
                Net property and equipment                          100,002,985     99,239,700
OTHER ASSETS
Intangible assets                                                       759,764        761,017
Investments in land - at cost                                         2,008,234      2,001,135
Property held for sale                                                1,386,935      1,766,068
Net cash surrender value-life insurance policies                      3,580,079      3,447,360
Deferred income taxes                                                   551,072        551,072
Other                                                                 2,047,243      2,065,728
                                                                   ------------   ------------
                Total other assets                                   10,333,327     10,592,380
                                                                   ------------   ------------
                                                                   $119,313,551   $118,395,841
                                                                   ============   ============

The accompanying notes are an integral part of these statements

                                   LIABILITIES

                                                                    September 22,     June 2,
                                                                        1996           1996
                                                                    (unaudited)
                                                                    ------------   ------------
CURRENT LIABILITIES
Long-term obligations due within one year
         Long-term debt                                             $  1,816,337   $  2,162,860
         Obligations under capitalized leases                            455,011        467,706
         Self insurance                                                1,702,399      1,862,957
Accounts payable                                                       9,197,707      8,109,024
Accrued expenses                                                       5,037,979      5,805,262
Income Taxes                                                             465,706         50,161
                                                                    ------------   ------------
                Total current liabilities                             18,675,139     18,457,970

LONG-TERM OBLIGATIONS
Long-term debt                                                        20,700,000     20,098,890
Obligations under capitalized leases                                   6,037,812      6,229,351
Self insurance                                                         5,288,632      5,879,111
Other                                                                  2,704,049      2,423,485
                                                                    ------------   ------------
                Total long term obligations                           34,730,493     34,630,837

COMMITMENTS                                                                 --             --

SHAREHOLDERS' EQUITY
Capital stock
         Preferred stock - authorized, 3,000,000 shares
                without par value; none issued                              --             --
         Common stock - authorized, 12,000,000 shares without par
                value; issued, 7,080,195 shares - stated value $1      7,080,195      7,080,195
Additional contributed capital                                        56,794,272     56,794,272
                                                                    ------------   ------------
                                                                      63,874,467     63,874,467
Retained earnings                                                      5,461,598      4,860,713
                                                                    ------------   ------------
                                                                      69,336,065     68,735,180
Less cost of treasury stock (197,586 shares)                           3,428,146      3,428,146
                                                                    ------------   ------------
                Total shareholders' equity                            65,907,919     65,307,034
                                                                    ------------   ------------
                                                                    $119,313,551   $118,395,841
                                                                    ============   ============

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          SIXTEEN WEEKS ENDED SEPTEMBER 22, 1996 AND SEPTEMBER 17, 1995
                                   (UNAUDITED)

                                        Common stock
                                      at $1 per share-   Additional
                                         Shares and      contributed        Retained         Treasury
                                           amount          capital          earnings          shares             Total
                                         ----------      -----------      -----------       -----------       ------------
Balance at May 28, 1995                  $6,808,939      $54,624,224      $ 6,622,375       ($3,428,146)      $ 64,627,392

Net earnings for sixteen weeks                 --               --            882,475              --              882,475

Dividends

       Cash - $.12 per share                   --               --           (794,274)             --             (794,274)
                                         ----------      -----------      -----------       -----------       ------------
Balance at September 17, 1995             6,808,939       54,624,224        6,710,576        (3,428,146)        64,715,593

Net earnings for thirty-seven weeks            --               --          1,427,264              --            1,427,264

Dividends
       Cash - $.12 per share                   --               --           (835,823)             --             (835,823)
       Stock - 4%                           271,256        2,170,048       (2,441,304)             --                 --
                                         ----------      -----------      -----------       -----------       ------------
Balance at June 2, 1996                   7,080,195       56,794,272        4,860,713        (3,428,146)        65,307,034

Net earnings for sixteen weeks                 --               --          1,426,799              --            1,426,799

Dividends
       Cash - $.12 per share                   --               --           (825,914)             --             (825,914)
                                         ----------      -----------      -----------       -----------       ------------

Balance at September 22, 1996            $7,080,195      $56,794,272      $ 5,461,598       ($3,428,146)      $ 65,907,919
                                         ==========      ===========      ===========       ===========       ============


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          SIXTEEN WEEKS ENDED SEPTEMBER 22, 1996 AND SEPTEMBER 17, 1995
                                   (UNAUDITED)

                                                                              1996               1995
                                                                          -----------       -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                $ 1,426,799       $   882,475
Adjustments to reconcile net income
       to net cash from operating activities:
       Depreciation and amortization                                        3,131,999         3,165,587
       Loss on disposition of assets                                          240,885           137,331
       Changes in assets and liabilities:
            Decrease in receivables                                           256,807            14,595
            Increase in inventories                                          (257,942)         (248,369)
            Increase in prepaid  expenses and sundry deposits                (911,408)       (1,325,807)
            Decrease in prepaid and deferred income taxes                     586,272           521,761
            Increase in accounts payable                                      675,726            76,448
            Decrease in accrued expenses                                     (767,283)         (646,385)
            Increase in accrued income taxes                                  415,545            97,952
            Decrease in other assets                                            8,934            95,703
            (Decrease) increase in self insured obligations                  (751,031)        1,398,084
            Increase in other liabilities                                     280,564            14,353
                                                                          -----------       -----------
                 Net cash provided by operating activities                  4,335,867         4,183,728
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Additions to property                                                      (4,151,095)       (5,018,209)
Proceeds from disposition of property                                         310,930           851,893
Increase in other assets                                                     (124,980)         (410,960)
                                                                          -----------       -----------
                 Net cash (used in) investing activities                   (3,965,145)       (4,577,276)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings                                                    1,000,000         4,000,000
Payment of long-term obligations                                             (870,558)       (2,888,525)
Cash dividends paid                                                          (412,957)         (397,137)
                                                                          -----------       -----------
                 Net cash (used in) provided by financing activities         (283,515)          714,338
                                                                          -----------       -----------
Net increase in cash and equivalents                                           87,207           320,790
Cash and equivalents at beginning of year                                     134,944           219,650
                                                                          -----------       -----------
Cash and equivalents at end of quarter                                    $   222,151       $   540,440
                                                                          ===========       ===========
Supplemental disclosures:
Interest paid                                                             $   709,489       $   886,919
Income taxes paid                                                             370,455           287,455
Income tax refunds received                                                   586,272           492,168
Dividends declared but not paid                                               412,957           397,137



The accompanying notes are an integral part of these statements.

                   Frisch's Restaurants, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business
---------------------------

Frisch's Restaurants, Inc., operates and licenses family restaurants with drive-thru service under the name Frisch's Big Boy. These operations are located in Ohio, Indiana and Kentucky. Additionally, the Company operates two hotels with restaurants in metropolitan Cincinnati, where it is headquartered. Trademarks which the Company has the right to use include "Frisch's," "Big Boy," and "Quality Hotel."

Consolidation Practices
-----------------------

The consolidated financial statements include the accounts of Frisch's Restaurants, Inc. and all of its subsidiaries. Significant inter-company accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $548,255 were included in accounts payable at September 22, 1996.

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at September 22, 1996 and June 2, 1996.

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

Net cash surrender value of life insurance policies includes the cash values of two policies written by a life insurance company that is under regulatory supervision pursuant to an Order of Rehabilitation on August 12, 1994. There are restraints which restrict policy surrenders, loans and reductions in face amount. Although adjustments may become necessary to values in existence prior to August 12, 1994, it is expected that assumption reinsurance transactions will provide replacement policies with a creditworthy carrier that fully preserve cash values and which contain rights and benefits comparable to the rights and benefits under the original policies.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

New Store Opening Costs
-----------------------

New store opening costs are capitalized and amortized over a one year period from the date each new store opened. Items capitalized include new employee training costs, the cost of an employee team to coordinate the opening and the cost of certain replacement items such as uniforms and china. Opening expense for the sixteen weeks was approximately $204,000 at September 22, 1996 and $489,000 at September 17, 1995.

Benefit Plans
-------------

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

Self Insurance
--------------

The Company self-insures portions of its casualty and employee medical coverages. Self insurance costs are accrued based on management's estimate for future claims. There is insurance in place which provides for catastrophic losses.

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

Business Segments
-----------------

Restaurant operations constitute a dominant segment in accordance with SFAS statement No. 14, "Financial Reporting for Segments of a Business Enterprise."

Use of Estimates
----------------

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

New Accounting Standards
------------------------

Effective June 3, 1996, the Company adopted Financial Accounting Standard Number 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of" and SFAS 123 "Accounting for Stock Based Compensation."

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

SFAS 121 requires impairment losses to be recognized on long-lived assets, whether used in the operation of the business or held for disposal, when events or changes in circumstances indicate that the assets' carrying amount may not be fully recoverable. The Company considers a history of cash flow losses in established areas to be its primary indicator of potential impairment. The effect upon adoption was immaterial.

SFAS 123 establishes new accounting and reporting standards for stock based compensation plans. Companies may elect to adopt this standard using a fair-value based method or continue using the intrinsic value method of measuring compensation expense prescribed under the current guidance of Accounting Principles Board Opinion Number 25 (APB 25).

Since the Company elected to continue using the intrinsic value method, SFAS 123 has not affected the Company's statement of earnings or financial position. SFAS 123 requires companies electing to continue using the rules of APB 25 to make pro forma disclosures of net income and earnings per share as though the fair value method had been elected. Pro forma disclosures of options granted and stock issued will be reflected in the footnotes of the Company's consolidated financial statements when required.

NOTE B - LONG-TERM DEBT

                                              September 22, 1996                June 2, 1996
                                            ----------------------          --------------------
                                              Payable      Payable          Payable     Payable
                                              within        after            within      after
                                             one year     one year          one year    one year
                                            ---------     --------          --------    --------
                                                                (in thousands)
Revolving credit loan                       $     -     $  12,500          $     -     $  11,500
Term loan                                     1,500         8,000            1,625         8,375
Other                                           316           200              538           224
                                            -------     ---------          -------     ---------
                                            $ 1,816     $  20,700          $ 2,163     $  20,099
                                            =======     =========          =======     =========

The portion payable after one year matures as follows:

                          September 22,       June 2,
                                1996           1996
                          -------------      ---------
                                 (in thousands)
Period ending in 1998       $   1,700        $   1,724
                 1999          14,000            1,500
                 2000           1,500           13,000
                 2001           1,500            1,500
   Subsequent to 2001           2,000            2,375
                            ---------        ---------

                            $  20,700        $  20,099
                            =========        =========

The revolving credit loan is a $20,000,000 line of credit, $12,500,000 of which is outstanding at September 22, 1996. This credit loan matures on September 1, 1999, unless extended. Interest is payable quarterly determined by various indices, currently 6.66%. The term loan is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate up to a maximum of 7.5% through December 31, 1997. The rate for the final five years shall also be equal to the prime rate, not to exceed 8.5%.

These agreements contain covenants relating to net worth, interest expense, debt and capitalization changes, asset dispositions, investments, leases, and restrictions on pledging certain restaurant operating assets.

The Company also has a $2,233,000 outstanding letter of credit in support of its self insurance.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - LONG TERM DEBT (CONTINUED)

Other debt includes industrial revenue bonds that were issued in 1978, payable in annual installments of $200,000 through 1998 which bear interest at 7.4%. Property and equipment having a book value at September 22, 1996 of $3,195,000 is pledged as collateral for the bonds.

NOTE C - LEASED PROPERTY

The Company has capitalized the leased property of 52% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2001. The Company also occupies office space under an operating lease which expires during 2003.

An analysis of the leased property follows:

                                                           Asset balances at
                                                      --------------------------
                                                      Sept. 22,          June 2,
                                                         1996            1996
                                                         ----            ----
                                                            (in thousands)
           Restaurant facilities                      $  8,680          $  8,762
           Equipment                                       570               870
                                                      ---------         --------
                                                         9,250             9,632
                Less accumulated amortization           (5,048)           (5,154)
                                                      ---------         --------
                                                      $  4,202          $  4,478
                                                      =========         ========

Total rental expense of operating leases for the sixteen weeks was approximately $481,000 at September 22, 1996 and $492,000 at September 17, 1995.

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                           Capitalized          Operating
                  Period ending September 22,                leases              leases
                  ---------------------------              -----------          ---------
                                                                    (in thousands)
                  1997                                     $  1,136             $ 1,292
                  1998                                        1,065               1,245
                  1999                                          999               1,083
                  2000                                          945                 967
                  2001                                          835                 842
                  2002 to 2020                                6,738               3,672
                                                           --------             -------
                      Total                                  11,718             $ 9,101
                                                                                =======
                  Amount representing interest               (5,226)
                                                            -------
                  Present value of obligations                6,492
                  Portion due within one year                  (454)
                                                            -------

                  Long-term obligations                     $ 6,038
                                                            =======

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

The outstanding stock options for the 1984 plan follow:

                                                                     Option Price
                                                           --------------------------------
                                         Shares               Per Share            Total
                                         ------            --------------------------------
Chairman                                 82,110                $17.48            $1,435,283
President                                97,975            $14.95-$21.66          1,956,804
Other key employees                      74,551                $17.48             1,303,151

The Company also has reserved 56,243 shares for issuance under the Frisch's Executive Savings Plan. Shares reserved under these plans have been adjusted for stock dividends. There are no other outstanding options, warrants or rights.

NOTE F - PENSION PLANS

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at June 2, 1996 and May 2, 1995 (latest available data, in thousands):

                                                                                       1996          1995
                                                                                     ---------    ---------
Plan assets at fair market value, primarily marketable securities and insurance
   funds                                                                             $  18,597    $  16,451
Actuarial present value of benefit obligations:                                      ---------    ---------
       Vested benefits                                                                   9,895        8,300
       Non vested benefits                                                                 802          823
                                                                                     ---------    ---------
Accumulated benefit obligations                                                         10,697        9,123
Effect of projected future salary increases                                              2,997        3,201
                                                                                     ---------    ---------
Projected benefit obligations                                                           13,694       12,324
                                                                                     ---------    ---------
Plan assets in excess of projected benefit obligations (including approximately
       $369 at 1996 and $360 at 1995 withdrawable by participants upon demand)           4,903        4,127
Unrecognized net gains                                                                  (4,349)      (3,259)
Unrecognized prior service cost                                                            641          599
Unrecognized net transition (assets)                                                    (1,421)      (1,658)
                                                                                     ---------    ---------

Net accrued pension cost included in the balance sheet                               $    (226)   $    (191)
                                                                                     =========    =========

Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                                     1996              1995
                                                                  ---------           -------

Expected long-term rate of return on plan assets                     8.50%              8.50%
Weighted average discount rate                                       7.25               7.25
Rate of increase in compensation levels                              5.50               5.50

Pension expense for the sixteen weeks ended September 22, 1996 and September 17, 1995 was $63,193 and $110,208, respectively.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - EARNINGS PER SHARE

Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period, which gives effect to stock options.

                                                                        Weighted average
                                                                          common shares
                                                                          (Primary and
                                                                         fully diluted)
                                                                         --------------
                  Quarter ending September 22, 1996                        6,882,609
                  Quarter ending September 17, 1995                        6,882,609

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Total revenue was $51,730,000 for the first quarter of fiscal 1997, a decrease of $936,000 or 1.8% from last year's record level. Sales were also off 1.8% from last year. Last year's sales included $1,336,000 from the Company's former Hardee's operation.

An analysis of Big Boy sales shows a modest same store sales increase. In addition, the loss of sales from restaurants that have closed since the beginning of fiscal 1996 was outpaced by sales increases of newer restaurants. Menu prices were increased approximately 1% and 2%, respectively, in the third and first quarters of fiscal 1996. The effect of these increases is difficult to quantify due to factors such as the introduction of new menu items, product sales mix changes after price increases and competition.

Other income declined 2.9% during the quarter due to lower franchise fees, as seven licensed restaurants closed during the last twelve months. Two new licensed Big Boy restaurants opened shortly after the quarter ended.

At the end of the quarter, the Company operated 104 Big Boy restaurants and two Quality Hotels. During the quarter, three new Big Boy restaurants were opened, two of which replaced existing restaurants, completing the 1996 construction cycle. No restaurants were closed during the quarter.

Cost of sales decreased $2,067,000 or 4.3%, as costs fell to 88.4% of revenue from 90.8% a year ago. The largest component of this improvement was a reduction in payroll related expense, as favorable claims experience in the Company's self insurance programs allowed estimates for future obligations to once again be lowered. This year's favorable adjustment was $1,396,000 greater than last year's first quarter adjustment. Improvements in safety have allowed the Company to withdraw from the Ohio Workers' Compensation system in the current year. This withdrawal, along with other enhancements to the Company's insurance programs, has resulted in additional savings. Other cost reductions reflected in the lower cost of sales include lower opening expenses, resulting from a slow-down in new restaurant construction, and the savings from eliminating underperforming Big Boy and Hardee's restaurants.

Offsetting these improvements was a charge to other operating expense of approximately $485,000 associated with the loss of sub-leases. Also, higher payroll expenses due to tight labor markets continue to put pressure on restaurant margins. The Company does not expect the Federal minimum wage increase that became effective October 1, 1996 to have an immediate material effect on earnings because of these labor market conditions. Creeping commodity prices caused food and paper costs to rise slightly as a percentage of revenue.

General and Administrative expense was 19.7% or $302,000 higher than last year due primarily to the cost of the 1996 proxy fight and a charge to lower the carrying cost of property held for sale.

Advertising expense was 2.4% of revenue versus 2.5% last year, reflecting the Company's policy of spending a constant percentage of sales dollars. Marketing stategies emphasizing the quality of specific menu items will be carried on television throughout fiscal 1997. A new Big Boy menu has now been rolled out in all markets and has been positively received by customers.

Interest expense decreased 4.6% or $34,000 during the quarter, as borrowing has leveled-off and average interest rates were lower than last year. It remains the Company's intention to operate within cash flow and to reduce long-term debt when cash flow permits. It is expected that interest expense will continue to decline as the year progresses.

The estimated annual income tax rate is 35.5% this year versus 32% last year. The Work Opportunity Tax Credit that became available under the Internal Revenue Code on October 1, 1996 is expected to have a minimal favorable impact on the effective tax rate.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $4,350,000, generated principally from net income and depreciation.

Investing activities included $4,150,000 in property additions, a reduction of approximately $850,000 from last year. Capital spending consisted of $1,850,000 to complete the 1996 construction cycle, $1,600,000 to remodel existing operations, and $700,000 in normal equipment replacements and other capital costs. Proceeds of $300,000 from the sale of land were also included in investing activities.

Financing activities included $1,000,000 of new debt. Scheduled long-term debt payments of approximately $900,000 were made and the Company paid a regular quarterly dividend to shareholders of over $400,000 during the quarter.

Current plans do not call for any new Big Boy restaurants to be constructed in fiscal 1997. Scheduled hotel renovations and Big Boy remodelings will continue. Point of sale systems are installed and being tested in five Big Boy restaurants. Enhancements to this pilot phase are expected to be completed before the end of fiscal 1997, at which time installation of the fully functional system will commence, requiring a capital outlay of $30,000 to $35,000 per restaurant. The Company intends to fund these expenditures out of cash flow.

PART II - OTHER INFORMATION
---------------------------

Items 1, 2, 3, and 5, the answers to which are either "none" or "not applicable", are omitted.

Item 4.  Submission of matters to a vote of Security Holders.

           a)  The annual meeting of Shareholders was held on October 7, 1996.

           b)  Directors elected on October 7, 1996:
                      Jack C. Maier                William A. Mauch
                      Barry S. Nussbaum            Jerry L. Ruyan

               Directors whose terms continued after the meeting:
                      Marvin G. Fields             Daniel W. Geeding
                      Blanche F. Maier             Craig F. Maier

           c)  The following matters were voted upon:

               1) Election of Directors

                           Name                  For
                           ----                  ---
                    Alfred M. Cohen               7,420
                    Jack C. Maier             6,703,435
                    William A. Mauch          5,180,163
                    Louis J. Ullman             294,380
                    Jerry L. Ruyan            6,695,902
                    Barry S. Nussbaum         6,695,902
                    Thomas W. Doan                  737
                    Arthur Engel                  1,879

               2) Management proposal to approve the appointment of Grant
                  Thornton LLP as independent auditors received the following votes:

                             For          Against            Abstain
                             ---          -------            -------
                          5,954,260       375,001            139,365

               3) Shareholder proposal to amend the Company's Code of
                  Regulations to eliminate the classified Board of Directors was defeated as it failed to achieve a majority of the outstanding shares entitled to vote. It received the following votes:

                             For          Against            Abstain
                             ---          -------            -------
                          3,407,520      3,038,071           27,740

               4) Shareholder proposal to amend the Company's Code of
                  Regulations to require that a majority of the Board of Directors and each committee of Directors be composed of non-management Directors was approved. It received the following votes:

                             For          Against            Abstain
                             ---          -------            -------
                           3,604,502      2,830,406           38,423

Item 6.  Exhibits and reports on Form 8-K.

           a)  Exhibits

               (3)    Articles of Incorporation and By-Laws

               (3)(a) Code of Regulations, as amended October 16, 1996

               (27)   Financial Data Schedule

           b)  Reports on Form 8-K.

               The Company did not file a report on Form 8-K during the sixteen weeks ended September 22, 1996.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FRISCH'S RESTAURANTS, INC.
                                           --------------------------
                                              (registrant)
DATE        November 4, 1996
            ----------------
            November 4, 1996
                                           BY       Donald H. Walker
                                             --------------------------------
                                                    Donald H. Walker
                                                Vice President - Finance and
                                                 Principal Financial Officer