Form 10-Q
period 1996-12-15
FRISCHS RESTAURANTS INC
filed 1997-01-29
CIK 39047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED December 15, 1996               COMMISSION FILE NUMBER 1-7323

                           FRISCH'S RESTAURANTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                             31-0523213
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

          2800 GILBERT AVENUE, CINCINNATI, OHIO                45206
-------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

    Registrant's telephone number, including area code     513-961-2660.
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

                                       YES   X      NO
                                          ------      ------

The total number of shares outstanding of the issuer's no par common stock, as of December 31, 1996 was:

                                    7,148,334


                                TABLE OF CONTENTS
                                                                              PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENT OF EARNINGS ........................3

                    CONSOLIDATED BALANCE SHEET ................................4 - 5

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ............6

                    CONSOLIDATED STATEMENT OF CASH FLOWS ......................7

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ................8 - 13


         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS ......................14

PART II - OTHER INFORMATION ..................................................15


                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                     Twenty-eight Weeks Ended            Twelve Weeks Ended
                                     ------------------------            ------------------
                                     December 15,    December 10,    December 15,   December 10,
                                         1996           1995              1996           1995
                                     -----------     -----------      -----------    -----------
REVENUE
Sales                                $90,507,996     $91,084,119     $39,223,735     $38,877,144
Other                                    829,059         787,226         383,542         328,222
                                     -----------     -----------     -----------     -----------
     Total revenue                    91,337,055      91,871,345      39,607,277      39,205,366

COSTS AND EXPENSES
Cost of sales
     Food and paper                   28,767,053      28,863,530      12,548,375      12,360,221
     Payroll and related              30,091,303      31,997,368      13,236,974      13,663,231
     Other operating costs            22,073,692      22,744,615       9,415,607       9,783,604
                                     -----------     -----------     -----------     -----------
                                      80,932,048      83,605,513      35,200,956      35,807,056
General and administrative             3,269,233       2,246,841       1,433,895         713,941
Advertising                            2,207,621       2,267,764         956,593         964,129
Interest                               1,263,686       1,293,394         564,165         559,882
                                     -----------     -----------     -----------     -----------
     Total costs and expenses         87,672,588      89,413,512      38,155,609      38,045,008
                                     -----------     -----------     -----------     -----------
     Earnings before income taxes      3,664,467       2,457,833       1,451,668       1,160,358

INCOME TAXES                           1,301,000         787,000         515,000         372,000
                                     -----------     -----------     -----------     -----------
     NET EARNINGS                    $ 2,363,467     $ 1,670,833     $   936,668     $   788,358
                                     ===========     ===========     ===========     ===========
Primary and fully diluted
  net earnings per share of
  common stock                       $       .33     $       .23     $       .13     $       .11
                                     ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                            ASSETS
                                                              December 15,          June 2,
                                                                1996                 1996
                                                             (unaudited)
                                                             ------------        ------------
CURRENT ASSETS
Cash                                                         $    420,594        $    134,944
Receivables
       Trade                                                    1,360,489           1,107,394
       Other                                                      391,043             963,347
Inventories                                                     4,299,462           3,725,755
Prepaid expenses and sundry deposits                            1,391,414           1,280,006
Prepaid and deferred income taxes                                 766,043           1,352,315
                                                             ------------        ------------
             Total current assets                               8,629,045           8,563,761

PROPERTY AND EQUIPMENT - AT COST
Land and improvements                                          26,145,737          24,712,017
Buildings                                                      58,311,110          54,871,830
Equipment and fixtures                                         56,072,338          53,876,413
Leasehold improvements and buildings on leased land            24,981,860          24,640,369
Capitalized leases                                              8,974,614           9,632,186
Construction in progress                                             --             2,393,653
                                                             ------------        ------------
                                                              174,485,659         170,126,468
       Less accumulated depreciation and amortization          74,627,598          70,886,768
                                                             ------------        ------------
             Net property and equipment                        99,858,061          99,239,700

OTHER ASSETS
Intangible assets                                                 758,823             761,017
Investments in land - at cost                                   2,009,406           2,001,135
Property held for sale                                          1,386,936           1,766,068
Net cash surrender value-life insurance policies                3,577,966           3,447,360
Deferred income taxes                                             551,072             551,072
Other                                                           2,008,135           2,065,728
                                                             ------------        ------------
             Total other assets                                10,292,338          10,592,380
                                                             ------------        ------------
                                                             $118,779,444        $118,395,841
                                                             ============        ============

The accompanying notes are an integral part of these statements.

                                       LIABILITIES

                                                                              December 15,          June 2,
                                                                                 1996                1996
                                                                              (unaudited)
                                                                              ------------        ------------
CURRENT LIABILITIES
Long-term obligations due within one year
       Long-term debt                                                         $  1,793,684        $  2,162,860
       Obligations under capitalized leases                                        441,171             467,706
       Self insurance                                                            1,769,766           1,862,957
Accounts payable                                                                 8,696,630           8,109,024
Accrued expenses                                                                 5,337,352           5,805,262
Income Taxes                                                                       315,183              50,161
                                                                              ------------        ------------
             Total current liabilities                                          18,353,786          18,457,970

LONG-TERM OBLIGATIONS
Long-term debt                                                                  20,825,000          20,098,890
Obligations under capitalized leases                                             5,935,488           6,229,351
Self insurance                                                                   4,693,445           5,879,111
Other                                                                            2,682,201           2,423,485
                                                                              ------------        ------------
             Total long term obligations                                        34,136,134          34,630,837

COMMITMENTS                                                                           --                  --

SHAREHOLDERS' EQUITY
Capital stock
       Preferred stock - authorized, 3,000,000 shares
             without par value; none issued                                           --                  --
       Common stock - authorized, 12,000,000 shares without par value;
             issued 7,362,279 and, 7,080,195 shares - stated value $1            7,362,279           7,080,195
Additional contributed capital                                                  60,427,514          56,794,272
                                                                              ------------        ------------
                                                                                67,789,793          63,874,467
Retained earnings                                                                2,038,452           4,860,713
                                                                              ------------        ------------
                                                                                69,828,245          68,735,180
Less cost of treasury stock (213,945 and 197,586 shares)                         3,538,721           3,428,146
                                                                              ------------        ------------
             Total shareholders' equity                                         66,289,524          65,307,034
                                                                              ------------        ------------
                                                                              $118,779,444        $118,395,841
                                                                              ============        ============

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
        TWENTY-EIGHT WEEKS ENDED DECEMBER 15, 1996 AND DECEMBER 10, 1995
                                  (UNAUDITED)

                                        Common stock
                                       at $1 per share-  Additional
                                          Shares and    contributed      Retained        Treasury
                                            amount        capital        Earnings         shares            Total
                                       ---------------  -----------      --------        --------       ---------
Balance at May 28, 1995                 $  6,808,939    $ 54,624,224   $  6,622,375    ($ 3,428,146)   $ 64,627,392

Net earnings for twenty-eight weeks               --              --      1,670,833              --       1,670,833

Dividends
     Cash-$.18 per share                          --              --     (1,217,142)             --      (1,217,142)
     Stock-4%                                271,256       2,170,048     (2,441,304)             --              --
                                        ------------    ------------   ------------    ------------    ------------
Balance at December 10, 1995               7,080,195      56,794,272      4,634,762      (3,428,146)     65,081,083

Net earnings for twenty-five weeks                --              --        638,906              --         638,906

Dividends
     Cash-$.06 per share                          --              --       (412,955)             --        (412,955)
                                        ------------    ------------   ------------    ------------    ------------

Balance at June 2, 1996                    7,080,195      56,794,272      4,860,713      (3,428,146)     65,307,034

Net earnings for twenty-eight weeks               --              --      2,363,467              --       2,363,467

Treasury shares acquired                          --              --             --        (110,575)       (110,575)

Dividends
     Cash - $.18 per share                        --              --     (1,270,402)             --      (1,270,402)
     Stock - 4%                              282,084       3,633,242     (3,915,326)             --              --
                                        ------------    ------------   ------------    ------------    ------------
Balance at December 15, 1996            $  7,362,279    $ 60,427,514   $  2,038,452     ($3,538,721)   $ 66,289,524
                                        ============    ============   ============     ===========    ============

The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
        TWENTY-EIGHT WEEKS ENDED DECEMBER 15, 1996 AND DECEMBER 10, 1995
                                   (UNAUDITED)

                                                                    1996                1995
                                                                 -----------         -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                       $ 2,363,467         $ 1,670,833
Adjustments to reconcile net income
     to net cash from operating activities:
     Depreciation and amortization                                 5,604,474           5,591,874
     Loss (gain) on disposition of assets                            332,363            (221,032)
     Changes in assets and liabilities:
        Decrease in receivables                                      319,209              57,390
        Increase in inventories                                     (573,707)           (255,194)
        Increase in prepaid  expenses and sundry deposits           (111,408)           (291,681)
        Decrease in prepaid and deferred income taxes                586,272             187,297
        Increase (decrease) in accounts payable                      143,117            (570,056)
        Decrease in accrued expenses                                (467,910)           (224,109)
        Increase in accrued income taxes                             265,022                --
        Decrease in other assets                                       8,934             120,631
        (Decrease) increase in self insured obligations           (1,278,857)          1,617,855
        Increase in other liabilities                                258,716              69,867
                                                                 -----------         -----------
            Net cash provided by operating activities              7,449,692           7,753,675

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Additions to property                                             (6,570,992)         (7,376,055)
Proceeds from disposition of property                                313,185           2,221,411
Increase in other assets                                             (85,118)           (482,060)
                                                                 -----------         -----------
            Net cash (used in) investing activities               (6,342,925)         (5,636,704)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings                                           1,500,000           4,000,000
Payment of long-term obligations                                  (1,384,629)         (4,439,821)
Cash dividends paid                                                 (825,913)           (794,275)
Treasury share transactions                                         (110,575)               --
                                                                 -----------         -----------
            Net cash (used in) financing activities                 (821,117)         (1,234,096)
                                                                 -----------         -----------
Net increase in cash and equivalents                                 285,650             882,875
Cash and equivalents at beginning of year                            134,944             219,650
                                                                 -----------         -----------
Cash and equivalents at end of second quarter                    $   420,594         $ 1,102,525
                                                                 ===========         ===========
Supplemental disclosures:
Stock dividends issued                                           $ 3,915,326         $ 2,441,304
Interest paid                                                      1,326,217           1,445,262
Income taxes paid                                                  1,086,251           1,091,871
Income tax refunds received                                          636,545             492,168
Dividends declared but not paid                                      444,489             422,867
Lease transaction capitalized                                           --               390,000

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

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at December 15, 1996 and June 2, 1996.

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

New Store Opening Costs
-----------------------

New store opening costs are capitalized and amortized over a one year period from the date each new store opened. Items capitalized include new employee training costs, the cost of an employee team to coordinate the opening and the cost of certain replacement items such as uniforms and china. Opening expense for the twenty-eight weeks was approximately $338,000 at December 15, 1996 and $782,000 at December 10, 1995.

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

NOTE B - LONG-TERM DEBT

                            December 15, 1996                 June 2, 1996
                          ----------------------         ---------------------
                           Payable      Payable          Payable     Payable
                           within        after            within      after
                          one year     one year          one year    one year
                          --------    ---------          --------    ---------
                                              (in thousands)
Revolving credit loan     $     -     $  13,000          $      -    $  11,500
Term loan                   1,500         7,625             1,625        8,375
Other                         294           200               538          224
                          -------     ---------          ---------   ---------
                          $ 1,794     $  20,825          $  2,163    $  20,099
                          =======     =========          =========   =========

The portion payable after one year matures as follows:

                                                           December 15,       June 2,
                                                               1996             1996
                                                            ---------        ---------
                                                                  (in thousands)
                                Period ending in 1998       $   1,700        $   1,724
                                                 1999          14,500            1,500
                                                 2000           1,500           13,000
                                                 2001           1,500            1,500
                                   Subsequent to 2001           1,625            2,375
                                                            ---------        ---------

                                                            $  20,825        $  20,099
                                                            =========        =========

The revolving credit loan is a $20,000,000 line of credit, $13,000,000 of which is outstanding at December 15, 1996. This credit loan matures on September 1, 1999, unless extended. Interest is payable quarterly determined by various indices, currently 6.63%. The term loan is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate up to a maximum of 7.5% through December 31, 1997. The rate for the final five years shall also be equal to the prime rate, not to exceed 8.5%.

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

Other debt includes industrial revenue bonds that were issued in 1978, payable in annual installments of $200,000 through 1998 which bear interest at 7.4%. Property and equipment having a book value at December 15, 1996 of $3,257,000 is pledged as collateral for the bonds.

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

An analysis of the leased property follows:

                                                           Asset balances at
                                                       -------------------------
                                                       Dec. 15,         June 2,
                                                         1996            1996
                                                      --------          -------
                                                            (in thousands)

           Restaurant facilities                      $  8,405          $  8,762
           Equipment                                       570               870
                                                      --------          --------
                                                         8,975             9,632
                Less accumulated amortization           (4,907)           (5,154)
                                                      --------          --------
                                                      $  4,068          $  4,478
                                                      =========         ========

Total rental expense of operating leases for the twenty-eight weeks was approximately $835,000 at December 15, 1996 and $867,000 at December 10, 1995.

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                         Capitalized           Operating
                  Period ending December 15,               leases                leases
                  --------------------------             -----------           ----------
                                                                    (in thousands)
                  1997                                     $1,113               $ 1,287
                  1998                                      1,051                 1,234
                  1999                                        993                 1,114
                  2000                                        906                   976
                  2001                                        832                   824
                  2002 to 2020                              6,532                 3,501
                                                           ------               -------
                      Total                                11,427               $ 8,936
                                                                                =======
                  Amount representing interest             (5,051)
                                                           ------
                  Present value of obligations              6,376
                  Portion due within one year                (441)
                                                           ------

                  Long-term obligations                    $5,935
                                                           ======


NOTE D - INCOME TAXES

The provision for income taxes in all periods has been computed based on management's estimate of the tax rate for the entire fiscal year.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - CAPITAL STOCK

Shareholders approved the 1993 Stock Option Plan on October 4, 1993. The plan authorizes the grant of stock options for up to 562,432 shares of the Common Stock of the Company for a ten year period beginning May 9, 1994. Shares may be optioned at not less than seventy-five percent of the fair market value on the date granted and may include stock appreciation rights. No options have been granted under the 1993 plan.

The 1984 Stock Option Plan expired on May 8, 1994. Outstanding options are exercisable within ten years from the date of grant. The exercise price is the fair market value as of the date granted.

The outstanding stock options for the 1984 plan follow:

                                                           ----------------------------------
                                                                      Option Price
                                                           ----------------------------------
                                         Shares               Per Share              Total
                                       ----------          ---------------      -------------
Chairman                                 85,394                $16.81           $1,435,473
President                               101,891            $14.38-$20.83         1,957,073
Other key employees                      77,528                $16.81            1,303,246

The Company also has reserved 58,492 shares for issuance under the Frisch's Executive Savings Plan. Shares reserved under these plans have been adjusted for stock dividends. There are no other outstanding options, warrants or rights.

NOTE F - PENSION PLANS

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at June 2, 1996 and May 2, 1995 (latest available data, in thousands):

                                                                                               1996             1995
                                                                                             --------         --------
Plan assets at fair market value, primarily marketable securities and insurance funds        $ 18,597         $ 16,451
Actuarial present value of benefit obligations:
       Vested benefits                                                                          9,895            8,300
       Non vested benefits                                                                        802              823
                                                                                             --------         --------
Accumulated benefit obligations                                                                10,697            9,123
Effect of projected future salary increases                                                     2,997            3,201
                                                                                             --------         --------
Projected benefit obligations                                                                  13,694           12,324
                                                                                             --------         --------
Plan assets in excess of projected benefit obligations (including approximately
       $369 at 1996 and $360 at 1995 withdrawable by participants upon demand)                  4,903            4,127
Unrecognized net gains                                                                         (4,349)          (3,259)
Unrecognized prior service cost                                                                   641              599
Unrecognized net transition (assets)                                                           (1,421)          (1,658)
                                                                                             --------         --------
Net accrued pension cost included in the balance sheet                                       $   (226)        $   (191)
                                                                                             ========         ========

Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                                     1996              1995
                                                                  ---------           -------
Expected long-term rate of return on plan assets                     8.50%              8.50%
Weighted average discount rate                                       7.25               7.25
Rate of increase in compensation levels                              5.50               5.50

Pension expense for the twenty-eight weeks ended December 15, 1996 and December 10, 1995 was $143,927 and $191,298, respectively.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - EARNINGS PER SHARE

Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period, which gives effect to stock options.

                                                                        Weighted average
                                                                          common shares
                                                                          (Primary and
                                                                         fully diluted)
                                                                         --------------
                  Quarter ending December 15, 1996                         7,149,240
                  Year-to date at December 15, 1996                        7,153,554

                  Quarter ending December 10, 1995                         7,156,789
                  Year-to date at December 10, 1995                        7,156,789

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Total revenue decreased $534,000 or .6% during the twenty-eight weeks ended December 15, 1996. However, record revenue of $39,607,000 was posted for the second quarter, rising $402,000 or 1.0% over last year. Last year's revenue included sales from the Company's former Hardee's operation for the twenty-eight week period and the second quarter of $2,160,000 and $824,000, respectively.

Big Boy same-store sales showed a modest increase in both the quarter and year-to-date results. Menu prices were increased approximately 2% and 1%, respectively, in the first and third quarters of fiscal 1996. An increase of roughly 3% was implemented early in the second quarter this year and a small increase is being planned for February 1997.

Other income increased 5.3% for the first half of the year, primarily due to an increase in franchise fee income.

At the end of the quarter, the Company operated 104 Big Boy restaurants and two Quality Hotels. The Company did not open or close any restaurants during the quarter.

For the first half of the year, cost of sales decreased $2,673,000 or 3.2%, as costs fell to 88.6% of revenue from 91% last year. Payroll and related expenses were favorably impacted in the first quarter as improved claims experience in the Company's self insurance programs allowed estimates for future obligations to be significantly lowered. The Company's withdrawal from the Ohio Workers' Compensation system at the beginning of the year also allowed the downward trend in payroll and related costs to continue in the second quarter. Other cost reductions reflected in both the year-to-date and second quarter include lower opening expenses, lower maintenance charges, and the savings from eliminating underperforming Big Boy and Hardee's restaurants. However, higher payroll expenses due to tight labor markets, particularly in Indianapolis and Columbus, continue to pressure restaurant margins. In addition, commodity prices continue to creep upward.

General and administrative expense for the twenty-eight week period was $1,022,000 or 45.5% higher than last year. Components of the increase include the cost of this year's proxy fight, advisory services to Big Boy licensees, a charge to lower the carrying cost of property held for sale, and gains recorded last year from the sale of real estate.

Interest expense decreased $30,000 or 2.3% year-to-date as borrowing has leveled-off and average interest rates on the revolving credit loan were slightly lower than last year.

The estimated annual income tax rate is 35.5% this year versus 32% last year, as this year's projected tax credits represent a lower percentage of pre-tax earnings.

Liquidity and Capital Resources
-------------------------------
Cash provided by operating activities was $7,450,000, generated principally from net income and depreciation.

Investing activities included $6,570,000 in property additions, a reduction of approximately $810,000 from last year. Capital spending consisted of $1,940,000 to complete the 1996 construction cycle, $2,880,000 to remodel existing operations, $900,000 to exercise purchase options on existing Big Boy restaurants, and $850,000 in routine equipment replacements and other capital costs. Proceeds of $310,000, principally from the sale of land, were also included in investing activities.

Financing activities included $1,500,000 of new debt. Scheduled long-term debt payments of $1,380,000 were made and the Company paid regular quarterly dividends to shareholders of over $825,000.

Because the Company intends to operate within cash flow and prepay long-term debt when cash flow permits, current plans do not call for any new Big Boy restaurant construction in fiscal 1997. Hotel renovations and Big Boy remodelings will continue as scheduled. Installation of the Company's point of sale system is expected to begin before the end of fiscal 1997, requiring a capital outlay of $30,000 to $35,000 per restaurant.

PART II - OTHER INFORMATION
---------------------------

Items 1, 2, 3, 4, and 5, the answers to which are either "none" or "not applicable", are omitted.

Item 6.  Exhibits and reports on Form 8-K.

           a)  Exhibits

               (3)(a) Code of Regulations

               (3)(b) Amendments to Regulations adopted October 1, 1984

               (3)(c) Amendments to Regulations adopted October 24, 1996

               (27)   Financial Data Schedule

           b)  Reports on Form 8-K.
               The Company did not file a report on Form 8-K during the twenty-eight weeks ended December 15, 1996.

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

                                         FRISCH'S RESTAURANTS, INC.
                                         --------------------------
                                              (registrant)

DATE        January 29, 1996
            ----------------
            January 29, 1996

                                         BY       Donald H. Walker
                                           -----------------------------
                                                  Donald H. Walker
                                           Vice President - Finance and
                                           Principal Financial Officer