Form 10-Q
period 1997-03-09
FRISCHS RESTAURANTS INC
filed 1997-04-22
CIK 39047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED March 9, 1997                   COMMISSION FILE NUMBER 1-7323

                           FRISCH'S RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                              31-0523213
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

         2800 GILBERT AVENUE, CINCINNATI, OHIO                  45206
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

  Registrant's telephone number, including area code          513-961-2660.
                                                              ------------

                                 Not Applicable
   -------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES X  NO
                                              ---   ----

The total number of shares outstanding of the issuer's no par common stock, as of March 31, 1997 was:

                                    7,148,334

                               TABLE OF CONTENTS
                                                                                 PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENT OF EARNINGS                           3

                    CONSOLIDATED BALANCE SHEET                                   4 - 5

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY               6

                    CONSOLIDATED STATEMENT OF CASH FLOWS                         7

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   8 - 13


         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                         14 - 15


PART II - OTHER INFORMATION                                                     15

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                     Forty Weeks Ended            Twelve Weeks Ended
                                                ---------------------------   ---------------------------
                                                  March 9,        March 3,      March 9,       March 3,
                                                    1997           1996           1997           1996
                                                ------------   ------------   ------------   ------------
REVENUE
Sales                                           $126,147,004   $124,795,224   $ 35,639,008   $ 33,711,105
Other                                              1,116,901      1,071,510        287,842        284,284
                                                ------------   ------------   ------------   ------------
         Total revenue                           127,263,905    125,866,734     35,926,850     33,995,389

COSTS AND EXPENSES
Cost of sales
         Food and paper                           40,024,735     39,993,957     11,257,682     11,130,427
         Payroll and related                      42,388,536     44,359,358     12,297,233     12,361,990
         Other operating costs                    31,475,315     31,908,097      9,401,623      9,163,482
                                                ------------   ------------   ------------   ------------
                                                 113,888,586    116,261,412     32,956,538     32,655,899
General and administrative                         4,502,138      2,924,195      1,232,905        677,354
Advertising                                        3,062,286      3,089,400        854,665        821,636
Interest                                           1,832,527      1,840,173        568,841        546,779
                                                ------------   ------------   ------------   ------------
         Total costs and expenses                123,285,537    124,115,180     35,612,949     34,701,668
                                                ------------   ------------   ------------   ------------
         Earnings (loss) before income taxes       3,978,368      1,751,554        313,901       (706,279)

INCOME TAXES                                       1,412,000        525,000        111,000       (262,000)
                                                ------------   ------------   ------------   ------------
         NET EARNINGS (LOSS)                    $  2,566,368   $  1,226,554   $    202,901   ($   444,279)
                                                ============   ============   ============   ============

Primary and fully diluted net earnings (loss)
         per share of common stock              $       0.36   $       0.17   $       0.03   ($      0.06)
                                                ============   ============   ============   ============

The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                     March 9,
                                                                       1997          June 2,
                                                                    (unaudited)       1996
                                                                   ------------   ------------
CURRENT ASSETS
Cash                                                               $    941,981   $    134,944
Receivables
         Trade                                                        1,229,686      1,107,394
         Other                                                          229,422        963,347
Inventories                                                           3,998,352      3,725,755
Prepaid expenses and sundry deposits                                  1,550,530      1,280,006
Prepaid and deferred income taxes                                       767,004      1,352,315
                                                                   ------------   ------------
                Total current assets                                  8,716,975      8,563,761

PROPERTY AND EQUIPMENT - AT COST
Land and improvements                                                25,674,547     24,712,017
Buildings                                                            58,073,452     54,871,830
Equipment and fixtures                                               56,250,606     53,876,413
Leasehold improvements and buildings on leased land                  25,387,143     24,640,369
Capitalized leases                                                    9,096,008      9,632,186
Construction in progress                                                     --      2,393,653
                                                                   ------------   ------------
                                                                    174,481,756    170,126,468
         Less accumulated depreciation and amortization              75,993,066     70,886,768
                                                                   ------------   ------------
                Net property and equipment                           98,488,690     99,239,700

OTHER ASSETS
Intangible assets                                                       757,883        761,017
Investments in land - at cost                                         2,188,416      2,001,135
Property held for sale                                                2,167,958      1,766,068
Net cash surrender value-life insurance policies                      3,579,040      3,447,360
Deferred income taxes                                                   551,072        551,072
Other                                                                 2,031,363      2,065,728
                                                                   ------------   ------------
                Total other assets                                   11,275,732     10,592,380
                                                                   ------------   ------------
                                                                   $118,481,397   $118,395,841
                                                                   ============   ============

The accompanying notes are an integral part of these statements

                                   LIABILITIES

                                                                              March 9,
                                                                               1997          June 2,
                                                                            (unaudited)       1996
                                                                           ------------   ------------
CURRENT LIABILITIES
Long-term obligations due within one year
         Long-term debt                                                    $  1,759,135   $  2,162,860
         Obligations under capitalized leases                                   471,219        467,706
         Self insurance                                                       2,250,738      1,862,957
Accounts payable                                                              7,060,115      8,109,024
Accrued expenses                                                              5,793,272      5,805,262
Income Taxes                                                                         --         50,161
                                                                           ------------   ------------
                Total current liabilities                                    17,334,479     18,457,970

LONG-TERM OBLIGATIONS
Long-term debt                                                               21,950,000     20,098,890
Obligations under capitalized leases                                          6,173,991      6,229,351
Self insurance                                                                3,884,835      5,879,111
Other                                                                         2,645,667      2,423,485
                                                                           ------------   ------------
                Total long term obligations                                  34,654,493     34,630,837
COMMITMENTS                                                                          --             --

SHAREHOLDERS' EQUITY
Capital stock
         Preferred stock - authorized, 3,000,000 shares
                without par value; none issued                                       --             --
         Common stock - authorized, 12,000,000 shares without par value;
                issued 7,362,279 and, 7,080,195 shares - stated value $1      7,362,279      7,080,195
Additional contributed capital                                               60,427,514     56,794,272
                                                                           ------------   ------------
                                                                             67,789,793     63,874,467
Retained earnings                                                             2,241,353      4,860,713
                                                                           ------------   ------------
                                                                             70,031,146     68,735,180
Less cost of treasury stock (213,945 and 197,586 shares)                      3,538,721      3,428,146
                                                                           ------------   ------------
                Total shareholders' equity                                   66,492,425     65,307,034
                                                                           ------------   ------------
                                                                           $118,481,397   $118,395,841
                                                                           ============   ============

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FORTY WEEKS ENDED MARCH 9, 1997 AND MARCH 3, 1996
                                   (UNAUDITED)

                                Common stock
                               at $1 per share-  Additional
                                  Shares and     contributed      Retained       Treasury
                                     amount        capital        earnings         shares           Total
                               ----------------  ------------   ------------    ------------    ------------
Balance at May 28, 1995           $  6,808,939   $ 54,624,224   $  6,622,375    ($ 3,428,146)   $ 64,627,392

Net earnings for forty weeks                --             --      1,226,554              --       1,226,554

Dividends
     Cash - $.18 per share                  --             --     (1,217,141)             --      (1,217,141)
     Stock - 4%                        271,256      2,170,048     (2,441,304)             --              --
                                  ------------   ------------   ------------    ------------    ------------
Balance at March 3, 1996             7,080,195     56,794,272      4,190,484      (3,428,146)     64,636,805

Net earnings for thirteen weeks             --             --      1,083,185              --       1,083,185

Dividends
     Cash - $.06 per share                  --             --       (412,956)             --        (412,956)
                                  ------------   ------------   ------------    ------------    ------------

Balance at June 2, 1996              7,080,195     56,794,272      4,860,713      (3,428,146)     65,307,034

Net earnings for forty weeks                --             --      2,566,368              --       2,566,368

Treasury shares acquired                    --             --             --        (110,575)       (110,575)

Dividends
     Cash - $.18 per share                  --             --     (1,270,402)             --      (1,270,402)
     Stock - 4%                        282,084      3,633,242     (3,915,326)             --              --
                                  ------------   ------------   ------------    ------------    ------------
Balance at March 9, 1997          $  7,362,279   $ 60,427,514   $  2,241,353    ($ 3,538,721)   $ 66,492,425
                                  ============   ============   ============    ============    ============


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FORTY WEEKS ENDED MARCH 9, 1997 AND MARCH 3, 1996
                                   (UNAUDITED)

                                                                           1997            1996
                                                                       ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                             $  2,566,368    $  1,226,554
Adjustments to reconcile net income
     to net cash from operating activities:
     Depreciation and amortization                                        8,108,763       7,967,773
     Loss (gain) on disposition of assets                                   414,699        (966,721)
     Changes in assets and liabilities:
        Decrease (increase) in receivables                                  611,633         (20,764)
        Increase in inventories                                            (272,597)        (98,814)
        (Increase) decrease in prepaid  expenses and sundry deposits       (270,524)         47,122
        Decrease (increase) in prepaid and deferred income taxes            585,311      (1,077,705)
        Decrease in accounts payable                                     (1,048,909)       (240,072)
        Decrease in accrued expenses                                        (11,990)       (388,880)
        Decrease in accrued income taxes                                    (50,161)             --
        (Increase) decrease in other assets                                 (13,173)         39,941
        (Decrease) increase in self insured obligations                  (1,606,495)      1,168,175
        Increase in other liabilities                                       222,182         157,484
                                                                       ------------    ------------
            Net cash provided by operating activities                     9,235,107       7,814,093

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Additions to property                                                    (8,478,362)    (11,172,160)
Proceeds from disposition of property                                       452,815       3,900,455
Increase in other assets                                                    (88,672)       (510,418)
                                                                       ------------    ------------
            Net cash (used in) investing activities                      (8,114,219)     (7,782,123)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings                                                  3,000,000       8,000,000
Payment of long-term obligations                                         (1,932,874)     (6,514,007)
Cash dividends paid                                                      (1,270,402)     (1,217,141)
Treasury share transactions                                                (110,575)             --
                                                                       ------------    ------------
            Net cash (used in) provided by financing activities            (313,851)        268,852
                                                                       ------------    ------------
Net increase in cash and equivalents                                        807,037         300,822
Cash and equivalents at beginning of year                                   134,944         219,650
                                                                       ------------    ------------
Cash and equivalents at end of third quarter                           $    941,981    $    520,472
                                                                       ============    ============
Supplemental disclosures:
Stock dividends issued                                                 $  3,915,326    $  2,441,304
Interest paid                                                             1,894,992       2,035,227
Income taxes paid                                                         1,513,395       2,094,873
Income tax refunds received                                                 636,545         492,168
Lease transaction capitalized                                               407,247         390,000


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

RECEIVABLES
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at March 9, 1997 and June 2, 1996.

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

Net cash surrender value of life insurance policies includes the cash values of two policies written by a life insurance company that has been under an order of rehabilitation since August, 1994. As expected, an assumption reinsurance agreement has been reached with a creditworthy carrier that fully preserves cash values and which contains rights and benefits comparable with the original policies. Restraints on policy loans, surrenders and reductions in face amounts, which were imposed by the order of rehabilitation, will remain in effect until the agreement is closed. The closing, which is subject to court and regulatory approval, is anticipated during the fourth quarter of calendar 1997.

NEW STORE OPENING COSTS
-----------------------

New store opening costs are capitalized and amortized over a one year period from the date each new store opened. Items capitalized include new employee training costs, the cost of an employee team to coordinate the opening and the cost of certain replacement items such as uniforms and china. Opening expense for the forty weeks was $466,000 at March 9, 1997 and $1,045,000 at March 3, 1996.

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

INVESTMENT IN SPORTS FRANCHISE
------------------------------

The Company's limited partnership investment in the Cincinnati Reds is carried at cost. Income distributions are recorded in earnings when received. No distributions were received in 1997 or 1996.

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

NOTE B - LONG-TERM DEBT

                                                 March 9, 1997                  June 2, 1996
                                            ---------------------          ---------------------
                                             Payable    Payable            Payable      Payable
                                             within       after             within       after
                                            one year    one year           one year     one year
                                            --------    --------           --------     --------
                                                                (in thousands)
Revolving credit loan                       $     -     $  14,500          $      -    $  11,500
Term loan                                     1,500         7,250             1,625        8,375
Other                                           259           200               538          224
                                            -------     ---------          --------    ---------
                                            $ 1,759     $  21,950          $  2,163    $  20,099
                                            =======     =========          ========    =========

The portion payable after one year matures as follows:

                                                             March 9,           June 2,
                                                               1997              1996
                                                            ---------        ---------
                                                                  (in thousands)
                                Period ending in 1998       $       -        $   1,724
                                                 1999           1,700            1,500
                                                 2000          16,000           13,000
                                                 2001           1,500            1,500
                                                 2002           1,500            1,500
                                   Subsequent to 2002           1,250              875
                                                            ---------        ---------
                                                            $  21,950        $  20,099
                                                            =========        =========

The revolving credit loan is a $20,000,000 line of credit, $14,500,000 of which is outstanding at March 9, 1997. This credit loan matures on September 1, 1999, unless extended. Interest is payable quarterly determined by various indices, currently 6.41%. The term loan is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate up to a maximum of 7.5% through December 31, 1997. The rate for the final five years shall also be equal to the prime rate, not to exceed 8.5%.

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

Other debt includes industrial revenue bonds that were issued in 1978, payable in annual installments of $200,000 through 1998 which bear interest at 7.4%. Property and equipment having a book value at March 9, 1997 of $3,140,000 is pledged as collateral for the bonds.

NOTE C - LEASED PROPERTY

The Company has capitalized the leased property of 50% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2004. The Company also occupies office space under an operating lease which expires during 2003.

An analysis of the leased property follows:

                                                           Asset balances at
                                                      --------------------------
                                                      March 9,           June 2,
                                                         1997            1996
                                                      --------          --------
                                                            (in thousands)
           Restaurant facilities                      $  8,119          $  8,762
           Equipment                                       977               870
                                                      --------          --------
                                                         9,096             9,632
                Less accumulated amortization           (4,783)           (5,154)
                                                      --------          --------
                                                      $  4,313          $  4,478
                                                      ========          ========

Total rental expense of operating leases for the forty weeks was $1,136,000 at March 9, 1997 and $1,222,000 at March 3, 1996.

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                        Capitalized          Operating
                  Period ending March 9,                  leases              leases
                  ----------------------                  ------              ------
                                                                (in thousands)

                  1998                                    $ 1,160             $ 1,287
                  1999                                      1,102               1,207
                  2000                                      1,046               1,095
                  2001                                        951                 969
                  2002                                        893                 755
                  2003 to 2020                              6,497               3,334
                                                          -------             -------
                      Total                                11,649             $ 8,647
                                                                              =======
                  Amount representing interest             (5,004)
                                                          -------
                  Present value of obligations              6,645
                  Portion due within one year                (471)
                                                          -------
                  Long-term obligations                   $ 6,174
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

The outstanding stock options for the 1984 plan follow:

                                                                     Option Price
                                                          -------------------------------------
                                         Shares              Per Share             Total
                                     --------------       ---------------     -----------------
Chairman                                 85,394                $16.81           $1,435,473
President                               101,891            $14.38-$20.83         1,957,073
Other key employees                      72,550                $16.81            1,291,566

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

NOTE F - PENSION PLANS

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at June 2, 1996 and May 2, 1995 (latest available data, in thousands):

                                                                                        1996         1995
                                                                                       -------      -------
Plan assets at fair market value, primarily marketable securities and insurance funds  $18,597      $16,451
                                                                                       -------      -------
Actuarial present value of benefit obligations:
       Vested benefits                                                                   9,895        8,300
       Non vested benefits                                                                 802          823
                                                                                       -------      -------
Accumulated benefit obligations                                                         10,697        9,123
Effect of projected future salary increases                                              2,997        3,201
                                                                                       -------      -------
Projected benefit obligations                                                           13,694       12,324
                                                                                       -------      -------
Plan assets in excess of projected benefit obligations (including approximately
       $369 at 1996 and $360 at 1995 withdrawable by participants upon demand)           4,903        4,127
Unrecognized net gains                                                                  (4,349)      (3,259)
Unrecognized prior service cost                                                            641          599
Unrecognized net transition (assets)                                                    (1,421)      (1,658)
                                                                                       -------      -------
Net accrued pension cost included in the balance sheet                                 $  (226)     $  (191)
                                                                                       =======      =======


Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                                     1996               1995
                                                                     ----               ----
Expected long-term rate of return on plan assets                     8.50%              8.50%
Weighted average discount rate                                       7.25               7.25
Rate of increase in compensation levels                              5.50               5.50

Pension expense for the forty weeks ended March 9, 1997 and March 3, 1996 was $248,000 and $281,000, respectively.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - EARNINGS PER SHARE

Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period, which gives effect to stock options.

                                                                        Weighted average
                                                                          common shares
                                                                          (Primary and
                                                                         fully diluted)
                                                                         --------------
                  Quarter ending March 9, 1997                             7,148,334
                  Year-to date at March 9, 1997                            7,151,988

                  Quarter ending March 3, 1996                             7,156,789
                  Year-to date at March 3, 1996                            7,156,789

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Total revenue reached a record level during the forty weeks ended March 9, 1997, rising $1,397,000 or 1.1% above last year. Revenue for the third quarter was also a record, reaching $35,927,000 or 5.7% higher than the previous year. Last year's revenue included sales of $3,283,000 for the forty week period from the Company's former Hardee's restaurants and two older Big Boy restaurants that were closed at the end of fiscal 1996. At the end of the quarter, the Company operated 103 Big Boy restaurants and two Quality Hotels. One underperforming Big Boy restaurant was closed during the quarter.

Big Boy same-store sales improved significantly in the quarter, fueled by mild winter weather in the Company's markets and a 2% menu price increase that was implemented during February. On a year-to-date basis, there was a moderate increase in Big Boy same store sales. Menu prices were increased roughly 3% early in the second quarter this year and approximately 2% and 1%, respectively, in the first and third quarters of fiscal 1996.

Other income advanced 4.2% during the forty weeks, principally from higher franchise fee income.

Cost of sales decreased $2,373,000 or 2% for the forty week period, as costs fell to 89.5% of revenue from 92.4% a year ago. Payroll and related expenses were significantly impacted in the first quarter by favorable claims experience in the Company's self insurance programs that allowed major reductions to be made in estimates for future self insured obligations. In addition, the Company's withdrawal from the Ohio Workers' Compensation system at the beginning of the year, which was achieved by our long-term emphasis on safety, has provided the continuing decline in payroll and related costs through the third quarter. Other cost reductions reflected in both the year-to-date and third quarter include lower opening expenses, lower maintenance costs, and the savings that resulted from eliminating underperforming Big Boy and Hardee's restaurants. These cost saving measures offset the effects of tight labor market conditions, particularly in Indianapolis and Columbus, which continued to put pressure on payroll costs. Although food and paper costs improved during the quarter, creeping commodity prices continue to be a concern.

Other operating costs included a credit of $480,000 from the gain on the sale of the Hardee's division in the third quarter last year. There have been no significant real estate gains or losses posted to other operating expense this year. However, the first quarter this year included a $485,000 charge associated with the writeoff of future occupancy costs of certain leased property.

For the quarter, costs of sales fell to 91.7% of revenue from 96.1% in the comparable period last year. As a percentage of revenue, these costs are typically higher during the low-volume winter months.

General and administrative expense for the forty weeks was $1,579,000 or 54% higher than last year, and was $556,000 or 82.1% higher for the quarter than a year ago. The increase includes the cost of this year's proxy fight, advisory services rendered to Big Boy licensees, a charge to lower the carrying cost of property held for sale, and gains recorded last year of $771,000 from the sale of non-operating real estate, including $358,000 in the twelve week period ended March 3, 1996. There have been no real estate gains or losses posted to general and administrative expense this year.

Interest expense decreased slightly for the year. However, seasonal borrowing caused interest to rise 4% for the quarter. Average interest rates on the revolving credit loan have been slightly lower than last year.

The estimated annual income tax rate is 35.5% this year versus 30% last year. Projected tax-credits represent a much lower percentage of expected pre-tax earnings this year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities was $9,240,000, generated principally from net income and depreciation.

Investing activities included $8,480,000 in property additions, a reduction of $2,690,000 from last year. Capital spending consisted of $1,940,000 to complete the 1996 construction cycle, $4,270,000 to remodel Big Boy restaurants and to renovate hotel operations, $900,000 to exercise purchase options on existing Big Boy locations, $220,000 on the new point of sale system and $1,150,000 in routine equipment replacements and other capital costs. Proceeds of $450,000, principally from the sale of land, were also included in investing activities.

Financing activities included $3,000,000 in new debt. Scheduled long-term debt payments of $1,930,000 were made and the Company paid regular quarterly dividends to shareholders of $1,270,000.

Shortly after the quarter ended, the Company sold its farm operation and an underperforming Big Boy restaurant that closed during the quarter. Proceeds of $2,220,000 from these transactions allowed the Company to reduce its revolving line of credit by $2,500,000. Gains from these transactions will be reported in the final quarter of the year.

Current plans do not call for any new Big Boy restaurant construction for the remainder of 1997. Hotel renovations and Big Boy remodelings will continue as scheduled, requiring a capital outlay of approximately $1,100,000 during the fourth quarter. Installation of the Company's point of sale system is expected to begin by June 1, 1997. The capital cost will be $30,000 to $35,000 per Big Boy restaurant.

SAFE HARBOR STATEMENT
---------------------

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that are not historical facts are forward-looking statements as that item is defined in the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Such risks and uncertainties include, among others, the following: estimates used in preparing financial statements; seasonal weather conditions, particularly in the third quarter; intense competition; changes in business strategy and development plans; consumer perceptions of value, food quality and food safety; changing demographics and consumer preferences; changes in the supply and cost of food and labor; the effects of inflation and variable interest rates; legal claims; and changes in governmental regulations regarding the environment and changes in tax laws. The Company undertakes no obligation to update the forward-looking statements that may be contained in this MD&A.

PART II - OTHER INFORMATION
---------------------------

Items 1, 2, 3, 4, and 5, the answers to which are either "none" or "not applicable", are omitted.

Item 6.  Exhibits and reports on Form 8-K.

           a)  Exhibits
               (27)   Financial Data Schedule

           b)  Reports on Form 8-K.
               The Company did not file a report on Form 8-K during the forty weeks ended March 9, 1997.

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

                                              FRISCH'S RESTAURANTS, INC.
                                              --------------------------
                                                      (registrant)

DATE         April 22, 1997
    -----------------------------
             April 22, 1997

                                              BY  /s/ DONALD H. WALKER
                                                  ------------------------
                                                       Donald H. Walker
                                                  Vice President - Finance and
                                                  Principal Financial Officer