Form 10-K405
period 1997-06-01
FRISCHS RESTAURANTS INC
filed 1997-09-02
CIK 39047

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 1, 1997

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                ON WHICH REGISTERED
     -------------------                                -------------------

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

    AS OF AUGUST 19, 1997, 6,005,368 COMMON SHARES WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE AUGUST 19, 1997 CLOSING PRICE OF THESE SHARES ON THE AMERICAN STOCK EXCHANGE) OF FRISCH'S RESTAURANTS, INC. HELD BY NONAFFILIATES WAS APPROXIMATELY $57.4 MILLION.

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

Operations in the food service industry are vertically integrated, and include the manufacture and distribution of food products and supplies to the Company's restaurants and to licensees for resale to the general public. Fees are charged to licensees for use of trademarks and trade names and for advertising services based principally on percentages of sales. Operations in the lodging industry consist of two high-rise hotels located in greater Cincinnati, under the name "Quality Hotel"; one containing 147 guest rooms, banquet facilities for 400, a restaurant and cocktail lounge; the other having 236 guest rooms, banquet facilities for 700, and two restaurants with cocktail lounges.

Prior to 1997, operations in the food service industry constituted a dominant segment in accordance with Statement of Financial Accounting Standards No. 14, "Financial Reporting Segments of a Business Enterprise." Financial information by industry segment as of and for the three fiscal years in the period ended June 1, 1997 appears in Note H - Information About The Company's Operations in Different Industries - to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The Company operates or licenses others to operate family restaurants, most of which have "drive-thru" service, located in Ohio, Kentucky and Indiana which use the tradename "Big Boy". The Company also has the right to operate or license others to operate Big Boy family restaurants in Florida, Texas, Oklahoma, portions of Kansas, the unfranchised areas of Tennessee and Georgia and, under certain circumstances, in prescribed areas of states adjacent to Tennessee and Georgia. During the fourth quarter of fiscal year 1997, the Company decided to close fifteen underperforming Big Boy restaurants, reducing the number currently operating to 88. Additionally, 39 Big Boy restaurants are operated by licensees. The following tabulation sets forth restaurant openings and closings for both operated and licensed restaurants for the five years ended June 1, 1997:

                                                                   Year ended
                                          5/30/93       5/29/94      5/28/95      6/2/96       6/1/97
                                          -------       -------      -------      ------       ------
Operated Restaurants
   Big Boy
     Opened                                  13            9            9            4            3
     Replaced by new units                   (2)           -           (1)          (1)          (2)
     Closed                                  (9)          (2)          (1)          (3)        *(16)
                                          ------       ------        -----        -----        ----

     Total Big Boy                           89           96          103          103           88

Hardee's
     Opened                                   -            -            -            -            -
     Closed                                   -           (2)           -           (6)           -

     Total Hardee's                           8            6            6            0            0
                                          ------       ------        -----        -----        ----


Total Operated Restaurants                   97          102          109          103           88
                                          ======       ======        =====        =====        ====

*15 of these restaurants were closed on June 10, 1997.

Licensed Restaurants
   Big Boy
     Opened                                   1            -            -            -            2
     Closed                                 (11)          (4)         (13)         (12)          (5)
                                          ------       ------        -----        -----        ----

Total Licensed Big Boy                       71           67           54           42           39
                                          ======       ======        =====        =====        ====


The following tabulation sets forth the range and average floor space and the range and average seating capacity for Big Boy restaurants operated by the Company (similar information for licensed restaurants is not available):

                    Floor space - Sq. Ft.                                     Seating capacity
              ----------------------------------                   ----------------------------------
                      Range                                                Range
              ---------------------                                ---------------------      -------
              Smallest      Largest      Average                   Smallest      Largest      Average
              --------      -------      -------                   --------      -------      -------
                3578         6820         5598                        105          200          156

Big Boy restaurants are family restaurants which the Company operates under the name of "Frisch's". Some of the licensed Big Boy restaurants do not use the name "Frisch's". Menus are generally standardized with a wide variety of items at moderate prices, featuring the "Big Boy" double-deck hamburger sandwich and other sandwiches, pasta, chicken and seafood dinners, desserts and other items. In addition, a full breakfast menu is offered, and most of the restaurants also contain breakfast bars, soup and salad bars and drive-thru service. The Company's customers have not shown any significant preference for highly nutritional, low fat foods, although such items are available on the menu and salad bars. Older restaurants are located in suburban or urban neighborhoods which cater to local trade rather than highway travel. Restaurants opened in recent years have generally been located near expressways.

The agreements with licensees are not uniform, but most of the licenses for individual restaurants are covered by agreements containing the following provisions:

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

To service its owned and certain licensed restaurants, the Company operates a commissary at Cincinnati, Ohio, where it prepares foods, and stocks foods, forms, paper products and other supplies. Certain companies in the foodservice industry operate commissaries, while others purchase from outside sources. Sixteen of the licensed restaurants (41%) currently purchase items from the commissary. Big Boy restaurants licensed in northern Indiana and northwestern Ohio do not buy food and supplies from the Company.

The Company also provides bookkeeping and payroll services to its owned and some of its licensed restaurants. Eight of the licensed restaurants (21%) currently purchase these services from the Company.

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

The Company's working capital practices are incorporated herein by reference to Management's Discussion and Analysis in Part II, Item 7 of this Form 10-K, under the caption "Liquidity and Capital Resources."

The Company does not believe that various federal, state and local environmental regulations will have any material impact upon its capital expenditures, earnings or competitive position.

After closing fifteen underperforming Big Boy restaurants, the Company and its subsidiaries employed approximately 5,400 persons, approximately 3,450 of whom were full-time and 1,950 were part-time.

Item 2. - Properties
--------------------

The Company owns the building which houses its commissary in Cincinnati, Ohio. The area of this building is approximately 79,000 square feet. The facility operates one shift daily so that additional productive capacity is available when needed. It is suitable and adequate to supply Company restaurants and franchise needs in all of the Company's market areas for the forseeable future. The Company also maintains administrative office space in Cincinnati, approximating 49,000 square feet, under a lease expiring December 31, 2002, with a renewal option available through December 31, 2012.

It is the Company's policy to own its restaurant locations whenever possible. Of the 88 Big Boy restaurants currently operated by the Company in Ohio, Kentucky and Indiana, fifty-eight (58) locations are owned and thirty (30) locations are leased. The leases generally provide for prime terms of fifteen (15) or twenty
(20) years with options aggregating ten (10) or fifteen (15) years.

During the next five years, leases for restaurant facilities will expire as follows:

                  Fiscal year ending in           Number of leases expiring
                  ---------------------           -------------------------
                            1998                              3
                            1999                              2
                            2000                              4
                            2001                              4
                            2002                              2

All but one of the above fifteen leases have options to renew for from 5 to 20 years, and/or favorable purchase options.

The Company has assigned or sub-let certain leases of closed restaurants with average annual obligations approximating $260,000 over the next five years. In the event of default by assignees or sub-lessees, the Company generally retains the right to re-assign or sub-let the properties.

The Company owns and operates two hotels in greater Cincinnati, one of which is located on land that is leased through April 30, 2020, with renewal options aggregating 50 years. The Company has the option to purchase this land at any time during the current term or any renewal thereof.

The furniture, fixtures and equipment used in the operation of the business are owned by the Company.

Mortgages totaling approximately $225,000 encumber the commissary in Cincinnati, Ohio, one restaurant location, office equipment and commissary production equipment.

The Company owns a one-fifteenth limited partner's interest in the Cincinnati Reds professional baseball team. The Company has committed to actively try to sell this asset to repay borrowings under a loan agreement dated July 9, 1997, and has pledged the after-tax sale proceeds as collateral for the loan. See Exhibit (10) (l) of this Form 10-K.

The fifteen Big Boy restaurants that the Company decided to close during the fourth quarter of fiscal year 1997 are listed for sale with a broker, and are carried at a net realizable value of approximately $12,140,000 on the Company's balance sheet under the caption "Property held for sale." In addition, continuing lease payments of approximately $100,000 per year must be paid on one of the closed restaurants, a site that was never developed and office space in Indianapolis. The Company expects to dispose of these properties and leases within the next twelve to eighteen months. These restaurant properties have been pledged as collateral under a loan agreement dated July 9, 1997 (see Exhibit
(10) (l) of this Form 10-K) and the Company is required to immediately apply the after-tax sale proceeds against the outstanding indebtedness.

Certain surplus land and two older former restaurant locations are also currently held for sale.

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

Executive Officers of the Registrant
------------------------------------

The executive officers are chosen at the annual meeting of the Board of Directors for a term of one year and until their successors are chosen and qualified. Each of the executive officers listed below has been continuously employed by the Company for at least the past five years:

                                                                                                     Present
                                                                                                     Office
                                                                                                      Held
                                                                                                      Since
                                                                                                      -----
    Name                            Age
    ----                            ---
Jack C. Maier                        72              Chairman of the Board                            1970
Craig F. Maier                       47              President and Chief Executive Officer            1989
Marvin G. Fields                     62              Senior Vice President - Operations               1971
Donald H. Walker                     51              Vice President - Finance, Treasurer              1996
W. Gary King                         60              Secretary - Counsel                              1996


                                     PART II
                                     -------
                               (Items 5 through 9)
                               -------------------

Item 5. - Market for the Registrant's Common Equity and Related Stockholder
-------   -----------------------------------------------------------------
          Matters
          -------

                         Year Ended June 1, 1997                 Year Ended June 2, 1996
                   ------------------------------------    -------------------------------------
                        Stock Prices                             Stock Prices
                   ----------------------    Dividend      ------------------------   Dividend
                     High         Low        per share        High         Low        per share
                   ----------  ----------   -----------    -----------  -----------  -----------
1st Quarter         15          11 1/8          6(cent)      10 1/4       8 5/8          6(cent)
2nd Quarter         15 1/4      12 1/2          6(cent)      10 3/4       8 5/8          6(cent)
3rd Quarter         16          13 1/4          6(cent)      10 1/8       7 11/16        6(cent)
4th Quarter         15 1/2      13 5/8          6(cent)      11 7/8       8 1/4          6(cent)

In addition to cash dividends above, a 4% stock dividend was paid in 1997 and 1996. There are approximately 3,000 shareholders of record. The Company's common stock is traded on the American Stock Exchange under the symbol FRS.

Through July 10, 1997, the Company has paid 146 consecutive quarterly dividends during its thirty-six year history as a public company. The Company has also paid twenty-six stock dividends since 1970, which has resulted in increased dividend payouts in every year since 1975.

Item 6. - Selected Financial Data
---------------------------------

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                              SUMMARY OF OPERATIONS

                                                                       (In thousands, except share data)
                                                      -----------------------------------------------------------------
                                                         1997          1996          1995          1994          1993
                                                      ---------     ---------     ---------     ---------     ---------
Revenue
    Sales                                             $ 164,521     $ 165,426     $ 161,429     $ 157,995     $ 146,732
    Other                                                 1,410         1,519         1,630         2,070         2,255
                                                      ---------     ---------     ---------     ---------     ---------
       Total revenue                                    165,931       166,945       163,059       160,065       148,987
Costs and expenses
    Cost of sales
       Food and paper                                    52,033        53,123        52,299        51,071        46,795
       Payroll and related                               55,479        58,572        56,335        52,827        49,741
       Other operating expenses                          41,086        41,650        40,781        37,792        34,337
                                                      ---------     ---------     ---------     ---------     ---------
                                                        148,598       153,345       149,415       141,690       130,873

    General and administrative                            4,625         3,745         4,582         5,030         4,701
    Advertising                                           4,007         4,026         4,008         3,873         3,632
    Impairment of long-lived assets                       4,600             -             -             -             -
    Interest expense                                      2,373         2,411         1,961         1,554         1,341
                                                      ---------     ---------     ---------     ---------     ---------
       Total costs and expenses                         164,203       163,527       159,966       152,147       140,547
                                                      ---------     ---------     ---------     ---------     ---------
       Earnings before income taxes                       1,728         3,418         3,093         7,918         8,440

Income taxes
    Current                                               1,555         1,438           843         3,553         3,493
    Deferred                                             (1,014)         (330)         (108)         (711)         (445)
                                                      ---------     ---------     ---------     ---------     ---------
                                                            541         1,108           735         2,842         3,048
                                                      ---------     ---------     ---------     ---------     ---------

Net earnings                                          $   1,187     $   2,310     $   2,358     $   5,076     $   5,392
                                                      =========     =========     =========     =========     =========
Primary and fully diluted net earnings
    per share of common stock                         $     .17     $     .32     $     .33     $     .71     $     .75
                                                      =========     =========     =========     =========     =========
Dividends per share
    Cash                                              $     .24     $     .24     $     .24     $     .24     $     .24
    Stock                                                     4%            4%            4%            4%            4%
Other financial statistics
    Capital expenditures                              $  10,221     $  15,362     $  23,283     $  18,312     $  22,823
    Total assets                                        111,260       118,396       115,548       104,349        98,095
    Long-term obligations                                30,878        34,631        32,696        24,319        18,703
    Shareholders' equity                                 64,684        65,307        64,627        63,830        60,299
       Per share                                      $    9.05     $    9.12     $    9.03     $    8.91     $    8.42
       Return on investment                                 1.8%          3.6%          3.7%          8.4%          9.6%
    Average number of common shares outstanding           7,151         7,157         7,157         7,160         7,158
    Percentage (decrease) increase in total revenue         (.6%)         2.4%          1.9%          7.4%          7.7%
    Earnings as a percentage of total revenue
       Earnings before income taxes                         1.0%          2.0%          1.9%          4.9%          5.7%
       Net earnings                                          .7%          1.4%          1.4%          3.2%          3.6%


Note: Per share data, except for dividends, are based on the weighted average number of common shares outstanding.

Item 7. - Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------


Results of Operations
---------------------

After achieving record revenue for four consecutive years, a slight decline of
 .6% or $1,013,000 was experienced in fiscal 1997, due to comparing 52 weeks in 1997 to 53 weeks in 1996. However, on a comparable 52 week basis, total revenue increased 1.3% to $165,931,000, as the extra week in fiscal 1996 contributed $3,206,000 in added revenue. Revenue increases were 2.4% in 1996 (.4% without benefit of the extra week) and 1.9% in 1995.

Big Boy same store sales increased moderately during 1997, after experiencing a slight dip in 1996 and a moderate decline in 1995. Average annual sales volume of a Big Boy restaurant in operation for the entire 1997 year increased 2.3% to $1,406,000 from $1,375,000 in the comparable 52 week 1996 period. The comparable 1995 volume was $1,393,000. Mild winter weather in the Company's markets and estimated price increases of 2% late in the third quarter and 3% early in the second quarter contributed to the same store sales increase in 1997. Menu prices were also increased approximately 2% and 1%, respectively, in the first and third quarters of 1996, and 2% in the fourth quarter of 1995. Another menu price increase is currently being planned for autumn 1997.

As the fiscal year was coming to an end, the Company decided to close fifteen underperforming restaurants, including a total withdrawal from the Indianapolis market. These restaurants contributed sales of $14,000,000 during 1997. Lower revenue and sales are expected for the next few years as a result of this decision and also because the Company does not plan to open any new Big Boy restaurants during fiscal 1998. The Company now operates 88 Big Boy restaurants and two Quality Hotels.

As a result of management initiatives, cost of sales decreased $4,747,000 or 3.1% during 1997, as costs fell to 89.6% of revenue from 91.9% in 1996. Cost of sales were 91.6% of revenue in 1995. Payroll and related expenses provided the largest component of the improvement, declining to 33.4% of revenue in 1997 from 35.1% in 1996 and 34.5% in 1995. Favorable claims experience in the Company's self insurance programs allowed estimates to again be lowered. The favorable adjustment in 1997 was $621,000 greater than 1996, and was $814,000 greater than 1995. In addition, the Company's withdrawal from the Ohio Workers' Compensation system at the beginning of 1997 provided an additional savings of approximately $1,480,000. The driving force behind these savings is the Company's long standing emphasis on and concern for employee safety. Other enhancements to the Company's insurance programs have resulted in additional savings. These cost saving measures offset the effects of continuing tight labor market conditions, particularly in Indianapolis and Columbus, which put added pressure on payroll costs. Because of the tight labor market, the impending increase in the federal minimum wage to $5.15 an hour on September 1, 1997 is not expected to have an immediate material effect on payroll costs.

Due to sound menu management, food and paper costs also improved significantly during 1997, falling to 31.4% of revenue from 31.8% in 1996 and 32.1% in 1995. The cost reductions were achieved despite creeping commodity prices. Improvements consisted of several adjustments to the menu mix, which were designed to encourage customer purchases of meals with lower food cost, and well timed menu price increases, designed to gain a fair return on the high quality products the Company serves.

Other operating expenses decreased to 24.8% of revenue from 24.9% in 1996 and from 25% in 1995. The savings included lower opening expenses which resulted from a slow-down and eventual halt in new restaurant construction, lower maintenance costs and depreciation charges, and improved restaurant operational controls. The overall savings are more dramatic because last year included a gain of $480,000 from the sale of the Hardee's division, while this year includes a charge of $485,000 to write-off future occupancy costs of certain leased property.

Also adding to the overall improvement in cost of sales this year was the higher contribution to margins that resulted from same store sales increases, and the elimination of Hardee's restaurants during 1996.

General and administrative expense increased $880,000 or 23.5% over 1996 levels, and only 1% higher than 1995. The increase includes the cost of the Strategic Planning Committee's initiatives, expenses due to a shareholder proxy contest, advisory services rendered to Big Boy licensees, and a charge to lower the carrying cost of certain property held for sale. Largely offsetting these costs was an $880,000 gain on the sale of the farm property in the fourth quarter. Last year's general and administrative expense included gains of $771,000 from the sale of non-operating real estate, which accounted for the change from 1995.

Advertising expense remained steady at 2.4% of revenue in all three years, reflecting the Company's policy of spending a constant percentage of sales dollars. The Company's marketing efforts have been effectively carried on television in all three years. Advertising efficiencies created in all the Company's markets have allowed the Company to spend in excess of 50% of the advertising budget on television in each of the last three years. The Company believes, and research confirms, that these television spots have increased customer awareness of the quality of the food associated with the Big Boy tradename. This in turn has moderated the effects of any customer resistance to recent menu price increases.

Interest expense decreased $38,000 or 1.6% below 1996, reflecting lower debt and lower average rates on the Company's revolving credit loan. However, interest expense in 1997 was $412,000 or 21% higher than 1995, due to higher debt levels that were incurred in 1995 and early in 1996.

The decision to close fifteen underperforming Big Boy restaurants at the end of 1997 resulted in an impairment of long-lived assets charge of $4,600,000. Ten of the restaurants were located in Indianapolis, four in central Ohio and one in Louisville. The restaurants sustained pre-tax losses of approximately $2,200,000 in fiscal 1997. The impairment charge was calculated and recorded as required under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." All fifteen properties are now listed for sale with a broker, and are carried at a net realizable value of $12,140,000 on the Company's balance sheet. Without this charge, after tax earnings would have been $3,040,000 or $.42 per share higher than reported net earnings.

The effective income tax rate was 31.3% in 1997, compared with 32.4% in 1996 and 23.8% in 1995. This year's rate benefitted from lower provisions for state income taxes resulting from subsidiary filing efficiencies. Rates in 1997 and 1996 are generally higher than two years ago due to the lower tax credits, principally the Targeted Jobs Tax Credit that expired at the end of calendar 1994.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $12,750,000, generated principally from net income and the add back of depreciation and the impairment loss.

Investing activities included $10,220,000 in property additions, a reduction of $5,140,000 from last year, and $13,060,000 lower when compared with 1995. Capital spending consisted of $1,940,000 to complete construction of two replacement restaurants in suburban Cincinnati, $5,460,000 to remodel Big Boy restaurants and renovate the hotel properties, $900,000 to exercise purchase options on existing Big Boy locations, $270,000 on the new point of sale system, and $1,650,000 in routine equipment replacements and other capital costs. Proceeds of $2,700,000, consisting principally from the sales of the farm property and an underperforming Big Boy restaurant that closed in this year's third quarter, were also included in investing activities.

Financing activities included $3,000,000 borrowed on the Company's revolving line of credit to meet seasonal borrowing needs. The Company repaid $3,500,000 on the line of credit in the fourth quarter. Scheduled long-term debt payments of $2,660,000 were also made and the Company paid regular quarterly cash dividends totaling $1,700,000.

Current plans do not call for any new Big Boy restaurant construction in fiscal 1998. Hotel renovations and limited Big Boy remodelings will continue as scheduled. The cost of Big Boy remodelings will level-off in 1998, as substantially all of the restaurants have been updated with major remodelings during the last five years. Installation of the point of sale system is underway, requiring a capital outlay of $40,000 to $50,000 per restaurant. These expenditures will be funded from current cash flow.

The Strategic Planning Committee of the Board of Directors was established during the year to develop a forward-looking strategic course of action for the Company. Among the Committee's recommendations to the Board of Directors was a recapitalization plan to repurchase up to 1,000,000 shares of the Company's common stock in a tender offer. The plan was approved by the Board of Directors on July 8, 1997. Funding for the offer will be provided under a loan agreement that matures in two years. The Company expects to repay the loan with the after tax proceeds from the disposition of the fifteen restaurants recently closed, the possible sale of the Company's limited partnership interest in the Cincinnati Reds professional baseball team and other internally generated funds.

Safe Harbor Statement
---------------------

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that are not historical facts are forward-looking statements as that item is defined in the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Such risks and uncertainties include, but are not limited to, the following: estimates used in preparing financial statements; seasonal weather conditions, particularly in the third quarter; intense competition; changes in business strategy and development plans; consumer perceptions of value, food quality and food safety; changing demographics and consumer preferences; changes in the supply and cost of food and labor; the effects of inflation and variable interest rates; legal claims; and changes in governmental regulations regarding the environment and changes in tax laws. The Company undertakes no obligation to update the forward-looking statements that may be contained in this MD&A.

Item 8. - Financial Statements and Supplementary Data                                                   Page
-------   -------------------------------------------                                                   ----
Index to Consolidated Financial Statements

Auditors' Report                                                                                         11

Consolidated Balance Sheet - June 1, 1997 and June 2, 1996                                              12-13

Consolidated Statement of Earnings - Three years ended June 1, 1997                                      14

Consolidated Statement of Cash Flows - Three years ended June 1, 1997                                    15

Consolidated Statement of Shareholders' Equity - Three years ended June 1, 1997                          16

Notes to Consolidated Financial Statements - Three years ended June 1, 1997                             17-25

Quarterly Results (Unaudited)                                                                            25



                                AUDITORS' REPORT

Shareholders
Frisch's Restaurants, Inc.


      We have audited the accompanying consolidated balance sheet of Frisch's Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of June 1, 1997 and June 2, 1996 and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended June 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frisch's Restaurants, Inc. and Subsidiaries as of June 1, 1997 and June 2, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 1, 1997, in conformity with generally accepted accounting principles.

      As discussed in Note A to the consolidated financial statements, in 1997 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."


GRANT THORNTON LLP
Cincinnati, Ohio
July 8, 1997

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                          June 1, 1997 and June 2, 1996

                                     ASSETS

                                                               1997              1996
                                                           ------------      ------------
Current Assets
Cash                                                       $    231,453      $    134,944
Receivables
       Trade                                                  1,037,001         1,107,394
       Other                                                    190,312           963,347
Inventories                                                   3,657,844         3,725,755
Prepaid expenses and sundry deposits                            957,311         1,280,006
Prepaid and deferred income taxes                               808,198         1,352,315
                                                           ------------      ------------
             Total current assets                             6,882,119         8,563,761
Property and Equipment - At Cost
Land and improvements                                        19,788,269        24,712,017
Buildings                                                    48,319,998        54,871,830
Equipment and fixtures                                       51,021,079        53,876,413
Leasehold improvements and buildings on leased land          24,913,657        24,640,369
Capitalized leases                                            9,096,008         9,632,186
Construction in progress                                              -         2,393,653
                                                           ------------      ------------
                                                            153,139,011       170,126,468
       Less accumulated depreciation and amortization        72,374,953        70,886,768
                                                           ------------      ------------
             Net property and equipment                      80,764,058        99,239,700
Other Assets
Intangible assets                                               756,943           761,017
Investments in land - at cost                                 1,953,130         2,001,135
Property held for sale                                       13,628,457         1,766,068
Net cash surrender value-life insurance policies              3,613,878         3,447,360
Deferred income taxes                                         1,530,868           551,072
Other                                                         2,130,512         2,065,728
                                                           ------------      ------------
             Total other assets                              23,613,788        10,592,380
                                                           ------------      ------------
                                                           $111,259,965      $118,395,841
                                                           ============      ============

The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                          June 1, 1997 and June 2, 1996

                                   LIABILITIES

                                                                         1997              1996
                                                                     ------------      ------------
Current Liabilities
Long-term obligations due within one year
       Long-term debt                                                $  1,723,890      $  2,162,860
       Obligations under capitalized leases                               470,497           467,706
       Self insurance                                                   1,095,993         1,862,957
Accounts payable                                                        6,357,177         8,109,024
Accrued expenses                                                        6,051,004         5,805,262
Income taxes                                                                    -            50,161
                                                                     ------------      ------------
             Total current liabilities                                 15,698,561        18,457,970
Long-Term Obligations
Long-term debt                                                         17,875,000        20,098,890
Obligations under capitalized leases                                    6,055,682         6,229,351
Self insurance                                                          4,151,229         5,879,111
Other                                                                   2,795,689         2,423,485
                                                                     ------------      ------------
             Total long-term obligations                               30,877,600        34,630,837
Commitments                                                                     -                 -
Shareholders' Equity
Capital stock
       Preferred stock - authorized, 3,000,000 shares
             without par value; none issued                                     -                 -
       Common stock - authorized, 12,000,000 shares
             without par value; issued, 7,362,279 and 7,080,195
             shares - stated value - $1                                 7,362,279         7,080,195
Additional contributed capital                                         60,427,514        56,794,272
                                                                     ------------      ------------
                                                                       67,789,793        63,874,467
Retained earnings                                                         432,732         4,860,713
                                                                     ------------      ------------
                                                                       68,222,525        68,735,180
Less cost of treasury stock (213,945 and 197,586 shares)                3,538,721         3,428,146
                                                                     ------------      ------------
             Total shareholders' equity                                64,683,804        65,307,034
                                                                     ------------      ------------
                                                                     $111,259,965      $118,395,841
                                                                     ============      ============

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS

                         Three years ended June 1, 1997

                                                        1997             1996             1995
                                                   -------------    -------------    -------------
Revenue
Sales                                              $ 164,521,025    $ 165,425,731    $ 161,429,199
Other                                                  1,410,384        1,519,025        1,629,985
                                                   -------------    -------------    -------------
       Total revenue                                 165,931,409      166,944,756      163,059,184
Costs and expenses
Cost of sales
       Food and paper                                 52,032,873       53,123,133       52,298,714
       Payroll and related                            55,478,791       58,571,618       56,334,783
       Other operating costs                          41,086,258       41,650,300       40,781,489
                                                   -------------    -------------    -------------
                                                     148,597,922      153,345,051      149,414,986
General and administrative                             4,625,243        3,745,047        4,581,541
Advertising                                            4,007,381        4,025,872        4,008,237
Impairment of long-lived assets                        4,600,000                -                -
Interest                                               2,373,313        2,411,313        1,961,084
                                                   -------------    -------------    -------------
       Total costs and expenses                      164,203,859      163,527,283      159,965,848
                                                   -------------    -------------    -------------
       Earnings before income taxes                    1,727,550        3,417,473        3,093,336
Income taxes
Current
       Federal                                         1,732,149        1,366,294        1,169,007
       Less tax credits                                 (233,396)        (290,884)        (436,358)
       State and municipal                                56,228          362,549          110,246
Deferred                                              (1,014,078)        (330,225)        (107,930)
                                                   -------------    -------------    -------------
                                                         540,903        1,107,734          734,965
                                                   -------------    -------------    -------------
       NET EARNINGS                                $   1,186,647    $   2,309,739    $   2,358,371
                                                   =============    =============    =============
Primary and fully diluted net earnings per share   $         .17    $         .32    $         .33
                                                   =============    =============    =============

Weighted average number of primary and fully
       diluted common shares and equivalents
       assumed outstanding during the year             7,151,145        7,156,789        7,156,562
                                                   =============    =============    =============

The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         Three years ended June 1, 1997

                                                                         1997            1996            1995
                                                                     ------------    ------------    ------------
Cash flows provided by (used in) operating activities:
Net income                                                           $  1,186,647    $  2,309,739    $  2,358,371
Adjustments to reconcile net income
      to net cash from operating activities:
      Depreciation and amortization                                    10,486,163      10,350,326       9,821,080
      Gain on disposition of assets                                      (561,918)       (829,854)       (345,380)
      Impairment of long-lived assets                                   4,600,000               -               -
      Changes in assets and liabilities:
          Decrease (increase) in receivables                              843,428        (524,259)        858,036
          Decrease (increase) in inventories                               67,911         219,905          (8,621)
          Decrease in prepaid  expenses and sundry deposits               322,695         425,457          83,465
          Increase in prepaid and deferred income taxes                  (435,679)       (770,221)       (509,494)
          (Decrease) increase in accounts payable                      (1,751,847)       (463,142)        162,257
          Increase in accrued expenses                                    245,742          46,606         128,095
          (Decrease) increase in accrued income taxes                     (50,161)         50,161         (36,102)
          (Increase) decrease  in other assets                            (80,346)        111,697         321,374
          (Decrease) increase in self insured obligations              (2,494,846)        878,681       1,077,583
          Increase in other liabilities                                   372,204         216,129         336,239
                                                                     ------------    ------------    ------------
               Net cash provided by operating activities               12,749,993      12,021,225      14,246,903
Cash flows provided by (used in) investing activities:
Additions to property                                                 (10,221,353)    (15,362,001)    (23,283,499)
Proceeds from disposition of property                                   2,696,741       3,941,466       2,245,680
Increase in other assets                                                 (156,845)       (104,970)       (524,789)
                                                                     ------------    ------------    ------------
               Net cash (used in) investing activities                 (7,681,457)    (11,525,505)    (21,562,608)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings                                                3,000,000       8,000,000      10,385,000
Payment of long-term debt and capital lease obligations                (6,162,150)     (6,950,329)     (1,489,525)
Cash dividends paid                                                    (1,699,302)     (1,630,097)     (1,570,418)
Treasury share transactions                                              (110,575)              -           9,398
                                                                     ------------    ------------    ------------
               Net cash (used in) provided by financing activities     (4,972,027)       (580,426)      7,334,455
                                                                     ------------    ------------    ------------
Net increase (decrease) in cash and equivalents                            96,509         (84,706)         18,750
Cash and equivalents at beginning of year                                 134,944         219,650         200,900
                                                                     ------------    ------------    ------------
Cash and equivalents at end of year                                  $    231,453    $    134,944    $    219,650
                                                                     ============    ============    ============
Supplemental disclosures:
Stock dividends issued                                               $  3,915,326    $  2,441,304    $  2,706,460
Interest paid                                                           2,474,985       2,549,352       1,872,183
Income taxes paid                                                       1,919,485       2,319,962       1,419,798
Income tax refunds received                                               892,742         492,168         139,237
Lease transactions capitalized                                            407,247         390,000               -


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         Three years ended June 1, 1997

                                   Common stock
                                at $1 per share -     Additional
                                   Shares and        contributed      Retained       Treasury
                                     amount            capital        earnings        shares          Total
                                -----------------    ------------    -----------    -----------    ------------
Balance at May 29, 1994            $6,548,201        $ 52,188,112    $ 8,540,882    ($3,447,154)   $ 63,830,041
Net earnings for the year                   -                   -      2,358,371              -       2,358,371
Treasury shares reissued                    -              (9,610)             -         23,771          14,161
Treasury shares acquired                    -                   -              -         (4,763)         (4,763)
Dividends
     Cash - $.24 per share                  -                   -     (1,570,418)             -      (1,570,418)
     Stock - 4%                       260,738           2,445,722     (2,706,460)             -               -
                                   ----------        ------------    -----------    -----------    ------------
Balance at May 28, 1995             6,808,939          54,624,224      6,622,375     (3,428,146)     64,627,392
Net earnings for the year                   -                   -      2,309,739              -       2,309,739
Dividends
     Cash - $.24 per share                  -                   -     (1,630,097)             -      (1,630,097)
     Stock - 4%                       271,256           2,170,048     (2,441,304)             -               -
                                   ----------        ------------    -----------    -----------    ------------
Balance at June 2, 1996             7,080,195          56,794,272      4,860,713     (3,428,146)     65,307,034
Net earnings for the year                   -                   -      1,186,647              -       1,186,647
Treasury shares acquired                    -                   -              -       (110,575)       (110,575)
Dividends
     Cash - $.24 per share                  -                   -     (1,699,302)             -      (1,699,302)
     Stock - 4%                       282,084           3,633,242     (3,915,326)             -               -
                                   ----------        ------------    -----------    -----------    ------------
Balance at June 1, 1997            $7,362,279        $ 60,427,514    $   432,732    ($3,538,721)   $ 64,683,804
                                   ==========        ============    ===========    ===========    ============


The accompanying notes are an integral part of these statements.

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 1997


NOTE A - ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business
---------------------------

Frisch's Restaurants, Inc. operates and licenses family restaurants with drive-thru service under the name Frisch's Big Boy. These operations are located in Ohio, Indiana and Kentucky. Additionally, the Company operates two hotels with restaurants in metropolitan Cincinnati, where it is headquartered. Trademarks which the Company has the right to use include "Frisch's," "Big Boy," and "Quality Hotel."

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

Some of the more significant areas requiring the use of estimates include self insurance liabilities, deferred store closing costs, value of goodwill, net realizable value of property held for sale, and deferred executive compensation.

Cash and Cash Equivalents
-------------------------

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial for the years ended June 1, 1997 and June 2, 1996.

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

Net cash surrender value of life insurance policies includes the cash values of two policies written by a life insurance company that has been under an order of rehabilitation since August, 1994. As had been expected, an assumption reinsurance agreement has been reached with a creditworthy carrier that fully preserves cash values and which contains rights and benefits comparable with the original policies. Restraints on policy loans, surrenders and reductions in face amounts, which were imposed by the order of rehabilitation, will remain in effect until the agreement is closed. The closing, which is subject to court and regulatory approval, is anticipated during the fourth quarter of calendar 1997.

Advertising Costs
-----------------

Advertising costs are charged to expense as incurred. There are no significant advertising costs on the balance sheet for the years ended June 1, 1997 and June 2, 1996.

New Store Opening Costs
-----------------------

New store opening costs are capitalized and amortized over a one year period from the date each new store opened. Items capitalized include new employee training costs, the cost of an employee team to coordinate the opening and the cost of certain replacement items such as uniforms and china. Opening expense was $584,000 in 1997, $1,271,000 in 1996, and $1,671,000 in 1995.

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

Self Insurance
--------------

The Company self-insures portions of its casualty insurance coverages. Self insurance costs are accrued based on management's estimate for future claims. There is insurance in place which provides for catastrophic self insured losses.

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

Investment in Sports Franchise
------------------------------

The Company's limited partnership investment in the Cincinnati Reds is carried at cost. No distributions have been received during the last three years.

Fiscal Year
-----------

The Company's fiscal year ends on the Sunday nearest to the last day of May. Fiscal years 1997 and 1995 were comprised of 52 weeks. Fiscal 1996 was comprised of 53 weeks.

Impairment Loss
---------------

Effective June 3, 1996 the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires impairment losses to be recognized on long-lived assets, whether used in the operation of the business or held for disposal, when events or changes in circumstances indicate that the assets' carrying amount may not be fully recoverable. The Company considers a history of cash flow losses in established areas to be its primary indicator of potential impairment. The immediate effect upon adoption was immaterial.

During the fourth quarter, the Company made a further review of operations in those markets in which losses occurred and determined that all restaurants in the Indianapolis market should be closed. Additionally, five other restaurants in three other areas were identified for closing. The restaurants chosen for closing had a combined pre-tax operating loss of approximately $2,200,000 in fiscal 1997. A non-cash pre-tax charge of $4,600,000 was recorded as an impairment loss to reduce the carrying costs of the properties to net realizable value as determined by the Company's experience in disposing of other underperforming properties and estimates provided by real estate brokers. All fifteen properties are listed for sale with a broker, and are carried at a net realizable value of approximately $12,140,000 on the Company's balance sheet as a component of the caption "Property held for sale." The Company expects to dispose of the majority of these restaurant properties within the next twelve to eighteen months. The components of the SFAS 121 charge were as follows:

Reduction of carrying costs of assets
   to be disposed of to net present value                              $3,925,000
Disposal costs, including broker commissions                              675,000
                                                                       ----------
Total                                                                  $4,600,000
                                                                       ==========


NOTE B - LONG-TERM DEBT

                                                     1997                           1996
                                          ---------------------------    ---------------------------
                                              PAYABLE      PAYABLE           Payable    Payable
                                              WITHIN        AFTER             within     after
                                             ONE YEAR     ONE YEAR           one year   one year
                                             --------     --------           --------   --------
                                                                  (in thousands)
Revolving credit loan                         $    -       $11,000            $    -      $11,500
Term loan                                      1,500         6,875             1,625        8,375
Other                                            224             -               538          224
                                              ------       -------            ------      -------

                                              $1,724       $17,875            $2,163      $20,099
                                              ======       =======            ======      =======

The portion payable after one year matures as follows:

                                                                 1997            1996
                                                                -------         -------
                                                                   (in thousands)
                                Period ending in 1998           $    -          $ 1,724
                                                 1999             1,500           1,500
                                                 2000            12,500          13,000
                                                 2001             1,500          1,500
                                                 2002             1,500          1,500
                                   Subsequent to 2002               875            875
                                                                -------         -------
                                                                $17,875         $20,099
                                                                =======         =======

The revolving credit loan is a $16,000,000 line of credit (see note I), $11,000,000 of which is outstanding at June 1, 1997. This credit loan matures on September 1, 1999, unless extended. Interest is payable quarterly determined by various indices, currently 6.41%. The term loan is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate up to a maximum of 7.5% through December 31, 1997. The rate for the final five years shall also be equal to the prime rate, not to exceed 8.5%.

These agreements contain covenants relating to net worth, interest expense, debt and capitalization changes, asset dispositions, investments, leases, and restrictions on pledging certain restaurant operating assets.

The Company also has a $1,978,000 outstanding letter of credit in support of its self insurance.

Other debt includes industrial revenue bonds that were issued in 1978, payable in annual installments of $200,000 through 1998 and bear interest at 7.4%. Property and equipment having a book value at June 1, 1997 of $3,332,000 is pledged as collateral for the bonds.


NOTE C - LEASED PROPERTY

The Company has capitalized the leased property of 53% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2004. The Company also occupies office space under an operating lease which expires during 2003, with a renewal option available through 2013.

An analysis of the leased property follows:

                                                           Asset balances at
                                                        ------------------------
                                                         1997             1996
                                                        -------          -------
                                                            (in thousands)
           Restaurant facilities                        $ 8,119          $ 8,762
           Equipment                                        977              870
                                                        -------          -------
                                                          9,096            9,632
                Less accumulated amortization            (4,924)          (5,154)
                                                        -------          -------
                                                        $ 4,172          $ 4,478
                                                        =======          =======

Total rental expense of operating leases was approximately $1,438,000 in 1997, $1,575,000 in 1996 and $1,675,000 in 1995.

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                           Capitalized          Operating
                  Year ending in:                            leases              leases
                  ---------------                          -----------          ---------
                                                                    (in thousands)
                  1998                                       $1,147               $1,243
                  1999                                        1,085                1,204
                  2000                                        1,030                1,110
                  2001                                          927                  994
                  2002                                          885                  754
                  2003 to 2020                                6,279                4,090
                                                             ------               ------
                      Total                                  11,353               $9,395
                                                                                  ======
                  Amount representing interest               (4,827)
                                                             ------
                  Present value of obligations                6,526
                  Portion due within one year                  (470)
                                                             ------

                  Long-term obligations                      $6,056
                                                             ======

NOTE D - INCOME TAXES

The variations between the statutory Federal rate and the effective rates are summarized as follows:

                                                          Percent of pretax earnings
                                                      ------------------------------------
                                                        1997           1996          1995
                                                        ----           ----          ----
              Statutory U.S. Federal income tax         34.0          34.0          34.0
              Tax credits                              (13.5)         (8.5)        (14.1)
              State and municipal income taxes
                  (net of Federal tax benefit)           2.1           7.0           2.4
              Other                                      8.7           (.1)          1.5
                                                        ----          ----          ----
              Effective Rate                            31.3          32.4          23.8
                                                        ====          ====          ====

The components of the deferred tax asset (liability) were as follows (in thousands):

                                                        1997             1996
                                                       -------          -------
Deferred compensation                                  $   648          $   623
Compensated absences                                       607              563
Self insurance                                           1,640            2,442
Impairment of assets                                     1,564                -
Other                                                      290              160
                                                       -------          -------
Total deferred tax assets                                4,749            3,788


New store opening cost                                     (12)            (118)
Partnership interest                                      (174)             (20)
Investment in tax benefits                                (594)            (731)
Depreciation                                            (1,384)          (1,545)
Other                                                     (561)            (364)
                                                       -------          -------
Total deferred tax liabilities                          (2,725)          (2,778)
                                                       -------          -------

Net deferred tax asset                                 $ 2,024          $ 1,010
                                                       =======          =======

The Company is currently being examined by the Internal Revenue Service for the year 1994. The Company believes that it will prevail on most of the issues that have been raised and that, in any event, the ultimate liability for these issues will have no material impact on the Company's statement of earnings.

NOTE E - CAPITAL STOCK

Shareholders approved the 1993 Stock Option Plan on October 4, 1993. The plan authorizes the grant of stock options for up to 562,432 shares of the Common Stock of the Company for a ten year period beginning May 9, 1994. Shares may be optioned at not less than seventy-five percent of fair market value on the date granted and may include stock appreciation rights. No options have been granted under the 1993 plan.

The 1984 Stock Option Plan expired on May 8, 1994. Outstanding options are exercisable within ten years from the date of grant, the majority of which will expire in less than one year. The exercise price is the fair market value as of the date granted, subsequently adjusted for a 4% stock dividend in 1997 and 1996 in accordance with the anti-dilution provisions of the plan. Transactions involving the 1984 plan are summarized below:

                                    1997                      1996                          1995
                         --------------------------  -------------------------   -------------------------
                         No. of       Option         No. of       Option         No. Of      Option
                         Shares        Price         Shares        Price         Shares       Price
                         ------        -----         ------        -----         ------       -----
Outstanding and
  exercisable at
  beginning of year      259,423  $14.95 to $21.66   262,604  $15.55 to $22.53  256,933  $16.17 to $23.43
Granted during the year        0                           0                          0
Exercised during the year      0                           0                          0
Expired during the year   (9,765) $16.81 to $17.48   (13,156) $18.18             (4,603) $18.18
Increase for 4% stock
  dividend                10,177  $14.38 to $20.83     9,975  $14.95 to $21.66   10,274  $15.55 to $22.53
                         -------                    --------                    -------
Outstanding and
  exercisable at
  end of year            259,835  $14.38 to $20.83   259,423  $14.95 to $21.66  262,604  $15.55 to $22.53
                         =======                     =======                    =======

The Company also has reserved 58,492 shares for issuance under the Frisch Executive Savings Plan. Shares reserved under these plans have been adjusted for stock dividends. There are no other outstanding options, warrants or rights.

Effective June 3, 1996 the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 establishes new accounting and reporting standards for stock based compensation plans. Companies may elect to adopt this standard using a fair-value based method or continue using the intrinsic value method of measuring compensation expense prescribed under the current guidance of Accounting Principles Board Opinion Number 25 (APB 25).

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

NOTE F - PENSION PLANS

Net pension expense included the following components (in thousands):

                                                    1997       1996       1995
                                                   -------    -------    -------
Service cost - benefits earned during the period   $ 1,128    $ 1,022    $ 1,008
Interest cost on projected benefit obligations       1,020        939        978
Investment gain on plan assets                      (2,736)    (3,032)    (2,001)
Net amortization and deferral                          940      1,439        359
                                                   -------    -------    -------
Net periodic pension cost                          $   352    $   368    $   344
                                                   =======    =======    =======

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at June 1, 1997 and June 2, 1996 (in thousands):

                                                                                          1997        1996
                                                                                        --------    --------
Plan assets at fair market value, primarily marketable securities and insurance funds   $ 19,242    $ 18,597
                                                                                        --------    --------
Actuarial present value of benefit obligations:
       Vested benefits                                                                     9,217       9,895
       Non vested benefits                                                                 1,033         802
                                                                                        --------    --------
Accumulated benefit obligations                                                           10,250      10,697
Effect of projected future salary increases                                                3,542       2,997
                                                                                        --------    --------
Projected benefit obligations                                                             13,792      13,694
                                                                                        --------    --------
Plan assets in excess of projected benefit obligations (including approximately
       $361 at 1997 and $369 at 1996 withdrawable by participants upon demand)             5,450       4,903
Unrecognized net gains                                                                    (5,284)     (4,349)
Unrecognized prior service cost                                                              739         641
Unrecognized net transition (assets)                                                      (1,185)     (1,421)
                                                                                        --------    --------

Net accrued pension cost included in the balance sheet                                  $   (280)   $   (226)
                                                                                        ========    ========

Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                                    1997          1996         1995
                                                                  ---------     --------     --------
Expected long-term rate of return on plan assets                     8.50%         8.50%        8.50%
Weighted average discount rate                                       7.25          7.25         7.25
Rate of increase in compensation levels                              5.50          5.50         5.50


NOTE G - EARNINGS PER SHARE

Earnings per common share are based on the weighted average number of common shares outstanding during the year (7,151,145 in 1997, 7,156,789 in 1996 and 7,156,562 in 1995). Stock options outstanding during the three years did not have a dilutive effect on earnings per share.

The Company is required to adopt Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" in fiscal year 1998. SFAS 128 simplifies current standards by requiring a presentation of basic EPS, and if applicable, diluted EPS, instead of primary and fully diluted EPS. There is expected to be no material effect on restatement of prior period EPS data.

NOTE H - INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT INDUSTRIES

The Company operates principally in the food service and lodging industries. Prior to 1997, operations in the food service industry constituted a dominant segment in accordance with Statement of Financial Accounting Standards No. 14 (SFAS 14), "Financial Reporting Segments of a Business Enterprise." Operations in the food service industry are vertically integrated, and include the manufacture and distribution of food products and supplies to the Company's restaurants and to licensees for resale to the general public. Fees are charged to licensees for use of trademarks and tradenames and for advertising services based principally on percentage of sales. Intersegment sales are immaterial.

                                          (in thousands)
                                     1997       1996       1995
                                     ----       ----       ----
   Revenue
     Food service                  $153,981   $155,283   $151,996
     Lodging                         11,950     11,662     11,063
                                   --------   --------   --------
                                   $165,931   $166,945   $163,059
                                   ========   ========   ========

   Operating profit
     Food service                  $  6,848   $  7,482   $  7,435
     Lodging                            468        573        571
                                   --------   --------   --------
                                   $  7,316   $  8,055   $  8,006
                                   ========   ========   ========

   Identifiable assets
     Food service                  $ 99,383   $108,978   $108,870
     Lodging                         11,877      9,418      6,678
                                   --------   --------   --------
                                   $111,260   $118,396   $115,548
                                   ========   ========   ========

   Depreciation and amortization
     Food service                  $  9,301   $  9,533   $  8,995
     Lodging                          1,185        817        826
                                   --------   --------   --------
                                   $ 10,486   $ 10,350   $  9,821
                                   ========   ========   ========

   Capital expenditures
     Food service                  $  6,554   $ 11,644   $ 21,437
     Lodging                          3,667      3,718      1,846
                                   --------   --------   --------
                                   $ 10,221   $ 15,362   $ 23,283
                                   ========   ========   ========

NOTE I - SUBSEQUENT EVENT

On July 8, 1997, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company's common stock from existing shareholders subject to the terms of a tender offer. The tender offer provides for the payment of a net cash price not greater than $17.00 nor less than $15.00 per share. The Company has arranged to borrow up to $18,000,000 under a loan agreement maturing in two years. The loan will bear interest at the lender's prime rate or a LIBOR-adjusted rate. As of July 8, 1997 the prime rate was 8.5% and the LIBOR-adjusted rate was approximately 7.2%. The loan is collateralized by the property and equipment owned by the Company at the fifteen restaurant locations recently closed, security interests in the cash value of all life insurance policies owned by the Company, and a security interest in the after tax proceeds from the possible sale of the Company's limited partnership investment in the Cincinnati Reds professional baseball team. The Company expects to repay borrowings under the loan agreement through the sale of these assets (excluding the life insurance policies) and other internally generated funds, and is required by the loan agreement to immediately apply the after tax sale proceeds against the outstanding indebtedness. As long as this credit facility remains in place, the credit availability under the Company's existing $20,000,000 revolving line of credit is reduced to $16,000,000.

QUARTERLY RESULTS (UNAUDITED)

                                 Year Ended June 1, 1997                               Year Ended June 2, 1996
                   ----------------------------------------------------  ----------------------------------------------------
                              (In Thousands)                                        (In Thousands)
                   --------------------------------------                --------------------------------------
                                                 Net        Earnings                                   Net         Earnings
                                   Gross       earnings      (loss)                      Gross       earnings       (loss)
                     Revenue       profit       (loss)      per share      Revenue       profit       (loss)      per share
                   ------------  -----------  ----------- -------------  ------------  -----------  -----------  -------------
1st Quarter           $ 51,730      $ 5,553       $1,427       $.20         $ 52,666     $  4,409     $  883          $.12
2nd Quarter             39,607        4,023          937        .13           39,205        3,070        788           .11
3rd Quarter             35,927        2,682          203        .03           33,996        1,055       (444)         (.06)
4th Quarter             38,667        3,665       (1,380)      (.19)          41,078        3,547      1,083           .15
                   ------------  -----------  -----------  ------------  ------------  -----------  -----------   -----------
Year's Total          $165,931      $15,923       $1,187       $.17         $166,945      $12,081     $2,310          $.32
                   ============  ===========  =========== =============  ============  ===========  ===========  =============

The first quarter of each year contained sixteen weeks. The second and third quarters of each year contained twelve weeks. The fourth quarter of fiscal 1997 contained twelve weeks compared to thirteen weeks in fiscal 1996.

Net earnings for the first quarters of 1997 and 1996 and the fourth quarter of 1996 included favorable adjustments of $1,200,000, $220,000, and $330,000 respectively, resulting from lower than anticipated claims in the Company's self insured casualty insurance program.

The fourth quarter of fiscal 1997 included an impairment loss of $3,040,000, net of tax, resulting from the closing of fifteen underperforming restaurants and a $170,000 favorable adjustment of income tax expense to reflect the actual effective tax rate for the year.

Item 9. - Disagreements on Accounting and Financial Disclosure
-------   ----------------------------------------------------

Not applicable


                                    PART III
                                    --------
                              (Items 10 through 13)
                              ---------------------

Item 10. - Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

       The following persons are the Directors of the registrant:

                                              Positions with the Company,
                                                   Business Experience                    Director
                     Name                        and Other Directorships                    Since

         Daniel W. Geeding       Director of the Company; Professor of management and       1992
              (age 55)           entrepreneurship and director of the Center for
                                 International Business, Xavier University; Director of
                                 Zaring Homes, Inc., Glenway Financial Corporation and
                                 Choicecare Corporation

         Malcolm M. Knapp        Director of the Company; President of Malcolm M.           1997
              (age 58)           Knapp, Inc.

         Blanche F. Maier        Director of the Company                                    1961
              (age 70)

         Craig F. Maier          President and Chief Executive Officer of the Company       1984
              (age 47)

         Jack C. Maier           Chairman of the Board of the Company                       1961
              (age 72)

         William A. Mauch        Director of the Company; Administrator of the              1992
              (age 76)           Cincinnati office of the law firm of Thompson Hine
                                 & Flory P. L. L.

         Barry S. Nussbaum       Director of the Company; President of Barry S.             1996
              (age 42)           Nussbaum Company; Director of PR Nutrition, Inc.

         Jerry L. Ruyan          Director of the Company; Partner of Redwood Venture        1996
              (age 51)           Group, Ltd.; Formerly CEO of Meridian Diagnostics,
                                 Inc.; Director of Meridian Diagnostics, Inc. and
                                 Meritage Hospitality Group, Inc.


         Information regarding executive officers appears at the end of Part I.

         Blanche F. Maier is the wife of Jack C. Maier. Craig F. Maier is the son of Jack C. Maier and Blanche F. Maier.

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), the Directors, certain of the Company's officers and persons owning more than 10% of the outstanding shares of the Company's Common Stock are required to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission and the American Stock Exchange and to furnish copies of such reports to the

Company. The Company is required to set forth in this Form 10-K the number of late reports, transactions not reported and any known failure to file a report. Based solely on a review of the reports which were furnished to it and certain written representations of each reporting person, the Company believes that the aforesaid filing requirements were satisfied by the persons subject thereto.

Item 11. - Executive Compensation
--------   ----------------------

       The following information is furnished with respect to each of the four most highly compensated executive officers of the Company, including the Chief Executive Officer, for the fiscal year ended June 1, 1997. These four individuals are the only executive officers whose combined salary and bonus for the fiscal year exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation
                                              -------------------             Long-term
                                                                     Other     Compen-              All
                                                                    Annual      sation             Other
                                                                    Compen-     Awards            Compen-
        Name and Title           Year      Salary       Bonus       sation     Options            sation
        --------------           ----      ------       -----       -------    -------            ------
Craig F. Maier                   1997     $137,891      $  0      $18,515(b)        0             $1,218(c)
President and Chief              1996      138,534         0       17,973(b)        0              1,986(c)
Executive Officer                1995      133,780         0       16,039(b)        0              1,218(c)

Jack C. Maier                    1997      300,000         0          (a)           0                  0
Chairman of the Board            1996      305,770         0          (a)           0                  0
                                 1995      428,095         0          (a)           0             85,000(d)

Marvin G. Fields                 1997      170,570         0          (a)           0              4,348(e)
Senior Vice President  and       1996      173,851         0          (a)           0              4,372(e)
Chief Operations Officer         1995      170,570         0          (a)           0              4,384(e)

Donald H. Walker                 1997      102,600         0          (a)           0              2,310(f)
Vice President and Chief
Financial Officer

(a) In 1995, 1996, and 1997, the value of perquisites and other personal benefits received by each of Messrs. Maier and Fields, and in 1997 by Mr. Walker, did not exceed an amount equal to the lesser of $50,000 or ten percent of the sum of his salary and bonus for such year.

(b) Perquisites and other personal benefits received by Mr. Maier consisted of $4,849 in 1997, $5,315 in 1996 and $4,476 in 1995 as an auto allowance; $5,876 in 1997, $5,208 in 1996, and $4,431 in 1995 in
         premiums for medical reimbursement insurance paid by the Company; and $7,790 in 1997, $7,450 in 1996, and $7,132 in 1995 in premiums for supplemental long term disability insurance paid by the Company.

(c) Represents the premium paid by the Company on split dollar life insurance policies.

(d) Represents the premium paid by the Company on a life insurance policy which funds the retirement compensation provided for in Mr. Maier's employment agreement.

(e) Represents premiums paid by the Company on split dollar life insurance policies of $2,216 in 1997, $2,199 in 1996 and $2,252 in 1995, and
         Company matching contributions to the Frisch's Executive Savings Plan of $2,132 in 1997, $2,173 in 1996, and $2,132 in 1995.

(f) Represents premiums paid by the Company on split dollar life insurance policies of $1,276 in 1997 and Company matching contributions to the Frisch's Executive Savings Plan of $1,034 in 1997.

       The 1993 Stock Option Plan was adopted by the Board of Directors and approved by the shareholders. Pursuant to the Plan, options for shares of the Common Stock of the Company are granted to officers and key management personnel, as determined by the Compensation Committee. Under the 1993 Plan, options with terms not in excess of ten years from the date of grant and stock appreciation rights may be granted until May 8, 2004. See "Employment Contracts and Changes-in-Control Arrangements." No options or stock appreciation rights were granted during the fiscal year ended June 1, 1997.

       The following table sets forth information regarding the exercise of stock options by each of the named executive officers during fiscal year ended June 1, 1997 and the value of all remaining options (all of which are exercisable) at June 1, 1997 (all such options were granted under the 1984 Stock Option Plan, the predecessor to the 1993 Stock Option Plan):


                           AGGREGATED OPTION EXERCISES
                               IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                              Value of
                                                                        Number of           unexercised
                                Shares                                 unexercised          in-the-money
                             acquired on           Net value            options at           options at
          Name                 exercise             realized              6/1/97             6/1/97 (1)
          ----                 --------             --------              ------             ----------
Craig F. Maier                    0                    -                  101,891              $3,452
Jack C. Maier                     0                    -                   85,394                0
Marvin G. Fields                  0                    -                   14,229                0
Donald H. Walker                  0                    -                    7,112                0

----------------------------------
(1) As of June 1, 1997, options on 14,090 shares held by Craig F. Maier were in-the-money. The exercise price of all the other listed options exceeded the market price of the Common Stock.

           DEFINED BENEFIT PENSION PLAN AND EXECUTIVE RETIREMENT PLAN

       The Pension Plan adopted by the Board of Directors, in which each of the executive officers of the Company participates, provides payments of annual benefits upon the retirement of employees covered by the Plan.

       Under the qualified Pension Plan, an individual's monthly Pension Plan benefit equals 51% of his or her average monthly compensation minus 50% of monthly Social Security benefits. The benefit of an individual who has less than 28 years of service with the Company is reduced by 1/28 for each year less than 28.

       Average monthly compensation is based upon the participant's five highest consecutive compensation periods. For years prior to 1982, the compensation period is the month of September. For years 1982 through 1991, the compensation period is the month of July. For years after 1991, the compensation period is the entire calendar year, therefore, the monthly compensation for the period is 1/12 of the annual compensation.

       Compensation that is taken into consideration for periods through 1991 consists of regular wages, excluding overtime, bonuses, commissions, special pay, severance pay and expense reimbursements, but including elective contributions to employee benefit plans. Compensation that is taken into consideration for periods after 1991 includes all compensation reported on the participant's W-2 and all elective contributions to a Section 125 or 401(k) plan.

       Amounts set aside under the Plan are computed on an actuarial basis using an aggregate funding method. No contribution was made to the Plan during the fiscal year ended June 1, 1997.

       Estimated annual retirement benefits under the Pension Plan, assuming retirement at age 65 for Messrs. Craig F. Maier, Marvin G. Fields and Donald H. Walker, would be, respectively, $70,000, $77,000 and $40,000.

       Under the Internal Revenue Code, there is an annual limitation on the amount of compensation of each employee that may be taken into account, which is currently set at $150,000. The annual limitation for some of the years prior to 1997 was substantially higher. The Company has adopted an unfunded Executive Retirement Plan which provides to qualified employees whose compensation exceeds the Internal Revenue Code limitation, a supplemental retirement benefit equal to the reduction in their benefits under the Pension Plan. Currently, Messrs. Craig
F. Maier and Marvin G. Fields are eligible, at their normal retirement ages, to receive supplemental annual benefits under the Executive Retirement Plan of $42,530 and $4,704, respectively.

                            COMPENSATION OF DIRECTORS

       The Company pays Directors who are not employees a fee of $600 for each meeting of the Board attended. In addition, Messrs. Geeding, Knapp, Mauch, Nussbaum, and Ruyan are each paid a fee of $12,000 annually, and are paid a fee of $600 for each committee meeting attended.

            EMPLOYMENT CONTRACTS AND CHANGES-IN-CONTROL ARRANGEMENTS

       Pursuant to an employment agreement between the Company and Jack C. Maier, effective June 2, 1997, which was approved by the Board of Directors, Mr. Maier is to be paid for the ensuing two fiscal years a base salary of $300,000 per year. In addition, the agreement provides that upon its expiration or upon Mr. Maier's retirement, disability or death, there shall be paid to Mr. Maier or to his survivors for each of the next ten years the sum of $214,050, adjusted annually to reflect 50% of the annual percentage change in the Consumer Price Index. Alternatively, the recipient may elect at any time to receive in a lump sum the present value of all remaining payments. The agreement also provides that upon cessation of employment, Mr. Maier will, if not prevented by disability, provide consulting services to the Company, for which he shall be paid a fee of $100,000 per year for a maximum of seven years.

       Pursuant to an employment agreement between the Company and Craig F. Maier, effective May 29, 1995, which was approved by the Board of Directors, Mr. Maier is to be paid for the ensuing five fiscal years a base salary of $135,920 per year adjusted annually to reflect 50% of the annual change in the Consumer Price Index. Further the agreement provides that upon Mr. Maier's disability, there shall be paid each year while he is alive for up to ten years a sum equal to 75% of his average compensation (including incentive compensation) over the three preceding calendar years (reduced by any disability benefits received under any disability income plan maintained by the Company), adjusted annually after the first year to reflect 75% of the annual percentage change in the Consumer Price Index. In addition, the agreement provides that Mr. Maier is to be paid for each of the five ensuing fiscal years incentive compensation equal to 3% of the Company's pre-tax consolidated earnings if in such year pre-tax consolidated earnings exceed 5% of total revenue of the Company (adjusted to exclude certain revenue not related to the Company's food service and lodging operations) after giving effect to such incentive compensation payment. Incentive compensation is to be paid 80% in cash and 20% in the Company's Common Stock. The agreement also provides that Mr. Maier will be granted stock options in any year in which incentive compensation is earned. The number of options awarded is calculated by dividing the dollar amount of Mr. Maier's incentive compensation by the average of the highest and the lowest price of the Company's Common Stock during the year for which the incentive compensation was earned and multiplying the result by two. The exercise price of the options shall be equal to the fair market value of the Common Stock on the date of grant. Options may not be exercised until six months after the date granted or such later time period as may be required by the Company's Stock Option Committee, which period may not exceed five years. The options will have a ten year term.

       The provisions of the agreement between the Company and Craig F. Maier with respect to compensation are identical to those in his previous agreement except that the number of stock options which can be earned has been doubled. The first year's base salary is the same as the last year of his previous agreement increased by 50% of the annual percentage change in the Consumer Price Index. The basis for the establishment of the base salary and incentive compensation under the previous agreement was data provided by an independent consultant that was derived from a survey of comparable restaurant companies and data obtained from the proxy statements of publicly held restaurant companies. The base salary was established in the bottom quartile of the base salaries paid by such companies. The incentive compensation formula was designed to tie performance to shareholder value by awarding no incentive compensation unless consolidated pre-tax earnings reach at least 5% of revenue and by permitting the aggregate of the base salary and incentive compensation to reach the top quartile of total compensation paid by the aforesaid companies if consolidated pre-tax earnings projections were achieved. The number of options to be awarded was doubled to increase the equity component of his compensation.

       The Company has entered into agreements with Craig F. Maier and Marvin G. Fields which provide that if there is a change in control of the Company that has not been approved by existing management, the Company shall either continue their employment for up to three years with compensation and perquisites equal to that which they would have received had there not been such a change or terminate their employment and make lump sum payments to them equal to the present value of such compensation and continue such perquisites until the end of the period for which their employment would have continued. The maximum aggregate lump sum payments which would be payable Messrs. Maier and Fields under these agreements if they were terminated on the date of filing of this Form 10-K, would be approximately $693,000 and $548,000, respectively. The discount rate used for determining the amount of such payments was 2.3%, in accordance with provisions of the agreements.

                        COMPENSATION COMMITTEE INTERLOCKS

       The members of the Compensation Committee are Daniel W. Geeding, William
A. Mauch and Barry S. Nussbaum. During the fiscal year ended June 1, 1997, the committee held three meetings. The Compensation Committee establishes policies of the Company with respect to the compensation of executive officers and determines such compensation.

Item 12. - Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

       The following table sets forth information, as of August 19, 1997 (unless a different date is specified in the notes to the table), with respect to each person known by the Board of Directors of the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock.

Name and Address of                                              Amount                 Percent
Beneficial Owner                                           Beneficially Owned           of Class

Blanche F. Maier                                             1,688,673(1)(5)               28.1%
2800 Gilbert Avenue
Cincinnati, OH 45206

Jack C. Maier                                                1,180,529(2)(5)               19.4%
2800 Gilbert Avenue
Cincinnati, OH 45206

Craig F. Maier                                                 998,447(3)(5)               16.3%
2800 Gilbert Avenue
Cincinnati, OH 45206

Karen F. Maier                                                 828,073(4)(5)               13.8%
2800 Gilbert Avenue
Cincinnati, OH 45206

William D. Witter, Inc.                                        674,692(6)                  11.2%
153 East 53rd Street
New York, NY 10022

Dimensional Fund Advisors, Inc.                                407,347(7)                   6.8%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401


Jerry L. Ruyan, 8730 Red Fox Lane, Cincinnati, OH              435,698(8)                   7.3%
45243, and Barry S. Nussbaum, 2775 Via La Valle,
Suite 205, Del Mar, CA 92014


(1) Includes 614,375 shares over which Mrs. Maier has sole voting and investment power, 89,170 shares over which she has sole voting but shared investment power, and 985,128 shares over which she has sole voting power only. The amounts shown above include 1,074,298 shares over which she has sole voting power as voting trustee pursuant to a Voting Trust Agreement dated June 25, 1997, with the following: Jack C. Maier and herself as Co-Trustees under the Will of Shirley Heinichen, deceased as to 89,170 shares; Jack C. Maier, Craig F. Maier and Karen
         F. Maier, as Co-Trustees under the Will of David Frisch, deceased as to 761,933 shares; and Jack C. Maier, as Trustee under agreement with Annette Frisch as to 223,195 shares. See footnotes (2), (3), (4) and
         (5). Not included in this amount are 20,837 shares owned by Jack C. Maier as to which she disclaims beneficial ownership.

(2) Includes 20,837 shares over which Mr. Maier has sole voting and investment power, 223,195 shares over which he has sole investment power only, 851,103 shares over which he shares investment power only and 85,394 shares which he has the right to acquire pursuant to the exercise of employee stock options. The amount shown above includes 761,933 shares over which Mr. Maier, Craig F. Maier and Karen F. Maier share investment power only as Co-Trustees under the will of David Frisch, deceased, and 89,170 shares over which Mr. Maier and Blanche F. Maier share investment power only as Co-Trustees under the Will of Shirley Heinichen, deceased. See footnotes (1), (3), (4) and (5). Not included in this amount are 8,318 shares owned by Blanche F. Maier as to which he disclaims beneficial ownership.

(3) Includes 134,623 shares over which Mr. Maier has sole voting and investment power, 761,933 shares over which Mr. Maier, Jack C. Maier and Karen F. Maier share investment power only as Co-Trustees under the will of David Frisch, deceased, and 101,891 shares which he has the right to acquire pursuant to the exercise of employee stock options. See footnotes (1), (2), (4) and (5).

(4) Includes 61,162 shares over which Ms. Maier has sole voting and investment power, 761,933 shares over which Ms. Maier, Jack C. Maier and Craig F. Maier share investment power only as Co-Trustees under the will of David Frisch, deceased, and 4,978 shares which she has the right to acquire pursuant to the exercise of employee stock options. See footnotes (1), (2), (3) and (5).

(5) Blanche F. Maier is the wife of Jack C. Maier. Craig F. Maier is the son of Jack C. Maier and Blanche F. Maier and the brother of Karen F. Maier. Karen F. Maier is the daughter of Jack C. Maier and Blanche F. Maier and the sister of Craig F. Maier.

(6) The information given is as of February 5, 1997, as reported in an amended Schedule 13G filed with the Securities and Exchange Commission. The percent of class has been adjusted to reflect the reduction in the number of outstanding shares which resulted from the Company's purchase of shares pursuant to a self-tender offer completed August 8, 1997.

(7) The information given is as of February 7, 1997, as reported in an amended Schedule 13G filed with the Securities and Exchange Commission. The percent of class has been adjusted to reflect the reduction in the number of outstanding shares which resulted from the Company's purchase of shares pursuant to a self-tender offer completed August 8, 1997.

(8) The information given is as of August 18, 1997, as reported in an amended Schedule 13D filed with the Securities and Exchange Commission, in which each of the individuals indicates that he is acting together with the other as a group.

         The following table sets forth information, as of August 19, 1997, with respect to the number of shares of Common Stock beneficially owned by (i) each current Director of the Company,(ii) each executive officer of the Company named in the Summary Compensation Table, and (iii) all Directors and executive officers of the Company as a group.

                                                 Amount                 Percent
           Name                            Beneficially Owned           of Class

Jack C. Maier                                    1,180,529(1)             19.4%
Daniel W. Geeding                                    1,057                   *
Malcolm M. Knapp                                         0                   *
Blanche F. Maier                                 1,688,673 (1)            28.1%
Craig F. Maier                                     998,447 (1)            16.3%
William A. Mauch                                     3,740                   *
Barry S. Nussbaum                                  435,698(2)              7.3%
Jerry L. Ruyan                                     435,698(2)              7.3%
Marvin G. Fields                                    21,727(3)                *
Donald H. Walker                                     9,441(4)                *

All Directors and executive
officers as a group (11 persons)                 2,510,193                40.3%

*  Less than 1% of class

(1)    See footnotes (1), (2), (3) and (5) on the preceeding page.

(2)    See footnote (8) above.

(3) Includes 7,498 shares over which Mr. Fields has sole voting and investment power and 14,229 shares which he has the right to acquire pursuant to the exercise of employee stock options.

(4) Includes 2,329 shares over which Mr. Walker has sole voting and investment power and 7,112 shares which he has the right to acquire pursuant to the exercise of employee stock options.

Item 13. - Certain Relationships and Related Transactions
--------   ----------------------------------------------

       During the fiscal year ended June 1, 1997, a franchised restaurant owned by children of Jack C. Maier, an officer and Director of the Company, and Blanche F. Maier, a Director of the Company, made purchases from the Company's commissary totaling $494,343 and paid to the Company advertising fees of $46,911, employee leasing fees of $582,488, payroll and accounting fees of $20,324 and franchise fees of $70,367. Other members of Mr. and Mrs. Maier's family are the owners of a franchised restaurant which during such fiscal year made purchases from the Company's commissary totaling $636,170 and paid to the Company advertising fees of $62,552, employee leasing fees of $796,289, payroll and accounting fees of $23,585 and franchise fees of $93,828.

       During the fiscal year ended June 1, 1997, a franchised restaurant owned by Craig F. Maier, an officer and Director of the Company, made purchases from the Company's commissary totaling $307,857 and paid to the Company advertising fees of $29,800, employee leasing fees of $416,663, payroll and accounting fees of $17,865 and franchise fees of $44,700.

         The above described transactions were effected on terms no less favorable to the Company and no more favorable to the other parties thereto than would have been agreed upon in transactions with persons having no relationship with the Company.


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

              (3) (b) Exhibit (3) (a) to the Registrant's Form 10-Q Quarterly Report for December 15, 1996, being the Code of Regulations, is incorporated herein by reference.

              (3) (c) Exhibit (3) (b) to the Registrant's Form 10-Q Quarterly Report for December 15, 1996, being Amendments to Regulations adopted October 1, 1996, is incorporated herein by reference.

              (3) (d) Exhibit (3) (c) to the Registrant's Form 10-Q Quarterly Report for December 15, 1996, being Amendments to Regulations adopted October 24, 1996, is incorporated herein by reference.

              (10) Material Contracts

              (10) (a) Employment agreement between the Registrant and Jack C. Maier effective June 2, 1997.

              (10) (b) Exhibit (10)(a) to the Registrant's Form 10-K Annual Report for 1995, being employment contract between the Registrant and Jack C. Maier effective May 29,1995, is incorporated herein by reference.

              (10) (c) Exhibit (10)(b) to the Registrant's Form 10-K Annual Report for 1995, being employment contract between the Registrant and Craig F. Maier effective May 29, 1995, is incorporated herein by reference.

              (10) (d) Exhibit 10(a) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Savings Plan effective November 15, 1993, is incorporated herein by reference.

              (10) (e) Exhibit 10(b) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference.

              (10) (f) Exhibit 10(a) to the Registrant's Form 10-K Annual Report for 1994, being the 1993 Stock Option Plan (Appendix A to the Registrant's Proxy Statement dated August 24, 1993), is incorporated herein by reference.

              (10) (g) Exhibit (10)(a) to the Registrant's Form 10-K Annual Report for 1990, being employment contract between the Registrant and Jack C. Maier dated July 20, 1990, is incorporated herein by reference.

              (10) (h) Exhibit (10)(e) to the Registrant's Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference.

              (10) (i) Exhibit (10)(f) to the Registrant's Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference.

              (10) (j) Exhibit (10)(g) to the Registrant's Form 10-K Annual Report for 1990, being Agreement between the Registrant and Craig
              F. Maier dated November 21, 1989, is incorporated herein by reference. There is an identical agreement between the Registrant and Marvin G. Fields.

              (10) (k) Exhibit (10)(f) to the Registrant's amended Form 10-K Annual Report for 1988, being the Restated and Amended Area Franchise Agreement between Elias Brothers Restaurants, Inc. and the Registrant, is incorporated herein by reference.

              (10) (l) Exhibit (99) (b) to the Registrant's Schedule 13E-4 Issuer Tender Offer Statement dated July 14, 1997, being loan agreement between the Registrant and Star Bank, N. A. dated July 9, 1997, is incorporated herein by reference.

              (21) Subsidiaries of the Registrant

              (27) Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 1, 1997. The Company filed Form 8-K on June 17, 1997 consisting of a copy of the Company's press release dated June 10, 1997 pertaining to the closing of fifteen underperforming Big Boy restaurants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FRISCH'S RESTAURANTS, INC.
                                             (Registrant)


                                 By  Donald H. Walker        September 2, 1997
                                     -----------------------------------------
                                     Donald H. Walker               Date
                                     Vice President-Finance and
                                     Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

            Signature                           Title                                          Date
            ---------                           -----                                          ----
                               Chairman of the Board and Director
         Jack C. Maier         (A Principal Executive Officer)                          September 2, 1997
---------------------------                                                         ---------------------
         Jack C. Maier

                               President and Director
        Craig F. Maier         (A Principal Executive Officer)                          September 2, 1997
---------------------------                                                         ---------------------
        Craig F. Maier


       Daniel W. Geeding       Director                                                 September 2, 1997
---------------------------                                                         ---------------------
       Daniel W. Geeding


       Malcolm M. Knapp        Director                                                 September 2, 1997
---------------------------                                                         ---------------------
       Malcolm M. Knapp


       Blanche F. Maier        Director                                                 September 2, 1997
---------------------------                                                         ---------------------
       Blanche F. Maier


       William A. Mauch        Director                                                 September 2, 1997
---------------------------                                                         ---------------------
       William A. Mauch


       Barry S. Nussbaum       Director                                                 September 2, 1997
---------------------------                                                         ---------------------
       Barry S. Nussbaum


        Jerry L. Ruyan         Director                                                 September 2, 1997
---------------------------                                                         ---------------------
        Jerry L. Ruyan