Form 10-Q
period 1997-09-21
FRISCHS RESTAURANTS INC
filed 1997-11-03
CIK 39047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED September 21, 1997               COMMISSION FILE NUMBER 1-7323

                            FRISCH'S RESTAURANTS,INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                           31-0523213
-------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

              2800 GILBERT AVENUE, CINCINNATI, OHIO              45206
--------------------------------------------------------------------------------
            (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code       513-961-2660
                                                              -------------

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


                                          YES     X       NO
                                             ----------       ----------

The total number of shares outstanding of the issuer's no par common stock, as of September 30, 1997 was:

                                    6,005,368

                                TABLE OF CONTENTS



                                                                                PAGE


PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENT OF EARNINGS ............................3

                 CONSOLIDATED BALANCE SHEET ....................................4 - 5

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ................6

                 CONSOLIDATED STATEMENT OF CASH FLOWS ..........................7

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ....................8 - 14


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ...........................15 - 16


PART II - OTHER INFORMATION ....................................................16


                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
          SIXTEEN WEEKS ENDED SEPTEMBER 21, 1997 AND SEPTEMBER 22, 1996
                                   (UNAUDITED)


                                                     1997                1996
                                                -------------       -------------
REVENUE
Sales                                           $  46,136,477       $  51,284,261
Other                                                 392,696             445,517
                                                -------------       -------------
       Total revenue                               46,529,173          51,729,778

COSTS AND EXPENSES
Cost of sales
       Food and paper                              14,415,040          16,218,678
       Payroll and related                         15,201,802          16,854,329
       Other operating costs                       10,983,838          12,658,085
                                                -------------       -------------
                                                   40,600,680          45,731,092

General and administrative                          1,521,548           1,835,338
Advertising                                         1,114,932           1,251,028
Interest                                              786,944             699,521
                                                -------------       -------------

       Total costs and expenses                    44,024,104          49,516,979
                                                -------------       -------------

       Earnings before income taxes                 2,505,069           2,212,799

INCOME TAXES                                          802,000             786,000
                                                -------------       -------------

       NET EARNINGS                             $   1,703,069       $   1,426,799
                                                =============       =============

Primary and fully diluted net earnings
       per share of common stock                $         .25       $         .20
                                                =============       =============

The accompanying notes are an integral part of these statements

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                                                     September 21,          June 1,
                                                                          1997               1997
                                                                     (unaudited)
                                                                     ------------        ------------
CURRENT  ASSETS
Cash                                                                 $    185,450        $    231,453
Receivables
       Trade                                                              981,490           1,037,001
       Other                                                              165,232             190,312
Inventories                                                             3,728,971           3,657,844
Prepaid expenses and sundry deposits                                    1,634,994             957,311
Prepaid and deferred income taxes                                         642,191             808,198
                                                                     ------------        ------------

             Total current assets                                       7,338,328           6,882,119

PROPERTY AND EQUIPMENT - AT COST
Land and improvements                                                  20,199,678          19,788,269
Buildings                                                              49,204,614          48,319,998
Equipment and fixtures                                                 52,715,307          51,021,079
Leasehold improvements and buildings on leased land                    25,004,147          24,913,657
Capitalized leases                                                      8,961,650           9,096,008
                                                                     ------------        ------------
                                                                      156,085,396         153,139,011
       Less accumulated depreciation and amortization                  74,653,933          72,374,953
                                                                     ------------        ------------

             Net property and equipment                                81,431,463          80,764,058

OTHER ASSETS
Intangible assets                                                         755,689             756,943
Investments in land - at cost                                           1,951,854           1,953,130
Property held for sale                                                 11,236,427          13,628,457
Net cash surrender value-life insurance policies                        3,794,607           3,613,878
Deferred income taxes                                                   1,530,868           1,530,868
Other                                                                   2,149,875           2,130,512
                                                                     ------------        ------------

             Total other assets                                        21,419,320          23,613,788
                                                                     ------------        ------------

                                                                     $110,189,111        $111,259,965
                                                                     ============        ============

The accompanying notes are an integral part of these statements

                                   LIABILITIES

                                                                     September 21,          June 1,
                                                                          1997               1997
                                                                     (unaudited)
                                                                     ------------        ------------
CURRENT LIABILITIES
Long-term obligations due within one year
       Long-term debt                                                $  1,700,000        $  1,723,890
       Obligations under capitalized leases                               469,725             470,497
       Self insurance                                                   1,032,131           1,095,993
Accounts payable                                                        8,143,660           6,357,177
Accrued expenses                                                        4,912,778           6,051,004
Income Taxes                                                              368,372                --
                                                                     ------------        ------------

             Total current liabilities                                 16,626,666          15,698,561

LONG-TERM OBLIGATIONS
Long-term debt                                                         33,324,490          17,875,000
Obligations under capitalized leases                                    5,934,180           6,055,682
Self insurance                                                          3,660,193           4,151,229
Other                                                                   2,735,694           2,795,689
                                                                     ------------        ------------

             Total long term obligations                               45,654,557          30,877,600


COMMITMENTS                                                                  --                  --


SHAREHOLDERS' EQUITY
Capital stock
   Preferred stock - authorized, 3,000,000 shares
         without par value; none issued                                      --                  --
   Common stock - authorized, 12,000,000 shares without par
         value; issued, 7,362,279 shares - stated value $1              7,362,279           7,362,279
Additional contributed capital                                         60,427,514          60,427,514
                                                                     ------------        ------------
                                                                       67,789,793          67,789,793
Retained earnings                                                       1,346,579             432,732
                                                                     ------------        ------------

                                                                       69,136,372          68,222,525
Less cost of treasury stock (1,356,911 and 213,945 shares)             21,228,484           3,538,721
                                                                     ------------        ------------

             Total shareholders' equity                                47,907,888          64,683,804
                                                                     ------------        ------------

                                                                     $110,189,111        $111,259,965
                                                                     ============        ============

                 FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          SIXTEEN WEEKS ENDED SEPTEMBER 21, 1997 AND SEPTEMBER 22, 1996
                                   (UNAUDITED)

                                        Common stock
                                      at $1 per share -     Additional
                                        Shares and          contributed          Retained            Treasury
                                          amount              capital            earnings             shares               Total
                                       ------------        ------------        ------------        ------------        ------------

Balance at June 2, 1996                $  7,080,195        $ 56,794,272        $  4,860,713        ($ 3,428,146)       $ 65,307,034
Net earnings for sixteen weeks                 --                  --             1,426,799                --             1,426,799
Dividends
     Cash - $.12 per share                     --                  --              (825,914)               --              (825,914)
                                       ------------        ------------        ------------        ------------        ------------
Balance at September 22, 1996             7,080,195          56,794,272           5,461,598          (3,428,146)         65,907,919
Net loss for thirty-six weeks                  --                  --              (240,152)               --              (240,152)
Treasury shares acquired                       --                  --                  --              (110,575)           (110,575)
Dividends
     Cash - $.12 per share                     --                  --              (873,388)               --              (873,388)
     Stock - 4%                             282,084           3,633,242          (3,915,326)               --                  --
                                       ------------        ------------        ------------        ------------        ------------
Balance at June 1, 1997                   7,362,279          60,427,514             432,732          (3,538,721)         64,683,804
Net earnings for sixteen weeks                 --                  --             1,703,069                --             1,703,069
Treasury shares acquired                       --                  --                  --           (17,689,763)        (17,689,763)
Dividends
     Cash - $.12 per share                     --                  --              (789,222)               --              (789,222)
                                       ------------        ------------        ------------        ------------        ------------

Balance at September 21, 1997          $  7,362,279        $ 60,427,514        $  1,346,579        ($21,228,484)       $ 47,907,888
                                       ============        ============        ============        ============        ============


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          SIXTEEN WEEKS ENDED SEPTEMBER 21, 1997 AND SEPTEMBER 22, 1996
                                   (UNAUDITED)

                                                                         1997                 1996
                                                                     ------------        ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                           $  1,703,069        $  1,426,799
Adjustments to reconcile net income
     to net cash from operating activities:
     Depreciation and amortization                                      2,808,569           3,131,999
     Loss on disposition of assets                                         57,221             240,885
     Changes in assets and liabilities:
        Decrease in receivables                                            80,723             256,807
        Increase in inventories                                           (71,127)           (257,942)
        Increase in prepaid  expenses and sundry deposits                (677,683)           (911,408)
        Decrease in prepaid and deferred income taxes                     166,007             586,272
        Increase in accounts payable                                    1,426,161             675,726
        Decrease in accrued expenses                                   (1,138,226)           (767,283)
        Increase in accrued income taxes                                  368,372             415,545
        (Increase) decrease in other assets                              (405,694)              8,934
        Decrease in self insured obligations                             (554,898)           (751,031)
        (Decrease) increase in other liabilities                          (59,995)            280,564
                                                                     ------------        ------------
            Net cash provided by operating activities                   3,702,499           4,335,867

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Additions to property                                                  (3,676,415)         (4,151,095)
Proceeds from disposition of property                                   2,904,758             310,930
Increase in other assets                                                 (161,508)           (124,980)
                                                                     ------------        ------------
            Net cash (used in) investing activities                      (933,165)         (3,965,145)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings                                               18,144,490           1,000,000
Payment of long-term obligations                                       (2,841,164)           (870,558)
Cash dividends paid                                                      (428,900)           (412,957)
Tender offer stock acquisition                                        (17,689,763)               --
                                                                     ------------        ------------
            Net cash (used in) financing activities                    (2,815,337)           (283,515)
                                                                     ------------        ------------
Net (decrease) increase in cash and equivalents                           (46,003)             87,207
Cash and equivalents at beginning of year                                 231,453             134,944
                                                                     ------------        ------------
Cash and equivalents at end of quarter                               $    185,450        $    222,151
                                                                     ============        ============
Supplemental disclosures:
Interest paid                                                        $    584,196        $    709,489
Income taxes paid                                                         376,044             370,455
Income tax refunds received                                               108,423             586,272
Dividends declared but not paid                                           360,322             412,957

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

Cash and Cash Equivalents
-------------------------

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks totaling $388,000 were included in accounts payable at September 21, 1997.

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at September 21, 1997 and June 1, 1997.

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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Net cash surrender value of life insurance policies includes the cash values of two policies written by a life insurance company that has been under an order of rehabilitation since August, 1994. As had been expected, an assumption reinsurance agreement has been reached with a creditworthy carrier that fully preserves cash values and which contains rights and benefits comparable with the original policies. Restraints on policy loans, surrenders and reductions in face amounts, which were imposed by the order of rehabilitation, will remain in effect for six months after the agreement is closed. The closing, which is subject to court and regulatory approval, is anticipated during the fourth quarter of calendar 1997.

New Store Opening Costs
-----------------------

New store opening costs are capitalized and amortized over a one year period from the date each new store opened. Items capitalized include new employee training costs, the cost of an employee team to coordinate the opening and the cost of certain replacement items such as uniforms and china. Opening expense for the sixteen weeks was $35,000 at September 21, 1997 and $204,000 at September 22, 1996.

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

Investment in Sports Franchise
------------------------------

The Company's limited partnership investment in the Cincinnati Reds professional baseball team is carried at cost. Distributions of partnership income are recorded in earnings when received. The Company has committed to actively pursue the sale of this asset (see note C).

Stock Based Compensation
------------------------

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation." When required, pro forma disclosures of net income and earnings per share based on options granted and stock issued are reflected in Note F - Capital Stock.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Accounting for the Impairment of Long-Lived Assets
--------------------------------------------------

In the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires impairment losses to be recognized on long-lived assets, whether used in the operation of the business or held for disposal, when events or changes in circumstances indicate that the assets' carrying amount may not be fully recoverable. The Company considers a history of cash flow losses in established areas to be its primary indicator of potential impairment. The immediate effect upon adoption was immaterial.

During the fourth quarter of fiscal 1997, the Company made a further review of operations in those markets in which losses occurred and determined that all ten restaurants in the Indianapolis market and five other restaurants in three other areas should be closed. The restaurants chosen for closing incurred a combined pre-tax operating loss of approximately $2,200,000 in fiscal 1997, of which $700,000 was incurred in the quarter that ended September 22, 1996. A non-cash pre-tax charge of $4,600,000 was recorded as an impairment loss to reduce the carrying costs of the properties to net realizable value as determined by the Company's experience in disposing of other unprofitable restaurant properties and estimates provided by real estate brokers.

NOTE B - PROPERTY HELD FOR SALE

Of the fifteen properties closed at the end of fiscal 1997 as described in note A, three were disposed of during the quarter ended September 21, 1997. The sale proceeds were used to repay borrowings under the loan agreement that funded the Company's recent modified "Dutch Auction" self-tender offer (see notes C and F). The remaining twelve properties are listed for sale with a broker, and are carried at a net realizable value of approximately $10,250,000 on the Company's balance sheet at September 21, 1997 as a component of the caption "Property held for sale." The Company expects to dispose of the majority of these restaurant properties within the next nine to fifteen months. Certain surplus land and one other former restaurant location are also currently held for sale.

NOTE C - LONG-TERM DEBT

                                              September 21, 1997              June 1, 1997
                                          ---------------------------    ----------------------
                                             Payable      Payable         Payable      Payable
                                             within        after           within       after
                                            one year     one year         one year     one year
                                            -------     ---------          -------     ---------
                                                                (in thousands)
Revolving credit loan                       $     -     $  12,000          $     -     $  11,000
Term loan                                     1,500         6,500            1,500         6,875
Tender offer loan                                 -        14,824                -             -
Other                                           200             -              224             -
                                            -------     ---------          -------     ---------
                                            $ 1,700     $  33,324          $ 1,724     $  17,875
                                            =======     =========          =======     =========

The portion payable after one year matures as follows:

                                                           September 21,        June 1,
                                                               1997              1997
                                                            ---------        ---------
                                                                  (in thousands)
                                Period ending in 1999       $  28,324        $   1,500
                                                 2000           1,500           12,500
                                                 2001           1,500            1,500
                                                 2002           1,500            1,500
                                   Subsequent to 2002             500              875
                                                            ---------        ---------

                                                            $  33,324        $  17,875
                                                            =========        =========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LONG-TERM DEBT (CONTINUED)

The revolving credit loan is a $16,000,000 line of credit, $12,000,000 of which is outstanding at September 21, 1997. This credit loan matures on September 1, 1999, unless extended. Interest is payable quarterly determined by various indices, currently 6.65%. The term loan is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate up to a maximum of 7.5% through December 31, 1997. The rate for the final five years shall also be equal to the prime rate, not to exceed 8.5%.

The tender offer loan was arranged to fund the Company's repurchase of up to 1,000,000 shares of the Company's common stock in August 1997 (see note F). Of $17,144,000 borrowed, $2,320,000 had been repaid as of September 21, 1997 (see note B), reducing the balance outstanding to $14,824,000. The loan agreement matures on August 15, 1999. Interest is payable monthly at the lender's prime rate or a LIBOR-adjusted rate, at the option of the Company. The LIBOR-adjusted rate of 7.16% was in effect as of September 21, 1997. The loan is collateralized by the real property and equipment owned by the Company at the twelve remaining restaurant locations (see note B), the cash value of all life insurance policies owned by the Company and a security assignment of the after tax proceeds from the possible sale of the Company's limited partnership investment in the Cincinnati Reds professional baseball team. The Company expects to repay borrowings under the loan agreement through the sale of the remaining restaurant properties and its interest in the Cincinnati Reds, and is required by the loan agreement to immediately apply the after tax proceeds from the sale of these assets against the outstanding indebtedness. Internally generated funds may also be needed to service the debt. When the credit facility is retired, the Company's $16,000,000 revolving line of credit will be restored to $20,000,000.

These loan agreements contain covenants relating to net worth, interest expense, debt and capitalization changes, asset dispositions, investments, leases, and restrictions on pledging certain restaurant operating assets.

Other debt includes industrial revenue bonds that were issued in 1978, payable in annual installments of $200,000 through 1998 and bear interest at 7.4%. Property and equipment having a book value at September 21, 1997 of $4,032,000 is pledged as collateral for the bonds.

The Company also has a $1,978,000 outstanding letter of credit in support of its self insurance program.

NOTE D - LEASED PROPERTY

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

An analysis of the leased property follows:

                                                           Asset balances at
                                                      --------------------------
                                                       Sept. 21,        June 1,
                                                      ---------         --------
                                                         1997            1997
                                                            (in thousands)
           Restaurant facilities                      $  7,985          $  8,119
           Equipment                                       977               977
                                                      ---------         --------
                                                         8,962             9,096
                Less accumulated amortization           (4,931)           (4,924)
                                                      ---------         -------
                                                      $  4,031          $  4,172
                                                      =========         ========

Total rental expense of operating leases for the sixteen weeks was $420,000 at September 21, 1997 and $481,000 at September 22, 1996.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                    Capitalized           Operating
                 Period ending September 21,           leases               leases
                 ---------------------------         ---------            --------
                                                              (in thousands)
                 1998                                 $  1,133            $  1,162
                 1999                                    1,068               1,108
                 2000                                    1,014               1,010
                 2001                                      903                 885
                 2002                                      876                 674
                 2003 to 2020                            6,063               3,528
                                                      --------            --------
                     Total                              11,057            $  8,367
                                                                          ========
                 Amount representing interest           (4,653)
                                                      --------
                 Present value of obligations            6,404
                 Portion due within one year              (470)
                                                      --------

                 Long-term obligations                $  5,934
                                                      ========

NOTE E - INCOME TAXES

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

NOTE F - CAPITAL STOCK

Stock Options
-------------

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

The 1984 Stock Option Plan expired May 8, 1994. Outstanding options are exercisable within ten years from the date of grant, the majority of which will expire in May 1998. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends in accordance with the anti-dilution provisions of the plan. Transactions involving the 1984 plan are summarized below:

                                            Sixteen weeks ended              Sixteen weeks ended
                                            September 21, 1997               September 22, 1996
                                        --------------------------         ----------------------
                                         No. of            Option           No. of            Option
                                         Shares             Price           Shares             Price
                                         ------             -----           ------             -----
Outstanding and exercisable at
  beginning of year                       259,835    $14.38 to $20.83        259,423   $14.95 to $21.66
Granted during the quarter                      0                                  0
Exercised during the quarter                    0                                  0
Expired during the quarter                      0                             (4,787)  $17.48
                                        ---------                          ---------
Outstanding and exercisable at
  end of quarter                          259,835    $14.38 to $20.83        254,636   $14.95 to $21.66
                                        =========                          =========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK (CONTINUED)

Based upon information presented in the above table, pro forma disclosures of net income and earnings per share as required by SFAS 123 are unnecessary.

The Company also has reserved 58,492 common shares for issuance under the Frisch Executive Savings Plan. Shares reserved under these plans have been adjusted for stock dividends. There are no other outstanding options, warrants or rights.

Modified "Dutch Auction" Self-Tender Offer
------------------------------------------

On July 8, 1997, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company's common stock from existing shareholders subject to the terms of a modified "Dutch Auction" self-tender offer. The tender offer provided for a net cash price not greater than $17.00 nor less than $15.00 per share. Repurchases of 1,142,966 shares at $15.00 per share were completed on August 15, 1997 at a cost of approximately $17,690,000. As permitted by the terms of the offer, the Company increased the number of shares repurchased by 142,966 shares. Since 1,212,479 shares were tendered at $15.00 per share, a proration was made among the shareholders who tendered at that price. Before the repurchase of the shares, the Company had 7,148,334 shares of common stock outstanding. After the repurchase, the Company has 6,005,368 shares of common stock outstanding.

Earnings Per Share
------------------

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


                                                               Weighted average
                                                                 common shares
                                                                 (Primary and
                                                                fully diluted)
                                                                --------------

                  Quarter ending September 21, 1997                6,760,542
                  Quarter ending September 22, 1996                7,156,789

The Company is required to adopt Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" in the third quarter of fiscal year 1998. SFAS 128 simplifies current standards by requiring a presentation of basic earnings per share (EPS), and if applicable, diluted EPS, instead of primary and fully diluted EPS. There is expected to be no material effect on restatement of prior period EPS data.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - PENSION PLANS

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at June 1, 1997 and June 2, 1996 (latest available data, in thousands):

                                                                                           1997          1996
                                                                                         --------      --------
Plan assets at fair market value, primarily marketable securities and insurance funds    $ 19,242      $ 18,597
                                                                                         --------      --------
Actuarial present value of benefit obligations:
       Vested benefits                                                                      9,217         9,895
       Non vested benefits                                                                  1,033           802
                                                                                         --------      --------
Accumulated benefit obligations                                                            10,250        10,697
Effect of projected future salary increases                                                 3,542         2,997
                                                                                         --------      --------
Projected benefit obligations                                                              13,792        13,694
                                                                                         --------      --------
Plan assets in excess of projected benefit obligations (including approximately
       $361 at 1997 and $369 at 1996 withdrawable by participants upon demand)              5,450         4,903
Unrecognized net gains                                                                     (5,284)       (4,349)
Unrecognized prior service cost                                                               739           641
Unrecognized net transition (assets)                                                       (1,185)       (1,421)
                                                                                         --------      --------

Net accrued pension cost included in the balance sheet                                   $   (280)     $   (226)
                                                                                         ========      ========

Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:


                                                                     1997               1996
                                                                  ---------           ------
Expected long-term rate of return on plan assets                  8.50%               8.50%
Weighted average discount rate                                    7.25                7.25
Rate of increase in compensation levels                           5.50                5.50

Pension expense for the sixteen weeks ended September 21, 1997 and September 22, 1996 was approximately $82,000 and $63,000, respectively.

NOTE H - COMPANY REPRESENTATIONS

The financial information is unaudited, but in the opinion of management includes all adjustments (all of which were normal and recurring) necessary for a fair presentation of results of operations for such periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Total revenue was $46,529,000 for the first quarter of fiscal 1998, a decrease of $5,201,000 or 10.1% from a year ago. The closing of fifteen unprofitable Big Boy restaurants at the end of last year accounted for $4,625,000 of the decrease. Also, same store sales were down for the quarter. Menu prices were increased approximately 3% and 2%, respectively, in the second and third quarters of fiscal 1997. Another menu increase of approximately 2% was implemented shortly before the quarter ended September 21, 1997. Hotel revenue was flat during the quarter.

Cost of sales decreased $5,130,000 or 11.2%, as costs fell to 87.3% of revenue from 88.4% last year. Closing the fifteen restaurants was the principal factor behind the improvement. In addition, favorable claims experience in the Company's self insurance programs allowed estimates for future obligations to be lowered again. However, this year's favorable adjustment was $1,030,000 below last year's first quarter adjustment. Had these reserve adjustments not been made, payroll and related expense would have been 33.7% and 34.9% of revenue, respectively, in the first quarters of fiscal 1998 and 1997. The reduction reflects the elimination of higher payroll costs in the Indianapolis area where ten of the closed restaurants operated. Included in last year's other operating costs was a charge of $485,000 to write off future occupancy costs of leased property.

General and administrative expense was $314,000 or 17.1% lower than last year due primarily to the costs of the proxy contest last year and a gain on the sale of a former Big Boy restaurant this year.

Interest expense increased $87,000 or 12.5%, increasing to 1.7% of revenue from 1.4% last year. The increase included $121,000 on the loan that funded the Company's recent repurchase of common stock. Despite the increase, the ratio of pre-tax earnings to total interest expense remained approximately the same. Average interest rates on the Company's revolving credit loan were slightly higher this year. Interest expense is expected to continue increasing as the year progresses because of the additional debt that funded the stock repurchase.

The estimated annual income tax rate is 32% this year versus 35.5% last year. Lower state income taxes are anticipated this year. The Taxpayer Relief Act of 1997 expanded the Work Opportunity Tax Credit and created a new Welfare-to-Work tax credit for hiring certain disadvantaged workers. The Company is currently evaluating the potential impact of these credits on its 1998 effective tax rate.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $3,700,000, generated principally from net income and depreciation. These funds were utilized for capital expenditures, debt service and dividends.

Investing activities included $3,680,000 in capital expenditures. These consisted of $1,230,000 to remodel Big Boy restaurants and renovate the hotel properties, $1,280,000 for management information systems, including the new point-of-sale system, and $1,170,000 in routine equipment replacements and other capital outlays. Proceeds from property sales were $2,900,000, of which $2,300,000 was from the disposal of three of the fifteen restaurants closed last year.

Financing activities consisted principally of transactions involving the stock repurchase plan that was completed on August 15, 1997, which is more fully described in note F to the consolidated financial statements. During the quarter, 1,142,966 shares of common stock were repurchased at a cost of $17,690,000. Funding was provided by a loan agreement under which $17,144,000 was borrowed. The terms of the agreement required the application of $2,320,000 of the proceeds from property sales to be used to repay the debt. Until the loan is substantially reduced, the Company does not plan to build any new Big Boy restaurants. Financing activities also included $1,000,000 of new debt. Scheduled long-term debt payments of $520,000 were made and a regular quarterly dividend to shareholders of $430,000 was paid. Future dividend pay-outs will be lower, reflecting the lower number of shares outstanding after 1,142,966 shares of stock were repurchased.

Looking ahead, the Company expects funds from operations, supplemented with seasonal borrowing during the low-volume winter months, to be sufficient to cover planned capital spending, scheduled debt service and regular quarterly dividends. Hotel renovations and Big Boy remodelings will continue. Through September 21, 1997, the point of sale system has been installed in sixteen restaurants. Eight installations are scheduled during the second quarter requiring a capital outlay of approximately $50,000 per restaurant.

Safe Harbor Statement
---------------------

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that are not historical facts are forward looking statements as that item is defined in the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Such risks and uncertainties include, but are not limited to, the following: estimates used in preparing financial statements; seasonal weather conditions, particularly in the third quarter; intense competition; changes in business strategy and development plans; consumer perceptions of value, food quality and food safety; changing demographics and consumer preferences; changes in the supply and cost of food and labor; the effects of inflation and variable interest rates; legal claims; and changes in governmental regulations regarding the environment and changes in tax laws. The Company undertakes no obligation to update the forward-looking statements that may be contained in this MD&A.

PART II - OTHER INFORMATION
---------------------------

Items 1, 2, 3, 4 and 5, the answers to which are either "none" or "not applicable", are omitted.

Item 6.  Exhibits and reports on Form 8-K.

           a) Exhibits

         (27) Financial Data Schedule

           b) Reports on Form 8-K.
              The Company filed the following Forms 8-K:


                   On June 17, 1997 consisting of a copy of the Company's press release dated June 10, 1997 pertaining to the closing of fifteen underperforming Big Boy restaurants.

                   On October 8, 1997 consisting of a copy of the Company's press release dated October 3, 1997 pertaining to the election of directors at the annual Shareholders Meeting scheduled for November 24, 1997.


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


                                                    FRISCH'S RESTAURANTS, INC.
                                                    --------------------------
                                                           (registrant)


DATE     November 3, 1997
    --------------------------
         November 3, 1997


                                                    BY  /s/ DONALD H. WALKER
                                                        ---------------------
                                                           Donald H. Walker
                                                   Vice President - Finance and
                                                    Principal Financial Officer