Form 10-Q
period 1997-12-14
FRISCHS RESTAURANTS INC
filed 1998-01-26
CIK 39047

                                   FORM 10-Q

                      SECURITITES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED DECEMBER 14, 1997               COMMISSION FILE NUMBER 1-7323

                           FRISCH'S RESTAURANTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                          31-0523213
-------------------------------                     ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

2800 GILBERT AVENUE, CINCINNATI, OHIO                 45206
-------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code         513-961-2660
                                                           ------------

                                 Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES X     NO
                                   --       --

The total number of shares outstanding of the issuer's no par common stock, as of December 31, 1997 was:

                                    6,005,368

                                TABLE OF CONTENTS


                                                                          PAGE

PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENT OF EARNINGS........................3

                    CONSOLIDATED BALANCE SHEET............................4 - 5

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY............6

                    CONSOLIDATED STATEMENT OF CASH FLOWS......................7

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........8 - 14


         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.................15 - 16


PART II - OTHER INFORMATION                                               17-18

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                 Twenty-eight Weeks Ended                Twelve Weeks Ended
                                             ----------------------------------   ----------------------------------
                                              December 14,      December 15,       December 14,      December 15,
                                                  1997              1996               1997              1996
                                             ----------------  ----------------   ----------------  ----------------

REVENUE
Sales                                            $81,765,571       $90,507,996        $35,629,094       $39,223,735
Other                                                690,103           829,059            297,407           383,542
                                                 ------------      ------------       ------------      -----------
       Total revenue                              82,455,674        91,337,055         35,926,501        39,607,277

COSTS AND EXPENSES
Cost of sales
       Food and paper                             25,480,947        28,767,053         11,065,907        12,548,375
       Payroll and related                        27,122,088        30,091,303         11,920,286        13,236,974
       Other operating costs                      19,402,562        22,073,692          8,418,724         9,415,607
                                                 ------------      ------------       ------------      -----------
                                                  72,005,597        80,932,048         31,404,917        35,200,956
General and administrative                         2,386,412         3,269,233            864,864         1,433,895
Advertising                                        1,981,990         2,207,621            867,058           956,593
Interest                                           1,550,579         1,263,686            763,635           564,165
                                                 ------------      ------------       ------------      -----------

       Total costs and expenses                   77,924,578        87,672,588         33,900,474        38,155,609
                                                 ------------      ------------       ------------      -----------

       Earnings before income taxes                4,531,096         3,664,467          2,026,027         1,451,668

INCOME TAXES                                       1,450,000         1,301,000            648,000           515,000
                                                 ------------      ------------       ------------      -----------

       NET EARNINGS                             $  3,081,096      $  2,363,467        $ 1,378,027       $   936,668
                                                =============     =============       ============      ===========

Primary and fully diluted net earnings
       per share of common stock                        $.48              $.33               $.23              $.13
                                                =============     =============       ============      ===========

The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                       December 14,                June 1,
                                                                           1997                     1997
                                                                        (unaudited)
                                                                       --------------            -------------

CURRENT ASSETS
Cash                                                                     $    837,607             $    231,453
Receivables
       Trade                                                                  970,637                1,037,001
       Other                                                                  162,225                  190,312
Inventories                                                                 3,750,025                3,657,844
Prepaid expenses and sundry deposits                                        1,302,054                  957,311
Prepaid and deferred income taxes                                             587,780                  808,198
                                                                         ------------             ------------
             Total current assets                                           7,610,328                6,882,119

PROPERTY AND EQUIPMENT
Land and improvements                                                      20,165,146               19,788,269
Buildings                                                                  49,378,659               48,319,998
Equipment and fixtures                                                     53,273,910               51,021,079
Leasehold improvements and buildings on leased land                        25,407,093               24,913,657
Capitalized leases                                                          8,682,298                9,096,008
                                                                         ------------             ------------
                                                                          156,907,106              153,139,011
       Less accumulated depreciation and amortization                      75,181,043               72,374,953
                                                                         ------------             ------------

             Net property and equipment                                    81,726,063               80,764,058

OTHER ASSETS
Intangible assets                                                             754,748                  756,943
Investments in land                                                         1,951,854                1,953,130
Property held for sale                                                     10,305,681               13,628,457
Net cash surrender value-life insurance policies                            3,833,800                3,613,878
Deferred income taxes                                                       1,530,868                1,530,868
Other                                                                       2,300,809                2,130,512
                                                                         ------------             ------------

             Total other assets                                            20,677,760               23,613,788
                                                                         ------------             ------------

                                                                         $110,014,151             $111,259,965
                                                                         ============             ============

The accompanying notes are an integral part of these statements.

                                   LIABILITIES


                                                                       December 14,                June 1,
                                                                           1997                     1997
                                                                        (unaudited)
                                                                      ----------------         ----------------

CURRENT LIABILITIES
Long-term obligations due within one year
       Long-term debt                                                    $  1,700,000             $  1,723,890
       Obligations under capitalized leases                                   468,265                  470,497
       Self insurance                                                       1,052,206                1,095,993
Accounts payable                                                            7,378,114                6,357,177
Accrued expenses                                                            5,190,699                6,051,004
Income Taxes                                                                  373,646                            -
                                                                         -------------            -------------

             Total current liabilities                                     16,162,930               15,698,561

LONG-TERM OBLIGATIONS
Long-term debt                                                             32,704,490               17,875,000
Obligations under capitalized leases                                        5,820,937                6,055,682
Self insurance                                                              3,762,150                4,151,229
Other                                                                       2,698,104                2,795,689
                                                                         -------------            -------------

             Total long term obligations                                   44,985,681               30,877,600

COMMITMENTS                                                                         -                        -

SHAREHOLDERS' EQUITY
Capital stock
       Preferred stock - authorized, 3,000,000 shares
             without par value; none issued                                         -                        -
       Common stock - authorized, 12,000,000 shares without par
             value; issued, 7,362,279 shares - stated value $1              7,362,279                7,362,279
Additional contributed capital                                             60,427,514               60,427,514
                                                                         ------------             ------------
                                                                           67,789,793               67,789,793
Retained earnings                                                           2,304,231                  432,732
                                                                         ------------             ------------

                                                                           70,094,024               68,222,525
Less cost of treasury stock (1,356,911 and 213,945 shares)                 21,228,484                3,538,721
                                                                         ------------             ------------

             Total shareholders' equity                                    48,865,540               64,683,804
                                                                         ------------             ------------

                                                                         $110,014,151             $111,259,965
                                                                         ============             ============

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   TWENTY-EIGHT WEEKS ENDED DECEMBER 14, 1997
                              AND DECEMBER 15, 1996
                                   (UNAUDITED)



                                           Common stock
                                           at $1 per share  Additional
                                            Shares and      contributed      Retained         Treasury
                                              amount          capital        earnings          shares          Total
                                           -------------  --------------- --------------  ---------------  --------------

Balance at June 2, 1996                      $7,080,195      $56,794,272     $4,860,713      ($3,428,146)    $65,307,034

Net earnings for twenty-eight weeks                   -                -      2,363,467                -       2,363,467

Treasury shares acquired                              -                -              -         (110,575)       (110,575)

Dividends
     Cash - $.18 per share                            -                -     (1,270,402)               -      (1,270,402)
     Stock - 4%                                 282,084        3,633,242     (3,915,326)               -               -
                                             -----------    -------------   ------------    -------------    -----------

Balance at December 15, 1996                  7,362,279       60,427,514      2,038,452       (3,538,721)     66,289,524

Net loss for twenty-four weeks                        -                -     (1,176,820)               -      (1,176,820)

Dividends
     Cash - $.06 per share                            -                -       (428,900)               -        (428,900)
                                             -----------    -------------   ------------    -------------    -----------

Balance at June 1, 1997                       7,362,279       60,427,514        432,732       (3,538,721)     64,683,804

Net earnings for twenty-eight weeks                   -                -      3,081,096                -       3,081,096

Treasury shares acquired                              -                -              -      (17,689,763)    (17,689,763)

Dividends
     Cash - $.19 per share                            -                -     (1,209,597)               -      (1,209,597)
                                             ----------     ------------    -----------     ------------     -----------

Balance at December 14, 1997                 $7,362,279      $60,427,514     $2,304,231     ($21,228,484)    $48,865,540
                                             ==========     ============    ===========     ============     ===========


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
        TWENTY-EIGHT WEEKS ENDED DECEMBER 14, 1997 AND DECEMBER 15, 1996
                                   (UNAUDITED)


                                                                                         1997              1996
                                                                                   ---------------    -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                            $ 3,081,096       $ 2,363,467
Adjustments to reconcile net income
     to net cash from operating activities:
     Depreciation and amortization                                                      4,933,858         5,604,474
      (Gain) loss on disposition of assets                                                (60,156)          332,363
     Changes in assets and liabilities:
        Decrease in receivables                                                            94,451           319,209
        Increase in inventories                                                           (92,180)         (573,707)
        Increase in prepaid  expenses and sundry deposits                                (344,743)         (111,408)
        Decrease in prepaid and deferred income taxes                                     220,418           586,272
        Increase in accounts payable                                                      600,561           143,117
        Decrease in accrued expenses                                                     (860,305)         (467,910)
        Increase in accrued income taxes                                                  373,646           265,022
        (Increase) decrease in other assets                                              (516,573)            8,934
        Decrease in self insured obligations                                             (432,866)       (1,278,857)
        (Decrease) increase in other liabilities                                          (97,585)          258,716
                                                                                      ------------      -----------
            Net cash provided by operating activities                                   6,899,622         7,449,692

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Additions to property and equipment                                                    (6,380,668)       (6,570,992)
Proceeds from disposition of property                                                   4,200,471           313,185
Increase in other assets                                                                 (202,909)          (85,118)
                                                                                      ------------      -----------
            Net cash (used in) investing activities                                    (2,383,106)       (6,342,925)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings                                                               18,644,490         1,500,000
Payment of long-term obligations                                                       (4,075,868)       (1,384,629)
Cash dividends paid                                                                      (789,221)         (825,913)
Treasury share transactions                                                           (17,689,763)         (110,575)
                                                                                      ------------      -----------
            Net cash (used in) financing activities                                    (3,910,362)         (821,117)
                                                                                      ------------      -----------

Net increase in cash and equivalents                                                      606,154           285,650
Cash and equivalents at beginning of year                                                 231,453           134,944
                                                                                      ------------      -----------

Cash and equivalents at end of second quarter                                         $   837,607       $   420,594
                                                                                      ============      ===========
Supplemental disclosures:
Stock dividends issued                                                                $         -        $3,915,326
Interest paid                                                                           1,390,060         1,326,217
Income taxes paid                                                                         978,199         1,086,251
Income tax refunds received                                                               122,263           636,545
Dividends declared but not paid                                                           420,376           444,489


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

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at December 14, 1997 and June 1, 1997.

Inventories
-----------

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Income Taxes
------------

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives of the assets. Investments in land, consisting of land on which construction is not likely within the next twelve months, is stated at cost.

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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Net cash surrender value of life insurance policies includes the cash values of two policies written by a life insurance company that has been under an order of rehabilitation since August, 1994. As had been expected, an assumption reinsurance agreement has been reached with a creditworthy carrier that fully preserves cash values and which contains rights and benefits comparable with the original policies. Restraints on policy loans, surrenders and reductions in face amounts, which were imposed by the order of rehabilitation, will remain in effect for six months after the agreement is closed. The closing, which is subject to court and regulatory approval, is anticipated on December 31, 1997.

New Store Opening Costs
-----------------------

New store opening costs are capitalized and amortized over a one year period from the date each new store opened. Items capitalized include new employee training costs, the cost of an employee team to coordinate the opening and the cost of certain replacement items such as uniforms and china. Opening expense for the twenty-eight weeks was $35,000 at December 14, 1997 and $338,000 at December 15, 1996.

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

During the fourth quarter of fiscal 1997, the Company made a further review of operations in those markets in which losses occurred and determined that all ten restaurants in the Indianapolis market and five other restaurants in three other areas should be closed. The restaurants chosen for closing incurred a combined pre-tax operating loss of approximately $2,200,000 in fiscal 1997, of which $1,370,000 was incurred through the two quarters that ended December 15, 1996. A non-cash pre-tax charge of $4,600,000 was recorded as an impairment loss to reduce the carrying costs of the properties to net realizable value as determined by the Company's experience in disposing of other unprofitable restaurant properties and estimates provided by real estate brokers.

NOTE B - PROPERTY HELD FOR SALE

Of the fifteen properties closed at the end of fiscal 1997 as described in note A, four were disposed of through the two quarters ended December 14, 1997. The sale proceeds were used to repay borrowings under the loan agreement that funded the Company's recent modified "Dutch Auction" self-tender offer (see notes C and F). The remaining eleven properties are listed for sale with a broker, and are carried at a net realizable value of approximately $9,555,000 on the Company's balance sheet at December 14, 1997 as a component of the caption "Property held for sale." The Company expects to dispose of the majority of these restaurant properties within the next six to twelve months. Certain surplus land is also currently held for sale and is stated at cost.

NOTE C - LONG-TERM DEBT

                                               December 14, 1997                June 1, 1997
                                             ---------------------           -------------------
                                              Payable      Payable           Payable      Payable
                                              within        after             within       after
                                             one year     one year           one year     one year
                                            ---------    ----------          --------     --------
                                                                (in thousands)
Revolving credit loan                       $     -     $  12,500          $     -     $  11,000
Term loan                                     1,500         6,125            1,500         6,875
Tender offer loan                                 -        14,079                -             -
Other                                           200             -              224             -
                                            -------     ---------          -------     ---------
                                            $ 1,700     $  32,704          $ 1,724     $  17,875
                                            =======     =========          =======     =========


The portion payable after one year matures as follows:

                                                           December 14,         June 1,
                                                               1997              1997
                                                           ------------       ----------
                                                                  (in thousands)
                                Period ending in 1999       $  28,079        $   1,500
                                                 2000           1,500           12,500
                                                 2001           1,500            1,500
                                                 2002           1,500            1,500
                                   Subsequent to 2002             125              875
                                                            ---------        ---------

                                                            $  32,704        $  17,875
                                                            =========        =========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C - LONG-TERM DEBT (CONTINUED)

The revolving credit loan is a $16,000,000 line of credit, $12,500,000 of which is outstanding at December 14, 1997. This credit loan matures on September 1, 1999, unless extended. Interest is payable quarterly determined by various indices, currently 6.8%. The term loan is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate up to a maximum of 7.5% through December 31, 1997. The rate for the final five years shall also be equal to the prime rate, not to exceed 8.5%.

The tender offer loan was arranged to fund the Company's repurchase of up to 1,000,000 shares of the Company's common stock in August 1997 (see note F). Of $17,144,000 borrowed, $3,065,000 had been repaid as of December 14, 1997 (see note B), reducing the balance outstanding to $14,079,000. The loan agreement matures on August 15, 1999. Interest is payable monthly at the lender's prime rate or a LIBOR-adjusted rate, at the option of the Company. The LIBOR-adjusted rate of 7.2% was in effect as of December 14, 1997. The loan is collateralized by the real property and equipment owned by the Company at the eleven remaining restaurant locations (see note B), the cash value of all life insurance policies owned by the Company and a security assignment of the after tax proceeds from the possible sale of the Company's limited partnership investment in the Cincinnati Reds professional baseball team. The Company expects to repay borrowings under the loan agreement through the sale of the remaining restaurant properties and its interest in the Cincinnati Reds, and is required by the loan agreement to immediately apply the after tax proceeds from the sale of these assets against the outstanding indebtedness. Internally generated funds may also be needed to service the debt. When the credit facility is retired, the Company's $16,000,000 revolving line of credit will be restored to $20,000,000.

These loan agreements contain covenants relating to net worth, interest expense, debt and capitalization changes, asset dispositions, investments, leases, and restrictions on pledging certain restaurant operating assets.

Other debt includes industrial revenue bonds bearing interest at 7.4% that were issued in 1978. A final installment of $200,000 is due June 1, 1998. Property and equipment having a book value at December 14, 1997 of $4,340,000 is pledged as collateral for the bonds.

The Company also has a $1,978,000 outstanding letter of credit in support of its self insurance program.

NOTE D - LEASED PROPERTY

The Company has capitalized the leased property of 47% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2004. The Company also occupies office space under an operating lease which expires during 2003, with a renewal option available through 2013.

An analysis of the leased property follows:

                                                           Asset balances at
                                                       Dec. 14,         June 1,
                                                         1997             1997
                                                       --------         --------
                                                            (in thousands)
           Restaurant facilities                      $  7,705          $  8,119
           Equipment                                       977               977
                                                      ---------         --------
                                                         8,682             9,096
                Less accumulated amortization           (4,788)           (4,924)
                                                      ---------          -------
                                                      $  3,894          $  4,172
                                                      =========         ========



Total rental expense of operating leases for the twenty-eight weeks was $755,000 at December 14, 1997 and $835,000 at December 15, 1996.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE D - LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                           Capitalized          Operating
                  Period ending December 14,                 leases              leases
                  --------------------------                 ------              ------
                                                                    (in thousands)
                  1998                                    $ 1,119            $  1,196
                  1999                                      1,062               1,194
                  2000                                        974               1,079
                  2001                                        901                 918
                  2002                                        873                 739
                  2003 to 2020                              5,843               3,333
                                                          -------            --------
                      Total                                10,772            $  8,459
                                                                             ========
                  Amount representing interest             (4,483)
                                                          -------
                  Present value of obligations              6,289
                  Portion due within one year                (468)
                                                          -------

                  Long-term obligations                   $ 5,821
                                                          =======


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


                                         Twenty-eight weeks ended                    Twenty-eight weeks ended
                                             December 14, 1997                           December 15, 1996
                                             -----------------                           -----------------
                                         No. of            Option                    No. of            Option
                                         Shares             Price                    Shares             Price
                                         ------             -----                    ------             -----
Outstanding and exercisable at
  beginning of year                       259,835    $14.38 to $20.83                 259,423   $14.95 to $21.66
Granted during the twenty-eight weeks           0                                           0
Exercised during the twenty-eight weeks         0                                           0
Expired during the twenty-eight weeks           0                                      (4,787)  $17.48
Increase for 4% stock dividend                  0                                      10,177   $14.38 to $20.83
                                        ---------                                   ---------
Outstanding and exercisable at
  end of quarter                          259,835    $14.38 to $20.83                 264,813   $14.38 to $20.83
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

                                                                         Weighted average
                                                                           common shares
                                                                           (Primary and
                                                                          fully diluted)
                                                                          --------------

                  Quarter ending December 14, 1997                           6,005,368
                  Year-to-date December 14, 1997                             6,436,896

                  Quarter ending December 15, 1996                           7,149,240
                  Year-to-date December 15, 1996                             7,153,554


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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE G - PENSION PLANS

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at June 1, 1997 and June 2, 1996 (latest available data, in thousands):


                                                                                       1997         1996
                                                                                       ----         ----
Plan assets at fair market value, primarily marketable
 securities and insurance funds                                                        $19,242      $18,597
                                                                                       -------      -------
Actuarial present value of benefit obligations:
       Vested benefits                                                                   9,217        9,895
       Non vested benefits                                                               1,033          802
                                                                                       -------      -------
Accumulated benefit obligations                                                         10,250       10,697
Effect of projected future salary increases                                              3,542        2,997
                                                                                       -------      -------
Projected benefit obligations                                                           13,792       13,694
                                                                                       -------      -------
Plan assets in excess of projected benefit obligations (including approximately
       $361 at 1997 and $369 at 1996 withdrawable by participants upon demand)           5,450        4,903
Unrecognized net gains                                                                  (5,284)      (4,349)
Unrecognized prior service cost                                                            739          641
Unrecognized net transition (assets)                                                    (1,185)      (1,421)
                                                                                       --------     --------

Net accrued pension cost included in the balance sheet                                 $  (280)     $  (226)
                                                                                       ========     ========

Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                        1997             1996
                                                       -----             ----

Expected long-term rate of return on plan assets       8.50%             8.50%
Weighted average discount rate                         7.25              7.25
Rate of increase in compensation levels                5.50              5.50

Pension expense for the twenty-eight weeks ended December 14, 1997 and December 15, 1996 was approximately $146,000 and $144,000, respectively.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Total revenue was $82,456,000 for the twenty-eight weeks ended December 14, 1997, a decrease of $8,881,000 or 9.7% from the comparable period last year. The closing of fifteen unprofitable Big Boy restaurants at the end of fiscal 1997 accounted for $8,031,000 of the revenue decrease. In addition, same store sales were down slightly during the twenty-eight weeks. However, a modest increase in same store sales was achieved during the twelve week second quarter. Menu prices were increased approximately 3% and 2%, respectively, in the second and third quarters of fiscal 1997, and an increase of roughly 2% was implemented in the first quarter of fiscal 1998. Another increase is currently being planned for February 1998. Also, hotel revenue experienced a small decline during the twenty-eight week period.

Other revenue decreased 16.8% for the first half of the year due to lower fees earned from licensees.

At the end of the quarter, the Company operated 88 Big Boy restaurants and two Quality Hotels. The Company did not open or close any restaurants during the quarter.

For the first half of the year, cost of sales decreased $8,926,000 or 11%, as costs fell to 87.3% of revenue from 88.6% last year. Closing the fifteen unprofitable restaurants was the principal factor behind the improvement. Food and paper costs were lower for the remaining 88 restaurants; however, higher payroll costs, driven by the tight labor market, offset virtually all of the food cost savings. As previously noted in the first quarter discussion, favorable claims experience in the Company's self-insurance programs allowed estimates for future obligations to be lowered. However, this year's favorable adjustment was $1,030,000 less than last year's adjustment. Had these reserve adjustments not been made, payroll and related expense would have been 33.5% and 34.2% of revenue, respectively, for the twenty-eight week periods of fiscal 1998 and 1997. This percentage reduction reflects the elimination of higher than average payroll costs in the Indianapolis area where ten of the closed restaurants operated. Additional cost reductions this year include lower manager trainee expenses and lower pre-opening costs. Also, included in last year's other operating costs was a charge of $485,000 to write-off future occupancy costs of leased property.

General and administrative expense for the twenty-eight weeks was $883,000 or 27% less than last year. The reduction was due primarily to the cost of the proxy contest last year plus gains recorded this year from dispositions of property unrelated to the fifteen restaurants closed at the end of fiscal 1997.

Advertising expense declined proportionately with the lower revenue, reflecting the Company's policy of spending a constant percentage of sales dollars.

Interest expense increased $287,000 or 22.7% year-to-date, increasing to 1.9% of revenue from 1.4% last year. The increase included $360,000 on the loan that funded the Company's repurchase of common stock in the first quarter. Despite the increase, the ratio of pre-tax earnings before interest to total interest expense remained approximately the same due to improved earnings. Average interest rates on the Company's revolving credit loan were slightly higher this year. Interest expense is expected to continue increasing as the year progresses because of the additional debt that funded the stock repurchase.

The estimated annual effective income tax rate is 32% this year versus 35.5% last year, reflecting lower state income tax provisions this year.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $6,900,000, generated principally from net income and depreciation. These funds were utilized for capital improvements, debt service and dividends.

Investing activities included $6,380,000 in capital costs. These costs consisted of $2,220,000 for management information systems, including the new point-of-sale system, $1,760,000 to renovate the hotel properties, $600,000 to remodel Big Boy restaurants, and $1,800,000 in routine equipment replacements and other capital outlays. Proceeds from property sales amounted to $4,200,000, of which $3,050,000 was from the disposal of four of the fifteen restaurants closed last year.

Financing activities consisted principally of transactions involving the stock repurchase plan that was completed during the first quarter, when 1,142,966 shares of the Company's common stock were repurchased at a cost of $17,690,000. This transaction is more fully described in note F to the consolidated financial statements. Funding was provided by a loan agreement under which $17,140,000 was borrowed. The terms of the agreement required the application of $3,070,000 of the proceeds from property sales to be used to repay the debt. Financing activities also included $1,500,000 of new debt. Scheduled long-term debt payments of $1,010,000 were made and two regular quarterly dividends to shareholders of $.06 per share totaling $790,000 were paid. The dividend payable to shareholders on January 10, 1998 was increased to $.07 per share.

The Company expects funds from operations, supplemented with seasonal borrowing during the lower volume winter months, to be sufficient to cover near term capital spending, scheduled debt service and regular quarterly dividends. The Company does not plan to build any new Big Boy restaurants through December 31, 1998. Hotel renovations and Big Boy remodelings will continue. Through the end of the quarter, the point-of-sale system has been installed in 24 restaurants. Seven more installations are scheduled during the third quarter requiring a capital outlay of approximately $55,000 to $60,000 per restaurant.

The terms of a recently signed agreement with Golden Corral Franchising Systems, Inc. call for the Company to open two Golden Corral restaurants during calendar year 1998. Site selection work is currently underway. Construction will commence as soon as land acquisitions are completed. Construction and equipment costs will be funded through existing lines of credit, cash flow and additional borrowing if needed.

Safe Harbor Statement
---------------------

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that are not historical facts are forward looking statements as that item is defined in the Private Securities Litigation Reform Act of 1995. Such forward- looking statements are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Such risks and uncertainties include, but are not limited to, the following: estimates used in preparing financial statements; seasonal weather conditions, particularly in the third quarter; intense competition; changes in business strategy and development plans; consumer perceptions of value, food quality and food safety; changing demographics and consumer preferences; changes in the supply and cost of food and labor; the effects of inflation and variable interest rates; legal claims; and changes in governmental regulations regarding the environment and changes in tax laws. The Company undertakes no obligation to update the forward-looking statements that may be contained in this MD&A.

PART II - OTHER INFORMATION
---------------------------

Items 1, 2, 3 and 5, the answers to which are either "none" or "not applicable", are omitted.

Item 4.  Submission of matters to a vote of  Security Holders.

           a) The annual meeting of Shareholders was held on November 24, 1997.

           b)   Directors elected on November 24, 1997:
                      Craig F. Maier                  Daniel W. Geeding
                      Malcolm M. Knapp                Blanche F. Maier
                      Christopher B. Hewett

               Directors whose terms continued after the meeting:
                      Jack C. Maier                   William A. Mauch
                      Barry S. Nussbaum               Jerry L. Ruyan

           c) The following matters were voted upon:

               1) Management proposal to increase the size of the Board of Directors to nine members was approved. It received the following votes:

                               For               Against             Abstain
                               ---               -------             -------
                            4,922,798            160,545             16,059

               2)   Election of Directors:

                                  Name                                For
                                  ----                                ---
                            Craig F. Maier                       4,979,031
                            Daniel W. Geeding                    4,984,278
                            Malcolm M. Knapp                     4,983,606
                            Blanche F. Maier                     4,929,186
                            Christopher B. Hewett                5,009,961

               3) Management proposal to ratify and approve the appointment of Grant Thornton LLP as independent auditors was approved. It received the following votes:

                               For               Against             Abstain
                               ---               -------             -------
                            5,082,512             5,404              11,486

Item 6.  Exhibits and reports on Form 8-K.

           a)  Exhibits

               (10)  Material Contracts

                    10(a) Area Development Agreement and Addendum between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998.

                    10(b) Amendment dated November 26, 1997 to loan agreement between the Registrant and Star Bank, N.A. dated July 9, 1997. The loan agreement was originally filed as
                           Exhibit 99(b) to the registrant's Schedule 13 E-4 Issuer Tender Offer Statement dated July 14, 1997.

               (27)  Financial Data Schedule

---------------------------------------

           b) Reports on Form 8-K.
               The Company filed the following Forms 8-K:

                   On October 8, 1997, under item 5, consisting of a copy of the Company's press release dated October 3, 1997 pertaining to the election of directors at the annual Shareholders Meeting scheduled for November 24, 1997. Financial statements were not required to be filed.

                   On January 12, 1998, under item 5, to report the Area Development Agreement and Addendum executed between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998. Financial statements were not required to be filed.





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


                                                   FRISCH'S RESTAURANTS, INC.
                                                   --------------------------
                                                          (registrant)


DATE        January 26, 1998
            ----------------
            January 26, 1998

                                             BY     /s/ Donald H. Walker
                                                    --------------------
                                                        Donald H. Walker
                                                   Vice President - Finance and
                                                   Principal Financial Officer