Form 10-Q
period 1998-03-08
FRISCHS RESTAURANTS INC
filed 1998-04-07
CIK 39047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED MARCH 8, 1998                   COMMISSION FILE NUMBER 1-7323

                           FRISCH'S RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                     31-0523213
      -------------------------------                  -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      2800 GILBERT AVENUE, CINCINNATI, OHIO                   45206
      --------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code     513-961-2660
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

                                             YES   X      NO
                                                -------     -------

The total number of shares outstanding of the issuer's no par common stock, as of March 31, 1998 was:

                                    6,005,458

                                TABLE OF CONTENTS


                                                                                                            PAGE
                                                                                                            ----

PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENT OF EARNINGS......................................................3

                    CONSOLIDATED BALANCE SHEET..............................................................4 - 5

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY..........................................6

                    CONSOLIDATED STATEMENT OF CASH FLOWS....................................................7

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................8 - 14


         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.....................................................15 - 16


PART II - OTHER INFORMATION.................................................................................17

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                    Forty Weeks Ended                    Twelve Weeks Ended
                                              --------------------------------       ----------------------------
                                                 March 8,          March 9,            March 8,         March 9,
                                                   1998              1997                1998             1997
                                              --------------    --------------       ------------    ------------
REVENUE
Sales                                          $115,509,644      $126,147,004        $33,744,073      $35,639,008
Other                                               978,270         1,116,901            288,167          287,842
                                               ------------      ------------        -----------      -----------
     Total revenue                              116,487,914       127,263,905         34,032,240       35,926,850

COSTS AND EXPENSES
Cost of sales
     Food and paper                              36,143,158        40,024,735         10,662,211       11,257,682
     Payroll and related                         38,738,211        42,388,536         11,616,123       12,297,233
     Other operating costs                       27,425,921        31,475,315          8,023,359        9,401,623
                                               ------------      ------------        -----------      -----------
                                                102,307,290       113,888,586         30,301,693       32,956,538
General and administrative                        3,426,142         4,502,138          1,039,730        1,232,905
Advertising                                       2,797,266         3,062,286            815,276          854,665
Interest                                          2,324,583         1,832,527            774,004          568,841
                                               ------------      ------------        -----------      -----------
     Total costs and expenses                   110,855,281       123,285,537         32,930,703       35,612,949
                                               ------------      ------------        -----------      -----------

     Earnings before income taxes                 5,632,633         3,978,368          1,101,537          313,901

INCOME TAXES                                      1,802,000         1,412,000            352,000          111,000
                                               ------------      ------------        -----------      -----------
     NET EARNINGS                              $  3,830,633      $  2,566,368        $   749,537      $   202,901
                                               ============      ============        ===========      ===========

Basic and  diluted net earnings
     per share of common stock                 $        .61      $        .36        $       .12      $       .03
                                               ============      ============        ===========      ===========


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                           March 8,                  June 1,
                                                                            1998                      1997
                                                                         (unaudited)
                                                                         ------------             ------------
CURRENT ASSETS
Cash                                                                     $    690,698             $    231,453
Receivables
       Trade                                                                1,146,642                1,037,001
       Other                                                                  171,515                  190,312
Inventories                                                                 3,621,862                3,657,844
Prepaid expenses and sundry deposits                                        1,060,555                  957,311
Prepaid and deferred income taxes                                             587,780                  808,198
                                                                         ------------             ------------
             Total current assets                                           7,279,052                6,882,119

PROPERTY AND EQUIPMENT
Land and improvements                                                      20,174,675               19,788,269
Buildings                                                                  50,092,269               48,319,998
Equipment and fixtures                                                     54,011,353               51,021,079
Leasehold improvements and buildings on leased land                        25,777,239               24,913,657
Capitalized leases                                                          8,682,298                9,096,008
                                                                         ------------             ------------
                                                                          158,737,834              153,139,011
       Less accumulated depreciation and amortization                      76,798,539               72,374,953
                                                                         ------------             ------------
             Net property and equipment                                    81,939,295               80,764,058

OTHER ASSETS
Intangible assets                                                             753,808                  756,943
Investments in land                                                         1,734,033                1,953,130
Property held for sale                                                      9,372,135               13,628,457
Net cash surrender value-life insurance policies                            3,834,532                3,613,878
Deferred income taxes                                                       1,530,868                1,530,868
Other                                                                       2,597,076                2,130,512
                                                                         ------------             ------------
             Total other assets                                            19,822,452               23,613,788
                                                                         ------------             ------------
                                                                         $109,040,799             $111,259,965
                                                                         ============             ============



The accompanying notes are an integral part of these statements.

                                   LIABILITIES

                                                                          March 8,                  June 1,
                                                                            1998                      1997
                                                                         (unaudited)
                                                                         ------------             ------------
CURRENT LIABILITIES
Long-term obligations due within one year
       Long-term debt                                                    $  1,700,000             $  1,723,890
       Obligations under capitalized leases                                   463,469                  470,497
       Self insurance                                                       1,811,883                1,095,993
Accounts payable                                                            6,976,054                6,357,177
Accrued expenses                                                            5,488,829                6,051,004
Income Taxes                                                                  218,821                        -
                                                                         ------------             ------------
             Total current liabilities                                     16,659,056               15,698,561

LONG-TERM OBLIGATIONS
Long-term debt                                                             31,234,490               17,875,000
Obligations under capitalized leases                                        5,710,522                6,055,682
Self insurance                                                              3,135,064                4,151,229
Other                                                                       2,685,398                2,795,689
                                                                         ------------             ------------
             Total long term obligations                                   42,765,474               30,877,600

COMMITMENTS                                                                         -                        -

SHAREHOLDERS' EQUITY
Capital stock
       Preferred stock - authorized, 3,000,000 shares
             without par value; none issued                                         -                        -
       Common stock - authorized, 12,000,000 shares without par
             value; issued, 7,362,279 shares - stated value $1              7,362,279                7,362,279
Additional contributed capital                                             60,427,299               60,427,514
                                                                         ------------             ------------
                                                                           67,789,578               67,789,793
Retained earnings                                                           3,053,768                  432,732
                                                                         ------------             ------------
                                                                           70,843,346               68,222,525
Less cost of treasury stock (1,356,821 and 213,945 shares)                 21,227,077                3,538,721
                                                                         ------------             ------------
             Total shareholders' equity                                    49,616,269               64,683,804
                                                                         ------------             ------------
                                                                         $109,040,799             $111,259,965
                                                                         ============             ============

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FORTY WEEKS ENDED MARCH 8, 1998 AND MARCH 9, 1997
                                   (UNAUDITED)

                                           Common stock
                                          at $1 per share-    Additional
                                            Shares and       contributed      Retained        Treasury
                                              amount           capital        earnings         shares          Total
                                             ----------      -----------    -----------     ------------    ------------
Balance at June 2, 1996                      $7,080,195      $56,794,272    $ 4,860,713     $ (3,428,146)   $ 65,307,034
Net earnings for forty weeks                          -              -        2,566,368                -       2,566,368
Treasury shares acquired                              -              -                -         (110,575)       (110,575)
Dividends
     Cash - $.18 per share                            -              -       (1,270,402)               -      (1,270,402)
     Stock - 4%                                 282,084        3,633,242     (3,915,326)               -               -
                                             ----------      -----------    -----------     ------------    ------------
Balance at March 9, 1997                      7,362,279       60,427,514      2,241,353       (3,538,721)     66,492,425
Net loss for twelve weeks (1)                         -              -       (1,379,721)               -      (1,379,721)
Dividends
     Cash - $.06 per share                            -              -         (428,900)               -        (428,900)
                                             ----------      -----------    -----------     ------------    ------------
Balance at June 1, 1997                       7,362,279       60,427,514        432,732       (3,538,721)     64,683,804
Net earnings for forty weeks                          -                -      3,830,633                -       3,830,633
Treasury shares reissued                              -             (215)             -            1,407           1,192
Treasury shares acquired                              -                -              -      (17,689,763)    (17,689,763)
Dividends
     Cash - $.19 per share                            -                -     (1,209,597)               -      (1,209,597)
                                             ----------      -----------    -----------     ------------    ------------

Balance at March 8,1998                      $7,362,279      $60,427,299    $ 3,053,768    $ (21,227,077)   $ 49,616,269
                                             ==========      ===========    ===========    =============    ============


(1) Includes an impairment loss of $3,040,000, net of tax, resulting from the closing of fifteen underperforming restaurants.


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FORTY WEEKS ENDED MARCH 8, 1998 AND MARCH 9, 1997
                                   (UNAUDITED)


                                                                                         1998              1997
                                                                                     ------------      ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                           $  3,830,633      $  2,566,368
Adjustments to reconcile net income
     to net cash from operating activities:
     Depreciation and amortization                                                      7,078,067         8,108,763
     Loss on disposition of assets                                                          1,612           414,699
     Changes in assets and liabilities:
        (Increase) decrease in receivables                                                (90,844)          611,633
        Decrease (Increase) in inventories                                                 35,981          (272,597)
        Increase in prepaid  expenses and sundry deposits                                (103,244)         (270,524)
        Decrease in prepaid and deferred income taxes                                     220,418           585,311
        Increase (decrease) in accounts payable                                           618,877        (1,048,909)
        Decrease in accrued expenses                                                     (562,174)          (11,990)
        Increase (decrease) in accrued income taxes                                       218,821           (50,161)
        Increase in other assets                                                       (1,034,883)          (13,173)
        Decrease in self insured obligations                                             (300,275)       (1,606,495)
        (Decrease) increase in other liabilities                                         (110,291)          222,182
                                                                                     ------------      ------------
            Net cash provided by operating activities                                   9,802,698         9,235,107

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Additions to property and equipment                                                    (8,663,169)       (8,478,362)
Proceeds from disposition of property                                                   5,429,011           452,815
Increase in other assets                                                                 (194,539)          (88,672)
                                                                                     ------------      ------------
            Net cash (used in) investing activities                                    (3,428,697)       (8,114,219)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings                                                               18,644,490         3,000,000
Payment of long-term obligations                                                       (5,661,078)       (1,932,874)
Cash dividends paid                                                                    (1,209,597)       (1,270,402)
Treasury share transactions                                                           (17,688,571)         (110,575)
                                                                                     ------------      ------------
            Net cash (used in) financing activities                                    (5,914,756)         (313,851)
                                                                                     ------------      ------------
Net increase in cash and equivalents                                                      459,245           807,037
Cash and equivalents at beginning of year                                                 231,453           134,944
                                                                                     ------------      ------------
Cash and equivalents at end of third quarter                                         $    690,698      $    941,981
                                                                                     ============      ============
Supplemental disclosures:
Stock dividends issued                                                               $          -      $  3,915,326
Interest paid                                                                           2,185,641         1,894,992
Income taxes paid                                                                       1,485,024         1,513,395
Income tax refunds received                                                               122,263           636,545
Lease transaction capitalized                                                                   -           407,247






The accompanying notes are an integral part of these statements.

                   Frisch's Restaurants, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch's Restaurants, Inc. operates and licenses family restaurants with drive-thru service under the name Frisch's Big Boy. These operations are located in Ohio, Indiana and Kentucky. Additionally, the Company operates two hotels with restaurants in metropolitan Cincinnati, where it is headquartered. Trademarks which the Company has the right to use include "Frisch's," "Big Boy," "Quality Hotel," and "Golden Corral."

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at March 8, 1998 and June 1, 1997.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives of the assets. Investments in land, consisting of land on which construction is not likely within the next twelve months, is also stated at cost.

Intangible Assets and Other Assets

The excess of cost over equity in net assets of subsidiaries acquired prior to November 1, 1970, is not currently being amortized because, in the opinion of management, the value has not decreased.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Net cash surrender value of life insurance policies includes the cash values of two policies written by a life insurance company that has been under an order of rehabilitation since August, 1994. As had been expected, an assumption reinsurance agreement has been reached with a creditworthy carrier that fully preserves cash values and which contains rights and benefits comparable with the original policies. Restraints on policy loans, surrenders and reductions in face amounts, which were imposed by the order of rehabilitation, will remain in effect for six months after the agreement is closed. The transaction was completed on December 31, 1997. New policies are currently being processed.

New Store Opening Costs

New store opening costs are capitalized and amortized over a one year period from the date each new store opened. Items capitalized include new employee training costs, the cost of an employee team to coordinate the opening and the cost of certain replacement items such as uniforms and china. Opening expense for the forty weeks was $35,000 at March 8, 1998 and $466,000 at March 9, 1997.

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

Recognition of Franchise Fee Revenue

Franchise fees, based on sales of Big Boy franchisees, are recorded on the accrual method as earned. Initial franchise fees, of which there has been no significant income, are recognized as revenue when the licensed restaurants begin operations.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments approximates fair value.

Investment in Sports Franchise

The Company's limited partnership investment in the Cincinnati Reds professional baseball team is carried at cost. Distributions of partnership income are recorded in earnings when received. Distributions were not received in 1998 or 1997. The Company has committed to actively pursue the sale of this asset (see note C).

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

During the fourth quarter of fiscal 1997, the Company made a further review of operations in those markets in which losses occurred and determined that all ten restaurants in the Indianapolis market and five other restaurants in three other areas should be closed. The restaurants chosen for closing incurred a combined pre-tax operating loss of approximately $2,200,000 in fiscal 1997, of which $1,710,000 was incurred through the three quarters that ended March 9, 1997. A non-cash pre-tax charge of $4,600,000 was recorded as an impairment loss to reduce the carrying costs of the properties to net realizable value as determined by the Company's experience in disposing of other unprofitable restaurant properties and estimates provided by real estate brokers.

NOTE B - PROPERTY HELD FOR SALE

Of the fifteen properties closed at the end of fiscal 1997 as described in note A, five have been disposed of through the three quarters ended March 8, 1998. The sale proceeds were used to repay borrowings under the loan agreement that funded the Company's recent modified "Dutch Auction" self-tender offer (see notes C and F). The remaining ten properties are listed for sale with a broker, and are carried at a net realizable value of approximately $8,622,000 on the Company's balance sheet at March 8, 1998 as a component of the caption "Property held for sale." The Company expects to dispose of the majority of these restaurant properties within the next six to twelve months. Certain surplus land is also currently held for sale and is stated at cost.

NOTE C - LONG-TERM DEBT

                                                    March 8, 1998               June 1, 1997
                                                --------------------        --------------------
                                                Payable      Payable        Payable     Payable
                                                 within       after          within      after
                                                one year    one year        one year    one year
                                                --------    --------        --------    --------
                                                                (in thousands)
Revolving credit loan                             $    -     $12,500          $    -     $11,000
Term loan                                          1,500       5,750           1,500       6,875
Tender offer loan                                      -      12,984               -           -
Other                                                200           -             224           -
                                                  ------     -------          ------     -------
                                                  $1,700     $31,234          $1,724     $17,875
                                                  ======     =======          ======     =======


The portion payable after one year matures as follows:

                                                             March 8,          June 1,
                                                               1998             1997
                                                             --------          -------
                                                                  (in thousands)
                                Period ending in 1999         $     -          $ 1,500
                                                 2000          26,984           12,500
                                                 2001           1,500            1,500
                                                 2002           1,500            1,500
                                   Subsequent to 2002           1,250              875
                                                              -------          -------

                                                              $31,234          $17,875
                                                              =======          =======


                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LONG-TERM DEBT (CONTINUED)

The revolving credit loan is a $16,000,000 line of credit, $12,500,000 of which is outstanding at March 8, 1998. This credit loan matures on September 1, 1999, unless extended. Interest is payable quarterly determined by various indices, currently 6.62%. The term loan is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate, not to exceed 8.5%.

The tender offer loan was arranged to fund the Company's repurchase of up to 1,000,000 shares of the Company's common stock in August 1997 (see note F). Of $17,144,000 borrowed, $4,160,000 had been repaid as of March 8, 1998 (see note
B), reducing the balance outstanding to $12,984,000. The loan agreement matures on August 15, 1999. Interest is payable monthly at the lender's prime rate or a LIBOR-adjusted rate, at the option of the Company. The LIBOR-adjusted rate of 7.1% was in effect as of March 8, 1998. The loan is collateralized by the real property and equipment owned by the Company at the ten remaining restaurant locations (see note B), the cash value of all life insurance policies owned by the Company and a security assignment of the after tax proceeds from the possible sale of the Company's limited partnership investment in the Cincinnati Reds professional baseball team. The Company expects to repay borrowings under the loan agreement through the sale of the remaining restaurant properties and its interest in the Cincinnati Reds, and is required by the loan agreement to immediately apply the after tax proceeds from the sale of these assets against the outstanding indebtedness. Internally generated funds may also be needed to service the debt. When the credit facility is retired, the Company's $16,000,000 revolving line of credit will be restored to $20,000,000.

These loan agreements contain covenants relating to net worth, interest expense, debt and capitalization changes, asset dispositions, investments, leases, and restrictions on pledging certain restaurant operating assets.

Other debt consists of industrial revenue bonds bearing interest at 7.4% that were issued in 1978. A final installment of $200,000 is due June 1, 1998. Property and equipment having a book value at March 8, 1998 of $4,490,000 is pledged as collateral for the bonds.

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

An analysis of the leased property follows:

                                                          Asset balances at
                                                      ------------------------
                                                       Mar. 8,         June 1,
                                                        1998            1997
                                                      --------         -------
                                                            (in thousands)
           Restaurant facilities                      $ 7,705          $ 8,119
           Equipment                                      977              977
                                                      --------         -------
                                                        8,682            9,096
                Less accumulated amortization          (4,923)          (4,924)
                                                      --------          ------
                                                      $ 3,759          $ 4,172
                                                      ========         =======


Total rental expense of operating leases for the forty weeks was $1,082,000 at March 8, 1998 and $1,136,000 at March 9, 1997.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                           Capitalized          Operating
                  Period ending March 8,                     leases              leases
                  ----------------------                     ------              ------
                                                                    (in thousands)
                  1999                                         $ 1,102             $1,197
                  2000                                           1,046              1,190
                  2001                                             950              1,083
                  2002                                             893                858
                  2003                                             873                698
                  2004 to 2020                                   5,625              3,221
                                                               -------             ------
                      Total                                     10,489             $8,247
                                                                                   ======
                  Amount representing interest                  (4,315)
                                                               -------
                  Present value of obligations                   6,174
                  Portion due within one year                     (463)
                                                               -------

                  Long-term obligations                        $ 5,711
                                                               =======


NOTE E - INCOME TAXES

The provision for income taxes in all periods has been computed based on management's estimate of the tax rate for the entire fiscal year.

The Internal Revenue Service (IRS) has completed its examination of the Company's 1994 Federal income tax return. During the examination, the scope of the audit was expanded to include returns for 1995 and 1996 as well. The IRS has proposed additional taxes aggregating $236,000 plus interest. The Company continues to believe that it has meritorious defenses to most of the proposed deficiencies and is vigorously contesting this action. In any event, the ultimate liability will have no material impact on the Company's statement of earnings, as such taxes would be recovered in future years.

NOTE F - CAPITAL STOCK

Stock Options

Shareholders approved the 1993 Stock Option Plan on October 4, 1993. The plan authorizes the grant of stock options for up to 562,432 shares of the common stock of the Company for a ten year period beginning May 9, 1994. Shares may be optioned at not less than seventy-five percent of fair market value on the date granted and may include stock appreciation rights. No options have been granted under the 1993 plan. However, it is the intention of the Company to grant options to officers and other key employees in May, 1998.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK (CONTINUED)

The 1984 Stock Option Plan expired May 8, 1994. Outstanding options are exercisable within ten years from the date of grant, 162,922 of which will expire in May 1998. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends in accordance with the anti-dilution provisions of the plan. Transactions involving the 1984 plan are summarized below:

                                            Forty weeks ended                          Forty weeks ended
                                              March 8, 1998                              March 9, 1997
                                          ---------------------                      ---------------------
                                          No. of         Option                      No. of         Option
                                          Shares          Price                      Shares          Price
                                          ------          -----                      ------          -----
Outstanding and exercisable at
  beginning of year                       259,835    $14.38 to $20.83               259,423     $14.95 to $21.66
Granted during the forty weeks                  0                                         0
Exercised during the forty weeks                0                                         0
Expired during the forty weeks                  0                                    (4,787)    $17.48
Increase for 4% stock dividend                  0                                    10,177     $14.38 to $20.83
                                          -------                                   -------
Outstanding and exercisable at
  end of quarter                          259,835    $14.38 to $20.83               264,813     $14.38 to $20.83
                                          =======                                   =======


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

Modified "Dutch Auction" Self-Tender Offer

On July 8, 1997, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company's common stock from existing shareholders subject to the terms of a modified "Dutch Auction" self-tender offer. The tender offer provided for a net cash price not greater than $17.00 nor less than $15.00 per share. Repurchases of 1,142,966 shares at $15.00 per share were completed on August 15, 1997 at a cost of approximately $17,690,000. As permitted by the terms of the offer, the Company increased the number of shares repurchased by 142,966 shares. Since 1,212,479 shares were tendered at $15.00 per share, a proration was made among the shareholders who tendered at that price. Before the repurchase of the shares, the Company had 7,148,334 shares of common stock outstanding. Immediately following the repurchase, the Company had 6,005,368 shares of common stock outstanding.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," on December 15, 1997. SFAS 128 simplifies established standards by requiring a presentation of basic earnings per share
(EPS), and if applicable, diluted EPS, instead of primary and fully diluted EPS. The adoption of SFAS 128 had no impact on the recalculation of prior period earnings per share.

The computation of basic EPS is based on the weighted average number of outstanding common shares during the period.

                                                                         Weighted average
                                                                     Common Shares Outstanding
                                                                     -------------------------
                  Quarter ending March 8, 1998                               6,005,416
                  Year-to-date March 8, 1998                                 6,307,452

                  Quarter ending March 9, 1997                               7,148,334
                  Year-to-date March 9, 1997                                 7,151,988


                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK (CONTINUED)

Diluted EPS includes the effect of common stock equivalents which assumes the exercise of dilutive stock options. Stock options outstanding for the forty weeks ended March 8, 1998 and March 9, 1997, and for the twelve weeks ended March 8, 1998, were not included in the computation of diluted EPS because their exercise prices exceeded the average market price of the common shares. For the twelve weeks ended March 9, 1997, 344 shares of common stock equivalents were included in the computation of diluted EPS.

NOTE G - PENSION PLANS

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at June 1, 1997 and June 2, 1996 (latest available data, in thousands):

                                                                                               1997         1996
                                                                                               ----         ----
Plan assets at fair market value, primarily marketable securities and insurance funds        $19,242      $18,597
                                                                                             -------      -------
Actuarial present value of benefit obligations:
       Vested benefits                                                                         9,217        9,895
       Non vested benefits                                                                     1,033          802
                                                                                             -------      -------
Accumulated benefit obligations                                                               10,250       10,697
Effect of projected future salary increases                                                    3,542        2,997
                                                                                             -------      -------
Projected benefit obligations                                                                 13,792       13,694
                                                                                             -------      -------
Plan assets in excess of projected benefit obligations (including approximately
       $361 at 1997 and $369 at 1996 withdrawable by participants upon demand)                 5,450        4,903
Unrecognized net gains                                                                        (5,284)      (4,349)
Unrecognized prior service cost                                                                  739          641
Unrecognized net transition (assets)                                                          (1,185)      (1,421)
                                                                                             -------      -------

Net accrued pension cost included in the balance sheet                                       $  (280)     $  (226)
                                                                                             =======      =======


Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                                  1997              1996
                                                                 ------            ------
Expected long-term rate of return on plan assets                  8.50%             8.50%
Weighted average discount rate                                    7.25              7.25
Rate of increase in compensation levels                           5.50              5.50


Pension expense for the forty weeks ended March 8, 1998 and March 9, 1997 was approximately $217,000 and $248,000, respectively.

The Company is required to adopt Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits" in fiscal year 1999. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. Since SFAS 132 does not change the measurement or recognition of these plans, its adoption will not affect the Company's statement of earnings.

NOTE H - COMPANY REPRESENTATIONS

The financial information is unaudited, but in the opinion of management includes all adjustments (all of which were normal and recurring) necessary for a fair presentation of results of operations for such periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenue was $116,488,000 for the forty weeks ended March 8, 1998, a decrease of $10,776,000 or 8.5% from the comparable period last year. Last year's revenue included sales of $10,970,000 from fifteen unprofitable Big Boy restaurants that ceased operating at the end of fiscal 1997. Strong same store sales gains achieved during the twelve weeks ending March 8, 1998, stimulated in part by mild winter weather in the Company's markets, erased year-to-date declines that were posted through the twenty-eight weeks ended December 14, 1997. The third quarter sales gain is particularly noteworthy considering that the 1997 winter was equally mild. Menu prices were increased approximately 3% and 2%, respectively, in the second and third quarters of fiscal 1997, and additional increases of 2% were implemented in the first and third quarters of fiscal 1998.

Other revenue decreased 12.4% year-to-date due to lower fees earned from licensees.

At the end of the quarter, the Company operated 88 Big Boy restaurants and two Quality Hotels. The Company did not open or close any restaurants during the quarter.

Cost of sales decreased $11,581,000 or 10.2% for the forty week period, as costs fell to 87.8% of revenue from 89.5% last year. Closing the fifteen unprofitable restaurants was the principal factor behind the improvement. Food and paper costs were lower for the remaining 88 restaurants; however, higher payroll costs, driven by the tight labor market, more than offset the food cost savings. As previously noted in the first quarter discussion, favorable claims experience in the Company's self-insurance programs allowed estimates for future obligations to be lowered. However, this year's favorable adjustment was $1,030,000 less than last year's adjustment. Without benefit of these reserve adjustments, payroll and related expense would have been 33.7% and 34.2% of revenue, respectively, for the forty week periods of fiscal 1998 and 1997. This percentage reduction reflects the elimination of higher than average payroll costs in the Indianapolis area where ten of the closed restaurants had operated. Additional cost reductions this year include lower manager trainee expenses and lower pre-opening costs. Also, included in last year's other operating costs was a charge of $485,000 to write-off future occupancy costs of leased property.

Hotel operations sustained an operating loss during the three quarters, due to the combination of lower room revenue and higher payroll, maintenance and depreciation expenses.

General and administrative expense for the forty weeks was $1,076,000 or 23.9% lower than last year. The reduction was due primarily to the cost of the proxy contest last year plus gains recorded this year from dispositions of property unrelated to the fifteen restaurants closed at the end of fiscal 1997.

Advertising expense declined proportionately with the lower revenue, reflecting the Company's policy of spending a constant percentage of sales dollars.

Interest expense increased $492,000 or 26.9% year-to-date, increasing to 2% of revenue from 1.4% last year. The increase included $580,000 on the loan that funded the Company's repurchase of common stock in the first quarter. Despite the increase, improved earnings caused the ratio of pre-tax earnings before interest to total interest expense to improve to 3.42 to 1 from 3.17 to l a year ago. Average interest rates on the Company's revolving credit loan were slightly higher this year. Interest expense is expected to continue increasing as the year progresses because of the additional debt that funded the stock repurchase.

The estimated annual effective income tax rate is 32% this year versus 35.5% last year.

Liquidity and Capital Resources

Cash provided by operating activities was $9,800,000, generated principally from net income and depreciation. These funds were utilized for capital improvements, debt service and dividends.

Investing activities included $8,660,000 in capital costs. These costs consisted of $2,870,000 for management information systems, which includes the new point-of-sale system, $2,920,000 to renovate the hotel properties, $680,000 to remodel Big Boy restaurants, $520,000 for commissary improvements and $1,670,000 in routine equipment replacements and other capital outlays. Proceeds from property sales amounted to $5,430,000, of which $4,040,000 was from the disposal of five of the fifteen restaurants closed last year.

Financing activities consisted principally of transactions involving the stock repurchase plan that was completed during the first quarter, when 1,142,966 shares of the Company's common stock were repurchased at a cost of $17,690,000. This transaction is more fully described in note F to the consolidated financial statements. Funding was provided by a loan agreement under which $17,140,000 was borrowed. The terms of the agreement required the application of $4,160,000 of the proceeds from property sales to be used to repay the debt. Financing activities also included $1,500,000 of new debt. Scheduled long-term debt payments of $1,500,000 were made and three regular quarterly dividends to shareholders totaling $1,210,000 were paid.

The Company expects funds from operations to be sufficient to cover near term capital spending, scheduled debt service and regular quarterly dividends. The Company does not plan to build any new Big Boy restaurants through December 31, 1998. Hotel renovations and Big Boy remodelings will continue. Through the end of the quarter, the point-of-sale system has been installed in 31 restaurants. Eleven more installations are scheduled during the fourth quarter requiring a capital outlay of approximately $55,000 to $60,000 per restaurant.

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

Year 2000 Impact

The Company has identified its Year 2000 compliance issues and is currently executing a plan to ensure that its information systems are fully Year 2000 compliant. The cost of compliance is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. Although the Company has not yet determined the extent of vendors' software compliance, management believes the risk due to third-party non-compliance will be immaterial.

Safe Harbor Statement

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that are not historical facts are forward looking statements as that item is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Such risks and uncertainties include, but are not limited to, the following: estimates used in preparing financial statements; seasonal weather conditions, particularly in the third quarter; intense competition; changes in business strategy and development plans; consumer perceptions of value, food quality and food safety; changing demographics and consumer preferences; changes in the supply and cost of food and labor; the effects of inflation and variable interest rates; legal claims; and changes in governmental regulations regarding the environment and changes in tax laws. The Company undertakes no obligation to update the forward-looking statements that may be contained in this MD&A.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5, the answers to which are either "none" or "not applicable", are omitted.


Item 6.  Exhibits and reports on Form 8-K.

           a)  Exhibits

               (27)  Financial Data Schedule

           b)  Reports on Form 8-K.
               The Company filed the following Form 8-K:

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


DATE         April 7, 1998
     -----------------------------

                                             BY /s/ DONALD H. WALKER
                                                --------------------
                                                    Donald H. Walker
                                              Vice President - Finance and
                                               Principal Financial Officer