Form 10-K
period 1998-05-31
FRISCHS RESTAURANTS INC
filed 1998-08-28
CIK 39047

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1998

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

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ].

    AS OF JULY 10, 1998, 6,006,139 COMMON SHARES WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE JULY 10, 1998 CLOSING PRICE OF THESE SHARES ON THE AMERICAN STOCK EXCHANGE) OF FRISCH'S RESTAURANTS, INC. HELD BY NONAFFILIATES WAS APPROXIMATELY $41.3 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER MAY 31, 1998 ARE INCORPORATED BY REFERENCE INTO PART III.

                                     PART I
                              (Items 1 through 4)

Item 1. - Business
------------------

Frisch's Restaurants, Inc. ("Company") is an Ohio Corporation incorporated in 1947. The Company and its subsidiaries are engaged in the food service business, including operating and licensing others to operate restaurants, and in the lodging business.

Operations in the food service industry are vertically integrated, and include the manufacture and distribution of food products and supplies to the Company's restaurants and to licensees for resale to the general public. Fees are charged to licensees for use of trademarks and trade names and for advertising services based principally on percentages of sales. Operations in the lodging industry consist of two high-rise hotels located in greater Cincinnati, under the name "Quality Hotel"; one containing 148 guest rooms, banquet facilities for 400, a restaurant and cocktail lounge; the other having 236 guest rooms, banquet facilities for 700, and two restaurants with cocktail lounges. Financial information by industry segment as of and for the three fiscal years in the period ended May 31, 1998 appears in Note H - Segment Information - to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The Company operates or licenses others to operate family restaurants, most of which have "drive-thru" service, located in Ohio, Kentucky and Indiana which use the tradename "Big Boy". The Company also has the right to operate or license others to operate Big Boy family restaurants in Florida, Texas, Oklahoma, portions of Kansas, the unfranchised areas of Tennessee and Georgia and, under certain circumstances, in prescribed areas of states adjacent to Tennessee and Georgia. As of May 31, 1998, there were 88 Big Boy restaurants operated by the Company and 34 operated by licensees.

In 1998 the Company entered into an area development agreement with Golden Corral Franchising Systems, Inc. under which development rights were granted to the Company to establish and operate twenty-three Golden Corral restaurants in certain markets in Ohio, Kentucky and Indiana. The development schedule calls for the restaurants to be opened over a seven year period, with the first two to be opened by December 31, 1998. Golden Corral is a grill-buffet style restaurant featuring steaks and a wide variety of buffet items on its menu.

The following tabulation sets forth restaurant openings and closings for both operated and licensed restaurants for the five years ended May 31, 1998:

                                              Year ended
                               5/29/94  5/28/95  6/2/96     6/1/97  5/31/98
                               -------  -------  ------     ------  -------
Operated Restaurants
   Big Boy
     Opened                       9         9         4        3      --
     Replaced by new units       --        (1)       (1)      (2)     --
     Closed                      (2)       (1)       (3)    *(16)     --
                               ----      ----      ----      ---      --

     Total Big Boy               96       103       103       88      88

   Hardee's
     Closed                      (2)       --        (6)      --      --

     Total Hardee's               6         6         0        0       0
                               ----      ----      ----      ---      --


Total Operated Restaurants      102       109       103       88      88
                               ====      ====      ====      ===      ==

*15 of these restaurants were closed on June 10, 1997.

                                          Year ended
                        5/29/94  5/28/95  6/2/96     6/1/97  5/31/98
                        -------  -------  ------     ------  -------
Licensed Restaurants
   Big Boy
     Opened                 --       --       --        2       --
     Closed                 (4)     (13)     (12)      (5)      (5)
                           ---      ---      ---      ---      ---

Total Licensed Big Boy      67       54       42       39       34
                           ===      ===      ===      ===      ===


The following tabulation sets forth the range and average floor space and the range and average seating capacity for Big Boy restaurants operated by the Company (similar information for licensed restaurants is not available):

       Floor space - Sq. Ft.                       Seating capacity
----------------------------------        ----------------------------------
        Range                                    Range
---------------------                     ---------------------
Smallest      Largest      Average        Smallest      Largest      Average
--------      -------      -------        --------      -------      -------

  3,578        6,820        5,598            105          200          155

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

To service its owned and certain licensed Big Boy restaurants, the Company operates a commissary at Cincinnati, Ohio, where it prepares foods, and stocks foods, forms, paper products and other supplies. Some companies in the foodservice industry operate commissaries, while others purchase from outside sources. Fourteen of the licensed Big Boy restaurants (41%) currently purchase items from the commissary. Big Boy restaurants licensed in northern Indiana and northwestern Ohio do not buy food and supplies from the Company.

The Company provides bookkeeping and payroll services to its owned and some of its licensed Big Boy restaurants. Eight of the licensed Big Boy restaurants (24%) currently purchase these services from the Company. The Company also expects to provide bookkeeping and payroll services to its Golden Corral restaurants.

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

Seasonal weather conditions can have a marked effect upon revenues and earnings. Due to this seasonality, the first and fourth quarters of the Company's fiscal year normally account for a greater share of annual revenues and earnings than the second and third quarters.

The business in which the Company is engaged is highly competitive and many of its competitors are substantially larger and possess greater financial resources than does the Company. The Company has numerous competitors, none of which is dominant in the family restaurant sector of the foodservice industry. The principal methods of competition in the foodservice industry are service, food quality, cleanliness, customer perception of value, advertising and a fresh, attractive dining atmosphere.

Raw materials used in the Company's business (which consist principally of food items) are generally plentiful and may be obtained from any number of suppliers. Quality and price are the principal determinants of source.

The Company is able to operate with negative working capital since, as is common to the restaurant industry, substantially all its retail sales are cash sales. The Company's working capital practices are further defined as incorporated herein by reference to Management's Discussion and Analysis in Part II, Item 7 of this Form 10-K, under the caption "Liquidity and Capital Resources."

The Company's business does not have any material dependence upon a single customer or on any group of a few customers. No backlog of orders exist and no material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

The Company does not believe that various federal, state and local environmental regulations will have any material impact upon its capital expenditures, earnings or competitive position.

As of May 31, 1998, the Company and its subsidiaries employed approximately 5,300 persons, approximately 3,200 of whom were full-time and 2,100 of whom were part-time.

Item 2. - Properties
--------------------

The Company owns the building which houses its commissary in Cincinnati, Ohio. The area of this building is approximately 79,000 square feet. The facility normally operates one shift daily so that additional productive capacity is available when needed. It is suitable and adequate to supply Company restaurants and franchise needs in all of the Company's market areas for the forseeable future. The Company also maintains administrative office space in Cincinnati, approximating 49,000 square feet, under a lease expiring December 31, 2002, with a renewal option available through December 31, 2012.

It is the Company's policy to own its restaurant locations whenever possible. Of the 88 Big Boy restaurants operated by the Company in Ohio, Kentucky and Indiana as of May 31, 1998, fifty-eight (58) locations are owned and thirty (30) locations are leased. The leases generally provide for prime terms of fifteen
(15) or twenty (20) years with options aggregating ten (10) or fifteen (15) years.

During the next five years, leases for restaurant facilities will expire as follows:

     Fiscal year ending in           Number of leases expiring
     ---------------------           -------------------------

                     1999                              2
                     2000                              4
                     2001                              4
                     2002                              2
                     2003                              3

All but one of the above fifteen leases have options to renew for from 5 to 20 years, and/or favorable purchase options.

The Company has assigned or sub-let certain leases of closed restaurants with average annual obligations approximating $235,000 over the next five years. In the event of default by assignees or sub-lessees, the Company generally retains the right to re-assign or sub-let the properties.

The Company owns and operates two hotels in greater Cincinnati, one of which is located on land that is owned and the other of which is on land leased through April 30, 2020, with renewal options aggregating 50 years. The Company has the option to purchase this land at any time during the current term or any renewal thereof.

The furniture, fixtures and equipment used in the operation of the business are owned by the Company.

The Company owns a one-fifteenth limited partner's interest in the Cincinnati Reds professional baseball team. On August 6, 1998, the Company entered into a letter of intent to sell this investment for $7,000,000 in cash. Although the transaction is conditioned upon the execution of a definitive sale agreement, approvals by the National League and the General Partner of the Partnership and waiver of the other team partner's right of first refusal, the deal is expected to close on or before September 30, 1998. Pursuant to the terms of a loan agreement dated July 9, 1997 (see exhibit (10) (m) of this Form 10-K), the Company is required to apply the after tax proceeds, expected to be approximately $4,900,000, against the outstanding indebtedness.

Nine closed Big Boy restaurants yet to be sold (of the fifteen closed at the end of fiscal year 1997) are listed for sale with a broker, and are carried at a net realizable value of approximately $7,324,000 on the Company's May 31, 1998 balance sheet under the caption "Property held for sale." In addition, continuing lease payments of approximately $75,000 per year must be paid on one of the closed restaurants in Indianapolis and an undeveloped site in Muncie, Indiana. The Company expects to dispose of these properties and leases within the next nine to twelve months. These restaurant properties have been pledged as collateral under a loan agreement dated July 9, 1997 (see Exhibit (10) (m) of this Form 10-K) and the Company is required to immediately apply the after-tax sale proceeds against the outstanding indebtedness.

Four other surplus land locations are also currently held for sale. Two of these sites are in Ohio, and one each in Indiana and Texas.

Item 3. - Legal Proceedings
---------------------------

From time to time, the Company is subject to various claims and suits in the ordinary course of its business. The Company does not believe that any ultimate liability for these claims will have a material impact on its earnings or financial condition.

Item 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

Not applicable.

Executive Officers of the Registrant
------------------------------------

The executive officers are chosen at the annual meeting of the Board of Directors for a term of one year and until their successors are chosen and qualified. Each of the executive officers listed below has been continuously employed by the Company for at least the past five years:




                                                                                         Present
                                                                                         Office
                                                                                          Held
    Name                    Age            Office                                         Since
    ----                    ---            ------                                         -----
Jack C. Maier               73       Chairman of the Board                                1970
Craig F. Maier              48       President and Chief Executive Officer                1989
Marvin G. Fields            63       Senior Vice President-Operations                     1971
Donald H. Walker            52       Vice President, Treasurer-Chief Financial Officer    1996
W. Gary King                61       Secretary-Counsel                                    1996


                                    PART II
                              (Items 5 through 9)

Item 5. - Market for the Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
          Matters
          -------

The Company's common stock, no par value, is traded on the American Stock Exchange under the symbol "FRS". The following table sets forth the high and low sales prices for the common stock for each quarter within the Company's two most recent fiscal years:

                        Year Ended May 31, 1998                     Year Ended June 1, 1997
                     -----------------------------               ----------------------------
                     Stock Prices                                Stock Prices
                     ------------         Dividend               ------------       Dividend
                    High     Low          per share            High       Low       per share
                    ----     ---          ---------            ----       ---       ---------
1st Quarter        17-3/8   12-7/8         6 cents            15         11-1/8      6 cents
2nd Quarter        14       12             6 cents            15-1/4     12-1/2      6 cents
3rd Quarter        13-7/8   12             7 cents            16         13-1/4      6 cents
4th Quarter        13-3/8   11-13/16       7 cents            15-1/2     13-5/8      6 cents

In addition to cash dividends above, a 4% stock dividend was paid in 1997.


Through July 10, 1998, the Company has paid 150 consecutive quarterly cash dividends during its thirty-seven year history as a public company. The closing price of the Company's common stock as reported by the American Stock Exchange on May 27, 1998 was $11.94. There were approximately 2800 shareholders of record as of June 26, 1998.

Item 6. - Selected Financial Data
---------------------------------


                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                              SUMMARY OF OPERATIONS

                                                                      (In thousands, except per share data)
                                                                      -------------------------------------
REVENUE                                                  1998            1997                1996            1995          1994
                                                         ----            ----                ----            ----          ----
  Sales                                                $150,999        $164,521            $165,426        $161,429       $157,995
  Other                                                   1,223           1,410               1,519           1,630          2,070
                                                       --------        --------            --------        --------       --------
    Total revenue                                       152,222         165,931             166,945         163,059        160,065
COSTS AND EXPENSES
  Cost of sales
    Food and paper                                       47,027          52,033              53,123          52,299         51,071
    Payroll and related                                  50,978          55,479              58,572          56,335         52,827
    Other operating expenses                             36,066          41,086              41,650          40,781         37,792
                                                       --------        --------            --------        --------       --------
                                                        134,071         148,598             153,345         149,415        141,690

  General and administrative                              4,217           4,625               3,745           4,582          5,030
  Advertising                                             3,670           4,007               4,026           4,008          3,873
  Impairment of long-lived assets                           375           4,600                  --              --             --
  Interest expense                                        3,076           2,373               2,411           1,961          1,554
                                                       --------        --------            --------        --------       --------
    Total costs and expenses                            145,409         164,203             163,527         159,966        152,147
                                                       --------        --------            --------        --------       --------
    Earnings before income taxes                          6,813           1,728               3,418           3,093          7,918

INCOME TAXES
  Current                                                 1,871           1,555               1,438             843          3,553
  Deferred                                                  397          (1,014)               (330)           (108)          (711)
                                                       --------        --------            --------        --------       --------
                                                          2,268             541               1,108             735          2,842
                                                       --------        --------            --------        --------       --------

NET EARNINGS                                           $  4,545        $  1,187            $  2,310        $  2,358       $  5,076
                                                       ========        ========            ========        ========       ========

BASIC AND DILUTED NET EARNINGS PER SHARE               $    .73        $    .17            $    .32        $    .33       $    .71
                                                       ========        ========            ========        ========       ========

DIVIDENDS PER SHARE
  Cash                                                 $    .26        $    .24            $    .24        $    .24       $    .24
  Stock                                                      --               4%                  4%              4%             4%
OTHER FINANCIAL STATISTICS
  Capital expenditures                                 $ 11,235        $ 10,221            $ 15,362        $ 23,283       $ 18,312
  Total assets                                          106,724         111,260             118,396         115,548        104,349
  Long-term obligations                                  41,855          30,878              34,631          32,696         24,319
  Shareholders' equity                                   49,910          64,684              65,307          64,627         63,830
    Per share                                          $   8.00        $   9.05            $   9.12        $   9.03       $   8.91
    Return on investment                                    7.0%            1.8%                3.6%            3.7%           8.4%
  Average number of common shares outstanding             6,238           7,151               7,157           7,157          7,160
  Percentage (decrease) increase in total revenue          (8.3%)           (.6%)               2.4%            1.9%           7.4%
  Earnings as a percentage of total revenue
    Earnings before income taxes                            4.5%            1.0%                2.0%            1.9%           4.9%
    Net earnings                                            3.0%             .7%                1.4%            1.4%           3.2%

Note: Per share data, except for dividends, are based on the weighted average number of common shares outstanding.

Item 7. - Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

RESULTS OF OPERATIONS
---------------------
TOTAL REVENUE was $152,222,000 for the fiscal year ended May 31, 1998, a decrease of $13,709,000 or 8.3% from last year, and a $14,723,000 decrease when compared to two years ago. The decrease is primarily due to the closing of fifteen unprofitable Big Boy restaurants at the end of fiscal 1997. The closed restaurants contributed $14,576,000 to sales last year, and $15,619,000 in fiscal 1996. In addition, fiscal 1996 consisted of 53 weeks. The extra week generated revenue of $3,206,000.

Strong same store sales gains achieved during the last half of fiscal 1998, stimulated in part by mild winter weather in the Company's markets, erased year-to-date declines reported through the first half of the year. The second half sales gain is particularly noteworthy considering that the 1997 winter was equally mild. Same store sales were moderately higher in fiscal 1997 and down slightly in fiscal 1996. Outside sales, consisting of carryout and drive-thru trade, accounted for most of the same store sales increase in fiscal 1998, while dining room sales remained flat. As home meal replacement has become more popular throughout the restaurant industry, the Big Boy drive thru/carryout menu was reformulated to emphasize combo meals. Each combo meal includes one of the four most popular signature sandwiches, packaged with french fries and a drink and sold at a lower price than if purchased separately. This proved to be a better value and more convenient for the customer.

The point-of-sale system also contributed to fiscal 1998 sales gains by ensuring that all orders were entered correctly and by the elimination of guest check pricing errors. Menu price increases of approximately 2% were implemented in the first and third quarters of fiscal 1998. Prices were increased 3% and 2%, respectively, in the second and third quarters of fiscal 1997, and 2% and 1%, respectively, in the first and third quarters of fiscal 1996. Another price increase is currently being planned for autumn 1998.

Average annual sales volume of a Big Boy restaurant in operation for the entire fiscal 1998 year increased 7.5% to $1,512,000 from $1,406,000 in fiscal 1997. The average volume was $1,393,000 in the comparable 52 week period in fiscal 1996. The healthy 1998 gain is primarily the result of excluding the fifteen closed low-volume restaurants from the average. At the end of 1998, the Company operated 88 Big Boy restaurants and two Quality Hotels. The Company did not open or close any restaurants during the year.

Hotel sales decreased 3.5% in fiscal 1998, after achieving strong to moderate sales increases in fiscal years 1997 and 1996. In addition, OTHER REVENUE has declined due to lower fees earned from Big Boy licensees. At the end of 1998, there were 34 licensed restaurants operating compared with 54 such restaurants at the beginning of the three year period. The Company does not expect a significant reversal of this downward trend in the near term.

COST OF SALES decreased $14,527,000 or 9.8% during fiscal 1998, as costs fell to 88.1% of revenue from 89.6% last year. Cost of sales was 91.9% of revenue in fiscal 1996. Closing the fifteen unprofitable restaurants was the principal factor behind the fiscal 1998 improvement. Also, favorable claims experience in the Company's self-insurance programs allowed estimates for future obligations to be lowered in all three fiscal years. An analysis of the components of cost of sales follows.

Lower FOOD AND PAPER COSTS were achieved again in fiscal 1998, falling to 30.9% of revenue from 31.4% in fiscal 1997, and 31.8% in fiscal 1996. While commodity prices continue to inch upward, the Company continues to reap the benefits of effective menu management and the economies of scale afforded by an efficient commissary operation. In addition, the food cost of carryout and drive-thru meals is usually lower than for typical dining room meals.

The savings from the food and paper cost component of cost of sales was more than offset by higher payroll costs, driven by an unrelenting, tight labor market. Recent increases in the federal minimum wage have not materially affected payroll costs as market forces are driving higher pay rates. PAYROLL AND RELATED EXPENSES receive the greatest portion of the insurance reserve adjustments discussed earlier. Without a reduction for lower insurance reserves, payroll and related expense would have been 33.8%, 34.2% and 35.4% of revenue, respectively, for fiscal years 1998, 1997 and 1996. Several factors are driving these percentages downward in spite of higher pay rates. First, service hours worked in relation to hours of operation were cut in all three fiscal years in a move to lower payroll costs. The percentage reduction in fiscal 1998 also reflects the elimination of higher than average payroll costs in the Indianapolis area where ten of the fifteen closed restaurants had operated. The fiscal 1997 reduction from fiscal 1996 resulted principally from the permanent structural cost reduction associated with the Company's withdrawal from the Ohio Workers' Compensation system at the beginning of fiscal 1997. A new variable compensation program for restaurant managers was instituted at the beginning of fiscal 1999. Managers now earn variable compensation equal to certain percentages of cash flows generated at their restaurant. This change allows incentive compensation to be paid on a more consistent basis, replacing the long-standing bonus plan that was based on increases in sales and profits over the previous year that sometimes had the adverse effect of penalizing better managers. As a result, higher payroll costs for restaurant management can be expected in fiscal 1999. The Company views the higher compensation as an investment in human capital, the return on which should be lower management turnover and reductions in training and other restaurant costs. In addition, the higher payroll costs will be offset by the elimination of service trainer management positions and through a fifteen percent reduction in field supervisors.

OTHER OPERATING EXPENSES decreased to 23.7% of revenue in fiscal 1998 from 24.8% in fiscal 1997 and 24.9% in fiscal 1996. Lower manager trainee expenses and lower pre-opening costs are reflected in the fiscal 1998 improvement. The elimination of fixed costs in the fifteen low-volume closed restaurants also aided the improvement. Included in last year's other operating costs was a charge of $485,000 to write-off future occupancy costs of certain leased property. Fiscal 1996 included a gain of $480,000 from the sale of the Company's unprofitable Hardee's division.

Countering the fiscal 1998 improvement in total cost of sales were higher payroll, maintenance and depreciation charges to the hotels. These factors, when combined with lower room revenue, resulted in hotel operations sustaining an operating loss in fiscal 1998, the first such loss since fiscal 1992.

GENERAL AND ADMINISTRATIVE EXPENSE in fiscal 1998 decreased $408,000 or 8.8% less than fiscal 1997 but was 12.6% higher than fiscal 1996. The improvement is principally due to gains recorded this year from dispositions of property unrelated to the fifteen restaurants closed at the end of fiscal 1997. Last year's expense included the cost of the Strategic Planning Committee's initiatives with respect to the stock repurchase plan, a proxy contest and a charge to lower the carrying cost of certain property held for sale, all of which were largely offset by the $880,000 gain on the sale of the Big Boy Farm. Large gains from the sale of non-operating real estate were also recorded in fiscal 1996.

ADVERTISING EXPENSE declined proportionately with the lower revenue in fiscal 1998, reflecting the Company's policy of spending a constant percentage of sales dollars, remaining steady at 2.4% of revenue in the last three fiscal years. In September 1997, the Company initiated a new marketing relationship with an agency which is conducting consumer research and making recommendations influencing strategic direction, marketplace repositioning and execution. To date, the research has resulted in communications that include new radio and television commercials that feature consumers' "favorite things at Frisch's" distinct signature items like the Super Big Boy, hot fudge cake and freshly made onion rings. The new direction reallocated media dollars with expanded use of radio to increase the frequency of message delivery and of cable TV to reach more consumers more cost effectively.

Results for fiscal 1997 were adversely affected by a $4,600,000 IMPAIRMENT OF LONG-LIVED ASSETS charge associated with the closing of the fifteen unprofitable Big Boy restaurants. These restaurants sustained pre-tax losses of approximately $2,200,000 in fiscal 1997 and $2,800,000 in fiscal 1996. In the fourth quarter of fiscal 1998, the Company absorbed an additional pre-tax impairment of long-lived assets charge of $375,000 to lower estimates of expected proceeds from the disposal of the remaining closed properties. Recording impairment charges is required under Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

INTEREST EXPENSE in fiscal 1998 increased $702,000 or 29.6% over fiscal 1997 and 27.5% over fiscal 1996 levels, increasing to 2% of revenue from 1.4% last year and in fiscal 1996. The fiscal 1998 increase included $794,000 on the loan that funded the Company's repurchase of common stock. Despite the fiscal 1998 increase, improved operating results caused the ratio of pre-tax earnings before interest to total interest expense to improve to 3.22 to 1, up from 1.73 to l a year ago, and up from 2.42 to 1 in fiscal 1996. The fiscal 1997 ratio would have been 3.67 to 1 without last year's impairment charge. Average interest rates on the Company's revolving credit loan were slightly higher this year. Interest expense is expected to be lower in fiscal 1999 as the tender offer loan is repaid. However, the reduction will likely be tempered by borrowing needed to construct Golden Corral Restaurants in fiscal 1999.

Provision for INCOME TAX EXPENSE as a percentage of pre-tax earnings was 33.3% in fiscal 1998, compared with 31.3% in fiscal 1997 and 32.4% in fiscal 1996. Improved profits in fiscal 1998 caused total federal tax credits to be a lower percentage of pre-tax earnings, which resulted in a higher effective rate. In addition, although the Company benefited from the Work Opportunity Tax Credit for the first time in fiscal 1998, total tax credits were lower in fiscal 1998 due to the loss of FICA tax credits reflected in the fiscal 1997 and fiscal 1996 tax rates that were associated with the fifteen closed restaurants. Subsidiary filing efficiencies in fiscal years 1998 and 1997 resulted in lower effective rates for state income tax than was provided for in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES in fiscal 1998 was $12,460,000, generated principally from net income and depreciation. These funds were utilized for discretionary capital improvements and dividends, and to service debt.

INVESTING ACTIVITIES in fiscal 1998 included $11,240,000 in capital costs, an increase of $1,020,000 from last year and $4,120,000 lower than fiscal 1996 when three new Big Boy restaurants were constructed. This year's costs consisted of $3,670,000 for management information systems, which includes the new point-of-sale system, $3,850,000 to renovate the hotel properties, $1,150,000 to remodel Big Boy restaurants, $600,000 for commissary improvements and $1,970,000 in routine equipment replacements and other capital outlays. There was no new restaurant construction nor was any land acquired for future restaurants. Proceeds from property sales amounted to $6,800,000, of which $5,060,000 was from the disposal of six of the fifteen restaurants closed last year. The Company expects to complete the disposal of the remaining nine closed restaurants over the next nine to twelve months.

FINANCING ACTIVITIES in fiscal 1998 consisted principally of transactions involving the stock repurchase plan that was completed during the first quarter, when 1,142,966 shares of the Company's common stock were repurchased at a cost of $17,690,000. This transaction is more fully described in note F to the consolidated financial statements. Funding was provided by a loan agreement under which $17,140,000 was borrowed. The terms of the agreement required the application of $5,230,000 of the proceeds from sales of six closed restaurants to be used to repay the debt. Anticipated proceeds from the sale of the remaining nine closed restaurants will also be required to service this debt. On August 6, 1998, the Company announced that it entered into a letter of intent to sell its limited partnership investment in the Cincinnati Reds professional baseball team. Although the transaction is conditioned upon the execution of a definitive sale agreement, approvals by the National League and the General Partner of the Partnership and waiver of the other team partners' right of first refusal, the $7,000,000 cash deal is expected to be closed on or before September 30, 1998. The transaction is expected to result in a pre-tax gain of $5,800,000. Pursuant to the terms of the tender offer loan agreement discussed above, the after tax proceeds approximating $4,900,000 will be immediately used to further reduce the loan's outstanding principal. Financing activities in fiscal 1998 also included $1,500,000 borrowed under the Company's $16,000,000 revolving line of credit. Scheduled long-term debt payments of $2,070,000 were made and four regular quarterly cash dividends to shareholders totaling $1,630,000 were paid in fiscal 1998.

The Company expects funds from operations to be sufficient to cover near term capital spending on Big Boy and hotel facilities, scheduled debt service unrelated to the tender offer loan and regular quarterly cash dividends. While the Company does not currently plan to build any new Big Boy restaurants during the next twelve months, fiscal 1999 is the final year of a five year plan to totally renovate both hotel properties. The fiscal 1999 outlay for hotel renovations is expected to be approximately $3,300,000. Twenty-one Big Boy restaurants will be remodeled in fiscal 1999 at an average cost of $75,000 each. Through the end of fiscal 1998, the point-of-sale system has been installed in 42 Big Boy restaurants. The remaining 46 installations are expected to be completed by January 1999 requiring a capital outlay of approximately $55,000 to $60,000 per restaurant.

The terms of a recently signed development agreement with Golden Corral Franchising Systems, Inc. call for the Company to open 23 Golden Corral restaurants over the next seven years, including two during calendar year 1998. In addition, the agreement requires that three more restaurants be opened and in operation by the end of calendar year 1999. Site selection work is currently underway. The Company has entered into agreements to purchase sites for the first two restaurants. Costs will be funded through cash flow, existing lines of credit and additional borrowing. The average cost to build and equip each Golden Corral restaurant is expected to be $2,400,000, including land.

Year 2000 Impact
----------------

The Company has identified its Year 2000 compliance issues and is currently executing a plan to insure that its information systems are fully Year 2000 compliant. The cost of compliance is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. Although the Company has not yet determined the extent of vendor's software compliance, management believes the risk due to third-party non-compliance will be immaterial.

Safe Harbor Statement
---------------------

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Such risks and uncertainties include, but are not limited to, the following: estimates used in preparing financial statements; seasonal weather conditions, particularly in the third quarter; intense competition; changes in business strategy and development plans; consumer perceptions of value, food quality and food safety; changing demographics and consumer preferences; changes in the supply and cost of food and labor; the effects of inflation and variable interest rates; legal claims; and changes in governmental regulations regarding the environment and changes in tax laws. The Company undertakes no obligation to update the forward-looking statements that may be contained in this MD&A.

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

Not applicable.

Item 8. - Financial Statements and Supplementary Data                                    Page
-----------------------------------------------------                                    ----
Index to Consolidated Financial Statements

Auditors' Report                                                                          12

Consolidated Balance Sheet - May 31, 1998 and June 1, 1997                               13-14

Consolidated Statement of Earnings - Three years ended May 31, 1998                       15

Consolidated Statement of Cash Flows - Three years ended May 31, 1998                     16

Consolidated Statement of Shareholders' Equity - Three years ended May 31, 1998           17

Notes to Consolidated Financial Statements - Three years ended May 31, 1998              18-26

Quarterly Results (Unaudited)                                                             26

                                AUDITORS' REPORT

Shareholders
Frisch's Restaurants, Inc.

      We have audited the accompanying consolidated balance sheet of Frisch's Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of May 31, 1998 and June 1, 1997 and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frisch's Restaurants, Inc. and Subsidiaries as of May 31, 1998 and June 1, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

      As discussed in Note A to the consolidated financial statements, in 1997 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

GRANT THORNTON LLP
Cincinnati, Ohio
July 8, 1998 (except for Note I, as to which the date is August 6, 1998)

                   FRISCH'S RESTAURANTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                         May 31, 1998 and June 1, 1997

                                     ASSETS

                                                                    1998                    1997
                                                                    ----                    ----
CURRENT ASSETS
Cash                                                          $     84,260             $    231,453
Receivables
      Trade                                                        782,101                1,037,001
      Other                                                        236,670                  190,312
Inventories                                                      3,638,740                3,657,844
Prepaid expenses and sundry deposits                               827,571                  957,311
Prepaid and deferred income taxes                                  939,089                  808,198
                                                              ------------             ------------
               Total current assets                              6,508,431                6,882,119


PROPERTY AND EQUIPMENT
Land and improvements                                           20,171,685               19,788,269
Buildings                                                       50,172,522               48,319,998
Equipment and fixtures                                          54,750,152               51,021,079
Leasehold improvements and buildings on leased land             26,321,313               24,913,657
Capitalized leases                                               8,682,298                9,096,008
                                                              ------------             ------------
                                                               160,097,970              153,139,011

      Less accumulated depreciation and amortization            77,901,512               72,374,953
                                                              ------------             ------------

               Net property and equipment                       82,196,458               80,764,058

OTHER ASSETS
Intangible assets                                                  752,867                  756,943
Investments in land                                              1,737,933                1,953,130
Property held for sale                                           7,853,073               13,628,457
Net cash surrender value-life insurance policies                 3,767,594                3,613,878
Deferred income taxes                                              891,243                1,530,868
Other                                                            3,016,124                2,130,512
                                                              ------------             ------------

               Total other assets                               18,018,834               23,613,788
                                                              ------------             ------------

                                                              $106,723,723             $111,259,965
                                                              ============             ============





The accompanying notes are an integral part of these statements.

                           CONSOLIDATED BALANCE SHEET

                         May 31, 1998 and June 1, 1997


                                  LIABILITIES
                                                                                1998                1997
                                                                           ------------        ------------
CURRENT LIABILITES
Long-term obligations due within one year
     Long-term debt                                                        $  1,500,000        $  1,723,890
     Obligations under capitalized leases                                       458,480             470,497
     Self insurance                                                             877,725           1,095,993
Accounts payable                                                              6,342,187           6,357,177
Accrued expenses                                                              5,779,923           6,051,004
                                                                           ------------        ------------

          Total current liabilities                                          14,958,315          15,698,561

LONG-TERM OBLIGATIONS
Long-term debt                                                               29,914,490          17,875,000
Obligations under capitalized leases                                          5,597,202           6,055,682
Self insurance                                                                3,623,276           4,151,229
Other                                                                         2,720,454           2,795,689
                                                                           ------------        ------------

          Total long-term obligations                                        41,855,422          30,877,600

COMMITMENTS

SHAREHOLDERS' EQUITY
Capital stock
     Preferred stock - authorized 3,000,000 shares
       without par value; none issued                                                --                  --
     Common stock - authorized 12,000,000 shares
       without par value; issued, 7,362,279
       shares - stated value - $1                                             7,362,279           7,362,279
Additional contributed capital                                               60,427,299          60,427,514
                                                                           ------------        ------------

                                                                             67,789,578          67,789,793
Retained earnings                                                             3,347,485             432,732
                                                                           ------------        ------------

                                                                             71,137,063          68,222,525
Less cost of treasury stock (1,356,821 and 213,945 shares)                   21,227,077           3,538,721
                                                                           ------------        ------------

          Total shareholders' equity                                         49,909,986          64,683,804
                                                                           ------------        ------------

                                                                           $106,723,723        $111,259,965
                                                                           ============        ============

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS

                         Three years ended May 31, 1998

                                        1998             1997             1996
                                    ------------     ------------     ------------
REVENUE
Sales                               $150,999,125     $164,521,025     $165,425,731
Other                                  1,222,580        1,410,384        1,519,025
                                    ------------     ------------     ------------
   Total revenue                     152,221,705      165,931,409      166,944,756

COSTS AND EXPENSES
Cost of sales
   Food and paper                     47,027,012       52,032,873       53,123,133
   Payroll and related                50,977,525       55,478,791       58,571,618
   Other operating costs              36,066,384       41,086,258       41,650,300
                                    ------------     ------------     ------------
                                     134,070,921      148,597,922      153,345,051

General and administrative             4,217,150        4,625,243        3,745,047
Advertising                            3,669,902        4,007,381        4,025,872
Impairment of long-lived assets          375,000        4,600,000             --
Interest                               3,075,615        2,373,313        2,411,313
                                    ------------     ------------     ------------

   Total cost and expenses           145,408,588      164,203,859      163,527,283
                                    ------------     ------------     ------------

   Earnings before income taxes        6,813,117        1,727,550        3,417,473

INCOME TAXES
Current
   Federal                             1,862,251        1,723,149        1,366,294
   Less tax credits                     (198,532)        (233,396)        (290,884)
   State and municipal                   207,632           56,228          362,549
Deferred                                 397,033       (1,014,078)        (330,225)
                                    ------------     ------------     ------------
                                       2,268,384          540,903        1,107,734
                                    ------------     ------------     ------------

   NET EARNINGS                     $  4,544,733     $  1,186,647     $  2,309,739
                                    ============     ============     ============

Basic and diluted net earnings
   per share                                $.73             $.17             $.32
                                    ============     ============     ============

The accompanying notes are an integral part of these statements.

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         Three years ended May 31, 1998



                                                                        1998                    1997                   1996
                                                                        ----                    ----                   ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                         $  4,544,733             $  1,186,647          $  2,309,739
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization                                       9,256,466               10,486,163            10,350,326
  Gain on disposition of assets                                            (896)                (561,918)             (829,854)
  Impairment of long-lived assets                                       375,000                4,600,000                    --
  Changes in assets and liabilities:
    Decrease (increase) in receivables                                  208,542                  843,428              (524,259)
    Decrease in inventories                                              19,104                   67,911               219,905
    Decrease in prepaid expenses and sundry deposits                    129,740                  322,695               425,457
    Decrease (increase) in prepaid and deferred income taxes            508,735                 (435,679)             (770,221)
    Decrease in accounts payable                                        (14,990)              (1,751,847)             (463,142)
    (Decrease) increase in accrued expenses                            (271,081)                 245,742                46,606
    (Decrease) increase in accrued income taxes                              --                  (50,161)               50,161
    (Increase) decrease in other assets                              (1,469,493)                 (80,346)              111,697
    (Decrease) increase in self insured obligations                    (746,221)              (2,494,846)              878,681
    (Decrease) increase in other liabilities                            (75,235)                 372,204               216,129
                                                                   ------------             ------------          ------------
       Net cash provided by operating activities                     12,464,404               12,749,993            12,021,225

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Additions to property                                               (11,235,376)             (10,221,353)          (15,362,001)
Proceeds from disposition of property                                 6,798,563                2,696,741             3,941,466
Increase in other assets                                               (201,336)                (156,845)             (104,970)
                                                                   ------------             ------------          ------------
      Net cash (used in) investing activities                        (4,638,149)              (7,681,457)          (11,525,505)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings                                             18,644,490                3,000,000             8,000,000
Payment of long-term debt and capital lease obligations              (7,299,387)              (6,162,150)           (6,950,329)
Cash dividends paid                                                  (1,629,980)              (1,699,302)           (1,630,097)
Treasury share transactions                                         (17,688,571)                (110,575)                   --
                                                                   ------------             ------------          ------------
      Net cash (used in) financing activities                        (7,973,448)              (4,972,027)             (580,426)
                                                                   ------------             ------------          ------------
Net (decrease) increase in cash and equivalents                        (147,193)                  96,509               (84,706)
Cash and equivalents at beginning of year                               231,453                  134,944               219,650
                                                                   ------------             ------------          ------------
Cash and equivalents at end of year                                $     84,260             $    231,453          $    134,944
                                                                   ============             ============          ============

Supplemental disclosures:
Stock dividends issued                                             $         --             $  3,915,326          $  2,441,304
Interest paid                                                         2,700,697                2,474,985             2,549,352
Income taxes paid                                                     1,984,439                1,919,485             2,319,962
Income tax refunds received                                             224,789                  892,742               492,168
Lease transactions capitalized                                               --                  407,247               390,000

The accompanying notes are an integral part of these statements.

                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                         Three years ended May 31, 1998


                                        Common stock
                                       at $1 per share       Additional
                                         Shares and         contributed       Retained         Treasury
                                           amount             capital         earnings          shares              Total
                                         ----------         -----------      -----------     ------------       ------------
Balance at May 28, 1995                  $6,808,939         $54,624,224      $ 6,622,375      ($3,428,146)      $ 64,627,392
Net earnings for the year                        --                  --        2,309,739               --          2,309,739
Dividends
    Cash - $.24 per share                        --                  --       (1,630,097)              --         (1,630,097)
    Stock - 4%                              271,256           2,170,048       (2,441,304)              --                 --
                                         ----------         -----------      -----------     ------------       ------------

Balance at June 2, 1996                   7,080,195          56,794,272        4,860,713       (3,428,146)        65,307,034
Net earnings for the year                        --                  --        1,186,647               --          1,186,647
Treasury shares acquired                         --                  --               --         (110,575)          (110,575)
Dividends
    Cash - $.24 per share                        --                  --       (1,699,302)              --         (1,699,302)
    Stock - 4%                              282,084           3,633,242       (3,915,326)              --                 --
                                         ----------         -----------      -----------     ------------       ------------

Balanced at June 1, 1997                  7,362,279          60,427,514          432,732       (3,538,721)        64,683,804
Net earnings for the year                        --                  --        4,544,733               --          4,544,733
Treasury shares reissued                         --                (215)              --            1,407              1,192
Treasury shares acquired                         --                  --               --      (17,689,763)       (17,689,763)
Dividends
    Cash - $.26 per share                        --                  --       (1,629,980)              --         (1,629,980)
                                         ----------         -----------      -----------     ------------       ------------

Balance at May 31, 1998                  $7,362,279         $60,427,299      $ 3,347,485     ($21,227,077)      $ 49,909,986
                                         ==========         ===========      ===========     ============       ============






The accompanying notes are an integral part of these statements.

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 1998

NOTE A - ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business
---------------------------

Frisch's Restaurants, Inc. operates and licenses family restaurants, most of which have "drive-thru" service, which use the trade name Frisch's Big Boy. These operations are located in Ohio, Indiana and Kentucky. Additionally, the Company operates two hotels with restaurants in metropolitan Cincinnati, where it is headquartered. Trademarks which the Company has the right to use include "Frisch's," "Big Boy," "Quality Hotel," and "Golden Corral."

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

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial for the years ended May 31, 1998 and June 1, 1997.

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

Advertising Costs
-----------------

Advertising costs are charged to expense as incurred. There are no significant advertising costs on the balance sheet for the years ended May 31, 1998 and June 1, 1997.

New Store Opening Costs
-----------------------

New store opening costs are capitalized and amortized over a one year period from the date each new store opened. Items capitalized include new employee training costs, the cost of an employee team to coordinate the opening and the cost of certain replacement items such as uniforms and china. Opening expense was $35,000 in 1998, $584,000 in 1997, and $1,271,000 in 1996. The American
Institute of Certified Public Accountants has issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires new store opening costs to be expensed as incurred. Although not required to do so until fiscal 2000, the Company has elected early application and will expense these costs as incurred beginning in fiscal year 1999.


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

Recognition of Franchise Fee Revenue
------------------------------------

Franchise fees, based on sales of Big Boy franchisees, are recorded on the accrual method as earned. Initial franchise fees, of which there has been no significant income during the last three years, are recognized as revenue when the licensed restaurants begin operations.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of the Company's financial instruments approximates fair value.

Investment in Sports Franchise
------------------------------

The Company's limited partnership investment in the Cincinnati Reds professional baseball team is carried at cost. Distributions of partnership income are recorded in earnings when received. No distributions have been received during the last three years. The Company has committed to actively pursue the sale of this asset (see notes C and I).

Fiscal Year
-----------

The Company's fiscal year ends on the Sunday nearest to the last day of May. Fiscal years 1998 and 1997 were comprised of 52 weeks. Fiscal 1996 was comprised of 53 weeks.

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

During the fourth quarter of fiscal 1997, the Company made a further review of operations in those markets in which losses occurred and determined that all ten restaurants in the Indianapolis market and five other restaurants in three other areas should be closed. The restaurants chosen for closing incurred combined pre-tax operating losses of approximately $2,200,000 in fiscal 1997 and $2,800,000 in 1996. A non-cash pre-tax charge of $4,600,000 was recorded in fiscal 1997 as an impairment loss to reduce the carrying costs of the properties to net realizable value as determined by the Company's experience in disposing of other unprofitable restaurant properties and estimates provided by real estate brokers. During the fourth quarter of fiscal 1998, the Company recorded an additional charge of $375,000 to further lower the net realizable value of the properties remaining to be sold.

NOTE B - PROPERTY HELD FOR SALE

Of the fifteen properties closed at the end of fiscal 1997 as described in note A, six have been disposed of through May 31, 1998. The sale proceeds were used to repay borrowings under the loan agreement that funded the Company's recent modified "Dutch Auction" self-tender offer (see notes C and F). The remaining nine properties are listed for sale with a broker, and are carried at a net realizable value of approximately $7,324,000 on the Company's balance sheet at May 31, 1998 as a component of the caption "Property held for sale." The Company expects to dispose of the majority of these restaurant properties within the next nine to twelve months. Certain surplus land is also currently held for sale and is stated at cost.

NOTE C - LONG-TERM DEBT

                                      1998                           1997
                             ----------------------          ---------------------
                               PAYABLE      PAYABLE          Payable      Payable
                               WITHIN        AFTER            within       after
                              ONE YEAR     ONE YEAR          one year     one year
                              --------     --------          --------     --------
                                                 (in thousands)
Revolving credit loan          $   --       $12,500            $   --      $11,000
Term loan                       1,500         5,500             1,500        6,875
Tender offer                       --        11,914                --           --
Other                              --            --               224           --
                               ------       -------            ------      -------

                               $1,500       $29,914            $1,724      $17,875
                               ======       =======            ======      =======

The portion payable after one year matures as follows:

                                               1998           1997
                                             -------         -------
                                                 (in thousands)
             Period ending in 1999           $    --         $ 1,500
                              2000            25,914          12,500
                              2001             1,500           1,500
                              2002             1,500           1,500
                              2003             1,000             875
                Subsequent to 2003                --              --
                                             -------         -------
                                             $29,914         $17,875
                                             =======         =======

The revolving credit loan is a $16,000,000 line of credit, $12,500,000 of which is outstanding at May 31, 1998. This credit loan matures on September 1, 1999, unless extended. Interest is payable quarterly determined by various indices, currently 6.63%. The term loan is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate, not to exceed 8.5%.

The tender offer loan was arranged to fund the Company's repurchase of up to 1,000,000 shares of the Company's common stock in August 1997 (see note F). Of $17,144,000 borrowed, $5,230,000 had been repaid as of May 31, 1998 (see note
B), reducing the balance outstanding to $11,914,000. The loan agreement matures on August 15, 1999. Interest is payable monthly at the lender's prime rate or a LIBOR-adjusted rate, at the option of the Company. The LIBOR-adjusted rate of 7.16% was in effect as of May 31, 1998. The loan is collateralized by the real property and equipment owned by the Company at the nine remaining closed restaurant locations (see note B), the cash value of all life insurance policies owned by the Company and a security assignment of the after tax proceeds from the possible sale of the Company's limited partnership investment in the Cincinnati Reds professional baseball team. The Company expects to repay borrowings under the loan agreement through the sale of the remaining restaurant properties and its interest in the Cincinnati Reds, and is required by the loan agreement to immediately apply the after tax proceeds from the sale of these assets against the outstanding indebtedness. Internally generated funds may also be needed to service the debt. When the credit facility is retired, the Company's $16,000,000 revolving line of credit will be restored to $20,000,000.

These loan agreements contain covenants relating to net worth, interest expense, debt and capitalization changes, asset dispositions, investments, leases, and restrictions on pledging certain restaurant operating assets.

The Company also has three outstanding letters of credit totaling $1,546,000 in support of its self insurance program.

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

An analysis of the capitalized leased property follows:
                                                        Asset balances at
                                                     ------------------------
                                                      1998              1997
                                                     -------          -------
                                                          (in thousands)
           Restaurant facilities                     $ 7,705          $ 8,119
           Equipment                                     977              977
                                                     -------          -------
                                                       8,682            9,096
                Less accumulated amortization         (5,059)          (4,924)
                                                     -------          -------
                                                     $ 3,623          $ 4,172
                                                     =======          =======

Total rental expense of operating leases was approximately $1,416,000 in 1998, $1,438,000 in 1997 and $1,575,000 in 1996.

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                          Capitalized           Operating
                  Year ending in:                           leases               leases
                  ---------------                           ------               ------
                                                                    (in thousands)
                  1999                                      $ 1,085               $1,236
                  2000                                        1,030                1,205
                  2001                                          927                1,098
                  2002                                          886                  851
                  2003                                          873                  683
                  2004 to 2020                                5,406                3,084
                                                            -------               ------
                      Total                                  10,207               $8,157
                                                                                  ======
                  Amount representing interest               (4,152)
                                                            -------
                  Present value of obligations                6,055
                  Portion due within one year                  (458)
                                                            -------

                  Long-term obligations                     $ 5,597
                                                            =======

NOTE E - INCOME TAXES

The variations between the statutory Federal rate and the effective rates are summarized as follows:

                                       Percent of pretax earnings
                                       --------------------------
                                        1998      1997      1996
                                        ----      ----      ----
Statutory U.S. Federal income tax       34.0      34.0      34.0
Tax credits                             (2.9)    (13.5)     (8.5)
State and municipal income taxes
    (net of Federal tax benefit)         2.0       2.1       7.0
Other                                     .2       8.7       (.1)
                                        ----      ----      ----
Effective Rate                          33.3      31.3      32.4
                                        ====      ====      ====

The components of the deferred tax asset (liability) were as follows (in thousands):

                                    1998          1997
                                    ----          ----

Deferred compensation              $   665      $   648
Compensated absences                   590          607
Self insurance                       1,385        1,640
Impairment of assets                 1,331        1,564
Other                                  369          290
                                   -------      -------
Total deferred tax assets            4,340        4,749


New store opening cost                  --          (12)
Partnership interest                   (62)        (174)
Investment in tax benefits            (430)        (594)
Depreciation                        (1,652)      (1,384)
Pension contributions                 (195)        (153)
Other                                 (508)        (408)
                                   -------      -------
Total deferred tax liabilities      (2,847)      (2,725)
                                   -------      -------

Net deferred tax asset             $ 1,493      $ 2,024
                                   =======      =======

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

NOTE F - CAPITAL STOCK

Shareholders approved the 1993 Stock Option Plan on October 4, 1993. The plan authorizes the grant of stock options for up to 562,432 shares of the common stock of the Company for a ten year period beginning May 9, 1994. Shares may be optioned at not less than seventy-five percent of fair market value on the date granted and may include stock appreciation rights. On May 11, 1998, certain key employees were granted options to purchase 37,500 shares at $12.38 per share, the market value on the date granted. These options vest in three equal annual installments and expire 10 years from the date of grant.

The 1984 Stock Option Plan expired May 8, 1994. Outstanding options are exercisable within ten years from the date of grant. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends in accordance with the anti-dilution provisions of the plan.

Transactions involving both the 1993 and 1984 plans are summarized below:

                                       1998                      1997                           1996
                            ---------------------------   -------------------------   -------------------------
                             NO. OF         OPTION        No. of       Option         No. Of       Option
                             SHARES         PRICE         Shares       Price          Shares       Price
                             ------         -----         ------       -----          ------       -----
Outstanding and
 exercisable at
 beginning of year           259,835   $14.38 TO $20.83   259,423  $14.95 to $21.66   262,604  $15.55 to $22.43
Granted during the year       37,500   $12.38                  --                          --
Exercised during the year         --                           --                          --
Expired during the year     (162,922)  $16.81              (9,765) $16.81 to $17.48   (13,156) $18.18
Increase for 4% stock
 dividend                         --                       10,177  $14.38 to $20.83     9,975  $14.95 to $21.66
                            --------                      -------                     -------
Outstanding at
 end of year                 134,413   $12.38 TO $20.83   259,835  $14.38 to $20.83   259,423  $14.95 to $21.66
                            ========                      =======                     =======
Exercisable at
 end of year                  96,913   $14.38 TO $20.83   259,835  $14.38 to $20.83   259,423  $14.95 to $21.66
                            ========                      =======                     =======

Pro forma net income and net income per common share were determined as if the Company had accounted for the stock options granted in 1998 using the fair value method as prescribed by SFAS 123. The fair value of each option granted is estimated on the date of the grant using the modified Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 2.38%; expected volatility of 22.35%; risk free interest rate of 5.75% and expected lives of five years. The weighted average fair value of the options granted in 1998 was $2.93 per share. The pro forma effect of these options on net earnings, basic and diluted earnings per share was not material.

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

Earnings Per Share
------------------

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

The computation of basic EPS is based on the weighted average number of outstanding common shares during the year: 6,237,761 in 1998, 7,151,145 in 1997 and 7,156,789 in 1996.

Diluted EPS includes the effect of common stock equivalents which assumes the exercise of dilutive stock options. Stock options outstanding for the years ended May 31, 1998 and June 2, 1996 were not included in the computation of diluted EPS because their exercise prices exceeded the average market price of the common shares. The year ended June 1, 1997 included 132 shares of common stock equivalents in the computation of diluted EPS.

NOTE G - PENSION PLANS

Net pension expense included the following components (in thousands):

                                                       1998        1997          1996
                                                       ----        ----          ----
Service cost - benefits earned during the period     $ 1,209      $ 1,128      $ 1,022
Interest cost on projected benefit obligations         1,013        1,020          939
Investment gain on plan assets                        (4,449)      (2,736)      (3,032)
Net amortization and deferral                          2,514          940        1,439
                                                     -------      -------      -------
Net periodic pension cost                            $   287      $   352      $   368
                                                     =======      =======      =======

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at May 31, 1998 and June 1, 1997 (in thousands):


                                                                                            1998          1997
                                                                                            ----          ----

Plan assets at fair market value, primarily marketable securities and insurance funds      $23,189       $19,242
                                                                                           -------       -------
Actuarial present value of benefit obligations:
       Vested benefits                                                                      10,178         9,217
       Non vested benefits                                                                   1,037         1,033
                                                                                           -------       -------
Accumulated benefit obligations                                                             11,215        10,250
Effect of projected future salary increases                                                  3,550         3,542
                                                                                           -------       -------
Projected benefit obligations                                                               14,765        13,792
                                                                                           -------       -------
Plan assets in excess of projected benefit obligations (including approximately
       $380 at 1998 and $361 at 1997 withdrawable by participants upon demand)               8,424         5,450
Unrecognized net gains                                                                      (7,761)       (5,284)
Unrecognized prior service cost                                                                669           739
Unrecognized net transition (assets)                                                          (948)       (1,185)
                                                                                           -------       -------

Net prepaid (accrued) pension cost included in the balance sheet                           $   384       $  (280)
                                                                                           =======       =======

Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                        1998      1997      1996
                                                        ----      ----      ----
Expected long-term rate of return on plan assets        8.50%     8.50%     8.50%
Weighted average discount rate                          7.25      7.25      7.25
Rate of increase in compensation levels                 5.50      5.50      5.50

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

NOTE H - SEGMENT INFORMATION

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

                                                    (in thousands)
                                                    --------------
                                        1998             1997            1996
                                        ----             ----            ----
Revenue
  Food service                        $140,697         $153,981        $155,283
  Lodging                               11,525           11,950          11,662
                                      --------         --------        --------
                                      $152,222         $165,931        $166,945
                                      ========         ========        ========

Operating profit (loss)
  Food service                        $ 13,055         $  6,848        $  7,482
  Lodging                                 (172)             468             573
                                      --------         --------        --------
                                      $ 12,883         $  7,316        $  8,055
                                      ========         ========        ========

Identifiable assets
  Food service                        $ 92,463         $ 99,383        $108,978
  Lodging                               14,261           11,877           9,418
                                      --------         --------        --------
                                      $106,724         $111,260        $118,396
                                      ========         ========        ========

Depreciation and amortization
  Food service                        $  7,828         $  9,301        $  9,533
  Lodging                                1,428            1,185             817
                                      --------         --------        --------
                                      $  9,256         $ 10,486        $ 10,350
                                      ========         ========        ========

Capital expenditures
  Food service                        $  7,141         $  6,554        $ 11,644
  Lodging                                4,094            3,667           3,718
                                      --------         --------        --------
                                      $ 11,235         $ 10,221        $ 15,362
                                      ========         ========        ========

Impairment losses of $375,000 and $4,600,000 respectively were charged against food service operating profit in 1998 and 1997.

The Company is required to adopt Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company does not believe that it presently operates in more than the two segments identified in the table above.

NOTE I - SUBSEQUENT EVENT

On August 6, 1998, the Company entered into a letter of intent to sell its limited partnership investment in the Cincinnati Reds professional baseball team for $7,000,000 in cash. Under the terms of the letter of intent, which was approved by the Board of Directors, the transaction is to be closed on or before September 30, 1998. The transaction is conditioned upon the execution of a definitive sale agreement, approvals by the National League and the General Partner of the Partnership and waiver of the other team partners' right of first refusal. The transaction is expected to result in a pre-tax gain of $5,800,000. The after tax proceeds, expected to be approximately $4,900,000, have been pledged as a security assignment pursuant to the terms of a loan agreement dated July 9, 1997 (see note C) and will be immediately applied against the outstanding principal.

QUARTERLY RESULTS (UNAUDITED)


                                   Year Ended May 31, 1998                                       Year Ended June 1, 1997
                     -----------------------------------------------------           ---------------------------------------------
                                (In Thousands)                                                (In Thousands)
                     -------------------------------------                           --------------------------------
                                                                                                               Net         Earnings
                                     Gross          Net          Earnings                         Gross      earnings       (loss)
                      Revenue        profit       earnings       per share            Revenue      profit      (loss)      per share
                      --------       -------      --------       ---------            --------     -------    ---------    ---------
1st Quarter           $ 46,529       $ 5,536       $1,703          $.25              $ 51,730     $ 5,553     $ 1,427         $.20
2nd Quarter             35,927         4,224        1,378           .23                39,607       4,023         937          .13
3rd Quarter             34,032         3,442          750           .12                35,927       2,682         203          .03
4th Quarter             35,734         3,726          714           .12                38,667       3,665      (1,380)        (.19)
                      --------       -------       ------         ------             --------     -------     -------        ------
Year's Total          $152,222       $16,928       $4,545          $.73              $165,931     $15,923     $ 1,187         $.17
                      ========       =======       ======         ======             ========     =======     =======        ======



The first quarter of each year contained sixteen weeks, while the last three quarters each contained twelve weeks.

Net earnings for the first quarters of 1998 and 1997 included favorable adjustments of $450,000 and $1,200,000, respectively, resulting from lower than anticipated claims in the Company's self insured casualty insurance program.

The fourth quarters of fiscal 1998 and 1997 included an impairment loss of $250,000 and $3,040,000 respectively, net of tax, resulting from the closing of fifteen underperforming restaurants. In addition, the fourth quarter of both years includes adjustments of income tax to reflect the actual effective tax rate for the year. A $75,000 charge was absorbed in 1998 while 1997 included a favorable adjustment of $170,000.

Quarterly earnings per share amounts for 1998 do not sum to the earnings per share for the year due to changes in the weighted average resulting from the Company's repurchase of 1,142,966 shares of common stock.

Item 9. - Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

Not applicable.

                                    PART III
                              (Items 10 through 13)

Item 10. - Directors and Executive Officers of the Registrant
-------------------------------------------------------------

Information regarding directors is incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 1998.

Information regarding executive officers appears at the end of Part I.

Item 11. - Executive Compensation
---------------------------------

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 1998.

Item 12. - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 1998.

Item 13. - Certain Relationships and Related Transactions
---------------------------------------------------------

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 1998.


                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

a). List of documents filed as part of this report.

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

         3.       Exhibits

         (3) Articles of Incorporation and By-Laws
             -------------------------------------
             (3) (a) Exhibit (3)(a) to the Registrant's Form 10-K Annual Report for 1993, being The Third Amended Articles of Incorporation, is incorporated herein by reference.

             (3) (b) Exhibit (3)(a) to the Registrant's Form 10-Q Quarterly Report for December 15, 1996, being the Code of Regulations, is incorporated herein by reference.

             (3) (c) Exhibit (3)(b) to the Registrant's Form 10-Q Quarterly Report for December 15, 1996, being Amendments to Regulations adopted October 1, 1984, is incorporated herein by reference.

             (3) (d) Exhibit (3)(c) to the Registrant's Form 10-Q Quarterly Report for December 15, 1996, being Amendments to Regulations adopted October 24, 1996, is incorporated herein by reference.

             (10) Material Contracts
                  ------------------
             (10) (a) Exhibit (10)(a) to the Registrant's Form 10-Q Quarterly Report for December 14, 1997, being Area Development Agreement and Addendum between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

             (10) (b) Exhibit (10)(a) to the Registrant's Form 10-K annual Report for 1997, being employment agreement between the Registrant and Jack C. Maier effective June 2, 1997, is incorporated herein by reference.

             (10) (c) Exhibit (10)(a) to the Registrant's Form 10-K Annual Report for 1995, being employment contract between the Registrant and Jack C. Maier effective May 29,1995, is incorporated herein by reference.

             (10) (d) Exhibit (10)(b) to the Registrant's Form 10-K Annual Report for 1995, being employment contract between the Registrant and Craig F. Maier effective May 29, 1995, is incorporated herein by reference.

             (10) (e) Exhibit 10(a) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Savings Plan effective November 15, 1993, is incorporated herein by reference.

             (10) (f) Exhibit 10(b) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference.

             (10) (g) Exhibit 10(a) to the Registrant's Form 10-K Annual Report for 1994, being the 1993 Stock Option Plan (Appendix A to the Registrant's Proxy Statement dated August 24, 1993), is incorporated herein by reference.

             (10) (h) Exhibit (10)(a) to the Registrant's Form 10-K Annual Report for 1990, being employment contract between the Registrant and Jack C. Maier dated July 20, 1990, is incorporated herein by reference.

             (10) (i) Exhibit (10)(e) to the Registrant's Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference.

             (10) (j) Exhibit (10)(f) to the Registrant's Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference.

             (10) (k) Exhibit (10)(g) to the Registrant's Form 10-K Annual Report for 1990, being Agreement between the Registrant and Craig
             F. Maier dated November 21, 1989, is incorporated herein by reference. There is an identical agreement between the Registrant and Marvin G. Fields.

             (10) (l) Exhibit (10)(f) to the Registrant's amended Form 10-K Annual Report for 1988, being the Restated and Amended Area Franchise Agreement between Elias Brothers Restaurants, Inc. and the Registrant, is incorporated herein by reference.

             (10) (m) Exhibit (99)(b) to the Registrant's Schedule 13E-4 Issuer Tender Offer Statement dated July 14, 1997, being loan agreement between the Registrant and Star Bank, N. A. dated July 9, 1997, is incorporated herein by reference.

             (21) Subsidiaries of the Registrant
                  ------------------------------
             (27) Financial Data Schedule
                  -----------------------

(b) Reports on Form 8-K:

             On August 10, 1998, under item 5, to report that the Company has entered into a Letter of Intent to sell its 1/15th limited partnership interest in the Cincinnati Reds professional baseball team. Financial Statements were not required to be filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FRISCH'S RESTAURANTS, INC.
                                         (Registrant)


                                   By   DONALD H. WALKER        August 24, 1998
                                     -------------------------  ----------------
                                         Donald H. Walker             Date
                                     Vice President, Treasurer
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

            Signature                  Title                                                 Date
            ---------                  -----                                                 ----

                               Chairman of the Board
         Jack C. Maier         Director                                                 August 24, 1998
     ----------------------                                                         -------------------------
         Jack C. Maier

                               President and Chief Executive Officer
        Craig F. Maier         Director                                                 August 24, 1998
     ----------------------                                                         -------------------------
        Craig F. Maier


       Daniel W. Geeding       Director                                                 August 24, 1998
     ----------------------                                                         -------------------------
       Daniel W. Geeding


     Christopher B. Hewett     Director                                                 August 24, 1998
     ----------------------                                                         -------------------------
     Christopher B. Hewett


       Malcolm M. Knapp        Director                                                 August 24, 1998
     ----------------------                                                         -------------------------
       Malcolm M. Knapp


       Blanche F. Maier        Director                                                 August 24, 1998
     ----------------------                                                         -------------------------
       Blanche F. Maier


       William A. Mauch        Director                                                 August 24, 1998
     ----------------------                                                         -------------------------
       William A. Mauch


                               Director
     ----------------------                                                         -------------------------
       Barry S. Nussbaum


        Jerry L. Ruyan         Director                                                 August 24, 1998
     ----------------------                                                         -------------------------
        Jerry L. Ruyan