Form 10-Q
period 1998-09-20
FRISCHS RESTAURANTS INC
filed 1998-10-30
CIK 39047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED SEPTEMBER 20, 1998               COMMISSION FILE NUMBER 1-7323

                           FRISCH'S RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                               31-0523213
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 2800 GILBERT AVENUE, CINCINNATI, OHIO                                  45206
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                  513-961-2660

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

The total number of shares outstanding of the issuer's no par common stock, as of September 29, 1998 was:

                                    6,006,139

                                TABLE OF CONTENTS



                                                                            PAGE


PART I - FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENT OF EARNINGS.......................3

                  CONSOLIDATED BALANCE SHEET...............................4-5

                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY...........6

                  CONSOLIDATED STATEMENT OF CASH FLOWS.....................7

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............8-15


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.....................16-18


PART II - OTHER INFORMATION...............................................19-20

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
          SIXTEEN WEEKS ENDED SEPTEMBER 20, 1998 AND SEPTEMBER 21, 1997
                                   (UNAUDITED)

                                                  1998             1997
                                              -----------      -----------
REVENUE
Sales                                         $47,518,926      $46,136,477
Other                                             362,970          392,696
                                              -----------      -----------
       Total revenue                           47,881,896       46,529,173

COSTS AND EXPENSES
Cost of sales
       Food and paper                          14,490,385       14,415,040
       Payroll and related                     16,285,639       15,201,802
       Other operating costs                   11,153,086       10,983,838
                                              -----------      -----------
                                               41,929,110       40,600,680

General and administrative                      1,844,878        1,521,548
Advertising                                     1,160,527        1,114,932
Interest                                          890,393          786,944
                                              -----------      -----------
       Total costs and expenses                45,824,908       44,024,104
                                              -----------      -----------
       Earnings before income taxes             2,056,988        2,505,069

INCOME TAXES                                      679,000          802,000
                                              ===========      ===========
       NET EARNINGS                           $ 1,377,988      $ 1,703,069
                                              ===========      ===========
Basic and diluted net earnings per share             $.23             $.25
                                              ===========      ===========

The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                           September 20,       May 31,
                                                               1998             1998
                                                            (unaudited)
                                                           ------------      ------------
CURRENT ASSETS
Cash                                                       $    168,472      $     84,260
Receivables
       Trade                                                    865,511           782,101
       Other                                                    195,438           236,670
Inventories                                                   3,374,098         3,638,740
Prepaid expenses and sundry deposits                          1,761,456           827,571
Prepaid and deferred income taxes                               786,267           939,089
                                                           ------------      ------------
             Total current assets                             7,151,242         6,508,431

PROPERTY AND EQUIPMENT
Land and improvements                                        20,221,831        20,171,685
Buildings                                                    50,326,716        50,172,522
Equipment and fixtures                                       56,395,205        54,750,152
Leasehold improvements and buildings on leased land          27,568,664        26,321,313
Capitalized leases                                            8,682,298         8,682,298
Construction in Progress                                        826,005                --
                                                           ------------      ------------
                                                            164,020,719       160,097,970
       Less accumulated depreciation and amortization        79,949,349        77,901,512
                                                           ------------      ------------
             Net property and equipment                      84,071,370        82,196,458

OTHER ASSETS
Intangible assets                                               751,615           752,867
Investments in land                                           1,756,998         1,737,933
Property held for sale                                        6,911,451         7,853,073
Net cash surrender value-life insurance policies              3,902,088         3,767,594
Deferred income taxes                                           891,243           891,243
Other                                                         2,982,358         3,016,124
                                                           ------------      ------------
             Total other assets                              17,195,753        18,018,834
                                                           ------------      ------------
                                                           $108,418,365      $106,723,723
                                                           ============      ============


The accompanying notes are an integral part of these statements.

                                   LIABILITIES

                                                                  September 20,       May 31,
                                                                      1998              1998
                                                                  (unaudited)
                                                                  ------------      ------------
CURRENT LIABILITIES
Long-term obligations due within one year
       Long-term debt                                             $  1,500,000      $  1,500,000
       Obligations under capitalized leases                            453,290           458,480
       Self insurance                                                1,328,646           877,725
Accounts payable                                                     8,363,282         6,342,187
Accrued expenses                                                     4,913,012         5,779,923
Income Taxes                                                           284,243                --
                                                                  ------------      ------------
             Total current liabilities                              16,842,473        14,958,315

LONG-TERM OBLIGATIONS
Long-term debt                                                      30,294,490        29,914,490
Obligations under capitalized leases                                 5,480,899         5,597,202
Self insurance                                                       2,703,950         3,623,276
Other                                                                2,641,308         2,720,454
                                                                  ------------      ------------
             Total long-term obligations                            41,120,647        41,855,422

COMMITMENTS                                                                 --                --

SHAREHOLDERS' EQUITY
Capital stock
       Preferred stock - authorized, 3,000,000 shares
             without par value; none issued                                 --               --
       Common stock - authorized, 12,000,000 shares
             without par value; issued, 7,362,279
             shares - stated value - $1                              7,362,279         7,362,279
Additional contributed capital                                      60,424,771        60,427,299
                                                                  ------------      ------------
                                                                    67,787,050        67,789,578
Retained earnings                                                    3,884,614         3,347,485
                                                                  ------------      ------------
                                                                    71,671,664        71,137,063
Less cost of treasury stock (1,356,140 and 1,356,821 shares)        21,216,419        21,227,077
                                                                  ------------      ------------
             Total shareholders' equity                             50,455,245        49,909,986
                                                                  ------------      ------------
                                                                  $108,418,365      $106,723,723
                                                                  ============      ============

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          SIXTEEN WEEKS ENDED SEPTEMBER 20, 1998 AND SEPTEMBER 21, 1997
                                   (UNAUDITED)

                                          Common stock
                                            at $1 per
                                            share -         Additional
                                           Shares and       contributed       Retained        Treasury
                                             amount           capital         earnings         shares              Total
                                           ----------       -----------      ----------      ------------       -----------

Balance at June 1, 1997                    $7,362,279       $60,427,514      $  432,732       ($3,538,721)      $64,683,804
Net earnings for sixteen weeks                      -                 -       1,703,069                 -         1,703,069
Treasury shares acquired                            -                 -               -       (17,689,763)      (17,689,763)
Dividends
     Cash - $.12 per share                          -                 -        (789,222)                -          (789,222)
                                           ----------       -----------      ----------      ------------       -----------
Balance at September 21, 1997               7,362,279        60,427,514       1,346,579       (21,228,484)       47,907,888
Net earnings for thirty-six weeks                   -                 -       2,841,664                 -         2,841,664
Treasury shares reissued                            -              (215)              -             1,407             1,192
Dividends
     Cash - $.14 per share                          -                 -       (840,758)                 -          (840,758)
                                           ----------       -----------      ----------      ------------       -----------
Balance at May 31, 1998                     7,362,279        60,427,299       3,347,485       (21,227,077)       49,909,986
Net earnings for sixteen weeks                      -                 -       1,377,988                 -         1,377,988
Treasury shares reissued                            -           (2,528)               -            10,658             8,130
Dividends
     Cash - $.14 per share                          -                -         (840,859)                -          (840,859)
                                           ----------       -----------      ----------      ------------       -----------

Balance at September 20, 1998              $7,362,279       $60,424,771      $3,884,614      ($21,216,419)      $50,455,245
                                         ============       ===========      ==========      ============      ============


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          SIXTEEN WEEKS ENDED SEPTEMBER 20, 1998 AND SEPTEMBER 21, 1997
                                   (UNAUDITED

                                                                    1998               1997
                                                                -----------       ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                      $ 1,377,988       $  1,703,069
Adjustments to reconcile net income
     to net cash from operating activities:
     Depreciation and amortization                                2,966,470          2,808,569
     Loss on disposition of assets                                  152,693             57,221
     Changes in assets and liabilities:
         (Increase) decrease in receivables                         (42,178)            80,723
         Decrease (increase) in inventories                         264,642            (71,127)
         Increase in prepaid expenses and sundry deposits          (933,885)          (677,683)
         Decrease in prepaid and deferred income taxes              152,822            166,007
         Increase in accounts payable                             1,600,665          1,426,161
         Decrease in accrued expenses                              (866,911)        (1,138,226)
         Increase in accrued income taxes                           284,243            368,372
         Increase in other assets                                   (23,184)          (405,694)
         Decrease in self insured obligations                      (468,405)          (554,898)
         Decrease in other liabilities                              (79,146)           (59,995)
                                                                -----------       ------------
             Net cash provided by operating activities            4,385,814          3,702,499

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Additions to property                                            (5,017,137)        (3,676,415)
Proceeds from disposition of property                             1,001,699          2,904,758
Increase in other assets                                           (132,372)          (161,508)
                                                                -----------       ------------
             Net cash (used in) investing activities             (4,147,810)          (933,165)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings                                          2,000,000         18,144,490
Payment of long-term debt and capital lease obligations          (1,741,493)        (2,841,164)
Cash dividends paid                                                (420,429)          (428,900)
Treasury share transactions                                           8,130        (17,689,763)
                                                                -----------       ------------
             Net cash (used in) financing activities               (153,792)        (2,815,337)
                                                                -----------       ------------
Net increase (decrease) in cash and equivalents                      84,212            (46,003)
Cash and equivalents at beginning of year                            84,260            231,453
                                                                -----------       ------------
Cash and equivalents at end of quarter                          $   168,472       $    185,450
                                                                ===========       ============
Supplemental disclosures:
Interest paid                                                   $   861,058       $    584,196
Income taxes paid                                                   241,934            376,044
Income tax refunds received                                              --            108,423
Dividends declared but not paid                                     420,430            360,322



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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at September 20, 1998 and May 31, 1998.

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

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

New Store Opening Costs

Effective June 1, 1998, the Company elected early application of The American Institute of Certified Public Accountants' Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires new store opening costs to be expensed as incurred. Opening expense was zero for the sixteen weeks ended September 20, 1998 and $35,000 for the sixteen weeks ended September 21, 1997. There were no unamortized new store opening costs on the balance sheet at September 21, 1997.

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

Self Insurance

The Company self-insures its Ohio workers' compensation claims up to $250,000 per claim. Costs are accrued based on management's estimate for future claims.

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

Investment in Sports Franchise

On September 30, 1998, the Company completed the sale of its limited partnership investment in the Cincinnati Reds professional baseball team for $7,000,000 in cash. The transaction resulted in a pre-tax gain of $5,800,000. After tax proceeds of $4,900,000 were used to reduce debt incurred in August 1997 in connection with the Company's tender offer (see notes C and F). The net gain of approximately $.63 per share will be reported as an extraordinary gain in the Company's second quarter ending December 13, 1998.

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

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Accounting for the Impairment of Long-Lived Assets

The Company considers a history of cash flow losses in established areas to be its primary indicator of potential impairment. During the fourth quarter of fiscal 1997, the Company closed fifteen restaurants in certain markets in which cash flow losses had occurred. A non-cash pre-tax charge of $4,600,000 was recorded as in impairment loss pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impairment loss reduced the carrying costs of the properties to net realizable value as determined by the Company's experience in disposing of unprofitable restaurant properties and estimates provided by real estate brokers. During the fourth quarter of fiscal 1998, the Company recorded an additional charge of $375,000 to further lower the net realizable value of the properties remaining to be sold.

NOTE B - PROPERTY HELD FOR SALE

Of the fifteen properties closed at the end of fiscal 1997 as described in note A, seven have been disposed of through September 20, 1998. The sale proceeds were used to repay borrowings under the loan agreement that funded the Company's modified "Dutch Auction" self-tender offer (see notes C and F). The remaining eight properties are listed for sale with a broker, and are carried at a net realizable value of approximately $6,380,000 on the Company's balance sheet at September 20, 1998 as a component of the caption "Property held for sale." The Company expects to dispose of the majority of these restaurant properties within the next six to nine months. Certain surplus land is also currently held for sale and is stated at cost.

NOTE C - LONG-TERM DEBT

                            September 20, 1998              May 31, 1998
                           ---------------------     -------------------------
                           Payable      Payable      Payable      Payable
                           within        after       within        after
                           one year     one year     one year     one year
                           --------     --------     --------     --------
                                           (in thousands)

Revolving credit loan      $    --      $14,500      $    --      $12,500
Term loan                    1,500        5,000        1,500        5,500
Tender offer                    --       10,794           --       11,914
                           -------      -------      -------      -------

                           $ 1,500      $30,294      $ 1,500      $29,914
                           =======      =======      =======      =======


The portion payable after one year matures as follows:

                           Sept. 20,     May 31,
                             1998         1998
                           ---------     -------
                               (in thousands)

Period ending in 2000      $12,294      $25,914
                 2001       16,000        1,500
                 2002        1,500        1,500
                 2003          500        1,000
                           -------      -------
                           $30,294      $29,914
                           =======      =======

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LONG-TERM DEBT (CONTINUED)

The revolving credit loan is a $16,000,000 unsecured line of credit, $14,500,000 of which is outstanding at September 20, 1998. This credit loan was renegotiated in October 1998 to mature on September 1, 2001, unless extended. Interest rates are determined by various indices as selected by the Company, currently 6.59%. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly. The term loan is also unsecured and is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate, not to exceed 8.5%.

The tender offer loan was arranged to fund the Company's repurchase of up to 1,000,000 shares of the Company's common stock in August 1997 (see note F). Of the $17,144,000 borrowed, $6,350,000 had been repaid as of September 20, 1998 (see note B), reducing the balance outstanding to $10,794,000. The loan agreement was renegotiated in October 1998 to mature on August 15, 2000. Interest is payable monthly at the lender's prime rate or a LIBOR-adjusted rate, at the option of the Company. The LIBOR-adjusted rate of 7.08% was in effect as of September 20, 1998. The loan is collateralized by the real property and equipment owned by the Company at the eight remaining closed restaurant locations (see note B), the cash value of all life insurance policies owned by the Company and a security assignment of the after tax proceeds from the sale of the Company's limited partnership investment in the Cincinnati Reds professional baseball team. Borrowings under the loan agreement are being repaid through the sale of the remaining restaurant properties and the Company's interest in the Cincinnati Reds. The loan agreement requires the after tax proceeds from the sale of these assets to be immediately applied against the outstanding indebtedness. The investment in the Cincinnati Reds was sold on September 30, 1998. The after tax proceeds of $4,900,000 were used to further reduce this debt. (See note A). The Company believes the expected sale proceeds from the remaining property will be sufficient to extinguish the debt. Upon its retirement, the Company's $16,000,000 revolving line of credit will be increased to $20,000,000.

In October 1998, the Company entered into an unsecured draw credit facility under which it may borrow up to $20,000,000 to enable the Company to construct and open Golden Corral Restaurants. No more than $8,000,000 may be advanced for new restaurants under construction at any one time. Availability of draws ceases on September 1, 2001. During the construction phase, payment will be on an interest only basis. At the Company's option, interest on prime rate based borrowings will be payable monthly, or, in the case of LIBOR or CD based adjusted rate borrowings, payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each draw note will be converted to a term note amortized for a period not to exceed seven years. Upon conversion, the Company will have the option to fix the interest rate at the lender's then cost of funds plus 150 basis points.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments, and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all financial covenants at September 20, 1998.

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

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LEASED PROPERTY (CONTINUED)

An analysis of the capitalized leased property follows:

                                                     Asset balances at
                                                     -----------------
                                                   Sept. 20,     May 31,
                                                     1998          1998
                                                   ---------     -------
                                                       (in thousands)
           Restaurant facilities                   $ 7,705       $ 7,705
           Equipment                                   977           977
                                                   -------       -------
                                                     8,682         8,682
                Less accumulated amortization       (5,194)       (5,059)
                                                   -------       -------
                                                   $ 3,488       $ 3,623
                                                   =======       =======

Total rental expense of operating leases for the sixteen weeks was $439,000 at September 20, 1998 and $420,000 at September 21, 1997.

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                     Capitalized      Operating
                  Period ending September 20,          leases           leases
                  ---------------------------        -----------      ---------
                                                           (in thousands)
                  1999                                 $1,068           $1,236
                  2000                                  1,014            1,176
                  2001                                    903            1,042
                  2002                                    878              826
                  2003                                    873              617
                  2004 to 2020                          5,188            2,960
                                                      -------           ------
                    Total                               9,924           $7,857
                                                                        ======
                  Amount representing interest         (3,990)
                                                       ------
                  Present value of obligations          5,934
                  Portion due within one year            (453)
                                                       ------

                  Long-term obligations                $5,481
                                                       ======

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

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK

Stock Options

The 1993 Stock Option Plan authorizes the grant of stock options for up to 562,432 shares of the common stock of the Company for a ten-year period beginning May 9, 1994. Shares may be optioned to employees at not less than 75% of fair market value on the date granted. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998 which provides for automatic, annual stock option grants of 1,000 shares to each of the Company's non-employee directors. The per share exercise price for options granted to non-employee directors must equal 100% of fair market value on the date of grant. The Amended Plan adds a Company right to repurchase shares acquired on exercise of options if an optionee chooses to dispose of such shares. Stock appreciation rights are not provided for under the Amended Plan. Outstanding options under the 1993 Plan were granted at fair market value and vest in three equal annual installments and expire 10 years from the date of grant.

The 1984 Stock Option Plan expired May 8, 1994. As of September 20, 1998, 96,913 options remain outstanding, which are exercisable within 10 years from the date of grant. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends in accordance with the anti-dilution provisions of the Plan.

Transactions involving both the 1993 and the 1984 Plans are summarized below:

                                              Sixteen weeks ended                          Sixteen weeks ended
                                              September 20, 1998                           September 21, 1997
                                          ---------------------------                 ---------------------------
                                          No. of        Option                        No. of        Option
                                          Shares         Price                        Shares         Price
                                          ------        -------                       ------        ------
Outstanding  at beginning of year         134,413    $12.38 to $20.83                 259,835   $14.38 to $20.83
Exercisable at beginning of year           96,913    $14.38 to $20.83                 259,835   $14.38 to $20.83
Granted during the sixteen weeks           28,500    $11.25                                 0
Exercised during the sixteen weeks              0                                           0
Expired during the sixteen weeks                0                                           0
Outstanding  at end of quarter            162,913    $11.25 to $20.83                 259,835   $14.38 to $20.83
Exercisable at end of quarter              96,913    $14.38 to $20.83                 259,835   $14.38 to $20.83


Based upon information presented in the above table, pro forma disclosures of net income and earnings per share as required by SFAS 123 are unnecessary.

Shareholders approved the Employee Stock Option Plan in October 1998. The Plan is effective November 1, 1998 and provides employees who have completed 90 days continuous service an opportunity to purchase shares of the Company's common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares which may be purchased on the open market or from the Company's treasury.

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

Stock Repurchase Program

On October 5, 1998, the Board of Directors approved a program to repurchase up to 500,000 shares of the Company's common stock on the open market. Purchases will be made from time to time within a two-year time frame.

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

                                                           Weighted average
                                                      Common Shares Outstanding
                                                      -------------------------
     Quarter ending September 20, 1998                        6,006,011
     Quarter ending September 21, 1997                        6,760,542

Diluted EPS includes the effect of common stock equivalents which assumes the exercise of dilutive stock options. Stock options outstanding for the sixteen weeks ended September 20, 1998, were not included in the computation of diluted EPS because their exercise prices exceeded the average market price of the common shares. The sixteen weeks ended September 21, 1997 included 935 shares of common stock equivalents in the computation of diluted EPS.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - PENSION PLANS

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at May 31, 1998 and June 1, 1997 (latest available data, in thousands):

                                                                                          1998          1997
                                                                                         -------       -------
Plan assets at fair market value, primarily marketable securities and insurance funds     $23,189       $19,242
                                                                                          -------       -------
Actuarial present value of benefit obligations:
       Vested benefits                                                                     10,178        9,217
       Non vested benefits                                                                  1,037        1,033
                                                                                          -------      -------
Accumulated benefit obligations                                                            11,215       10,250
Effect of projected future salary increases                                                 3,550        3,542
                                                                                          -------      -------
Projected benefit obligations                                                              14,765       13,792
                                                                                          -------      -------
Plan assets in excess of projected benefit obligations (including approximately
       $380 at 1998 and $361 at 1997 withdrawable by participants upon demand)              8,424        5,450
Unrecognized net gains                                                                     (7,761)      (5,284)
Unrecognized prior service cost                                                               669          739
Unrecognized net transition (assets)                                                         (948)      (1,185)
                                                                                          --------     -------

Net accrued pension cost included in the balance sheet                                   $    384         (280)
                                                                                         ========      =======

Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                                     1998               1997
                                                                     ----               ----

Expected long-term rate of return on plan assets                     8.50%              8.50%
Weighted average discount rate                                       7.25               7.25
Rate of increase in compensation levels                              5.50               5.50


Pension expense for the sixteen weeks ended September 20, 1998 and September 21, 1997 was approximately $94,000 and $82,000 respectively.

Effective June 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. Since SFAS 132 does not change the measurement or recognition of these plans, its adoption had no affect on the Company's statement of earnings.

NOTE H - COMPANY REPRESENTATIONS

The financial information is unaudited, but in the opinion of management includes all adjustments (all of which were normal and recurring) necessary for a fair presentation of results of operations for such periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenue was $47,882,000 for the sixteen-week first quarter of fiscal 1999, an increase of $1,353,000 or 2.9% from the comparable period last year. Strong same store sales gains in Big Boy restaurants, especially from carryout and drive-thru trade, were primarily responsible for the increase. Menu prices were increased approximately 2% in the third quarter of fiscal 1998. Another price increase of almost 2% was implemented shortly before the quarter ended on September 20, 1998. Revenue from hotel operations decreased 2.8% from the same period last year.

The Company did not open or close any restaurants during the first quarter. The Company currently operates 88 Big Boy restaurants and two Quality Hotels. One Golden Corral restaurant is currently under construction. It is expected to open in January 1999. The Company expects average annual sales volume of $3,000,000 from each Golden Corral restaurant it plans to open. The typical Golden Corral building will have double the square footage of the average Frisch's Big Boy restaurant. Average annual sales volume of a Frisch's Big Boy restaurant during fiscal 1998 was $1,512,000.

Cost of sales increased $1,328,000 or 3.3% during this year's first quarter, as costs increased to 87.6% of revenue from 87.3% in last year's first quarter. Most of the increase was in proportion to sales increases. An analysis of the components of cost of sales follows.

Food and paper costs decreased during this year's first quarter, falling to 30.3% of revenue from 31% in the first quarter last year. While commodity prices generally continue to inch upward, lower pork and beef prices aided the improvement. In addition, the food cost of carryout and drive-thru meals is usually lower than for dining room meals.

Payroll and related expenses rose during this year's first quarter to 34% of revenue from 32.7% in last year's first quarter, more than eliminating the savings achieved from lower food and paper costs. Higher hourly pay rates, driven by a tight labor market, were the principal cause. In addition, service hours in relation to hours of operation were increased over last year. This action was taken to provide proper service levels to meet the higher sales volume. Favorable claims experience in the Company's self-insurance programs resulted in credits to payroll and related expenses of $549,000 and $494,000, respectively, in the first quarters of fiscal 1999 and 1998. A new variable compensation program for restaurant managers was instituted at the beginning of fiscal 1999. As had been expected, the program resulted in higher payroll costs for restaurant management. However, these higher payroll costs have been more than offset by the elimination of service trainer management positions and through a fifteen percent reduction in field supervisors.

Other operating expenses decreased to 23.3% of revenue in the first quarter of fiscal 1999 from 23.6% in last year's first quarter. Lower manager trainee expenses that resulted from lower management turnover due to the new variable compensation plan are reflected in the improvement.

Total cost of sales was also negatively impacted by higher payroll, remodeling and depreciation charges for the hotels during this year's first quarter. Combined with lower revenue, these factors produced disappointing hotel operating results. The restaurant in the Quality Hotel Central in Norwood, Ohio, which had been operated under the name "Dockside VI" for many years, recently reopened as "Highlands Bar and Grill." The theme change is designed to turn around sagging sales and losses in the restaurant. The Company is currently exploring an agreement to re-flag the Quality Hotel Riverview in Covington, Kentucky with a more upscale chain. The Company believes a new upscale trade name will allow the hotel to charge premium rates for its rooms, resulting in a much higher return on invested capital.

General and administrative expense during the first quarter of fiscal 1999 increased $323,000 or 21.3% over the first quarter of fiscal 1998. The increase is principally due to a gain recorded last year from the disposition of property unrelated to 15 Big Boy restaurants that were closed at the end of fiscal 1997. Also, this year's general and administrative expense includes costs incurred in preparation for opening Golden Corral restaurants.

Interest expense in the first quarter of fiscal 1999 increased $103,000 or 13.1% over the comparable period a year ago, increasing to 1.9% of revenue from 1.7% last year. Interest attributable to the tender offer loan (see notes C and F to the consolidated financial statements) was $265,000 during this year's sixteen-week first quarter, compared with $121,000 last year. Last year's quarter included only five weeks of tender offer interest, as the $17,144,000 loan was drawn on August 15, 1997. Interest on the tender offer loan will spiral downward as the current year progresses, as more of the principal is repaid. The Company repaid $4,900,000 on the loan shortly after the quarter ended, reducing the principal to under $5,900,000. However, the savings from the reduction in tender offer interest will likely be tempered by borrowing needed to construct Golden Corral restaurants in fiscal 1999.

Provision for income tax expense as a percentage of pre-tax earnings was 33% in the first quarter of fiscal 1999, compared with 32% in the comparable period last year. The expiration of the Work Opportunity Tax Credit on June 30, 1998 is reflected in the current quarter's tax rate.

On September 30, 1998, the Company completed the sale of its limited partnership investment in the Cincinnati Reds professional baseball team for $7,000,000 in cash. The transaction resulted in an after tax gain of approximately $3,800,000 or $.63 per share, which will be reported as an extraordinary gain in the Company's second quarter ending December 13, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during the first quarter of fiscal 1999 was $4,390,000, an increase of $680,000 from last year's first quarter. These funds were generated principally from net income and depreciation, and were utilized for discretionary capital improvements, dividends, and to service debt.

Investing activities during the first quarter of fiscal 1999 included $5,020,000 in capital costs, an increase of $1,340,000 from last year's first quarter. This year's first quarter costs consisted of $1,260,000 for the new point-of-sale system, $1,820,000 to renovate the hotel properties, $300,000 to remodel five Big Boy restaurants, $830,000 for Golden Corral, and $810,000 in routine equipment replacements and other capital outlays. Proceeds from property sales were $1,000,000, all of which came from the disposal of one of the fifteen restaurants closed last year (see notes A and B to the consolidated financial statements). The Company expects to complete the disposal of the remaining eight closed restaurants over the next six to nine months.

Financing activities in the first quarter of fiscal 1999 included $2,000,000 of new debt borrowed against the Company's revolving line of credit. Scheduled long-term debt payments of $620,000 were made and $1,120,000 was paid against the tender offer loan principally with proceeds from the sale of one of the fifteen closed restaurants. Anticipated sale proceeds from the remaining eight closed restaurants will also be used to service the tender offer debt as required by the loan agreement. On September 30, 1998, the Company used the after tax proceeds from the sale of its partnership interest in the Cincinnati Reds to repay $4,900,000, reducing the loan's outstanding principal to $5,890,000. A regular quarterly cash dividend to shareholders totaling $420,000 was also paid during the quarter ended September 20, 1998.

The Company expects funds from operations to be sufficient to cover near term capital spending on Big Boy and hotel facilities, scheduled debt service unrelated to the tender offer loan and regular quarterly cash dividends. The Company does not currently plan to build any new Big Boy restaurants during the remainder of fiscal 1999. Although fiscal 1999 is the final year of a five year plan to totally renovate the hotel properties, capital spending plans are presently being evaluated in connection with the possible re-flagging of the Riverview hotel with a more upscale chain. Costs to remodel sixteen Big Boy restaurants scheduled over the remainder of the fiscal year will average $75,000 each. Through September 20, 1998, the point-of-sale system has been installed in 66 Big Boy restaurants. The remaining 22 installations are expected to be completed by early February 1999 requiring a capital outlay of approximately $55,000 to $60,000 per restaurant.

The terms of a development agreement with Golden Corral Franchising Systems, Inc. call for the Company to open 23 Golden Corral restaurants through 2004. In addition, the agreement requires that five of the restaurants be opened and in operation by the end of calendar year 1999. One restaurant is presently under construction and the Company has entered into agreements to purchase two additional sites. Costs are being funded through cash flow and a new credit facility under which the Company may borrow up to $20,000,000 through September 1, 2001. The average cost to build and equip each Golden Corral restaurant is expected to be $2,400,000, including land.

On October 5, 1998, the Board of Directors approved a program to repurchase up to 500,000 shares of the Company's common stock on the open market. Purchases will be made from time to time within a two-year time frame and will be funded through cash flow and the Company's revolving line of credit if needed. Shareholders approved the Employee Stock Option Plan on October 5, 1998. The Plan, which is effective November 1, 1998, authorizes a maximum of 1,000,000 shares to be purchased by employees at a discount. Purchases may be made from the Company's treasury or on the open market.



Year 2000 Impact

The Company has identified its Year 2000 compliance issues and is currently executing a plan to insure that its information systems are fully Year 2000 compliant. The plan calls for the Company to be Year 2000 compliant in May 1999. For the Company's custom written software, all of the required date fields that need to be modified have been identified. The Company is utilizing internal resources to manually convert and test these systems without material additional expense. Certain prepackaged software systems will require upgrade or replacement, the estimated cost of which will have no material adverse effect on the Company's financial position, results of operations or cash flows. Although the Company has not yet determined the full extent of vendors' software compliance, management believes the risk due to third-party non-compliance is immaterial.

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

     a)   The annual meeting of Shareholders was held on October 5, 1998.

     b)   Directors elected on October 5, 1998:
                  Jack  C. Maier             William J. Reik, Jr.
                  William A. Mauch           Lorrence T. Kellar

          Directors whose terms continued after the meeting:
                  Craig F. Maier             Daniel W. Geeding
                  Malcolm M. Knapp           Blanche F. Maier
                  Christopher B. Hewett

     c)   The following matters were voted upon:

          1)   Election of Directors:

                                 Name                               For
                                 ----                               ---
                            Jack C. Maier                        5,401,674
                            William A. Mauch                     5,402,683
                            William J. Reik, Jr.                 5,401,654
                            Lorrence T. Kellar                   5,405,237

          2) Management proposal to approve the Amended and Restated 1993 Stock Option Plan. It received the following votes:

                         For               Against             Abstain
                         ---               -------             -------
                      3,689,505            377,792             23,830

          3) Management proposal to approve the Frisch's Restaurants, Inc. Employee Stock Option Plan. It received the following votes:

                         For               Against             Abstain
                         ---               -------             -------
                      3,762,439            308,557             20,131

          4) Management proposal to ratify and approve the appointment of Grant Thornton LLP as independent auditors was approved. It received the following votes:

                        For                Against             Abstain
                        ---                -------             -------
                      5,405,620             9,678              13,272

Item 6.  Exhibits and reports on Form 8-K.

           a)  Exhibits

               (10) Material Contracts

               (10) (a) Amendment dated October 9, 1998 to loan agreement between the Registrant and Star Bank, N.A. dated July 9, 1997. The loan agreement was originally filed as Exhibit 99(b) to the Registrant's Schedule 13 E-4 Issuer Tender Offer Statement dated July 14, 1997.

(27)     Financial Data Schedule

           b) Reports on Form 8-K.
              The Company filed the following Forms 8-K:

                   On August 10, 1998, under item 5, to report that the Company has entered into a Letter of Intent to sell its 1/15th limited partnership interest in the Cincinnati Reds professional baseball team. Financial Statements were not required to be filed.

                   On October 6, 1998, under item 5, to report that the Company's Board of Directors approved a program to repurchase up to 500,000 shares of the Company's Common Stock on the open market. Financial statements were not required to be filed.



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


                                               FRISCH'S RESTAURANTS, INC.
                                               --------------------------
                                                      (registrant)


DATE  October 30, 1998
    --------------------------------
      October 30, 1998
                                               BY     /s/ Donald H. Walker
                                                  -----------------------------
                                                          Donald H. Walker
                                                   Vice President - Finance and
                                                    Principal Financial Officer