Form 10-Q
period 1998-12-13
FRISCHS RESTAURANTS INC
filed 1999-01-22
CIK 39047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED DECEMBER 13, 1998                COMMISSION FILE NUMBER 1-7323

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

The total number of shares outstanding of the issuer's no par common stock, as of December 31, 1998 was:

                                    5,943,580

                               TABLE OF CONTENTS



                                                                            PAGE


PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENT OF EARNINGS .....................3

                    CONSOLIDATED BALANCE SHEET .............................4-5

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY .........6

                    CONSOLIDATED STATEMENT OF CASH FLOWS ...................7

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .............8-15


         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS ...................16-19


PART II - OTHER INFORMATION                                                20-21

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                       Twenty-Eight Weeks Ended                Twelve Weeks Ended
                                                     -----------------------------       -----------------------------
                                                     December 13,     December 14,       December 13,     December 14,
                                                        1998              1997              1998              1997
                                                     ------------     ------------       ------------     ------------
REVENUE
Sales                                                $85,046,039      $81,765,571        $37,527,113      $35,629,094
Other                                                    647,822          690,103            284,852          297,407
                                                     -----------      -----------        -----------      -----------
       Total revenue                                  85,693,861       82,455,674         37,811,965       35,926,501

COSTS AND EXPENSES
Cost of sales
       Food and paper                                 25,923,680       25,480,947         11,433,295       11,065,907
       Payroll and related                            29,003,689       27,122,088         12,718,050       11,920,286
       Other operating costs                          19,584,456       19,402,562          8,431,370        8,418,724
                                                     -----------      -----------        -----------      -----------
                                                      74,511,825       72,005,597         32,582,715       31,404,917
General and administrative                             3,190,585        2,386,412          1,345,699          864,864
Advertising                                            2,073,053        1,981,990            912,534          867,058
Impairment of long lived assets                        1,125,000                -          1,125,000                -
Interest                                               1,481,760        1,550,579            591,367          763,635
                                                     -----------      -----------        -----------      -----------

       Total costs and expenses                       82,382,223       77,924,578         36,557,315       33,900,474
                                                     -----------      -----------        -----------      -----------

       Earnings before income taxes
       and extraordinary item                          3,311,638        4,531,096          1,254,650        2,026,027

INCOME TAXES                                           1,192,000        1,450,000            513,000          648,000
                                                     -----------      -----------        -----------      -----------

       Earnings before extraordinary item              2,119,638        3,081,096            741,650        1,378,027

EXTRAORDINARY ITEM (NET OF APPLICABLE TAX)             3,712,000                -          3,712,000                -
                                                     -----------      -----------        -----------      -----------
       NET EARNINGS                                  $ 5,831,638      $ 3,081,096        $ 4,453,650      $ 1,378,027
                                                     ===========      ===========        ===========      ===========

Basic and diluted net earnings
      per share of common stock:
      Before extraordinary item                             $.35             $.48               $.12             $.23
      Extraordinary item                                     .62                -                .62                -
                                                     -----------      -----------        -----------      -----------
                                                            $.97             $.48               $.74             $.23
                                                     ===========      ===========        ===========      ===========


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                ASSETS
                                                                        December 13,                May 31,
                                                                            1998                     1998
                                                                        (unaudited)
                                                                        ------------             ------------
CURRENT ASSETS
Cash                                                                    $    621,398             $     84,260
Receivables
       Trade                                                                 944,014                  782,101
       Other                                                                 181,617                  236,670
Inventories                                                                4,011,035                3,638,740
Prepaid expenses and sundry deposits                                       1,573,676                  827,571
Prepaid and deferred income taxes                                            786,267                  939,089
                                                                        ------------             ------------

             Total current assets                                          8,118,007                6,508,431


PROPERTY AND EQUIPMENT
Land and improvements                                                     20,221,130               20,171,685
Buildings                                                                 50,494,488               50,172,522
Equipment and fixtures                                                    56,377,886               54,750,152
Leasehold improvements and buildings on leased land                       28,130,358               26,321,313
Capitalized leases                                                         8,224,712                8,682,298
Construction in Progress                                                   1,437,148                        -
                                                                        ------------             ------------
                                                                         164,885,722              160,097,970
       Less accumulated depreciation and amortization                     81,191,143               77,901,512
                                                                        ------------             ------------

             Net property and equipment                                   83,694,579               82,196,458


OTHER ASSETS
Intangible assets                                                            750,674                  752,867
Investments in land                                                        1,759,546                1,737,933
Property held for sale                                                     5,061,393                7,853,073
Net cash surrender value-life insurance policies                           3,936,995                3,767,594
Deferred income taxes                                                        891,243                  891,243
Other                                                                      1,717,244                3,016,124
                                                                        ------------             ------------

             Total other assets                                           14,117,095               18,018,834
                                                                        ------------             ------------

                                                                        $105,929,681             $106,723,723
                                                                        ============             ============


The accompanying notes are an integral part of these statements.

                                                 LIABILITIES
                                                                        December 13,               May 31,
                                                                           1998                     1998
                                                                        (unaudited)
                                                                        ------------             ------------
CURRENT LIABILITIES
Long-term obligations due within one year
       Long-term debt                                                   $  1,500,000             $  1,500,000
       Obligations under capitalized leases                                  459,407                  458,480
       Self insurance                                                      1,332,904                  877,725
Accounts payable                                                           8,500,370                6,342,187
Accrued expenses                                                           5,219,191                5,779,923
Income taxes                                                               1,249,154                        -
                                                                        ------------             ------------

             Total current liabilities                                    18,261,026               14,958,315


LONG-TERM OBLIGATIONS
Long-term debt                                                            23,219,490               29,914,490
Obligations under capitalized leases                                       5,361,529                5,597,202
Self insurance                                                             2,757,717                3,623,276
Other                                                                      2,449,830                2,720,454
                                                                        ------------             ------------

             Total long-term obligations                                  33,788,566               41,855,422


COMMITMENTS                                                                        -                        -


SHAREHOLDERS' EQUITY
Capital stock
       Preferred stock - authorized, 3,000,000 shares
             without par value; none issued                                        -                        -
       Common stock - authorized, 12,000,000 shares
             without par value; issued, 7,362,279
             shares - stated value - $1                                    7,362,279                7,362,279
Additional contributed capital                                            60,423,818               60,427,299
                                                                        ------------             ------------

                                                                          67,786,097               67,789,578
Retained earnings                                                          7,922,073                3,347,485
                                                                        ------------             ------------

                                                                          75,708,170               71,137,063
Less cost of treasury stock (1,416,699 and 1,356,821 shares)              21,828,081               21,227,077
                                                                        ------------             ------------

             Total shareholders' equity                                   53,880,089               49,909,986
                                                                        ------------             ------------

                                                                        $105,929,681             $106,723,723
                                                                        ============             ============

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   TWENTY-EIGHT WEEKS ENDED DECEMBER 13, 1998
                              AND DECEMBER 14, 1997
                                   (UNAUDITED)

                                             Common stock
                                          at $1 per share-   Additional
                                              Shares and     contributed       Retained        Treasury
                                                amount         capital         earnings         shares           Total
                                          ----------------   -----------     -----------     ------------     ------------
Balance at June 1, 1997                       $7,362,279     $60,427,514     $   432,732     $ (3,538,721)    $ 64,683,804

Net earnings for twenty-eight weeks                    -               -       3,081,096                -        3,081,096

Treasury shares acquired                               -               -               -      (17,689,763)     (17,689,763)

Dividends
     Cash - $.19 per share                             -               -      (1,209,597)               -       (1,209,597)
                                              ----------     -----------     -----------     ------------     ------------

Balance at December 14, 1997                   7,362,279      60,427,514       2,304,231      (21,228,484)      48,865,540

Net earnings for twenty-four weeks                     -               -       1,463,637                -        1,463,637

Treasury shares reissued                               -            (215)              -            1,407            1,192

Dividends
     Cash - $.07 per share                             -               -        (420,383)               -         (420,383)
                                              ----------     -----------     -----------     ------------     ------------

Balance at May 31, 1998                        7,362,279      60,427,299       3,347,485      (21,227,077)      49,909,986

Net earnings for twenty-eight weeks                    -               -       5,831,638                -        5,831,638

Treasury shares acquired                               -               -                         (614,697)        (614,697)

Treasury shares reissued                               -          (3,481)              -           13,693           10,212

Dividends
     Cash - $.21 per share                             -               -      (1,257,050)               -       (1,257,050)
                                              ----------     -----------     -----------     ------------     ------------

Balance at December 13, 1998                  $7,362,279     $60,423,818     $ 7,922,073     $(21,828,081)    $ 53,880,089
                                              ==========     ===========     ===========     ============     ============


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
        TWENTY-EIGHT WEEKS ENDED DECEMBER 13, 1998 AND DECEMBER 14, 1997
                                   (UNAUDITED)

                                                                                         1998               1997
                                                                                      -----------        -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                            $ 5,831,638        $ 3,081,096
Adjustments to reconcile net income
     to net cash from operating activities:
     Depreciation and amortization                                                      5,277,884          4,933,858
      (Gain) loss on disposition of assets                                                279,447            (60,156)
     Impairment of long-lived assets                                                    1,125,000                  -
     Gain on sale of investment in Cincinnati Reds                                     (3,712,000)                 -
     Changes in assets and liabilities:
         (Increase) decrease in receivables                                              (106,860)            94,451
         Increase in inventories                                                         (372,295)           (92,180)
         Increase in prepaid expenses and sundry deposits                                (746,105)          (344,743)
         Decrease in prepaid and deferred income taxes                                    152,822            220,418
         Increase in accounts payable                                                   1,741,992            600,561
         Decrease in accrued expenses                                                    (560,732)          (860,305)
         (Decrease) increase in accrued income taxes                                     (838,846)           373,646
         Decrease (increase) in other assets                                               41,815           (516,573)
         Decrease in self insured obligations                                            (410,380)          (432,866)
         Decrease in other liabilities                                                   (270,624)           (97,585)
                                                                                      -----------        -----------
             Net cash provided by operating activities                                  7,432,756          6,899,622


CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Additions to property and equipment                                                    (7,090,139)        (6,380,668)
Proceeds from disposition of property                                                   1,739,962          4,200,471
Proceeds from sale of investment in Cincinnati Reds                                     7,000,000                  -
Increase in other assets                                                                 (170,351)          (202,909)
                                                                                      -----------        -----------
             Net cash provided by (used in) investing activities                        1,479,472         (2,383,106)


CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings                                                                3,000,000         18,644,490
Payment of long-term obligations                                                       (9,929,746)        (4,075,868)
Cash dividends paid                                                                      (840,859)          (789,221)
Treasury share transactions                                                              (604,485)       (17,689,763)
                                                                                      -----------        -----------
             Net cash (used in) financing activities                                   (8,375,090)        (3,910,362)
                                                                                      -----------        -----------
Net increase in cash and equivalents                                                      537,138            606,154
Cash and equivalents at beginning of year                                                  84,260            231,453
                                                                                      -----------        -----------
Cash and equivalents at end of second quarter                                         $   621,398        $   837,607
                                                                                      ===========        ===========
Supplemental disclosures:
Interest paid                                                                         $ 1,369,509        $ 1,390,060
Income taxes paid                                                                       1,878,023            978,199
Income tax refunds received                                                                     -            122,263
Dividends declared but not paid                                                           416,191            420,376




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

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at December 13, 1998 and May 31, 1998.

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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

New Store Opening Costs
-----------------------

Effective June 1, 1998, the Company elected early application of The American Institute of Certified Public Accountants' Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires new store opening costs to be expensed as incurred. Opening expense was zero for the twenty-eight weeks ended December 13, 1998 and $35,000 for the twenty-eight weeks ended December 14, 1997. There were no unamortized new store opening costs on the balance sheet at December 14, 1997.

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

Investment in Sports Franchise
------------------------------

On September 30, 1998, the Company completed the sale of its limited partnership investment in the Cincinnati Reds professional baseball team for $7,000,000 in cash. The transaction resulted in a pre-tax gain of $5,800,000. After tax proceeds of $4,900,000 were used to reduce debt incurred in August 1997 in connection with the Company's tender offer (see notes C and F). The net gain of approximately $.62 per share has been reported as an extraordinary gain in the Company's second quarter ending December 13, 1998.

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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Accounting for the Impairment of Long-Lived Assets
--------------------------------------------------

The Company considers a history of cash flow losses in established areas to be its primary indicator of potential impairment. During the fourth quarter of fiscal 1997, the Company closed fifteen restaurants in certain markets in which cash flow losses had occurred. A non-cash pre-tax charge of $4,600,000 was recorded as an impairment loss pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impairment loss reduced the carrying costs of the properties to net realizable value as determined by the Company's experience in disposing of unprofitable restaurant properties and estimates provided by real estate brokers. To further lower the net realizable value of the properties remaining to be sold, the Company recorded additional pretax charges of $375,000 in the fourth quarter of fiscal 1998 and $1,125,000 in the second quarter of fiscal 1999. The current quarter charge is partially based upon contracts with a Big Boy franchise operator, a minority shareholder of which is a related party.

NOTE B - PROPERTY HELD FOR SALE

Of the fifteen properties closed at the end of fiscal 1997 as described in note A, eight have been disposed of through December 13, 1998. The sale proceeds were used to repay borrowings under the loan agreement that funded the Company's modified "Dutch Auction" self-tender offer (see notes C and F). The remaining seven properties are listed for sale with a broker, and are carried at a net realizable value of approximately $4,530,000 on the Company's balance sheet at December 13, 1998 as a component of the caption "Property held for sale." The Company expects to dispose of the majority of these restaurant properties within the next three to six months. Certain surplus land is also currently held for sale and is stated at cost.

NOTE C - LONG-TERM DEBT

                                               December 13, 1998                 May 31, 1998
                                             ---------------------          ---------------------
                                             Payable      Payable           Payable       Payable
                                              within       after             within        after
                                             one year     one year          one year     one year
                                             --------     --------          --------     --------
                                                                (in thousands)
Revolving credit loan                         $    -      $12,500             $    -      $12,500
Term loan                                      1,500        4,625              1,500        5,500
Tender offer                                       -        5,094                  -       11,914
Golden Corral facility                             -        1,000                  -            -
                                              ------      -------             ------      -------

                                              $1,500      $23,219             $1,500      $29,914
                                              ======      =======             ======      =======


The portion payable after one year matures as follows:


                                                                Dec. 13,        May 31,
                                                                 1998            1998
                                                                -------         -------
                                                                   (in thousands)
                                Period ending in 2000           $ 6,594         $25,914
                                                 2001            15,000           1,500
                                                 2002             1,500           1,500
                                                 2003               125           1,000
                                                                -------         -------
                                                                $23,219         $29,914
                                                                =======         =======

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LONG-TERM DEBT (CONTINUED)

The revolving credit loan is a $16,000,000 unsecured line of credit, $12,500,000 of which is outstanding at December 13, 1998. This credit loan was renegotiated in October 1998 to mature on September 1, 2001, unless extended. Interest rates are determined by various indices as selected by the Company, currently 6.25%. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly. The term loan is also unsecured and is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate currently 7.75%, not to exceed 8.5%.

The tender offer loan was arranged to fund the Company's repurchase of up to 1,000,000 shares of the Company's common stock in August 1997 (see note F). Of the $17,144,000 borrowed, $12,050,000 had been repaid as of December 13, 1998 (see note B), reducing the balance outstanding to $5,094,000. The loan agreement was renegotiated in October 1998 to mature on August 15, 2000. Interest is payable monthly at the lender's prime rate or a LIBOR-adjusted rate, at the option of the Company. The LIBOR-adjusted rate of 6.53% was in effect as of December 13, 1998. The loan is collateralized by the real property and equipment owned by the Company at the seven remaining closed restaurant locations (see note B), the cash value of all life insurance policies owned by the Company and a security assignment of the after tax proceeds from the sale of the Company's limited partnership investment in the Cincinnati Reds professional baseball team. Borrowings under the loan agreement are being repaid through the sale of the remaining restaurant properties and the Company's interest in the Cincinnati Reds. The loan agreement requires the after tax proceeds from the sale of these assets to be immediately applied against the outstanding indebtedness. The investment in the Cincinnati Reds was sold on September 30, 1998. The after tax proceeds of $4,900,000 were used to further reduce this debt. (See note A). The Company believes the expected sale proceeds from the remaining property will be sufficient to extinguish the debt. Upon its retirement, the Company's $16,000,000 revolving line of credit will be increased to $20,000,000.

In October 1998, the Company entered into an unsecured draw credit facility under which it may borrow up to $20,000,000 to enable the Company to construct and open Golden Corral Restaurants. The Company borrowed $1,000,000 against this credit line during the quarter ended December 13, 1998. No more than $8,000,000 may be advanced for new restaurants under construction at any one time. Availability of draws ceases on September 1, 2001. During the construction phase, payment will be on an interest only basis. At the Company's option, interest on prime rate based borrowings will be payable monthly, or, in the case of LIBOR or CD based adjusted rate borrowings, payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The quarterly LIBOR adjusted rate of 6.25% is in effect until March 1, 1999. Within six months of the completion and opening of each restaurant, the balance outstanding under each draw note will be converted to a term note amortized for a period not to exceed seven years. Upon conversion, the Company will have the option to fix the interest rate at the lender's then cost of funds plus 150 basis points.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments, and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all financial covenants at December 13, 1998.

The Company also has three outstanding letters of credit totaling $1,546,000 in support of its self insurance program.

NOTE D - LEASED PROPERTY

The Company has capitalized the leased property of 40% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2004. The Company also occupies office space under an operating lease which expires during 2003, with a renewal option available through 2013.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LEASED PROPERTY (CONTINUED)

An analysis of the capitalized leased property follows:

                                                        Asset balances at
                                                    -------------------------
                                                    Dec. 13,          May 31,
                                                     1998              1998
                                                    --------          -------
                                                          (in thousands)
           Restaurant facilities                    $ 7,248           $ 7,705
           Equipment                                    977               977
                                                    -------           -------
                                                      8,225             8,682
                Less accumulated amortization        (4,867)           (5,059)
                                                    -------           -------
                                                    $ 3,358           $ 3,623
                                                    =======           =======
Total rental expense of operating leases for the twenty-eight weeks was $794,000 at December 13, 1998 and $755,000 at December 14, 1997.

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                      Capitalized   Operating
                  Period ending December 13,            leases        leases
                  --------------------------          -----------   ---------
                                                            (in thousands)
                  1999                                  $ 1,062        $1,301
                  2000                                      974         1,242
                  2001                                      901         1,075
                  2002                                      873           922
                  2003                                      873           682
                  2004 to 2020                            4,970         2,814
                                                        -------        ------
                      Total                               9,653        $8,036
                                                                       ======
                  Amount representing interest           (3,832)
                                                        -------
                  Present value of obligations            5,821
                  Portion due within one year              (459)
                                                        -------
                  Long-term obligations                 $ 5,362
                                                        -------

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

Stock Options
-------------

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

The 1984 Stock Option Plan expired May 8, 1994. As of December 13, 1998, 96,913 options remain outstanding, which are exercisable within 10 years from the date of grant. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends in accordance with the anti-dilution provisions of the Plan.

Transactions involving both the 1993 and the 1984 Plans are summarized below:

                                           Twenty-eight weeks ended                     Twenty-eight weeks ended
                                               December 13, 1998                           December 14, 1997
                                          ---------------------------                 ----------------------------
                                           No. of         Option                      No. of          Option
                                           Shares         Price                       Shares           Price
                                          -------    ----------------                 -------     ----------------
Outstanding  at beginning of year         134,413    $12.38 to $20.83                 259,835     $14.38 to $20.83
Exercisable at beginning of year           96,913    $14.38 to $20.83                 259,835     $14.38 to $20.83
Granted during the twenty-eight weeks      35,500     $8.31 to $11.25                       0
Exercised during the twenty-eight weeks         0                                           0
Expired during the twenty-eight weeks         750    $11.25 to $12.38                       0
Outstanding  at end of quarter            169,163     $8.31 to $20.83                 259,835     $14.38 to $20.83
Exercisable at end of quarter              96,913    $14.38 to $20.83                 259,835     $14.38 to $20.83

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

Stock Repurchase Program
------------------------

On October 5, 1998, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company's common stock on the open market. Purchases may be made from time to time within a two-year time frame. Through December 13, 1998, 60,443 shares had been repurchased at a cost of $612,000.

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

                                                           Weighted average
                                                       Common Shares Outstanding
                                                       -------------------------

             Quarter ending December 13, 1998                  5,982,506
             Year-to-date December 13, 1998                    5,995,938

             Quarter ending December 14, 1997                  6,005,368
             Year-to-date December 14, 1997                    6,436,896

Diluted EPS includes the effect of common stock equivalents, which assumes the exercise of dilutive stock options. For the twenty-eight weeks ended December 13, 1998 and December 14, 1997, 495 and 120 shares of common stock equivalents, respectively, were included in the computation of diluted EPS. The twelve weeks ended December 13, 1998 included 1,156 shares in the diluted EPS computation. Stock options outstanding for the twelve weeks ended December 14, 1997 were not included in the computation of diluted EPS because their exercise prices exceeded the average market price of the common shares.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - PENSION PLANS

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at May 31, 1998 and June 1, 1997 (latest available data, in thousands):

                                                                                              1998          1997
                                                                                             -------       -------
Plan assets at fair market value, primarily marketable securities and insurance funds        $23,189       $19,242
                                                                                             -------       -------
Actuarial present value of benefit obligations:
       Vested benefits                                                                        10,178         9,217
       Non vested benefits                                                                     1,037         1,033
                                                                                             -------       -------
Accumulated benefit obligations                                                               11,215        10,250
Effect of projected future salary increases                                                    3,550         3,542
                                                                                             -------       -------
Projected benefit obligations                                                                 14,765        13,792
                                                                                             -------       -------
Plan assets in excess of projected benefit obligations (including approximately
       $380 at 1998 and $361 at 1997 withdrawable by participants upon demand)                 8,424         5,450
Unrecognized net gains                                                                        (7,761)       (5,284)
Unrecognized prior service cost                                                                  669           739
Unrecognized net transition (assets)                                                            (948)       (1,185)
                                                                                             -------       -------

Net accrued pension cost included in the balance sheet                                       $   384       $  (280)
                                                                                             =======       =======

Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:


                                                               1998       1997
                                                               ----       ----

Expected long-term rate of return on plan assets               8.50%      8.50%
Weighted average discount rate                                 7.25       7.25
Rate of increase in compensation levels                        5.50       5.50

Pension expense for the twenty-eight weeks ended December 13, 1998 and December 14, 1997 was a credit of $49,000 and a charge of $146,000 respectively.

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

NOTE H - COMPANY REPRESENTATIONS

The financial information is unaudited, but in the opinion of management includes all adjustments (all of which were normal and recurring with the exception of the $1,125,000 pretax impairment of assets charge) necessary for a fair presentation of results of operations for such periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Total revenue for the twelve-week second quarter ended December 13, 1998 was $37,812,000, an increase of $1,885,000 or 5.2 percent from the comparable period last year. Net earnings for the quarter were $4,454,000, or $.74 per share, including an extraordinary gain from the sale of the Company's limited partner interest in the Cincinnati Reds major league baseball team, compared to $1,378,000, or $.23 per share last year. The second quarter also included an impairment of assets charge of $1,125,000 ($720,000 net after income taxes) relating to fifteen unprofitable Big Boy restaurants that closed in June 1997. The Company has previously taken pretax impairment charges totaling $4,975,000 to absorb the estimated losses on the disposal of these closed restaurants (see notes A and B to the consolidated financial statements). Exclusive of the impairment charge and the extraordinary gain (which increased the Company's effective income tax rate from 33 percent to 36 percent), earnings per share for the second quarter would have been $.27 per share, a 17 percent increase over last year's $.23 per share.

For the two quarters ended December 13, 1998, revenue increased 3.9 percent to $85,694,000 from $82,456,000 a year ago. Net earnings, with the extraordinary gain of $3,712,000, or $.62 per share, rose to $5,832,000, or $.97 per share, from $3,081,000 or $.48 per share. Excluding the impairment charge and the increased tax rate due to the extraordinary gain, operating earnings per share would have been $.50, compared to $.48 last year.

Results of Operations
---------------------

Same store sales in Big Boy restaurants improved more than 5 percent during the first two quarters of fiscal year 1999. The sales gains were especially strong from carryout and drive-thru trade, which have been driven by an emphasis on combo-meals. Menu prices were increased approximately 2 percent in the third quarter of fiscal 1998 and an additional 2 percent at the end of the first quarter of fiscal 1999. Another price increase is currently planned for February 1999. Revenue from hotel operations decreased 2.1 percent during the first half of the year compared to the same period last year.

The Company believes sales gains have also resulted from achieving significant improvements in lowering employee turnover, as more experienced employees provide certain operating efficiencies and better responsiveness to customer needs, generating repeat business. Restaurants with lower employee turnover show a strong correlation with high same store sales improvements. The Company attributes the improvement in turnover to its innovative software products, the STAR employee selection program, the GROW interactive employee training system, and CREWS, a telephone-processed program that provides information to restaurant managers on employee job satisfaction.

The Company did not open or close any restaurants during the first two quarters of the fiscal year and currently operates 88 Big Boy restaurants and two Quality Hotels. The Company's first Golden Corral restaurant is expected to open in January 1999. The Golden Corral restaurants are expected to produce average annual sales volumes of $3,000,000. The typical Golden Corral building will have double the square footage of the average Frisch's Big Boy restaurant. Average annual sales volume of a Frisch's Big Boy restaurant during fiscal 1998 was $1,512,000.

Cost of sales increased $2,506,000 or 3.5 percent during the first two quarters this year. However, as a percentage of revenue, cost of sales fell to 87.0 percent from 87.3 percent last year, reflecting an overall improvement in restaurant margins, primarily from sales increases. An analysis of the components of cost of sales follows.

Food and paper costs decreased during this year's first two quarters, falling to
30.3 percent of revenue from 30.9 percent in last year's first two quarters. While commodity prices generally continue to inch upward, lower pork and beef prices aided the improvement. In addition, the food cost of typical carryout and drive-thru meals is usually lower than for dining room meals.

Payroll and related expenses rose during this year's first two quarters to 33.8 percent of revenue from 32.9 percent in last year's first two quarters. Higher hourly pay rates, driven by tight labor conditions in all of the Company's markets, were the principal cause. In addition, service hours in relation to hours of operation were increased slightly over last year. This action was taken to provide proper service levels to meet the higher sales volume. Favorable claims experience in the Company's self-insurance programs resulted in credits to payroll and related expenses of $549,000 and $494,000, respectively, in the first quarters of fiscal 1999 and 1998. A new variable compensation program for restaurant managers was instituted at the beginning of fiscal 1999. As had been expected, the program has resulted in higher payroll costs for restaurant management. However, these higher payroll costs have been offset by the elimination of service trainer management positions and through a 15 percent reduction in field supervisors.

Other operating expenses decreased to 22.9 percent of revenue during this year's first two quarters from 23.5 percent in last year's first two quarters. The percentage improvement is largely due to the sales increase, as these expenses tend to be more fixed in nature. Lower manager trainee expenses that resulted from lower management turnover due to the new variable compensation plan are reflected in the improvement, offset by higher utility costs and replacement of wait-staff uniforms.

Total cost of sales was also negatively impacted by higher payroll and depreciation charges for the hotels during this year's first two quarters. Combined with lower revenue, these factors produced disappointing hotel operating results. The restaurant in the Quality Hotel Central in Norwood, Ohio, which had been operated under the name "Dockside VI" for many years, reopened during the second quarter of fiscal 1999 as "Highlands Bar and Grill." The theme change is designed to turn around sagging sales and losses in the restaurant. Sales improvements have been encouraging. The Company is currently exploring avenues to re-flag the Quality Hotel Riverview in Covington, Kentucky with a more upscale chain. The Company believes a new upscale trade name will allow the hotel to charge premium rates for its rooms, resulting in a much higher return on invested capital.

General and administrative expense during the first two quarters of fiscal 1999 increased $804,000 or 33.7 percent over the first two quarters of fiscal 1998. The increase is principally due to gains recorded last year from the disposition of two properties unrelated to fifteen Big Boy restaurants that were closed at the end of fiscal 1997. Also, this year's general and administrative expense includes costs incurred in preparation for opening Golden Corral restaurants.

Results for the first two quarters of fiscal 1999 were adversely affected by a $1,125,000 impairment of assets charge taken during the second quarter associated with the closing of fifteen unprofitable restaurants at the end of fiscal 1997. Eight of these former Big Boy restaurants have been disposed of as of December 13, 1998, generally at prices above original estimates. However, during the second quarter, it became apparent that the remaining seven restaurants would ultimately have to be disposed of for values significantly below the initial estimates that were used when the restaurants closed. Contracts were accepted at prices lower than originally estimated on four of the properties during the quarter, and the Company lowered expectations for the remaining three. Three of the four accepted contracts are with a Big Boy franchise operator, a minority shareholder of which is an officer of the Company. The terms of these transactions are no less favorable than would be agreed upon with persons having no relationship with the Company.

Interest expense during the 28 weeks ended December 13, 1998 decreased $69,000 or 4.4 percent lower than the comparable period a year ago. Interest attributable to the tender offer loan (see notes C and F to the consolidated financial statements) was $368,000 during this year's first two quarters, compared with $360,000 last year. Last year included only seventeen weeks of tender offer interest, as the $17,144,000 loan was drawn on August 15, 1997. For the twelve-week second quarter ended December 13, 1998, tender offer interest was $136,000 lower than last year. Interest on the tender offer loan will continue to spiral downward as the current year progresses, as more of the principal is repaid. The outstanding principal balance of the tender offer loan was $5,094,000 as of December 13, 1998, a reduction of almost $9,000,000 in the last twelve months. Savings from the reduction in tender offer interest will likely be tempered by borrowing needed to construct Golden Corral restaurants during the next three fiscal years.

Provision for income tax expense as a percentage of pre-tax earnings was increased to 36 percent from 33 percent in the second quarter of fiscal 1999. The retroactive effect of the change resulted in a 40.9 percent tax rate for the twelve-week second quarter. In the comparable periods last year the effective tax rate was 32 percent. The increased tax rate reflects higher state income taxes associated with the extraordinary gain from the sale of the Company's limited partner interest in the Cincinnati Reds major league baseball team.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities during the first two quarters of fiscal 1999 was $7,430,000, an increase of $530,000 from last year's first two quarters. These funds were generated principally from net income and depreciation, and were utilized for discretionary capital improvements, dividends, and to service debt.

Investing activities during the first two quarters of fiscal 1999 included $7,090,000 in capital costs, an increase of $710,000 from last year's first two quarters. This year's costs consisted of $1,620,000 for the new point-of-sale system, $2,120,000 to renovate the hotel properties, $580,000 to remodel Big Boy restaurants, $1,440,000 for Golden Corral, and $1,330,000 in routine equipment replacements and other capital outlays. Proceeds from property sales were $1,740,000, substantially all of which came from the disposal of two of the fifteen restaurants closed at the end of fiscal 1997. The Company expects to complete the disposal of the remaining seven closed restaurants over the next three to six months. On September 30, 1998, the Company completed the sale of its limited partner interest in the Cincinnati Reds major league baseball team for $7,000,000 in cash.

Financing activities in the first two quarters of fiscal 1999 included $2,000,000 of new debt borrowed against the Company's revolving line of credit and $1,000,000 borrowed against the Company's Golden Corral credit facility. Scheduled long-term debt payments of $1,110,000 were made and $1,920,000 was paid against the tender offer loan principally with proceeds from the sale of two of the fifteen closed restaurants. Anticipated sale proceeds from the remaining seven closed restaurants will also be used to service the tender offer debt as required by the loan agreement. On September 30, 1998, the Company used the after tax proceeds from the sale of its limited partner interest in the Cincinnati Reds to repay $4,900,000 against the tender offer loan. The Company used $2,000,000 from the Reds' sale proceeds to pay down its revolving line of credit. Regular quarterly cash dividends to shareholders totaling $840,000 were also paid during the two quarters ended December 13, 1998. The Company's 152nd consecutive quarterly cash dividend approximating $420,000 was paid after the quarter ended. On October 5, 1998, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company's common stock on the open market. Purchases may be made from time to time within a two-year time frame and will be funded through cash flow and the Company's revolving line of credit if needed. Through December 13, 1998, the Company repurchased 60,443 shares at a cost of $610,000.

The Company expects funds from operations to be sufficient to cover near term capital spending on Big Boy and hotel facilities, scheduled debt service unrelated to the tender offer loan and regular quarterly cash dividends. The Company does not currently plan to build any new Big Boy restaurants during the remainder of fiscal 1999. Although fiscal 1999 marked the final year of a five year plan to totally renovate the hotel properties, additional capital spending plans are presently being evaluated in connection with the possible re-flagging of the Riverview hotel with a more upscale chain. Costs to remodel Big Boy restaurants scheduled over the remainder of the fiscal year are expected to be approximately $850,000. Through December 13, 1998, the point-of-sale system has been installed in 77 Big Boy restaurants. The remaining eleven installations are expected to be completed by early February 1999 requiring a capital outlay of approximately $55,000 to $60,000 per restaurant.

The terms of a development agreement with Golden Corral Franchising Systems, Inc. call for the Company to open 23 Golden Corral restaurants through 2004. In addition, the agreement requires that five of the restaurants be opened and in operation by the end of calendar year 1999. The first Golden Corral restaurant will open January 25, 1999. The Company currently has entered into agreements to purchase two additional sites. Costs are being funded through cash flow and a new credit facility under which the Company may borrow up to $20,000,000 through September 1, 2001. The average cost to build and equip each Golden Corral restaurant is expected to be $2,400,000, including land.

Year 2000 Impact
----------------

The Company has identified its Year 2000 compliance issues and is currently executing a plan to insure that its information systems are fully Year 2000 compliant. The plan calls for the Company to be Year 2000 compliant in May 1999. All of the required date fields that need to be modified have been identified for the Company's custom written software, and the programming necessary to bring the systems into compliance has begun. The Company is utilizing internal resources to manually convert and test these systems without material additional expense. Certain prepackaged software systems will require upgrade or replacement, the estimated cost of which will have no material adverse effect on the Company's financial position, results of operations or cash flows. Although the Company has not yet determined the full extent of vendors' software compliance, management believes the risk due to third-party non-compliance is immaterial.

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

Item 6.  Exhibits and reports on Form 8-K.

         a) Exhibits

               (10) Material Contracts

               (10) (a) Amendment dated November 24, 1998 to employment
                        agreement between the Registrant and Craig F. Maier dated May 29, 1995.

               (27) Financial Data Schedule

           b) Reports on Form 8-K.
              The Company filed the following Form 8-K:

              On October 6, 1998 under item 5, to report that the Company's Board of Directors authorized a program to repurchase up to 500,000 shares of the Company's common stock on the open market. Financial Statements were not required to be filed.






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


                                                 FRISCH'S RESTAURANTS, INC.
                                                 --------------------------
                                                        (registrant)


DATE January 22, 1999
    ---------------------------
     January 22, 1999
                                                 BY /s/ Donald H. Walker
                                                   ----------------------------
                                                       Donald H. Walker
                                                   Vice President - Finance and
                                                   Principal Financial Officer