Form 10-Q
period 1999-03-07
FRISCHS RESTAURANTS INC
filed 1999-04-02
CIK 39047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED MARCH 7, 1999                    COMMISSION FILE NUMBER 1-7323

                           FRISCH'S RESTAURANTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                               31-0523213
   -------------------------                             -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2800 GILBERT AVENUE, CINCINNATI, OHIO                              45206
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code              513-961-2660
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

The total number of shares outstanding of the issuer's no par common stock, as of March 30, 1999 was:

                                    5,939,700

                                TABLE OF CONTENTS

                                                                      PAGE

PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENT OF EARNINGS .................... 3

               CONSOLIDATED BALANCE SHEET ............................ 4 - 5

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ........ 6

               CONSOLIDATED STATEMENT OF CASH FLOWS .................. 7

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ............ 8 - 15


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ................... 16 - 18

PART II - OTHER INFORMATION                                            19

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)




                                                   Forty Weeks Ended                 Twelve Weeks Ended
                                            --------------------------------   -------------------------------
                                               March 7,        March 8,           March 7,        March 8,
                                                 1999            1998               1999            1998
                                            --------------- ----------------   --------------- ---------------
REVENUE
Sales                                        $ 120,119,234    $ 115,509,644      $ 35,073,195     $ 33,744,073
Other                                            1,088,810          978,270           440,988          288,167
                                            --------------- ----------------   --------------- ---------------
     Total revenue                             121,208,044      116,487,914        35,514,183       34,032,240
COSTS AND EXPENSES
Cost of sales
     Food and paper                             36,947,915       36,143,158        11,024,235       10,662,211
     Payroll and related                        41,378,246       38,738,211        12,374,557       11,616,123
     Other operating costs                      27,720,723       27,425,921         8,136,267        8,023,359
                                            --------------- ----------------   --------------- ---------------
                                               106,046,884      102,307,290        31,535,059       30,301,693
General and administrative                       4,324,758        3,426,142         1,134,173        1,039,730
Advertising                                      2,907,477        2,797,266           834,424          815,276
Impairment of Long-Lived Assets                  1,125,000                -                 -                -
Interest                                         1,980,461        2,324,583           498,701          774,004
                                            --------------- ----------------   --------------- ---------------
     Total costs and expenses                  116,384,580      110,855,281        34,002,357       32,930,703
                                            --------------- ----------------   --------------- ---------------
     Earnings before income taxes
     and extraordinary item                      4,823,464        5,632,633         1,511,826        1,101,537
INCOME TAXES                                     1,736,000        1,802,000           544,000          352,000
                                            --------------- ----------------   --------------- ---------------
     Earnings before extraordinary item          3,087,464        3,830,633           967,826          749,537
EXTRAORDINARY ITEM (NET OF APPLICABLE TAX)       3,712,000                -                 -                -
                                            --------------- ----------------   --------------- ---------------
     NET EARNINGS                            $   6,799,464    $   3,830,633      $    967,826     $    749,537
                                            =============== ================   =============== ===============

Basic and diluted net earnings
     per share of common stock:
     Before extraordinary item               $         .52    $         .61      $        .16     $        .12
     Extraordinary item                                .62                -                 -                -
                                            =============== ================   =============== ===============
                                             $        1.14    $         .61      $        .16     $        .12
                                            =============== ================   =============== ===============

The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                  March 7,              May 31,
                                                                   1999                   1998
                                                               (unaudited)
                                                              ---------------        --------------
CURRENT ASSETS
Cash                                                           $     908,873          $      84,260
Receivables
      Trade                                                        1,207,267                782,101
      Other                                                          150,975                236,670
Inventories                                                        3,940,826              3,638,740
Prepaid expenses and sundry deposits                               1,097,447                827,571
Prepaid and deferred income taxes                                    786,267                939,089
                                                              ---------------        --------------
            Total current assets                                   8,091,655              6,508,431

PROPERTY AND EQUIPMENT
Land and improvements                                             20,871,108             20,171,685
Buildings                                                         51,605,690             50,172,522
Equipment and fixtures                                            57,551,634             54,750,152
Leasehold improvements and buildings on leased land               28,275,347             26,321,313
Capitalized leases                                                 8,224,712              8,682,298
Construction in Progress                                             816,223                      -
                                                              ---------------        --------------
                                                                 167,344,714            160,097,970
      Less accumulated depreciation and amortization              83,190,707             77,901,512
                                                              ---------------        --------------
            Net property and equipment                            84,154,007             82,196,458

OTHER ASSETS
Intangible assets                                                    749,734                752,867
Investments in land                                                1,771,967              1,737,933
Property held for sale                                             3,537,913              7,853,073
Net cash surrender value-life insurance policies                   3,966,439              3,767,594
Deferred income taxes                                                891,243                891,243
Other                                                              1,630,649              3,016,124
                                                              ---------------        --------------
            Total other assets                                    12,547,945             18,018,834
                                                              ---------------        --------------
                                                               $ 104,793,607          $ 106,723,723
                                                              ===============        ==============


The accompanying notes are an integral part of these statements.
                                       4

                                   LIABILITIES


                                                                 March 7,               May 31,
                                                                   1999                   1998
                                                               (unaudited)
                                                              ---------------        ---------------
CURRENT LIABILITIES
Long-term obligations due within one year
      Long-term debt                                           $    1,500,000          $   1,500,000
      Obligations under capitalized leases                            455,330                458,480
      Self insurance                                                1,100,410                877,725
Accounts payable                                                    7,683,428              6,342,187
Accrued expenses                                                    5,163,794              5,779,923
Income taxes                                                        1,328,019                      -
                                                              ---------------         --------------
            Total current liabilities                              17,230,981             14,958,315

LONG-TERM OBLIGATIONS
Long-term debt                                                     22,129,490             29,914,490
Obligations under capitalized leases                                5,255,192              5,597,202
Self insurance                                                      3,126,104              3,623,276
Other                                                               2,250,681              2,720,454
                                                              ---------------        ---------------
            Total long-term obligations                            32,761,467             41,855,422

COMMITMENTS                                                                 -                      -

SHAREHOLDERS' EQUITY
Capital stock
      Preferred stock - authorized, 3,000,000 shares
          without par value; none issued                                    -                      -
      Common stock - authorized, 12,000,000 shares
          without par value; issued, 7,362,279
          shares - stated value - $1                               7,362,279              7,362,279
Additional contributed capital                                    60,423,818             60,427,299
                                                              ---------------        ---------------

                                                                  67,786,097             67,789,578
Retained earnings                                                  8,890,039              3,347,485
                                                             ---------------        ---------------

                                                                  76,676,136             71,137,063
Less cost of treasury stock (1,421,019 and 1,356,821 shares)      21,874,977             21,227,077
                                                              ---------------        ---------------

            Total shareholders' equity                            54,801,159             49,909,986
                                                              ---------------        ---------------
                                                               $ 104,793,607           $ 106,723,723
                                                              ===============        ===============


                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FORTY WEEKS ENDED MARCH 7, 1999 AND MARCH 8, 1998
                                   (UNAUDITED)


                                     Common stock
                                  at $1 per share-    Additional
                                     Shares and       contributed     Retained       Treasury
                                       amount           capital       earnings        shares          Total
                                    ------------- --------------- ------------- --------------- ---------------

Balance at June 1, 1997                7,362,279      60,427,514       432,732      ($3,538,721)     64,683,804

Net earnings for forty weeks                   -               -     3,830,633                -       3,830,633

Treasury shares reissued                       -            (215)            -            1,407           1,192

Treasury shares acquired                       -               -             -      (17,689,763)    (17,689,763)

Dividends
    Cash - $.19 per share                      -               -    (1,209,597)               -      (1,209,597)
                                   ------------- --------------- -------------  --------------- ---------------
Balance at March 8, 1998               7,362,279      60,427,299     3,053,768      (21,227,077)     49,616,269

Net earnings for twelve weeks                  -               -       714,100                -         714,100

Dividends
    Cash - $.07 per share                      -               -      (420,383)               -        (420,383)
                                   ------------- --------------- -------------  --------------- ---------------
Balance at May 31, 1998                7,362,279      60,427,299     3,347,485      (21,227,077)     49,909,986

Net earnings for forty weeks                   -               -     6,799,464                -       6,799,464

Treasury shares acquired                       -               -             -         (661,593)       (661,593)

Treasury shares reissued                       -          (3,481)            -           13,693          10,212

Dividends
    Cash - $.21 per share                      -               -    (1,256,910)               -      (1,256,910)
                                    ------------- --------------  ------------- --------------- ---------------

Balance at March 7, 1999              $7,362,279     $60,423,818    $8,890,039     ($21,874,977)    $54,801,159
                                    ============= =============== ============= =============== ===============


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FORTY WEEKS ENDED MARCH 7, 1999 AND MARCH 8, 1998
                                   (UNAUDITED)


                                                                                1999            1998
                                                                            -------------   -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                    $6,799,464      $3,830,633
Adjustments to reconcile net income
    to net cash from operating activities:
    Depreciation and amortization                                              7,575,501       7,078,067
    Loss on disposition of assets                                                286,179           1,612
    Impairment of long-lived assets                                            1,125,000               -
    Gain on sale of investment in Cincinnati Reds                             (3,712,000)              -
    Changes in assets and liabilities:
        Increase in receivables                                                 (339,471)        (90,844)
        (Increase) decrease in inventories                                      (302,086)         35,981
        Increase in prepaid expenses and sundry deposits                        (269,876)       (103,244)
        Decrease in prepaid and deferred income taxes                            152,822         220,418
        Increase in accounts payable                                           1,341,241         618,877
        Decrease in accrued expenses                                            (616,129)       (562,174)
        (Decrease) increase in accrued income taxes                             (759,981)        218,821
        Decrease (increase) in other assets                                      111,761      (1,034,883)
        Decrease in self insured obligations                                    (274,487)       (300,275)
        Decrease in other liabilities                                           (469,773)       (110,291)
                                                                            -------------   -------------
           Net cash provided by operating activities                          10,648,165       9,802,698

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Additions to property and equipment                                           (9,886,303)     (8,663,169)
Proceeds from disposition of property                                          3,304,380       5,429,011
Proceeds from sale of investment in Cincinnati Reds                            7,000,000               -
Increase in other assets                                                        (203,178)       (194,539)
                                                                            -------------   -------------
           Net cash provided by (used in) investing activities                   214,899      (3,428,697)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings                                                       4,000,000      18,644,490
Payment of long-term obligations                                             (12,130,160)     (5,661,078)
Cash dividends paid                                                           (1,256,910)     (1,209,597)
Treasury share transactions                                                     (651,381)    (17,688,571)
                                                                            -------------   -------------
           Net cash (used in) financing activities                           (10,038,451)     (5,914,756)
                                                                            -------------   -------------
Net increase in cash and equivalents                                             824,613         459,245
Cash and equivalents at beginning of year                                         84,260         231,453
                                                                            -------------   -------------
Cash and equivalents at end of third quarter                                    $908,873        $690,698
                                                                            =============   =============
Supplemental disclosures:
Interest paid                                                                 $2,017,628      $2,185,641
Income taxes paid                                                              2,343,159       1,485,024
Income tax refunds received                                                            -         122,263



The accompanying notes are an integral part of these statements.

                   Frisch's Restaurants, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business
---------------------------

Frisch's Restaurants, Inc. operates and licenses family restaurants, most of which have "drive-thru" service, which use the trade name Frisch's Big Boy. These operations are located in Ohio, Indiana and Kentucky. Additionally, the Company operates one Golden Corral grill buffet restaurant and two hotels with restaurants in metropolitan Cincinnati, where it is headquartered. Trademarks which the Company has the right to use include "Frisch's," "Big Boy," "Quality Hotel," and "Golden Corral."

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

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at March 7, 1999 and May 31, 1998.

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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

New Store Opening Costs
-----------------------

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replacement items such as uniforms and china. Effective June 1, 1998, the Company elected early application of The American Institute of Certified Public Accountants' Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires new store opening costs to be expensed as incurred. The Company previously capitalized and amortized these costs over a one-year period from the date each new store opened.

Opening costs of $268,000 for the Company's first Golden Corral restaurant were expensed as incurred in the forty weeks ended March 7, 1999. Opening expense was $35,000 for the forty weeks ended March 8, 1998, which consisted of the amortization of new Big Boy store opening costs. There were no unamortized new store opening costs on the balance sheet at March 8, 1998.

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

Investment in Sports Franchise
------------------------------

On September 30, 1998, the Company completed the sale of its limited partnership investment in the Cincinnati Reds professional baseball team for $7,000,000 in cash. The transaction resulted in a pre-tax gain of $5,800,000. After tax proceeds of $4,900,000 were used to reduce debt incurred in August 1997 in connection with the Company's tender offer (see notes C and F). The net gain of approximately $.62 per share was reported as an extraordinary gain in the Company's second quarter ending December 13, 1998. A final partnership distribution of $101,000 was recorded in earnings during the third quarter ended March 7, 1999. No distribution was received in 1998.

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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Accounting for the Impairment of Long-Lived Assets
--------------------------------------------------

The Company considers a history of cash flow losses in established areas to be its primary indicator of potential impairment. During the fourth quarter of fiscal 1997, the Company closed fifteen restaurants in certain markets in which cash flow losses had occurred. A non-cash pre-tax charge of $4,600,000 was recorded as an impairment loss pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impairment loss reduced the carrying costs of the properties to net realizable value as determined by the Company's experience in disposing of unprofitable restaurant properties and estimates provided by real estate brokers. To further lower the net realizable value of the properties remaining to be sold, the Company recorded additional pretax charges of $375,000 in the fourth quarter of fiscal 1998 and $1,125,000 in the second quarter of fiscal 1999. The second quarter 1999 charge is partially based upon contracts with a Big Boy franchise operator, a minority shareholder of which is a related party.

NOTE B - PROPERTY HELD FOR SALE

Of the fifteen properties closed at the end of fiscal 1997 as described in note A, ten have been disposed of through March 7, 1999. The sale proceeds were used to repay borrowings under the loan agreement that funded the Company's modified "Dutch Auction" self-tender offer (see notes C and F). The remaining five properties are listed for sale with a broker, and are carried at a net realizable value of approximately $2,991,000 on the Company's balance sheet at March 7, 1999 as a component of the caption "Property held for sale." The Company expects to dispose of the majority of these restaurant properties within the next twelve months. Certain surplus land is also currently held for sale and is stated at cost.

NOTE C - LONG-TERM DEBT



                                                 March 7, 1999                  May 31, 1998
                                          ---------------------------      -----------------------
                                              Payable      Payable          Payable       Payable
                                              within        after            within        after
                                             one year     one year          one year     one year
                                             --------     --------          --------     --------
                                                                (in thousands)
Revolving credit loan                       $      -    $  12,500           $      -    $  12,500
Term loan                                      1,500        4,250              1,500        5,500
Tender offer                                       -        3,379                  -       11,914
Golden Corral facility                             -        2,000                  -            -
                                            ---------   ----------          ---------   ---------

                                            $  1,500    $  22,129           $  1,500    $  29,914
                                            =========   ==========          =========   =========


The portion payable after one year matures as follows:


                                                               Mar. 7,           May 31,
                                                                1999             1998
                                                                ----             ----
                                                                   (in thousands)

                                Period ending in 2000        $        -       $  25,914
                                                 2001             4,879           1,500
                                                 2002            16,000           1,500
                                                 2003             1,250           1,000
                                                             ----------       ---------
                                                             $   22,129       $  29,914
                                                             ==========       =========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LONG-TERM DEBT (CONTINUED)

The revolving credit loan is a $16,000,000 unsecured line of credit, $12,500,000 of which is outstanding at March 7, 1999. This credit loan was renegotiated in October 1998 to mature on September 1, 2001, unless extended. Interest rates are determined by various indices as selected by the Company, currently 5.93%. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly. The term loan is also unsecured and is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate, currently 7.75%, not to exceed 8.5%.

The tender offer loan was arranged to fund the Company's repurchase of up to 1,000,000 shares of the Company's common stock in August 1997 (see note F). Of the $17,144,000 borrowed, $13,765,000 had been repaid as of March 7, 1999 (see note B), reducing the balance outstanding to $3,379,000. The loan agreement was renegotiated in October 1998 to mature on August 15, 2000. Interest is payable monthly at the lender's prime rate or a LIBOR-adjusted rate, at the option of the Company. The LIBOR-adjusted rate of 6.19% was in effect as of March 7, 1999. The loan is collateralized by the real property and equipment owned by the Company at the five remaining closed restaurant locations (see note B), the cash value of all life insurance policies owned by the Company and a security assignment of the after tax proceeds from the sale of the Company's limited partnership investment in the Cincinnati Reds professional baseball team. Borrowings under the loan agreement are being repaid through the sale of the remaining restaurant properties and the Company's interest in the Cincinnati Reds. The loan agreement requires the after tax proceeds from the sale of these assets to be immediately applied against the outstanding indebtedness. The investment in the Cincinnati Reds was sold on September 30, 1998. The after tax proceeds of $4,900,000 were used to further reduce this debt. (See note A). The Company believes the expected sale proceeds from the remaining property will be sufficient to extinguish the debt. Upon its retirement, the Company's $16,000,000 revolving line of credit will be increased to $20,000,000.

In October 1998, the Company entered into an unsecured draw credit facility under which it may borrow up to $20,000,000 to enable the Company to construct and open Golden Corral Restaurants. The Company borrowed $2,000,000 against this credit line through March 7, 1999. No more than $8,000,000 may be advanced for new restaurants under construction at any one time. Availability of draws ceases on September 1, 2001. During the construction phase, payment will be on an interest only basis. At the Company's option, interest on prime rate based borrowings will be payable monthly, or, in the case of LIBOR or CD based adjusted rate borrowings, payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The quarterly LIBOR adjusted rate of 5.93% is in effect until April 2, 1999. Within six months of the completion and opening of each restaurant, the balance outstanding under each draw note will be converted to a term note amortized for a period not to exceed seven years. Upon conversion, the Company will have the option to fix the interest rate at the lender's then cost of funds plus 150 basis points.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments, and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all financial covenants at March 7, 1999.

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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LEASED PROPERTY (CONTINUED)

An analysis of the capitalized leased property follows:

                                                        Asset balances at
                                                   --------------------------
                                                     Mar. 7,         May 31,
                                                      1999            1998
                                                   --------          --------
                                                         (in thousands)
           Restaurant facilities                   $  7,248          $  7,705
           Equipment                                    977               977
                                                   ---------         --------
                                                      8,225             8,682
                Less accumulated amortization        (4,996)           (5,059)
                                                   ---------         --------
                                                   $  3,229          $  3,623
                                                   =========         ========

Total rental expense of operating leases for the forty weeks was $1,131,000 at March 7, 1999 and $1,082,000 at March 8, 1998.

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                    Capitalized       Operating
             Period ending March 7,                   leases            leases
             ----------------------                   ------            ------
                                                         (in thousands)
             2000                                  $ 1,046            $  1,236
             2001                                      951               1,215
             2002                                      893               1,005
             2003                                      873                 871
             2004                                      873                 623
             2005 to 2020                            4,751               2,683
                                                   -------            --------
                 Total                               9,387            $  7,633
                                                                      ========
             Amount representing interest           (3,677)
                                                   -------
             Present value of obligations            5,710
             Portion due within one year              (455)
                                                   -------

             Long-term obligations                 $ 5,255
                                                   =======

NOTE E - INCOME TAXES

The provision for income taxes in all periods has been computed based on management's estimate of the tax rate for the entire fiscal year.

In March 1999, the Company reached an agreement with the Internal Revenue Service (IRS) regarding the IRS examination of the Company's Federal income tax returns for fiscal years 1994, 1995 and 1996. The Company has agreed to pay additional tax to the IRS of approximately $145,000 for the three years plus interest. The agreement had no material impact on the Company's statement of earnings, as such taxes will be recovered in future years.

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

The 1984 Stock Option Plan expired May 8, 1994. As of March 7, 1999, 96,913 options remain outstanding, which are exercisable within 10 years from the date of grant. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends in accordance with the anti-dilution provisions of the Plan.

Transactions involving both the 1993 and the 1984 Plans are summarized below:


                                            Forty  weeks ended                    Forty weeks ended
                                               March 7, 1999                        March 8, 1998
                                         ---------------------------             --------------------------
                                         No. of          Option                  No. of        Option
                                         Shares           Price                  Shares         Price
                                         ------           -----                  ------         -----
Outstanding  at beginning of year        134,413    $12.38 to $20.83             259,835   $14.38 to $20.83
Exercisable at beginning of year          96,913    $14.38 to $20.83             259,835   $14.38 to $20.83
Granted during the forty weeks            35,500     $8.31 to $11.25                   0
Exercised during the forty weeks               0                                       0
Expired during the forty weeks             2,250    $11.25 to $12.38                   0
Outstanding  at end of quarter           167,663     $8.31 to $20.83             259,835   $14.38 to $20.83
Exercisable at end of quarter             96,913    $14.38 to $20.83             259,835   $14.38 to $20.83



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

Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK (CONTINUED)

Stock Repurchase Program
------------------------

On October 5, 1998, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company's common stock on the open market. Purchases may be made from time to time within a two-year time frame.
Through March 7, 1999, 64,763 shares had been repurchased at a cost of $659,000.

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

                                                          Weighted average
                                                      Common Shares Outstanding
                                                      -------------------------

             Quarter ending March 7, 1999                     5,943,311
             Year-to-date March 7, 1999                       5,980,150

             Quarter ending March 8, 1998                     6,005,416
             Year-to-date March 8, 1998                       6,307,452

Diluted EPS includes the effect of common stock equivalents, which assumes the exercise of dilutive stock options. For the forty weeks ended March 7, 1999, 822 shares of common stock equivalents were included in the computation of diluted EPS. The twelve weeks ended March 7, 1999 included 1,581 shares in the diluted EPS computation. Stock options outstanding for the forty weeks and twelve weeks ended March 8, 1998 were not included in the computation of diluted EPS because their exercise prices exceeded the average market price of the common shares.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - PENSION PLANS

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at May 31, 1998 and June 1, 1997 (latest available data, in thousands):


                                                                                          1998          1997
                                                                                       ---------    ---------
Plan assets at fair market value, primarily marketable securities and insurance funds  $  23,189      $19,242
                                                                                       ---------    ---------
Actuarial present value of benefit obligations:
       Vested benefits                                                                    10,178        9,217
       Non vested benefits                                                                 1,037        1,033
                                                                                       ---------    ---------
Accumulated benefit obligations                                                           11,215       10,250
Effect of projected future salary increases                                                3,550        3,542
                                                                                       ---------    ---------
Projected benefit obligations                                                             14,765       13,792
                                                                                       ---------    ---------
Plan assets in excess of projected benefit obligations (including approximately
       $380 at 1998 and $361 at 1997 withdrawable by participants upon demand)             8,424        5,450
Unrecognized net gains                                                                    (7,761)      (5,284)
Unrecognized prior service cost                                                              669          739
Unrecognized net transition (assets)                                                        (948)      (1,185)
                                                                                      ----------   ----------

Net prepaid (accrued) pension cost included in the balance sheet                       $     384    $    (280)
                                                                                       ==========   ==========



Assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations:

                                                             1998         1997
                                                            ------       ------

Expected long-term rate of return on plan assets            8.50%         8.50%
Weighted average discount rate                              7.25          7.25
Rate of increase in compensation levels                     5.50          5.50

Pension expense for the forty weeks ended March 7, 1999 and March 8, 1998 was a credit of $78,000 and a charge of $217,000 respectively.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Total revenue for the twelve-week third quarter ended March 7, 1999 was $35,514,000, an increase of $1,482,000 or 4.4 percent from the comparable period last year. Net earnings were $968,000, or $.16 per share for the quarter compared to $749,000, or $.12 per share last year.

For the three quarters ended March 7, 1999, revenue increased 4.1 percent to $121,208,000 from $116,488,000 a year ago. Net earnings, which include an extraordinary gain of $3,712,000, or $.62 per share from the sale of the Company's limited interest in the Cincinnati Reds professional baseball team, rose to $6,799,000, or $1.14 per share, from $3,831,000 or $.61 per share.
Excluding the extraordinary gain and a pre-tax impairment of assets charge of $1,125,000 (see notes A and B to the consolidated financial statements) taken in the second quarter, operating earnings per share through three quarters of fiscal 1999 would have been $.64, compared to $.61 last year.

RESULTS OF OPERATIONS
---------------------

Same store sales in Big Boy restaurants improved more than 4 percent during the first three quarters of fiscal year 1999. The sales gains were especially strong from carryout and drive-thru trade, which have been driven by an emphasis on combo-meals. Menu prices were increased approximately 2 percent in the first and third quarters of fiscal 1998, and additional increases of 2 percent were implemented in the first and third quarters of fiscal 1999. Strong hotel revenue gains achieved during the twelve week third quarter nearly erased year-to-date hotel sales declines that were posted in the first half of the year.

The Company did not open or close any Big Boy restaurants during the first three quarters of the fiscal year and currently operates 88 Big Boy restaurants and two Quality Hotels. The Company's first Golden Corral restaurant opened January 25, 1999, contributing in excess of $500,000 in sales in its first six weeks, greatly exceeding initial expectations. The Company plans to build 23 Golden Corrals and expects average annual sales volumes of $3,000,000.

Other revenue increased 11.3 percent year-to-date, principally due to a final partnership distribution from the Cincinnati Reds professional baseball team that was received during the third quarter.

Cost of sales increased $3,740,000 or 3.7 percent during the first three quarters this year. However, as a percentage of revenue, cost of sales fell to
87.5 percent from 87.8 percent last year, reflecting an overall improvement in restaurant margins, primarily from sales increases. An analysis of the components of cost of sales follows.

Food and paper costs decreased as a percentage of revenue during this year's first three quarters, falling to 30.5 percent of revenue from 31.0 percent compared to last year. Lower pork and beef prices aided the improvement. In addition, the food cost of typical carryout and drive-thru meals is usually lower than for dining room meals.

Payroll and related expenses rose as a percentage of revenue during this year's first three quarters to 34.1 percent of revenue from 33.3 percent in last year's first three quarters. Higher hourly pay rates, driven by continuing tight labor conditions in all of the Company's markets, were the principal cause. A new variable compensation program for restaurant managers was instituted at the beginning of fiscal 1999. As had been expected, the program has resulted in higher management payroll costs. However, these higher payroll costs have been offset by the elimination of service trainer management positions plus a 15 percent reduction in field supervisors. Favorable claims experience in the Company's self-insurance programs resulted in credits to payroll and related expenses of $549,000 and $494,000, respectively, in the first quarters of fiscal 1999 and 1998. There is increasing speculation that the federal minimum wage might be increased by as much as $1 an hour as early as the year 2000. Based on current labor conditions, such an increase would not have a material effect on the Company's payroll costs.

Other operating expenses decreased to 22.9 percent of revenue during this year's first three quarters from 23.5 percent for the same period last year. The percentage improvement is largely due to the sales increase, as these expenses tend to be more fixed in nature. Opening costs approximating $260,000 for the Company's first Golden Corral restaurant were expensed as incurred as other operating expense throughout the 1999 fiscal year, reflecting the Company's early adoption of new accounting rules. Due to the high opening costs, Golden Corral is expected to have a negative impact on earnings during fiscal 1999.

Total cost of sales also increased due to higher depreciation charges for the hotels during this year's first three quarters. Combined with hotel revenue below expectations, hotel operating results have been disappointing through the forty weeks ending March 7, 1999. While sales improvements were initially encouraging for "Highlands Bar and Grill", the restaurant has not performed well. The Company is exploring avenues to re-flag the Quality Hotel Riverview in Covington, Kentucky with a more upscale name. Extensive renovations qualify the Riverview property for a more upscale market and should allow the hotel to charge premium rates for its rooms, resulting in a much higher return on invested capital.

General and administrative expense during the first three quarters of fiscal 1999 increased $899,000 or 26.2 percent over the first three quarters of fiscal 1998. The increase is principally due to gains recorded last year from the disposition of three properties unrelated to fifteen Big Boy restaurants that were closed at the end of fiscal 1997. Also, this year's general and administrative expense includes higher roll-out costs for point-of-sale systems in Big Boy restaurants.

Results for the first three quarters of fiscal 1999 were adversely affected by a $1,125,000 impairment of assets charge taken during the second quarter associated with the closing of fifteen unprofitable restaurants at the end of fiscal 1997. Eight of these former Big Boy restaurants had been disposed of through the first half of fiscal 1999, generally at prices above original estimates. However, during the second quarter, it became apparent that the remaining seven restaurants would ultimately have to be disposed of for values significantly below the initial estimates that were used when the restaurants closed. Contracts were accepted at prices lower than originally estimated on four of the properties during the second quarter, and the Company lowered expectations for the remaining three. Three of the four accepted contracts are with a Big Boy franchise operator, a minority shareholder of which is an officer of the Company. The terms of these transactions are no less favorable than would be agreed upon with persons having no relationship with the Company. During the third quarter, two of the four contracts accepted during the second quarter were consummated, with a third sale taking place shortly after the close of the third quarter. A fifth contract was accepted during the third quarter, also with the same Big Boy franchise operator mentioned above. Through the date of the filing of this Form 10-Q, two of the four remaining properties are under contract.

Interest expense during the 40 weeks ended March 7, 1999 decreased $344,000 or
14.8 percent lower than the comparable period a year ago. Interest attributable to the tender offer loan (see notes C and F to the consolidated financial statements) was $430,000 during this year's first three quarters, compared with $580,000 last year. Interest associated with other borrowings declined $194,000 during the three quarters due to a combination of lower interest rates and the timing of borrowing and repayment of debt. Interest on the tender offer loan will continue to spiral downward as the current year progresses, as more of the principal is repaid. The outstanding principal balance of the tender offer loan was $3,379,000 as of March 7, 1999, a reduction of $9,605,000 in the last twelve months. Savings from the reduction in tender offer interest will likely be tempered by borrowing needed to construct Golden Corral restaurants during the next three fiscal years.

Provision for income tax expense as a percentage of pre-tax earnings was increased to 36 percent from 33 percent in the second quarter of fiscal 1999. In the comparable period last year the effective tax rate was 32 percent. The increased tax rate reflects higher state income taxes associated with the extraordinary gain from the sale of the Company's limited partner interest in the Cincinnati Reds.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities during the first three quarters of fiscal 1999 was $10,650,000, an increase of $850,000 from last year's first three quarters. These funds were generated principally from net income and depreciation, and were utilized for discretionary capital improvements, dividends, and to service debt.

Investing activities during the first three quarters of fiscal 1999 included $9,890,000 in capital costs, an increase of $1,220,000 from last year's first three quarters. This year's costs consisted of $2,230,000 for new point-of-sale systems, $2,180,000 to renovate the hotel properties, $700,000 to remodel Big Boy restaurants, $3,020,000 for Golden Corral which includes all costs of the first restaurant now in operation and land for the next restaurant to be constructed, and $1,760,000 in routine equipment replacements and other capital outlays. Proceeds from property sales were $3,300,000, substantially all of which came from the disposal of four of the fifteen restaurants closed at the end of fiscal 1997. The Company expects to complete the disposal of the remaining five closed restaurants within the next twelve months. On September 30, 1998, the Company completed the sale of its limited partner interest in the Cincinnati Reds for $7,000,000 in cash.

Financing activities in the first three quarters of fiscal 1999 included $2,000,000 of new debt borrowed against the Company's revolving line of credit and $2,000,000 borrowed against the Company's Golden Corral credit facility. Scheduled long-term debt payments of $1,600,000 were made and $3,630,000 was paid against the tender offer loan principally with proceeds from the sale of four of the fifteen closed restaurants. On September 30, 1998, the Company used the after tax proceeds from the sale of its interest in the Cincinnati Reds to repay $4,900,000 against the tender offer loan. The Company used $2,000,000 from the Reds' sale proceeds to pay down its revolving line of credit. Regular quarterly cash dividends to shareholders totaling $1,260,000 were also paid during the three quarters ended March 7, 1999. On October 5, 1998, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company's common stock on the open market. Through March 7, 1999, the Company repurchased 64,763 shares at a cost of $660,000.

The Company expects funds from operations to be sufficient to cover near term capital spending on Big Boy and hotel facilities, scheduled debt service unrelated to the tender offer loan and regular quarterly cash dividends. The Company does not currently plan to build any new Big Boy restaurants during the remainder of calendar year 1999. Costs to remodel Big Boy restaurants scheduled over the remainder of the fiscal year are expected to be approximately $600,000. The installation of point-of-sale systems in Big Boy restaurants was substantially completed during the quarter ended March 7, 1999.

The terms of a development agreement with Golden Corral Franchising Systems, Inc. call for the Company to open 23 Golden Corral restaurants through 2004. The Company plans to have five restaurants opened and in operation by the end of calendar year 1999 as required by the agreement. Costs are being funded through cash flow and a new credit facility under which the Company may borrow up to $20,000,000 through September 1, 2001. The average cost to build and equip each Golden Corral restaurant is expected to be $2,400,000, including land.

YEAR 2000 IMPACT
----------------

The Company has identified its Year 2000 compliance issues and is currently executing a plan to insure that its information systems are fully Year 2000 compliant. All of the required date fields that need to be modified have been identified for the Company's custom written headquarters software, and the programming necessary to bring these systems into compliance is expected to be completed in May 1999. The Company is utilizing internal resources to convert and test these systems without material additional expense. Certain prepackaged software, principally point-of-sale, will require upgrade or replacement, the estimated cost of which will have no material adverse effect on the Company's financial position, results of operations or cash flows. The plan calls for these systems to be compliant in September 1999. Certain other systems that have embedded chip technology are not expected to have a significant effect on operations.

The Company can not determine the full extent of its major suppliers' software compliance, and is unable to estimate the effect that their non-compliance may have on food and other product delivery. However, management believes the risk is minimal as product is generally plentiful and may be obtained from any number of suppliers. Other than the Company's main depository bank, which the Company believes will be compliant, the Company does not have any material relationships with third parties involving the electronic transmission of data.

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

                   None












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


                                               FRISCH'S RESTAURANTS, INC.
                                               --------------------------
                                                      (registrant)

        4-2-99
DATE________________
        4-2-99

                                               BY   /s/ Donald H. Walker
                                                 -----------------------
                                                    Donald H. Walker
                                                  Vice President - Finance and
                                                   Principal Financial Officer