Form 10-K
period 1999-05-30
FRISCHS RESTAURANTS INC
filed 1999-08-27
CIK 39047

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ======================

                                    Form 10-K

             [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 30, 1999

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-7323

                             ======================

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

   As of August 1, 1999, 5,852,614 common shares were outstanding, and the aggregate market value of the common shares (based upon the August 1, 1999 closing price of these shares on the American Stock Exchange) of Frisch's Restaurants, Inc. held by nonaffiliates was approximately $38.6 million.

                       Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 30, 1999 are incorporated by reference into Part III.

                                     PART I
                               (Items 1 through 4)
                               -------------------

Item 1. -  Business
-------------------

Frisch's Restaurants, Inc. ("Company") is an Ohio Corporation incorporated in 1947, and has been publicly held since 1961. The Company and its subsidiaries are engaged in the food service business, including operating and licensing others to operate restaurants, and in the lodging business.

Operations in the food service industry are vertically integrated, and include the manufacture and distribution of food products and supplies to the Company's restaurants and to licensees for resale to the general public. Fees are charged to licensees for use of trademarks and trade names and for advertising services based principally on percentages of sales. Operations in the lodging industry consist of two high-rise hotels located in greater Cincinnati which are licensed through Choice Hotels International. One of the hotels operates under the name "Quality Hotel" which contains 148 guest rooms, banquet facilities for 400, a restaurant and cocktail lounge. Extensive renovations over the last five years qualified the other hotel to be re-flagged to the upscale "Clarion Hotel" (formerly "Quality Hotel") shortly after the end of fiscal 1999. It contains 236 guest rooms, banquet facilities for 700, and two full-service restaurants with cocktail lounges. Financial information by industry segment as of and for the three fiscal years in the period ended May 30, 1999 appears in Note H - Segment Information - to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The Company operates or licenses others to operate family restaurants, most of which have "drive-thru" service, located in Ohio, Kentucky and Indiana which use the trade name `Big Boy". The Company also has the right to operate or license others to operate Big Boy family restaurants in Florida, Texas, Oklahoma, portions of Kansas, the unfranchised areas of Tennessee and Georgia and, under certain circumstances, in prescribed areas of states adjacent to Tennessee and Georgia. As of May 30, 1999, there were 88 Big Boy restaurants operated by the Company and 37 operated by licensees.

In 1998 the Company entered into an area development agreement with Golden Corral Franchising Systems, Inc. under which development rights were granted to the Company to establish and operate twenty-three Golden Corral restaurants in certain markets in Ohio, Kentucky and Indiana. The development schedule calls for the restaurants to be opened over a seven year period. The first Golden Corral restaurant opened in January 1999. The Company plans to have four more Golden Corral restaurants opened and in operation by February 2000. Golden Corral is a grill-buffet style restaurant featuring steaks and a wide variety of buffet items on its menu.

The following tabulation sets forth restaurant openings and closings for both operated and licensed restaurants for the five years ended May 30, 1999:

                                                                    Year ended
                                                5/28/95    6/2/96     6/1/97     5/31/98    5/30/99
Operated Restaurants
   Big Boy
     Opened                                         9          4          3          -          -
     Replaced by new units                         (1)        (1)        (2)         -          -
     Closed                                        (1)        (3)      *(16)         -          -
                                                 ------     ------     ------     ------     -----

     Total Big Boy                                103        103         88         88         88

*15 of these restaurants were closed on June 10, 1997.

   Hardee's
     Closed                                         -         (6)         -          -          -
                                                 ------     ------     ------     ------     -----

     Total Hardee's                                 6          0          -          -          -

   Golden Corral
     Opened                                         -          -          -          -          1
                                                 ------     ------     ------     ------     -----

     Total Golden Corral                            -          -          -          -          1
                                                 ------     ------     ------     ------     -----

Total Operated Restaurants                        109        103         88         88         89
                                                 ======     ======     ======     ======     =====

Licensed Restaurants
   Big Boy
     Opened                                         -          -          2          -          3
     Closed                                       (13)       (12)        (5)        (5)         -
                                                 ------     ------     ------     ------     -----

Total Licensed Big Boy                             54         42         39         34         37
                                                 ======     ======     ======     ======     =====

Big Boy restaurants are family restaurants which the Company operates under the name of "Frisch's". Two of the licensed Big Boy restaurants do not use the name "Frisch's". Menus are generally standardized with a wide variety of items at moderate prices, featuring the "Big Boy" double-deck hamburger sandwich and other sandwiches, pasta, chicken and seafood dinners, desserts and other items. In addition, a full breakfast menu is offered, and most of the restaurants also contain breakfast bars, soup and salad bars and drive-thru service. The Company's customers have not shown any significant preference for highly nutritional, low fat foods, although such items are available on the menu and salad bars.

The agreements with licensees are not uniform, but most of the licenses for individual restaurants are covered by agreements containing the following provisions:

1. The Licensor grants to the Licensee the right to use the name "Frisch" and/or "Frisch's" and related trademarks and names in connection with the operation of a food and restaurant business, in return for which the Licensee pays a license fee equal to three and three-quarters percent (3 3/4 %) of its gross sales.

2. The Licensor provides local and regional advertising through publications, radio, television, etc., in return for which the Licensee pays an amount equal to two and one-half percent (2 1/2 %) of its gross sales.

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

To service its owned and certain licensed Big Boy restaurants, the Company operates a commissary at Cincinnati, Ohio, where it prepares foods, and stocks foods, forms, paper products and other supplies. Some companies in the foodservice industry operate commissaries, while others purchase from outside sources. Seventeen of the licensed Big Boy restaurants (46%) currently purchase items from the commissary. Big Boy restaurants licensed in northern Indiana and northwestern Ohio do not buy food and supplies from the Company. The commissary does not supply the Company's Golden Corral restaurants.

The Company provides bookkeeping and payroll services to its owned and some of its licensed Big Boy restaurants. Five of the licensed Big Boy restaurants (14%) currently purchase these services from the Company. The Company also provides bookkeeping and payroll services to its Golden Corral restaurants.

Pursuant to an agreement with Elias Brothers Restaurants, Inc., the Company has the right to use and sub-license others to use the registered trademark and trade name "Big Boy" for a perpetually renewable term at no license fee in Ohio, Kentucky, Indiana, Florida, Texas, Oklahoma, parts of Kansas, the unfranchised areas of Tennessee and Georgia and, under certain circumstances, prescribed areas of states adjacent to Tennessee and Georgia.

Raw materials used in the Company's business (which consist principally of food items) are generally plentiful and may be obtained from any number of suppliers. Quality and price are the principal determinants of source. Centralized purchasing and food preparation through the Company's commissary ensures uniform product quality, timeliness of distribution to restaurants, and results in lower food and supply costs.

The Company's business is moderately seasonal, with the third quarter of the fiscal year normally accounting for a smaller share of annual revenues. Additionally, severe winter weather can have a marked negative impact upon revenue in the third quarter (December through February). Occupancy and other fixed operating costs have a greater negative impact on operating results during any quarter that may experience lower sales.

The Company is able to operate with negative working capital, which is not uncommon in the restaurant industry, as substantially all its retail sales are cash or equivalent sales. The Company's working capital practices are further defined as incorporated herein by reference to Management's Discussion and Analysis in part II, Item 7 of this Form 10-K, under the caption "Liquidity and Capital Resources."

The Company's business does not have any material dependence upon a single customer or on any group of a few customers. No backlog of orders exist and no material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

The business in which the Company is engaged is highly competitive and many of the Company's competitors are substantially larger and possess greater financial resources than does the Company. The Company has numerous competitors, none of which is dominant in the family restaurant sector of the foodservice industry. The principal methods of competition in the foodservice industry are brand name recognition and advertising, menu prices, food quality and customer perception of value, speed and quality of service, cleanliness and fresh, attractive facilities.

The Company does not believe that various federal, state and local environmental regulations will have any material impact upon its capital expenditures, earnings or competitive position. However, the Company cannot predict the effect of any future environmental legislation or regulations.

As of May 30, 1999, the Company and its subsidiaries employed approximately 5,500 persons, approximately 3,200 of whom were full-time and 2,300 of whom were part-time.

Item 2. -  Properties
---------------------

Substantially all of the Company's restaurants are free standing facilities, most of which have a "drive-thru" window. The following tabulation sets forth the range and average floor space and the range and average seating capacity by type of restaurant operated by the Company (similar information for licensed restaurants is not available):

                           Floor space - Sq. Ft.                             Seating capacity
                  -------------------------------------            ------------------------------------
                           Range                                           Range
                  ----------------------                           --------------------
                  Smallest       Largest        Average            Smallest      Largest        Average
                  --------       -------        -------            --------      -------        -------

Big Boy             3,578         6,820          5,598                105          200            155
Golden Corral       9,952         9,952          9,952                348          348            348

Sites acquired for development of new restaurants are identified and evaluated for potential long-term sales and profits. A variety of factors are analyzed including demographics, traffic patterns, competition and other relevant information. Older restaurants are generally located in suburban or urban neighborhoods that cater to local trade rather than highway travel. Restaurants opened in recent years have generally been located near expressways. As control of property rights is important to the Company, it is the Company's policy to own its restaurant locations whenever possible. Of the 88 Big Boy restaurants operated by the Company in Ohio, Kentucky and Indiana as of May 30, 1999, fifty-eight (58) locations are owned and thirty (30) locations are leased. The leases generally provide for prime terms of fifteen (15) or twenty (20) years with options aggregating ten (10) or fifteen (15) years.

During the next five years, leases for restaurant facilities will expire as follows:

             Fiscal year ending in               Number of leases expiring
             ---------------------               -------------------------

                              2000                                4
                              2001                                4
                              2002                                2
                              2003                                3
                              2004                                3

All of the above sixteen leases have options to renew for from 5 to 25 years, and/or favorable purchase options.

The Company owns the Golden Corral restaurant locations. Sites currently with construction in progress are also owned by the Company.

The Company owns and operates two hotels in greater Cincinnati, one of which is located on land that is owned and the other of which is on land leased through April 30, 2020, with renewal options aggregating 50 years. The Company has the option to purchase this land at any time during the current term or any renewal thereof.

With the exception of delivery equipment utilized under leases expiring during periods to 2004, substantially all of the furniture, fixtures and equipment used in the operation of the business is owned by the Company.

The Company owns the building which houses its commissary in Cincinnati, Ohio. The area of this building is approximately 79,000 square feet. The Facility normally operates one shift daily so that additional productive capacity is available when needed. It is suitable and adequate to supply Company restaurants and franchise needs in all of the Company's market areas for the foreseeable future. The Company also maintains administrative office space in Cincinnati, approximating 49,000 square feet, under a lease expiring December 31, 2002, with a renewal option through December 31, 2012 .

During fiscal 1999, the Company disposed of its one-fifteenth limited partner's share in the Cincinnati Reds professional baseball team. The transaction was recorded as an extraordinary gain and is more fully described in Note I to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The Company has assigned or sub-let certain leases of closed restaurants with average annual obligations approximating $164,000 over the next five years. In the event of default by assignees or sub-lessees, the Company generally retains the right to re-assign or sub-let the properties.

Three closed Big Boy restaurants yet to be sold (of the fifteen closed at the end of fiscal year 1997) are listed for sale with a broker, and are carried at a net realizable value of approximately $1,548,000 on the Company's May 30, 1999 balance sheet under the caption "Property held for sale." The Company expects to dispose of these properties within the next nine to twelve months. These restaurant properties have been pledged as collateral under a loan agreement dated July 9, 1997 (see Exhibits 10(p), 10(q) and 10(r) of this Form 10-K) and the Company is required to immediately apply the after-tax sale proceeds against the outstanding indebtedness.

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

Executive Officers of the Registrant
------------------------------------

The executive officers are chosen at the annual meeting of the Board of Directors for a term of one year and until their successors are chosen and qualified. With the exception of Paul F. McFarland, each of the executive officers listed below has been continuously employed by the Company for at least the past five years:

                                                                                                     Present
                                                                                                     Office
                                                                                                      Held
   Name                       Age                      Office                                         Since
   ----                       ---                      ------                                         -----
Jack C. Maier                 74               Chairman of the Board                                  1970
Craig F. Maier                49               President and Chief Executive Officer                  1989
Paul F. McFarland             53               Vice President - Chief Operating Officer               1998
Donald H. Walker              53               Vice President, Treasurer - Chief Financial Officer    1996
W. Gary King                  62               Secretary - Counsel                                    1996

Prior to joining the Company in September 1998, Mr. McFarland was Executive Vice President of Operations and Chief Operating Officer for Long John Silvers from 1992 to 1997.

                                     PART II
                                     -------
                               (Items 5 through 9)
                               -------------------

Item 5. - Market for the Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
Matters
-------

The Company's common stock is traded on the American Stock Exchange under the symbol "FRS". The following table sets forth the high and low sales prices for the common stock for each quarter within the Company's two most recent fiscal years:

                    Year Ended May 30, 1999                      Year Ended May 31, 1998
               ------------------------------------       ------------------------------------
                   Stock Prices         Dividend              Stock Prices           Dividend
               --------------------                        ---------------------
                High        Low         per share           High        Low          per share
                ----        ---         ---------           ----        ---          ---------
1st Quarter    12          8 11/16       7(cent)           17 3/8      12 7/8         6(cent)
2nd Quarter    11 3/8      8 1/4         7(cent)           14          12             6(cent)
3rd Quarter    11 1/4     10 1/4         7(cent)           13 7/8      12             7(cent)
4th Quarter    10 5/8      9 1/8         7(cent)           13 3/8      11 13/16       7(cent)

Through July 9,1999, the Company has paid 154 consecutive quarterly cash dividends during its thirty- nine year history as a public company. The closing price of the Company's common stock as reported by the American Stock Exchange on May 28, 1999 was $10.25. There were approximately 2,800 shareholders of record as of June 25, 1999.

Item 6. - Selected Financial Data
---------------------------------

                       FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                 SUMMARY OF OPERATIONS

                                                                      (In thousands, except per share data)
                                                         -----------------------------------------------------------------
REVENUE                                                     1999          1998          1997          1996          1995
                                                         ---------     ---------     ---------     ---------     ---------
Sales                                                    $ 158,197     $ 150,999     $ 164,521     $ 165,426     $ 161,429
Other                                                        1,354         1,223         1,410         1,519         1,630
                                                         ---------     ---------     ---------     ---------     ---------
     Total revenue                                         159,551       152,222       165,931       166,945       163,059
COSTS AND EXPENSES
Cost of sales
     Food and paper                                         48,674        47,027        52,033        53,123        52,299
     Payroll and related                                    54,603        50,978        55,479        58,572        56,335
     Other operating costs                                  36,459        36,066        41,086        41,650        40,781
                                                         ---------     ---------     ---------     ---------     ---------
                                                           139,736       134,071       148,598       153,345       149,415

Administrative and advertising                               9,296         7,887         8,632         7,771         8,590
Impairment of long-lived assets                              1,125           375         4,600          --            --
Interest                                                     2,437         3,076         2,373         2,411         1,961
                                                         ---------     ---------     ---------     ---------     ---------
     Total costs and expenses                              152,594       145,409       164,203       163,527       159,966
                                                         ---------     ---------     ---------     ---------     ---------
     Earnings before income taxes
     and extraordinary item                                  6,957         6,813         1,728         3,418         3,093
INCOME TAXES
Current                                                      2,806         1,871         1,555         1,438           843
Deferred                                                      (267)          397        (1,014)         (330)         (108)
                                                         ---------     ---------     ---------     ---------     ---------
                                                             2,539         2,268           541         1,108           735
                                                         ---------     ---------     ---------     ---------     ---------
     Earnings before extraordinary item                      4,418         4,545         1,187         2,310         2,358
Extraordinary item (net of applicable tax)                   3,712          --            --            --            --
                                                         ---------     ---------     ---------     ---------     ---------
     NET EARNINGS                                        $   8,130     $   4,545     $   1,187     $   2,310     $   2,358
                                                         =========     =========     =========     =========     =========
BASIC AND DILUTED NET EARNINGS
   PER SHARE OF COMMON STOCK:
   Before extraordinary item                             $     .74     $     .73     $     .17     $     .32     $     .33
   Extraordinary item (net of applicable tax)                  .62          --            --            --            --
                                                         ---------     ---------     ---------     ---------     ---------
                                                         $    1.36     $     .73     $     .17     $     .32     $     .33
                                                         =========     =========     =========     =========     =========
DIVIDENDS PER SHARE
   Cash                                                  $     .28     $     .26     $     .24     $     .24     $     .24
   Stock                                                      --            --               4%            4%            4%
OTHER FINANCIAL STATISTICS
   Capital expenditures                                  $  12,709     $  11,235     $  10,221     $  15,362     $  23,283
   Total assets                                            103,426       106,724       111,260       118,396       115,548
   Long-term obligations                                    31,605        41,855        30,878        34,631        32,696
   Shareholders' equity                                     55,288        49,910        64,684        65,307        64,627
     Per share                                           $    9.27     $    8.00     $    9.05     $    9.12     $    9.03
     Return on investment                                     16.3%          7.0%          1.8%          3.6%          3.7%
   Average number of common shares outstanding               5,967         6,238         7,151         7,157         7,157
   Percentage increase (decrease) in total revenue             4.8%         (8.3%)         (.6%)         2.4%          1.9%
   Earnings as a percentage of total revenue
     Earnings before income taxes and
        extraordinary item                                     4.4%          4.5%          1.0%          2.0%          1.9%
     Net earnings                                              5.1%          3.0%           .7%          1.4%          1.4%

Note: Per share data, except for dividends, are based on the weighted average number of common shares outstanding.

Item 7. - Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

OVERVIEW
--------

Net earnings for the fiscal year ended May 30, 1999, which include an extraordinary gain of $3,712,000, or $.62 per share from the sale of the Company's limited interest in the Cincinnati Reds professional baseball team, rose to $8,130,000, or $1.36 per share, from $4,545,000 or $.73 per share in fiscal 1998 and $1,187,000 or $.17 per share in fiscal 1997. Excluding the extraordinary gain and pre-tax impairment of assets charges of $1,125,000, $375,000 and $4,600,000 taken in fiscal years 1999, 1998 and 1997, respectively, (see notes A and B to the consolidated financial statements) operating earnings per share would have been $.86 in fiscal 1999, compared to $.77 in fiscal 1998, and $.59 in fiscal 1997.

RESULTS OF OPERATIONS
---------------------

TOTAL REVENUE increased 4.8 percent to $159,551,000 for fiscal 1999, an increase of $7,329,000 from last year, and a $6,380,000 decrease when compared to two years ago. The decrease is due to the closing of fifteen unprofitable Big Boy restaurants at the end of fiscal 1997, during which they contributed $14,576,000 to sales.

Same store sales in Big Boy restaurants improved more than four percent during fiscal year 1999, continuing the strong gains that began in the second half of fiscal 1998, when new radio and television commercials began airing. Production of the new commercials, featuring customers' "favorite things"- distinct signature items like the Super Big Boy sandwich, hot fudge cake and freshly made onion rings, were the result of extensive consumer research designed to influence strategic marketing direction that strengthens the Company's position in the ever changing marketplace. To continue to fuel same store sales and competitive differentiation, the Company has undertaken a process to review the entire dining experience to better accommodate shifts in customer expectations. Consumer research is being channeled to leverage the strengths of the existing concept to develop the next generation of Frisch's Big Boy. The new architecture, which will further signal to the customer that something new and exciting has taken place in the dining room, will be used to build future Big Boy restaurants.

For the past two years, the sales gains have been especially strong from carryout and drive-thru trade, which have been driven by a marketing emphasis on combo meals. No Big Boy restaurants were opened or closed during fiscal 1999, as management's focus continued on building same store sales and margins in the 88 existing Big Boy restaurants operated by the Company. Menu prices were increased approximately 3 percent and 2 percent, respectively, in the second and third quarters of fiscal 1997, 2 percent in the first and third quarters of fiscal 1998, and additional increases of 2 percent were implemented in the first and third quarters of fiscal 1999. Another menu price increase is currently being planned for autumn 1999. Average annual sales volume of a Big Boy restaurant in operation for the entire fiscal 1999 year increased to $1,577,000 from $1,512,000 in fiscal 1998 and $1,406,000 in fiscal 1997.

The Company believes sales gains in fiscal 1999 have also resulted from lower employee turnover, as more experienced employees provide certain operating efficiencies and better responsiveness to customer needs, generating repeat business. The improvement in turnover is attributed to restaurant management use of the Company's innovative software products: the STAR employee selection program, the GROW interactive employee training system, and CREWS, a telephone-processed program that provides information to restaurant managers on employee job satisfaction. A significant turnover reduction was also achieved in the ranks of restaurant managers, largely due to the new variable compensation program, more fully described in the payroll and related expenses discussion appearing below.

The Company's first Golden Corral restaurant opened January 25, 1999, contributing in excess of $1,500,000 in sales in the eighteen week period that it operated during fiscal 1999, greatly exceeding initial expectations. The Company plans to build 22 more Golden Corrals and expects average annual sales volumes of $3,000,000. Sales for the two hotels operated by the Company were flat in fiscal 1999 compared to fiscal 1998, after reporting a 3.5% sales decline in fiscal 1998 compared to fiscal 1997.

OTHER REVENUE increased over fiscal 1998 principally due to a final partnership distribution from the Cincinnati Reds professional baseball team that was received during the third quarter of fiscal 1999. Other revenue was less than two years ago, however, due to lower fees earned from Big Boy licensees. At the end of fiscal 1999, there were

37 licensed Big Boy restaurants in operation, including three that opened during fiscal 1999 in restaurant facilities formerly operated by the Company in the Indianapolis area, compared with 42 such restaurants at the beginning of the three year period.

COST OF SALES increased $5,666,000 or 4.2 percent during fiscal 1999. However, as a percentage of revenue, cost of sales fell to 87.6 percent from 88.1 percent last year. Cost of sales were 89.6 percent of revenue in fiscal 1997. The decreasing trend reflects an overall improvement in restaurant margins that primarily resulted from sales increases. Also, closing the fifteen unprofitable restaurants greatly aided the fiscal 1998 improvement from fiscal 1997.
An analysis of the components of cost of sales follows.

Lower FOOD AND PAPER COSTS were once again achieved in fiscal 1999, falling to
30.5 percent of revenue from 30.9 percent in fiscal 1998 and 31.4 percent in fiscal 1997. Lower pork and beef prices aided the improvement. In addition, carryout and drive-thru meals, which have been fueling the sales increases, usually have lower food cost than typical dining room meals. The economies of scale afforded by an efficient commissary operation and effective menu management also helped to reduce food costs.

PAYROLL AND RELATED EXPENSES continued to rise during fiscal 1999, driven by higher hourly pay rates, the direct result of continuing tight labor conditions in all of the Company's markets. Favorable claims experience in the Company's self-insurance programs resulted in significant credits to payroll and related expenses in all three fiscal years. Without these adjustments, payroll and related expenses would have been 34.6 percent, 33.8 percent and 34.2 percent of revenue, respectively, in fiscal years 1999, 1998 and 1997. The percentage reduction in fiscal 1998 from fiscal 1997 reflected the elimination of higher than average payroll costs in the Indianapolis area where ten of the fifteen closed restaurants had operated. Additionally, payroll and related expenses continue to benefit greatly from the permanent structural cost reduction associated with the Company's withdrawal from the Ohio Workers' Compensation System at the beginning of fiscal 1997. A new variable compensation program for restaurant managers was instituted at the beginning of fiscal 1999. It allows restaurant managers to earn variable compensation based on cash flows generated at their restaurant. As had been expected, the program has resulted in higher management payroll costs. However, these higher payroll costs have been largely offset by the elimination of service trainer management positions, a 15 percent reduction in field supervisors, and lower management turnover.

There is increasing speculation that the federal minimum wage might be increased by as much as $1 an hour as early as the year 2000. Based on current labor conditions, such an increase would not have an immediate material effect on the Company's payroll costs. However, the long-term effects of such legislation would likely create additional pressure on profit margins, especially if provisions are included in the legislation for automatic increases each year that would rise in proportion to increases in the consumer price index.

OTHER OPERATING EXPENSES decreased to 22.9 percent of revenue during fiscal 1999 from 23.7 percent in fiscal 1998 and 24.8 percent in fiscal 1997. The percentage improvement is largely due to the sales increase, as these expenses tend to be more fixed in nature. The elimination of fixed costs in the fifteen low-volume closed restaurants also aided the fiscal 1998 improvement. Fiscal 1997 included a charge of $490,000 to write-off future occupancy costs of certain leased property. Opening costs approximating $260,000 for the Company's first Golden Corral restaurant and $145,000 for future Golden Corrals were expensed as incurred as other operating expense in fiscal 1999, reflecting the Company's early adoption of new accounting rules. The charges for opening costs resulted in Golden Corral having a negative impact on the Company's earnings during fiscal 1999.

Total cost of sales also increased in fiscal 1999 and fiscal 1998 due to higher depreciation charges for the hotels. Combined with hotel revenue below expectations, these higher charges resulted in operating losses in the hotel division in fiscal years 1999 and 1998, after having enjoyed many years of hotel operating profits. Shortly after fiscal 1999, the Company announced that it has reached an agreement with Choice Hotels International to re-flag the Quality Hotel Riverview in Covington, Kentucky to the upscale "Clarion" brand. Extensive renovations over the last few years qualified the Riverview property for a more upscale market and should allow the hotel to charge premium rates for its rooms, resulting in a much higher return on invested capital.

ADMINISTRATIVE AND ADVERTISING EXPENSE in fiscal 1999 increased $1,409,000 or
17.9 percent over fiscal 1998, and 7.7 percent higher than fiscal 1997. The fiscal 1999 increase over fiscal 1998 is principally due to gains recorded in fiscal 1998 from the disposition of six properties unrelated to fifteen Big Boy restaurants that were closed at the end of fiscal 1997. Also, fiscal 1999's administrative and advertising expense includes higher charges than fiscal 1998 for advertising costs, roll-out costs for point-of-sale systems in Big Boy restaurants, and franchise advisory charges. Fiscal 1997 included the cost of the Strategic Planning Committee's initiatives with respect to the stock repurchase plan, a proxy contest and a charge to lower the carrying cost of certain property held for sale, all of which were largely offset by an $880,000 gain on the sale of the Big Boy Farm property.

Results for all three fiscal years were adversely affected by charges for the IMPAIRMENT OF LONG-LIVED ASSETS. Charges of $1,125,000, $375,000 and $4,600,000 respectively, were taken in fiscal years 1999, 1998 and 1997, in connection with the closing of fifteen unprofitable restaurants at the end of fiscal 1997. These restaurants sustained pre-tax losses of approximately $2,200,000 in fiscal 1997. Eight of these former Big Boy restaurants had been disposed of through the first half of fiscal 1999, generally at prices above original estimates. However, during the second quarter of fiscal 1999, it became apparent that the remaining seven restaurants would ultimately have to be disposed of for values significantly below the initial estimates that were used when the restaurants closed. Contracts were accepted at prices lower than originally estimated on four of the properties during the second quarter, and the Company lowered expectations for the remaining three. Three of the four accepted contracts were with a Big Boy franchise operator, a minority shareholder of which is an officer of the Company. The terms of these transactions were no less favorable than would have been agreed upon with persons having no relationship with the Company. All of the four contracts accepted during the second quarter were consummated by May 30, 1999. Of the three remaining properties, two are currently under contract with the same Big Boy franchise operator discussed above.

INTEREST EXPENSE in fiscal 1999 decreased $638,000 or 20.8 percent lower than the comparable period a year ago, but was 2.7 percent higher than fiscal 1997. Interest attributable to the tender offer loan (see notes C and F to the consolidated financial statements) was $462,000 in fiscal 1999, compared with $794,000 last year and zero in fiscal 1997. Interest associated with other borrowings and capitalized leases declined $306,000 in fiscal 1999 compared to fiscal 1998, and was $398,000 lower than fiscal 1997, due to a combination of lower interest rates, scheduled debt reduction and the timing of borrowing and repayment of revolving debt. Interest on the tender offer loan will continue to spiral downward in fiscal 2000, during which the loan is expected to be retired. The outstanding principal balance of the tender offer loan was $1,780,000 as of May 30, 1999, a reduction of $10,134,000 in the last twelve months, and a reduction of $15,364,000 since the debt was incurred in August 1997. Savings from the reduction in tender offer interest will likely be tempered by borrowing needed to construct Golden Corral restaurants during the next three fiscal years.

Provision for INCOME TAX EXPENSE as a percentage of pre-tax earnings was 36.3 percent in fiscal 1999, compared with 33.3 percent in fiscal 1998 and 31.3 percent in fiscal 1997. The increased tax rate in fiscal 1999 reflects higher state income taxes associated with the extraordinary gain from the sale of the Company's limited partner interest in the Cincinnati Reds. Also, improved operating profits in fiscal 1999 and 1998 caused total federal tax credits to be a lower percentage of pre-tax earnings, adding to the higher effective tax rates when compared to fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES in fiscal 1999 was $12,940,000, an increase of $480,000 over last year and $190,000 higher than two years ago. These funds were generated principally from net income and depreciation, and were utilized for discretionary capital improvements, dividends, and to service debt.

INVESTING ACTIVITIES in fiscal 1999 included $12,710,000 in capital costs, an increase of $1,470,000 from the prior year and $2,490,000 higher than fiscal 1997. Fiscal 1999's capital spending included $4,620,000 for Golden Corral, which includes all costs of the first restaurant now in operation, along with land and construction costs to date for the next two Golden Corrals scheduled to open later in the summer of 1999. This year's capital costs also consisted of $2,230,000 to complete installation of the new point-of-sale systems in Big Boy restaurants, $1,110,000 to remodel Big Boy restaurants, $2,480,000 to renovate the hotel properties, and $2,270,000 in routine equipment replacements and other capital outlays. Proceeds from property sales were $4,850,000, substantially all of which came from the disposal of six of the fifteen restaurants closed at the end of fiscal 1997. The Company expects to complete the disposal of the remaining three closed restaurants within the next nine to twelve months. On September 30, 1998, the Company completed the sale of its limited partner interest in the Cincinnati Reds for $7,000,000 in cash.

FINANCING ACTIVITIES in fiscal 1999 included $3,000,000 of new debt borrowed against the Company's revolving line of credit and $3,000,000 borrowed against the Company's Golden Corral credit facility. Scheduled long-term debt payments of $2,750,000 were made and $5,240,000 was paid against the tender offer loan principally with proceeds from the sale of six of the fifteen closed restaurants. On September 30, 1998, the Company used the after tax proceeds from the sale of its interest in the Cincinnati Reds to repay $4,900,000 against the tender offer loan. The Company also used $2,000,000 from the Reds' sale proceeds to pay down its revolving line of credit. Regular quarterly cash dividends to shareholders totaling $1,670,000 were also paid in fiscal 1999. On October 5, 1998, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company's common stock on the open market. Through May 30, 1999, the Company repurchased 104,798 shares at a cost of $1,060,000.

The Company expects funds from operations to be sufficient to cover near term capital spending on Big Boy and hotel facilities, scheduled debt service unrelated to the tender offer loan and regular quarterly cash dividends. If needed, the Company's revolving credit loan is available to meet additional borrowing requirements. The Company currently plans to build four new Big Boy restaurants in calendar year 2000, one of which will replace an older existing restaurant. These new restaurants will introduce the new building design discussed earlier. Costs to remodel 22 Big Boy restaurants scheduled in fiscal 2000 are expected to be approximately $1,500,000. Capital spending on the hotel properties should approximate $1,000,000 in fiscal 2000.

The terms of a development agreement with Golden Corral Franchising Systems, Inc. call for the Company to open 23 Golden Corral restaurants through 2004. The Company plans to have five restaurants opened and in operation by February 2000. One of the five has already opened and two are currently under construction. In addition, current plans call for four more Golden Corrals to open in calendar year 2000. Costs are being funded through cash flow and a new credit facility under which the Company may borrow up to $20,000,000 through September 1, 2001. The cost to build and equip each Golden Corral restaurant is expected to average $2,500,000, including land.

YEAR 2000 IMPACT
----------------

The Company has identified its Year 2000 compliance issues and is currently executing a plan to insure that its information systems are fully Year 2000 compliant. Modifications have been completed to all of the required date fields for the Company's custom written headquarters software. Testing of the modified software is underway and should be completed by August 1999. The Company has utilized internal resources to convert and test these systems without material incremental cost. Point-of-sale systems will require upgrade, the estimated cost of which will have no material adverse effect on the Company's financial position, results of operations or cash flows. The plan calls for these systems to be compliant in October 1999. Certain other systems that have embedded chip technology are not expected to pose a significant effect on the Company's operations.

Surveys have been sent to the Company's critical suppliers and service providers to determine their readiness for the Year 2000 issue. The Company will develop contingency plans by September 1999 for any third parties the Company believes will have material Year 2000 problems. Although the Company has not been informed by any third parties of material Year 2000 problems, there is no absolute assurance that any of these entities will in fact be compliant on January 1, 2000. The Company is unable to estimate the effect that multiple third parties' non-compliance may have on food and other product delivery. However, management believes the risk is minimal as product is generally plentiful and may be obtained from any number of suppliers. The Company does not have any material relationships with third parties involving the electronic transmission of data, other than the Company's main depository bank, which has assured the Company that it is compliant.


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

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

Not applicable.

Item 8. - Financial Statements and Supplementary Data                                                    Page
-----------------------------------------------------                                                    ----

Index to Consolidated Financial Statements

Auditors' Report                                                                                           12

Consolidated Balance Sheet - May 30, 1999 and May 31, 1998                                                13-14

Consolidated Statement of Earnings - Three years ended May 30, 1999                                        15

Consolidated Statement of Cash Flows - Three years ended May 30, 1999                                      16

Consolidated Statement of Shareholders' Equity - Three years ended May 30, 1999                            17

Notes to Consolidated Financial Statements - Three years ended May 30, 1999                               18-27

Quarterly Results (Unaudited)                                                                              28

                                AUDITORS' REPORT

Shareholders
Frisch's Restaurants, Inc.

      We have audited the accompanying consolidated balance sheet of Frisch's Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of May 30, 1999 and May 31, 1998 and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended May 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frisch's Restaurants, Inc. and Subsidiaries as of May 30, 1999 and May 31, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 30, 1999, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP
Cincinnati, Ohio
July 7, 1999

                    FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                              May 30, 1999 and May 31, 1998

                                        ASSETS
                                                          1999           1998
                                                      ------------   ------------
CURRENT ASSETS
Cash                                                  $    200,200   $     84,260
Receivables
     Trade                                               1,117,431        782,101
     Other                                                 219,299        236,670
Inventories                                              3,732,458      3,638,740
Prepaid expenses and sundry deposits                       910,193        827,571
Prepaid and deferred income taxes                          744,097        939,089
                                                      ------------   ------------

         Total current assets                            6,923,678      6,508,431

PROPERTY AND EQUIPMENT
Land and improvements                                   21,089,875     20,171,685
Buildings                                               51,362,095     50,172,522
Equipment and fixtures                                  57,947,430     54,750,152
Leasehold improvements and buildings on leased land     28,449,043     26,321,313
Capitalized leases                                       8,224,712      8,682,298
Construction in progress                                 2,305,822           --
                                                      ------------   ------------
                                                       169,378,977    160,097,970
     Less accumulated depreciation and amortization     85,010,213     77,901,512
                                                      ------------   ------------

         Net property and equipment                     84,368,764     82,196,458

OTHER ASSETS
Intangible assets                                          748,794        752,867
Investments in land                                      1,960,781      1,737,933
Property held for sale                                   2,076,484      7,853,073
Net cash surrender value-life insurance policies         4,045,080      3,767,594
Deferred income taxes                                    1,272,286        891,243
Other                                                    2,030,296      3,016,124
                                                      ------------   ------------

         Total other assets                             12,133,721     18,018,834
                                                      ------------   ------------

                                                      $103,426,163   $106,723,723
                                                      ============   ============

The accompanying notes are an integral part of these statements.

                    FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                              May 30, 1999 and May 31, 1998

                                      LIABILITIES

                                                                   1999           1998
                                                               ------------   ------------
CURRENT LIABILITIES
Long-term obligations due within one year
     Long-term debt                                            $  1,730,964   $  1,500,000
     Obligations under capitalized leases                           451,024        458,480
     Self insurance                                               1,092,733        877,725
Accounts payable                                                  7,431,751      6,342,187
Accrued expenses                                                  5,401,819      5,779,923
Income taxes                                                        425,383           --
                                                               ------------   ------------

         Total current liabilities                               16,533,674     14,958,315

LONG-TERM OBLIGATIONS
Long-term debt                                                   21,248,526     29,914,490
Obligations under capitalized leases                              5,146,170      5,597,202
Self insurance                                                    3,019,947      3,623,276
Other                                                             2,190,343      2,720,454
                                                               ------------   ------------

         Total long-term obligations                             31,604,986     41,855,422

COMMITMENTS                                                            --             --

SHAREHOLDERS' EQUITY
Capital stock
     Preferred stock - authorized, 3,000,000 shares
         without par value; none issued                                --             --
     Common stock - authorized, 12,000,000 shares
         without par value; issued, 7,362,279
         shares - stated value - $1                               7,362,279      7,362,279
Additional contributed capital                                   60,401,456     60,427,299
                                                               ------------   ------------

                                                                 67,763,735     67,789,578
Retained earnings                                                 9,804,637      3,347,485
                                                               ------------   ------------

                                                                 77,568,372     71,137,063
Less cost of treasury stock (1,461,054 and 1,356,821 shares)     22,280,869     21,227,077
                                                               ------------   ------------

         Total shareholders' equity                              55,287,503     49,909,986
                                                               ------------   ------------

                                                               $103,426,163   $106,723,723
                                                               ============   ============

                     FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF EARNINGS

                               Three years ended May 30, 1999

                                                                1999             1998             1997
                                                            -------------    -------------    -------------
REVENUE
Sales                                                       $ 158,197,295    $ 150,999,125    $ 164,521,025
Other                                                           1,354,184        1,222,580        1,410,384
                                                            -------------    -------------    -------------
     Total revenue                                            159,551,479      152,221,705      165,931,409

COSTS AND EXPENSES
Cost of sales
     Food and paper                                            48,674,392       47,027,012       52,032,873
     Payroll and related                                       54,602,706       50,977,525       55,478,791
     Other operating costs                                     36,459,564       36,066,384       41,086,258
                                                            -------------    -------------    -------------
                                                              139,736,662      134,070,921      148,597,922

Administrative and advertising                                  9,296,154        7,887,052        8,632,624
Impairment of long-lived assets                                 1,125,000          375,000        4,600,000
Interest                                                        2,437,117        3,075,615        2,373,313
                                                            -------------    -------------    -------------

     Total costs and expenses                                 152,594,933      145,408,588      164,203,859
                                                            -------------    -------------    -------------

     Earnings before income taxes
     and extraordinary item                                     6,956,546        6,813,117        1,727,550

INCOME TAXES
Current
     Federal                                                    2,575,508        1,862,251        1,732,149
     Less tax credits                                            (217,325)        (198,532)        (233,396)
     State and municipal                                          447,568          207,632           56,228
Deferred                                                         (267,046)         397,033       (1,014,078)
                                                            -------------    -------------    -------------
                                                                2,538,705        2,268,384          540,903
                                                            -------------    -------------    -------------

     Earnings before extraordinary item                         4,417,841        4,544,733        1,186,647

Extraordinary item (net of applicable tax)                      3,712,000             --               --
                                                            -------------    -------------    -------------


     NET EARNINGS                                           $   8,129,841    $   4,544,733    $   1,186,647
                                                            =============    =============    =============

Basic and diluted net earnings per share of common stock:
     Before extraordinary item                              $         .74    $         .73    $         .17
     Extraordinary item (net of applicable tax)                       .62             --               --
                                                            -------------    -------------    -------------
                                                            $        1.36    $         .73    $         .17
                                                            =============    =============    =============

The accompanying notes are an integral part of these statements.

                         FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Three years ended May 30, 1999

                                                                      1999            1998            1997
                                                                  ------------    ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                        $  8,129,841    $  4,544,733    $  1,186,647
Adjustments to reconcile net income
  to net cash from operating activities:
  Depreciation and amortization                                      9,937,195       9,256,466      10,486,163
  Loss (gain) on disposition of assets                                 340,242            (896)       (561,918)
  Impairment of long-lived assets                                    1,125,000         375,000       4,600,000
  Gain on sale of investment in Cincinnati Reds                     (3,712,000)           --              --
  Changes in assets and liabilities:
   (Increase) decrease in receivables                                 (317,959)        208,542         843,428
   (Increase) decrease in inventories                                  (93,718)         19,104          67,911
   (Increase) decrease in prepaid  expenses and sundry deposits        (82,622)        129,740         322,695
   (Increase) decrease in prepaid and deferred income taxes           (186,051)        508,735        (435,679)
   Increase (decrease) in accounts payable                           1,089,564         (14,990)     (1,751,847)
   (Decrease) increase in accrued expenses                            (378,104)       (271,081)        245,742
   Decrease in accrued income taxes                                 (1,662,617)           --           (50,161)
   Increase  in other assets                                          (330,243)     (1,469,493)        (80,346)
   Decrease in self insured obligations                               (388,321)       (746,221)     (2,494,846)
   (Decrease) increase in other liabilities                           (530,111)        (75,235)        372,204
                                                                  ------------    ------------    ------------
     Net cash provided by operating activities                      12,940,096      12,464,404      12,749,993

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Additions to property and equipment                                (12,708,832)    (11,235,376)    (10,221,353)
Proceeds from disposition of property                                4,852,765       6,798,563       2,696,741
Proceeds from sale of investment in Cincinnati Reds                  7,000,000            --              --
Increase in other assets                                              (322,277)       (201,336)       (156,845)
                                                                  ------------    ------------    ------------
     Net cash (used in) investing activities                        (1,178,344)     (4,638,149)     (7,681,457)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings                                             6,000,000      18,644,490       3,000,000
Payment of long-term debt and capital lease obligations            (14,893,488)     (7,299,387)     (6,162,150)
Cash dividends paid                                                 (1,672,689)     (1,629,980)     (1,699,302)
Treasury share transactions                                         (1,079,635)    (17,688,571)       (110,575)
                                                                  ------------    ------------    ------------
     Net cash (used in) financing activities                       (11,645,812)     (7,973,448)     (4,972,027)
                                                                  ------------    ------------    ------------

Net increase (decrease) in cash and equivalents                        115,940        (147,193)         96,509
Cash and equivalents at beginning of year                               84,260         231,453         134,944
                                                                  ------------    ------------    ------------

Cash and equivalents at end of year                               $    200,200    $     84,260    $    231,453
                                                                  ============    ============    ============

Supplemental disclosures:
Stock dividends issued                                            $       --      $       --      $  3,915,326
Interest paid                                                        2,638,569       2,700,697       2,474,985
Income taxes paid                                                    4,388,158       1,984,439       1,919,485
Income tax refunds received                                                785         224,789         892,742
Lease transactions capitalized                                            --              --           407,247

The accompanying notes are an integral part of these statements.

                        FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         Three years ended May 30, 1999

                                Common stock
                               at $1 per share -  Additional
                                 Shares and       contributed       Retained       Treasury
                                   amount          capital          earnings        shares          Total
                               ---------------- ------------    ------------    ------------    ------------
Balance at June 2, 1996         $  7,080,195    $ 56,794,272    $  4,860,713    ($ 3,428,146)   $ 65,307,034
Net earnings for the year               --              --         1,186,647            --         1,186,647
Treasury shares acquired                --              --              --          (110,575)       (110,575)
Dividends
  Cash - $.24 per share                 --              --        (1,699,302)           --        (1,699,302)
  Stock - 4%                         282,084       3,633,242      (3,915,326)           --              --
                                ------------    ------------    ------------    ------------    ------------

Balance at June 1, 1997            7,362,279      60,427,514         432,732      (3,538,721)     64,683,804
Net earnings for the year               --              --         4,544,733            --         4,544,733
Treasury shares reissued                --              (215)           --             1,407           1,192
Treasury shares acquired                --              --              --       (17,689,763)    (17,689,763)
Dividends
  Cash - $.26 per share                 --              --        (1,629,980)           --        (1,629,980)
                                ------------    ------------    ------------    ------------    ------------

Balance at May 31, 1998            7,362,279      60,427,299       3,347,485     (21,227,077)     49,909,986
Net earnings for the year               --              --         8,129,841            --         8,129,841
Treasury shares acquired                --              --              --        (1,067,485)     (1,067,485)
Treasury shares reissued                --            (3,481)           --            13,693          10,212
Employee Stock Ownership Plan           --            (22,362)          --              --           (22,362)
Dividends
  Cash - $.28 per share                 --              --        (1,672,689)           --        (1,672,689)
                                ------------    ------------    ------------    ------------    ------------

Balance at May 30, 1999         $  7,362,279    $ 60,401,456    $  9,804,637    ($22,280,869)   $ 55,287,503
                                ============    ============    ============    ============    ============

The accompanying notes are an integral part of these statements.

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 1999

NOTE A - ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business
---------------------------

Frisch's Restaurants, Inc. operates and licenses family restaurants, most of which have "drive-thru" service, which use the trade name Frisch's Big Boy. These operations are located in Ohio, Indiana and Kentucky. Additionally, the Company operates one Golden Corral grill buffet restaurant and two hotels with restaurants in metropolitan Cincinnati, where it is headquartered. Trademarks which the Company has the right to use include "Frisch's," "Big Boy," "Quality Hotel," "Clarion Hotel," and "Golden Corral."

Consolidation Practices
-----------------------

The consolidated financial statements include the accounts of Frisch's Restaurants, Inc. and all of its subsidiaries. Significant inter-company accounts and transactions are eliminated in consolidation.

Fiscal Year
-----------

The Company's fiscal year ends on the Sunday nearest to the last day of May. Fiscal years 1999, 1998 and 1997 were each comprised of 52 weeks.

Reclassification
----------------

Certain reclassifications have been made to prior year information to conform to the current year presentation.

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

Some of the more significant areas requiring the use of estimates include self insurance liabilities, value of goodwill, net realizable value of property held for sale, and deferred executive compensation.

Cash and Cash Equivalents
-------------------------

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $691,000 are included in accounts payable at May 30, 1999.

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at May 30, 1999 and May 31, 1998.

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

Advertising
-----------

Advertising costs are charged to expense as incurred. Advertising expense for fiscal years 1999, 1998 and 1997 was $3,813,000, $3,670,000 and $4,007,000,
respectively.

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

Opening costs of $259,000 for the Company's first Golden Corral restaurant were expensed as incurred in the fiscal year ended May 30, 1999 together with an additional $145,000 for Golden Corrals under construction. Opening expense was $35,000 for fiscal 1998 and $584,000 for fiscal 1997. These costs consisted of the amortization of new Big Boy store opening costs.

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

Self Insurance
--------------

The Company self-insures its Ohio workers' compensation claims up to $250,000 per claim. Cost are accrued based on management's estimate for future claims.

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

Investment in Sports Franchise
------------------------------

On September 30, 1998, the Company completed the sale of its 1/15 limited partnership investment in the Cincinnati Reds professional baseball team for $7,000,000 in cash. The transaction was reported as an extraordinary gain which is more fully described in Note I. A final partnership distribution of $101,000 was recorded in earnings during fiscal 1999. No distributions were received in 1998 or 1997.

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

During the fourth quarter of fiscal 1997, the Company made a further review of operations in those markets in which losses occurred and determined that all ten restaurants in the Indianapolis market and five other restaurants in three other areas should be closed. The restaurants chosen for closing incurred combined pre-tax operating losses of approximately $2,200,000 in fiscal 1997. A non-cash pre-tax charge of $4,600,000 was recorded in fiscal 1997 as an impairment loss to reduce the carrying costs of the properties to net realizable value as determined by the Company's experience in disposing of other unprofitable restaurant properties and estimates provided by real estate brokers. During the fourth quarter of fiscal 1998 and the second quarter of fiscal 1999, the Company recorded additional non-cash pre-tax charges of $375,000 and $1,125,000 respectively, to further lower the net realizable value of the properties remaining to be sold. The fiscal 1999 charge is partially based upon transactions with a Big Boy franchise operator, a minority shareholder of which is a related party.

NOTE B - PROPERTY HELD FOR SALE

Of the fifteen properties closed at the end of fiscal 1997 as described in note A, twelve have been disposed of through May 30, 1999. The sale proceeds were used to repay borrowings under the loan agreement that funded the Company's modified "Dutch Auction" self-tender offer (see notes C and F). The remaining three properties are listed for sale with a broker, and are carried at a net realizable value of approximately $1,548,000 on the Company's balance sheet at May 30, 1999 as a component of the caption "Property held for sale." The Company expects to dispose of these restaurant properties within the next nine to twelve months. Certain surplus land is also currently held for sale and is stated at cost.

NOTE C - LONG-TERM DEBT

                                                   1999                             1998
                                        --------------------------       ----------------------------
                                             PAYABLE     PAYABLE              Payable     Payable
                                             WITHIN       AFTER               within       after
                                            ONE YEAR    ONE YEAR             one year    one year
                                                                (in thousands)
Revolving credit loan                        $       -    $ 13,500            $       -   $  12,500
Term loan                                        1,500       3,200                1,500       5,500
Tender offer                                         -       1,780                    -      11,914
Golden Corral facility - construction loan           -       1,000                    -           -
Golden Corral facility - term loan                 231       1,769                    -           -
                                             ---------    --------            ---------   ---------

                                             $   1,731    $ 21,249            $   1,500   $  29,914
                                             =========    ========            =========   =========

The portion payable after one year matures as follows:

                                                                1999                1998
                                                              ---------           --------
                                                                     (in thousands)
                                Period ending in 2000         $       -           $ 25,914
                                                 2001             3,527              1,500
                                                 2002            16,266              1,500
                                                 2003               485              1,000
                                                 2004               305                  -
                                   Subsequent to 2004               666                  -
                                                              ---------           --------
                                                              $  21,249           $ 29,914
                                                              =========           ========

The revolving credit loan is a $16,000,000 unsecured line of credit, $13,500,000 of which is outstanding at May 30, 1999. This credit loan was renegotiated in October 1998 to mature on September 1, 2001, unless extended. Interest rates are determined by various indices as selected by the Company, currently 5.88%. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly. The term loan is also unsecured and is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate, currently 7.75%, not to exceed 8.5%.

The tender offer loan was arranged to fund the Company's repurchase of up to 1,000,000 shares of the Company's common stock in August 1997 (see note F). Of the $17,144,000 borrowed, $15,364,000 had been repaid as of May 30, 1999 (see note B), reducing the balance outstanding to $1,780,000. The loan agreement was renegotiated in October 1998 to mature on August 15, 2000. Interest is payable monthly at the lender's prime rate or a LIBOR-adjusted rate, at the option of the Company. The LIBOR-adjusted rate of 6.00% was in effect as of May 30, 1999. The loan is collateralized by the real property and equipment owned by the Company at the three remaining closed restaurant locations (see note B) and the cash value of all life insurance policies owned by the Company. Borrowings under the loan agreement are being repaid through the sale of the remaining restaurant properties. The loan agreement requires the after tax proceeds from the sale of these assets to be immediately applied against the outstanding indebtedness. In addition, the after tax proceeds of $4,900,000 from the September 30, 1998 sale of the Company's interest in the Cincinnati Reds professional baseball team were used to further reduce this debt. (See notes A and I). Upon the retirement of the tender offer loan, the Company's $16,000,000 revolving line of credit will be increased to $20,000,000.

In October 1998, the Company entered into an unsecured draw credit facility under which it may borrow up to $20,000,000 to enable the Company to construct and open Golden Corral Restaurants. No more than $8,000,000 may be advanced for new restaurants under construction (Construction Loan) at any one time. As of May 30, 1999, the Company had borrowed $3,000,000, of which $1,000,000 was a Construction Loan and $2,000,000 had been converted to a Term Loan. Availability of draws ceases on September 1, 2001. Payments on Construction Loans are on an interest only basis. At the Company's option, interest on prime rate based borrowings are payable monthly, or, in the case of LIBOR or CD based adjusted rate borrowings, payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The monthly CD based rate of 5.86% was in effect as of May 30, 1999. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Loan is converted to a Term Note amortized for a period not to exceed seven years. Upon conversion, the Company has the option to fix the interest rate at the lender's then cost of funds plus 150 basis points. The interest rate for the $2,000,000 that has been converted to a term loan is fixed at 7.00% for the 84-month selected term and is being repaid in equal monthly payments of principal and interest of $30,304 beginning June 1, 1999.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments, and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all financial covenants at May 30, 1999.

The Company also has three outstanding letters of credit totaling $1,546,000 in support of its self insurance program.

NOTE D - LEASED PROPERTY

The Company has capitalized the leased property of 40% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2004. The Company also occupies office space under an operating lease which expires during 2003, with a renewal option through 2013.

An analysis of the capitalized leased property follows:

                                                         Assets balances at
                                                     -------------------------
                                                         1999           1998
                                                     -----------     ---------
                                                           (in thousands)
             Restaurant facilities                   $    7,248      $   7,705
             Equipment                                      977            977
                                                     -----------     ---------
                                                          8,225          8,682
                 Less accumulated amortization           (5,125)        (5,059)
                                                     -----------     ---------
                                                     $    3,100      $   3,623
                                                     ===========     =========

Total rental expense of operating leases was approximately $1,461,000 in 1999, $1,416,000 in 1998 and $1,438,000 in 1997.

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                           Capitalized           Operating
                  Year ending in:                            leases               leases
                  ---------------                          -----------          -----------
                                                                   (in thousands)
                  2000                                      $ 1,030               $ 1,221
                  2001                                          927                 1,185
                  2002                                          886                   961
                  2003                                          873                   815
                  2004                                          873                   577
                  2005 to 2020                                4,533                 2,551
                                                            ---------             -------
                     Total                                    9,122               $ 7,310
                                                                                  =======
                  Amount representing interest               (3,525)
                                                            --------
                  Present value of obligations                5,597
                  Portion due within one year                  (451)
                                                            --------

                  Long-term obligations                     $ 5,146
                                                            =======

NOTE E - INCOME TAXES

The variations between the statutory Federal rate and the effective rates are summarized as follows:

                                                          Percent of pretax earnings
                                                     -----------------------------------
                                                        1999         1998         1997
                                                     ---------    ---------     --------
              Statutory U.S. Federal income tax          34.0         34.0         34.0
              Tax credits                                (1.7)        (2.9)       (13.5)
              State and municipal income taxes
                   (net of Federal tax benefit)           3.9          2.0          2.1
              Other                                        .1           .2          8.7
                                                     ---------    ---------     --------
              Effective Rate                             36.3         33.3         31.3
                                                     =========    =========     ========

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax purposes. The components of the deferred tax asset (liability) were as follows (in thousands):

                                                                1999              1998
                                                              ---------         --------

Deferred compensation                                         $    681          $   665
Compensated absences                                               607              590
Self insurance                                                   1,202            1,385
Impairment of assets                                               675            1,331
Other                                                              450              369
                                                              --------          -------
Total deferred tax assets                                        3,615            4,340

Partnership interest                                                 -              (62)
Investment in tax benefits                                        (234)            (430)
Depreciation                                                      (651)          (1,652)
Pension contributions                                             (368)            (195)
Other                                                             (346)            (508)
                                                              --------          -------
Total deferred  tax liabilities                                 (1,599)          (2,847)
                                                              --------          -------

Net deferred tax asset                                        $  2,016          $ 1,493
                                                              ========          =======

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

The 1984 Stock Option Plan expired May 8, 1994. As of May 30, 1999, 96,913 options remain outstanding, which are exercisable within 10 years from the date of grant. The majority of these options will expire in less than one year. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends in accordance with the anti-dilution provisions of the Plan.

Transactions involving both the 1993 and the 1984 Plans are summarized below:

                                        1999                         1998                          1997
                             --------------------------   ---------------------------  ------------------------
                              NO. OF         OPTION         No. of        Option          No. of         Option
                              SHARES          PRICE         Shares         Price          Shares          Price
                              ------          -----         ------         -----          ------          -----

Outstanding at
  beginning of year            134,413  $12.38 - $20.83     259,835  $14.38 - $20.83     259,423   $14.95 - $21.66
Exercisable at
  beginning of year             96,913  $14.38 - $20.83     259,835  $14.38 - $20.83     259,423   $14.95 - $21.66
Granted during the year         38,000   $8.31 - $11.25      37,500       $12.38               -
Exercised during the year            -                           -                             -
Expired during the year         (3,250) $11.25 - $12.38    (162,922)      $16.81          (9,765)  $16.81 - $17.48
Increase for 4% stock dividend       -                           -                        10,177   $14.38 - $20.83
                              --------                     --------                      -------
Outstanding at
  end of year                  169,163   $8.31 - $20.83     134,413  $12.38 - $20.83     259,835   $14.38 - $20.83
                              ========                     ========                      =======
Exercisable at
  end of year                  108,580  $12.38 - $20.83      96,913  $14.38 - $20.83     259,835   $14.38 - $20.83
                              ========                     ========                      =======

The pro forma effect of these options on net earnings, basic and diluted earnings per share was immaterial in 1999 and 1998. Pro forma net income and net income per common share would be determined as if the Company had accounted for the stock options granted in 1999 and 1998 using the fair value method as prescribed by SFAS 123. The fair value of each option granted was estimated on the date of the grant using the modified Black-Scholes option pricing model with the following weighted average assumptions:

                                                   1999                       1998
                                                   ----                       ----

Dividend yield                                     2.75%                      2.38%
Expected volatility                                  30%                        22%
Risk free interest rate                            5.08%                      5.75%
Expected lives                                   5 YEARS                    5 years
Weighted average fair value of
  options granted                                 $2.94                       $2.93

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

Stock Repurchase Program
------------------------

On October 5, 1998, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company's common stock on the open market. Purchases may be made from time to time within a two-year time frame. Through May 30, 1999, 104,798 shares had been repurchased at a cost of $1,064,000.

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

The computation of basic EPS is based on the weighted average number of outstanding common shares during the year: 5,966,672 in 1999, 6,237,761 in 1998 and 7,151,145 in 1997.

Diluted EPS includes the effect of common stock equivalents which assumes the exercise of dilutive stock options. The years ended May 30, 1999 and June 1, 1997 included 916 and 132 shares of common stock equivalents, respectively, in the computation of diluted EPS. Stock options outstanding for the year ended May 31, 1998 were not included in the computation of diluted EPS because their exercise prices exceeded the average market price of the common shares.

NOTE G - PENSION PLANS

Effective June 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pensions and other post retirement benefit plans. As required, disclosures for 1998 and 1997 have been restated for comparative purposes.

The changes in the Company's benefit obligation are computed as follows:

                                                                                     (in thousands)
                                                                          1999              1998           1997
                                                                          ----              ----           ----
Projected benefit obligation at beginning of year                        $14,765          $13,793        $13,694
Service cost                                                               1,264            1,209          1,127
Interest cost                                                              1,018            1,013          1,020
Actual (gain) loss                                                          (289)             203            429
Benefits paid                                                               (990)          (1,452)        (2,478)
                                                                         -------          -------        -------
Projected benefit obligation at end of year                              $15,768          $14,766        $13,792
                                                                         =======          =======        =======

The changes in the Plans' assets are computed as follows:

                                                                          1999              1998           1997
                                                                          ----              ----           ----
Fair value of plan assets at beginning of year                           $23,189          $19,782        $18,947
Actual return on plan assets                                               1,317            4,449          2,893
Employer contribution                                                        402              410            540
Benefits paid                                                             (1,182)          (1,452)        (2,598)
                                                                         -------          -------        -------
Fair value of plan assets at end of year                                 $23,726          $23,189        $19,782
                                                                         =======          =======        =======

The following table sets forth the Plans' funded status and amounts recognized on the Company's accompanying balance sheet:

                                                                          1999              1998
                                                                          ----              ----
Funded Status                                                             $7,958           $8,424
Unrecognized net actuarial (gain) loss                                    (6,865)          (7,761)
Unrecognized prior service cost                                              599              669
Unrecognized net transition (asset)                                         (711)            (948)
                                                                          ------           ------
Prepaid benefit cost                                                      $  981           $  384
                                                                          ======           ======

The weighted - average actuarial assumptions used were:

                                                         As of      MAY 30, 1999      May 31, 1998   June 1, 1997
                                                                    ------------      ------------   ------------
Weighted average discount rate                                          7.25%              7.25%         7.25%
Weighted average rate of compensation increase                          5.50%              5.50%         5.50%
Weighted average expected long-term rate of return on plan assets       8.50%              8.50%         8.50%

Net periodic pension cost includes the following components:

                                                                          1999              1998           1997
                                                                          ----              ----           ----
Service cost                                                             $1,264            $1,209         $1,128
Interest cost                                                             1,018             1,013          1,021
Expected return on plan assets                                           (1,907)           (1,632)        (1,561)
Amortization of prior service cost                                           70                70             70
Amortization of net transition asset                                       (237)             (237)          (237)
Recognized net actuarial (gain) loss                                       (316)             (136)           (69)
                                                                         ------            ------         ------
Net periodic pension (benefit) cost                                      $ (108)           $  287         $  352
                                                                         ======            ======         ======

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

On June 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company does not believe that it presently operates in more than the two segments identified in the table below:

                                          (in thousands)
                                          --------------
                                   1999         1998         1997
                                   ----         ----         ----
Revenue
  Food Service                  $ 148,024    $ 140,697    $ 153,981
  Lodging                          11,527       11,525       11,950
                                ---------    ---------    ---------
                                $ 159,551    $ 152,222    $ 165,931
                                =========    =========    =========

Operating profit (loss)
  Food Service                  $  13,748    $  13,055    $   6,848
  Lodging                            (224)        (172)         468
                                ---------    ---------    ---------
                                $  13,524    $  12,883    $   7,316
                                =========    =========    =========

Identifiable assets
  Food Service                  $  88,448    $  92,463    $  99,383
  Lodging                          14,978       14,261       11,877
                                ---------    ---------    ---------
                                $ 103,426    $ 106,724    $ 111,260
                                =========    =========    =========

Depreciation and amortization
  Food Service                  $   8,176    $   7,828    $   9,301
  Lodging                           1,761        1,428        1,185
                                ---------    ---------    ---------
                                $   9,937    $   9,256    $  10,486
                                =========    =========    =========

Capital expenditures
  Food Service                  $  10,227    $   7,141    $   6,554
  Lodging                           2,482        4,094        3,667
                                ---------    ---------    ---------
                                $  12,709    $  11,235    $  10,221
                                =========    =========    =========

Impairment losses of $1,125,000, $375,000 and $4,600,000 respectively were charged against food service operating profit in 1999, 1998 and 1997.

NOTE I - EXTRAORDINARY ITEM

On September 30, 1998, the Company completed the sale of its 1/15 limited partnership in the Cincinnati Reds professional baseball team for $7,000,000 in cash. After tax proceeds of $4,900,000 were used to reduce debt incurred in August 1997 in connection with the Company's tender offer (see notes C and F). The net gain of approximately $3,712,000 resulted in net earnings per share of common stock of $.62 per share, which is shown as an extraordinary item in the accompanying statements.

QUARTERLY RESULTS (UNAUDITED)

                          Year Ended May 30, 1999                          Year Ended May 31, 1998
               -----------------------------------------------------  ------------------------------------------
                          (In Thousands)                                    (In Thousands)
               ----------------------------------------               ------------------------------

                                     Earnings
                           Gross      before       Net     Earnings               Gross      Net       Earnings
                Revenue    profit     x-item    earnings   per share   Revenue    profit   earnings    per share
               --------   --------   --------   --------   --------   --------   --------   --------   --------
1st Quarter    $ 47,882   $  5,590   $  1,378   $  1,378   $    .23   $ 46,529   $  5,536   $  1,703   $    .25
2nd Quarter      37,812      4,944        742      4,454        .74     35,927      4,224      1,378        .23
3rd Quarter      35,514      3,538        968        968        .16     34,032      3,442        750        .12
4th Quarter      38,343      4,389      1,330      1,330        .23     35,734      3,726        714        .12
               --------   --------   --------   --------   --------   --------   --------   --------   --------
Year's Total   $159,551   $ 18,461   $  4,418   $  8,130   $   1.36   $152,222   $ 16,928   $  4,545   $    .73
               ========   ========   ========   ========   ========   ========   ========   ========   ========

The first quarter of each year contained sixteen weeks, while the last three quarters each contained twelve weeks.

Net earnings for the first quarters of 1999 and 1998 included favorable adjustments of $410,000 and $450,000 respectively, resulting from lower than anticipated claims in the Company's self insured casualty insurance program.

The second quarter of fiscal 1999 and the fourth quarter of fiscal 1998 included an impairment loss of $740,000 and $250,000 respectively, net of tax, resulting from the closing of fifteen underperforming restaurants in 1997. In addition, the fourth quarters of fiscal 1999 and 1998 include charges to income tax expense of $30,000 and $75,000, respectively, to reflect the actual effective tax rate for the years.

During the second quarter of fiscal 1999, the Company completed the sale of its limited partner ship investment in the Cincinnati Reds professional baseball team for $7,000,000 in cash. The net gain of $3,712,000 or approximately $.62 per share was reported as an extraordinary gain.

Quarterly earnings per share amounts for 1998 do not sum to the earnings per share for the year due to changes in the weighted average number of shares resulting from the Company's repurchase of 1,142,966 shares of common stock.


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

                                    PART III
                                    --------
                              (Items 10 through 13)
                              ---------------------

Item 10. - Directors and Executive Officers of the Registrant
-------------------------------------------------------------

Information regarding directors is incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 30, 1999.

Information regarding executive officers appears at the end of Part I.

Item 11. - Executive Compensation
---------------------------------

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 30, 1999.

Item 12. - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 30, 1999.

Item 13. - Certain Relationships and Related Transactions
---------------------------------------------------------

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 30, 1999.

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

         3.       Exhibits

         (3) Articles of Incorporation and By-Laws
         -----------------------------------------

             (3) (a) Exhibit (3) (a) to the Registrant's Form 10-K Annual Report for 1993, being the Third Amended Articles of Incorporation, is incorporated herein by reference.

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

         (10) Material Contracts
         -----------------------

             (10) (a) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 14, 1997, being Area Development Agreement and Addendum between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

             (10) (b) Exhibit (10) (a) to the Registrant's Form 10-K Annual Report for 1997, being employment agreement between the Registrant and Jack C. Maier effective June 2, 1997, is incorporated herein by reference.

             (10) (c) Exhibit (10) (a) to the Registrant's Form 10-K Annual Report for 1995, being employment contract between the Registrant and Jack C. Maier effective May 29, 1995, is incorporated herein by reference.

             (10) (d) Exhibit (10) (b) to the Registrant's Form 10-K Annual Report for 1995, being employment contract between the Registrant and Craig F. Maier effective May 29, 1995, is incorporated herein by reference.

             (10) (e) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 13, 1998, being amendment dated November 24, 1998 to employment contract between the Registrant and Craig F. Maier dated May 29, 1995, is incorporated herein by reference.

             (10) (f) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Savings Plan effective November 15, 1993, is incorporated herein by reference.

             (10) (g) Exhibit (10) (b) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference.

             (10) (h) Exhibit A to the Registrant's Proxy Statement dated September 9, 1998, being the Amended and Restated 1993 Stock Option Plan, is incorporated herein by reference.

             (10) (i) Exhibit (10) (a) to the Registrant's Form 10-K annual report for 1994, being the 1993 Stock Option Plan (Appendix A to the Registrant's Proxy statement dated August 24, 1993), is incorporated herein by reference.

             (10) (j) Exhibit B to the Registrant's Proxy Statement dated September 9, 1998, being the Employee Stock Option Plan, is incorporated herein by reference.

             (10) (k) Exhibit (10) (a) to the Registrant's Form 10-K Annual Report for 1990, being employment contract between the Registrant and Jack C. Maier dated July 20, 1990, is incorporated herein by reference.

             (10) (l) Exhibit (10) (e) to the Registrant's Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference.

             (10) (m) Exhibit (10) (f) to the Registrant's Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference.

             (10) (n) Exhibit (10) (g) to the Registrant's Form 10-K Annual Report for 1990, being Agreement between the Registrant and Craig
             F. Maier dated November 21, 1989, is incorporated herein by reference. There is an identical agreement between the Registrant and Marvin G. Fields.

             (10) (o) Exhibit (10) (f) to the Registrant's amended Form 10-K Annual Report for 1988, being the Restated and Amended Area Franchise Agreement between Elias Brothers Restaurants, Inc. and the Registrant, is incorporated herein by reference.

             (10) (p) Exhibit (99) (b) to the Registrant's Schedule 13E-4 Issuer Tender Offer Statement dated July 14, 1997, being loan agreement between the Registrant and Star Bank, N.A. dated July 9, 1997, is incorporated herein by reference.

             (10) (q) Exhibit (10) (b) to the Registrant's Form 10-Q Quarterly Report for December 14, 1997 being amendment dated November 26, 1997 to loan agreement between the Registrant and Star Bank, N.A. dated July 9, 1997, is incorporated herein by reference.

             (10) (r) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for September 20, 1998 being amendment dated October 9, 1998 to loan agreement between the Registrant and Star Bank, N.A. dated July 9, 1997, is incorporated herein by reference.

         (21) Subsidiaries of the Registrant
         -----------------------------------

         (27) Financial Data Schedule
         ----------------------------

b). Reports on Form 8-K:

    None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FRISCH'S RESTAURANTS INC.
                                       (Registrant)

                            By    /s/ Donald H. Walker         August 13, 1999
                               ---------------------------  --------------------
                                    Donald H. Walker                Date
                               Vice President, Treasurer
                                Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

          Signature                          Title                                           Date
          ---------                          -----                                           ----
                                    Chairman of the Board
      /s/ Jack C. Maier             Director                                            August 14, 1999
---------------------------                                                         -------------------
        Jack C. Maier

                                    President and Chief Executive Officer
     /s/ Craig F. Maier             Director                                            August 14, 1999
---------------------------                                                         -------------------
       Craig F. Maier


    /s/ Daniel W. Geeding           Director                                            August 22, 1999
---------------------------                                                         -------------------
      Daniel W. Geeding


  /s/ Christopher B. Hewett         Director                                            August 16, 1999
----------------------------                                                        -------------------
    Christopher B. Hewett


   /s/ Lorrence T. Kellar           Director                                            August 25, 1999
----------------------------                                                        -------------------
     Lorrence T. Kellar


    /s/ Malcolm M. Knapp            Director                                            August 21, 1999
----------------------------                                                        -------------------
      Malcolm M. Knapp


    /s/ Blanche F. Maier            Director                                            August 16, 1999
---------------------------                                                         -------------------
      Blanche F. Maier


    /s/ William A. Mauch            Director                                            August 23, 1999
---------------------------                                                         -------------------
      William A. Mauch


  /s/ William J. Reik, Jr.          Director                                            August 23, 1999
----------------------------                                                        -------------------
    William J. Reik, Jr.