Form 10-Q
period 1999-09-19
FRISCHS RESTAURANTS INC
filed 1999-10-22
CIK 39047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED SEPTEMBER 19, 1999               COMMISSION FILE NUMBER 1-7323

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

The total number of shares outstanding of the issuer's no par common stock, as of September 28, 1999 was:

                                    5,823,724

                                TABLE OF CONTENTS



                                                                             PAGE


PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENT OF EARNINGS ...................   3

                    CONSOLIDATED BALANCE SHEET ...........................   4 - 5

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY .......   6

                    CONSOLIDATED STATEMENT OF CASH FLOWS .................   7

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........   8 - 16


         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS ..................   17 - 19

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK ..........................................   19

PART II - OTHER INFORMATION                                                  20 - 21


                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
          SIXTEEN WEEKS ENDED SEPTEMBER 19, 1999 AND SEPTEMBER 20, 1998
                                   (UNAUDITED)


                                                                 1999                   1998
                                                              -----------           -----------
         REVENUE
         Sales                                                $52,437,002           $47,518,926
         Other                                                    402,020               362,970
                                                              -----------           -----------
                Total revenue                                  52,839,022            47,881,896

         COSTS AND EXPENSES
         Cost of sales
                Food and paper                                 16,316,251            14,490,385
                Payroll and related                            17,931,884            16,285,639
                Other operating costs                          12,351,097            11,153,086
                                                              -----------           -----------
                                                               46,599,232            41,929,110
         Administrative and advertising                         2,944,102             3,005,405
         Interest                                                 642,955               890,393
                                                              -----------           -----------
                Total costs and expenses                       50,186,289            45,824,908
                                                              -----------           -----------
                Earnings before income taxes                    2,652,733             2,056,988

         INCOME TAXES                                             902,000               679,000
                                                              -----------           -----------
                NET EARNINGS                                  $ 1,750,733           $ 1,377,988
                                                              ===========           ===========

         Basic and diluted net earnings per share             $       .30           $       .23
                                                              ===========           ===========


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                September 19,                 May 30,
                                                                    1999                       1999
                                                                 (unaudited)
                                                                ------------               ------------
CURRENT ASSETS
Cash                                                            $     72,025               $    200,200
Receivables
       Trade                                                       1,192,803                  1,117,431
       Other                                                         186,901                    219,299
Inventories                                                        4,103,951                  3,732,458
Prepaid expenses and sundry deposits                               1,900,357                    910,193
Prepaid and deferred income taxes                                    744,097                    744,097
                                                                ------------               ------------
             Total current assets                                  8,200,134                  6,923,678

PROPERTY AND EQUIPMENT
Land and improvements                                             22,801,439                 21,089,875
Buildings                                                         53,392,026                 51,362,095
Equipment and fixtures                                            59,037,508                 57,947,430
Leasehold improvements and buildings on leased land               28,939,924                 28,449,043
Capitalized leases                                                 8,224,712                  8,224,712
Construction in progress                                           2,893,684                  2,305,822
                                                                ------------               ------------
                                                                 175,289,293                169,378,977
       Less accumulated depreciation and amortization             87,276,756                 85,010,213
                                                                ------------               ------------
             Net property and equipment                           88,012,537                 84,368,764

OTHER ASSETS
Intangible assets                                                    747,540                    748,794
Investments in land                                                1,285,894                  1,960,781
Property held for sale                                             2,526,160                  2,076,484
Net cash surrender value-life insurance policies                   4,137,810                  4,045,080
Deferred income taxes                                              1,272,286                  1,272,286
Other                                                              1,962,535                  2,030,296
                                                                ------------               ------------
             Total other assets                                   11,932,225                 12,133,721
                                                                ------------               ------------
                                                                $108,144,896               $103,426,163
                                                                ============               ============

         The accompanying notes are an integral part of these statements

                                   LIABILITIES


                                                                 September 19,             May 30,
                                                                     1999                    1999
                                                                  (unaudited)
                                                                 ------------            ------------
CURRENT LIABILITIES
Long-term obligations due within one year
       Long-term debt                                            $  1,736,401            $  1,730,964
       Obligations under capitalized leases                           446,470                 451,024
       Self insurance                                                 979,763               1,092,733
Accounts payable                                                    9,064,029               7,431,751
Accrued expenses                                                    5,121,917               5,401,819
Income Taxes                                                          371,605                 425,383
                                                                 ------------            ------------

             Total current liabilities                             17,720,185              16,533,674

LONG-TERM OBLIGATIONS
Long-term debt                                                     25,109,167              21,248,526
Obligations under capitalized leases                                5,034,429               5,146,170
Self insurance                                                      2,786,968               3,019,947
Other                                                               2,127,130               2,190,343
                                                                 ------------            ------------

             Total long-term obligations                           35,057,694              31,604,986

COMMITMENTS                                                                 -                       -

SHAREHOLDERS' EQUITY
Capital stock
       Preferred stock - authorized, 3,000,000 shares
             without par value; none issued                                 -                       -
       Common stock - authorized, 12,000,000 shares
             without par value; issued, 7,362,279
             shares - stated value - $1                             7,362,279               7,362,279
Additional contributed capital                                     60,386,509              60,401,456
                                                                 ------------            ------------

                                                                   67,748,788              67,763,735
Retained earnings                                                  10,676,901               9,804,637
                                                                 ------------            ------------

                                                                   78,425,689              77,568,372
Less cost of treasury stock (1,537,375 and 1,461,054 shares)       23,058,672              22,280,869
                                                                 ------------            ------------

             Total shareholders' equity                            55,367,017              55,287,503
                                                                 ------------            ------------

                                                                 $108,144,896            $103,426,163
                                                                 ============            ============


                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          SIXTEEN WEEKS ENDED SEPTEMBER 19, 1999 AND SEPTEMBER 20, 1998
                                   (UNAUDITED)


                                    Common stock
                                    at $1 per share-  Additional
                                     Shares and       contributed         Retained         Treasury
                                       amount           capital           earnings          shares           Total
                                    ------------      ------------      ------------     ------------    ------------

Balance at May 31, 1998             $  7,362,279      $ 60,427,299      $  3,347,485     $(21,227,077)   $ 49,909,986
Net earnings for sixteen weeks                 -                 -         1,377,988                -       1,377,988
Treasury shares reissued                       -            (2,528)                -           10,658           8,130
Dividends
     Cash - $.14 per share                     -                 -          (840,859)               -        (840,859)
                                    ------------      ------------      ------------     ------------    ------------
Balance at September 20, 1998          7,362,279        60,424,771         3,884,614      (21,216,419)     50,455,245
Net earnings for thirty-six weeks              -                 -         6,751,853                -       6,751,853
Treasury shares acquired                       -                 -                 -       (1,067,485)     (1,067,485)
Treasury shares reissued                       -              (953)                -            3,035           2,082
Employee Stock Ownership Plan                  -           (22,362)                -                -         (22,362)
Dividends
     Cash - $.14 per share                     -                 -          (831,830)               -        (831,830)
                                    ------------      ------------      ------------     ------------    ------------
Balance at May 30, 1999                7,362,279        60,401,456         9,804,637      (22,280,869)     55,287,503
Net earnings for sixteen weeks                 -                 -         1,750,733                -       1,750,733
Treasury shares acquired                       -                 -                 -         (822,825)       (822,825)
Treasury shares reissued                       -           (14,947)                -           45,022          30,075
Dividends
     Cash - $.15 per share                     -                 -          (878,469)               -        (878,469)
                                    ------------      ------------      ------------     ------------    ------------

Balance at September 19, 1999       $  7,362,279      $ 60,386,509      $ 10,676,901     $(23,058,672)   $ 55,367,017
                                    ============      ============      ============     ============    ============


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          SIXTEEN WEEKS ENDED SEPTEMBER 19, 1999 AND SEPTEMBER 20, 1998
                                   (UNAUDITED)

                                                                      1999            1998
                                                                   -----------    -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                         $ 1,750,733    $ 1,377,988
Adjustments to reconcile net income
     to net cash from operating activities:
     Depreciation and amortization                                   3,026,417      2,966,470
     Loss on disposition of assets                                      90,404        152,693
     Changes in assets and liabilities:
         Increase in receivables                                       (42,974)       (42,178)
         (Increase) decrease in inventories                           (371,493)       264,642
         Increase in prepaid  expenses and sundry deposits            (990,164)      (933,885)
         Decrease in prepaid and deferred income taxes                       -        152,822
         Increase in accounts payable                                1,166,336      1,600,665
         Decrease in accrued expenses                                 (279,902)      (866,911)
         (Decrease) increase in accrued income taxes                   (53,778)       284,243
         Increase in other assets                                      (34,484)       (23,184)
         Decrease in self insured obligations                         (345,949)      (468,405)
         Decrease in other liabilities                                 (63,213)       (79,146)
                                                                   -----------    -----------
             Net cash provided by operating activities               3,851,933      4,385,814

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Additions to property and equipment                                 (6,517,483)    (5,017,137)
Proceeds from disposition of property                                    5,490      1,001,699
Increase in other assets                                               (12,621)      (132,372)
                                                                   -----------    -----------
             Net cash (used in) investing activities                (6,524,614)    (4,147,810)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings                                             4,500,000      2,000,000
Payment of long-term obligations                                      (750,217)    (1,741,493)
Cash dividends paid                                                   (412,527)      (420,429)
Treasury share transactions                                           (792,750)         8,130
                                                                   -----------    -----------
             Net cash provided by (used in) financing activities     2,544,506       (153,792)
                                                                   -----------    -----------
Net (decrease) increase in cash and equivalents                       (128,175)        84,212
Cash and equivalents at beginning of year                              200,200         84,260
                                                                   -----------    -----------
Cash and equivalents at end of quarter                             $    72,025    $   168,472
                                                                   ===========    ===========
Supplemental disclosures:
Interest paid                                                      $   590,660    $   861,058
Income taxes paid                                                      971,565        241,934
Income tax refunds received                                             15,789              -
Dividends declared but not paid                                        465,942        420,430


The accompanying notes are an integral part of these statements.

                   Frisch's Restaurants, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business
---------------------------

Frisch's Restaurants, Inc. operates and licenses family restaurants, most of which have "drive-thru" service, which use the trade name Frisch's Big Boy, and the Company operates Golden Corral grill buffet restaurants. These operations are located in various regions of Ohio, Kentucky and Indiana. Additionally, the Company operates two high rise hotels with restaurants in metropolitan Cincinnati, where it is headquartered. Trademarks which the Company has the right to use include "Frisch's," "Big Boy," "Golden Corral," "Clarion Hotel," and "Quality Hotel."

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

Cash and Cash Equivalents
-------------------------

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $691,000 were included in accounts payable at May 30, 1999.

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at September 19, 1999 and May 30, 1999.

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

New Store Opening Costs
-----------------------

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replacement items such as uniforms and china. The Company accounts for these costs in accordance with The American Institute of Certified Public Accountants' Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires new store opening costs to be expensed as incurred.

Opening costs of $379,000 for Golden Corral restaurants were expensed as incurred in the sixteen weeks ended September 19, 1999. Opening costs were zero for the sixteen weeks ended September 20, 1998.

Benefit Plans
-------------

The Company has two defined benefit pension plans covering substantially all of its eligible employees. The benefits are based on years-of-service and other factors. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Company also has a non-qualified supplemental retirement plan for certain key employees.

Self Insurance
--------------

The Company self-insures its Ohio workers' compensation claims up to $250,000 per claim. Costs are accrued based on management's estimate for future claims.

Recognition of Franchise Fee Revenue
------------------------------------

Revenue from franchise fees, based on sales of Big Boy franchisees, is recorded on the accrual method as earned. Initial franchise fees, which have been insignificant, are recognized as revenue when the licensed restaurants begin operations.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of the Company's financial instruments approximates fair value.

Investment in Sports Franchise
------------------------------

On September 30, 1998, the Company completed the sale of its limited partnership investment in the Cincinnati Reds professional baseball team for $7,000,000 in cash. The net gain of $3,712,000 or $.62 per share was reported as an extraordinary gain in the Company's second quarter of Fiscal 1999 ending December 13, 1998.

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

Accounting for the Impairment of Long-Lived Assets
--------------------------------------------------

The Company considers a history of cash flow losses in established areas to be its primary indicator of potential impairment pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." During the fourth quarter of fiscal year 1997, the Company closed fifteen Big Boy restaurants in certain markets in which cash flow losses had occurred. A non-cash pretax impairment charge of $4,600,000 was recorded in the fourth quarter of fiscal 1997. Additional non-cash pretax charges of $375,000 and $1,125,000 were recorded respectively, during the fourth quarter of fiscal 1998 and the second quarter of fiscal 1999 to further lower the net realizable values of the remaining properties to be sold. The fiscal 1999 charge was partially based upon transactions with a Big Boy franchise operator, a minority shareholder of which is an officer of the Company.

NOTE B - PROPERTY HELD FOR SALE

Of the fifteen properties closed at the end of fiscal 1997 as described in note A, twelve have been disposed of through September 19, 1999. The sale proceeds were used to repay borrowings under the loan agreement that funded the Company's modified "Dutch Auction" self-tender offer (see notes C and F). The remaining three properties are listed for sale with a broker, and are carried at a net realizable value of approximately $1,649,000 on the Company's balance sheet at September 19, 1999 as a component of the caption "Property held for sale." The Company expects to dispose of these restaurant properties within the next six to twelve months. Certain surplus land is also currently held for sale and is stated at cost.

NOTE C - LONG-TERM DEBT

                          September 19, 1999      May 30, 1999
                          ------------------   ------------------
                          Payable    Payable   Payable   Payable
                           within     after     within    after
                          one year   one year  one year  one year
                          --------   --------  --------  --------
                                      (in thousands)

Revolving credit loan     $      -   $13,500  $      -   $13,500
Term loan                    1,500     2,700     1,500     3,200
Tender offer                     -     1,720         -     1,780
Golden Corral facility -
  Construction loan              -     5,500         -     1,000
  Term loan                    237     1,689       231     1,769
                           -------   -------   -------   -------

                           $ 1,737   $25,109   $ 1,731   $21,249
                           =======   =======   =======   =======

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LONG-TERM DEBT (CONTINUED)

The portion payable after one year matures as follows:

                                              Sept. 19,       May 30,
                                                1999            1999
                                              --------       --------
                                                  (in thousands)

                 Period ending in 2001        $ 22,473       $  3,527
                                  2002           1,472         16,266
                                  2003             291            485
                                  2004             313            305
                    Subsequent to 2004             560            666
                                              --------       --------
                                              $ 25,109       $ 21,249
                                              ========       ========

The revolving credit loan is a $20,000,000 unsecured line of credit, $13,500,000 of which is outstanding at September 19, 1999. Unless extended, this credit loan matures on September 1, 2001. Interest rates are determined by various indices as selected by the Company, currently 6.22%. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly.

The term loan is also unsecured and is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate, currently 7.75%, not to exceed 8.5%.

The tender offer loan was arranged in August 1997, under which the Company borrowed $17,144,000 to finance the repurchase of 1,142,966 shares of the Company's common stock (see note F). In October 1999 the Company converted the $1,720,000 outstanding balance of the loan into the $20,000,000 revolving credit loan. Interest had been payable monthly at the lender's prime rate or a LIBOR-adjusted rate, at the option of the Company. The LIBOR-adjusted rate of 6.32% was in effect as of September 19, 1999. The loan had been collateralized by the real property and equipment owned by the Company at the three remaining closed restaurant locations (see note B) and the cash value of all life insurance policies owned by the Company.

The Golden Corral credit facility is an unsecured draw credit line under which the Company may borrow up to $20,000,000 to construct and open Golden Corral restaurants. No more than $8,000,000 may be advanced for new restaurants under construction (Construction Loan) at any one time. As of September 19, 1999, the Company had cumulatively borrowed $7,500,000, of which $5,500,000 was a Construction Loan and $2,000,000 had been converted to a Term Loan. Availability of draws ceases on September 1, 2001. Payments on Construction Loans are on an interest only basis. At the company's option, interest on prime rate based borrowings are payable monthly, or in the case of LIBOR or CD based adjusted rate borrowings, payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The monthly CD based rate of 6.24% is currently in effect. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Loan is converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company has the option to fix the interest rate at the lender's then cost of funds plus 150 basis points. The interest rate for the $2,000,000 that has been converted to a Term Loan is fixed at 7.00% for the 84-month selected term and is being repaid in equal monthly payments of principal and interest of $30,304 beginning June 1, 1999.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at September 19, 1999. Compensating balances are not required by any of these loan agreements.

The Company also has three outstanding letters of credit totaling $1,296,000 is support of its self insurance program.

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

An analysis of the capitalized leased property follows:

                                                      Asset balances at
                                                 --------------------------
                                                 Sept. 19,          May 30,
                                                   1999              1999
                                                 --------          --------
                                                        (in thousands)
           Restaurant facilities                 $  7,248          $  7,248
           Equipment                                  977               977
                                                 --------          --------
                                                    8,225             8,225
                Less accumulated amortization      (5,253)           (5,125)
                                                 --------          --------
                                                 $  2,972          $  3,100
                                                 ========          ========

Total rental expense of operating leases for the sixteen weeks was $456,000 at September 19, 1999 and $439,000 at September 20, 1998.

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:


                                                   Capitalized      Operating
              Period ending September 19,             leases          leases
              ---------------------------             ------          ------
                                                          (in thousands)
              2000                                    1,014            1,222
              2001                                      903            1,129
              2002                                      878              947
              2003                                      873              750
              2004                                      867              538
              2005 to 2020                            4,321            2,419
                                                     ------           ------
                  Total                               8,856           $7,005
                                                                      ======
              Amount representing interest           (3,375)
                                                     ------
              Present value of obligations            5,481
              Portion due within one year              (447)
                                                     ------

              Long-term obligations                  $5,034
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

The 1984 Stock Option Plan expired May 8, 1994. As of September 19, 1999, 96,913 options remain outstanding, which are exercisable within 10 years from the date of grant. The majority of these options will expire before the end of the second quarter of fiscal 2000. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends in accordance with the anti-dilution provisions of the Plan.

Transactions involving both the 1993 and the 1984 Plans are summarized below:


                                             Sixteen weeks ended                 Sixteen weeks ended
                                              September 19, 1999                  September 20, 1998
                                          ---------------------------         --------------------------
                                          No. of         Option               No. of        Option
                                          Shares         Price                Shares         Price
                                          ------         -----                ------         -----
Outstanding  at beginning of year         169,163    $8.31 to $20.83          134,413   $12.38 to $20.83
Exercisable at beginning of year          108,580    $12.38 to $20.83          96,913   $14.38 to $20.83
Granted during the sixteen weeks           20,750    $10.25                    28,500   $11.25
Exercised during the sixteen weeks              0                                   0
Expired during the sixteen weeks                0                                   0
Outstanding  at end of quarter            189,913    $8.31 to $20.83          162,913   $11.25 to $20.83
Exercisable at end of quarter             121,830    $11.25 to $20.83          96,913   $14.38 to $20.83


Based upon information presented in the above table, pro forma disclosures of net income and earnings per share as required by SFAS 123 are immaterial.

Shareholders approved the Employee Stock Option Plan in October 1998. The Plan was effective November 1, 1998 and provides employees who have completed 90 days continuous service an opportunity to purchase shares of the Company's common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares which may be purchased on the open market or from the Company's treasury.

The Company also has reserved 58,492 common shares for issuance under the Frisch Executive Savings Plan. Shares reserved under these plans have been adjusted for stock dividends. There are no other outstanding options, warrants or rights.

Modified "Dutch Auction" Self-Tender Offer
------------------------------------------

In August 1997 the Company repurchased 1,142,966 shares of its common stock at $15.00 per share, a total cost of approximately $17,690,000. The transaction reduced the number of common shares outstanding from 7,148,334 to 6,005,368.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK (CONTINUED)

Stock Repurchase Program
------------------------

On October 5, 1998, the Board of Directors approved a program to repurchase up to 500,000 shares of the Company's common stock on the open market. Purchases will be made from time to time within a two-year time frame. During the quarter ended September 19, 1999, the Company repurchased 79,280 shares at a cost of $823,000, bringing total repurchases since the inception of the program to 184,078 shares at a cost of $1,887,000.

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

                                                           Weighted average
                                                      Common Shares Outstanding
                                                      -------------------------

               Quarter ending September 19, 1999               5,866,919
               Quarter ending September 20, 1998               6,006,011

Diluted EPS includes the effect of common stock equivalents which assumes the exercise of dilutive stock options. The sixteen weeks ended September 19, 1999 included 1,540 shares of common stock equivalents in the computation of diluted EPS. Stock options outstanding for the sixteen weeks ended September 20, 1998, were not included in the computation of diluted EPS because their exercise prices exceeded the average market price of the common shares.

NOTE G - PENSION PLANS

Effective June 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revised employers' disclosures about pensions and other post retirement benefit plans. As required, disclosures for 1998 have been restated for comparative purposes.

The changes in the Company's benefit obligation are computed as follows for the years ended May 30, 1999 and May 31, 1998 (latest available data):


                                                                   (in thousands)
                                                                1999            1998
                                                                ----            ----
Projected benefit obligation at beginning of year            $ 14,765         $ 13,792
Service cost                                                    1,264            1,209
Interest cost                                                   1,018            1,013
Actual (gain) loss                                               (289)             203
Benefits paid                                                    (990)          (1,452)
                                                             --------         --------
Projected benefit obligation at end of year                  $ 15,768         $ 14,765
                                                             ========         ========

The changes in the Plans' assets are computed as follows:

                                                               1999              1998
                                                               ----              ----
Fair value of plan assets at beginning of year               $ 23,189         $ 19,782
Actual return on plan assets                                    1,317            4,449
Employer contribution                                             402              410
Benefits paid                                                  (1,182)          (1,452)
                                                             --------         -------
Fair value of plan assets at end of year                     $ 23,726         $ 23,189
                                                             ========         ========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - PENSION PLANS (CONTINUED)

The following table sets forth the Plans' funded status and amounts recognized on the Company's balance sheet at May 30, 1999 and May 31, 1998 (latest available data):


                                                                       (in thousands)
                                                                      1999        1998
                                                                      ----        ----
Funded Status                                                       $ 7,958     $ 8,424
Unrecognized net actuarial (gain) loss                               (6,865)     (7,761)
Unrecognized prior service cost                                         599         669
Unrecognized net transition (asset)                                    (711)       (948)
                                                                    -------     -------
Prepaid benefit cost                                                $   981     $   384
                                                                    =======     =======

The weighted - average actuarial assumptions used were:

                                                                       1999        1998
                                                                       ----        ----
Weighted average discount rate                                         7.25%       7.25%
Weighted average rate of compensation increase                         5.50%       5.50%
Weighted average expected long-term rate of return on plan assets      8.50%       8.50%


Pension expense for the sixteen weeks ended September 19, 1999 and September 20, 1998 was $37,000 and $94,000 respectively.

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

                                  (in thousands)
                                Sept. 19,  Sept. 20
                                  1999       1998
                                --------   --------
Revenue
  Food Service                  $ 48,922   $ 44,178
  Lodging                          3,917      3,704
                                --------   --------
                                $ 52,839   $ 47,882
                                ========   ========

Operating profit (loss)
  Food Service                  $  4,404   $  4,335
  Lodging                            186         94
                                --------   --------
                                $  4,590   $  4,429
                                ========   ========

Identifiable assets
  Food Service                  $ 93,407   $ 92,968
  Lodging                         14,738     15,450
                                --------   --------
                                $108,145   $108,418
                                ========   ========

Depreciation and amortization
  Food Service                  $  2,492   $  2,443
  Lodging                            534        523
                                --------   --------
                                $  3,026   $  2,966
                                ========   ========

Capital expenditures
  Food Service                  $  6,279   $  3,194
  Lodging                            238      1,823
                                --------   --------
                                $  6,517   $  5,017
                                ========   ========

NOTE I - COMPANY REPRESENTATIONS

The financial information is unaudited, but in the opinion of management includes all adjustments (all of which were normal and recurring) necessary for a fair presentation of results of operations for such periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Overview
---------

Net earnings rose to $1,751,000 or $.30 per share for the sixteen-week first quarter of fiscal 2000 that ended September 19, 1999, from $1,378,000 or $.23 per share in the comparable period last year. Total revenue increased 10.4 percent to $52,839,000, an increase of $4,957,000 from last year's first quarter.

Results of Operations
---------------------

Same store sales in Big Boy restaurants improved nearly 5 percent during the quarter, marking the eighth consecutive quarter that Big Boy same store sales gains have been achieved. Improved dining room sales increases complemented the continuing strong sales from carryout and drive-thru trade. Menu prices were increased approximately 2 percent shortly before last year's first quarter ended and were again raised 2 percent in the third quarter of fiscal 1999. Another price increase of 1.5 percent was implemented in September 1999. No Big Boy restaurants were opened or closed during the last twelve months, as management's focus has continued on building same store sales and margins in the 88 existing Big Boy restaurants operated by the Company.

Sales in Golden Corral restaurants accounted for roughly 5 percent of the total increase in revenue during the quarter, greatly exceeding initial expectations of average annual sales volumes of $3,000,000. One Golden Corral restaurant was in operation for the entire first quarter, while two more restaurants were opened during the quarter, one in late July 1999, the other in mid September 1999. The Company plans to build 22 more Golden Corrals through 2005, two of which are expected to be in operation by February 2000.

Hotel sales improved 5.7 percent compared to the first quarter of fiscal 1999. The re-flagging of the Riverview Hotel to the upscale "Clarion" brand in July 1999 was the prime driver behind the increase, as higher room rates were charged and occupancy levels improved over last year.

Cost of sales increased $4,670,000 or 11.1 percent during this year's first quarter, roughly equivalent to the 10.4 percent revenue increase. An analysis of the components of cost of sales follows.

Food and paper costs in Big Boy restaurants continued to improve during the quarter falling to 29.3 percent of Big Boy sales from 29.5 percent last year. Carryout and drive-thru meals, which have been fueling the Big Boy sales increases, usually have lower food cost than typical dining room meals. On a consolidated basis, food and paper costs increased as a percentage of revenue, reflecting the impact of cost of food in Golden Corral restaurants. Food cost as a percentage of sales in Golden Corral restaurants is higher than in Big Boy restaurants.

Favorable claims experience in the Company's self insurance programs resulted in significant credits to payroll and related expenses in the first quarters of both fiscal years. Without these adjustments, payroll and related expenses would have been 34.7 percent and 35.2 percent of revenue, respectively, in the first quarters of 2000 and 1999. Two factors drove the percentage downward in spite of higher pay rates. The costs of certain employee benefits are fixed and do not rise with higher pay rates or higher sales levels. Secondly, payroll and related expenses for Golden Corral restaurants have been a lower percentage of sales than Big Boy restaurants.

Other operating expenses increased to 23.4 percent of revenue during this year's first quarter from 23.3 percent last year. As these expenses tend to be more of the fixed cost variety, a sales increase would normally result in these costs being a lower percentage of revenue. However, opening costs approximating $379,000 for the Company's Golden Corral restaurants caused the percentage in this year's first quarter to increase.

Opening costs resulted in Golden Corral having a negative impact on the Company's earnings during the first quarter. Golden Corral is expected to produce a positive contribution to earnings by the second half of fiscal 2000, based on the experience that the Company's first Golden Corral restaurant took approximately six months to overcome opening costs.

Administrative and advertising expense during the first quarter of fiscal 2000 decreased $61,000 or 2 percent lower than the first quarter of fiscal 1999. The decrease is principally due to costs incurred last year in connection with rolling out the point-of-sale systems in Big Boy restaurants.

Interest expense in the first quarter of fiscal 2000 decreased $247,000 or 27.8 percent lower than the comparable period a year ago. Interest attributable to the tender offer loan (see notes C and F to the consolidated financial statements) was $33,000 in the first quarter of fiscal 2000, compared with $265,000 during last year's comparable period. Interest associated with other borrowings and capitalized leases declined $15,000 in the first quarter of fiscal 2000 compared to last year's first quarter. Shortly after the end of the quarter, the balance outstanding on the tender offer loan was refinanced into the Company's revolving line of credit. Savings from the reduction in tender offer interest will be tempered by borrowing needed to construct Golden Corral restaurants during the next three fiscal years.

Provision for income tax expense as a percentage of pre-tax earnings was 34 percent in the first quarter of fiscal 2000, compared with 33 percent in the comparable period last year. This year's higher estimated rate is due to the improvement in operating profits, which caused total federal tax credits to be a lower percentage of pre-tax earnings.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities during the first quarter of fiscal 2000 was $3,852,000. These funds were generated principally from net income and depreciation, and were utilized for discretionary capital improvements, dividends, and to service debt.

Investing activities during the quarter included $6,517,000 in capital costs, an increase of $1,500,000 from last year's first quarter. This year's first quarter's capital spending included $5,214,000 for Golden Corral, $350,000 to remodel Big Boy restaurants, $238,000 for improvements to the hotel properties, and $715,000 in routine equipment replacements and other capital outlays. No property sales were transacted during the first quarter. The Company expects to complete the disposal of the final three former Big Boy restaurants (of the fifteen that closed at the end of fiscal 1997) in the next six to twelve months. The proceeds from these sales will be used for working capital.

Financing activities in the first quarter of fiscal 2000 included $4,500,000 of new debt borrowed against the Golden Corral credit facility. Scheduled long-term debt payments of $690,000 were made and $60,000 was paid against the tender offer loan, before the tender offer loan was converted into the Company's $20,000,000 revolving line of credit in October 1999. A regular quarterly cash dividend to shareholders totaling $413,000 was also paid during the quarter ended September 19, 1999. In October 1998, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company's common stock on the open market. During the first quarter the Company repurchased 79,280 shares at a cost of $823,000, bringing the total repurchases since the inception of the program to 184,078 shares at a cost of $1,887,000.

The Company expects funds from operations to be sufficient to cover near term capital spending on Big Boy and hotel facilities, scheduled debt service and regular quarterly cash dividends. If needed, the Company's revolving credit loan is available to meet additional borrowing requirements. The Company currently plans to build four new Big Boy restaurants in calendar year 2000, one of which will replace an older existing restaurant. These new restaurants will introduce a new building prototype designed to leverage the strengths of the existing concept to better accommodate shifts in customer expectations. Including land, the cost to build and equip each of these restaurants is expected to range from $1,600,000 to $1,800,000. Costs to remodel 14 Big Boy restaurants scheduled over the remainder of fiscal 2000 are expected to be approximately $1,000,000. Capital spending on the hotel properties should approximate $750,000 during the rest of fiscal 2000.

The terms of the Company's development agreement with Golden Corral Franchising Systems, Inc. were amended in October 1999 to allow the Company to open 25 Golden Corral restaurants through 2005. The Company plans to have five restaurants opened and in operation by February 2000. Three of the five have already opened and two are currently under construction. In addition, current plans call for four more Golden Corrals to be open by February 2001. Costs are being funded through cash flow and a credit facility under which the Company may borrow up to $20,000,000 through September 1, 2001. The cost to build and equip each Golden Corral restaurant is expected to average $2,500,000, including land.

Year 2000 Impact
----------------

The Company has identified its Year 2000 compliance issues and is currently executing a plan to insure that its information systems are fully Year 2000 compliant. Modifications to and testing of the Company's custom written headquarters software has been completed and the programs are now in production. The Company has utilized internal resources to convert and test these systems without material incremental cost. Point-of-sale systems will require upgrade, the estimated cost of which will have no material adverse effect on the Company's financial position, results of operations or cash flows. The plan calls for restaurant systems to be compliant in October 1999 with hotel systems to be compliant in November 1999. Certain other systems that have embedded chip technology are not expected to pose a significant effect on the Company's operations.

Surveys have been sent to the Company's critical suppliers and service providers to determine their readiness for the Year 2000 issue. Although the Company has not been informed by any third parties of material Year 2000 problems, there is no absolute assurance that any of these entities will in fact be compliant on January 1, 2000. The Company is unable to estimate the effect that multiple third parties' non-compliance may have on food and other product delivery. However, management believes the risk is minimal as product is generally plentiful and may be obtained from any number of suppliers. The Company does not have any material relationships with third parties involving the electronic transmission of data other than the Company's main depository bank, and the bank has assured the Company that it is compliant.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------------------------------------------------------------------

Not applicable.

PART II - OTHER INFORMATION
---------------------------

Items 1, 2, 3, and 5, the answers to which are either "none" or "not applicable", are omitted.

Item 4.  Submission of matters to a vote of  Security Holders.

         a) The Annual Meeting of Shareholders was held on October 4, 1999.

         b) Directors elected on October 4, 1999:
                      Craig F. Maier                  Daniel W. Geeding
                      Malcolm M. Knapp                Blanche F. Maier
                      Dale P. Brown

            Directors whose terms continued after the meeting:
                      Jack C. Maier                   William J. Reik, Jr.
                      William A. Mauch                Lorrence T. Kellar

         c) The following matters were voted upon:

            1) Election of Directors:

                                                            Withheld
                       Name                  For           Authority
                       ----                  ---           ---------
                  Blanche F. Maier        4,480,478         501,159
                  Craig F. Maier          4,484,427         497,210
                  Dale P. Brown           4,483,686         497,951
                  Daniel W. Geeding       4,495,374         486,263
                  Malcolm M. Knapp        4,310,033         671,604

            2) Management proposal to ratify and approve the appointment of
               Grant Thornton LLP as independent auditors was approved. It received the following votes:

                       For               Against             Abstain
                       ---               -------             -------
                    4,592,933            346,504             42,200

            3) Shareholder proposal to retain an investment banking firm to explore alternatives to enhance shareholder value was defeated. It received the following votes:

                       For               Against             Abstain
                       ---               -------             -------
                     700,320            3,453,845            14,788

Item 6.  Exhibits and reports on Form 8-K.

            a) Exhibits

               (15) Letter re unaudited interim financial information

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


                                         FRISCH'S RESTAURANTS, INC.
                                         --------------------------
                                              (registrant)


DATE October 22, 1999
    ----------------------

                                         BY     /s/ Donald H. Walker
                                           -------------------------------
                                                  Donald H. Walker
                                       Vice President - Finance, Treasurer and
                                      Principal Financial and Accounting Officer