Form 10-Q
period 1999-12-12
FRISCHS RESTAURANTS INC
filed 2000-01-11
CIK 39047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED DECEMBER 12, 1999               COMMISSION FILE NUMBER 1-7323

                           FRISCH'S RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                        31-0523213
      -------------------------------                      -------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

    2800 GILBERT AVENUE, CINCINNATI, OHIO                        45206
   ----------------------------------------                    ----------
   (Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number, including area code       513-961-2660
                                                        -----------------------

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

The total number of shares outstanding of the issuer's no par common stock, as of December 30, 1999 was:

                                    5,501,124

                                TABLE OF CONTENTS




                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENT OF EARNINGS....................   3

                    CONSOLIDATED BALANCE SHEET............................   4 - 5

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY........   6

                    CONSOLIDATED STATEMENT OF CASH FLOWS..................   7

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............   8 - 16


         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS...................  17 - 19

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK...........................................  19

PART II - OTHER INFORMATION                                                 20 - 21

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                     Twenty-Eight Weeks Ended                  Twelve Weeks Ended
                                                  -------------------------------       -------------------------------
                                                  December 12,       December 13,       December 12,       December 13,
                                                      1999               1998               1999               1998
                                                  ------------       ------------       ------------       ------------
REVENUE
Sales                                             $94,731,232        $85,046,039        $42,294,230        $37,527,113
Other                                                 706,669            647,822            304,649            284,852
                                                  -----------        -----------        -----------        -----------
       Total revenue                               95,437,901         85,693,861         42,598,879         37,811,965
COSTS AND EXPENSES
Cost of sales
       Food and paper                              29,655,208         25,923,680         13,338,957         11,433,295
       Payroll and related                         32,556,833         29,003,689         14,624,949         12,718,050
       Other operating costs                       22,157,279         19,584,456          9,806,182          8,431,370
                                                  -----------        -----------        -----------        -----------
                                                   84,369,320         74,511,825         37,770,088         32,582,715
Administrative and Advertising                      5,081,171          5,263,638          2,137,069          2,258,233
Impairment of long lived assets                            --          1,125,000                 --          1,125,000
Interest                                            1,140,359          1,481,760            497,404            591,367
                                                  -----------        -----------        -----------        -----------
       Total costs and expenses                    90,590,850         82,382,223         40,404,561         36,557,315
                                                  -----------        -----------        -----------        -----------
       Earnings before income taxes
       and extraordinary item                       4,847,051          3,311,638          2,194,318          1,254,650
INCOME TAXES                                        1,648,000          1,192,000            746,000            513,000
                                                  -----------        -----------        -----------        -----------
       Earnings before extraordinary item           3,199,051          2,119,638          1,448,318            741,650
EXTRAORDINARY ITEM (NET OF APPLICABLE TAX)                 --          3,712,000                 --          3,712,000
                                                  -----------        -----------        -----------        -----------
       NET EARNINGS                               $ 3,199,051        $ 5,831,638        $ 1,448,318        $ 4,453,650
                                                  ===========        ===========        ===========        ===========

Basic  and diluted net earnings per share
of common stock:
       Before extraordinary item                         $.55               $.35               $.25               $.12
       Extraordinary item                                  --                .62                 --                .62
                                                  -----------        -----------        -----------        -----------
                                                         $.55               $.97               $.25               $.74
                                                  ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                        December 12,           May 30,
                                                                            1999                1999
                                                                        ------------        ------------
                                                                         (unaudited)
CURRENT ASSETS
Cash                                                                    $    216,700        $    200,200
Receivables
       Trade                                                               1,278,566           1,117,431
       Other                                                                 199,250             219,299
Inventories                                                                3,975,879           3,732,458
Prepaid expenses and sundry deposits                                       1,032,179             910,193
Prepaid and deferred income taxes                                            740,000             744,097
                                                                        ------------        ------------

             Total current assets                                          7,442,574           6,923,678

PROPERTY AND EQUIPMENT
Land and improvements                                                     23,743,147          21,089,875
Buildings                                                                 54,977,081          51,362,095
Equipment and fixtures                                                    59,439,745          57,947,430
Leasehold improvements and buildings on leased land                       28,940,791          28,449,043
Capitalized leases                                                         7,282,687           8,224,712
Construction in progress                                                   2,704,747           2,305,822
                                                                        ------------        ------------
                                                                         177,088,198         169,378,977
       Less accumulated depreciation and amortization                     88,367,042          85,010,213
                                                                        ------------        ------------

             Net property and equipment                                   88,721,156          84,368,764

OTHER ASSETS
Intangible assets                                                            746,600             748,794
Investments in land                                                        1,380,279           1,960,781
Property held for sale                                                     2,530,155           2,076,484
Net cash surrender value-life insurance policies                           4,185,847           4,045,080
Deferred income taxes                                                      1,270,000           1,272,286
Other                                                                      2,024,245           2,030,296
                                                                        ------------        ------------

             Total other assets                                           12,137,126          12,133,721
                                                                        ------------        ------------

                                                                        $108,300,856        $103,426,163
                                                                        ============        ============


The accompanying notes are an integral part of these statements

                                  LIABILITIES

                                                                    December 12,           May 30,
                                                                        1999                1999
                                                                    ------------        ------------
                                                                    (unaudited)
CURRENT LIABILITIES
Long-term obligations due within one year
       Long-term debt                                               $  2,071,231        $  1,730,964
       Obligations under capitalized leases                              384,107             451,024
       Self insurance                                                    952,211           1,092,733
Accounts payable                                                       9,243,044           7,431,751
Accrued expenses                                                       5,309,216           5,401,819
Income Taxes                                                             234,066             425,383
                                                                    ------------        ------------

             Total current liabilities                                18,193,875          16,533,674

LONG-TERM OBLIGATIONS
Long-term debt                                                        27,621,759          21,248,526
Obligations under capitalized leases                                   4,680,616           5,146,170
Self insurance                                                         2,639,556           3,019,947
Other                                                                  2,001,228           2,190,343
                                                                    ------------        ------------

             Total long-term obligations                              36,943,159          31,604,986

COMMITMENTS                                                                   --                  --
SHAREHOLDERS' EQUITY
Capital stock
       Preferred stock - authorized, 3,000,000 shares
             without par value; none issued                                   --                  --
       Common stock - authorized, 12,000,000 shares
             without par value; issued, 7,362,279
             shares - stated value - $1                                7,362,279           7,362,279
Additional contributed capital                                        60,365,664          60,401,456
                                                                    ------------        ------------

                                                                      67,727,943          67,763,735
Retained earnings                                                     11,684,643           9,804,637
                                                                    ------------        ------------

                                                                      79,412,586          77,568,372
Less cost of treasury stock (1,854,615 and 1,461,054 shares)          26,248,764          22,280,869
                                                                    ------------        ------------

             Total shareholders' equity                               53,163,822          55,287,503
                                                                    ------------        ------------

                                                                    $108,300,856        $103,426,163
                                                                    ============        ============

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
        TWENTY-EIGHT WEEKS ENDED DECEMBER 12, 1999 AND DECEMBER 13, 1998
                                   (UNAUDITED)


                                      Common stock
                                     at $1 per share -   Additional
                                        Shares and       contributed        Retained          Treasury
                                          amount           capital          earnings            shares            Total
                                     -----------------   ------------      ------------      ------------      ------------
Balance at May 31, 1998                   $7,362,279      $60,427,299       $ 3,347,485      $(21,227,077)      $49,909,986
Net earnings for twenty-eight weeks               --               --         5,831,638                --         5,831,638
Treasury shares acquired                          --               --                --          (614,697)         (614,697)
Treasury shares reissued                          --           (3,481)               --            13,693            10,212
Dividends
     Cash - $.21 per share                        --               --        (1,257,050)               --        (1,257,050)
                                          ----------      -----------       -----------      ------------       -----------
Balance at December 13, 1998               7,362,279       60,423,818         7,922,073       (21,828,081)       53,880,089
Net earnings for twenty-four weeks                --               --         2,298,203                --         2,298,203
Treasury shares acquired                          --               --                --          (452,788)         (452,788)
Employee Stock Ownership Plan                     --          (22,362)               --                --           (22,362)
Dividends
     Cash - $.07 per share                        --               --          (415,639)               --          (415,639)
                                          ----------      -----------       -----------      ------------       -----------
Balance at May 30, 1999                    7,362,279       60,401,456         9,804,637       (22,280,869)       55,287,503
Net earnings for twenty-eight weeks               --               --         3,199,051                --         3,199,051
Treasury shares acquired                          --               --                --        (4,012,917)       (4,012,917)
Treasury shares reissued                          --          (14,947)               --            45,022            30,075
Employee Stock Ownership Plan                     --          (20,845)               --                --           (20,845)
Dividends
     Cash - $.23 per share                        --               --        (1,319,045)               --        (1,319,045)
                                          ----------      -----------       -----------      ------------       -----------

Balance at December 12, 1999              $7,362,279      $60,365,664       $11,684,643      $(26,248,764)      $53,163,822
                                          ==========      ===========       ===========      ============       ===========


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
        Twenty-eight weeks ended December 12, 1999 and December 13, 1998
                                   (Unaudited)

                                                                            1999               1998
                                                                        -----------         -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                              $ 3,199,051         $ 5,831,638
Adjustments to reconcile net income
     to net cash from operating activities:
     Depreciation and amortization                                        5,373,742           5,277,884
     Loss on disposition of assets                                          242,360             279,447
     Impairment of long-lived assets                                             --           1,125,000
     Gain on sale of investment in Cincinnati Reds                               --          (3,712,000)
     Changes in assets and liabilities:
         Increase in receivables                                           (141,086)           (106,860)
         Increase in inventories                                           (243,421)           (372,295)
         Increase in prepaid expenses and sundry deposits                  (121,986)           (746,105)
         Decrease in prepaid and deferred income taxes                        4,097             152,822
         Increase in accounts payable                                     1,370,680           1,741,992
         Decrease in accrued expenses                                       (92,604)           (560,732)
         Decrease in accrued income taxes                                  (191,317)           (838,846)
         (Increase) decrease in other assets                               (133,887)             41,815
         Decrease in self insured obligations                              (520,913)           (410,380)
         Decrease in other liabilities                                     (189,115)           (270,624)
                                                                        -----------         -----------
             Net cash provided by operating activities                    8,555,601           7,432,756
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Additions to property and equipment                                      (9,965,051)         (7,090,139)
Proceeds from disposition of property                                       170,214           1,739,962
Proceeds from sale of investment in Cincinnati Reds                              --           7,000,000
Increase in other assets                                                    (43,174)           (170,351)
                                                                        -----------         -----------
             Net cash (used in) provided by investing activities         (9,838,011)          1,479,472
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings                                                  9,500,000           3,000,000
Payment of long-term obligations                                         (3,318,971)         (9,929,746)
Cash dividends paid                                                        (878,432)           (840,859)
Treasury share transactions                                              (3,982,842)           (604,485)
Other                                                                       (20,845)                 --
                                                                        -----------         -----------
             Net cash provided by (used in) financing activities          1,298,910          (8,375,090)
                                                                        -----------         -----------
Net increase in cash and equivalents                                         16,500             537,138
Cash and equivalents at beginning of year                                   200,200              84,260
                                                                        -----------         -----------
Cash and equivalents at end of second quarter                           $   216,700         $   621,398
                                                                        ===========         ===========
Supplemental disclosures:
Interest paid                                                           $ 1,255,533         $ 1,369,509
Income taxes paid                                                         1,915,252           1,878,023
Income tax refunds received                                                  82,318                  --
Dividends declared but not paid                                             440,613             416,191

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

Cash and Cash Equivalents
-------------------------

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $488,000 and $691,000, respectively, were included in accounts payable at December 12, 1999 and May 30, 1999.

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at December 12, 1999 and May 30, 1999.

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

The Golden Corral license agreement requires the Company to pay initial license fees for each new restaurant. Amortization begins when the restaurant opens and is computed using the straight-line method over 15 years, the terms of the individual restaurant franchise agreements.

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

Opening costs of $807,000 for Golden Corral restaurants were expensed as incurred in the twenty-eight weeks ended December 12, 1999. Opening costs for Golden Corral were $185,000 during the twenty-eight weeks ended December 13, 1998.

Benefit Plans
-------------

The Company has two defined benefit pension plans covering substantially all of its eligible employees. The benefits are based on years-of-service and other factors. The Company's funding policy is to annually contribute amounts sufficient to satisfy legal funding requirements plus such additional tax deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Company also has a non-qualified supplemental retirement plan for certain key employees.

Self Insurance
--------------

The Company self-insures its Ohio workers' compensation claims up to $250,000 per claim. Costs are accrued based on management's estimate for future claims.

Licensing Agreements
--------------------

Revenue from franchise fees, based on sales of Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial license fees are recognized as revenue when the licensed restaurants begin operations.

Under the terms of the Golden Corral license agreement, the Company is obligated to pay fees based on defined gross sales. These costs are charged to operations as incurred.

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

NOTE B - PROPERTY HELD FOR SALE

Of the fifteen properties closed at the end of fiscal 1997 as described in note A, twelve have been disposed of through December 12, 1999. The sale proceeds were used to repay borrowings under the loan agreement that funded the Company's modified "Dutch Auction" self-tender offer (see notes C and F). The remaining three properties are listed for sale with a broker, and are carried at a net realizable value of approximately $1,653,000 on the Company's balance sheet at December 12, 1999 as a component of the caption "Property held for sale." The Company expects to dispose of these restaurant properties within the next six to twelve months, the proceeds of which will be used for general corporate purposes. Certain surplus land is also currently held for sale and is stated at cost.

NOTE C - LONG-TERM DEBT

                                 December 12, 1999                May 30, 1999
                               ------------------------    --------------------------
                               Payable        Payable        Payable        Payable
                                within         after          within         after
                               one year       one year       one year       one year
                               --------       --------       --------       --------
                                                  (in thousands)
Revolving credit loan           $    --        $18,000        $   --         $13,500
Term loan                         1,500          2,325         1,500           3,200
Tender offer                         --             --            --           1,780
Golden Corral facility -
  Construction loan                  --          3,000            --           1,000
  Term loans                        571          4,297           231           1,769
                                -------        -------        ------         -------

                                $ 2,071        $27,622        $1,731         $21,249
                                =======        =======        ======         =======

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LONG-TERM DEBT (CONTINUED)

The portion payable after one year matures as follows:

                                           Dec. 12,       May 30,
                                             1999           1999
                                           --------       -------
                                               (in thousands)
               Period ending in 2001        $23,117       $ 3,527
                                2002          1,491        16,266
                                2003            719           485
                                2004            775           305
                  Subsequent to 2004          1,520           666
                                            -------       -------
                                            $27,622       $21,249
                                            =======       =======

The revolving credit loan is a $20,000,000 unsecured line of credit, $18,000,000 of which is outstanding at December 12, 1999. Unless extended, this credit loan matures on September 1, 2001. Interest rates, currently ranging from 6.32% to 6.83%, are determined by various indices as selected by the Company. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly.

The term loan is also unsecured and is payable in monthly installments of $125,000 through December 31, 2002. Interest is also payable monthly at a rate equal to the prime rate, currently 8.5%, not to exceed 8.5%.

The tender offer loan was arranged in August 1997, under which the Company borrowed $17,144,000 to finance the repurchase of 1,142,966 shares of the Company's common stock (see note F). In October 1999 the Company converted the $1,720,000 outstanding balance of the loan into the $20,000,000 revolving credit loan.

The Golden Corral credit facility is an unsecured draw credit line under which the Company may borrow up to $20,000,000 to construct and open Golden Corral restaurants. No more than $8,000,000 may be advanced for new restaurants under construction (Construction Loan) at any one time. As of December 12, 1999, the Company had cumulatively borrowed $8,000,000, of which $3,000,000 was a Construction Loan and $5,000,000 had been converted to Term Loans. Availability of draws ceases on September 1, 2001. Payments on Construction Loans are on an interest only basis. At the Company's option, interest on prime rate based borrowings are payable monthly, or in the case of LIBOR or CD based adjusted rate borrowings, payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The monthly CD based rate of 6.98% is currently in effect. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Loan is converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company has the option to fix the interest rate at the lender's then cost of funds plus 150 basis points. Three Term Loans totaling $5,000,000 have fixed interest rates at various levels ranging from 7.00% to 7.87% and are being repaid in 84 equal monthly installments of principal and interest aggregating $77,043 through periods expiring in 2006.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at December 12, 1999. Compensating balances are not required by any of these loan agreements.

The Company also has three outstanding letters of credit totaling $1,296,000 is support of its self insurance program.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LEASED PROPERTY

The Company has capitalized the leased property of 37% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2004. The Company also occupies office space under an operating lease which expires during 2003, with a renewal option available through 2013.

An analysis of the capitalized leased property follows:

                                                           Asset balances at
                                                       ------------------------
                                                       Dec. 12,         May 30,
                                                         1999            1999
                                                       --------         -------
                                                            (in thousands)
           Restaurant facilities                       $ 6,306           $ 7,248
           Equipment                                       977               977
                                                       -------           -------
                                                         7,283             8,225
                Less accumulated amortization           (4,608)           (5,125)
                                                       -------           -------
                                                       $ 2,675           $ 3,100
                                                       =======           =======


Total rental expense of operating leases for the twenty-eight weeks was $791,000 at December 12, 1999 and $794,000 at December 13, 1998.

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                     Capitalized          Operating
                  Period ending December 12,            leases              leases
                  --------------------------         -----------            ------
                                                              (in thousands)
                  2000                                  $   909             $1,301
                  2001                                      835              1,155
                  2002                                      808              1,005
                  2003                                      808                771
                  2004                                      784                615
                  2005 to 2020                            4,033              2,245
                                                        -------             ------
                      Total                               8,177             $7,092
                                                                            ======
                  Amount representing interest           (3,112)
                                                        -------
                  Present value of obligations            5,065
                  Portion due within one year              (384)
                                                        -------

                  Long-term obligations                 $ 4,681
                                                        =======

NOTE E - INCOME TAXES

The provision for income taxes in all periods has been computed based on management's estimate of the tax rate for the entire fiscal year.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK

Stock Options
-------------

The 1993 Stock Option Plan authorizes the grant of stock options for up to 562,432 shares of the common stock of the Company for a ten-year period beginning May 9, 1994. Shares may be optioned to employees at not less than 75% of fair market value on the date granted. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998 which provides for automatic, annual stock option grants of 1,000 shares to each of the Company's non-employee directors. The per share exercise price for options granted to non-employee directors must equal 100% of fair market value on the date of grant. The Amended Plan adds a Company right to repurchase shares acquired on exercise of options if an optionee chooses to dispose of such shares. Stock appreciation rights are not provided for under the Amended Plan. Outstanding options under the 1993 Plan were granted at fair market value and expire 10 years from the date of grant. Outstanding options to employees vest in three equal annual installments, while outstanding options to non-employee directors vest after one year.

The 1984 Stock Option Plan expired May 8, 1994. As of December 12, 1999, 28,488 options remain outstanding, which are exercisable within 10 years from the date of grant, expiring during periods to 2003. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends in accordance with the anti-dilution provisions of the Plan.

Transactions involving both the 1993 and the 1984 Plans are summarized below:

                                           Twenty-eight weeks ended                   Twenty-eight weeks ended
                                               December 12, 1999                          December 13, 1998
                                         ----------------------------                ---------------------------
                                          No. of        Option                         No. of       Option
                                          Shares         Price                         Shares        Price
                                          ------         -----                         ------        -----
Outstanding  at beginning of year         169,163    $8.31 to $20.83                  134,413   $12.38 to $20.83
Exercisable at beginning of year          108,580    $12.38 to $20.83                  96,913   $14.38 to $20.83
Granted during the twenty-eight weeks      27,750    $10.06 to $10.25                  35,500   $8.31 to $11.25
Exercised during the twenty-eight weeks         0                                           0
Expired during the twenty-eight weeks      68,425    $20.83                                 0
Forfeited during the twenty-eight weeks         0                                         750   $11.25 to $12.38
Outstanding  at end of quarter            128,488    $8.31 to $17.05                  169,163   $8.31 to $20.83
Exercisable at end of quarter              60,404    $8.31 to $17.05                   96,913   $14.38 to $20.83

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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK (CONTINUED)

Stock Repurchase Program
------------------------

On October 5, 1998, the Board of Directors approved a program to repurchase up to 500,000 shares of the Company's common stock on the open market. Purchases are being made from time to time within a two-year time frame. On December 8, 1999, the Board of Directors authorized an additional repurchase of up to 200,000 shares. During the twenty-eight weeks ended December 12, 1999, the Company repurchased 396,520 shares at a cost of $4,013,000, bringing total repurchases since the inception of the program to 501,318 shares at a cost of $5,077,000.

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

                                                            Weighted average
                                                        Common Shares Outstanding
                                                        -------------------------
            Quarter ending December 12, 1999                    5,786,815
            Year to date December 12, 1999                      5,832,589

            Quarter ending December 13, 1998                    5,982,506
            Year to date December 13, 1998                      5,995,938

Diluted EPS includes the effect of common stock equivalents which assumes the exercise of dilutive stock options. For the twenty-eight weeks ended December 12, 1999 and December 13, 1998, 1,293 and 495 shares of common stock equivalents, respectively, were included in the computation of diluted EPS. The twelve weeks ended December 12, 1999 and December 13, 1998 included 1,147 and 1,156 shares, respectively, in the computation of diluted EPS.

NOTE G - PENSION PLANS

Effective June 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revised employers' disclosures about pensions and other post retirement benefit plans. As required, disclosures for 1998 have been restated for comparative purposes.

The changes in the Company's benefit obligation are computed as follows for the years ended May 30, 1999 and May 31, 1998 (latest available data):

                                                                             (in thousands)
                                                                          1999             1998
                                                                          ----             ----
Projected benefit obligation at beginning of year                        $14,765          $13,792
Service cost                                                               1,264            1,209
Interest cost                                                              1,018            1,013
Actual (gain) loss                                                          (289)             203
Benefits paid                                                               (990)          (1,452)
                                                                         -------          -------
Projected benefit obligation at end of year                              $15,768          $14,765
                                                                         =======          =======

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - PENSION PLANS (CONTINUED)

The changes in the Plans' assets are computed as follows:

                                                                          1999              1998
                                                                          ----              ----
Fair value of plan assets at beginning of year                           $23,189          $19,782
Actual return on plan assets                                               1,317            4,449
Employer contribution                                                        402              410
Benefits paid                                                             (1,182)          (1,452)
                                                                         -------          -------
Fair value of plan assets at end of year                                 $23,726          $23,189
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

Net periodic pension cost (benefit) for the twenty-eight weeks ended
December 12, 1999 and December 13, 1998 was $33,000 and $(49,000) respectively.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - SEGMENT INFORMATION

The Company operates in the food service and lodging industries. Inter-segment sales are immaterial. On June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. An operating segment is defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The statement allows aggregation of similar operating segments if the businesses are considered similar under the criteria of the statement. The Company believes its operations in the food service industry meet the aggregation criteria as a single operating segment.

                                    Twenty-eight weeks ended
                                     Dec.12,         Dec. 13,
                                      1999             1998
                                      ----             ----
                                          (in thousands)
Revenue
  Food Service                       $ 88,545        $ 79,249
  Lodging                               6,893           6,445
                                     --------        --------
                                     $ 95,438        $ 85,694
                                     ========        ========

Operating profit
  Food Service                       $  7,907        $  7,152
  Lodging                                 222             184
                                     --------        --------
                                     $  8,129        $  7,336
                                     ========        ========

Identifiable assets
  Food Service                       $ 93,677        $ 90,491
  Lodging                              14,624          15,438
                                     --------        --------
                                     $108,301        $105,929
                                     ========        ========

Depreciation and amortization
  Food Service                       $  4,429        $  4,335
  Lodging                                 945             943
                                     --------        --------
                                     $  5,374        $  5,278
                                     ========        ========

Capital expenditures
  Food Service                       $  9,485        $  4,970
  Lodging                                 480           2,120
                                     --------        --------
                                     $  9,965        $  7,090
                                     ========        ========


NOTE I - COMPANY REPRESENTATIONS

The financial information is unaudited, but in the opinion of management includes all adjustments (all of which were normal and recurring with the exception of last year's $1,125,000 pretax impairment of assets charge) necessary for a fair presentation of results of operations for such periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Total revenue for the twelve-week second quarter ended December 12, 1999 was $42,599,000, an increase of $4,787,000 or 12.7 percent from the comparable period last year. Net earnings for the quarter were $1,448,000, or $.25 per share, compared to $742,000 or $.12 per share before last year's extraordinary gain of $3,712,000 or $.62 per share from the sale of the Company's limited partner interest in the Cincinnati Reds major league baseball team. Last year's second quarter also included an impairment of assets charge of $1,125,000 ($720,000, net after income taxes, or $.12 per share) to lower the carrying value of certain property held for sale.

For the twenty-eight weeks ended December 12, 1999, revenue increased 11.4 percent to $95,438,000 from $85,694,000 a year ago. Net earnings were $3,199,000 or $.55 per share versus $2,120,000 or $.35 per share before last year's extraordinary gain of $.62 per share.


Results of Operations
---------------------

Same store sales in Big Boy restaurants improved by well over 4 percent during the first two quarters, including nearly 4 percent for the twelve-week period ending December 12, 1999, marking the ninth consecutive quarter that Big Boy same store sales gains have been achieved. Improved dining room sales increases complemented the continuing strong sales from carryout and drive-thru trade. Menu prices were increased approximately 2 percent shortly before the end of last year's first quarter, 2 percent in last year's third quarter, and approximately 1.5 percent at the end of this year's first quarter. Another price increase is currently being planned for February 2000. No Big Boy restaurants have been opened or closed during the last twelve months as management has continued to focus on building same store sales and margins in the 88 existing Big Boy restaurants operated by the Company.

Sales of the four Golden Corral restaurants accounted for approximately one-half of the total 11.4 percent increase in revenue during the first two quarters, exceeding initial expectations. Menu prices have not been increased. One Golden Corral restaurant was in operation for the entire two-quarter period, while two more were opened during the first quarter, and the fourth one opened near the end of the second quarter. The Company plans to build 21 more Golden Corrals through 2005, one of which is expected to open by February 2000.

Hotel sales improved 7 percent compared to the first two quarters of fiscal 1999. The re-flagging of the Riverview Hotel to the upscale "Clarion" brand in July 1999 was the prime driver behind the increase, as higher room rates were charged and occupancy levels improved over last year. Increased sales levels have improved operating results through the first two quarters. However, lower sales volumes are normally generated over the coming winter and spring months when compared to sales for the first half of the year.

Cost of sales increased $9,857,000 or 13.2 percent during this year's first two quarters, roughly equivalent to the 11.4 percent revenue increase. An analysis of the components of cost of sales follows.

As a percentage of Big Boy sales, food and paper costs in Big Boy restaurants were equal for the twenty-eight week period for both this year and last year. Increased sales of carryout and drive-thru meals, which usually have lower food cost than typical dining room meals, caused a reduction in food cost. However, this decrease was offset by higher prices paid for pork, beef and fish. On a consolidated basis, food and paper costs increased as a percentage of revenue during the first half of the year, reflecting the impact of cost of food in Golden Corral restaurants. Food cost as a percentage of sales in Golden Corral restaurants is higher than in Big Boy restaurants.

Favorable claims experience in the Company's self-insurance programs resulted in significant credits to payroll and related expenses in the first quarters of both fiscal years. Without these adjustments, payroll and related expenses would have been 34.5 percent of revenue in each of the twenty-eight week periods of fiscal years 2000 and 1999. Two factors kept the percentage constant in spite of higher pay rates. The costs of certain employee benefits are fixed and do not rise with higher pay rates or higher sales levels. Secondly, the payroll and related expenses percentage for Golden Corral restaurants is lower than for Big Boy restaurants.

Other operating expenses increased to 23.2 percent of revenue during this year's first two quarters from 22.9 percent last year. As these expenses tend to be more fixed in nature, the sales increase would normally cause these costs to be a lower percentage of revenue. However, opening costs of approximately $807,000 for the Company's Golden Corral restaurants caused the percentage in this year's first two quarters to increase over the comparable period a year ago. These opening costs, including $221,000 for Golden Corral restaurants not yet in operation, resulted in the Golden Corrals having a negative impact on the Company's earnings during the first two quarters. By the end of fiscal 2000, Golden Corral operations are expected to be at or near break-even (including opening costs).

Administrative and advertising expense during the first two quarters of fiscal 2000 decreased $182,000 or 3.5 percent lower than the first two quarters of fiscal 1999. The decrease is principally due to costs incurred last year in connection with rolling out the point-of-sale systems in Big Boy restaurants.

Results for the first two quarters of last year were adversely affected by a $1,125,000 impairment of assets charge to lower the carrying value of certain property held for sale.

Interest expense during the twenty-eight weeks ended December 12, 1999, decreased $341,000 or 23 percent lower than the comparable period a year ago. Interest attributable to the tender offer loan (see notes C and F to the consolidated financial statements) was $38,000 during this year's first two quarters, compared with $368,000 during last year's comparable period. In October 1999, the outstanding balance of $1,779,000 on the tender offer loan was refinanced into the Company's revolving line of credit. Savings from the reduction in tender offer interest will be tempered by borrowing needed to construct Golden Corral restaurants during the next three fiscal years, and by recent borrowing to finance repurchases of the Company's common stock.

Provision for income tax expense as a percentage of pre-tax earnings was 34 percent in the first two quarters of fiscal 2000. During last year's second quarter, the effective tax rate was increased to 36 percent from 33 percent. The retroactive effect of the change resulted in a 40.9 percent tax rate for the twelve-week second quarter last year. The tax rate for last year reflected higher state income taxes associated with the extraordinary gain from the sale of the Company's limited partner interest in the Cincinnati Reds major league baseball team.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities through the second quarter of fiscal 2000 was $8,556,000. These funds were generated principally from net income and depreciation, and were utilized for discretionary capital improvements, dividends, and to service debt.

Investing activities through the second quarter of fiscal 2000 included $9,965,000 in capital costs, an increase of $2,875,000 from last year's first two quarters. This year's capital spending included $7,818,000 for Golden Corral, $525,000 to remodel Big Boy restaurants, $480,000 for improvements to the hotel properties, and $1,142,000 in routine equipment replacements and other capital outlays. Proceeds from property sales were $170,000.

Financing activities through the second quarter of fiscal 2000 included $5,000,000 of new debt borrowed against the Golden Corral credit facility. In addition, $4,500,000 of new debt was borrowed on the $20,000,000 revolving line of credit, of which $1,779,000 was used to retire the tender offer loan. Scheduled long-term debt payments of $1,539,000 were made. Regular quarterly cash dividends to shareholders totaling $878,000 were also paid during the two quarters ended December 12, 1999. In early December 1999, the Board of Directors authorized an additional repurchase of up to 200,000 shares of the Company's common stock. This approval supplemented the Board's authorization in October 1998 to purchase up to 500,000 shares. Purchases are being made from time to time on the open market or through block trades during a two- year time frame that expires October 5, 2000. During the two quarters ended December 12, 1999 the Company repurchased 396,520 shares at a cost of $4,013,000, bringing the total repurchases since the inception of the program to 501,318 shares at a cost of $5,077,000.

The Company expects funds from operations to be sufficient to cover near term capital spending on Big Boy facilities, scheduled debt service and regular quarterly cash dividends. If needed, the Company's revolving credit loan is available to meet additional borrowing requirements. The Company currently plans to build four new Big Boy restaurants in calendar year 2000, one of which will replace an older existing restaurant. These new restaurants will introduce a new building prototype designed to leverage the strengths of the existing concept to better accommodate shifts in customer expectations. Including land, the cost to build and equip each of these restaurants is expected to range from $1,600,000 to $1,800,000. Costs to remodel ten Big Boy restaurants scheduled over the remainder of fiscal 2000 are expected to be approximately $550,000. There are no current capital spending plans on the hotel properties during the rest of fiscal 2000.

The terms of the Company's development agreement with Golden Corral Franchising Systems, Inc. call for the Company to open 25 Golden Corral restaurants through 2005. Four restaurants are currently operating and a fifth will open in late January 2000. In addition, current plans call for four more Golden Corrals to be open by February 2001. Costs are being funded through cash flow and a credit facility under which the Company may borrow up to $20,000,000 through September 1, 2001. The cost to build and equip each Golden Corral restaurant is expected to average $2,500,000, including land.

Year 2000 Impact
----------------

The Company successfully completed its plan to insure that its information systems are fully Year 2000 compliant, as no significant problems were encountered during the rollover from 1999 to 2000, and the effect on customers was uneventful. The Company utilized internal resources to convert and test its custom written headquarters software without material incremental cost. Point-of-sale systems required upgrade, the cost of which had no material adverse effect on the Company's financial position, results of operations or cash flows. Certain other systems that have embedded chip technology did not pose any significant effect on the Company's operations. The Company's plan also addressed the readiness of mission critical third party suppliers and service providers. The Company did not experience any significant interruption of food or other product delivery resulting from third-party non-compliance. The Company will continue to monitor and validate that its systems are operating as expected through the first calendar quarter of 2000.

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

Not applicable.

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

Item 6.  Exhibits and reports on Form 8-K.

           a)  Exhibits

               (10) Material Contracts

                    (10)(a) Second Amendment dated October 6, 1999 to Area Development Agreement between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998.

               (15) Letter re unaudited interim financial information

               (27) Financial Data Schedule

           b) Reports on Form 8-K.

                   On December 21, 1999 under Item 5, to report that on December 8, 1999 the Company's Board of Directors authorized an additional repurchase of up to 200,000 shares of the Company's common stock on the open market. This supplements the Board's authorization on October 5, 1998 to purchase up to 500,000 shares. Financial statements were not required to be filed.

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


                                         FRISCH'S RESTAURANTS, INC.
                                         --------------------------
                                                 (Registrant)


DATE  January 11, 2000
     ---------------------

                                         BY   /s/ Donald H. Walker
                                           ------------------------------------
                                                  Donald H. Walker
                                      Vice President - Finance, Treasurer and
                                     Principal Financial and Accounting Officer