Form 10-Q
period 2000-03-05
FRISCHS RESTAURANTS INC
filed 2000-04-04
CIK 39047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED MARCH 5, 2000              COMMISSION FILE NUMBER 1-7323

                           FRISCH'S RESTAURANTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                       31-0523213
-----------------------------------------             --------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

 2800 GILBERT AVENUE, CINCINNATI, OHIO                          45206
--------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

    Registrant's telephone number, including area code           513-961-2660
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

The total number of shares outstanding of the issuer's no par common stock, as of March 24, 2000 was:

                                    5,435,443

                                TABLE OF CONTENTS



                                                                          PAGE


PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENT OF EARNINGS .................. 3

                    CONSOLIDATED BALANCE SHEET .......................... 4 - 5

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ...... 6

                    CONSOLIDATED STATEMENT OF CASH FLOWS ................ 7

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .......... 8 - 17


         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS .................17 - 20

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                    MARKET RISK .........................................20



PART II - OTHER INFORMATION                                              21

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                             Forty Weeks Ended                    Twelve Weeks Ended
                                                    -----------------------------------   ---------------------------------
                                                        March 5,          March 7,           March 5,          March 7,
                                                          2000              1999               2000              1999
                                                    -----------------  ----------------   ----------------  ---------------
REVENUE
Sales                                                  $ 125,058,491     $ 111,336,708        $37,215,596     $ 32,731,831
Other                                                        999,883         1,082,855            297,414          439,188
                                                    -----------------  ----------------   ----------------  ---------------
      Total revenue                                      126,058,374       112,419,563         37,513,010       33,171,019
COSTS AND EXPENSES
Cost of sales
      Food and paper                                      41,058,699        35,691,393         12,312,158       10,637,141
      Payroll and related                                 43,367,155        38,243,822         13,092,185       11,448,949
      Other operating costs                               26,509,813        23,316,713          7,653,550        6,874,601
                                                    -----------------  ----------------   ----------------  ---------------
                                                         110,935,667        97,251,928         33,057,893       28,960,691
Administrative and advertising                             6,905,697         6,978,065          2,003,134        1,900,649
Impairment of long lived assets                                    -         1,125,000                  -                -
Interest                                                   1,760,958         1,980,461            620,599          498,701
                                                    -----------------  ----------------   ----------------  ---------------
      Total costs and expenses                           119,602,322       107,335,454         35,681,626       31,360,041
                                                    -----------------  ----------------   ----------------  ---------------
      Earnings from continuing operations
      before income tax and extraordinary item             6,456,052         5,084,109          1,831,384        1,810,978
      Income taxes                                         2,195,000         1,830,000            623,000          652,000
                                                    -----------------  ----------------   ----------------  ---------------
EARNINGS FROM CONTINUING OPERATIONS                        4,261,052         3,254,109          1,208,384        1,158,978
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                  (207,316)         (166,645)          (353,699)        (191,152)
      (NET OF APPLICABLE TAX)
EXTRAORDINARY ITEM (NET OF APPLICABLE TAX)                         -         3,712,000                  -                -
                                                    -----------------  ----------------   ----------------  ---------------
      NET EARNINGS                                       $ 4,053,736       $ 6,799,464          $ 854,685        $ 967,826
                                                    =================  ================   ================  ===============

Basic and diluted net earnings
      per share of common stock:
      Continuing operations                                     $.74              $.55               $.22             $.19
      Discontinued operations                                   (.03)             (.03)              (.06)            (.03)
      Extraordinary item                                           -               .62                  -                -
                                                    -----------------  ----------------   ----------------  ---------------
                                                                $.71             $1.14               $.16             $.16
                                                    =================  ================   ================  ===============


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                         March 5,                  May 30,
                                                                           2000                     1999
                                                                       (unaudited)
                                                                     ----------------         ----------------
CURRENT ASSETS
Cash and equivalents                                                     $ 1,262,031                $ 200,200
Receivables
       Trade                                                               1,246,235                1,117,431
       Other                                                                 220,757                  219,299
Inventories                                                                3,964,559                3,732,458
Prepaid expenses and sundry deposits                                         838,602                  910,193
Hotel assets held for sale - net                                          13,749,987                        -
Prepaid and deferred income taxes                                            740,000                  744,097
                                                                     ----------------         ----------------
             Total current assets                                         22,022,171                6,923,678
PROPERTY AND EQUIPMENT
Land and improvements                                                     24,047,579               21,089,875
Buildings                                                                 49,949,629               51,362,095
Equipment and fixtures                                                    53,125,590               57,947,430
Leasehold improvements and buildings on leased land                       14,693,535               28,449,043
Capitalized leases                                                         7,282,687                8,224,712
Construction in progress                                                     265,891                2,305,822
                                                                     ----------------         ----------------
                                                                         149,364,911              169,378,977
       Less accumulated depreciation and amortization                     75,239,584               85,010,213
                                                                     ----------------         ----------------
             Net property and equipment                                   74,125,327               84,368,764
OTHER ASSETS
Intangible assets                                                            745,659                  748,794
Investments in land                                                        1,174,043                1,960,781
Property held for sale                                                     2,822,248                2,076,484
Net cash surrender value-life insurance policies                           4,198,353                4,045,080
Deferred income taxes                                                      1,270,000                1,272,286
Other                                                                      2,149,177                2,030,296
                                                                     ----------------         ----------------
             Total other assets                                           12,359,480               12,133,721
                                                                     ----------------         ----------------
                                                                       $ 108,506,978            $ 103,426,163
                                                                     ================         ================

The accompanying notes are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        March 5,                  May 30,
                                                                          2000                     1999
                                                                       (unaudited)
                                                                     ----------------         ----------------
CURRENT LIABILITIES
Long-term obligations due within one year
       Long-term debt                                                    $ 2,412,033              $ 1,730,964
       Obligations under capitalized leases                                  369,231                  451,024
       Self insurance                                                        926,748                1,092,733
Accounts payable                                                           8,606,493                7,431,751
Accrued expenses                                                           5,988,670                5,401,819
Income taxes                                                                   7,214                  425,383
                                                                     ----------------         ----------------
             Total current liabilities                                    18,310,389               16,533,674
LONG-TERM OBLIGATIONS
Long-term debt                                                            27,239,544               21,248,526
Obligations under capitalized leases                                       4,597,387                5,146,170
Self insurance                                                             2,766,307                3,019,947
Other                                                                      2,001,729                2,190,343
                                                                     ----------------         ----------------
             Total long-term obligations                                  36,604,967               31,604,986
COMMITMENTS                                                                        -                        -
SHAREHOLDERS' EQUITY
Capital stock
       Preferred stock - authorized, 3,000,000 shares
             without par value; none issued                                        -                        -
       Common stock - authorized, 12,000,000 shares
             without par value; issued, 7,362,279
             shares - stated value - $1                                    7,362,279                7,362,279
Additional contributed capital                                            60,365,268               60,401,456
                                                                     ----------------         ----------------
                                                                          67,727,547               67,763,735
Retained earnings                                                         12,539,748                9,804,637
                                                                     ----------------         ----------------
                                                                          80,267,295               77,568,372
Less cost of treasury stock (1,899,476 and 1,461,054 shares)              26,675,673               22,280,869
                                                                     ----------------         ----------------
             Total shareholders' equity                                   53,591,622               55,287,503
                                                                     ----------------         ----------------
                                                                       $ 108,506,978            $ 103,426,163
                                                                     ================         ================

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FORTY WEEKS ENDED MARCH 5, 2000 AND MARCH 7, 1999
                                   (UNAUDITED)

                                   Common stock
                                  at $1 per share-    Additional
                                    Shares and        contributed         Retained           Treasury
                                      amount            capital           earnings            shares             Total
                                   ------------      ------------       ------------       ------------       ------------

Balance at May 31, 1998            $  7,362,279      $ 60,427,299       $  3,347,485       $(21,227,077)      $ 49,909,986
Net earnings for forty weeks                  -                 -          6,799,464                  -          6,799,464
Treasury shares acquired                      -                 -                  -           (661,593)          (661,593)
Treasury shares reissued                      -            (3,481)                 -             13,693             10,212
Dividends
     Cash - $.21 per share                    -                           (1,256,910)                           (1,256,910)
                                   ------------      ------------       ------------       ------------       ------------
Balance at March 7, 1999              7,362,279        60,423,818          8,890,039        (21,874,977)        54,801,159
Net earnings for twelve weeks                 -                 -          1,330,377                  -          1,330,377
Treasury shares acquired                      -                 -                  -           (405,892)          (405,892)
Employee Stock Ownership Plan                 -           (22,362)                 -                  -            (22,362)
Dividends
     Cash - $.07 per share                    -                 -           (415,779)                 -           (415,779)
                                   ------------      ------------       ------------       ------------       ------------
Balance at May 30, 1999               7,362,279        60,401,456          9,804,637        (22,280,869)        55,287,503
Net earnings for forty weeks                  -                 -          4,053,736                  -          4,053,736
Treasury shares acquired                      -                 -                  -         (4,440,915)        (4,440,915)
Treasury shares reissued                      -           (15,343)                 -             46,111             30,768
Employee Stock Ownership Plan                 -           (20,845)                 -                  -            (20,845)
Dividends
     Cash - $.23 per share                    -                           (1,318,625)                           (1,318,625)
                                   ------------      ------------       ------------       ------------       ------------

Balance at March 5, 2000           $  7,362,279      $ 60,365,268       $ 12,539,748       $(26,675,673)      $ 53,591,622
                                   ============      ============       ============       ============       ============


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                Forty weeks ended March 5, 2000 and March 7, 1999
                                   (Unaudited)

                                                                              2000               1999
                                                                          ------------       ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net earnings                                                              $  4,053,736       $  6,799,464
Adjustments to reconcile net earnings
     to net cash from operating activities:
     Depreciation and amortization                                           7,700,985          7,575,501
      Loss on disposition of assets                                            307,437            286,179
     Impairment of long-lived assets                                                 -          1,125,000
     Gain on sale of investment in Cincinnati Reds                                   -         (3,712,000)
     Changes in assets and liabilities:
         Increase in receivables                                              (130,262)          (339,471)
         Increase in inventories                                              (232,101)          (302,086)
         Decrease (increase) in prepaid expenses and sundry deposits            71,591           (269,876)
         Decrease in prepaid and deferred income taxes                           4,097            152,822
         Increase in accounts payable                                        1,174,742          1,341,241
         Increase (decrease) in accrued expenses                               586,852           (616,129)
         Decrease in accrued income taxes                                     (418,168)          (759,981)
         (Increase) decrease in other assets                                  (237,322)           111,761
         Decrease in self insured obligations                                 (419,625)          (274,487)
         Decrease in other liabilities                                        (188,614)          (469,773)
                                                                          ------------       ------------
             Net cash provided by operating activities                      12,273,348         10,648,165
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Additions to property and equipment                                        (11,599,062)        (9,886,303)
Proceeds from disposition of property                                          173,109          3,304,380
Proceeds from sale of investment in Cincinnati Reds                                  -          7,000,000
Increase in other assets                                                       (77,457)          (203,178)
                                                                          ------------       ------------
             Net cash (used in) provided by investing activities           (11,503,410)           214,899
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings                                                    11,000,000          4,000,000
Payment of long-term obligations                                            (4,958,490)       (12,130,160)
Cash dividends paid                                                         (1,318,625)        (1,256,910)
Treasury share transactions                                                 (4,410,147)          (651,381)
Other                                                                          (20,845)                 -
                                                                          ------------       ------------
             Net cash provided by (used in) financing activities               291,893        (10,038,451)
                                                                          ------------       ------------
Net increase in cash and equivalents                                         1,061,831            824,613
Cash and equivalents at beginning of year                                      200,200             84,260
                                                                          ------------       ------------
Cash and equivalents at end of third quarter                              $  1,262,031       $    908,873
                                                                          ============       ============
Supplemental disclosures:
Interest paid                                                             $  1,636,493       $  2,017,628
Income taxes paid                                                            2,582,104          2,343,159
Income tax refunds received                                                     82,318                  -


The accompanying notes are an integral part of these statements

                   Frisch's Restaurants, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business
---------------------------

Frisch's Restaurants, Inc., headquartered in Cincinnati, Ohio, operates and licenses family restaurants, most of which have "drive-thru" service, which use the trade name Frisch's Big Boy, and the Company operates Golden Corral grill buffet restaurants. These operations are located in various regions of Ohio, Kentucky and Indiana. Additionally, the Company operates two high rise hotels with restaurants in metropolitan Cincinnati, which are accounted for as discontinued operations (see note B). Trademarks which the Company has the right to use include "Frisch's," "Big Boy," "Golden Corral," "Clarion Hotel," and "Quality Hotel."

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

Some of the more significant areas requiring the use of estimates include self insurance liabilities, value of intangible assets, net realizable value of property held for sale, and deferred executive compensation.

Cash and Cash Equivalents
-------------------------

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $691,000 were included in accounts payable at May 30, 1999.

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at March 5, 2000 and May 30, 1999.

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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives ranging from 10 to 25 years for buildings or components thereof and 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Interest on borrowings is capitalized during active construction periods of major capital projects. The cost of land not yet in service is included in "construction in progress" if construction has begun or if construction is likely within the next twelve months. The cost of land on which construction is not likely within the next twelve months is included in other assets under the caption "investments in land".

The Company considers a history of cash flow losses in established areas to be its primary indicator of potential impairment pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets' carrying values may not be recoverable from the estimated future cash flows expected to result from the properties' use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets.

During the fourth quarter of fiscal year 1997, the Company closed fifteen Big Boy restaurants in certain markets in which cash flow losses had occurred. Accordingly, a $4,600,000 non-cash pretax impairment charge was recorded to reduce the carrying costs of the properties to net realizable value, as determined by estimates provided by real estate brokers and the Company's past experience in disposing of other unprofitable restaurant properties. Additional non-cash pretax charges of $375,000 and $1,125,000 were recorded respectively, during the fourth quarter of fiscal 1998 and the second quarter of fiscal 1999 to further lower the net realizable values of the remaining properties to be sold. The $1,125,000 charge recorded in the second quarter of 1999 was necessitated when it became apparent that the seven remaining restaurants to then be sold would ultimately have to be disposed of for values significantly below the initial estimates that were used when the restaurants closed. Contracts were accepted at prices lower than originally estimated on four of the properties during the second quarter of fiscal 1999, and expectations were lowered for the remaining three. Three of the four accepted contracts were with a Big Boy franchise operator, a minority shareholder and the president of which is an officer of the Company (see note J ).

Twelve of the fifteen properties closed at the end of fiscal 1997 have been disposed of through March 5, 2000. The sale proceeds were used to repay borrowings under the loan agreement that funded the company's modified "Dutch Auction" self-tender offer (see notes C and F). The remaining three properties are listed for sale with a broker, and are carried at a net realizable value of approximately $1,653,000 on the Company's balance sheet at March 5, 2000 as a component of the long-term asset caption "Property held for sale." Disposition of these properties is expected within the next six to twelve months, the proceeds of which will be used for working capital. Certain surplus land is also currently held for sale and is stated at the lower of cost or market.

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

Opening costs of $1,025,000 for Golden Corral restaurants were expensed as incurred in the forty weeks ended March 5, 2000. Opening costs for Golden Corral were $358,000 during the forty weeks ended March 7, 1999.

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

Investment in Sports Franchise
------------------------------

On September 30, 1998, the Company completed the sale of its 1/15 limited partnership investment in the Cincinnati Reds professional baseball team for $7,000,000 cash (see note I). A final partnership distribution of $101,000 was recorded in earnings during the third quarter of fiscal 1999.

Stock Based Compensation
------------------------

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation." Pro forma disclosures of net income and earnings per share based on options granted and stock issued are reflected in Note F - Capital Stock.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - DISCONTINUED OPERATIONS

In March 2000, the Board of Directors authorized management to develop a plan to divest the Company's hotel operations, consisting of two high rise hotels - the Clarion Riverview Hotel and the Quality Central Hotel. The Company plans to operate the hotels until a buyer is found, which is anticipated to take up to one year. The services of a broker have been engaged for this purpose. Hotel operations are accounted for as a discontinued operation, and accordingly, amounts in the financial statements for all periods shown have been restated to reflect discontinued operations accounting. The investment in the hotels is comprised of the hotels' real property, leasehold improvements, equipment, furnishings and fixtures, and is carried as a current asset under the caption "Hotel assets held for sale - net". The sale proceeds, which are expected to exceed the carrying values, will be used in the short-term to repay debt and ultimately will be reinvested in Big Boy and Golden Corral restaurant expansion. Certain information with respect to discontinued hotel operations is summarized below:

                                                Forty weeks ended                          Twelve weeks ended
                                       March 5, 2000        March 7, 1999          March 5, 2000        March 7, 1999
                                     -----------------    -----------------      -----------------    -----------------
                                                 (in thousands)                       (in thousands)
Total revenue                                  $ 8,951              $ 8,788                $ 2,058              $ 2,343
Cost of sales                        $ 9,033              $ 8,795                $ 2,541              $ 2,574
Administrative and advertising           232                  254                     54                   68
                                     -------              -------                -------              -------
Total costs and expenses                         9,265                9,049                  2,595                2,642
                                               -------              -------                -------              -------
(Loss) before income tax                          (314)                (261)                  (537)                (299)
Income tax benefit                                (107)                 (94)                  (183)                (108)
                                               -------              -------                -------              -------
(Loss) from discontinued operations            $  (207)             $  (167)               $  (354)             $  (191)
                                               =======              =======                =======              =======


NOTE C - LONG-TERM DEBT

                                                 March 5, 2000                  May 30, 1999
                                            ----------------------          ---------------------
                                              Payable      Payable          Payable      Payable
                                              within        after            within       after
                                             one year     one year          one year     one year
                                             --------     --------          --------     --------
                                                                (in thousands)
Revolving credit loan                       $      -    $  17,500           $      -    $  13,500
Term loan                                      1,500        1,950              1,500        3,200
Tender offer                                       -            -                  -        1,780
Golden Corral facility -
  Construction loan                                -        1,000                  -        1,000
  Term loans                                     912        6,790                231        1,769
                                            ---------   ----------          ---------   ---------

                                            $  2,412    $  27,240           $  1,731    $  21,249
                                            =========   ==========          =========   =========

The portion payable after one year matures as follows:

                                                               Mar. 5,         May 30,
                                                                2000             1999
                                                              ---------       ---------
                                                                   (in thousands)

                                Period ending in 2001        $        -       $   3,527
                                                 2002            20,987          16,266
                                                 2003             1,519             485
                                                 2004             1,157             305
                                                 2005             1,243             666
                                   Subsequent to 2005             2,334               -
                                                             ----------       ---------
                                                             $   27,240       $  21,249
                                                             ==========       =========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LONG-TERM DEBT (CONTINUED)

The revolving credit loan is a $20,000,000 unsecured line of credit, $17,500,000 of which is outstanding at March 5, 2000. Unless extended, this credit loan matures on September 1, 2001. Interest rates, currently ranging from 6.76% to 7.06%, are determined by various indices as selected by the Company. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly.

The term loan is also unsecured and is payable in monthly installments of $125,000 through July 31, 2002. Interest is also payable monthly at a rate equal to the prime rate, currently 8.5%, not to exceed 8.5%.

The tender offer loan was arranged in August 1997, under which the Company borrowed $17,144,000 to finance the repurchase of 1,142,966 shares of the Company's common stock (see note F). In October 1999 the Company converted the $1,720,000 outstanding balance of the loan into the $20,000,000 revolving credit loan.

The Golden Corral credit facility is an unsecured draw credit line under which the Company may borrow up to $20,000,000 to construct and open Golden Corral restaurants. No more than $8,000,000 may be advanced for new restaurants under construction (Construction Loan) at any one time. As of March 5, 2000, the Company had cumulatively borrowed $9,000,000, of which $1,000,000 was a Construction Loan and $8,000,000 had been converted to Term Loans. Availability of draws ceases on September 1, 2001. Payments on Construction Loans are on an interest only basis. At the Company's option, interest on prime rate based borrowings are payable monthly, or in the case of LIBOR or CD based adjusted rate borrowings, payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The quarterly CD based rate of 6.96% is currently in effect. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Loan is converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company has the option to fix the interest rate at the lender's then cost of funds plus 150 basis points. Five Term Loans totaling $8,000,000 have fixed interest rates, the weighted average of which is 7.88%, and are being repaid in 84 equal monthly installments of principal and interest aggregating $124,684 through periods expiring in 2007.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at March 5, 2000. Compensating balances are not required by any of these loan agreements.

The Company also has three outstanding letters of credit totaling $1,296,000 in support of its self insurance program.

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

An analysis of the capitalized leased property follows:

                                                        Asset balances at
                                                   ----------------------
                                                     Mar. 5,         May 30,
                                                      2000            1999
                                                   ---------        ------
                                                         (in thousands)
        Restaurant facilities                      $  6,306          $  7,248
        Equipment                                       977               977
                                                   --------          --------
                                                      7,283             8,225
             Less accumulated amortization           (4,721)           (5,125)
                                                   --------          --------
                                                   $  2,562          $  3,100
                                                   ========          ========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LEASED PROPERTY (CONTINUED)

Total rental expense of operating leases for the forty weeks was $1,140,000 at March 5, 2000 and $1,131,000 at March 7, 1999.

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow:

                                                           Capitalized          Operating
                  Period ending March 5,                     leases              leases
                  ----------------------                  -------------      ----------
                                                                    (in thousands)
                  2001                                      $   885             $  1,317
                  2002                                          828                1,198
                  2003                                          808                1,064
                  2004                                          808                  810
                  2005                                          768                  642
                  2006 to 2020                                3,847                2,130
                                                            -------             --------
                      Total                                   7,944             $  7,161
                                                                                ========
                  Amount representing interest               (2,978)
                                                            -------
                  Present value of obligations                4,966
                  Portion due within one year                  (369)
                                                            -------

                  Long-term obligations                     $ 4,597
                                                            =======

NOTE E - INCOME TAXES

The provision for income taxes in all periods has been computed based on management's estimate of the tax rate for the entire fiscal year.

NOTE F - CAPITAL STOCK

Stock Options
-------------

The 1993 Stock Option Plan authorizes the grant of stock options for up to 562,432 shares of the common stock of the Company for a ten-year period beginning May 9, 1994. Shares may be optioned to employees at not less than 75% of fair market value on the date granted. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998 which provides for automatic, annual stock option grants of 1,000 shares to each of the Company's non-employee directors. The per share exercise price for options granted to non-employee directors must equal 100% of fair market value on the date of grant. The Amended Plan adds a Company right to repurchase shares acquired on exercise of options if an optionee chooses to dispose of such shares. Stock appreciation rights are not provided for under the Amended Plan. Outstanding options under the 1993 Plan have been granted at fair market value and expire 10 years from the date of grant. Outstanding options to employees vest in three equal annual installments, while outstanding options to non-employee directors vest after one year.

The 1984 Stock Option Plan expired May 8, 1994. As of March 5, 2000, 28,488 options remain outstanding, which are exercisable within 10 years from the date of grant, expiring during periods to 2003. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends in accordance with the anti-dilution provisions of the Plan.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK (CONTINUED)

Transactions involving both the 1993 and the 1984 Plans are summarized below:

                                               Forty weeks ended                          Forty weeks ended
                                                 March 5, 2000                              March 7, 1999
                                        ------------------------------              ----------------------------
                                         No. of            Option                    No. of            Option
                                         Shares             Price                    Shares             Price
                                         ------             -----                    ------             -----
Outstanding  at beginning of year         169,163    $8.31 to $20.83                  134,413   $12.38 to $20.83
Exercisable at beginning of year          108,580    $12.38 to $20.83                  96,913   $14.38 to $20.83
Granted during the forty weeks             27,750    $10.06 to $10.25                  35,500   $8.31 to $11.25
Exercised during the forty weeks                0                                           0
Expired during the forty weeks             68,425    $20.83                                 0
Forfeited during the forty weeks            1,000    $8.31                              2,250   $11.25 to $12.38
Outstanding  at end of quarter            127,488    $8.31 to $17.05                  167,663   $8.31 to $20.83
Exercisable at end of quarter              59,404    $8.31 to $17.05                   96,913   $14.38 to $20.83

Using the fair value on the grant date under the methodology prescribed by SFAS 123, the respective pro forma effect on net income for options granted in fiscal 1999 and 1998 amounted to charges of approximately $16,000 and $1,400, with no effect on basic and diluted net earnings per share. These estimates were determined using the modified Black Scholes option pricing model with the following weighted average assumptions:

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

Pro forma disclosures of net income and basic and diluted net earnings per share for the forty weeks ended March 7, 2000 and March 5, 1999 were similarly not materially different from reported results.

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

Modified "Dutch Auction" Self-Tender Offer
------------------------------------------

In August 1997 the Company repurchased 1,142,966 shares of its common stock at $15.00 per share, a total cost of approximately $17,690,000. The transaction had the immediate effect of reducing the number of common shares outstanding from 7,148,334 to 6,005,368.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK (CONTINUED)

Stock Repurchase Program
------------------------

On October 5, 1998, the Board of Directors approved a program to repurchase up to 500,000 shares of the Company's common stock on the open market. Purchases are being made from time to time within a two-year time frame. On December 8, 1999, the Board of Directors authorized an additional repurchase of up to 200,000 shares. During the forty weeks ended March 5, 2000, the Company repurchased 441,458 shares at a cost of $4,441,000, bringing total repurchases since the inception of the program to 546,256 shares at a cost of $5,505,000.

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

Basic earnings per share is based on the weighted average number of outstanding common shares during the period. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise of dilutive stock options.

                                           Weighted Average
                                      Common Shares Outstanding            Stock                   Total
                                         (used for Basic EPS)           Equivalents       (used for Diluted EPS)
                                         --------------------           -----------       ----------------------

Quarter ending March 5, 2000                5,495,070                        754                 5,495,824
Year-to-date March 5, 2000                  5,731,333                      1,132                 5,732,465

Quarter ending March 7, 1999                5,943,311                      1,581                 5,944,892
Year-to-date ending March 7, 1999           5,980,150                        822                 5,980,972

NOTE G - PENSION PLANS

Effective June 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revised employers' disclosures about pensions and other post retirement benefit plans. As required, disclosures for 1998 have been restated for comparative purposes.

The changes in the Company's benefit obligation are computed as follows for the years ended May 30, 1999 and May 31, 1998 (latest available data):

                                                                        (in thousands)
                                                                    1999              1998
                                                                    ----              ----
Projected benefit obligation at beginning of year                 $ 14,765          $ 13,792
Service cost                                                         1,264             1,209
Interest cost                                                        1,018             1,013
Actual (gain) loss                                                    (289)              203
Benefits paid                                                         (990)           (1,452)
                                                                  --------          --------
Projected benefit obligation at end of year                       $ 15,768          $ 14,765
                                                                  ========          ========
The changes in the Plans' assets are computed as follows:

                                                                    1999              1998
                                                                    ----              ----
Fair value of plan assets at beginning of year                    $ 23,189          $ 19,782
Actual return on plan assets                                         1,317             4,449
Employer contribution                                                  402               410
Benefits paid                                                       (1,182)           (1,452)
                                                                  --------          --------
Fair value of plan assets at end of year                          $ 23,726          $ 23,189
                                                                  ========          ========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - PENSION PLANS (CONTINUED)

The following table sets forth the Plans' funded status and amounts recognized on the Company's balance sheet at May 30, 1999 and May 31, 1998 (latest available data):

                                                                                 (in thousands)
                                                                             1999              1998
                                                                            -------           -------
Funded Status                                                             $ 7,958           $ 8,424
Unrecognized net actuarial (gain) loss                                     (6,865)           (7,761)
Unrecognized prior service cost                                               599               669
Unrecognized net transition (asset)                                          (711)             (948)
                                                                          -------           -------
Prepaid benefit cost                                                      $   981           $   384
                                                                          =======           =======

The weighted - average actuarial assumptions used were:

                                                                             1999              1998
                                                                            -------           -------
Weighted average discount rate                                               7.25%             7.25%
Weighted average rate of compensation increase                               5.50%             5.50%
Weighted average expected long-term rate of return on plan assets            8.50%             8.50%

Net periodic pension cost (benefit) for the forty weeks ended March 5, 2000 and March 7, 1999 was $36,000 and $(78,000) respectively.

NOTE H - SEGMENT INFORMATION

On June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 established standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. An operating segment is defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company has historically had food service and lodging operations. In March 2000, the Board of Directors authorized management to develop plans to divest the lodging segment (see note B).

NOTE I - EXTRAORDINARY ITEM

On September 30, 1998, the Company completed an unusual and infrequent transaction when it sold its 1/15 limited partnership interest in the Cincinnati Reds professional baseball team for $7,000,000 cash. The net gain of $3,712,000 resulted in basic and diluted net earnings per share of $.62. The investment, originally made in June 1985, had been carried at cost and was the Company's only passive non-operating asset. Prior to 1985, the Company had not owned any other such assets, and it is extremely unlikely that another investment of this nature will be made in the future.

NOTE J - RELATED PARTY TRANSACTIONS

During the forty weeks ended March 5, 2000 and March 7, 1999, a Big Boy franchised restaurant owned by an officer and director of the Company and two Big Boy franchised restaurants owned by children and other family members of an officer and directors of the Company paid the Company franchise and advertising fees, employee leasing and other fees, and made purchases from the Company's commissary.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J - RELATED PARTY TRANSACTIONS (CONTINUED)

During the fiscal year ended May 30, 1999, three of the unprofitable Big Boy restaurants closed at the end of 1997 were sold and franchised to a Big Boy franchise operator, a minority shareholder and the president of which is an officer of the Company. Another of the unprofitable Big Boy restaurants that closed in 1997 is currently leased and franchised to this Big Boy franchise operator. In addition, this Big Boy franchise operator has acquired two other Big Boy franchised restaurants from other franchisees of the Company. During the forty weeks ended March 5, 2000 and March 7, 1999, certain of these restaurants paid the Company rent, franchise and advertising fees and other fees and made purchases from the Company's commissary.

These transactions were effected on substantially similar terms as transactions with persons having no relationship with the Company.

NOTE K - COMPANY REPRESENTATIONS

The financial information is unaudited, but in the opinion of management includes all adjustments (all of which were normal and recurring with the exception of last year's second quarter $1,125,000 pretax impairment of assets charge) necessary for a fair presentation of results of operations for such periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Overview
--------

In March 2000, the Board of Directors authorized management to develop a plan to divest the Company's hotel operations. Proceeds from the sale are expected to result in a gain on disposal sufficient to cover any operating losses that may be incurred during the phase-out period. The Company's net income for the twelve and forty weeks ended March 5, 2000 included hotel losses of $354,000 or ($.06) per share and $207,000 or ($.03) per share, respectively, and the twelve and forty weeks ended March 7, 1999 included hotel losses of $191,000 or ($.03) per share and $167,000 or ($.03) per share, respectively. Comparisons in the discussion of results of operations have been adjusted to exclude the hotel loss summary information in the below table, which has been accounted for as discontinued operations:

                                               Forty weeks ended                          Twelve weeks ended
                                      March 5, 2000        March 7, 1999         March 5, 2000         March 7, 1999
                                    -----------------    -----------------     -----------------     -----------------
                                                (in thousands)                     (in thousands)
Total revenue                                 $ 8,951              $ 8,788               $ 2,058               $ 2,343
Cost of sales                       $ 9,033              $ 8,795               $ 2,541               $ 2,574
Administrative and advertising          232                  254                    54                    68
                                    -------              -------               -------               -------
Total costs and expenses                        9,265                9,049                 2,595                 2,642
                                              -------              -------               -------               -------
(Loss) before income tax                         (314)                (261)                 (537)                 (299)
Income tax benefit                               (107)                 (94)                 (183)                 (108)
                                              -------              -------               -------               -------
(Loss) from discontinued operations           $  (207)             $  (167)              $  (354)              $  (191)
                                              =======              =======               =======               =======


For continuing operations, total revenue for the twelve-week third quarter ended March 5, 2000 was $37,513,000, an increase of $4,342,000 or 13.1 percent from the comparable period last year. Earnings from continuing operations for the quarter were $1,208,000, or $.22 per share, compared to $1,159,000 or $.19 per share last year.

For the forty weeks ended March 5, 2000, revenue from continuing operations increased 12.1 percent to $126,058,000 from $112,420,000 a year ago. Earnings from continuing operations were $4,261,000 or $.74 per share versus $3,254,000 or $.55 per share last year, which included a pretax impairment of assets charge of $1,125,000 ($720,000 net of taxes, or $.12 per share) to lower the carrying value of certain property held for sale.

An extraordinary gain of $3,712,000 or $.62 per share was also recorded last year from the sale of the company's limited partnership interest in the Cincinnati Reds major league baseball team.

Results of Operations
---------------------

Same store sales in Big Boy restaurants improved by over 4 percent during the first three quarters, including more than a 4 percent gain for the twelve-week period ending March 5, 2000, marking the tenth consecutive quarter that Big Boy same store sales gains have been achieved. Improved dining room sales increases complemented the continuing strong sales from carryout and drive-thru trade. Menu prices were increased approximately 2 percent in last year's first quarter, 2 percent in last year's third quarter, approximately 1.5 percent at the end of this year's first quarter and just under 2 percent near the end of this year's third quarter. No Big Boy restaurants have been opened or closed during the last twelve months as management has continued to focus on building same store sales and margins in the 88 existing Big Boy restaurants operated by the Company.

Sales volume of Golden Corral restaurants accounted for approximately two-thirds of the total 12.1 percent increase in consolidated revenue during the first three quarters, continuing to exceed initial expectations. Menu prices have not been increased. Only one Golden Corral restaurant was in operation for the entire three-quarter period, while two more were opened during the first quarter, a fourth one opened near the end of the second quarter and a fifth one opened in the third quarter, during January 2000. The Company plans to build 20 more Golden Corrals through 2005. The next one is scheduled to open during the summer of 2000.

Cost of sales increased $13,684,000 or 14.1 percent during this year's first three quarters, roughly proportionate to the 12.1 percent revenue increase. An analysis of the components of cost of sales follows.

As a percentage of Big Boy sales, food and paper costs in Big Boy restaurants were equal for the forty week period for both this year and last year. Increased sales of carryout and drive-thru meals, which usually have lower food cost than typical dining room meals, continue to result in food cost reductions. However, this decrease has been offset by higher prices paid for pork, beef and fish. On a consolidated basis, food and paper costs increased as a percentage of revenue during the first three quarters of the year, reflecting the impact of food cost in Golden Corral restaurants, which as a percentage of sales, is much higher than in Big Boy restaurants.

Favorable claims experience in the Company's self-insurance programs resulted in significant credits to payroll and related expenses in the first quarters of both fiscal years. Without these adjustments, payroll and related expenses would have been 34.7 and 34.5 percent of revenue in each of the forty week periods of fiscal years 2000 and 1999. Higher pay rates and the allowance of a small increase in the number of hours worked combined to drive payroll costs higher. However, two factors kept the payroll percentage from rising more dramatically. First, the costs of certain employee benefits are fixed and do not rise with higher levels of pay or higher sales levels. Second, the payroll and related expenses percentage for Golden Corral restaurants is slightly lower than for Big Boy restaurants. It has become increasingly likely that the federal minimum wage will soon be increased by a dollar per hour to be phased in over a two to three year period. Based on current labor conditions, such an increase would not be expected to have an immediate material effect on the Company's payroll costs, especially if the final legislation does not change the cash wage for tipped employees.

Other operating expenses increased to 21 percent of revenue during this year's first three quarters from 20.7 percent last year. As these expenses tend to be more fixed in nature, the sales increase would normally cause these costs to be a lower percentage of revenue. However, opening costs of approximately $1,025,000, for the Company's Golden Corral restaurants, compared with $358,000 last year, caused the percentage in this year's first three quarters to increase over the comparable period a year ago. These opening costs, including $225,000 this year and $103,000 last year for Golden Corral restaurants not yet in operation, resulted in the Golden Corrals having a negative impact on the Company's earnings during the first three quarters of both years. Excluding all opening expenses, pretax earnings for Golden Corral through the three quarter period would be in excess of $500,000 this year compared with approximately $60,000 in last year's comparable period, which included only six weeks of results for the first restaurant that opened in January 1999.

Administrative and advertising expense during the first three quarters of fiscal 2000 decreased $72,000 or 1 percent lower than the first three quarters of fiscal 1999. The decrease is principally due to costs incurred last year in connection with rolling out the point-of-sale systems in Big Boy restaurants, offset by higher advertising costs that are commensurate with the sales increases.

Results for the first three quarters of last year were adversely affected by a $1,125,000 impairment of assets charge in the second quarter to lower the carrying value of certain property held for sale (see note A to the consolidated financial statements).

Interest expense during the three quarters ended March 5, 2000, decreased $220,000 or 11.1 percent lower than the comparable period a year ago. Interest attributable to the tender offer loan (see notes C and F to the consolidated financial statements) was $38,000 during this year's first three quarters, compared with $430,000 during last year's comparable period. In October 1999, the outstanding balance of $1,779,000 on the tender offer loan was refinanced into the Company's revolving line of credit. Borrowing in fiscal 2000 to construct Golden Corral restaurants and to finance repurchases of the Company's common stock has tempered the year to date savings from the reduction in tender offer interest, and has resulted in increased interest costs for the twelve week third quarter over the comparable period last year. Continued borrowing for Golden Corral restaurants may be necessary during the next three fiscal years.

Provision for income tax expense as a percentage of pre-tax earnings was 34 percent in the first three quarters of fiscal 2000. Last year's 36 percent tax rate reflected higher state income taxes associated with the extraordinary gain from the sale of the Company's limited partner interest in the Cincinnati Reds major league baseball team.

Liquidity and Capital Resources
-------------------------------

The Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry. The deficit is often substantial, but management believes it does not hinder the Company's ability to satisfactorily retire its obligations when due, as substantially all the Company's retail sales are cash or credit card sales, and the Company's revolving credit lines are readily available when needed. A positive working capital position has been established as of March 5, 2000, reflecting the classification of the assets of the Company's discontinued hotel operations as current assets, in anticipation of their sale.

Cash provided by operating activities through the third quarter of fiscal 2000 was $12,273,000, an increase of $1,625,000 over last year's three quarters. These funds, generated principally from net income and depreciation and supplemented by external borrowing, were utilized for discretionary capital projects (principally Golden Corral expansion), dividends, repurchases of the Company's common stock, and to service debt.

Investing activities through the third quarter of fiscal 2000 included $11,599,000 in capital costs, an increase of $1,713,000 from last year's first three quarters. This year's capital spending included $8,457,000 for Golden Corral, $835,000 to remodel Big Boy restaurants, $555,000 for improvements to the hotel properties, and $1,752,000 in routine equipment replacements and other capital outlays. Proceeds from property sales were $173,000. The Company expects to receive at least $14,000,000, net of expenses, from the sale of its hotel properties. These funds will be used in the short term to repay debt and ultimately will be reinvested in Big Boy and Golden Corral restaurant expansion.

Financing activities through the third quarter of fiscal 2000 included $6,000,000 of new debt borrowed against the Golden Corral credit facility. In addition, $5,000,000 of new debt was borrowed on the $20,000,000 revolving line of credit, of which $1,779,000 was used to retire the tender offer loan, and $1,000,000 was repaid during the third quarter. Scheduled long-term debt payments of $2,180,000 were made. Regular quarterly cash dividends to shareholders totaling $1,320,000 were also paid during the three quarters ended March 5, 2000. In addition, on March 14, 2000, the Board of Directors declared the Company's 157th consecutive quarterly dividend, payable April 10, 2000, approximating $435,000. In early December 1999, the Board of Directors authorized an additional repurchase of up to 200,000 shares of the Company's common stock. This approval supplemented the Board's authorization in October 1998 to purchase up to 500,000 shares. Purchases are being made from time to time on the open market or through block trades during a two-year time frame that expires October 5, 2000. During the three quarters ended March 5, 2000 the Company repurchased 441,458 shares at a cost of $4,441,000, bringing the total repurchases since the inception of the program to 546,256 shares at a cost of $5,505,000.

The Company expects funds from operations to be sufficient to cover near term capital spending on Big Boy facilities, scheduled debt service, stock repurchases and regular quarterly cash dividends. If needed, the Company's revolving credit loan is available to meet additional borrowing requirements. The Company has suspended previous plans to build four new Big Boy restaurants in calendar year 2000, while the design of the new building prototype is reworked. Costs to remodel six Big Boy restaurants scheduled over the remainder of fiscal 2000 are expected to be approximately $350,000. There are only minor capital spending plans on the discontinued hotel properties, which are necessary to comply with license agreements with Choice Hotels International.

The terms of the Company's development agreement with Golden Corral Franchising Systems, Inc. call for the Company to open 25 Golden Corral restaurants through 2005. Five restaurants are currently operating. In addition, current plans call for four more Golden Corrals to be open by February 2001, the next of which is scheduled to open during the summer of 2000. Costs are being funded through cash flow and a credit facility under which the Company may borrow up to $20,000,000 through September 1, 2001, of which $11,000,000 remains currently available. On average, the approximate cost to build and equip each Golden Corral restaurant is $2,500,000, including land.

Year 2000 Impact
----------------

The Company successfully completed its plan to insure that its information systems are fully Year 2000 compliant, as no significant problems were encountered during the rollover from 1999 to 2000. The Company utilized internal resources to convert and test its custom written headquarters software without material incremental cost. Point-of-sale systems required upgrade, the cost of which had no material adverse effect on the Company's financial position, results of operations or cash flows. Certain other systems that have embedded chip technology did not affect the Company's operations. The Company's plan also addressed the readiness of mission critical third party suppliers and service providers. The Company did not experience any significant interruption of food or other product delivery resulting from third-party non-compliance. All of the Company's information systems have continued to operate properly through the first calendar quarter of 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------------------------------------------------------------------

The Company has market risk exposure to interest rate changes primarily relating to the $20,000,000 revolving credit loan, the outstanding balance of which was $17,500,000 as of March 5, 2000. Interest rates are determined by various indices for periods of one, two or three months as selected by the Company. The indices include the London Interbank Offered Rate (LIBOR) and the average rate being offered by top quality banks in the national secondary market for certificates of deposit (CD), plus the then applicable LIBOR/CD spread as periodically adjusted, ranging from a minimum of 87.5 basis points to a maximum of 150 basis points. Any portion of the note with respect to which a LIBOR or CD based rate is not in effect bears interest equal to the prime rate. The Company does not use derivative financial instruments to manage its exposure to changes in interest rates.

Food supplies for Big Boy restaurants are generally plentiful and may be obtained from any number of suppliers. Quality and price are the principal determinants of source. Centralized purchasing and food preparation through the Company's commissary ensures uniform product quality and safety, timeliness of distribution to restaurants and results in lower food and supply costs. Certain commodities, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. The Company does not use financial instruments as a hedge against changes in commodity pricing.

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

                   On March 20, 2000 under Item 5, to report that on March 14, 2000 the Company's Board of Directors, authorized management to develop a plan to divest the Company's hotel operations. Financial statements were not required to be filed.




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


                                             FRISCH'S RESTAURANTS, INC.
                                             --------------------------
                                                     (Registrant)


DATE  April 4, 2000
    ------------------


                                         BY     /s/ Donald H. Walker
                                           -------------------------------------
                                                  Donald H. Walker
                                       Vice President - Finance, Treasurer and
                                     Principal Financial and Accounting Officer