Form 10-K405
period 2000-05-28
FRISCHS RESTAURANTS INC
filed 2000-08-25
CIK 39047

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              -------------------

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 28, 2000

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-7323

                              -------------------

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

   INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [X].

   AS OF AUGUST 10, 2000, 5,191,214 COMMON SHARES WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON SHARES (BASED UPON THE AUGUST 10, 2000 CLOSING PRICE OF THESE SHARES ON THE AMERICAN STOCK EXCHANGE) OF FRISCH'S RESTAURANTS, INC. HELD BY NONAFFILIATES WAS APPROXIMATELY $36.5 MILLION.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER MAY 28, 2000 ARE INCORPORATED BY REFERENCE INTO PART III.

                                     PART I
                                     ------
                               (Items 1 through 4)
                               -------------------

Item 1. - Business

-------   --------

Frisch's Restaurants, Inc. (together with its wholly owned subsidiaries, the "Company") is an Ohio Corporation that was incorporated in 1947. The Company is headquartered in Cincinnati, Ohio and its stock has been publicly traded since 1960.

The Company's operations include two (2) concepts within the mid-scale family sector of the restaurant industry. As of May 28, 2000, the Company operated eighty-eight (88) family restaurants using the "Big Boy" trade name and five (5) "Golden Corral" grill-buffet style family restaurants. Additionally, the Company had sub-licensed thirty-seven (37) "Big Boy" restaurants to other operators. All of these restaurants are located in various markets of Ohio, Kentucky and Indiana. Both the "Big Boy" and "Golden Corral" concepts are considered reportable operating segments for purposes of compliance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Financial information by operating segment as of and for the three fiscal years in the period ended May 28, 2000 appears in
Note I - Segment Information - to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. Prior to 1996, the Company also operated "Hardee's" restaurants pursuant to a license from Hardee's Food Systems, Inc. of Rocky Mount, North Carolina.

The Company also has operations in the lodging business. In March 2000, the Company's Board of Directors authorized management to divest lodging operations, which consist of two (2) high-rise hotels located in the greater Cincinnati area that are licensed through Choice Hotels International of Silver Spring, Maryland. One of the hotels uses the trade name "Quality Hotel"; the other uses the upscale "Clarion Hotel" brand. Prior to July 1999, the "Clarion" was also a "Quality Hotel". Extensive renovations from 1995 through 1999 qualified it for the change to "Clarion". The Company plans to operate both hotels until buyers are found, which is expected to take up to one year from the date of the decision by the Board of Directors.

"BIG BOY" RESTAURANTS

Big Boy restaurants are full service family restaurants offering quick, efficient service, which the Company operates under the name "Frisch's". Most of the restaurants also have "drive-thru" service to support and enhance non-dining room carryout trade. The restaurants are open seven (7) days a week, typically from 7:00 a.m. to 11:00 p. m. with extended weekend evening hours. Menus are generally standardized with a wide variety of items at moderate prices, featuring well-known signature items such as the original "Big Boy" double-deck hamburger sandwich, freshly made onion rings and hot fudge cake. Menu selections also include many other sandwiches, pasta, roast beef, chicken and seafood dinners, desserts and other items. In addition, a full breakfast menu is offered, and most of the restaurants contain breakfast bars, and soup and salad bars. Drive-thru and carryout menus emphasize combo meals that consist of a popular sandwich packaged with french fries and a beverage and sold at a lower price than if purchased separately. Although customers have not shown any significant preference for highly nutritional, low fat foods, such items are available on the menu and salad bars.

Operations in the Big Boy operating segment are vertically integrated and include the manufacture and distribution of food products and supplies to the Company's Big Boy restaurants and to certain Big Boy sub-licensees for resale to the general public. Franchise fees are charged to sub-licensees for use of trademarks and trade names and sub-licensees are required to make contributions to the Company's general advertising account. These fees and contributions are calculated principally on percentages of sales.

The Company has the right to use, and sub-license others to use, the registered trademark and trade name "Big Boy" pursuant to a license agreement with Elias Brothers Restaurants, Inc. of Warren, Michigan. Under this agreement, the Company has been granted the exclusive right to use, and sub-license others to use, the "Big Boy" trademark in the states of Ohio, Kentucky, Indiana, Florida, Oklahoma, Texas, parts of Kansas, the unfranchised areas of Tennessee and, under certain circumstances, in prescribed areas of certain states adjacent to Tennessee. The agreement provides for unlimited renewal rights and has no provision for license fees. System-wide Big Boy restaurant sales, which include sales made by restaurants sub-licensed to others, were approximately $187 million in fiscal 2000, $178 million in fiscal 1999 and $172 million in fiscal 1998.

The Company is currently in the process of redesigning its Big Boy restaurant building concept, a strategic move to strengthen the Company's position in the ever-changing market place. The redesign focuses on the shifts in customer expectations to differentiate the Big Boy concept from that of its competitors. Consumer research was used to identify the strengths of the existing concept, which became the cornerstone for the next generation of Frisch's Big Boy restaurant buildings. New architecture will signal to the customers that something new and exciting has taken place in the dining room. Construction using the new prototype is currently scheduled to begin in Autumn 2000.

The Big Boy marketing strategy in place since Spring 1999 continues to emphasize the use of radio and cable TV to reach more consumers more cost effectively than commercials on network television had previously done.

In 1997, the Company completed a restructuring of its Big Boy operations by closing fifteen (15) unprofitable restaurants, including all restaurants in the Indianapolis, Indiana area. Four of the closed restaurants were sold in 1999 to a Big Boy franchise operator, providing new revenue streams for the Company. The last new Big Boy restaurant to open was in 1997. This has allowed management to focus principally on building same store sales and margins in the eighty-eight
(88) existing restaurants. The following tabulation sets forth Big Boy restaurant openings and closings for restaurants both operated by the Company and sub-licensed to others for the five years ended May 28, 2000:


                                                                             Year ended

                                                     6/2/96        6/1/97        5/31/98       5/30/99      5/28/00
                                                    --------      --------       -------       -------      -------

Big Boy Restaurants Operated by the Company

-------------------------------------------

Opened                                                    4             3             -             -            -
Replaced by new buildings                                (1)           (2)            -             -            -
Closed                                                   (3)          (16)            -             -            -
                                                    --------      --------       -------       -------      -------

Total Operated Big Boy Restaurants                      103            88            88            88           88

Big Boy Restaurants Sub-Licensed to Others

------------------------------------------

Opened                                                    -             2             -             3            1
Closed                                                  (12)           (5)           (5)            -           (1)
                                                    --------      --------       ------        ------          ---

Total Sub-Licensed Big Boy Restaurants                   42            39            34            37           37

The sub-license agreements with sub-licensees are not uniform, but most of the licenses for individual restaurants are covered by agreements containing the following provisions:

1. The Licensor grants to the Licensee the right to use the name "Frisch" and/or "Frisch's" and related trademarks and names in connection with the operation of a food and restaurant business, in return for which the Licensee pays a license fee equal to three and three-quarters percent (3 3/4%) of its gross sales. In addition, an initial fee of $30,000 is generally required.

2. The Licensor provides local and regional advertising through publications, radio, television, etc., in return for which the Licensee pays an amount equal to two and one-half percent (21/2%) of its gross sales.

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

Total franchise and other service fees earned by the Company from sub-licensees in fiscal 2000 were substantially less than 1% of consolidated revenue. In addition, four (4) of the Big Boy restaurants sub-licensed to others (11%) also purchase accounting and payroll services from the Company.

To service its owned Big Boy restaurants and certain of the Big Boy restaurants sub-licensed to others, the Company operates a commissary at Cincinnati, Ohio, where it prepares foods, and stocks foods and beverages, forms, paper products and other supplies. Some companies in the restaurant industry operate commissaries, while others purchase from outside sources. Raw materials, principally consisting of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. The Company believes that centralized purchasing and food preparation through the commissary operation ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs.

Revenue from the sale of commissary products to Big Boy restaurants sub-licensed to others were 3.7% of consolidated revenue in fiscal 2000, as only eighteen
(18) of the Big Boy restaurants sub-licensed to others (49%) currently purchase items from the commissary. Big Boy restaurants sub-licensed to other operators in northern Indiana and northwestern Ohio do not buy food and supplies from the commissary. The commissary does not supply the Company's Golden Corral restaurants.

"GOLDEN CORRAL" RESTAURANTS

In 1998 the Company entered into an area development agreement with Golden Corral Franchising Systems, Inc. of Raleigh, North Carolina ("Franchisor"), under which development rights were granted to the Company to establish and operate twenty-five (25) Golden Corral restaurants in certain markets in Ohio, Kentucky and Indiana, principally the greater metropolitan areas of Cincinnati and Dayton, Ohio and Louisville, Kentucky. The development schedule calls for the restaurants to be opened over a seven-year period. The Company opened its first Golden Corral restaurant in 1999. Five (5) Golden Corral restaurants were operating as of May 28,2000 with four (4) more to be open by February 2001. On average, the approximate cost to build and equip each Golden Corral restaurant is $2,500,000, including land. The Company is in compliance with the development schedule as required by its agreement with the Franchisor. The Company does not have the right to sub-license others to use the Golden Corral system or proprietary marks. In July 2000, the Company entered into a second area development agreement with the Franchisor, which grants development rights to the Company to establish and operate fifteen (15) additional Golden Corral restaurants in certain defined markets in the Cleveland and Toledo, Ohio Designated Market Areas. The development schedule calls for two (2) restaurants to be open by December 31, 2001, with all fifteen (15) restaurants to be open and in operation by December 31, 2007.

Golden Corral is a grill-buffet style family restaurant concept featuring grilled to order steaks and a wide variety of buffet items including seafood, chicken, other buffet foods, salad bars, in-store display bakery and beverage items. The restaurants have distinctive exteriors and interior designs and trade dress, and are open seven (7) days a week for lunch and dinner, providing prompt, courteous service in a clean and wholesome family atmosphere. Typical operating hours are 11:00 a.m. to 10:00 p.m. Additionally, the restaurants open earlier on weekends to provide a breakfast buffet. The Company has sole discretion as to the prices charged to its customers.

The Company may only sell such products, food, beverages and other menu items that meet the Franchisor's standards of quality and quantity, as expressly approved and have been prepared in accordance with the Franchisor's specifications. The Company currently purchases substantially all such menu items from the same vendor that the Franchisor uses for its operations. Deliveries are made two to three times per week. Other vendors are available to provide products meeting the Franchisor's specifications should the Company wish or need to make a change.

Under the terms of the area development agreement, each Golden Corral restaurant operated by the Company is governed by an individual franchise agreement. The term of each franchise granted is for fifteen (15) years from the date the restaurant opens for business. Renewal privileges include two (2) additional consecutive five (5) year terms provided that the terms are the same as the then-current form of renewal required by the Franchisor.

In consideration of the granting of each individual franchise agreement, an initial franchise fee of $40,000 is required. Additionally, a royalty fee is required in an amount equal to four percent (4%) of the restaurant's gross sales, and the Company is required to expend or contribute on advertising an amount not less than two percent (2%) of its gross sales up to a maximum of six percent (6%) of its gross sales.

Other Developments

------------------

Each of the Company's restaurants is managed through standardized operating and control systems. To enhance these controls, the installation of a point-of-sale
(POS) system was completed in all Big Boy restaurants in February 1999. The system has eliminated many cumbersome tasks such as manual order entry and the errors associated with it. It has provided cost savings and administrative advantages allowing management to instantly accumulate and utilize data for more effective decision making, while allowing managers to spend more time in the dining room focusing on customer needs. The total investment exceeded $4.8 million.

At the beginning of fiscal 1999, the Company initiated a new incentive-based compensation program for Big Boy restaurant managers. It replaced a bonus program that was paid on the basis of increases in sales and profit over the previous year, which sometimes had the adverse effect of penalizing better managers. The new program ties restaurant managers' compensation more directly to the cash flow of their restaurant, allowing bonus to be earned on a more consistent basis. In addition, the maximum amount that managers can earn was also increased to well above the average for competing concepts. As had been expected, a reduction in executive store management turnover was achieved. The Company believes the program has helped to build a strong management team that has focused on building same store sales and margins.

The Company has comprehensive recruiting and training programs designed to maintain the food and service quality necessary to achieve its goals for operating results. The Company considers its investment in its people to be a strategic advantage. The Company maintains a management recruiting staff at its headquarters. Corporate training centers are operated in Cincinnati, Ohio and Covington, Kentucky for the purpose of conducting training programs for new managers. The training includes both classroom instruction and on-the-job training. For hourly employees, innovative software products were introduced in 1998 and 1999 such as the STAR employee selection program which helps lower turnover rates by ensuring a proper hiring selection; the GROW interactive employee training system; and CREWS, a telephone processed program that provides information to restaurant managers on employee job satisfaction. Additionally, all of the Company's training videos and quizzes were converted to CD ROM formats in 1998. Updates of these videos along with information on new products and training procedures are downloaded to each restaurant through the POS system. Information of test results is uploaded to the PC's of operations supervision and the human resources department.

Trademarks and Service Marks

----------------------------

The Company has registered certain trade names and service marks on the Principal Register of the United States Patent and Trademark office, including "Frisch's", "Brawny Lad" and "Buddie Boy". These registrations are considered important to the Company's Big Boy operations, especially the trade name "Frisch's". The duration of each registration varies. The Company intends to renew all of its trade names and service marks when each comes up for renewal. The "Big Boy" trade name and service marks are registered trademarks of Elias Brothers, Inc. The "Golden Corral" trade name and service marks are registered trademarks of Golden Corral Corporation. The "Quality Hotel" and "Clarion Hotel" trade names and service marks are registered trademarks of Choice Hotels International. The Company is not aware of any infringements on its registered trade names and service marks, nor is the Company aware of any infringement on any of its territorial rights to use the proprietary marks licensed to the Company.

Seasonality

-----------

The Company's business is moderately seasonal, with the third quarter of the fiscal year (December through February) normally accounting for a smaller share of annual revenues. Additionally, severe winter weather can have a marked negative impact upon revenue during the third quarter. Occupancy and other fixed operating costs have a greater negative impact on operating results during any quarter that may experience lower sales.

Working Capital

---------------

The Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry. The deficit is often substantial, but management believes that such position does not hinder the Company's ability to satisfactorily retire its obligations when due, as substantially all the Company's retail sales are cash or credit card sales, and the Company's revolving credit lines are readily available when needed. A positive working capital position had been established as of May 28, 2000, reflecting the classification of the assets of the Company's discontinued hotel operations as current assets, in anticipation of their sale.

Customers, Backlog and Government Contracts

-------------------------------------------

Since most of the Company's revenue is derived from food sales to the general public, there is not any material dependence upon a single customer or any group of a few customers. No backlog of orders exists and no material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Competition

-----------

The restaurant business is highly competitive and many of the Company's competitors are substantially larger and possess greater financial resources than does the Company. The Company has numerous competitors, including national chains, regional and local chains, as well as independent operators, none of which, in the opinion of the Company, is dominant in the mid-scale family sector of the restaurant industry. Competition continues to increase from supermarkets and other non-traditional competitors, as home meal replacement continues to grow in popularity. The principal methods of competition in the restaurant industry are brand name recognition and advertising, menu selection and prices, food quality and customer perception of value, speed and quality of service, cleanliness and fresh, attractive facilities in convenient locations. Proper staffing levels and employee training have also become competitive factors in recent years. In addition to competition for customers, sharp competition exists for qualified restaurant managers and for hourly restaurant workers, and for quality sites on which to build new restaurants.

Research and Development

------------------------

The Company's corporate staff includes a manager of research and development for its Big Boy restaurants whose responsibilities entail development of new menu selections and enhancing existing products. While these activities are important to the Company, these expenditures have not been and are not expected to be material to the Company's results.

Government Regulation

---------------------

The Company is subject to licensing and regulation by various federal, state and local agencies, including vendors' licenses, health, sanitation, safety, hiring and employment practices. All operations are believed to be in material compliance with all applicable laws and regulations. The Company's restaurants are constructed to meet local and state building and fire codes, and to meet the requirements of the Americans with Disabilities Act. All older restaurants have been remodeled or updated to also meet the requirements of the Americans with Disabilities Act. Although the Company has not experienced any significant obstacles to obtaining building permits, licenses or approvals from governmental bodies, increasingly rigorous requirements on the part of state, and in particular, local governments could delay or possibly prevent expansion in desired markets.

Environmental Matters

---------------------

The Company does not believe that various federal, state or local environmental regulations will have any material impact upon its capital expenditures, earnings or competitive position. However, the Company can not predict the effect of any future environmental legislation or regulations.

Employees

---------

As of May 28, 2000, the Company and its subsidiaries employed approximately 5,800 persons, of whom 2,400 were part-time (those working less than 24 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to restaurant sales levels. None of the Company's employees is represented by a collective bargaining agreement, and management considers employee relations to be excellent.

Item 2. - Properties

-------   ----------

Substantially all of the Company's restaurants are free standing facilities that are well maintained. Most of the Big Boy restaurants have a "drive-thru" window. The following tabulation sets forth the range and average floor space and the range and average seating capacity by operating segment (similar information for Big Boy restaurants sub-licensed to others is not available):


                                  Floor space - Sq. Ft.                           Seating capacity
                           -----------------------------------         ----------------------------------
                                   Range                                       Range
                           ---------------------                       --------------------
                           Smallest      Largest       Average         Smallest      Largest      Average
                           --------      -------       -------         --------      -------      -------

Big Boy                      3,578        6,820         5,598             105          200          155
Golden Corral                9,952        9,952         9,952             348          348          348

Sites acquired for development of new Company operated restaurants are identified and evaluated for potential long-term sales and profits. A variety of factors are analyzed including demographics, traffic patterns, competition and other relevant information. Older Big Boy restaurants are generally located in urban or heavily populated suburban neighborhoods that cater to local trade rather than highway travel. Restaurants opened since the middle part of the 1980's have generally been located near interstate highways. The following table sets forth certain operating segment information with respect to the number and location of all restaurants as of May 28, 2000:

                                 Big Boy

                                 -------
                        Company           Sub-
                       Operated         Licensed                Golden Corral
                       --------         --------                -------------

Ohio                     65               26                            3
Kentucky                 19                3                            2
Indiana                   4                8                            -
                        ----             ----                          --

Total                    88               37                            5


As control of property rights is important to the Company, it is the Company's policy to own its restaurant locations whenever possible. Many of the restaurants operated by the Company that opened prior to 1990 were financed with sale/leaseback transactions. The following table sets forth certain operating segment information regarding occupancy of Company-operated restaurants (similar information for Big Boy restaurants licensed to others is not available):

                                           Big Boy              Golden Corral
                                           -------              -------------

Land and building owned                      57                       5
Land or land & building leased               31                       -
                                            ----                     --

Total                                        88                       5

The thirty-one (31) leases in the above table generally require the Company to pay property taxes, insurance and maintenance, and provide for prime terms of fifteen (15) or twenty (20) years with options aggregating ten (10) or fifteen
(15) years. Certain of these leases, all but two of which have options to renew for from five (5) to twenty-five (25) years and/or favorable purchase options, will expire during the next five (5) years as follows:

                 Fiscal year ending in              Number of leases expiring
                 ---------------------              -------------------------

                         2001                                  4
                         2002                                  3
                         2003                                  3
                         2004                                  3
                         2005                                  5

As of May 28, 2000, the Company had two (2) Golden Corral restaurants under construction, one (1) of which is being built in Ohio on land owned by the Company, the other in Kentucky on leased land. An additional site in Ohio is owned by the Company on which a Big Boy restaurant will be constructed.

The Company owns two hotels in greater Cincinnati, both of which are currently listed for sale with a broker. The "Quality Hotel" located in Norwood, Ohio contains 148 guest rooms, banquet facilities for 400 persons, a restaurant and a cocktail lounge. The "Clarion Hotel" in Covington, Kentucky contains 236 guest rooms, banquet facilities for 700, and two full-service restaurants with cocktail lounges. The Clarion Hotel is built on land leased through April 30, 2020, with assignable renewal options aggregating fifty (50) years. The lease contains an option to purchase this land for $1,000,000 at any time during the current term or any renewal thereof.

None of the Company's property is currently encumbered by mortgages or otherwise pledged as collateral. With the exception of certain delivery equipment utilized under capital leases expiring during periods to 2004, the Company owns substantially all of the furnishings, fixtures and equipment used in the operation of the business.

The Company owns the building that houses its commissary in Cincinnati, Ohio. The area of this building is approximately 79,000 square feet. The facility normally operates one shift daily so that additional productive capacity is available when needed. It is suitable and adequate to supply Company operated Big Boy restaurants and the needs of Big Boy restaurants licensed to others in all the Company's market areas for the foreseeable future. The Company maintains its headquarters in Cincinnati on a well-traveled street in a mid-town business district. This administrative office space approximates 49,000 square feet and is occupied under an operating lease expiring December 31, 2002, with a renewal option through December 31, 2012.

The Company has assigned or sub-let certain leases of closed restaurants with average annual obligations approximating $169,000 over the next five (5) years, for which the Company remains contingently liable. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or sub-let the properties.

Three (3) former Big Boy restaurants (remaining of fifteen (15) closed at the end of fiscal 1997) were listed for sale with a broker as of May 28, 2000. Two
(2) of the properties are located in Ohio and are owned by the Company. The third property is located on leased land in Indiana. Two (2) of these properties are currently under contract for disposal.

Six (6) other surplus land locations were also held for sale as of May 28, 2000 and are listed with brokers. Three (3) of these sites are located in Ohio, with one (1) each being located in Kentucky, Indiana and Texas. Additionally, the Company owns three (3) other sites for which no specific plans have been made. Two (2) of these sites are located in Kentucky, the third is located in Ohio.

During fiscal 1999, the Company disposed of its one-fifteenth (1/15) limited partner's interest in the Cincinnati Reds major league baseball team. The highly unusual and infrequent transaction was recorded as an extraordinary gain and is more fully described in Note J to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 3. - Legal Proceedings

-------   -----------------

From time to time, the Company is subject to various claims and suits in the ordinary course of business. The Company does not believe that any ultimate liability for such claims will have a material impact on its earnings or financial condition.

Item 4. - Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

During the fourth quarter of fiscal 2000, no matters were submitted to a vote of security holders.

Executive  Officers of the Registrant

-------------------------------------

The executive officers are chosen at the annual meeting of the Board of Directors for a term of one year and until their successors are chosen and qualified. With the exception of Paul F. McFarland, each of the executive officers listed below has been continuously employed by the Company for at least the past five years:


                                                                                                     Present
                                                                                                     Office

                                                                                                      Held

   Name                       Age                      Office                                         Since
   ----                       ---                      ------                                         -----
Jack C. Maier                 75               Chairman of the Board                                  1970
Craig F. Maier                50               President and Chief Executive Officer                  1989
Paul F. McFarland             54               Vice President - Chief Operating Officer               1998
Donald H. Walker              54               Vice President, Treasurer - Chief Financial Officer    1996
W. Gary King                  63               Secretary - Counsel                                    1996

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
                               (Items 5 through 9)
                               -------------------

Item 5. -  Market for the Registrant's Common Equity and Related Stockholder
-------   -----------------------------------------------------------------
           Matters

           -------

The Company's common stock is traded on the American Stock Exchange under the symbol "FRS". The following table sets forth the high and low sales prices for the common stock for each quarter within the Company's two most recent fiscal years:


                               Year Ended May 28, 2000                         Year Ended May 30, 1999
                     -----------------------------------------       ----------------------------------------
                             Stock Prices                                    Stock Prices
                     --------------------------     Dividend         --------------------------    Dividend
                        High           Low         per share            High           Low        per share
                     ------------   -----------   ------------       -----------   ------------   -----------
1st Quarter           10 15/16         9 5/8        7 cents               12          8 11/16       7 cents
2nd Quarter            10 1/2          9 3/8        8 cents             11 3/8         8 1/4        7 cents
3rd Quarter              10            8 1/4        8 cents             11 1/4        10 1/4        7 cents
4th Quarter             9 3/4          8 1/2        8 cents             10 5/8         9 1/8        7 cents

Through July 10, 2000, the Company has paid 158 consecutive quarterly cash dividends during its forty year history as a public company. The closing price of the Company's common stock as reported by the American Stock Exchange on May 26, 2000 was $9.38. There were approximately 2,700 shareholders of record as of June 26, 2000.

Item 6. - Selected Financial Data
-------   -----------------------

                                     FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                                SUMMARY OF OPERATIONS

                                                                     (In thousands, except per share data)
                                                         --------------------------------------------------------------
REVENUE                                                     2000        1999         1998         1997        1996*
                                                         ----------- ------------ -----------  ----------- ------------
Sales                                                     $ 165,847    $ 146,671   $ 139,474    $ 152,582    $ 153,779
Other                                                         1,353        1,346       1,213        1,399        1,504
                                                         ----------- ------------ -----------  ----------- ------------
       Total revenue                                        167,200      148,017     140,687      153,981      155,283
COSTS AND EXPENSES
Cost of sales

       Food and paper                                        54,621       47,029      45,277       50,186       51,142
       Payroll and related                                   57,287       50,559      46,895       51,493       54,516
       Other operating costs                                 34,230       30,724      30,526       35,782       36,936
                                                         ----------- ------------ -----------  ----------- ------------
                                                            146,138      128,312     122,698      137,461      142,594

Administrative and advertising                                9,225        8,963       7,553        8,286        7,433
Impairment of long-lived assets                                   -        1,125         375        4,600            -
Interest                                                      2,411        2,437       3,076        2,373        2,411
                                                         ----------- ------------ -----------  ----------- ------------
       Total costs and expenses                             157,774      140,837     133,702      152,720      152,438
                                                         ----------- ------------ -----------  ----------- ------------
       Earnings from continuing operations
       before income tax and extraordinary item               9,426        7,180       6,985        1,261        2,845
INCOME TAXES
Current                                                       3,533        2,887       1,928        1,409        1,252
Deferred                                                       (182)        (267)        397       (1,014)        (330)
                                                         ----------- ------------ -----------  ----------- ------------
                                                              3,351        2,620       2,325          395          922
                                                         ----------- ------------ -----------  ----------- ------------
EARNINGS FROM CONTINUING OPERATIONS                           6,075        4,560       4,660          866        1,923
Income (loss) from discontinued
operations (net of applicable tax)                               70         (142)       (115)         321          387
Extraordinary item (net of applicable tax)                        -        3,712           -            -            -
                                                         ----------- ------------ -----------  ----------- ------------
       NET EARNINGS                                         $ 6,145      $ 8,130     $ 4,545      $ 1,187      $ 2,310
                                                         =========== ============ ===========  =========== ============
BASIC AND DILUTED NET EARNINGS PER SHARE OF COMMON STOCK
    Continuing operations                                     $1.08        $ .76       $ .75        $ .12        $ .27
    Discontinued operations                                     .01         (.02)       (.02)         .05          .05
    Extraordinary item                                            -          .62           -            -            -
                                                         ----------- ------------ -----------  ----------- ------------
                                                              $1.09        $1.36       $ .73        $ .17        $ .32
                                                         =========== ============ ===========  =========== ============
DIVIDENDS PER SHARE

    Cash                                                      $ .31        $ .28       $ .26        $ .24        $ .24
    Stock                                                         -            -           -           4%           4%
OTHER FINANCIAL STATISTICS

    Working capital (deficit)                               $ 3,056     $ (9,610)   $ (8,450)    $ (8,816)    $ (9,894)
    Capital expenditures                                     13,837       12,709      11,235       10,221       15,362
    Total assets                                            107,779      103,426     106,724      111,260      118,396
    Long-term obligations                                    35,891       31,605      41,855       30,878       34,631
    Repurchase of common stock                               $5,503       $1,067     $17,690         $111            -
    Shareholders' equity                                     54,167       55,288      49,910       64,684       65,307
    Book value per share at year end                        $ 10.13       $ 9.37      $ 8.31       $ 9.05       $ 9.49
    Return on average equity                                  11.2%        15.5%        7.9%         1.8%         3.6%
    Weighted average number of diluted
       shares outstanding                                     5,658        5,968       6,238        7,151        7,157
    Number of shares outstanding at year end                  5,345        5,901       6,005        7,148        6,883
    Percentage increase (decrease) in total revenue           13.0%         5.2%       (8.6%)        (.8%)        2.2%
    Earnings as a percentage of total revenue
       Earnings from continuing operations
          before income tax and extraordinary item             5.6%         4.9%        5.0%          .8%         1.8%
       Net earnings                                            3.7%         5.5%        3.2%          .8%         1.5%

* Indicates 53 week period

Item 7. - Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations

          ---------------------

OVERVIEW

In March 2000, the Board of Directors authorized management to develop a plan to divest the Company's hotel operations. Proceeds from the sale are expected to result in a gain on disposal sufficient to cover any operating losses that may be incurred during the phase-out period. The Company's net earnings for the year ended May 28, 2000 included hotel earnings of $70,000 or $.01 per share, while net earnings for the years ended May 30, 1999 and May 31, 1998 included net losses from hotel operations of $142,000 or ($.02) per share and $115,000 or ($.02) per share, respectively. In the accompanying financial statements, results from hotel operations have been accounted for as discontinued operations. Therefore, provisions for depreciation were permanently stopped beginning in the fourth quarter of fiscal 2000. Total depreciation charged against discontinued hotel operations was $1,358,000, $1,761,000 and $1,428,000, respectively, in fiscal years 2000, 1999 and 1998. The discussion of results of operations has been adjusted to exclude comparisons of the hotel summary information shown in the table below:


                                           May 28, 2000          May 30, 1999        May 31, 1998
                                           ------------          ------------        ------------
                                                              (in thousands)

Total revenue                                      $11,594               $11,534             $11,535
Cost of sales                              $11,186               $11,425             $11,373
Administrative and advertising                 299                   333                 334
                                          --------              --------            --------
Total costs and expenses                            11,485                11,758              11,707
                                                  --------              --------            --------
Earnings (Loss) before income tax                      109                  (224)               (172)
Income tax (benefit)                                    39                   (82)                (57)
                                                  --------              --------            --------
Earnings (Loss) from disc. operations              $    70                $ (142)            $  (115)
                                                  ========              ========            ========

For continuing operations, TOTAL REVENUE for fiscal 2000 was $167,200,000, an increase of $19,183,000 or 13 percent from the comparable period last year, and an increase of $26,513,000 or 18.8 percent when compared to two years ago. Earnings from continuing operations for fiscal 2000 were $6,075,000, or $1.08 per share, compared to $4,560,000 or $.76 per share in fiscal 1999, and $4,660,000 or $.75 per share two years ago. Excluding pretax impairment of assets charges of $1,125,000 and $375,000 taken respectively in fiscal 1999 and fiscal 1998, earnings from continuing operations would have been $.88 per share in fiscal 1999 and $.79 per share in fiscal 1998.

An extraordinary gain of $3,712,000 or $.62 per share was also recorded in fiscal 1999 from the sale of the Company's limited partnership interest in the Cincinnati Reds major league baseball team.

RESULTS OF OPERATIONS

Same store sales in Big Boy restaurants improved by 5 percent during fiscal 2000, including more than a 7 percent gain for the twelve-week fourth quarter, marking the eleventh consecutive quarter that Big Boy same store sales gains have been achieved. Big Boy same store sales gains of more than 4 percent were posted in fiscal 1999 on top of a moderate gain in fiscal 1998. Strong sales from carryout and drive-thru trade, driven by a marketing emphasis on combo meals, produced the majority of the sales increases in all three years. In addition, the introduction of new menu items with higher price points helped to produce higher dining room sales in fiscal 2000. Menu prices were increased approximately 2 percent in the first and third quarters of fiscal 1998, 2 percent in the first and third quarters of fiscal 1999, 1.5 percent at the end of the first quarter and just under 2 percent near the end of the third quarter of fiscal 2000. Another menu price increase is currently being planned for autumn 2000. The Company has not opened or closed any Big Boy restaurants during the last three years as management's focus has been on building same store sales and margins in the 88 existing Big Boy restaurants. Average annual sales volume of a Big Boy restaurant reached $1,656,000 in fiscal 2000, up from $1,577,000 in fiscal 1999 and $1,512,000 in fiscal 1998.

Sales volume of Golden Corral restaurants accounted for well over half of the total 13 percent increase in consolidated revenue during fiscal 2000. Only one Golden Corral restaurant was in operation for all of fiscal 2000, having opened in January 1999. Two more were opened during the first quarter of fiscal 2000, a fourth one opened near the end of the second quarter and a fifth one opened in the third quarter, during January 2000. The sixth one opened in July of 2000. The Company plans to build a total of 40 Golden Corrals through 2007.

OTHER REVENUE in fiscal 2000 was comparable with fiscal 1999, both of which were approximately 10 percent higher when compared to fiscal 1998. There have not been any significant changes in revenue from fees earned from Big Boy restaurants sub-licensed to others. At the end of fiscal 2000, 37 sub-licensed restaurants were in operation compared with 39 such restaurants at the beginning of the three-year period. Fiscal 1999 included a final partnership distribution from the Company's investment in the Cincinnati Reds professional baseball team. Fiscal 2000 includes revenue from the Company's efforts to market its innovative employee training and selection software products.

COST OF SALES increased $17,826,000 or 13.9 percent during fiscal 2000 as compared with fiscal 1999, roughly proportionate to the 13 percent revenue increase. As a percentage of revenue, cost of sales was 87.4 percent, 86.7 percent, and 87.2 percent, respectively, in fiscal years 2000, 1999 and 1998. An analysis of the components of cost of sales follows.

As a percentage of Big Boy sales, FOOD AND PAPER COSTS in Big Boy restaurants were 31.6 percent, 31.5 percent and 32 percent of revenue, respectively, during fiscal years 2000, 1999 and 1998. Increased sales of carryout and drive-thru meals, which usually have lower food cost than typical dining room meals, resulted in food cost reductions in all three years. However, this decrease was offset in fiscal 2000 by higher prices paid for pork, beef and fish. On a consolidated basis, food and paper costs were 32.7 percent, 31.8 percent and
32.2 percent of revenue, respectively, in fiscal years 2000, 1999 and 1998. The higher percentage in fiscal 2000 reflects the impact of food cost in Golden Corral restaurants, which as a percentage of sales, is much higher than in Big Boy restaurants.

PAYROLL AND RELATED EXPENSES were 34.3 percent, 34.2 percent and 33.3 percent of revenue, respectively, in fiscal years 2000, 1999 and 1998. Higher pay rates driven by tight labor conditions were experienced in all three years. To improve service quality, the allowance of a small increase in the number of hours worked added to the higher costs in fiscal 2000. A variable compensation program for restaurant management, based on cash flows generated at individual restaurants, was introduced in fiscal 1999. Restaurant managers earned higher variable compensation during fiscal 2000 than was earned in fiscal 1999. However, two factors kept the fiscal 2000 payroll percentage from rising more dramatically above the fiscal 1999 percentage. First, the costs of certain employee benefits are fixed and do not rise with higher levels of pay or higher sales levels. Second, the typical payroll and related expense percentage for a Golden Corral restaurant is slightly lower than for a Big Boy restaurant. Payroll and related expenses also benefited from favorable claims experience in the Company's self-insurance programs, as reserve estimates were lowered in the first quarters of all three fiscal years. Without these adjustments, payroll and related expenses would have been 34.5 percent, 34.5 percent and 33.7 percent of revenue, respectively, in fiscal years 2000, 1999 and 1998.

It has become increasingly likely that the federal minimum wage will soon be increased by a dollar per hour to be phased in over a two to three year period. Based on current labor conditions, such an increase would not be expected to have an immediate material effect on the Company's payroll costs, especially if the final legislation does not change the cash wage for tipped employees.

OTHER OPERATING EXPENSES decreased to 20.5 percent of revenue during fiscal 2000 from 20.8 percent in fiscal 1999 and 21.7 percent in fiscal 1998. As these expenses tend to be more fixed in nature, the sales increases cause these costs to be a lower percentage of revenue. In addition, the percentage for fiscal 2000 benefited from a gain from the sale of an older Big Boy restaurant. Offsetting the fiscal 2000 improvement were opening costs of approximately $984,000, for the Company's Golden Corral restaurants, compared with $404,000 in fiscal 1999. These opening costs, including $195,000 this year and $145,000 last year for Golden Corral restaurants not yet in operation, resulted in the Golden Corrals having a negative impact on the Company's earnings during fiscal years 2000 and 1999. Excluding all opening expenses, pretax operating earnings for Golden Corral restaurants would have been $669,000 in fiscal 2000 compared with approximately $85,000 in fiscal 1999, which included only eighteen weeks of results for the first restaurant that opened in January 1999.

ADMINISTRATIVE AND ADVERTISING EXPENSE in fiscal 2000 increased $262,000 or 3 percent higher than fiscal 1999, and was $1,672,000 or 22.1 percent more than fiscal 1998. The fiscal 2000 increase over fiscal 1999 is principally due to higher spending for Big Boy advertising proportionate with the higher sales levels, reflecting the Company's policy of spending a constant percentage of sales dollars, and higher bonus accruals commensurate with the earnings improvement. Fiscal 1998 included costs associated with rolling out the point-of-sale systems in Big Boy restaurants. Administrative and advertising costs for fiscal 1998 included gains from dispositions of certain property.

Results for fiscal years 1999 and 1998 were adversely affected by impairment of assets charges of $1,125,000 and $375,000, respectively, to lower the carrying value of certain property held for sale relating to fifteen Big Boy restaurants that closed at the end of fiscal 1997. The fiscal 1999 charge of $1,125,000 was necessitated when it became apparent that the seven remaining restaurants then to be sold would have to be disposed of for values significantly below the initial estimates that were used when the restaurants closed.

INTEREST EXPENSE during fiscal 2000 decreased $27,000 or 1.1 percent lower than the comparable period a year ago, and was $665,000 or 21.6 percent lower than two years ago. Interest attributable to the tender offer loan (see notes D and G to the consolidated financial statements) was $38,000 during fiscal 2000, compared with $462,000 during fiscal 1999 and $794,000 in fiscal 1998. Borrowing in fiscal 2000 to construct Golden Corral restaurants and to finance repurchases of the Company's common stock tempered the savings from the reduction in tender offer interest. Expected proceeds in fiscal year 2001 from the sale of the hotel properties will be used to repay debt, resulting in substantial interest savings. However, the savings will likely be offset by continued borrowing for construction of Golden Corral restaurants during the next three fiscal years.

Provision for INCOME TAX EXPENSE as a percentage of pre-tax earnings was 35.5 percent in fiscal 2000, compared with 36.3 percent in fiscal 1999 and 33.3 percent in fiscal 1998. Fiscal 1999's 36.3 percent tax rate reflected higher state income taxes associated with the extraordinary gain from the sale of the Company's limited partnership interest in the Cincinnati Reds major league baseball team. The tax rate for fiscal 2000 is higher than 1998's tax rate due to much higher earnings in 2000, which causes federal tax credits to be a lower percentage of pretax earnings which in turn results in a higher effective tax rate. The tax rate for fiscal 2000 also contains much higher provisions for state and local taxes than fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry. The deficit is often substantial, but management believes that such position does not hinder the Company's ability to satisfactorily retire its obligations when due, as substantially all the Company's retail sales are cash or credit card sales, and the Company's revolving credit lines are readily available when needed. A positive working capital position has been established as of May 28, 2000, reflecting the classification of the assets of the Company's discontinued hotel operations as current assets, in anticipation of their sale.

CASH PROVIDED BY OPERATING ACTIVITIES in fiscal 2000 was $15,507,000, an increase of $2,567,000 over last year and $3,043,000 higher than two years ago. These cash flows were generated principally from net income and depreciation. Together with funds from external borrowing, fiscal 2000's cash flows were utilized for discretionary capital projects (principally Golden Corral expansion), dividends, repurchases of the Company's common stock, and to service debt.

INVESTING ACTIVITIES in fiscal 2000 included $13,837,000 in capital costs, an increase of $1,128,000 from the prior year and $2,602,000 higher than two years ago. Fiscal 2000's capital spending included $9,810,000 for Golden Corral, $1,070,000 to remodel Big Boy restaurants, $540,000 for improvements to the hotel properties, and $2,417,000 in routine equipment replacements and other capital outlays. Proceeds from property sales in fiscal 2000 were $1,072,000, a decrease of $3,781,000 and $5,727,000, respectively, from fiscal 1999 and fiscal 1998, both of which included property sales from certain of the fifteen Big Boy restaurants that closed at the end of fiscal 1997. The Company expects to receive at least $14,000,000, net of expenses, from the sale of its hotel properties. The sale proceeds will be used in the short term to repay debt and ultimately will be reinvested in Big Boy and Golden Corral restaurant expansion. The Company is also expecting sale proceeds of approximately $2,000,000 from closed restaurants and certain excess property in the first quarter of fiscal 2001.

FINANCING ACTIVITIES in fiscal 2000 included $6,000,000 of new debt borrowed against the Golden Corral credit facility. In addition, $5,000,000 of new debt was borrowed on the $20,000,000 revolving line of credit, of which $1,720,000 was used to retire the tender offer loan, and $1,500,000 was repaid during the year. Scheduled long-term debt payments of $2,677,000 were also made. Regular quarterly cash dividends to shareholders totaling $1,753,000 were paid during the year ended May 28, 2000. In December 1999 and in early June 2000, the Board of Directors authorized additional repurchases of up to 200,000 shares and 300,000 shares, respectively, of the Company's common stock. These approvals supplemented the Board's authorization in October 1998 to purchase up to 500,000 shares. Purchases are being made from time to time on the open market or through block trades during a two-year time frame that expires October 5, 2000. During the year ended May 28, 2000 the Company repurchased 559,508 shares at a cost of $5,503,000, bringing the total repurchases since the inception of the program to 664,306 shares at a cost of $6,567,000.

The Company expects funds from operations to be sufficient to cover near term capital spending on Big Boy facilities, scheduled debt service, stock repurchases and regular quarterly cash dividends. If needed, the Company's revolving credit loan is available to meet additional borrowing requirements. Plans to build new Big Boys have been delayed while the design of the new building prototype is reworked. Construction of the first Big Boy to be built using the reworked prototype should begin by autumn 2000. Costs to remodel eighteen Big Boy restaurants scheduled for fiscal 2001 are expected to be approximately $1,050,000.

The terms of the Company's original development agreement with Golden Corral Franchising Systems, Inc. call for the Company to open 25 Golden Corral restaurants through 2005. Five restaurants were in operation as of May 28, 2000. In addition, four more Golden Corrals are scheduled to be open by February 2001, including one that opened July 31, 2000. In July 2000, the Company entered into a second area development agreement to establish and operate fifteen additional Golden Corral restaurants in northern Ohio. The development schedule calls for two restaurants to be open by December 31, 2001, with all fifteen restaurants to be open by December 31, 2007. Costs are being funded through cash flow and a credit facility under which the Company may borrow up to $20,000,000 through September 1, 2001, of which $11,000,000 remains currently available. On average, the approximate cost to build and equip each Golden Corral restaurant is $2,500,000, including land.

YEAR 2000 IMPACT

The Company successfully completed its plan to insure that its information systems are fully Year 2000 compliant, as no significant problems were encountered during the rollover from 1999 to 2000. The Company utilized internal resources to convert and test its custom written headquarters software without material incremental cost. Point-of-sale systems required upgrade, the cost of which had no material adverse effect on the Company's financial position, results of operations or cash flows. Certain other systems that have embedded chip technology did not affect the Company's operations. The Company's plan also addressed the readiness of mission critical third party suppliers and service providers. The Company did not experience any significant interruption of food or other product delivery resulting from third-party non-compliance. All of the Company's information systems have continued to operate properly.

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

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk
--------   ----------------------------------------------------------

The Company has market risk exposure to interest rate changes primarily relating to the $20,000,000 revolving credit loan, the outstanding balance of which was $17,000,000 as of May 28, 2000. Interest rates are determined by various indices for periods of one, two or three months as selected by the Company. The indices include the London Interbank Offered Rate (LIBOR) and the average rate being offered by top quality banks in the national secondary market for certificates of deposit (CD), plus the then applicable LIBOR/CD spread as periodically adjusted, ranging from a minimum of 87.5 basis points to a maximum of 150 basis points. Any portion of the note with respect to which a LIBOR or CD based rate is not in effect bears interest equal to the prime rate. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates.

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


Item 8. - Financial Statements and Supplementary Data                                     Page
-------   -------------------------------------------                                     ----

Index to Consolidated Financial Statements

Auditors' Report                                                                           17

Consolidated Balance Sheet - May 28, 2000 and May 30, 1999                                18-19

Consolidated Statement of Earnings - Three years ended May 28, 2000                        20

Consolidated Statement of Cash Flows - Three years ended May 28, 2000                      21

Consolidated Statement of Shareholders' Equity - Three years ended May 28, 2000            22

Notes to Consolidated Financial Statements - Three years ended May 28, 2000               23-33

Quarterly Results (Unaudited)                                                              33

                                AUDITORS' REPORT

Shareholders
Frisch's Restaurants, Inc.

      We have audited the accompanying consolidated balance sheets of Frisch's Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of May 28, 2000 and May 30, 1999 and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended May 28, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frisch's Restaurants, Inc. and Subsidiaries as of May 28, 2000 and May 30, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 28, 2000, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP
Cincinnati, Ohio
July 6, 2000

                                 FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                        May 28, 2000 and May 30, 1999
                                                   ASSETS

                                                                          2000                   1999
                                                                      ------------           ------------
CURRENT ASSETS

Cash                                                                  $    565,089           $    200,200
Receivables
       Trade                                                             1,051,129              1,117,431
       Other                                                               183,053                219,299
Inventories                                                              3,736,857              3,732,458
Prepaid expenses and sundry deposits                                       818,591                910,193
Hotel assets held for sale - net                                        13,737,251                      -
Prepaid and deferred income taxes                                          686,371                744,097
                                                                      ------------           ------------
             Total current assets                                       20,778,341              6,923,678
PROPERTY AND EQUIPMENT
Land and improvements                                                   24,058,978             21,089,875
Buildings                                                               49,249,644             51,362,095
Equipment and fixtures                                                  53,198,304             57,947,430
Leasehold improvements and buildings on leased land                     14,885,289             28,449,043
Capitalized leases                                                       7,282,687              8,224,712
Construction in progress                                                 1,472,138              2,305,822
                                                                      ------------           ------------
                                                                       150,147,040            169,378,977
       Less accumulated depreciation and amortization                   76,246,478             85,010,213
                                                                      ------------           ------------
             Net property and equipment                                 73,900,562             84,368,764
OTHER ASSETS
Intangible assets                                                          744,719                748,794
Investments in land                                                      1,268,912              1,960,781
Property held for sale                                                   2,823,309              2,076,484
Net cash surrender value-life insurance policies                         4,210,900              4,045,080
Deferred income taxes                                                    1,536,701              1,272,286
Other                                                                    2,515,884              2,030,296
                                                                      ------------           ------------
             Total other assets                                         13,100,425             12,133,721
                                                                      ------------           ------------
                                                                      $107,779,328           $103,426,163
                                                                      ============           ============

The accompanying notes are an integral part of these statements

                                 FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                        May 28, 2000 and May 30, 1999
                                                 LIABILITIES

                                                                          2000                    1999
                                                                      ------------            ------------
CURRENT LIABILITIES

Long-term obligations due within one year
       Long-term debt                                                 $  2,424,211            $  1,730,964
       Obligations under capitalized leases                                354,755                 451,024
       Self insurance                                                      851,096               1,092,733
Accounts payable                                                         7,377,357               7,431,751
Accrued expenses                                                         6,277,932               5,401,819
Income taxes                                                               436,715                 425,383
                                                                      ------------            ------------
             Total current liabilities                                  17,722,066              16,533,674
LONG-TERM OBLIGATIONS
Long-term debt                                                          26,330,582              21,248,526
Obligations under capitalized leases                                     4,511,312               5,146,170
Self insurance                                                           2,924,433               3,019,947
Other                                                                    2,124,272               2,190,343
                                                                      ------------            ------------
             Total long-term obligations                                35,890,599              31,604,986
COMMITMENTS                                                                      -                       -
SHAREHOLDERS' EQUITY
Capital stock
       Preferred stock - authorized, 3,000,000 shares
             without par value; none issued                                      -                       -
       Common stock - authorized, 12,000,000 shares
             without par value; issued, 7,362,279
             shares - stated value - $1                                  7,362,279               7,362,279
Additional contributed capital                                          60,345,436              60,401,456
                                                                      ------------            ------------
                                                                        67,707,715              67,763,735
Retained earnings                                                       14,196,749               9,804,637
                                                                      ------------            ------------
                                                                        81,904,464              77,568,372
Less cost of treasury stock (2,017,526 and 1,461,054 shares)            27,737,801              22,280,869
                                                                      ------------            ------------
             Total shareholders' equity                                 54,166,663              55,287,503
                                                                      ------------            ------------
                                                                      $107,779,328            $103,426,163
                                                                      ============            ============


                                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF EARNINGS
                                         Three years ended May 28, 2000

                                                            2000                1999                1998
                                                      -----------------   -----------------   -----------------
REVENUE

Sales                                                    $ 165,846,505       $ 146,670,462       $ 139,473,555
Other                                                        1,353,295           1,346,429           1,213,320
                                                      -----------------   -----------------   -----------------
       Total revenue                                       167,199,800         148,016,891         140,686,875
COSTS AND EXPENSES

Cost of sales

       Food and paper                                       54,621,455          47,029,072          45,277,165
       Payroll and related                                  57,286,588          50,558,599          46,895,199
       Other operating costs                                34,230,261          30,724,162          30,525,368
                                                      -----------------   -----------------   -----------------
                                                           146,138,304         128,311,833         122,697,732
Administrative and advertising                               9,224,978           8,962,550           7,553,311
Impairment of long-lived assets                                      -           1,125,000             375,000
Interest                                                     2,410,443           2,437,117           3,075,615
                                                      -----------------   -----------------   -----------------
       Total costs and expenses                            157,773,725         140,836,500         133,701,658
                                                      -----------------   -----------------   -----------------
       Earnings from continuing operations
       before income taxes and extraordinary item            9,426,075           7,180,391           6,985,217
INCOME TAXES

Current

       Federal                                               3,194,952           2,644,314           1,914,034
       Less tax credits                                       (239,750)           (217,325)           (198,532)
       State and municipal                                     577,307             460,762             212,849
Deferred                                                      (181,580)           (267,046)            397,033
                                                      -----------------   -----------------   -----------------
                                                             3,350,929           2,620,705           2,325,384
                                                      -----------------   -----------------   -----------------

EARNINGS FROM CONTINUING OPERATIONS                          6,075,146           4,559,686           4,659,833

Income (loss) from discontinued
operations (net of applicable tax)                              70,395            (141,845)           (115,100)
Extraordinary item (net of applicable tax)                           -           3,712,000                   -
                                                      -----------------   -----------------   -----------------
       NET EARNINGS                                        $ 6,145,541         $ 8,129,841         $ 4,544,733
                                                      =================   =================   =================
Basic and diluted net earnings per share
of common stock
       Continuing operations                                    $ 1.08               $ .76               $ .75
       Discontinued operations                                     .01                (.02)               (.02)
       Extraordinary item                                            -                 .62                   -
                                                      -----------------   -----------------   -----------------
                                                                $ 1.09              $ 1.36               $ .73
                                                      =================   =================   =================

The accompanying notes are an integral part of these statements.

                                      FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                             Three years ended May 28, 2000
                                                                                   2000              1999               1998
                                                                              ------------       ------------       ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                    $  6,145,541       $  8,129,841       $  4,544,733
Adjustments to reconcile net income
    to net cash from operating activities:
    Depreciation and amortization                                                9,620,862          9,937,195          9,256,466
    (Gain) loss on disposition of assets                                          (129,439)           340,242               (896)
    Impairment of long-lived assets                                                      -          1,125,000            375,000
    Gain on sale of investment in Cincinnati Reds                                        -         (3,712,000)                 -
    Changes in assets and liabilities:
      Decrease (increase) in receivables                                           102,548           (317,959)           208,542
      (Increase) decrease in inventories                                            (4,398)           (93,718)            19,104
      Decrease (increase) in prepaid  expenses and sundry deposits                  91,601            (82,622)           129,740
      (Increase) decrease in prepaid and deferred income taxes                    (206,689)          (186,051)           508,735
      (Decrease) increase in accounts payable                                      (54,394)         1,089,564            (14,990)
      Increase (decrease) in accrued expenses                                      876,113           (378,104)          (271,081)
      Increase (decrease) in accrued income taxes                                   11,332         (1,662,617)                 -
      Increase  in other assets                                                   (543,204)          (330,243)        (1,469,493)
      Decrease in self insured obligations                                        (337,151)          (388,321)          (746,221)
      Decrease in other liabilities                                                (66,071)          (530,111)           (75,235)
                                                                              ------------       ------------       ------------
        Net cash provided by operating activities                               15,506,651         12,940,096         12,464,404
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Additions to property and equipment                                            (13,837,269)       (12,708,832)       (11,235,376)
Proceeds from disposition of property                                            1,071,836          4,852,765          6,798,563
Proceeds from sale of investment in Cincinnati Reds                                      -          7,000,000                  -
Increase in other assets                                                          (154,124)          (322,277)          (201,336)
                                                                              ------------       ------------       ------------
        Net cash (used in) investing activities                                (12,919,557)        (1,178,344)        (4,638,149)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings                                                        11,000,000          6,000,000         18,644,490
Payment of long-term debt and capital lease obligations                         (5,955,824)       (14,893,488)        (7,299,387)
Cash dividends paid                                                             (1,753,429)        (1,672,689)        (1,629,980)
Treasury share transactions                                                     (5,472,275)        (1,057,273)       (17,688,571)
Other                                                                              (40,677)           (22,362)                 -
                                                                              ------------       ------------       ------------
        Net cash (used in) financing activities                                 (2,222,205)       (11,645,812)        (7,973,448)
                                                                              ------------       ------------       ------------
Net increase (decrease) in cash and equivalents                                    364,889            115,940           (147,193)
Cash and equivalents at beginning of year                                          200,200             84,260            231,453
                                                                              ------------       ------------       ------------
Cash and equivalents at end of year                                           $    565,089       $    200,200       $     84,260
                                                                              ============       ============       ============
Supplemental disclosures:
Interest paid                                                                 $  2,288,527       $  2,638,569       $  2,700,697
Income taxes paid                                                                3,667,348          4,388,158          1,984,439
Income tax refunds received                                                         82,318                785            224,789

The accompanying notes are an integral part of these statements.


                                       FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              Three years ended May 28, 2000

                                        Common stock
                                       at $1 per share-    Additional
                                         Shares and        contributed          Retained           Treasury
                                            amount           capital            earnings            shares              Total
                                         ------------      ------------       ------------       ------------       ------------
Balance at June 1, 1997                  $  7,362,279      $ 60,427,514       $    432,732       ($ 3,538,721)      $ 64,683,804
Net earnings for the year                           -                 -          4,544,733                  -          4,544,733
Treasury shares reissued                            -              (215)                 -              1,407              1,192
Treasury shares acquired                            -                 -                  -        (17,689,763)       (17,689,763)
Dividends
    Cash - $.26 per share                           -                 -         (1,629,980)                 -         (1,629,980)
                                         ------------      ------------       ------------       ------------       ------------
Balance at May 31, 1998                     7,362,279        60,427,299          3,347,485        (21,227,077)        49,909,986
Net earnings for the year                           -                 -          8,129,841                  -          8,129,841
Treasury shares reissued                            -            (3,481)                 -             13,693             10,212
Treasury shares acquired                            -                 -                  -         (1,067,485)        (1,067,485)
Employee stock ownership plan                       -           (22,362)                 -                  -            (22,362)
Dividends
    Cash - $.28 per share                           -                 -         (1,672,689)                 -         (1,672,689)
                                         ------------      ------------       ------------       ------------       ------------
Balance at May 30, 1999                     7,362,279        60,401,456          9,804,637        (22,280,869)        55,287,503
Net earnings for the year                           -                 -          6,145,541                  -          6,145,541
Treasury shares reissued                            -           (15,343)                 -             46,111             30,768
Treasury shares acquired                            -                 -                  -         (5,503,043)        (5,503,043)
Employee stock ownership plan                       -           (40,677)                 -                  -            (40,677)
Dividends
    Cash - $.31 per share                           -                 -         (1,753,429)                 -         (1,753,429)
                                         ------------      ------------       ------------       ------------       ------------
Balance at May 28, 2000                  $  7,362,279      $ 60,345,436       $ 14,196,749       ($27,737,801)      $ 54,166,663
                                         ============      ============       ============       ============       ============


The accompanying notes are an integral part of these statements.

Frisch's Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 28, 2000

NOTE A - DESCRIPTION OF THE BUSINESS

Frisch's Restaurants, Inc., headquartered in Cincinnati, Ohio, operates and sub-licenses family restaurants, most of which have "drive-thru" service, which use the trade name Frisch's Big Boy, and the Company operates Golden Corral grill buffet restaurants. These operations are located in various regions of Ohio, Kentucky and Indiana. Additionally, the Company operates two high rise hotels with restaurants in metropolitan Cincinnati, which are accounted for as discontinued operations (see note C). Trademarks which the Company has the right to use include "Frisch's," "Big Boy," "Golden Corral," "Clarion Hotel," and "Quality Hotel."

NOTE B - ACCOUNTING POLICIES

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

Fiscal Year

-----------

The Company's fiscal year ends on the Sunday nearest to the last day of May. Fiscal years 2000, 1999 and 1998 were each comprised of 52 weeks.

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

Receivables

-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at May 28, 2000 and May 30, 1999.

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

During the fourth quarter of fiscal year 1997, the Company closed fifteen Big Boy restaurants in certain markets in which cash flow losses had occurred. Accordingly, a $4,600,000 non-cash pretax impairment charge was recorded to reduce the carrying costs of the properties to net realizable value, as determined by estimates provided by real estate brokers and the Company's past experience in disposing of other unprofitable restaurant properties. Additional non-cash pretax charges of $375,000 and $1,125,000 were recorded respectively, during the fourth quarter of fiscal 1998 and the second quarter of fiscal 1999 to further lower the net realizable values of the remaining properties to be sold. The $1,125,000 charge recorded in the second quarter of 1999 was necessitated when it became apparent that the seven remaining restaurants to then be sold would ultimately have to be disposed of for values significantly below the initial estimates that were used when the restaurants closed. Contracts were accepted at prices lower than originally estimated on four of the properties during the second quarter of fiscal 1999, and expectations were lowered for the remaining three. Three of the four accepted contracts were with a Big Boy franchise operator, a minority shareholder and the president of which was an officer of the Company prior to May 31, 2000 (see note K).

Twelve of the fifteen properties closed at the end of fiscal 1997 have been disposed of through May 28, 2000. The sale proceeds were used to repay borrowings under the loan agreement that funded the company's modified "Dutch Auction" self-tender offer (see notes D and G). The remaining three properties are listed for sale with a broker, and are carried at a net realizable value of approximately $1,653,000 on the Company's balance sheet at May 28, 2000 as a component of the long-term asset caption "Property held for sale." Disposition of these properties is expected within the next six to twelve months, the proceeds of which will be used for working capital. Certain surplus land is also currently held for sale and is stated at the lower of cost or market.

Intangible Assets and Other Assets

----------------------------------

The excess of cost over equity in net assets of subsidiaries acquired prior to November 1, 1970, approximating $710,000, is not currently being amortized because, in the opinion of management, the value has not decreased.

The Golden Corral license agreement requires the Company to pay initial license fees for each new restaurant. Amortization of the initial fee begins when the restaurant opens and is computed using the straight-line method over the 15 year term of the individual restaurant franchise agreement.

Advertising

-----------

Advertising costs are charged to expense as incurred. Advertising expense for continuing operations for fiscal years 2000, 1999 and 1998 was $3,864,000, $3,479,000 and $3,336,000, respectively.

New Store Opening Costs

-----------------------

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. Effective June 1, 1998, the Company accounts for these costs in accordance with The American Institute of Certified Public Accountants' Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires new store opening costs to be expensed as incurred.

Opening costs were $984,000 in fiscal 2000, $404,000 in fiscal 1999 and $35,000 in fiscal 1998. Opening costs in fiscal years 2000 and 1999 were exclusively for Golden Corral restaurants, while fiscal 1998 consisted of amortization of new Big Boy restaurant opening costs.

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

Licensing Agreements

--------------------

The agreement under which the Company has the right to operate and sub-license others to operate Big Boy restaurants calls for no license fees to be paid by the Company. Revenue from franchise fees, based on sales of Big Boy restaurants sub-licensed to other operators, is recorded on the accrual method as earned. Initial license fees are recognized as revenue when the sub-licensed restaurants begin operations.

Under the terms of the Golden Corral license agreement, the Company is obligated to pay fees based on defined gross sales. These costs are charged to operations as incurred.

Fair Value of Financial Instruments

-----------------------------------

The carrying value of the Company's financial instruments approximates fair value.

Investment in Sports Franchise

------------------------------

On September 30, 1998, the Company completed the sale of its 1/15 limited partnership investment in the Cincinnati Reds professional baseball team for $7,000,000 cash (see note J). A final partnership distribution of $101,000 was recorded in earnings during the third quarter of fiscal 1999. No distributions were received in fiscal 1998.

Income Taxes

------------

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes.

Stock Based Compensation

------------------------

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), as permitted by Statement of Financial

Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation." Pro forma disclosures of net income and earnings per share based on options granted and stock issued are reflected in Note G - Capital Stock.

NOTE C - DISCONTINUED OPERATIONS

In March 2000, the Board of Directors authorized management to develop a plan to divest the Company's hotel operations, consisting of two high rise hotels - the Clarion Riverview Hotel and the Quality Central Hotel. The Company plans to operate the hotels until buyers are found, which is anticipated to take up to one year. The services of a broker have been engaged for this purpose. Hotel operations are accounted for as a discontinued operation, and accordingly, amounts in the financial statements for all periods shown have been restated to reflect discontinued operations accounting. The investment in the hotels is comprised of the hotels' real property, leasehold improvements, equipment, furnishings and fixtures, and is carried as a current asset under the caption "Hotel assets held for sale - net". The sale proceeds, which are expected to exceed the carrying values, will be used in the short-term to repay debt and ultimately will be reinvested in Big Boy and Golden Corral restaurant expansion. Certain information with respect to discontinued hotel operations is summarized below:


                                                          2000                  1999                 1998
                                                       ----------            ----------           ----------
                                                                    (in thousands)
Total revenue                                                 $ 11,594            $ 11,534             $ 11,535
Cost of sales                                        $ 11,186            $ 11,425             $ 11,373
Administrative and advertising                            299                 333                  334
                                                     --------            --------             --------
Total costs and expenses                                        11,485              11,758               11,707
                                                              --------            --------             --------
Earnings (Loss) before income tax                                  109                (224)                (172)
Income tax (benefit)                                                39                 (82)                 (57)
                                                              --------            --------             --------
Earnings (Loss) from discontinued operations                  $     70            $   (142)            $   (115)
                                                              ========            ========             ========


NOTE D - LONG-TERM DEBT

                                                           2000                                     1999
                                             ---------------------------              -----------------------------
                                              PAYABLE            PAYABLE              Payable              Payable
                                              WITHIN              AFTER                within               after
                                             ONE YEAR            ONE YEAR             one year             one year
                                             --------            --------             --------             --------
                                                                          (in thousands)
Revolving credit loan                        $      -             $17,000            $      -             $13,500
Term loan                                       1,500               1,700               1,500               3,200
Tender offer                                        -                   -                   -               1,780
Golden Corral facility -
  Construction loan                                 -               1,000                   -               1,000
  Term loans                                      924               6,631                 231               1,769
                                              -------             -------             -------             -------

                                              $ 2,424             $26,331             $ 1,731             $21,249
                                              =======             =======             =======             =======

The portion payable after one year matures as follows:


                                                                2000             1999
                                                              ---------       -------
                                                                   (in thousands)

                                Period ending in 2001         $       -       $   3,527
                                                 2002            20,501          16,266
                                                 2003             1,283             485
                                                 2004             1,172             305
                                                 2005             1,270             666
                                   Subsequent to 2005             2,105               -
                                                              ---------       ---------
                                                              $  26,331       $  21,249
                                                              =========       =========

The revolving credit loan is a $20,000,000 unsecured line of credit, $17,000,000 of which is outstanding at May 28, 2000. Unless extended, this credit loan matures on September 1, 2001. Interest rates, currently ranging from 6.94% to 7.77%, are determined by various indices as selected by the Company. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly.

The term loan is also unsecured and is payable in monthly installments of $125,000 through July 31, 2002. Interest is also payable monthly at a rate, currently 8.5%, equal to the prime rate but not to exceed 8.5%.

The tender offer loan was arranged in August 1997, under which the Company borrowed $17,144,000 to finance the repurchase of 1,142,966 shares of the Company's common stock (see note F). In October 1999 the Company converted the $1,720,000 outstanding balance of the loan into the $20,000,000 revolving credit loan.

The Golden Corral credit facility is an unsecured draw credit line under which the Company may borrow up to $20,000,000 to construct and open Golden Corral restaurants. No more than $8,000,000 may be advanced for new restaurants under construction (Construction Loan) at any one time. As of May 28, 2000, the Company had cumulatively borrowed $9,000,000 of which $1,000,000 was a Construction Loan and $8,000,000 had been converted to Term Loans. Availability of draws ceases on September 1, 2001. Payments on Construction Loans are on an interest only basis. At the Company's option, interest on prime rate based borrowings are payable monthly, or in the case of LIBOR or CD based adjusted rate borrowings, payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The quarterly Libor based rate 7.62% is currently in effect. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Loan is converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company has the option to fix the interest rate at the lender's then cost of funds plus 150 basis points. Five Term Loans totaling $8,000,000 have fixed interest rates, the weighted average of which is 7.88%, and are being repaid in 84 equal monthly installments of principal and interest aggregating $124,684 through periods expiring in 2007.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at May 28, 2000. Compensating balances are not required by any of these loan agreements.

As of May 28, 2000, the Company had three outstanding letters of credit totaling $1,296,000 in support of its self insurance program.

NOTE E - LEASED PROPERTY

The Company has capitalized the leased property of 35% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2004. The Company also occupies office space under an operating lease which expires during 2003, with a renewal option available through 2013.

An analysis of the capitalized leased property follows:


                                                    Asset balances at

                                             ----------------------------
                                               2000                 1999
                                             -------              -------
                                                     (in thousands)
Restaurant facilities                        $ 6,306              $ 7,248
Equipment                                        977                  977
                                             -------              -------
                                               7,283                8,225
     Less accumulated amortization            (4,839)              (5,125)
                                             -------              -------
                                             $ 2,444              $ 3,100
                                             =======              =======

Total rental expense of operating leases for continuing operations was $1,470,000 in 2000, $1,389,000 in 1999, and $1,344,000 in 1998.

Future minimum lease payments under capitalized leases and operating leases for continuing operations having an initial or remaining term of one year or more follow:


                                                      Capitalized           Operating
                  Year ending in:                       leases                leases
                 ----------------                     -----------           ---------
                                                                    (in thousands)
                  2001                               $      862             $   1,254
                  2002                                      820                 1,190
                  2003                                      808                   954
                  2004                                      808                   717
                  2005                                      747                   547
                  2006 to 2020                            3,666                 1,269
                                                      ---------             ---------
                      Total                               7,711             $   5,931
                                                                            =========
                  Amount representing interest           (2,845)
                                                       --------
                  Present value of obligations            4,866
                  Portion due within one year              (355)
                                                       --------

                  Long-term obligations                 $ 4,511
                                                       ========

NOTE F - INCOME TAXES

The variations between the statutory Federal rate and the effective rates are summarized as follows:


                                                          Percent of pretax earnings
                                                     -----------------------------------
                                                        2000         1999         1998
                                                     ---------    ---------     --------
              Statutory U.S. Federal income tax          34.0         34.0         34.0
              Tax credits                                (2.5)        (1.7)        (2.9)
              State and municipal income taxes
                   (net of Federal tax benefit)           4.0          3.9          2.0
              Other                                        -            .1           .2
                                                     ---------    ---------     -------
              Effective Rate                             35.5         36.3         33.3
                                                     =========    =========     =======

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax purposes. The components of the deferred tax asset (liability) were as follows (in thousands):


                                                        2000               1999
                                                      -------             -------

Deferred compensation                                 $   679             $   681
Compensated absences                                      576                 607
Self insurance                                          1,107               1,202
Impairment of assets                                      660                 675
Other                                                     590                 450
                                                      -------             -------
Total deferred tax assets                               3,612               3,615

Investment in tax benefits                                  -                (234)
Depreciation                                             (441)               (651)
Pension contributions                                    (498)               (368)
Other                                                    (450)               (346)
                                                      -------             -------
Total deferred  tax liabilities                        (1,389)             (1,599)
                                                      -------             -------

Net deferred tax asset                                $ 2,223             $ 2,016
                                                      =======             =======

NOTE G - CAPITAL STOCK

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

The 1984 Stock Option Plan expired May 8, 1994. As of May 28, 2000, 28,488 options remain outstanding, which are exercisable within 10 years from the date of grant, expiring during periods to 2003. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends in accordance with the anti-dilution provisions of the Plan.

Transactions involving both the 1993 and the 1984 Plans are summarized below:


                                         2000                         1999                         1998
                              -------------------------    --------------------------  ------------------------
                              NO. OF         OPTION        No. of        Option        No. of         Option
                              SHARES          PRICE        Shares         Price        Shares          Price
                             ---------     -----------     -------    ------------     --------      --------
Outstanding  at

   beginning of year           169,163   $8.31 TO $20.83    134,413   $12.38 to $20.83   259,835    $14.38 -$20.83
Exercisable at

   beginning of year           108,580   $12.38 TO $20.83    96,913   $14.38 to $20.83   259,835    $14.38 - $20.83
Granted during the year         27,750   $10.06 TO $10.25    38,000   $8.31 to $11.25     37,500    $12.38
Exercised during the year            0                            0                            0
Expired during the year         68,425   $20.83                   0                      162,922    $16.81
Forfeited during the year        9,750   $8.31 TO $12.38      3,250   $11.25 to $12.38         0
                             ---------                      -------                     --------
Outstanding  at end of year    118,738   $8.31 TO $17.05    169,163   $8.31 to $20.83    134,413    $12.38 - $20.83
                             =========                      =======                     ========
Exercisable at end of year      69,987   $8.31 TO $17.05    108,580   $12.38 to $20.83    96,913    $14.38 - $20.83
                             =========                      =======                     ========

Using the fair value on the grant date under the methodology prescribed by SFAS 123, the respective pro forma effect on net income for options granted in fiscal years 2000, 1999 and 1998 amounted to charges of approximately $14,000, $16,000 and $1,400, with no effect on basic and diluted net earnings per share. These estimates were determined using the modified Black Scholes option pricing model with the following weighted average assumptions:


                                                               2000              1999             1998
                                                               ----              ----             ----

Dividend yield                                                3.18%             2.75%            2.38%
Expected volatility                                           24%               30%              22%
Risk free interest rate                                       5.82%             5.08%            5.75%
Expected lives                                                5 YEARS           5 years          5 years
Weighted average fair value of options granted                $2.32             $2.94            $2.93

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

The Company also has reserved 58,492 common shares for issuance under the Frisch's Executive Savings Plan. Shares reserved under these plans have been adjusted for stock dividends. There are no other outstanding options, warrants or rights.

Modified "Dutch Auction" Self-Tender Offer

------------------------------------------

In August 1997 the Company repurchased 1,142,966 shares of its common stock at $15.00 per share, a total cost of approximately $17,690,000. The transaction had the immediate effect of reducing the number of common shares outstanding from 7,148,334 to 6,005,368.

Stock Repurchase Program

------------------------

On October 5, 1998, the Board of Directors approved a program to repurchase up to 500,000 shares of the Company's common stock on the open market. Purchases are being made from time to time within a two-year time frame. On December 8, 1999 and June 6, 2000, the Board of Directors authorized additional repurchases of up to 200,000 and 300,000 shares, respectively. During the year ended May 28, 2000, the Company repurchased 559,508 shares at a cost of $5,503,000, bringing total repurchases since the inception of the program to 664,306 shares at a cost of $6,567,000.

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


                                           Weighted Average

                                      Common Shares Outstanding            Stock                  Total
                                         (used for Basic EPS)           Equivalents       (used for Diluted EPS)
                                         --------------------           -----------       ----------------------

May 28, 2000                                5,657,479                        924                 5,658,403
May 30, 1999                                5,966,672                        916                 5,967,588
May 31, 1998                                6,237,761                          0                 6,237,761

NOTE H - PENSION PLANS

Effective June 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revised employers' disclosures about pensions and other post retirement benefit plans. As required, disclosures for 1998 have been restated for comparative purposes.

The changes in the Company's benefit obligation are computed as follows:


                                                                                       (in thousands)
                                                                         2000                 1999                 1998
                                                                       --------             --------             --------
Projected benefit obligation at beginning of year                      $ 15,768             $ 14,765             $ 13,792
Service cost                                                              1,306                1,264                1,209
Interest cost                                                             1,114                1,018                1,013
Actuarial (gain) loss                                                      (176)                (289)                 203
Benefits paid                                                            (2,120)                (990)              (1,452)
                                                                       --------             --------             --------
Projected benefit obligation at end of year                            $ 15,892             $ 15,768             $ 14,765
                                                                       ========             ========             ========

The changes in the Plans' assets are computed as follows:


                                                                                       (in thousands)
                                                                          2000                 1999                 1998
                                                                        --------             --------             --------
Fair value of plan assets at beginning of year                          $ 23,726             $ 23,189             $ 19,782
Actual return on plan assets                                               1,615                1,317                4,449
Employer contributions                                                       421                  402                  410
Benefits paid                                                             (2,284)              (1,182)              (1,452)
                                                                        --------             --------             --------
Fair value of plan assets at end of year                                $ 23,478             $ 23,726             $ 23,189
                                                                        ========             ========             ========

The following table sets forth the Plans' funded status and amounts recognized on the Company's accompanying balance sheet:


                                                                                     (in thousands)
                                                                              2000                      1999
                                                                            -------                    -------
Funded Status                                                               $ 7,585                    $ 7,958
Unrecognized net actuarial (gain) loss                                       (6,277)                    (6,865)
Unrecognized prior service cost                                                 529                        599
Unrecognized net transition (asset)                                            (474)                      (711)
                                                                            -------                    -------
Prepaid benefit cost                                                        $ 1,363                    $   981
                                                                            =======                    =======

The weighted - average actuarial assumptions used were:


                                                                  As of       MAY 28,        May 30,       May 31,
                                                                               2000           1999          1998
                                                                               ----           ----          ----
Weighted average discount rate                                                 7.25%         7.25%          7.25%
Weighted average rate of compensation increase                                 5.50%         5.50%          5.50%
Weighted average expected long-term rate of return on plan assets              8.50%         8.50%          8.50%

Net periodic pension cost (benefit) includes the following components:


                                                                                                (in thousands)
                                                                                2000                   1999                  1998
                                                                              -------                -------                -------
Service cost                                                                  $ 1,306                $ 1,264                $ 1,209
Interest cost                                                                   1,114                  1,018                  1,013
Expected return on plan assets                                                 (1,966)                (1,907)                (1,632)
Amortization of prior service cost                                                 70                     70                     70
Amortization of net transition asset                                             (237)                  (237)                  (237)
Recognized net actuarial (gain) loss                                             (248)                  (316)                  (136)
                                                                              -------                -------                -------
Net periodic pension cost (benefit)                                           $    39                $  (108)               $   287
                                                                              =======                =======                =======

NOTE I - SEGMENT INFORMATION

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

The Company has historically had food service and lodging operations. In March 2000, the Board of Directors authorized management to develop plans to divest the lodging segment (see note C - Discontinued Operations). The Company now has two reportable segments: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment as of and for the three fiscal years in the period ended May 28, 2000 is as follows:


                                                                            (in thousands)
                                                                            --------------
                                                             2000                 1999                1998
                                                          ---------            ---------            ---------
   Revenue

      Big Boy                                             $ 153,335            $ 145,335            $ 139,565
      Franchise & other fees from sub-licenses                1,164                1,159                1,122
                                                          ---------            ---------            ---------
     Total Big Boy                                          154,499              146,494              140,687
     Golden Corral                                           12,701                1,523                    0
                                                          ---------            ---------            ---------
                                                          $ 167,200            $ 148,017            $ 140,687
                                                          =========            =========            =========

   Operating profit (loss)
      Big Boy                                             $  16,141            $  14,074            $  13,100
      Opening expense                                             0                    0                  (35)
                                                          ---------            ---------            ---------
     Total Big Boy                                           16,141               14,074               13,065

       Golden Corral                                            669                   85                    0
       Opening expense                                         (984)                (404)                   0
                                                          ---------            ---------            ---------
     Total Golden Corral                                       (315)                (319)                   0
                                                          ---------            ---------            ---------
                                                          $  15,826            $  13,755            $  13,065
                                                          =========            =========            =========

   Identifiable assets

     Big Boy                                              $  78,289            $  83,289            $  92,463
     Golden Corral                                           15,096                5,159                    0
     Discontinued operations & other                         14,394               14,978               14,261
                                                          ---------            ---------            ---------
                                                          $ 107,779            $ 103,426            $ 106,724
                                                          =========            =========            =========

   Depreciation and amortization

     Big Boy                                              $   7,835            $   8,136            $   7,828
     Golden Corral                                              428                   40                    0
     Discontinued operations & other                          1,358                1,761                1,428
                                                          ---------            ---------            ---------
                                                          $   9,621            $   9,937            $   9,256
                                                          =========            =========            =========

   Capital expenditures

     Big Boy                                              $   3,487            $   5,607            $   7,141
     Golden Corral                                            9,810                4,620                    0
     Discontinued operations & other                            540                2,482                4,094
                                                          ---------            ---------            ---------
                                                          $  13,837            $  12,709            $  11,235
                                                          =========            =========            =========

Impairment losses of $1,125,000 and $375,000 respectively, were charged against Big Boy operating profit in 1999 and 1998.

NOTE J - EXTRAORDINARY ITEM

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

NOTE K - RELATED PARTY TRANSACTIONS

In each of the three years in the period ended May 28, 2000, a Big Boy sub-licensed restaurant owned by an officer and director of the Company and two Big Boy sub-licensed restaurants owned by children and other family members of an officer and directors of the Company paid the Company franchise and advertising fees, employee leasing and other fees, and made purchases from the Company's commissary.

During the fiscal year ended May 30, 1999, three of the unprofitable Big Boy restaurants closed at the end of 1997 were sold and sub-licensed to a Big Boy franchise operator, a minority shareholder and the president of which was an officer of the Company prior to May 31, 2000. Another of the unprofitable Big Boy restaurants that closed in 1997 is currently leased and sub-licensed to this Big Boy franchise operator. In addition, this Big Boy franchise operator has acquired three other Big Boy sub-licensed restaurants from other sub-licensees of the Company. During the years ended May 28, 2000 and May 30, 1999, certain of these restaurants paid the Company rent, franchise and advertising fees and other fees and made purchases from the Company's commissary.

These transactions were effected on substantially similar terms as transactions with persons having no relationship with the Company.

QUARTERLY RESULTS (UNAUDITED)

                              Year Ended May 28, 2000                               Year Ended May 30, 1999
               ------------------------------------------------------ -----------------------------------------------------
                             (In Thousands)                                         (In Thousands)
               -------------------------------------------            -------------------------------------------
                                     Earnings                                                Earnings
                                       from                  Net                               from                  Net
                            Gross    continuing    Net     Earnings                Gross     continuing    Net     Earnings
                Revenue    profit    operations  earnings  per share   Revenue     profit    operations  earnings  per share
               ---------- ---------- ----------  --------- ---------- ----------- ---------  ----------  -------- ---------
1st Quarter      $48,922     $5,551     $1,628     $1,751      $.30      $44,178    $5,390      $1,315    $1,378      $.23
2nd Quarter       39,623      4,414      1,425      1,448       .25       35,070     4,924         780     4,454       .74
3rd Quarter       37,513      4,158      1,208        855       .16       33,171     3,771       1,159       968       .16
4th Quarter       41,142      5,585      1,814      2,092       .38       35,598     4,274       1,306     1,330       .23
               ---------- ---------- ----------  --------- ---------- ----------- ---------  ----------  -------- ---------
Year's Total    $167,200    $19,708     $6,075     $6,146     $1.09     $148,017   $18,359      $4,560    $8,130     $1.36
               ========== ========== ==========  ========= ========== =========== =========  ==========  ======== =========

The first quarter of each year contained sixteen weeks, while the last three quarters each contained twelve weeks.

Net earnings for the first quarters of 2000 and 1999 included favorable adjustments of $320,000 and $410,000 respectively, resulting from lower than anticipated claims in the Company's self insured casualty insurance program.

The second quarter of fiscal 1999 included an impairment loss of $740,000, net of tax, resulting from the closing of fifteen underperforming restaurants in 1997. In addition, the fourth quarters of fiscal 2000 and 1999 include charges to income tax expense of $90,000 and $30,000, respectively, to reflect the actual effective tax rate for the years.

During the second quarter of fiscal 1999, the Company completed the sale of its limited partnership investment in the Cincinnati Reds professional baseball team for $7,000,000 in cash. The net gain of $3,712,000 or approximately $.62 per share was reported as an extraordinary gain.

Item 9. - Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

Not applicable.

                                    PART III
                                    --------
                              (Items 10 through 13)
                              ---------------------

Item 10. - Directors and Executive Officers of the Registrant

--------   --------------------------------------------------

Information regarding directors is incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 28, 2000.

Information regarding executive officers appears at the end of Part I.

Item 11. - Executive Compensation

--------   ----------------------

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 28, 2000.

Item 12. - Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 28, 2000.

Item 13. - Certain Relationships and Related Transactions

--------   ----------------------------------------------

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 28, 2000.

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

        ---- -------------------------------------

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

         (10) Material Contracts

         ---- -------------------

             (10) (a) Area Development Agreement and Addendum effective July 25, 2000 between the Registrant and Golden Corral Franchising Systems, Inc.

             (10) (b) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 14, 1997, being Area Development Agreement and Addendum between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

             (10) (c) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 12, 1999, being Second Amendment dated October 6, 1999 to Area Development Agreement between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

             (10) (d) Exhibit (10) (a) to the Registrant's Form 10-K Annual Report for 1997, being employment agreement between the Registrant and Jack C. Maier effective June 2, 1997, is incorporated herein by reference.

             (10) (e) Exhibit (10) (a) to the Registrant's Form 10-K Annual Report for 1995, being employment contract between the Registrant and Jack C. Maier effective May 29, 1995, is incorporated herein by reference.

             (10) (f) Exhibit (10) (a) to the Registrant's Form 10-K Annual Report for 1990, being employment contract between the Registrant and Jack C. Maier dated July 20, 1990, is incorporated herein by reference.

             (10) (g) Exhibit (10) (b) to the Registrant's Form 10-K Annual Report for 1995, being employment contract between the Registrant and Craig F. Maier effective May 29, 1995, is incorporated herein by reference.

             (10) (h) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 13, 1998, being amendment dated November 24, 1998 to employment contract between the Registrant and Craig F. Maier dated May 29, 1995, is incorporated herein by reference.

             (10) (i) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Savings Plan effective November 15, 1993, is incorporated herein by reference.

             (10) (j) Exhibit (10) (b) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference.

             (10) (k) Exhibit A to the Registrant's Proxy Statement dated September 9, 1998, being the Amended and Restated 1993 Stock Option Plan, is incorporated herein by reference.

              (10)(l) Exhibit B to the Registrant's Proxy Statement dated
             September 9, 1998, being the Employee Stock Option Plan, is incorporated herein by reference.

             (10) (m) Exhibit (10) (e) to the Registrant's Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference.

             (10) (n) Exhibit (10) (f) to the Registrant's Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference.

             (10) (o) Exhibit (10) (g) to the Registrant's Form 10-K Annual Report for 1990, being Agreement between the Registrant and Craig
             F. Maier dated November 21, 1989, is incorporated herein by reference.

             (10) (p) Exhibit (10) (f) to the Registrant's amended Form 10-K Annual Report for 1988, being the Restated and Amended Area Franchise Agreement between Elias Brothers Restaurants, Inc. and the Registrant dated November 2, 1987, is incorporated herein by reference.

             (10) (q) Agreement dated June 15, 2000 between the Registrant and Elias Brothers Restaurants, Inc. modifying the Restated and Amended Area Franchise Agreement between the Registrant and Elias Brothers Restaurants, Inc. dated November 2, 1987.

         (21) Subsidiaries of the Registrant

         (27) Financial Data Schedule

b). Reports on Form 8-K:

         On March 20, 2000 under Item 5, to report that on March 14, 2000 the Company's Board of Directors authorized management to develop a plan to divest the Company's hotel operations. Financial statements were not required to be filed.

         On June 9, 2000 under Item 5, to report that on June 6, 2000 the Company's Board of Directors authorized an additional repurchase of up to 300,000 shares of the Company's common stock on the open market. This supplements the Board's previous authorizations to purchase up to 700,000 shares. Financial statements were not required to be filed.

         On July 12, 2000 under Item 5, to report quarterly financial data for the Company's fiscal year that ended May 28, 2000 that will be presented as prior year data in Forms 10-Q during the Company's fiscal year that ends June 3, 2001.

         On July 27, 2000 under Item 5, to report that the Company has signed an area development agreement with Golden Corral Franchising Systems, Inc. whereby the Company will open and operate fifteen additional Golden Corral restaurants during the next seven years in the Cleveland and Toledo, Ohio market areas.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FRISCH'S RESTAURANTS INC.
                                      (Registrant)

                           By    /s/ Donald H. Walker           August 4, 2000
                             ----------------------------   ------------------
                                   Donald H. Walker                  Date
                              Vice President, Treasurer
                               Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                          Title                                        Date
          ---------                          -----                                        ----


                                    Chairman of the Board

      /s/ Jack C. Maier             Director                                         August 10, 2000
---------------------------                                                      -------------------
        Jack C. Maier

                                    President and Chief Executive Officer

     /s/ Craig F. Maier             Director                                         August 7, 2000
---------------------------                                                      ------------------
       Craig F. Maier

      /s/ Dale P. Brown             Director                                         August 8, 2000
---------------------------                                                      ------------------
        Dale P. Brown

    /s/ Daniel W. Geeding           Director                                         August 14, 2000
---------------------------                                                      -------------------
      Daniel W. Geeding

   /s/ Lorrence T. Kellar           Director                                         August 9, 2000
---------------------------                                                      ------------------
     Lorrence T. Kellar

    /s/ Malcolm M. Knapp            Director                                         August 8, 2000
---------------------------                                                      ------------------
      Malcolm M. Knapp

    /s/ Blanche F. Maier            Director                                         August 9, 2000
---------------------------                                                      ------------------
      Blanche F. Maier

    /s/ William A. Mauch            Director                                         August 10, 2000
---------------------------                                                      -------------------
      William A. Mauch

  /s/ William J. Reik, Jr.          Director                                         August 14, 2000
---------------------------                                                      -------------------
    William J. Reik, Jr.