Form 10-Q
period 2000-09-17
FRISCHS RESTAURANTS INC
filed 2000-10-17
CIK 39047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED SEPTEMBER 17, 2000               COMMISSION FILE NUMBER 1-7323

                           FRISCH'S RESTAURANTS, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                           31-0523213
-------------------------------------                 --------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

           2800 GILBERT AVENUE, CINCINNATI, OHIO                    45206
--------------------------------------------------------------------------------
         (Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code           513-961-2660
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

                               YES    X               NO
                                  ----------             ------------

The total number of shares outstanding of the issuer's no par common stock, as of September 26, 2000 was:

                                    5,143,914

                                TABLE OF CONTENTS



                                                                         PAGE

PART I - FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENT OF EARNINGS .......................3

               CONSOLIDATED BALANCE SHEET ...............................4 - 5

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ...........6

               CONSOLIDATED STATEMENT OF CASH FLOWS .....................7

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...............8 - 18


    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS .....................19 - 22

    ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK ..............................................22

PART II - OTHER INFORMATION

    ITEM 4.    SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS ......23

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ........................23 - 25

SIGNATURE ...............................................................25



                                  FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF EARNINGS
                         SIXTEEN WEEKS ENDED SEPTEMBER 17, 2000 AND SEPTEMBER 19, 1999
                                                  (UNAUDITED)

                                                                             2000                    1999
                                                                         -----------             -----------
REVENUE
Sales                                                                    $53,888,371             $48,522,690
Other                                                                        418,487                 399,621
                                                                         -----------             -----------
       Total revenue                                                      54,306,858              48,922,311

COSTS AND EXPENSES
Cost of sales
       Food and paper                                                     17,785,693              15,819,885
       Payroll and related                                                18,490,050              16,663,553
       Other operating costs                                              11,211,510              10,488,625
                                                                         -----------             -----------
                                                                          47,487,253              42,972,063

Administrative and advertising                                             2,894,775               2,840,590
Interest                                                                     848,510                 642,955
                                                                         -----------             -----------
       Total costs and expenses                                           51,230,538              46,455,608
                                                                         -----------             -----------
       Earnings from continuing operations
       before income tax                                                   3,076,320               2,466,703
       Income taxes                                                        1,107,000                 839,000
                                                                         -----------             -----------
EARNINGS FROM CONTINUING OPERATIONS                                        1,969,320               1,627,703
INCOME FROM DISCONTINUED OPERATIONS
       (NET OF APPLICABLE TAX)                                               386,326                 123,030

                                                                         -----------             -----------
       NET EARNINGS                                                      $ 2,355,646             $ 1,750,733
Basic and diluted net earnings
       per share of common stock:
       Continuing operations                                             $       .38             $       .27
       Discontinued operations                                                   .07                     .03
                                                                         -----------             -----------
                                                                         $       .45             $       .30
                                                                         ===========             ===========

The accompanying notes are an integral part of these statements.



                                 FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET

                                                   ASSETS

                                                                   September 17,               May 28,
                                                                       2000                     2000
                                                                   (unaudited)
                                                                   ------------             ------------
CURRENT ASSETS

Cash                                                               $    223,025             $    565,089
Receivables
       Trade                                                          1,341,242                1,051,129
       Other                                                            251,860                  183,053
Inventories                                                           3,720,326                3,736,857
Prepaid expenses and sundry deposits                                  1,172,505                  818,591
Hotel assets held for sale - net                                     13,758,776               13,737,251
Prepaid and deferred income taxes                                       690,000                  686,371
                                                                   ------------             ------------
             Total current assets                                    21,157,734               20,778,341

PROPERTY AND EQUIPMENT
Land and improvements                                                25,566,760               24,058,978
Buildings                                                            50,083,539               49,249,644
Equipment and fixtures                                               53,853,611               53,198,304
Leasehold improvements and buildings on leased land                  15,068,001               14,885,289
Capitalized leases                                                    7,317,687                7,282,687
Construction in progress                                              3,648,057                1,472,138
                                                                   ------------             ------------
                                                                    155,537,655              150,147,040
       Less accumulated depreciation and amortization                77,909,436               76,246,478
                                                                   ------------             ------------
             Net property and equipment                              77,628,219               73,900,562
OTHER ASSETS
Intangible assets                                                       743,466                  744,719
Investments in land                                                     918,441                1,268,912
Property held for sale                                                2,676,547                2,823,309
Net cash surrender value-life insurance policies                      4,280,923                4,210,900
Deferred income taxes                                                 1,540,000                1,536,701
Other                                                                 2,541,994                2,515,884
                                                                   ------------             ------------
             Total other assets                                      12,701,371               13,100,425
                                                                   ------------             ------------
                                                                   $111,487,324             $107,779,328
                                                                   ============             ============

The accompanying notes are an integral part of these statements.


                                                 LIABILITIES

                                                                         September 17,               May 28,
                                                                             2000                     2000
                                                                         (unaudited)
                                                                         ------------              ------------
CURRENT LIABILITIES
Long-term obligations due within one year
       Long-term debt                                                    $  2,449,269              $  2,424,211
       Obligations under capitalized leases                                   394,460                   354,755
       Self insurance                                                         816,178                   851,096
Accounts payable                                                            9,576,561                 7,377,357
Accrued expenses                                                            5,293,049                 6,277,932
Income Taxes                                                                  573,283                   436,715
                                                                         ------------              ------------
             Total current liabilities                                     19,102,800                17,722,066

LONG-TERM OBLIGATIONS
Long-term debt                                                             29,011,391                26,330,582
Obligations under capitalized leases                                        4,793,549                 4,511,312
Self insurance                                                              2,676,896                 2,924,433
Other                                                                       2,162,519                 2,124,272
                                                                         ------------              ------------
             Total long-term obligations                                   38,644,355                35,890,599
COMMITMENTS                                                                      --                        --

SHAREHOLDERS' EQUITY

Capital stock
       Preferred stock - authorized, 3,000,000 shares
             without par value; none issued                                      --                        --
       Common stock - authorized, 12,000,000 shares
             without par value; issued, 7,362,279
             shares - stated value - $1                                     7,362,279                 7,362,279
Additional contributed capital                                             60,314,442                60,345,436
                                                                         ------------              ------------
                                                                           67,676,721                67,707,715
Retained earnings                                                          15,724,515                14,196,749
                                                                         ------------              ------------
                                                                           83,401,236                81,904,464
Less cost of treasury stock (2,204,865 and 2,017,526 shares)               29,661,067                27,737,801
                                                                         ------------              ------------
             Total shareholders' equity                                    53,740,169                54,166,663
                                                                         ------------              ------------
                                                                         $111,487,324              $107,779,328
                                                                         ============              ============




                                        FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               SIXTEEN WEEKS ENDED SEPTEMBER 17, 2000 AND SEPTEMBER 19, 1999
                                                        (UNAUDITED)

                                        Common stock
                                       at $1 per share -    Additional
                                         Shares and         contributed          Retained             Treasury
                                           amount             capital            earnings              shares              Total
                                        ------------       ------------        ------------        ------------        ------------

Balance at May 30, 1999                 $  7,362,279       $ 60,401,456        $  9,804,637        $(22,280,869)       $ 55,287,503
Net earnings for sixteen weeks                  --                 --             1,750,733                --             1,750,733
Treasury shares reissued                        --              (14,947)               --                45,022              30,075
Treasury shares acquired                        --                 --                  --              (822,825)           (822,825)
Cash dividends  - $.15 per share                --                 --              (878,469)               --              (878,469)
                                        ------------       ------------        ------------        ------------        ------------
Balance at September 19, 1999              7,362,279         60,386,509          10,676,901         (23,058,672)         55,367,017
Net earnings for thirty-six weeks               --                 --             4,394,808                --             4,394,808
Treasury shares reissued                        --                 (396)               --                 1,089                 693
Treasury shares acquired                        --                 --                  --            (4,680,218)         (4,680,218)
Employee Stock Ownership Plan                   --              (40,677)               --                  --               (40,677)
Cash dividends  - $.16 per share                --                 --              (874,960)               --              (874,960)
                                        ------------       ------------        ------------        ------------        ------------
Balance at May 28, 2000                    7,362,279         60,345,436          14,196,749         (27,737,801)         54,166,663
Net earnings for sixteen weeks                  --                 --             2,355,646                --             2,355,646
Treasury shares reissued                        --              (30,994)               --               121,564              90,570
Treasury shares acquired                        --                 --                  --            (2,044,830)         (2,044,830)
Cash dividends  - $.16 per share                --                 --              (827,880)               --              (827,880)
                                        ------------       ------------        ------------        ------------        ------------

Balance at September 17, 2000           $  7,362,279       $ 60,314,442        $ 15,724,515        $(29,661,067)       $ 53,740,169
                                        ============       ============        ============        ============        ============


The accompanying notes are an integral part of these statements.



                                             FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                    SIXTEEN WEEKS ENDED SEPTEMBER 17, 2000 AND SEPTEMBER 19, 1999
                                                             (UNAUDITED)
                                                                                        2000                     1999
                                                                                   -------------             ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                          $ 2,355,646              $ 1,750,733
Adjustments to reconcile net income
     to net cash from operating activities:
     Depreciation and amortization                                                    2,684,088                3,026,417
     (Gain) loss on disposition of assets                                              (143,295)                  90,404
     Changes in assets and liabilities:
         Increase in receivables                                                       (358,920)                 (42,974)
         Decrease (Increase) in inventories                                              16,531                 (371,493)
         Increase in prepaid  expenses and sundry deposits                             (353,914)                (990,164)
         Increase in accounts payable                                                 1,786,611                1,166,336
         Decrease in accrued expenses                                                  (984,883)                (279,902)
         Increase (decrease) in accrued income taxes                                    132,939                  (53,778)
         Increase in other assets                                                      (144,811)                 (34,484)
         Decrease in self insured obligations                                          (282,455)                (345,949)
         Increase (decrease) in other liabilities                                        38,247                  (63,213)
                                                                                    -----------              -----------
             Net cash provided by operating activities                                4,745,784                3,851,933

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Additions to property and equipment                                                  (6,192,363)              (6,517,483)
Proceeds from disposition of property                                                   826,396                    5,490
Decrease (increase) in other assets                                                      44,857                  (12,621)
                                                                                    -----------              -----------
             Net cash (used in) investing activities                                 (5,321,110)              (6,524,614)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from borrowings                                                              3,500,000                4,500,000
Payment of long-term obligations                                                       (897,191)                (750,217)
Cash dividends paid                                                                    (415,287)                (412,527)
Treasury share transactions                                                          (1,954,260)                (792,750)
                                                                                    -----------              -----------
             Net cash provided by financing activities                                  233,262                2,544,506
                                                                                    -----------              -----------
Net decrease in cash and equivalents                                                   (342,064)                (128,175)
Cash and equivalents at beginning of year                                               565,089                  200,200
                                                                                    -----------              -----------
Cash and equivalents at end of quarter                                              $   223,025              $    72,025
                                                                                    ===========              ===========
Supplemental disclosures:
Interest paid                                                                       $ 1,044,912              $   590,660
Income taxes paid                                                                     1,195,360                  971,565
Income tax refunds received                                                                --                     15,789
Dividends declared but not paid                                                         412,593                  465,942


The accompanying notes are an integral part of these statements.

                  Frisch's Restaurants, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     First Quarter ended September 17, 2000

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

Fiscal Year
-----------

The Company's fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth year, the additional week needed to make a 53-week year is added to the fourth quarter, resulting in a thirteen-week fourth quarter. The current fiscal year will have a thirteen-week fourth quarter.

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

Cash and Cash Equivalents
-------------------------

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $655,000 were included in accounts payable as of September 17, 2000.

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at September 17, 2000 and May 28, 2000.

Inventories
-----------

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - ACCOUNTING POLICIES (CONTINUED)

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

During the fourth quarter of fiscal year 1997, the Company closed fifteen Big Boy restaurants in certain markets in which cash flow losses had occurred. All but two of the properties closed at the end of fiscal 1997 have been disposed of through September 17, 2000. The two properties are listed for sale with a broker, and are carried at a net realizable value of approximately $1,037,000 on the Company's balance sheet at September 17, 2000 as a component of the long-term asset caption "Property held for sale." Certain surplus land is also currently held for sale and is stated at the lower of cost or market.

Intangible Assets and Other Assets
----------------------------------

The excess of cost over equity in net assets of subsidiaries acquired prior to November 1, 1970, approximating $710,000, is not currently being amortized because, in the opinion of management, the value has not decreased.

The Golden Corral license agreement requires the Company to pay initial license fees for each new restaurant. Amortization of the initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of the individual restaurant franchise agreement.

New Store Opening Costs
-----------------------

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for Golden Corral restaurants for the sixteen weeks ended September 17, 2000 and September 19, 1999 were $386,000 and $455,000 respectively. No opening costs were incurred for Big Boy restaurants.

Benefit Plans
-------------

The Company has two qualified defined benefit pension plans covering substantially all of its eligible employees. Plan benefits are based on years-of-service and other factors. However, beginning January 1, 2000, benefit accruals have been limited under these plans for "highly compensated employees". The Company's funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. The Company also has two non-qualified supplemental retirement plans for "highly compensated employees" to make them whole for plan imposed and Internal Revenue Code imposed limitations on their benefit accruals under the Company's qualified plans.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - ACCOUNTING POLICIES (CONTINUED)


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

Income Taxes
------------

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes. The provision for income taxes in all periods has been computed based on management's estimate of the tax rate for the entire year.

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

                                                            Sixteen weeks ended
                                                 September 17,           September 19,
                                                      2000                    1999
                                                 -------------           -------------
                                                             (in thousands)

Total revenue                                     $  3,709                  $  3,917
Cost of sales                           $  2,974                  $  3,627
Administrative and advertising               131                       104
                                        --------                  --------
Total costs and expenses                             3,105                     3,731
                                                  --------                  --------
Earnings before income tax                             604                       186
Income tax                                             218                        63
                                                  --------                  --------
Earnings from discontinued operations             $    386                  $    123
                                                  ========                  ========


NOTE D - LONG-TERM DEBT

                                              September 17, 2000                 May 28, 2000
                                            -----------------------         -------------------
                                              Payable      Payable          Payable       Payable
                                              within        after           within         after
                                             one year     one year          one year     one year
                                             --------     --------          --------     --------
                                                                (in thousands)
Revolving credit loan                       $    --     $  18,500           $    --     $  17,000
Term loan                                      1,500        1,200              1,500        1,700
Golden Corral facility -
  Construction loan                              --         3,000                 --        1,000
  Term loans                                     949        6,311                924        6,631
                                            ---------   ----------          ---------   ---------

                                            $  2,449    $  29,011           $  2,424    $  26,331
                                            =========   ==========          =========   =========

The portion payable after one year matures as follows:

                                                            September 17,      May 28,
                                                                2000             2000
                                                              ---------       -------
                                                                   (in thousands)

                                Period ending in 2002         $  23,728       $  20,501
                                                 2003             1,113           1,283
                                                 2004             1,204           1,172
                                                 2005             1,304           1,270
                                                 2006             1,291           1,372
                                   Subsequent to 2006               371             733
                                                              ---------       ---------
                                                              $  29,011       $  26,331
                                                              =========       =========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LONG-TERM DEBT (CONTINUED)

The revolving credit loan is a $20,000,000 unsecured line of credit, $18,500,000 of which is outstanding at September 17, 2000. In September 2000, the maturation of this credit loan was extended to September 1, 2002. Interest rates, ranging from 7.60% to 7.65% as of September 17, 2000, are determined by various indices as selected by the Company. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly.

The term loan is also unsecured and is payable in monthly installments of $125,000 through July 31, 2002. Interest is also payable monthly at a rate equal to the prime rate, but not to exceed 8.5%. The rate in effect as of September 17, 2000 was 8.5%.

The Golden Corral credit facility is an unsecured draw credit line under which the Company may borrow up to $20,000,000 to construct and open Golden Corral restaurants. No more than $8,000,000 may be advanced for new restaurants under construction (Construction Loan) at any one time. As of September 17, 2000, the Company had cumulatively borrowed $11,000,000 of which $3,000,000 was a Construction Loan and $8,000,000 had been converted to Term Loans. In September 2000, the availability of draws was extended to August 31, 2002. Payments on Construction Loans are on an interest only basis. At the Company's option, interest on prime rate based borrowings are payable monthly, or in the case of LIBOR or CD based adjusted rate borrowings, payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Monthly CD based rates ranging from 7.58% to 7.61% were in effect as of September 17, 2000. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Loan is converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company has the option to fix the interest rate at the lender's then cost of funds plus 150 basis points. Five Term Loans totaling $8,000,000 have fixed interest rates, the weighted average of which is 7.88%, and are being repaid in 84 equal monthly installments of principal and interest aggregating $124,684 through periods expiring in 2007. Any outstanding construction loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2002.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at September 17, 2000. Compensating balances are not required by any of these loan agreements.

As of September 17, 2000, the Company had three outstanding letters of credit totaling $598,000 in support of its self insurance program.

NOTE E - LEASED PROPERTY

The Company has capitalized the leased property of 35% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2005. The Company also occupies office space under an operating lease that expires during 2003, with a renewal option available through 2013.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - LEASED PROPERTY (CONTINUED)

An analysis of the capitalized leased property follows:

                                                         Asset balances at
                                                    ----------------------
                                                  September 17,      May 28,
                                                       2000            2000
                                                    ---------        ------
                                                          (in thousands)
           Restaurant facilities                    $  6,306          $  6,306
           Equipment                                   1,012               977
                                                    ---------         --------
                                                       7,318             7,283
                Less accumulated amortization         (4,564)           (4,839)
                                                    ---------         --------
                                                    $  2,754          $  2,444
                                                    =========         ========

Total rental expense of operating leases for continuing operations was $495,000 at September 17, 2000 and $437,000 at September 19, 1999.

Future minimum lease payments under capitalized leases and operating leases for continuing operations having an initial or remaining term of one year or more follow:

                                                   Capitalized       Operating
                  Period ending September 19,        leases           leases
                  ---------------------------      -----------      ----------
                                                            (in thousands)
                  2001                              $   932           $  1,223
                  2002                                  907              1,154
                  2003                                  902                893
                  2004                                  896                678
                  2005                                  821                465
                  2006 to 2018                        3,586              1,184
                                                    -------           --------
                      Total                           8,044           $  5,597
                                                                      ========
                  Amount representing interest       (2,856)
                                                    -------
                  Present value of obligations        5,188
                  Portion due within one-year          (394)
                                                    -------

                  Long-term obligations             $ 4,794
                                                    =======

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

The 1984 Stock Option Plan expired May 8, 1994. As of September 17, 2000, 28,488 options remain outstanding, which are exercisable within 10 years from the date of grant, expiring during periods to 2003. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends (the latest of which was declared and paid in fiscal year 1997) in accordance with the anti-dilution provisions of the Plan.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK (CONTINUED)

Transactions involving both the 1993 and the 1984 Plans are summarized below:

                                                Sixteen weeks ended       Sixteen weeks ended
                                                 September 17, 2000        September 19, 1999
                                           ----------------------------  -----------------------
                                              No. of        Option        No. of         Option
                                              Shares         Price        Shares          Price
                                              ------         -----        ------          -----
Outstanding  at
   beginning of year                          118,738   $8.31 to $17.05    169,163  $8.31 to $20.83
Exercisable at
   beginning of year                           69,987   $8.31 to $17.05    108,580  $12.38 to $20.83
Granted during the sixteen weeks              100,478   $9.94 to $12.06     20,750  $10.25
Exercised during the sixteen weeks                  0                            0
Expired during the sixteen weeks                    0                            0
Forfeited during the sixteen weeks                  0                            0
Outstanding at end of quarter                 219,216   $8.31 to $17.05    189,913  $8.31 to $20.83
Exercisable at end of quarter                  83,155   $8.31 to $17.05    121,830  $11.25 to 20.83

Using the fair value on the grant date under the methodology prescribed by SFAS 123, the respective pro forma effect on net income for options granted in fiscal years 2000 and 1999 would have amounted to annual charges of approximately $14,000 and $16,000, respectively, with no effect on basic and diluted net earnings per share. These estimates were determined using the modified Black Scholes option pricing model with the following weighted average assumptions:

                                                  2000              1999
                                                  ----              ----

Dividend yield                                   3.18%             2.75%
Expected volatility                              24%               30%
Risk free interest rate                          5.82%             5.08%
Expected lives                                   5 years           5 years
Weighted average fair value of options granted   $2.32             $2.94

Pro forma disclosures of net income and basic and diluted net earnings per share for the sixteen weeks ended September 17, 2000 and September 19, 1999 were similarly not materially different from reported results.

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

The Company also has reserved 58,492 common shares for issuance under the Frisch's Executive Savings Plan. Shares reserved under all plans have been adjusted for stock dividends. There are no other outstanding options, warrants or rights.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK (CONTINUED)

Stock Repurchase Program
------------------------

The Company has a stock repurchase program under which the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market during a two-year time frame that expired October 5, 2000. During the sixteen weeks ended September 17, 2000, the Company repurchased 196,180 shares at a cost of $2,045,000, bringing total repurchases since the inception of the program to 860,486 shares at a cost of $8,612,000. On October 2, 2000, the Board of Directors authorized a program to repurchase up to 500,000 additional shares to replace the program that expired October 5, 2000. Purchases will be made from time to time in the open market or through block trades during a two year time frame.

Earnings Per Share
------------------

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of employee stock options.

                                        Weighted Average
                                    Common Shares Outstanding       Stock                  Total
                                       (used for Basic EPS)      Equivalents       (used for Diluted EPS)
                                       --------------------      -----------       ----------------------

Quarter ending September 17, 2000           5,201,080               10,798              5,211,878
Quarter ending September 19, 1999           5,866,919                1,540              5,868,459

NOTE G - PENSION PLANS

The Company sponsors two qualified defined benefit pension plans covering substantially all of its eligible employees, plus two non-qualified supplemental retirement plans for "highly compensated employees." The changes in the Company's benefit obligation are computed as follows for the years ended May 28, 2000 and May 30, 1999 (latest available data):

                                                                              (in thousands)
                                                                          2000              1999
                                                                          ----              ----
Projected benefit obligation at beginning of year                      $  15,768          $14,765
Service cost                                                               1,306            1,264
Interest cost                                                              1,114            1,018
Actuarial gain                                                              (176)            (289)
Benefits paid                                                             (2,120)            (990)
                                                                       ---------         --------
Projected benefit obligation at end of year                            $  15,892         $ 15,768
                                                                       ==========        ========

The changes in the plans' assets are computed as follows for the years ended May 28, 2000 and May 30, 1999 (latest available data):

                                                                              (in thousands)
                                                                          2000              1999
                                                                          ----              ----
Fair value of plan assets at beginning of year                         $  23,726          $23,189
Actual return on plan assets                                               1,615            1,317
Employer contributions                                                       421              402
Benefits paid                                                             (2,284)          (1,182)
                                                                       ---------         --------
Fair value of plan assets at end of year                               $  23,478         $ 23,726
                                                                       ==========        ========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - PENSION PLANS (CONTINUED)

The following table sets forth the plans' funded status and amounts recognized on the Company's balance sheet at May 28, 2000 and May 30, 1999 (latest available data):

                                                                       (in thousands)
                                                                   2000              1999
                                                                   ----              ----
Funded status                                                    $  7,585           $7,958
Unrecognized net actuarial gain                                    (6,277)          (6,865)
Unrecognized prior service cost                                       529              599
Unrecognized net transition (asset)                                  (474)            (711)
                                                                 --------          -------
Prepaid benefit cost                                             $  1,363          $   981
                                                                 =========         =======

The weighted - average actuarial assumptions used were:

                                                                               As of
                                                                       May 28,        May 30,
                                                                        2000           1999
                                                                        ----           ----
Weighted average discount rate                                          7.25%         7.25%
Weighted average rate of compensation increase                          5.50%         5.50%
Weighted average expected long-term rate of return on plan assets       8.50%         8.50%


Net periodic pension cost for the sixteen weeks ended September 17, 2000 and September 19, 1999 was $49,000 and $37,000 respectively.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - SEGMENT INFORMATION

The Company has historically had food service and lodging operations. In March 2000, the Board of Directors authorized management to develop plans to divest the lodging operation (see note C - Discontinued Operations). Under Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." the Company now has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

                                                     Sixteen weeks ended
                                               September 17,    September 19,
                                                    2000            1999
                                                    ----            ----
                                                        (in thousands)

   Revenue
       Big Boy                                   $   48,171     $   46,385
       Franchise & other fees from sub-licenses         379            369
                                                 ----------     ----------
     Total Big Boy                                   48,550         46,754
     Golden Corral                                    5,757          2,168
                                                 ----------     ----------
                                                 $   54,307     $   48,922
                                                 ==========     ==========

   Operating profit (loss)
       Big Boy                                   $    5,088     $    4,694
       Opening expense                                  --            --
                                                 ----------     ----------
     Total Big Boy                                    5,088          4,694

       Golden Corral                                    445            167
       Opening expense                                 (386)          (455)
                                                 ----------     ----------
     Total Golden Corral                                 59           (288)

                                                 $    5,147     $    4,406
                                                 ===========    ==========

Depreciation and amortization
     Big Boy                                     $    2,473     $    2,441
     Golden Corral                                      211             51
     Discontinued operations & other                      -            534
                                                 ----------     ----------
                                                 $    2,684     $    3,026
                                                 ===========    ==========

Capital Expenditures
     Big Boy                                     $    1,202     $    1,065
     Golden Corral                                    4,970          5,214
     Discontinued operations                             20            238
                                                 ----------     ----------
                                                 $    6,192     $    6,517
                                                 ===========    ==========

                                                            As of
                                               September 17,       May 28,
                                                    2000            2000
                                                    ----            ----
Identifiable assets
     Big Boy                                     $   77,061     $   78,289
     Golden Corral                                   20,027         15,096
     Discontinued operations                         14,399         14,394
                                                 ----------     ----------
                                                 $  111,487     $  107,779
                                                 ===========    ==========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I - RELATED PARTY TRANSACTIONS

During the sixteen weeks ended September 17, 2000 and September 19, 1999, a Big Boy sub-licensed restaurant owned by an officer and director of the Company and two Big Boy sub-licensed restaurants owned by children and other family members of an officer and directors of the Company paid the Company franchise and advertising fees, employee leasing and other fees, and made purchases from the Company's commissary.

During the fiscal year ended May 30, 1999, three unprofitable Big Boy restaurants that closed at the end of 1997 were sold and sub-licensed to a Big Boy franchise operator, a minority shareholder and the president of which was an officer of the Company prior to May 31, 2000. Another unprofitable Big Boy restaurant that closed in 1997 is currently leased and sub-licensed to this Big Boy franchise operator. In addition, this Big Boy franchise operator has acquired three other Big Boy sub-licensed restaurants from other sub-licensees of the Company. During the sixteen weeks ended September 17, 2000 and September 19, 1999, certain of these restaurants paid the Company rent, franchise and advertising fees and other fees and made purchases from the Company's commissary.

These transactions were effected on substantially similar terms as transactions with persons having no relationship with the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS
-------------

Overview
--------

Earnings from continuing operations for the first quarter ended September 17, 2000 were $1,969,000, or $.38 per share, compared to $1,628,000 or $.27 per share in last year's first quarter. Total revenue from continuing operations for the first quarter ended September 17, 2000 was $54,307,000, an increase of $5,385,000 or 11 percent from the comparable period last year.

In March 2000, the Board of Directors authorized management to develop a plan to divest the Company's hotel operations. Proceeds from the sale are expected to result in a gain on disposal sufficient to cover any operating losses that may be incurred during the phase-out period. The Company's net earnings for the first quarter ended September 17, 2000 included hotel earnings of $386,000 or $.07 per share, while net earnings for the first quarter ended September 19, 1999 included net income from hotel operations of $123,000 or $.03 per share. The quarter ended September 17, 2000 does not include a provision for hotel depreciation, as results from hotel operations are accounted for as discontinued operations in the accompanying financial statements. Depreciation expense of $534,000 is reflected in discontinued hotel operations for last year's first quarter. The discussion of results of operations has been adjusted to exclude comparisons of the hotel summary information shown in the table below:

                                         Sept. 17, 2000        Sept. 19, 1999
                                         --------------        --------------
                                                    (in thousands)

Total revenue                                 $  3,709              $  3,917
Cost of sales                        $  2,974              $  3,627
Administrative and advertising            131                   104
                                     --------              --------
Total costs and expenses                         3,105                 3,731
                                              --------              --------
Earnings before income tax                         604                   186
Income tax                                         218                    63
                                              --------             ---------
Earnings from discontinued operations         $    386             $     123
                                              =========            =========



Results of Operations
---------------------

Same store sales in Big Boy restaurants improved by 4.2 percent during the first quarter ended September 17, 2000, marking the twelfth consecutive quarter that Big Boy same store sales gains have been achieved. While introductions of new menu items with higher price points helped to produce higher dining room sales, strong sales from carryout and drive-thru trade continued to drive the majority of the sales increase. In addition, menu prices were increased 1.5 percent shortly before last year's first quarter ended and were raised just under 2 percent near the end of the third quarter of fiscal 2000. Another menu price increase of 1.5 percent was implemented in September, 2000. The Company did not open or close any Big Boy restaurants during the last twelve months. One new Big Boy restaurant is expected to open in April 2001.

Sales from Golden Corral restaurants were $5,757,000 during the first quarter ended September 17, 2000, an increase of $3,589,000 from last year's first quarter. Five Golden Corral restaurants were in operation for the entire first quarter this year, and a sixth one opened at the end of July, 2000. Only one Golden Corral was in operation for the entire first quarter last year, while two more were opened during the quarter. The Company plans to build a total of 40 Golden Corrals through 2007, including the seventh one that opened in late September, 2000, plus four more before the end of the fiscal year in May, 2001.

Cost of sales in the first quarter ended September 17, 2000 increased $4,515,000 or 10.5 percent higher than last year's first quarter, roughly proportionate to the 11 percent revenue increase. As a percentage of revenue, cost of sales was
87.4 percent and 87.8 percent, respectively, in the first quarters of fiscal years 2001 and 2000. An analysis of the components of cost of sales follows.

As a percentage of Big Boy sales, food and paper costs in Big Boy restaurants were 31.6 percent and 31.1 of revenue, respectively, during the first quarters of fiscal years 2001 and 2000. Food cost for Big Boy restaurants continues to benefit from higher sales of carryout and drive-thru meals, which usually have lower food cost percentages than typical dining room meals. However, higher prices paid for certain commodities, especially pork and beef, continue to drive food and paper costs higher. The impact of food cost in Golden Corral restaurants, which as a percentage of sales is much higher than in Big Boy restaurants, resulted in consolidated food and paper costs of 32.8 percent and 32.3 percent of revenue, respectively, during the first quarters of fiscal years 2001 and 2000.

Payroll and related expenses were 34 percent and 34.1 percent of revenue, respectively, during the first quarters of fiscal years 2001 and 2000. Payroll and related expenses benefited from favorable claims experience in the Company's self-insurance programs, as reserve estimates were lowered in the first quarters of both fiscal years. Without these adjustments, payroll and related expenses would have been 34.6 percent and 34.9 percent of revenue, respectively, in the first quarters of fiscal years 2001 and 2000. Higher pay rates driven by tight labor conditions continue to adversely affect these percentages. In addition, the first quarter ended September 17, 2000 included higher expense for the Company's variable compensation program for restaurant management. However, two factors kept this year's first quarter payroll percentage below last year's first quarter percentage. First, the costs of certain employee benefits are fixed and do not rise with higher levels of pay or higher sales levels. Second, payroll and related expense percentages for Golden Corral restaurants are lower than for Big Boy restaurants. Therefore, more Golden Corral restaurants in operation during this year's first quarter resulted in lower consolidated percentages when compared against last year.

It is increasingly likely that the federal minimum wage will soon be increased by a dollar per hour to be phased in over a two year period. Based on current labor conditions, such an increase would not be expected to have an immediate, material effect on the Company's payroll costs, especially if the final legislation does not change the cash wage for tipped employees.

Other operating expenses decreased to 20.6 percent of revenue during the quarter ended September 17, 2000 from 21.4 percent in last year's first quarter. As these expenses tend to be more fixed in nature, the sales increases cause these costs to be a lower percentage of revenue. Other operating costs in this year's first quarter include opening costs of approximately $386,000 for the Company's Golden Corral restaurants (including $227,000 for future restaurants). Last year's first quarter included opening costs of $455,000 (including $76,000 for restaurants that were not yet in operation). Excluding all opening expenses, pretax operating earnings for Golden Corral restaurants would have been $445,000 in this year's first quarter compared with $167,000 in last year's first quarter.

Administrative and advertising expense in the first quarter ended September 17, 2000 increased $54,000 or 1.9 percent higher than last year's first quarter. This year's increase is principally due to higher spending for Big Boy advertising proportionate with the higher sales levels, reflecting the Company's policy of spending a constant percentage of sales dollars, and higher corporate bonus accruals commensurate with the earnings improvement, less a gain from the disposition of certain property.

Interest expense in the first quarter ended September 17, 2000, increased $206,000 or 32 percent higher than last year's first quarter. The increase resulted from the impact of borrowing $11,000,000 over the course of fiscal 2000 together with $3,500,000 borrowed in this year's first quarter. Proceeds that are expected later in fiscal year 2001 from the sale of the hotel properties will be used to repay debt which should result in substantial, albeit temporary interest savings, as continued borrowing is likely for the foreseeable future to fund construction of Golden Corral restaurants and Big Boy restaurant expansion.

The estimated effective tax rate as a percentage of pre-tax earnings was 36 percent in the first quarter ended September 17, 2000, compared with 34 percent last year's first quarter. This year's tax rate is higher for two reasons. Higher earnings expectations in fiscal 2001 causes federal tax credits to be a lower percentage of pretax earnings which in turn results in a higher effective tax rate. This year's estimated tax rate also contains higher provisions for state income taxes principally associated with expected gains from the sale of the hotel properties.

Liquidity and Capital Resources
-------------------------------

The Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry. The deficit is often substantial, but management believes that such position does not hinder the Company's ability to satisfactorily retire its obligations when due, as substantially all the Company's retail sales are cash or credit card sales, and the Company's revolving credit line is readily available when needed. A positive working capital position has been established since the third quarter of fiscal 2000, reflecting the classification of the assets of the Company's discontinued hotel operations as current assets, in anticipation of their sale.

Cash provided by operating activities during the first quarter of fiscal 2001 was $4,746,000, an increase of $894,000 over last year's first quarter. These cash flows were generated principally from net income and depreciation. Together with funds from external borrowing, these cash flows were utilized for discretionary capital projects (principally Golden Corral expansion), dividends, repurchases of the Company's common stock, and to service debt.

Investing activities during the first quarter of fiscal 2001 included $6,192,000 in capital costs, a decrease of $325,000 from last year's first quarter. This year's first quarter's capital spending included $4,970,000 for Golden Corral, $540,000 to remodel seven Big Boy restaurants, and $682,000 in routine equipment replacements and other capital outlays. Proceeds from property sales were $826,000 in this year's first quarter. No property sales were transacted during last year's first quarter. The Company expects to receive at least $14,000,000, net of expenses, from the sale of its hotel properties. The sale proceeds will be used in the short term to repay debt on a revolving credit line, and ultimately will be reinvested in Big Boy and Golden Corral restaurant expansion. The Company is also expecting sale proceeds of at least $1,500,000 from closed restaurants and certain excess property during the next two quarters.

Financing activities in the first quarter of fiscal 2001 included $2,000,000 of new debt borrowed against the Golden Corral credit facility. In addition, $1,500,000 of new debt was borrowed on the $20,000,000 revolving line of credit. Scheduled long-term debt payments of $897,000 were also made. A regular quarterly $.08 per share cash dividend to shareholders totaling $415,000 was paid during the quarter ended September 17, 2000. Another $.08 per share cash dividend was paid October 10, 2000. The Company has a stock repurchase program that expired October 5, 2000. During the quarter ended September 17, 2000, the Company repurchased 196,180 of its common shares at a cost of $2,045,000, bringing the total repurchases since the inception of the program to 860,486 shares at a cost of $8,612,000. On October 2, 2000, the Board of Directors authorized a program to repurchase up to 500,000 additional shares to replace the program that expired. Repurchases will be made from time to time on the open market or through block trades during a two-year time frame.

Current Big Boy restaurant expansion plans call for construction of the first Big Boy restaurant in over three years to begin in November, 2000. Its grand opening is set for April, 2001. Construction of two additional Big Boy restaurants should be underway by the end of the fiscal year in May, 2001, including the replacement of an older Big Boy restaurant on its existing site. The estimated cash outlay to build and equip each of these restaurants is $1,550,000, excluding land. Several new sites for Big Boy expansion will likely also be acquired during the year. Costs to remodel eleven Big Boy restaurants scheduled over the remainder of fiscal 2001 are expected to be approximately $625,000.

The Company's development agreements with Golden Corral Franchising Systems, Inc. call for the Company to open 40 Golden Corral restaurants through December 31, 2007. Six restaurants were in operation as of September 17, 2000. The seventh Golden Corral restaurant opened in Louisville, Kentucky shortly after the end of the first quarter. In addition, four more Golden Corrals are scheduled to be open by the end of the fiscal year in May 2001. On average, the approximate cost to build and equip each Golden Corral restaurant is $2,650,000, including land.

Expansion costs are being funded through a combination of cash flow, an exclusive credit facility for Golden Corral construction and a revolving credit loan. The Company's Golden Corral credit facility provides for unsecured borrowing of up to $20,000,000 for Golden Corral construction through August 31, 2002, of which $9,000,000 remained available to be borrowed as of September 17, 2000. The revolving loan is a $20,000,000 unsecured line of credit, of which $1,500,000 remained available for borrowing as of September 17, 2000. Expected proceeds of at least $14,000,000 from the sale of the Company's hotel properties will be used to pay down the revolving debt, substantially restoring the availability of credit to be drawn upon as needed to fund expansion or if needed for working capital.

Risk Factors and Safe Harbor Statement
--------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------------------------------------------------------------------

The Company has market risk exposure to interest rate changes primarily relating to the $20,000,000 revolving credit loan, the outstanding balance of which was $18,500,000 as of September 17, 2000. Interest rates are determined by various indices for periods of one, two or three months as selected by the Company. The indices include the London Interbank Offered Rate (LIBOR) and the average rate being offered by top quality banks in the national secondary market for certificates of deposit (CD), plus the then applicable LIBOR/CD spread as periodically adjusted, ranging from a minimum of 87.5 basis points to a maximum of 150 basis points. Any portion of the note with respect to which a LIBOR or CD based rate is not in effect bears interest equal to the prime rate. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates.

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

          a)   The Annual Meeting of Shareholders was held on October 2, 2000.

          b) Directors elected on October 2, 2000 to serve until the 2002 annual meeting of shareholders:

                      Jack C. Maier                   William J. Reik, Jr.
                      William A. Mauch                Lorrence T. Kellar

               Directors whose terms continued after the meeting (serving until the 2001 annual meeting of shareholders):

                      Craig F. Maier                  Daniel W. Geeding
                      Malcolm M. Knapp                Blanche F. Maier
                      Dale P. Brown

          c)   The following matters were voted upon:

               1) Election of Directors to serve until the 2002 annual meeting of shareholders:

                                                                      Withheld
                                  Name                     For        Authority
                                  ----                     ---        ---------
                            Jack C. Maier              4,735,325      132,900
                            William A. Mauch           4,710,337      157,888
                            William J. Reik, Jr.       4,719,048      149,177
                            Lorrence T. Kellar         4,709,048      159,177

               2) Management proposal to ratify and approve the appointment of Grant Thornton LLP as independent auditors was approved. It received the following votes:

                                         For            Against       Abstain
                                         ---            -------       -------
                                      4,802,891         61,565         3,749

          d)   Not applicable


Item 6.  Exhibits and reports on Form 8-K.

           a)  Exhibits

               (3) Articles of Incorporation and By-Laws
               --- -------------------------------------

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

               (10) Material Contracts
               -----------------------

                  (10)(a) Exhibit 10(a) to the Registrant's Form 10-K Annual Report for 2000, being the Area Development Agreement and Addendum effective July 25, 2000 between the Registrant and Golden Corral Franchising Systems, Inc., is incorporated herein by reference.

                  (10)(b) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 14, 1997, being Area Development Agreement and Addendum between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

                  (10)(c) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 12, 1999, being Second Amendment dated October 6, 1999 to Area Development Agreement between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

                  (10)(d) Employment agreement between the Registrant and Jack
                  C. Maier effective May 29, 2000 is filed herewith.*

                  (10)(e) Exhibit (10) (a) to the Registrant's Form 10-K Annual Report for 1997, being employment agreement between the Registrant and Jack C. Maier effective June 2, 1997, is incorporated herein by reference.*

                  (10)(f) Employment agreement and Amendment between the Registrant and Craig F. Maier effective June 4, 2000 is filed herewith.*

                  (10)(g) Exhibit (10) (b) to the Registrant's Form 10-K Annual Report for 1995, being employment contract between the Registrant and Craig F. Maier effective May 29, 1995, is incorporated herein by reference.*

                  (10)(h) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 13, 1998, being amendment dated November 24, 1998 to employment contract between the Registrant and Craig F. Maier dated May 29, 1995, is incorporated herein by reference.*

                  (10)(i) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Savings Plan effective November 15, 1993, is incorporated herein by reference.*

                  (10)(j) Exhibit (10) (b) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference.*

                  (10)(k) Exhibit A to the Registrant's Proxy Statement dated September 9, 1998, being the Amended and Restated 1993 Stock Option Plan, is incorporated herein by reference.*

                   (10)(l) Exhibit B to the Registrant's Proxy Statement dated
                  September 9, 1998, being the Employee Stock Option Plan, is incorporated herein by reference.*

                  (10)(m) Exhibit (10) (e) to the Registrant's Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference.*

                  (10)(n) Exhibit (10) (f) to the Registrant's Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference.*

                  (10)(o) Exhibit (10) (g) to the Registrant's Form 10-K Annual Report for 1990, being the Agreement between the Registrant and Craig F. Maier dated November 21, 1989, is incorporated herein by reference.*

                  (10)(p) Exhibit (10) (f) to the Registrant's amended Form 10-K Annual Report for 1988, being the Restated and Amended Area Franchise Agreement between Elias Brothers Restaurants, Inc. and the Registrant dated November 2, 1987, is incorporated herein by reference.

                  (10)(q) Exhibit 10 (q) to the Registrant's Form 10-K Annual Report for 2000, being the Agreement dated June 15, 2000 between the Registrant and Elias Brothers Restaurants, Inc. modifying the Restated and Amended Area Franchise Agreement between the Registrant and Elias Brothers Restaurants, Inc. dated November 2, 1987, is incorporated herein by reference.

                  *denotes compensatory plan or agreement.

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

                    On October 4, 2000 under Item 5, to report that on October 2, 2000 the Company's Board of Directors approved a program to repurchase up to 500,000 shares of the Company's common stock to replace a similar expiring program. Purchases will be made from time to time within a two year time frame.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FRISCH'S RESTAURANTS, INC.
                                        -------------------------
                                               (registrant)


DATE    October 17, 2000
    ----------------------


                                        BY     /s/ Donald H. Walker
                                          -------------------------
                                                 Donald H. Walker
                                      Vice President - Finance, Treasurer and
                                     Principal Financial and Accounting Officer