Form 10-Q
period 2000-12-10
FRISCHS RESTAURANTS INC
filed 2001-01-12
CIK 39047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED DECEMBER 10, 2000                COMMISSION FILE NUMBER 1-7323

                           FRISCH'S RESTAURANTS, INC.
    ----------------------------------------------------------------------------
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

The total number of shares outstanding of the issuer's no par common stock, as of December 29, 2000 was:

                                    5,076,814


                                TABLE OF CONTENTS

                                                                                         PAGE

PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS
                    CONSOLIDATED STATEMENT OF EARNINGS ....................................3

                    CONSOLIDATED BALANCE SHEET ............................................4 - 5

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ........................6

                    CONSOLIDATED STATEMENT OF CASH FLOWS ..................................7

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ............................8 - 18


         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS ..................................19 - 22

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK ..........................................................23

PART II - OTHER INFORMATION

         ITEM 4.    SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS ..................24

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ....................................24 - 26

SIGNATURE ................................................................................27


                                             FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENT OF EARNINGS
                                                             (UNAUDITED)

                                                              Twenty-Eight Weeks Ended                  Twelve Weeks Ended
                                                            -----------------------------       -----------------------------
                                                             December 10,     December 12,      December 10,      December 12,
                                                                 2000             1999              2000             1999
                                                            -----------       -----------       -----------       -----------
REVENUE
Sales                                                       $97,369,021       $87,842,895       $43,480,650       $39,320,205
Other                                                           780,749           702,469           362,262           302,848
                                                            -----------       -----------       -----------       -----------
       Total revenue                                         98,149,770        88,545,364        43,842,912        39,623,053

COSTS AND EXPENSES
Cost of sales
       Food and paper                                        32,271,715        28,746,541        14,486,022        12,926,656
       Payroll and related                                   33,439,935        30,274,971        14,949,885        13,611,417
       Other operating costs                                 19,802,870        18,856,263         8,591,360         8,367,638
                                                            -----------       -----------       -----------       -----------
                                                             85,514,520        77,877,775        38,027,267        34,905,711

Administrative and advertising                                5,652,703         4,902,562         2,757,928         2,061,973
Impairment of long lived assets                                 474,062              --             474,062              --
Interest                                                      1,495,356         1,140,359           646,846           497,404
                                                            -----------       -----------       -----------       -----------

       Total costs and expenses                              93,136,641        83,920,696        41,906,103        37,465,088
                                                            -----------       -----------       -----------       -----------
       Earnings from continuing operations
       before income tax                                      5,013,129         4,624,668         1,936,809         2,157,965

       Income taxes                                           1,804,000         1,572,000           697,000           733,000
                                                            -----------       -----------       -----------       -----------

EARNINGS FROM CONTINUING OPERATIONS                           3,209,129         3,052,668         1,239,809         1,424,965

Income from discontinued operations
       (net of applicable tax)                                  540,227           146,383           153,901            23,353
Gain on disposal of discontinued
       operations (net of applicable tax)                       539,716              --             539,716              --
                                                            -----------       -----------       -----------       -----------
EARNINGS FROM DISCONTINUED OPERATIONS                         1,079,943           146,383           693,617            23,353

                                                            -----------       -----------       -----------       -----------
       NET EARNINGS                                         $ 4,289,072       $ 3,199,051       $ 1,933,426       $ 1,448,318
                                                            ===========       ===========       ===========       ===========
Basic  and diluted net earnings
       per share of common stock:
       Continuing operations                                $       .62       $       .52       $       .24       $       .25
       Discontinued operations                                      .21               .03               .14              --
                                                            -----------       -----------       -----------       -----------
                                                            $       .83       $       .55       $       .38       $       .25
                                                            ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these statements.



                                             FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET

                                                               ASSETS

                                                                          December 10,                May 28,
                                                                              2000                     2000
                                                                          (unaudited)
                                                                          ------------             ------------
CURRENT ASSETS

Cash                                                                      $    220,900             $    565,089
Receivables
       Trade                                                                 1,375,476                1,051,129
       Other                                                                   287,885                  183,053
Inventories                                                                  3,681,384                3,736,857
Prepaid expenses and sundry deposits                                           930,629                  818,591
Hotel assets held for sale - net                                             3,346,685               13,737,251
Prepaid and deferred income taxes                                              690,000                  686,371
                                                                          ------------             ------------
             Total current assets                                           10,532,959               20,778,341

PROPERTY AND EQUIPMENT
Land and improvements                                                       25,705,353               24,058,978
Buildings                                                                   48,690,106               49,249,644
Equipment and fixtures                                                      53,593,686               53,198,304
Leasehold improvements and buildings on leased land                         16,422,564               14,885,289
Capitalized leases                                                           7,317,687                7,282,687
Construction in progress                                                     6,401,163                1,472,138
                                                                          ------------             ------------
                                                                           158,130,559              150,147,040
       Less accumulated depreciation and amortization                       78,485,733               76,246,478
                                                                          ------------             ------------

             Net property and equipment                                     79,644,826               73,900,562

OTHER ASSETS
Intangible assets                                                              742,525                  744,719
Investments in land                                                            885,298                1,268,912
Property held for sale                                                       2,609,846                2,823,309
Net cash surrender value-life insurance policies                             4,280,200                4,210,900
Deferred income taxes                                                        1,540,000                1,536,701
Other                                                                        2,522,307                2,515,884
                                                                          ------------             ------------

             Total other assets                                             12,580,176               13,100,425
                                                                          ------------             ------------
                                                                          $102,757,961             $107,779,328
                                                                          ============             ============


The accompanying notes are an integral part of these statements.

                                  LIABILITIES

                                                                        December 10,              May 28,
                                                                            2000                   2000
                                                                       (unaudited)
                                                                        ------------            ------------
CURRENT LIABILITIES

Long-term obligations due within one year
       Long-term debt                                                   $  2,690,803            $  2,424,211
       Obligations under capitalized leases                                  387,912                 354,755
       Self insurance                                                        857,681                 851,096
Accounts payable                                                           9,928,746               7,377,357
Accrued expenses                                                           5,459,304               6,277,932
Income Taxes                                                                 623,708                 436,715
                                                                        ------------            ------------

             Total current liabilities                                    19,948,154              17,722,066

LONG-TERM OBLIGATIONS
Long-term debt                                                            18,625,226              26,330,582
Obligations under capitalized leases                                       4,716,196               4,511,312
Self insurance                                                             2,996,069               2,924,433
Other                                                                      2,092,862               2,124,272
                                                                        ------------            ------------

             Total long-term obligations                                  28,430,353              35,890,599

COMMITMENTS                                                                     --                      --

SHAREHOLDERS' EQUITY
Capital stock
       Preferred stock - authorized, 3,000,000 shares
             without par value; none issued                                     --                      --
       Common stock - authorized, 12,000,000 shares
             without par value; issued, 7,362,279
             shares - stated value - $1                                    7,362,279               7,362,279
Additional contributed capital                                            60,289,165              60,345,436
                                                                        ------------            ------------

                                                                          67,651,444              67,707,715
Retained earnings                                                         17,252,789              14,196,749
                                                                        ------------            ------------

                                                                          84,904,233              81,904,464
Less cost of treasury stock (2,281,865 and 2,017,526 shares)              30,524,779              27,737,801
                                                                        ------------            ------------

             Total shareholders' equity                                   54,379,454              54,166,663
                                                                        ------------            ------------

                                                                        $102,757,961            $107,779,328
                                                                        ============            ============



                                             FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  TWENTY-EIGHT WEEKS ENDED DECEMBER 10, 2000 AND DECEMBER 12, 1999
                                                             (UNAUDITED)

                                              Common stock
                                             at $1 per share -   Additional
                                                 Shares and      contributed         Retained         Treasury
                                                   amount          capital           earnings           shares            Total
                                                ------------     ------------      ------------      ------------      ------------
Balance at May 30, 1999                         $  7,362,279     $ 60,401,456      $  9,804,637      $(22,280,869)     $ 55,287,503

Net earnings for twenty-eight weeks                     --               --           3,199,051              --           3,199,051

Treasury shares acquired                                --               --                --          (4,012,917)       (4,012,917)

Treasury shares reissued                                --            (14,947)             --              45,022            30,075

Employee Stock Ownership Plan                           --            (20,845)             --                --             (20,845)

Cash dividends  - $.23 per share                        --               --          (1,319,045)             --          (1,319,045)
                                                ------------     ------------      ------------      ------------      ------------
Balance at December 12, 1999                       7,362,279       60,365,664        11,684,643       (26,248,764)       53,163,822

Net earnings for twenty-four weeks                      --               --           2,946,490              --           2,946,490

Treasury shares reissued                                --               (396)             --               1,089               693

Treasury shares acquired                                --                                 --          (1,490,126)       (1,490,126)

Employee Stock Ownership Plan                           --            (19,832)             --                --             (19,832)

Cash dividends  - $.08 per share                        --               --            (434,384)             --            (434,384)
                                                ------------     ------------      ------------      ------------      ------------
Balance at May 28, 2000                            7,362,279       60,345,436        14,196,749       (27,737,801)       54,166,663

Net earnings for twenty-eight weeks                     --               --           4,289,072              --           4,289,072

Treasury shares reissued                                --            (30,994)             --             121,564            90,570

Treasury shares acquired                                --               --                --          (2,908,542)       (2,908,542)

Employee Stock Ownership Plan                           --            (25,277)             --                               (25,277)

Cash dividends  - $.24 per share                        --               --          (1,233,032)             --          (1,233,032)
                                                ------------     ------------      ------------      ------------      ------------

Balance at December 10, 2000                    $  7,362,279     $ 60,289,165      $ 17,252,789      $(30,524,779)     $ 54,379,454
                                                ============     ============      ============      ============      ============


The accompanying notes are an integral part of these statements.


                                             FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                  TWENTY-EIGHT WEEKS ENDED DECEMBER 10, 2000 AND DECEMBER 12, 1999
                                                             (UNAUDITED)
                                                                                             2000                  1999
                                                                                         ------------          ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                               $  4,289,072          $  3,199,051
Adjustments to reconcile net income
        to net cash from operating activities:
        Depreciation and amortization                                                       4,628,674             5,373,742
        (Gain) loss on disposition of assets                                                 (678,170)              242,360
        Impairment of long-lived assets                                                       474,062                  --
        Changes in assets and liabilities:
              Increase in receivables                                                        (429,179)             (141,086)
              Decrease (increase) in inventories                                               55,473              (243,421)
              Increase in prepaid  expenses and sundry deposits                              (112,038)             (121,986)
              Increase in accounts payable                                                  2,145,244             1,370,680
              Decrease in accrued expenses                                                   (818,628)              (92,604)
              Increase (decrease) in accrued income taxes                                     183,364              (187,220)
              Increase in other assets                                                       (107,346)             (133,887)
              Increase (decrease) in self insured obligations                                  78,221              (520,913)
              Decrease in other liabilities                                                   (81,410)             (189,115)
                                                                                         ------------          ------------
                    Net cash provided by operating activities                               9,627,339             8,555,601

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Additions to property and equipment                                                       (11,389,061)           (9,965,051)
Proceeds from disposition of property                                                      12,685,578               170,214
Decrease (increase) in other assets                                                            27,814               (43,174)
                                                                                         ------------          ------------
                    Net cash provided by (used in) investing activities                     1,324,331            (9,838,011)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings                                                                    5,500,000             9,500,000
Payment of long-term obligations                                                          (13,125,723)           (3,318,971)
Cash dividends paid                                                                          (826,887)             (878,432)
Treasury share transactions                                                                (2,817,972)           (3,982,842)
Employee Stock Ownership Plan                                                                 (25,277)              (20,845)
                                                                                         ------------          ------------
                    Net cash (used in) provided by financing activities                   (11,295,859)            1,298,910
                                                                                         ------------          ------------
Net (decrease) increase in cash and equivalents                                              (344,189)               16,500
Cash and equivalents at beginning of year                                                     565,089               200,200
                                                                                         ------------          ------------
Cash and equivalents at end of quarter                                                   $    220,900          $    216,700
                                                                                         ============          ============
Supplemental disclosures:
Interest paid                                                                            $  1,693,784          $  1,255,533
Income taxes paid                                                                           2,231,935             1,915,252
Income tax refunds received                                                                      --                  82,318
Dividends declared but not paid                                                               406,145               440,613

The accompanying notes are an integral part of these statements

                   Frisch's Restaurants, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Second Quarter ended December 10, 2000

NOTE A - DESCRIPTION OF THE BUSINESS

Frisch's Restaurants, Inc., headquartered in Cincinnati, Ohio, operates and sub-licenses family restaurants, most of which have "drive-thru" service, which use the trade name Frisch's Big Boy, and the Company operates Golden Corral grill buffet restaurants. These operations are located in various regions of Ohio, Kentucky and Indiana. Additionally, the Company operates a high rise hotel in metropolitan Cincinnati, which is accounted for as a discontinued operation (see note C). Trademarks which the Company has the right to use include "Frisch's," "Big Boy," "Golden Corral" and "Quality Hotel."

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

Fiscal Year
-----------

The Company's fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth year, the additional week needed to make a 53-week year is added to the fourth quarter, resulting in a thirteen-week fourth quarter. The current 2001 fiscal year will have a thirteen-week fourth quarter.

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

Cash and Cash Equivalents
-------------------------

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $410,000 were included in accounts payable as of December 10, 2000.

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at December 10, 2000 and May 28, 2000.

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

During the quarter ended December 10, 2000, a Big Boy restaurant in which cash flow losses had been experienced was identified for closing. A non-cash pretax charge of $500,000 was recorded as an impairment loss to reduce the carrying value of the property to estimated net realizable value, as determined by the Company's past experience in disposing of unprofitable restaurant properties. The Company expects to dispose of this property within the next twelve months. Its net realizable value is carried on the Company's balance sheet as a component of the long-term asset caption "Property held for sale." Certain surplus property is also currently held for sale and is stated at the lower of cost or market.

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

New Store Opening Costs
-----------------------

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for Golden Corral restaurants for the twenty-eight weeks ended December 10, 2000 and December 12, 1999 were $624,000 and $761,000 respectively, and was $238,000 and $306,000 respectively, for the twelve weeks ended December 10, 2000 and December 12, 1999. No opening costs were incurred for Big Boy restaurants during the comparable twenty-eight and twelve week periods.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - ACCOUNTING POLICIES (CONTINUED)

Benefit Plans
-------------

The Company has two qualified defined benefit pension plans covering substantially all of its eligible employees. Plan benefits are based on years-of-service and other factors. The Company's funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. In addition, the Company has an unfunded Executive Retirement Plan that provides a supplemental retirement benefit to the executive officers of the Company and certain other "highly compensated employees" whose benefits under the qualified plans are reduced when their compensation exceeds Internal Revenue Code imposed limitations or when elective salary deferrals are made to the Company's non-qualified Executive Savings Plan.

Commencing in the year 2000, the executive officers of the Company and certain other "highly compensated employees" began receiving comparable pension benefits through a non-qualified Nondeferred Cash Balance Plan instead of accruing additional benefits under the qualified defined benefit pension plans and the unfunded Executive Retirement Plan.

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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - DISCONTINUED OPERATIONS

In March 2000, the Company announced strategic plans to divest the Company's two hotel operations - the Clarion Riverview Hotel and the Quality Hotel Central. The plans called for continuing to operate the hotels until buyers were found and accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

In November 2000, the Company disposed of the Clarion Hotel Riverview for $12,000,000 cash. Net of selling expenses, the sale resulted in a gain on disposal of approximately $765,000 net of taxes. The sale of the Quality Hotel Central is anticipated to be completed before the end of the current fiscal year. Net of selling expenses, the sale is expected to result in an estimated loss on disposal of approximately $225,000 net of taxes. Provision for the estimated loss is reflected in the overall net gain on disposition of discontinued operations, as reported in conjunction with the related results of discontinued operations. The carrying value of the Quality Hotel Central, which is comprised of real property, equipment, furnishings and fixtures, has been lowered to reflect the anticipated loss, and is carried as a current asset under the caption "Hotel assets held for sale - net".

The following information summarizes results of discontinued operations:

                                                      Twenty-eight weeks ended             Twelve weeks ended
                                                      Dec. 10,        Dec. 12,         Dec. 10,         Dec. 12,
                                                       2000             1999             2000             1999
                                                      ------           ------           ------           ------
                                                                           (in thousands)
Total revenue                                         $5,786           $6,892           $2,077           $2,975
Total costs and expenses                               4,942            6,670            1,837            2,939
                                                      ------           ------           ------           ------
Earnings before income tax                               844              222              240               36
Income tax                                               304               76               86               13
                                                      ------           ------           ------           ------
Earnings from discontinued operations                    540              146              154               23

Gain on disposal of discontinued
    operations (net of tax of $303)                      540             --                540             --
                                                      ------           ------           ------           ------

Net earnings from discontinued operations             $1,080           $  146           $  694           $   23
                                                      ======           ======           ======           ======



The current year information does not include provisions for depreciation expense. The prior year includes depreciation charges of $411,000 and $945,000 respectively, for the twelve and twenty-eight weeks ended December 12, 1999.

NOTE D - LONG-TERM DEBT

                                                            December 10, 2000                         May 28, 2000
                                                      ----------------------------           ----------------------------
                                                      Payable             Payable             Payable            Payable
                                                       within              after               within              after
                                                      one year            one year           one year             one year
                                                      -------             -------             -------             -------
                                                                                (in thousands)
Revolving credit loan                                 $  --               $ 7,000             $  --               $17,000
Term loan                                               1,500                 825               1,500               1,700
Golden Corral facility -
  Construction loan                                      --                 3,000                --                 1,000
  Term loans                                            1,191               7,800                 924               6,631
                                                      -------             -------             -------             -------

                                                      $ 2,691             $18,625             $ 2,424             $26,331
                                                      =======             =======             =======             =======

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LONG-TERM DEBT (CONTINUED)

The portion payable after one year matures as follows:

                                                    December 10,                  May 28,
                                                         2000                       2000
                                                     -----------                 ---------
                                                                 (in thousands)

                        Period ending in 2002      $        12,115            $        20,501
                                         2003                1,398                      1,283
                                         2004                1,513                      1,172
                                         2005                1,641                      1,270
                                         2006                1,607                      1,372
                           Subsequent to 2006                  351                        733
                                                   ---------------            ---------------
                                                   $        18,625            $        26,331
                                                   ===============            ===============

The revolving credit loan is a $20,000,000 unsecured line of credit, $7,000,000 of which is outstanding at December 10, 2000. In September 2000, the maturity date of this credit loan was extended to September 1, 2002. Interest rates, ranging from 7.51% to 7.70% as of December 10, 2000, are determined by various indices as selected by the Company. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly.

The term loan is also unsecured and is payable in monthly installments of $125,000 through July 31, 2002. Interest is also payable monthly at a rate equal to the prime rate, but not to exceed 8.5%. The rate in effect as of December 10, 2000 was 8.5%.

The Golden Corral credit facility is an unsecured draw credit line under which the Company may borrow up to $20,000,000 to construct and open Golden Corral restaurants. No more than $8,000,000 may be advanced for new restaurants under construction (Construction Loan) at any one time. As of December 10, 2000, the Company had cumulatively borrowed $13,000,000 of which $3,000,000 was a Construction Loan and $10,000,000 had been converted to Term Loans. In September 2000, the availability of draws was extended to August 31, 2002. Payments on Construction Loans are on an interest only basis. At the Company's option, interest on prime rate based borrowings are payable monthly, or in the case of LIBOR or CD based adjusted rate borrowings, payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Quarterly CD based rates ranging from 7.51% to 7.73% were in effect as of December 10, 2000. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Loan is converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company has the option to fix the interest rate at the lender's then cost of funds plus 150 basis points. Six Term Loans totaling $10,000,000 have fixed interest rates, the weighted average of which is 7.95%, and are being repaid in 84 equal monthly installments of principal and interest aggregating $156,224 through periods expiring in 2007. Any outstanding construction loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2002.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at December 10, 2000. Compensating balances are not required by any of these loan agreements.

As of December 10, 2000, the Company had three outstanding letters of credit totaling $598,000 in support of its self-insurance program.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - LEASED PROPERTY

The Company has capitalized the leased property of 34% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2005. The Company also occupies office space under an operating lease that expires during 2003, with a renewal option available through 2013.

An analysis of the capitalized leased property follows:

                                                                                Asset balances at
                                                                  ------------------------------------------
                                                                    December 10,                   May 28,
                                                                        2000                        2000
                                                                  -------------                -------------
                                                                                 (in thousands)
                  Restaurant facilities                           $       6,306                $       6,306
                  Equipment                                               1,012                          977
                                                                  -------------                -------------
                                                                          7,318                        7,283
                          Less accumulated amortization                  (4,659)                      (4,839)
                                                                  -------------                --------------
                                                                  $       2,659                $       2,444
                                                                  =============                =============

Total rental expense of operating leases for continuing operations was $907,000 and $752,000 respectively, for the twenty eight weeks ended December 10, 2000 and December 12, 1999, and was $412,000 and $315,000 respectively, for the twelve weeks ended December 10, 2000 and December 12, 1999.

Future minimum lease payments under capitalized leases and operating leases for continuing operations having an initial or remaining term of one year or more follow:

                                                                             Capitalized                       Operating
                             Period ending December 10,                        leases                            leases
                             --------------------------                    --------------                    ------------
                                                                                              (in thousands)
                             2001                                          $      930                        $      1,271
                             2002                                                 902                               1,192
                             2003                                                 902                                 917
                             2004                                                 879                                 758
                             2005                                                 812                                 473
                             2006 to 2018                                       3,409                               2,771
                                                                           ----------                        ------------
                                    Total                                       7,834                        $      7,382
                                                                                                             ============
                             Amount representing interest                      (2,730)
                                                                           ----------
                             Present value of obligations                       5,104
                             Portion due within one-year                         (388)
                                                                           ----------

                             Long-term obligations                         $    4,716
                                                                           ==========

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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK (CONTINUED)

The 1984 Stock Option Plan expired May 8, 1994. As of December 10, 2000, 28,488 options remain outstanding, which are exercisable within 10 years from the date of grant, expiring during periods to 2003. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends (the latest of which was declared and paid in fiscal year 1997) in accordance with the anti-dilution provisions of the Plan.

Transactions involving both the 1993 and the 1984 Plans are summarized below:

                                                               Twenty-eight weeks ended             Twenty-eight weeks ended
                                                                    December 10, 2000                   December 12, 1999
                                                           ------------------------------       -------------------------------
                                                            No. of            Option             No. of             Option
                                                            Shares            Price              Shares              Price
                                                            ------            -----              ------              -----
Outstanding  at
    beginning of year                                      118,738        $8.31 to $17.05        169,163        $ 8.31 to $20.83
Exercisable at
    beginning of year                                       69,987        $8.31 to $17.05        108,580        $12.38 to $20.83
Granted during the twenty-eight weeks                      107,478        $9.94 to $12.06         27,750        $10.06 to $10.25
Exercised during the twenty-eight weeks                          0                                     0
Expired during the twenty-eight weeks                            0                                68,425        $20.83
Forfeited during the twenty-eight weeks                      1,417        $9.94 to $12.38              0
Outstanding at end of quarter                              224,799        $8.31 to $17.05        128,488        $ 8.31 to $17.05
Exercisable at end of quarter                               83,155        $8.31 to $17.05         60,404        $ 8.31 to $17.05

Using the fair value on the grant date under the methodology prescribed by SFAS 123, the respective pro forma effect on net income for options granted in fiscal years 2000 and 1999 would have amounted to annual charges of approximately $14,000 and $16,000, respectively, with no effect on basic and diluted net earnings per share. These estimates were determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

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

Pro forma disclosures of net income and basic and diluted net earnings per share for the twelve and twenty-eight weeks ended December 10, 2000 and December 12, 1999 were similarly not materially different from reported results.

Shareholders approved the Employee Stock Option Plan in October 1998. The Plan was effective November 1, 1998 and provides employees who have completed 90 days continuous service an opportunity to purchase shares of the Company's common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company's treasury.

The Company also has reserved 58,492 common shares for issuance under the non-qualified Executive Savings Plan. Shares reserved under all plans have been adjusted for stock dividends. There are no other outstanding options, warrants or rights.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK (CONTINUED)

Stock Repurchase Program
------------------------

The program that authorized the repurchase of up to 1,000,000 shares of the Company's common stock was completed in September 2000. A total of 875,986 shares were repurchased over the two-year life of the program at a cost of $8,779,000, including 211,680 shares at a cost of $2,211,000 since the beginning of fiscal year 2001. On October 2, 2000, the Board of Directors authorized a replacement program to repurchase up to 500,000 additional shares from time to time on the open market or through block trades during a two-year time frame. Through December 10, 2000, the Company repurchased 61,500 shares at a cost of $697,000 pursuant to the new authorization. During the twenty-eight weeks ended December 10, 2000, the Company repurchased a total of 273,180 shares at a cost of $2,908,000.

Earnings Per Share
------------------

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

                                        Weighted Average
                                   Common Shares Outstanding          Stock                  Total
                                       (used for Basic EPS)         Equivalents      (used for Diluted EPS)
                                       --------------------         -----------      ----------------------

Quarter ending December 10, 2000           5,122,414                  15,664               5,138,078
Year to date December 10, 2000             5,167,366                  12,801               5,180,167

Quarter ending December 12, 1999           5,786,815                   1,147               5,787,962
Year to date December 12, 1999             5,832,589                   1,293               5,833,882

NOTE G - PENSION PLANS

The Company sponsors two qualified defined benefit pension plans covering substantially all of its eligible employees, plus two non-qualified supplemental retirement plans for "highly compensated employees." The changes in the Company's benefit obligation are computed as follows for the years ended May 28, 2000 and May 30, 1999 (latest available data):

                                                                                                      (in thousands)
                                                                                             2000                        1999
                                                                                             ----                        ----
Projected benefit obligation at beginning of year                                     $       15,768                $    14,765
Service cost                                                                                   1,306                      1,264
Interest cost                                                                                  1,114                      1,018
Actuarial gain                                                                                  (176)                      (289)
Benefits paid                                                                                 (2,120)                      (990)
                                                                                      --------------                -----------
Projected benefit obligation at end of year                                           $       15,892                $    15,768
                                                                                      ==============                ===========

The changes in the plans' assets are computed as follows for the years ended May 28, 2000 and May 30, 1999 (latest available data):

                                                                                                      (in thousands)
                                                                                             2000                        1999
                                                                                             ----                        ----
Fair value of plan assets at beginning of year                                        $     23,726                  $   23,189
Actual return on plan assets                                                                 1,615                       1,317
Employer contributions                                                                         421                         402
Benefits paid                                                                               (2,284)                     (1,182)
                                                                                      ------------                  ----------
Fair value of plan assets at end of year                                              $     23,478                  $   23,726
                                                                                      ============                  ==========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - PENSION PLANS (CONTINUED)

The following table sets forth the plans' funded status and amounts recognized on the Company's balance sheet at May 28, 2000 and May 30, 1999 (latest available data):

                                                                            (in thousands)
                                                                        2000           1999
                                                                        ----           ----
Funded status                                                         $ 7,585         $ 7,958
Unrecognized net actuarial gain                                        (6,277)         (6,865)
Unrecognized prior service cost                                           529             599
Unrecognized net transition (asset)                                      (474)           (711)
                                                                      -------         -------
Prepaid benefit cost                                                  $ 1,363         $   981
                                                                      =======         =======

The weighted - average actuarial assumptions used were:

                                                                              As of
                                                                       May 28,         May 30,
                                                                        2000             1999
                                                                      -------          -------
Weighted average discount rate                                           7.25%          7.25%
Weighted average rate of compensation increase                           5.50%          5.50%
Weighted average expected long-term rate of return on plan assets        8.50%          8.50%


Net periodic pension cost (benefit) for the twenty-eight weeks ended December 10, 2000 and December 12, 1999 was $91,000 and $33,000 respectively, and was $42,000 and $(4,000) respectively, for the twelve weeks ended December 10, 2000 and December 12, 1999.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - SEGMENT INFORMATION

The Company has historically had food service and lodging operations. In March 2000, the Board of Directors authorized management to develop plans to divest the lodging operation (see note C - Discontinued Operations). Under Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" the Company now has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

                                                                     Twenty-eight weeks ended        Twelve Weeks ended
                                                                       Dec. 10,    Dec. 12,          Dec. 10,    Dec. 12,
                                                                         2000        1999             2000         1999
                                                                      ---------    ---------        ---------    ---------
                                                                                       (in thousands)
    Revenue
           Big Boy                                                    $  86,116    $  82,752        $  37,945    $  36,367
           Franchise & other fees from sub-licenses                         714          627              335          258
                                                                      ---------    ---------        ---------    ---------
        Total Big Boy                                                    86,830       83,379           38,280       36,625
        Golden Corral                                                    11,320        5,166            5,563        2,998
                                                                      ---------    ---------        ---------    ---------
                                                                      $  98,150    $  88,545        $  43,843    $  39,623
                                                                      =========    =========        =========    =========

    Operating profit (loss)
           Big Boy                                                    $   9,066    $   8,357        $   3,978    $   3,663
           Opening expense                                                 --           --               --           --
                                                                      ---------    ---------        ---------    ---------
        Total Big Boy                                                     9,066        8,357            3,978        3,663

           Golden Corral                                                    690          315              245          148
           Opening expense                                                 (624)        (761)            (238)        (306)
                                                                      ---------    ---------        ---------    ---------
        Total Golden Corral                                                  66         (446)               7         (158)

                                                                      $   9,132    $   7,911        $   3,985    $   3,505
                                                                      =========    =========        =========    =========

Depreciation and amortization
        Big Boy                                                       $   4,207    $   4,284        $   1,734    $   1,843
        Golden Corral                                                       422          145              211           94
        Discontinued operations                                            --            945             --            411
                                                                      ---------    ---------        ---------    ---------
                                                                      $   4,629    $   5,374        $   1,945    $   2,348
                                                                      =========    =========        =========    =========

Capital Expenditures
        Big Boy                                                       $   2,069    $   1,667        $     867    $     602
        Golden Corral                                                     9,300        7,818            4,330        2,604
        Discontinued operations                                              20          480             --            242
                                                                      ---------    ---------        ---------    ---------
                                                                      $  11,389    $   9,965        $   5,197    $   3,448
                                                                      =========    =========        =========    =========

                                                                               As of
                                                                     December 10,    May 28,
                                                                         2000         2000
                                                                    -----------    ---------
Identifiable assets
        Big Boy                                                       $  74,751    $  78,289
        Golden Corral                                                    24,261       15,096
        Discontinued operations                                           3,746       14,394
                                                                      ---------    ---------
                                                                      $ 102,758    $ 107,779
                                                                      =========    =========


                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I - RELATED PARTY TRANSACTIONS

During the twenty-eight weeks ended December 10, 2000 and December 12, 1999, a Big Boy sub-licensed restaurant owned by an officer and director of the Company and two Big Boy sub-licensed restaurants owned by children and other family members of an officer and directors of the Company paid the Company franchise and advertising fees, employee leasing and other fees, and made purchases from the Company's commissary.

During the fiscal year ended May 30, 1999, three unprofitable Big Boy restaurants that closed at the end of 1997 were sold and sub-licensed to a Big Boy franchise operator, a minority shareholder and the president of which was an officer of the Company prior to May 31, 2000. During the year ended May 31, 2000, another unprofitable Big Boy restaurant that closed in 1997 was sub-leased and sub-licensed to this Big Boy franchise operator. In addition, this Big Boy franchise operator has acquired three other Big Boy sub-licensed restaurants from other sub-licensees of the Company. During the twenty-eight weeks ended December 10, 2000 and December 12, 1999, certain of these restaurants paid the Company rent, franchise and advertising fees and other fees and made purchases from the Company's commissary.

These transactions were effected on substantially similar terms as transactions with persons having no relationship with the Company.

NOTE J - SUBSEQUENT EVENTS

In January 2001, the Company reached an agreement with Liggett Restaurant Enterprises LLC, giving the Company exclusive, irrevocable ownership of certain rights to the "Big Boy" trademark, trade name and service mark in its core operating areas in Ohio, Kentucky and Indiana, and in parts of Tennessee. In exchange for these rights and the sum of $1,230,000, the Company sold Liggett the Company's sub-franchise "Big Boy" rights in the states of Florida, Texas, Oklahoma and Kansas. The Company is to receive $500,000 in cash initially, and a note receivable for $730,000. After discounting the note, the Company will record pretax income of $1,100,000 in the third quarter of fiscal 2001.

Also in January 2001, the Company announced the closing of an unprofitable Big Boy restaurant in Downtown Cincinnati. The Company expects to record a charge to pretax earnings in the third quarter of fiscal 2001 of approximately $1,075,000, principally for a write-off of leasehold improvements and future occupancy costs, including rent, property taxes and other executory costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS
-------------

Overview
--------

Earnings from continuing operations for the twelve-week second quarter ended December 10, 2000 were $1,240,000, or $.24 per share, compared to $1,425,000 or $.25 per share in last year's comparable quarter. This year's second quarter was adversely impacted by an impairment of assets charge of $500,000 ($320,000 net after income tax, or $.06 per share) to lower the carrying value of a Big Boy restaurant that management decided to close prior to quarter end. Total revenue from continuing operations for the second quarter ended December 10, 2000 was $43,843,000, an increase of $4,220,000 or 10.7 percent from the comparable quarter last year.

For the twenty-eight weeks ended December 10, 2000, earnings from continuing operations were $3,209,000 (including the impairment charge), or $.62 per share, versus $3,053,000, or $.52 per share last year. Total revenue increased 10.8 percent to $98,150,000 from $88,545,000 a year ago.

In March 2000, the Company announced strategic plans to divest the Company's two hotel operations. The plans called for continuing to operate the hotels until they were sold. The Company's net earnings for the twelve and twenty-eight weeks ended December 10, 2000 included earnings from discontinued operations of $694,000 or $.14 per share and $1,080,000 or $.21 per share, respectively. Net earnings for the twelve and twenty-eight weeks ended December 10, 1999 included earnings from discontinued operations of $23,000 or $.00 per share and $146,000 or $.03 per share, respectively. Included in the twelve and twenty-eight weeks ended December 10, 2000 is an overall net gain on disposal of discontinued operations of $540,000 or $.11 per share. This reflects the actual disposal of the Clarion Hotel Riverview for $12,000,000 cash in November 2000, which resulted in a gain of approximately $765,000 net of selling expenses and tax. Also reflected in the net gain is the future sale of the Quality Hotel Central, anticipated to be completed before the end of the current fiscal year, which is expected to result in a loss of approximately $225,000 net of selling expenses and tax.

The twelve and twenty-eight weeks ended December 10, 2000 do not include a provision for hotel depreciation, in accordance with discontinued operations accounting standards. Depreciation expense of $411,000 and $945,000 is reflected in discontinued operations for last year's twelve and twenty-eight weeks ended December 12, 1999. The discussion of results of operations has been adjusted to exclude comparisons of the hotel summary information shown in the table below:

                                              Twenty-eight weeks ended              Twelve Weeks Ended
                                              Dec. 10,         Dec. 12,         Dec. 10,         Dec. 12,
                                                2000             1999             2000             1999
                                               ------           ------           ------           ------
                                                                   (in thousands)

Total revenue                                  $5,786           $6,892           $2,077           $2,975
Total costs and expenses                        4,942            6,670            1,837            2,939
                                               ------           ------           ------           ------
Earnings before income tax                        844              222              240               36
Income tax                                        304               76               86               13
                                               ------           ------           ------           ------
Earnings from discontinued operations             540              146              154               23

Gain on disposal of discontinued
    operations (net of tax)                       540             --                540             --
                                               ------           ------           ------           ------

Net earnings from discontinued operations      $1,080           $  146           $  694           $   23
                                               ======           ======           ======           ======

Results of Operations
---------------------

Same store sales in Big Boy restaurants improved by 4.3 percent during the first two quarters, including 4.4 percent for the twelve week period ending December 10, 2000, marking the thirteenth consecutive quarter that Big Boy same store sales gains have been achieved. While introductions of new menu items with higher price points helped to produce higher dining room sales, strong sales from carryout and drive-thru trade continued to drive the majority of the sales increase. In addition, menu prices were increased 1.5 percent shortly before last year's first quarter ended and were raised just under 2 percent near the end of the third quarter of fiscal 2000, and approximately 1.5 percent at the end of this year's first quarter. Another price increase is currently being planned for February 2001. The Company decided to close one Big Boy restaurant during the second quarter. Four new Big Boy restaurants, including the replacement of an older restaurant on its existing site, are currently being planned to open in calendar year 2001. These new restaurants will debut a redesigned prototype. After the second quarter ended, an additional underperforming Big Boy restaurant was identified for closing.

Sales from Golden Corral restaurants were $11,320,000 during the first two quarters, an increase of $6,154,000 from last year's first two quarters. The increase accounted for approximately two-thirds of the Company's 10.8 percent increase in revenue. Menu prices have not been increased. Five Golden Corral restaurants were in operation for the entire first two-quarter period this year, a sixth one opened at the end of July 2000, and a seventh in September 2000. Only one Golden Corral was in operation for the entire two-quarter period last year, while two more were opened during last year's first quarter, and a fourth one opened near the end of last year's second quarter. The Company plans to build a total of 41 Golden Corrals through 2007, including four more that are currently under construction, one each planned to open respectively in January, February, April and June 2001.

Cost of sales for the first two quarters ended December 10, 2000 increased $7,637,000 or 9.8 percent higher than last year's two quarter period, roughly proportionate to the 10.8 percent revenue increase. As a percentage of revenue, cost of sales was 87.1 percent and 87.9 percent, respectively, in the first two quarters of fiscal years 2001 and 2000. An analysis of the components of cost of sales follows.

As a percentage of Big Boy sales, food and paper costs in Big Boy restaurants were 31.8 percent and 31.6 percent of revenue, respectively, during the first two quarters of fiscal years 2001 and 2000. Food cost for Big Boy restaurants continues to benefit from higher sales of carryout and drive-thru meals, which usually have lower food cost percentages than typical dining room meals. However, higher prices paid for certain commodities, especially pork and beef, continue to drive food and paper costs higher. The impact of food cost in Golden Corral restaurants, which as a percentage of sales is much higher than in Big Boy restaurants, resulted in consolidated food and paper costs of 32.9 percent and 32.5 percent of revenue, respectively, during the first two quarters of fiscal years 2001 and 2000.

Payroll and related expenses were 34.1 percent and 34.2 percent of revenue, respectively, during the first two quarters of fiscal years 2001 and 2000. Payroll and related expenses benefited from favorable claims experience in the Company's self-insurance programs, as reserve estimates were lowered in the first quarters of both fiscal years. Without these adjustments, payroll and related expenses would have been 34.4 percent and 34.6 percent of revenue, respectively, in the first two quarters of fiscal years 2001 and 2000. Higher pay rates driven by tight labor conditions continue to adversely affect these percentages. In addition, the first two quarters ended December 10, 2000 included higher expense for the Company's variable compensation program for restaurant management. However, two factors kept this year's first two quarters' payroll percentage below the percentage for last year's first two quarters. First, the costs of certain employee benefits are fixed and do not rise with higher levels of pay or higher sales levels. Second, payroll and related expense percentages for Golden Corral restaurants are lower than for Big Boy restaurants. Therefore, more Golden Corral restaurants in operation during this year's first two quarters resulted in lower consolidated percentages when compared against last year.

It remains likely that the federal minimum wage will soon be increased by a dollar per hour to be phased in over a two-year period. Based on current labor conditions, such an increase would not be expected to have an immediate, material effect on the Company's payroll costs, especially if the final legislation does not change the cash wage for tipped employees.

Other operating expenses decreased to 20.2 percent of revenue during the first two quarters ended December 10, 2000 from 21.3 percent in last year's first half. As these expenses tend to be more fixed in nature, the sales increases cause these costs to be a lower percentage of revenue. Other operating costs in this year's first two quarters include opening costs of approximately $624,000 for the Company's Golden Corral restaurants (including $296,000 for future restaurants). Last year's first half included opening costs of $761,000 (including $174,000 for restaurants that were not yet in operation). Excluding all opening expenses, pretax operating earnings for Golden Corral restaurants would have been $690,000 in this year's first two quarters compared with $315,000 in the first half of last year.

Results for the first two quarters of Fiscal 2001 were adversely affected by a $500,000 impairment of assets charge taken in the second quarter to lower the carrying value of a Big Boy restaurant.

Administrative and advertising expense during the first two quarters of fiscal 2001 increased $750,000 or 15.3 percent higher than last year's two quarter period. This year's increase is principally due to higher spending for Big Boy advertising. The Company's policy is to spend a constant percentage of sales for advertising. Other components of the increase include higher corporate bonus accruals commensurate with the earnings improvement and professional fees incurred while investigating whether it was feasible to purchase certain assets that became available due to the bankruptcy of Elias Brothers Restaurants, Inc., the holder of the Big Boy trademark.

Interest expense during the two quarters ended December 10, 2000, increased $355,000 or 31 percent higher than last year's first two quarters. The increase primarily resulted from the impact of borrowing $11,000,000 over the course of fiscal 2000 together with $5,500,000 borrowed to date in fiscal 2001. Proceeds from the sale of the hotel properties are being used to repay debt which should result in substantial, albeit temporary, interest savings, as continued borrowing is likely for the foreseeable future to fund construction of Golden Corral restaurants and Big Boy restaurant expansion.

The estimated effective tax rate as a percentage of pre-tax earnings is 36 percent for the two quarters ended December 10, 2000, compared with 34 percent in last year's first two quarters. This year's tax rate is higher for two reasons. Higher earnings expectations in fiscal 2001 causes federal tax credits to be a lower percentage of pretax earnings which in turn results in a higher effective tax rate. This year's estimated tax rate also contains higher provisions for state income taxes principally associated with expected gains from the sale of the hotel properties.

Liquidity and Capital Resources
-------------------------------

The Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry. The deficit is often substantial, but management believes that such position does not hinder the Company's ability to satisfactorily retire its obligations when due, as significant cash flow is provided by operations and substantially all of the Company's retail sales are cash or credit card sales. In addition, the Company's revolving credit line is readily available when needed. As of December 10, 2000, the Company's working capital deficit was $9,415,000. The positive working capital position that had been established since the third quarter of fiscal 2000, which reflected the classification of the assets of the Company's discontinued hotel operations as current assets, was eliminated during the second quarter by the sale of the Clarion Hotel Riverview, the proceeds of which were used to retire long-term debt.

Cash provided by operating activities through the second quarter of fiscal 2001 was $9,627,000, an increase of $1,071,000 over last year's first two quarters. These cash flows were generated principally from net income and depreciation. Together with funds from external borrowing, these cash flows were utilized for discretionary capital projects (principally Golden Corral expansion), dividends, repurchases of the Company's common stock, and to service debt.

Investing activities through the second quarter of fiscal 2001 included $11,389,000 in capital costs, an increase of $1,424,000 from last year's first two quarters. This year's capital spending included $9,300,000 for Golden Corral, $780,000 to remodel Big Boy restaurants, $130,000 for new Big Boy restaurant construction, and $1,179,000 in routine equipment replacements and other capital outlays. Proceeds from property sales were $12,686,000 during this year's first two quarters, principally from the sale of the Clarion Hotel Riverview. Proceeds from property sales transacted during last year's first two quarters were $170,000. During the next two quarters, the Company is expecting sale proceeds of at least $4,000,000 from the sale of the Quality Hotel Central and certain closed restaurants and/or excess property. Sale proceeds from the hotels are being used in the short term to repay debt and will ultimately be reinvested in Big Boy and Golden Corral restaurant expansion. Sale proceeds from closed restaurants and excess properties are generally used for working capital.

Financing activities through the second quarter of fiscal 2001 included $4,000,000 of new debt borrowed against the Golden Corral credit facility. In addition, $1,500,000 of new debt was borrowed on the $20,000,000 revolving line of credit. Proceeds from the sale of the Clarion Hotel Riverview allowed the Company to repay $11,500,000 against the revolving line of credit during the quarter ended December 10, 2000. Scheduled long-term debt payments of $1,626,000 were also made. Regular quarterly $.08 per share cash dividends to shareholders totaling $827,000 were paid during the two quarters ended December 10, 2000. The Company had a two-year stock repurchase program that expired October 5, 2000. Through the first two quarters of fiscal 2001, the Company repurchased 211,700 of its common shares at a cost of $2,211,000, completing the two-year program with 876,000 shares repurchased at a cost of $8,779,000. On October 2, 2000, the Board of Directors authorized a replacement program to repurchase up to 500,000 additional shares from time to time on the open market or through block trades during a two-year time frame. Through December 10, 2000, the Company repurchased 61,500 shares at a cost of $697,000 pursuant to the replacement program. During the twenty-eight weeks ended December 10, 2000, the Company repurchased a total of 273,200 shares costing $2,908,000.

The grand opening of the first new Company-owned Big Boy restaurant in over three years is set for April 2001. Current Big Boy restaurant expansion plans also call for opening three Big Boy restaurants in calendar 2001, one of which is a replacement of an older restaurant on its existing site. Construction of all three restaurants should be underway by the end of the fiscal year in May 2001. The estimated cash outlay to build and equip each of these restaurants is $1,550,000, excluding land. Several new sites for Big Boy expansion will likely also be acquired during the year. Costs to remodel eight Big Boy restaurants scheduled over the remainder of fiscal 2001 are expected to be approximately $500,000.

The Company's development agreements with Golden Corral Franchising Systems, Inc. call for the Company to open 41 Golden Corral restaurants through December 31, 2007. Seven restaurants were in operation as of December 10, 2000. In addition, four more Golden Corrals are scheduled to be open by June 2001. On average, the cost to build and equip each Golden Corral restaurant is approximately $2,700,000, including land.

Expansion costs are being funded through a combination of cash flow, an exclusive credit facility for Golden Corral construction and a revolving credit loan. The Company's Golden Corral credit facility provides for unsecured borrowing of up to $20,000,000 for Golden Corral construction through August 31, 2002, of which $7,000,000 remained available as of December 10, 2000. The revolving loan is a $20,000,000 unsecured line of credit, of which $13,000,000 was available for borrowing as of December 10, 2000.

Risk Factors and Safe Harbor Statement
--------------------------------------

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Such risks and uncertainties include, but are not limited to, the following: estimates used in preparing financial statements; seasonal weather conditions, particularly in the third quarter; intense competition; changes in business strategy and development plans; incorrect restaurant site selection; consumer perceptions of value, food quality and food safety; changing demographics and consumer preferences; changes in the supply and cost of food and labor; the effects of inflation and variable interest rates; legal claims; and changes in governmental regulations regarding the environment and changes in tax laws. Many of these risks and uncertainties could cause significant sales and cash flow reductions at existing restaurants that could result in the permanent closure of the affected restaurant(s) with an impairment of assets charge taken against earnings. The Company undertakes no obligation to update the forward-looking statements that may be contained in this MD&A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------------------------------------------------------------------

The Company has market risk exposure to interest rate changes primarily relating to the $20,000,000 revolving credit loan, the outstanding balance of which was $7,000,000 as of December 10, 2000. Interest rates are determined by various indices for periods of one, two or three months as selected by the Company. The indices include the London Interbank Offered Rate (LIBOR) and the average rate being offered by top quality banks in the national secondary market for certificates of deposit (CD), plus the then applicable LIBOR/CD spread as periodically adjusted, ranging from a minimum of 87.5 basis points to a maximum of 150 basis points. Any portion of the note with respect to which a LIBOR or CD based rate is not in effect bears interest equal to the prime rate. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates.

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

                        (10) Material Contracts
                        -----------------------

                             (10) (a) Exhibit 10(a) to the Registrant's Form 10-K Annual Report for 2000, being the Area Development Agreement and Addendum effective July 25, 2000 between the Registrant and Golden Corral Franchising Systems, Inc., is incorporated herein by reference.

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

                             (10) (d) Exhibit (10) (d) to the Registrant's Form 10-Q Quarterly Report for September 17, 2000, being Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000 is incorporated herein by reference.*

                             (10) (e) Exhibit (10) (a) to the Registrant's Form 10-K Annual Report for 1997, being employment agreement between the Registrant and Jack C. Maier effective June 2, 1997, is incorporated herein by reference.*

                             (10) (f) Exhibit 10 (f) to the Registrant's Form 10-Q Quarterly Report for September 17, 2000, being Employment Agreement and Amendment between the Registrant and Craig F. Maier effective June 4, 2000 is incorporated herein by reference.*

                             (10) (g) Exhibit (10) (b) to the Registrant's Form 10-K Annual Report for 1995, being employment contract between the Registrant and Craig F. Maier effective May 29, 1995, is incorporated herein by reference.*

                             (10) (h) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 13, 1998, being amendment dated November 24, 1998 to employment contract between the Registrant and Craig F. Maier dated May 29, 1995, is incorporated herein by reference.*

                             (10) (i) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Savings Plan effective November 15, 1993, is incorporated herein by reference.*

                             (10) (j) Exhibit (10) (b) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference.*

                             (10) (k) Exhibit A to the Registrant's Proxy
                             Statement dated September 9, 1998, being the
                             Amended and Restated 1993 Stock Option Plan, is incorporated herein by reference.*

                              (10)(l) Exhibit B to the Registrant's Proxy
                             Statement dated September 9, 1998, being the
                             Employee Stock Option Plan, is incorporated herein by reference. *

                              (10) (m) Exhibit (10) (e) to the Registrant's Form
                             10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference.*

                             (10) (n) Exhibit (10) (f) to the Registrant's Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference.*

                             (10) (o) Exhibit (10) (g) to the Registrant's Form 10-K Annual Report for 1990, being the Agreement between the Registrant and Craig F. Maier dated November 21, 1989, is incorporated herein by reference.*

                             (10) (p) Real Estate Purchase and Sale Agreement between the Registrant (seller) and Remington Hotel Corporation (buyer) dated August 10, 2000 to sell the Clarion Riverview Hotel is filed herewith.

                             (10) (q) Amendment and Restatement of Real Estate Purchase and Sale Agreement between the Registrant (seller) and Remington Hotel Corporation (buyer) dated October 9, 2000 to sell the Clarion Riverview Hotel is filed herewith.

                             (10) (r) Frisch's Nondeferred Cash Balance Plan effective January 1, 2000 is filed herewith, together with the Trust Agreement established by the Registrant between Firstar Bank, N. A., (Trustee) and Donald H. Walker (Grantor). There are identical Trust Agreements between Firstar Bank, N. A. (Trustee) and Craig F. Maier, Paul F. McFarland, W. Gary King, Karen F. Maier and certain other "highly compensated employees" (Grantors). *

                             *denotes compensatory plan or agreement.

                    (15)      Letter re unaudited interim financial information

                  b)    Reports on Form 8-K.

                              On October 4, 2000 under Item 5, to report that on October 2, 2000 the Company's Board of Directors approved a program to repurchase up to 500,000 shares of the Company's common stock to replace a similar expiring program. Purchases will be made from time to time within a two year time frame. Financial statements were not required to be filed.

                              On November 22, 2000 under Item 5, to report the sale of the Company's Clarion Riverview Hotel to Remington Hotel Corporation for $12,000,000 cash. Financial statements were not required to be filed.

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


DATE   January 12, 2001
    ----------------------


                                       BY    /s/ Donald H. Walker
                                         -------------------------------------
                                                Donald H. Walker
                                      Vice President - Finance, Treasurer and
                                     Principal Financial and Accounting Officer