Form 10-Q
period 2001-03-04
FRISCHS RESTAURANTS INC
filed 2001-04-09
CIK 39047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED MARCH 4, 2001                   COMMISSION FILE NUMBER 1-7323

                           FRISCH'S RESTAURANTS, INC.
    -----------------------------------------------------------------------
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


                                     YES  X    NO
                                         ---      ---

The total number of shares outstanding of the issuer's no par common stock, as of March 30, 2001 was:

                                    5,064,894

                                TABLE OF CONTENTS



                                                                            PAGE


PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENT OF EARNINGS ................  3

                    CONSOLIDATED BALANCE SHEET ........................  4 - 5

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ....  6

                    CONSOLIDATED STATEMENT OF CASH FLOWS ..............  7

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ........  8 - 18


         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS ...............  19 - 23

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK .......................................  24

PART II - OTHER INFORMATION

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ..................  25 - 27

SIGNATURE .............................................................  27

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                                   (Unaudited)

                                                                           Forty Weeks Ended              Twelve Weeks Ended
                                                                   -----------------------------    ------------------------------
                                                                      March 4,        March 5,          March 4,        March 5,
                                                                        2001            2000             2001             2000
                                                                   -------------   -------------    -------------    -------------
REVENUE
Sales                                                              $ 138,055,834   $ 125,058,491    $  40,686,813    $  37,215,596
Other                                                                  2,212,027         999,883        1,431,278          297,414
                                                                   -------------   -------------    -------------    -------------
       Total revenue                                                 140,267,861     126,058,374       42,118,091       37,513,010

COSTS AND EXPENSES
Cost of sales
       Food and paper                                                 45,940,719      41,058,699       13,669,004       12,312,158
       Payroll and related                                            47,644,207      43,367,155       14,204,272       13,092,185
       Other operating costs                                          28,118,614      26,509,813        8,315,744        7,653,550
                                                                   -------------   -------------    -------------    -------------
                                                                     121,703,540     110,935,667       36,189,020       33,057,893

Administrative and advertising                                         7,954,570       6,905,697        2,301,867        2,003,134
Impairment of long lived assets                                        1,549,171            --          1,075,109             --
Interest                                                               2,004,616       1,760,958          509,260          620,599
                                                                   -------------   -------------    -------------    -------------

       Total costs and expenses                                      133,211,897     119,602,322       40,075,256       35,681,626
                                                                   -------------   -------------    -------------    -------------
       Earnings from continuing operations
       before income tax                                               7,055,964       6,456,052        2,042,835        1,831,384

       Income taxes                                                    2,539,000       2,195,000          735,000          623,000
                                                                   -------------   -------------    -------------    -------------
EARNINGS FROM CONTINUING OPERATIONS                                    4,516,964       4,261,052        1,307,835        1,208,384

Income (loss) from discontinued operations
       (net of applicable tax)                                           486,975        (207,316)         (53,252)        (353,699)
Gain on disposal of discontinued
       operations (net of applicable tax)                                539,716            --               --               --
                                                                   -------------   -------------    -------------    -------------
EARNINGS (LOSS) FROM DISCONTINUED
       OPERATIONS                                                      1,026,691        (207,316)         (53,252)        (353,699)

                                                                   -------------   -------------    -------------    -------------
       NET EARNINGS                                                $   5,543,655   $   4,053,736    $   1,254,583    $     854,685
                                                                   =============   =============    =============    =============
Basic and diluted net earnings (loss)
       per share of common stock:
       Continuing operations                                       $         .88   $         .74    $         .26    $         .22
       Discontinued operations                                               .20            (.03)            (.01)            (.06)
                                                                   -------------   -------------    -------------    -------------
                                                                   $        1.08   $         .71    $         .25    $         .16
                                                                   =============   =============    =============    =============


The accompanying notes are an integral part of these statements

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                      March 4,       May 28,
                                                                        2001          2000
                                                                    (unaudited)
                                                                   ------------   ------------
CURRENT ASSETS
Cash                                                               $  1,219,190   $    565,089
Receivables
       Trade                                                          1,387,186      1,051,129
       Other                                                            433,653        183,053
Inventories                                                           3,772,479      3,736,857
Prepaid expenses and sundry deposits                                  1,295,048        818,591
Hotel assets held for sale - net                                      3,344,652     13,737,251
Prepaid and deferred income taxes                                       690,000        686,371
                                                                   ------------   ------------

             Total current assets                                    12,142,208     20,778,341

PROPERTY AND EQUIPMENT
Land and improvements                                                27,379,539     24,058,978
Buildings                                                            51,070,278     49,249,644
Equipment and fixtures                                               55,024,339     53,198,304
Leasehold improvements and buildings on leased land                  14,242,064     14,885,289
Capitalized leases                                                    7,317,687      7,282,687
Construction in progress                                              6,688,033      1,472,138
                                                                   ------------   ------------
                                                                    161,721,940    150,147,040
       Less accumulated depreciation and amortization                78,114,863     76,246,478
                                                                   ------------   ------------

             Net property and equipment                              83,607,077     73,900,562

OTHER ASSETS
Intangible assets                                                       741,585        744,719
Investments in land                                                   1,331,370      1,268,912
Property held for sale                                                1,735,795      2,823,309
Net cash surrender value-life insurance policies                      4,315,150      4,210,900
Deferred income taxes                                                 1,540,000      1,536,701
Other                                                                 3,281,337      2,515,884
                                                                   ------------   ------------

             Total other assets                                      12,945,237     13,100,425
                                                                   ------------   ------------

                                                                   $108,694,522   $107,779,328
                                                                   ============   ============



The accompanying notes are an integral part of these statements

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   March 4,      May 28,
                                                                    2001          2000
                                                                (unaudited)
                                                               ------------   ------------
CURRENT LIABILITIES
Long-term obligations due within one year
       Long-term debt                                          $  3,226,150   $  2,424,211
       Obligations under capitalized leases                         381,470        354,755
       Self insurance                                               856,127        851,096
Accounts payable                                                  8,886,666      7,377,357
Accrued expenses                                                  5,644,563      6,277,932
Income Taxes                                                        458,447        436,715
                                                               ------------   ------------
             Total current liabilities                           19,453,423     17,722,066

LONG-TERM OBLIGATIONS
Long-term debt                                                   23,423,707     26,330,582
Obligations under capitalized leases                              4,638,737      4,511,312
Self insurance                                                    2,883,269      2,924,433
Other                                                             2,709,719      2,124,272
                                                               ------------   ------------
             Total long-term obligations                         33,655,432     35,890,599

COMMITMENTS                                                               -              -

SHAREHOLDERS' EQUITY
Capital stock
       Preferred stock - authorized, 3,000,000 shares
             without par value; none issued                               -              -
       Common stock - authorized, 12,000,000 shares
             without par value; issued, 7,362,279
             shares - stated value - $1                           7,362,279      7,362,279
Additional contributed capital                                   60,289,291     60,345,436
                                                               ------------   ------------
                                                                 67,651,570     67,707,715
Retained earnings                                                18,507,375     14,196,749
                                                               ------------   ------------
                                                                 86,158,945     81,904,464
Less cost of treasury stock (2,285,385 and 2,017,526 shares)     30,573,278     27,737,801
                                                               ------------   ------------
             Total shareholders' equity                          55,585,667     54,166,663
                                                               ------------   ------------
                                                               $108,694,522   $107,779,328
                                                               ============   ============

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FORTY WEEKS ENDED MARCH 4, 2001 AND MARCH 5, 2000
                                   (UNAUDITED)

                                   Common stock
                                  at $1 per share-  Additional
                                     Shares and    contributed       Retained        Treasury
                                      amount         capital         earnings         shares          Total
                                   ------------   ------------    ------------    ------------    ------------

Balance at May 30, 1999            $  7,362,279   $ 60,401,456    $  9,804,637    $(22,280,869)   $ 55,287,503
Net earnings for forty weeks                  -              -       4,053,736               -       4,053,736
Treasury shares acquired                      -              -               -      (4,440,915      (4,440,915)
Treasury shares reissued                      -        (15,343)              -          46,111          30,768
Employee Stock Ownership Plan                 -        (20,845)              -               -         (20,845)
Cash dividends  - $.23 per share              -              -      (1,318,625)              -      (1,318,625)
                                   ------------   ------------    ------------    ------------    ------------
Balance at March 5, 2000              7,362,279     60,365,268      12,539,748     (26,675,673)     53,591,622
Net earnings for twelve weeks                 -              -       2,091,805               -       2,091,805
Treasury shares acquired                      -                              -      (1,062,128)     (1,062,128)
Employee Stock Ownership Plan                 -        (19,832)              -               -         (19,832)
Cash dividends  - $.08 per share              -              -        (434,804)              -        (434,804)
                                   ------------   ------------    ------------    ------------    ------------
Balance at May 28, 2000               7,362,279     60,345,436      14,196,749     (27,737,801)     54,166,663
Net earnings for forty weeks                  -              -       5,543,655               -       5,543,655
Treasury shares reissued                      -        (30,868)              -         122,638          91,770
Treasury shares acquired                      -              -               -      (2,958,115)     (2,958,115)
Employee Stock Ownership Plan                 -        (25,277)              -               -         (25,277)
Cash dividends  - $.24 per share              -              -      (1,233,029)              -      (1,233,029)
                                   ------------   ------------    ------------    ------------    ------------

Balance at March 4, 2001           $  7,362,279   $ 60,289,291    $ 18,507,375    $(30,573,278)   $ 55,585,667
                                   ============   ============    ============    ============    ============


The accompanying notes are an integral part of these statements.

                   FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FORTY WEEKS ENDED MARCH 4, 2001 AND MARCH 5, 2000
                                   (UNAUDITED)

                                                                                 2001            2000
                                                                             ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                   $  5,543,655    $  4,053,736
Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                              6,583,347       7,700,985
     Impairment of long-lived assets                                            1,549,171               -
     (Gain) loss on disposition of assets                                        (675,135)        307,437
     (Gain) on disposition of franchise rights                                 (1,104,463)              -
                                                                             ------------    ------------
                                                                               11,896,575      12,062,158
     Changes in assets and liabilities:
         Increase in receivables                                                 (586,657)       (130,262)
         Increase in inventories                                                  (35,622)       (232,101)
         (Increase) decrease in prepaid  expenses and sundry deposits            (476,457)         71,591
         Increase in accounts payable                                           1,509,309       1,174,742
         (Decrease) increase in accrued expenses                                 (633,369)        586,852
         Increase (decrease) in accrued income taxes                               18,103        (414,071)
         Increase in other assets                                                (359,273)       (237,322)
         Decrease in self insured obligations                                     (36,133)       (419,625)
         Decrease in other liabilities                                           (140,539)       (188,614)
                                                                             ------------    ------------
                                                                                 (740,638)        211,190

             Net cash provided by operating activities                         11,155,937      12,273,348

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Additions to property and equipment                                           (17,793,084)    (11,599,062)
Proceeds from disposition of property                                          13,282,623         173,109
Proceeds from disposition of franchise rights                                     500,000               -
Decrease (increase) in other assets                                                 9,072         (77,457)
                                                                             ------------    ------------
             Net cash (used in) investing activities                           (4,001,389)    (11,503,410)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings                                                       11,500,000      11,000,000
Payment of long-term obligations                                              (13,875,796)     (4,958,490)
Cash dividends paid                                                            (1,233,029)     (1,318,625)
Treasury share transactions                                                    (2,866,345)     (4,410,147)
Employee Stock Ownership Plan                                                     (25,277)        (20,845)
                                                                             ------------    ------------
             Net cash (used in) provided by financing activities               (6,500,447)        291,893
                                                                             ------------    ------------
Net increase in cash and equivalents                                              654,101       1,061,831
Cash and equivalents at beginning of year                                         565,089         200,200
                                                                             ------------    ------------
Cash and equivalents at end of quarter                                       $  1,219,190    $  1,262,031
                                                                             ============    ============
Supplemental disclosures:
Interest paid                                                                $  2,224,164    $  1,636,493
Income taxes paid                                                               3,103,196       2,582,104
Income tax refunds received                                                             -          82,318
Note received from disposition of franchises rights                               604,462               -


The accompanying notes are an integral part of these statements

                   Frisch's Restaurants, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Third Quarter ended March 4, 2001

NOTE A - DESCRIPTION OF THE BUSINESS

Frisch's Restaurants, Inc., headquartered in Cincinnati, Ohio, operates and licenses family restaurants, most of which have "drive-thru" service, which use the trade name Frisch's Big Boy. The Company also operates Golden Corral grill buffet restaurants pursuant to franchise agreements with Golden Corral Franchising Systems, Inc. All operations are located in various regions of Ohio, Kentucky and Indiana. The Company's high rise hotel in metropolitan Cincinnati will remain in operation until it is sold, and is accounted for as a discontinued operation (see note C). Trademarks which the Company has the right to use include "Frisch's," "Big Boy," "Golden Corral" and "Quality Hotel."

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

Use of Estimates
----------------

The preparation of financial statements requires management to use estimates and assumptions to measure certain items that affect the amounts reported. These judgments are based on knowledge and experience about past and current events, and assumptions about future events. Although management believes its estimates are reasonable and adequate, future events affecting them may differ markedly from current judgment.

Some of the more significant items requiring the use of estimates include self insurance liabilities, value of intangible assets, net realizable value of property held for sale, and deferred executive compensation.

Cash and Cash Equivalents
-------------------------

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Receivables
-----------

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was immaterial at March 4, 2001 and May 28, 2000.

Inventories
-----------

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - ACCOUNTING POLICIES (CONTINUED)

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for buildings or components thereof and 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Interest on borrowings is capitalized during active construction periods of major capital projects. The cost of land not yet in service is included in "construction in progress" if construction has begun or if construction is likely within the next twelve months. The cost of land on which construction is not likely within the next twelve months is included in other assets under the caption "investments in land".

The Company considers a history of cash flow losses in established geographic regions to be its primary indicator of potential impairment pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets' carrying values may not be recoverable from the estimated future cash flows expected to result from the properties' use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets.

During the quarter ended December 10, 2000, a Big Boy restaurant was identified for closing. A non-cash pretax charge of $500,000 was recorded as an impairment loss to reduce the carrying value of the property to estimated net realizable value, as determined by past experience in disposing of unprofitable restaurant properties. The Company expects to dispose of this property in less than one year. Its net realizable value is carried on the balance sheet as a component of the long-term asset caption "Property held for sale." Certain surplus property is also currently held for sale and is stated at the lower of cost or market.

During the quarter ended March 4, 2001, a non-cash pretax charge of $1,075,000 was recorded as an impairment loss that resulted from closing an unprofitable Big Boy restaurant in January 2001.

Intangible Assets and Licensing Agreements
------------------------------------------

The excess of cost over equity in net assets of Big Boy subsidiaries acquired prior to November 1, 1970, approximating $710,000, is not currently being amortized because, in the opinion of management, the value has not decreased.

In January 2001, the Company reached an agreement with Liggett Restaurant Enterprises LLC ("Liggett"), giving the Company exclusive, irrevocable ownership of certain rights to the "Big Boy" trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. The Company received these rights and $1,230,000 in exchange for ceding the Company's sub-franchise "Big Boy" territorial rights in the states of Florida, Texas, Oklahoma and Kansas. Liggett paid $500,000 in cash and issued a note for $730,000. The $1,100,000 present value of the sale was recorded in other income in the quarter ended March 4, 2001.

The Company receives revenue from franchise fees, based on sales of Big Boy restaurants licensed to other operators, which is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the licensed restaurants begin operations.

The Golden Corral franchise agreements require the Company to pay initial franchise fees for each new restaurant. Amortization of the initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant's franchise agreement. The agreements also require the Company to pay fees based on defined gross sales. These costs are charged to operations as incurred.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - ACCOUNTING POLICIES (CONTINUED)

New Store Opening Costs
-----------------------

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for Golden Corral restaurants for the forty weeks ended March 4, 2001 and March 5, 2000 were $987,000 and $955,000 respectively, and were $362,000 and $194,000 respectively, for the twelve weeks ended March 4, 2001 and March 5 2000. Opening costs of $45,000 were incurred for Big Boy restaurants during the quarter ended March 4, 2001. No Big Boy restaurant opening costs were incurred in the comparable period last year.

Benefit Plans
-------------

The Company has two qualified defined benefit pension plans covering substantially all of its eligible employees. Plan benefits are based on years-of-service and other factors. The Company's funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. In addition, the Company has an unfunded Executive Retirement Plan that provides a supplemental retirement benefit to the executive officers of the Company and certain other "highly compensated employees" whose benefits under the qualified plans are reduced when their compensation exceeds Internal Revenue Code imposed limitations or when elective salary deferrals are made to the Company's non-qualified Executive Savings Plan. Prepaid benefit costs and Executive Savings Plan assets are included on the Company's balance sheet in other long-term assets.

Commencing in 2000, the executive officers of the Company and certain other "highly compensated employees" began receiving comparable pension benefits through a non-qualified Nondeferred Cash Balance Plan instead of accruing additional benefits under the qualified defined benefit pension plans and the unfunded Executive Retirement Plan.

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

In November 2000, the Clarion Hotel Riverview was sold for $12,000,000 cash. The sale of the Quality Hotel Central is anticipated to be completed before the end of the fiscal year 2001. The forty weeks ended March 4, 2001 include an overall estimated gain on disposal of $540,000 (net of selling expenses and tax) for both hotels. During the second quarter, the carrying value of the remaining hotel was lowered to reflect an anticipated loss.

The following information summarizes results of discontinued operations:

                                                   Forty weeks ended             Twelve weeks ended
                                                 Mar. 4,       Mar. 5,           Mar. 4,      Mar. 5,
                                                   2001         2000              2001         2000
                                                 -------      --------          -------      ------
                                                                    (in thousands)
Total revenue                                    $ 6,385      $  8,951          $   599      $ 2,058
Total costs and expenses                           5,623         9,265              681        2,595
                                                 -------      --------          -------      -------
Earnings (loss) before income tax                    762          (314)             (82)        (537)
Income tax                                           275          (107)             (29)        (183)
                                                 -------      ---------         --------     --------
Earnings (loss) from discontinued operations         487          (207)             (53)        (354)

Gain on disposal of discontinued
   operations (net of tax of $303)                   540             -                -            -
                                                 -------      --------          -------      -------

Net earnings (loss) from
   discontinued operations                       $ 1,027      $   (207)         $   (53)     $  (354)
                                                 =======      =========         ========     ========



The current year information does not include provisions for depreciation expense. The prior year includes depreciation charges of $1,358,000 and $413,000 respectively, for the forty and twelve weeks ended March 5, 2000.

NOTE D - LONG-TERM DEBT

                                                 March 4, 2001                   May 28, 2000
                                          ---------------------------      -----------------------
                                              Payable      Payable          Payable       Payable
                                              within        after            within        after
                                             one year     one year          one year     one year
                                             --------     --------          --------     --------
                                                                (in thousands)
Revolving credit loan                       $      -    $  10,500           $      -    $  17,000
Term loan                                      1,500          450              1,500        1,700
Golden Corral facility -
  Construction loan                                -        1,000                  -        1,000
  Term loans                                   1,726       11,474                924        6,631
                                            --------    ----------          ---------   ---------

                                            $  3,226    $  23,424           $  2,424    $  26,331
                                            =========   ==========          =========   =========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LONG-TERM DEBT (CONTINUED)

The portion payable after one year matures as follows:

                                                 March 4,        May 28,
                                                  2001             2000
                                                ---------       -------
                                                     (in thousands)

                  Period ending in 2002         $       -       $  20,501
                                   2003            13,816           1,283
                                   2004             2,016           1,172
                                   2005             2,181           1,270
                                   2006             2,358           1,372
                                   2007             2,047             733
                     Subsequent to 2007             1,006               -
                                                ---------       ---------
                                                $  23,424       $  26,331
                                                =========       =========

The revolving credit loan is a $20,000,000 unsecured line of credit, $10,500,000 of which is outstanding at March 4, 2001. In September 2000, the maturity date of this credit loan was extended to September 1, 2002. Interest rates, ranging from 6.37% to 7.53% as of March 4, 2001, are determined by various indices as selected by the Company. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly.

The term loan is also unsecured and is payable in monthly installments of $125,000 through July 31, 2002. Interest is also payable monthly at a rate equal to the prime rate, but not to exceed 8.5%. The rate in effect as of March 4, 2001 was 8.5%.

The Golden Corral credit facility is an unsecured draw credit line under which the Company may borrow up to $20,000,000 to construct and open Golden Corral restaurants. No more than $8,000,000 may be advanced for new restaurants under construction (Construction Loan) at any one time. As of March 4, 2001, the Company had cumulatively borrowed $15,500,000 of which $1,000,000 was a Construction Loan and $14,500,000 had been converted to Term Loans. In September 2000, the availability of draws was extended to August 31, 2002. Payments on Construction Loans are on an interest only basis. At the Company's option, interest on prime rate based borrowings are payable monthly, or in the case of LIBOR or CD based adjusted rate borrowings, payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The quarterly CD based rate option of 6.37% was in effect as of March 4, 2001. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Loan is converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company has the option to fix the interest rate at the lender's then cost of funds plus 150 basis points. The Term Loans have fixed interest rates, the weighted average of which is 7.75%, and are being repaid in 84 equal monthly installments of principal and interest aggregating $225,000 through periods expiring in 2008. Any outstanding construction loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2002.

All of these loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at March 4, 2001. Compensating balances are not required by any of these loan agreements.

As of March 4, 2001, the Company had three outstanding letters of credit totaling $667,000 principally in support of its self-insurance program.

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

An analysis of the capitalized leased property follows:

                                                       Asset balances at
                                                  ----------------------
                                                   March 4,        May 28,
                                                     2001            2000
                                                  ---------         --------
                                                        (in thousands)
           Restaurant facilities                  $  6,306          $  6,306
           Equipment                                 1,012               977
                                                  --------          --------
                                                     7,318             7,283
                Less accumulated amortization       (4,755)           (4,839)
                                                  --------          --------
                                                  $  2,563          $  2,444
                                                  ========          ========

Total rental expense of operating leases for continuing operations was $1,266,000 and $1,096,000 respectively, for the forty weeks ended March 4, 2001 and March 5, 2000, and was $359,000 and $344,000 respectively, for the twelve weeks ended March 4, 2001 and March 5, 2000.

Future minimum lease payments under capitalized leases and operating leases for continuing operations having an initial or remaining term of one year or more follow:

                                               Capitalized         Operating
           Period ending March 4,                 leases             leases
           ----------------------              -----------         ---------
                                                       (in thousands)
           2002                                  $   922             $1,290
           2003                                      902              1,142
           2004                                      902                876
           2005                                      862                724
           2006                                      803                492
           2007 to 2018                            3,234              2,667
                                                 -------             ------
               Total                               7,625             $7,191
                                                                     ======
           Amount representing interest           (2,605)
                                                 -------
           Present value of obligations            5,020
           Portion due within one-year              (381)
                                                 -------

           Long-term obligations                 $ 4,639
                                                 =======

NOTE F - CAPITAL STOCK

Stock Options
-------------

The 1993 Stock Option Plan authorizes the grant of stock options for up to 562,432 shares of the common stock of the Company for a ten-year period beginning May 9, 1994. Shares may be optioned to employees at not less than 75% of fair market value on the date granted. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998 which provides for automatic, annual stock option grants of 1,000 shares to each of the Company's non-employee directors. The per share exercise price for options granted to non-employee directors must equal 100% of fair market value on the date of grant. The Amended Plan added a Company right to repurchase shares acquired on exercise of options if an optionee chooses to dispose of such shares. Outstanding options under the 1993 Plan have been granted at fair market value and expire 10 years from the date of grant. Outstanding options to employees vest in three equal annual installments, while outstanding options to non-employee directors vest after one year.

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK (CONTINUED)

The 1984 Stock Option Plan expired May 8, 1994. As of March 4, 2001, 28,488 options remain outstanding, which are exercisable within 10 years from the date of grant, expiring during periods to 2003. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends (the latest of which was declared and paid in fiscal year 1997) in accordance with the anti-dilution provisions of the Plan.

Transactions involving both the 1993 and the 1984 Plans are summarized below:

                                                               Forty weeks ended           Forty weeks ended
                                                                 March 4, 2001               March 5, 2000
                                                          --------------------------  --------------------
                                                           No. of        Option        No. of         Option
                                                           Shares         Price        Shares          Price
                                                           ------         -----        ------          -----
Outstanding  at
   beginning of year                                       118,738   $8.31 to $17.05    169,163  $8.31 to $20.83
Exercisable at
   beginning of year                                        69,987   $8.31 to $17.05    108,580  $12.38 to $20.83
Granted during the forty weeks                             107,478   $9.94 to $12.06     27,750  $10.06 to $10.25
Exercised during the forty weeks                                 0                            0
Expired during the forty weeks                                   0                       68,425  $20.83
Forfeited during the forty weeks                             4,500   $9.94 to $12.38      1,000  $8.31
Outstanding at end of quarter                              221,716   $8.31 to $17.05    127,488  $8.31 to $17.05
Exercisable at end of quarter                               88,405   $8.31 to $17.05     59,404  $8.31 to $17.05

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

Pro forma disclosures of net income and basic and diluted net earnings per share for the forty and twelve weeks ended March 4, 2001 and March 5, 2000 were similarly not materially different from reported results.

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

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK (CONTINUED)

Stock Repurchase Program
------------------------

The program that authorized the repurchase of up to 1,000,000 shares of the Company's common stock was completed in September 2000. A total of 875,986 shares were repurchased over the two-year life of the program at a cost of $8,779,000, including 211,680 shares at a cost of $2,211,000 since the beginning of fiscal year 2001. On October 2, 2000, the Board of Directors authorized a replacement program to repurchase up to 500,000 additional shares from time to time on the open market or through block trades during a two-year time frame. Through March 4, 2001, the Company has repurchased 65,100 shares at a cost of $747,000 pursuant to the new authorization. During the forty weeks ended March 4, 2001, the Company repurchased a total of 276,780 shares at a cost of $2,958,000.


Earnings Per Share
------------------

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

                                           Weighted Average
                                       Common Shares Outstanding           Stock                  Total
                                         (used for Basic EPS)           Equivalents       (used for Diluted EPS)
                                         --------------------           -----------       ----------------------

Quarter ending March 4, 2001                5,078,041                     41,488                 5,119,529
Year to date March 4, 2001                  5,140,569                     21,029                 5,161,598

Quarter ending March 5, 2000                5,495,070                        754                 5,495,824
Year to date March 5, 2000                  5,731,333                      1,132                 5,732,465

NOTE G - PENSION PLANS

The Company sponsors two qualified defined benefit pension plans covering substantially all of its eligible employees, plus two non-qualified supplemental retirement plans for "highly compensated employees" (see Note B). The changes in the Company's benefit obligation are computed as follows for the years ended May 28, 2000 and May 30, 1999 (latest available data):

                                                                              (in thousands)
                                                                          2000              1999
                                                                          ----              ----
Projected benefit obligation at beginning of year                      $  15,768          $14,765
Service cost                                                               1,306            1,264
Interest cost                                                              1,114            1,018
Actuarial gain                                                              (176)            (289)
Benefits paid                                                             (2,120)            (990)
                                                                       ----------        --------
Projected benefit obligation at end of year                            $  15,892         $ 15,768
                                                                       ==========        ========

The changes in the plans' assets are computed as follows for the years ended May 28, 2000 and May 30, 1999 (latest available data):

                                                                              (in thousands)
                                                                          2000              1999
                                                                          ----              ----
Fair value of plan assets at beginning of year                         $  23,726          $23,189
Actual return on plan assets                                               1,615            1,317
Employer contributions                                                       421              402
Benefits paid                                                             (2,284)          (1,182)
                                                                       ----------        --------
Fair value of plan assets at end of year                               $  23,478         $ 23,726
                                                                       ==========        ========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - PENSION PLANS (CONTINUED)

The following table sets forth the plans' funded status and amounts recognized on the Company's balance sheet at May 28, 2000 and May 30, 1999 (latest available data):

                                                                              (in thousands)
                                                                           2000             1999
                                                                           ----             ----
Funded status                                                           $  7,585           $7,958
Unrecognized net actuarial gain                                           (6,277)          (6,865)
Unrecognized prior service cost                                              529              599
Unrecognized net transition (asset)                                         (474)            (711)
                                                                        ---------         -------
Prepaid benefit cost                                                    $  1,363          $   981
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


Net periodic pension cost (benefit) for the forty weeks ended March 4, 2001 and March 5, 2000 was $66,000 and $36,000 respectively, and was $(66,000) and $3,000 respectively, for the twelve weeks ended March 4, 2001 and March 5, 2000.

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

                                                    Forty weeks ended         Twelve Weeks ended
                                                   Mar. 4,      Mar. 5,      Mar. 4,     Mar. 5,
                                                    2001          2000        2001         2000
                                                  ---------    ---------    ---------    ---------
                                                                   (in thousands)
   Revenue
       Big Boy                                    $ 120,642    $ 116,373    $  34,526    $  33,621
       Sale of franchise rights                       1,104            -        1,104            -
       Franchise & other fees from sub-licenses       1,007          880          293          253
                                                  ---------    ---------    ---------    ---------
     Total Big Boy                                  122,753      117,253       35,923       33,874
     Golden Corral                                   17,515        8,805        6,195        3,639
                                                  ---------    ---------    ---------    ---------
                                                  $ 140,268    $ 126,058    $  42,118    $  37,513
                                                  =========    =========    =========    =========

   Operating profit (loss)
       Big Boy                                    $  13,028    $  11,704    $   3,488    $   3,347
       Impairment of assets                          (1,549)           -       (1,075)           -
       Opening expense                                  (45)           -          (45)           -
                                                  ---------    ---------    ---------    ---------
     Total Big Boy                                   11,434       11,704        2,368        3,347

       Golden Corral                                  1,155          460          464          145
       Opening expense                                 (987)        (955)        (362)        (194)
                                                  ---------    ---------    ---------    ---------
     Total Golden Corral                                168         (495)         102          (49)

                                                  $  11,602    $  11,209    $   2,470    $   3,298
                                                  =========    =========    =========    =========

Depreciation and amortization
     Big Boy                                      $   5,929    $   6,065    $   1,722    $   1,781
     Golden Corral                                      654          278          232          133
     Discontinued operations                              -        1,358            -          413
                                                  ---------    ---------    ---------    ---------
                                                  $   6,583    $   7,701    $   1,954    $   2,327
                                                  =========    =========    =========    =========

Capital Expenditures
     Big Boy                                      $   3,604    $   2,587    $   1,535    $     920
     Golden Corral                                   14,170        8,457        4,870          639
     Discontinued operations                             20          555            -           75
                                                  ---------    ---------    ---------    ---------
                                                  $  17,794    $  11,599    $   6,405    $   1,634
                                                  =========    =========    =========    =========

                                                            As of
                                                  Mar. 4,          May 28,
                                                    2001            2000
                                                    ----            ----
Identifiable assets
     Big Boy                                      $  75,865    $  78,289
     Golden Corral                                   29,126       15,096
     Discontinued operations                          3,704       14,394
                                                  ---------    ---------
                                                  $ 108,695    $ 107,779
                                                  =========    =========

                   Frisch's Restaurants, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I - RELATED PARTY TRANSACTIONS

During the forty weeks ended March 4, 2001 and March 5, 2000, a Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company paid the Company franchise and advertising fees, employee leasing and other fees, and made purchases from the Company's commissary.

During the fiscal year ended May 30, 1999, three unprofitable Big Boy restaurants that closed at the end of 1997 were sold and licensed to a Big Boy franchise operator, a minority shareholder and the president of which was an officer of the Company prior to May 31, 2000. During the year ended May 28, 2000, another unprofitable Big Boy restaurant that closed in 1997 was sub-leased and licensed to this same Big Boy franchise operator. In addition, this Big Boy franchise operator has acquired three other Big Boy licensed restaurants from other licensees of the Company. During the forty weeks ended March 4, 2001 and March 5, 2000, certain of these restaurants paid the Company rent, franchise and advertising fees and other fees and made purchases from the Company's commissary.

These transactions were effected on substantially similar terms as transactions with persons having no relationship with the Company.

NOTE J - COMPANY REPRESENTATIONS

The financial information is unaudited, but in the opinion of management includes all adjustments (all of which were normal and recurring with the exceptions of this year's second and third quarter non-cash pretax impairment of assets charges, and this year's second quarter provision for the estimated loss from the sale of the Quality Hotel Central which is expected to occur before June 3, 2001) necessary for a fair presentation of results of operations for such periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS
-------------

Overview
--------

Earnings from continuing operations for the twelve-week third quarter ended March 4, 2001 were $1,308,000, or $.26 per share, compared to $1,208,000 or $.22 per share in last year's comparable quarter. While this year's third quarter benefited from a $1,104,000 gain ($707,000 net after income tax, or $.14 per share) from the sale of certain unused Big Boy territorial rights, the quarter was adversely impacted by an impairment of assets charge of $1,075,000 ($688,000 net after income tax, or $.13 per share) that resulted from closing an unprofitable Big Boy restaurant in January 2001. Total revenue from continuing operations for the third quarter ended March 4, 2001 was $42,118,000, an increase of $4,605,000 or 12.3 percent from the comparable quarter last year.

For the forty weeks ended March 4, 2001, earnings from continuing operations were $4,517,000, or $.88 per share. This includes the gain from sale of unused Big Boy rights and the impairment charge in the third quarter, and a second quarter impairment charge of $500,000 ($320,000 net after income tax, or $.06 per share). Earnings from continuing operations during last year's forty weeks were $4,261,000, or $.74 per share. Total revenue increased 11.3 percent to $140,268,000 from $126,058,000 a year ago.

In March, 2000, the Company announced strategic plans to divest the Company's two hotel operations. The plans called for continuing to operate the hotels until they were sold. Net earnings for the twelve and forty weeks ended March 4, 2001 included a loss from discontinued operations of $53,000 or $(.01) per share and earnings of $1,027,000 or $.20 per share, respectively. Net earnings for the twelve and forty weeks ended March 5, 2000 included losses from discontinued operations of $354,000 or $(.06) per share and $207,000 or $(.03) per share, respectively. Included in the forty weeks ended March 4, 2001 is an overall estimated net gain on disposal of both hotels of $540,000 (net of selling expenses and tax) or $.10 per share. This reflects the actual disposal of the Clarion Hotel Riverview for $12,000,000 cash in November, 2000, and the future sale of the Quality Hotel Central, anticipated to be completed before the end of the current fiscal year.

The twelve and forty weeks ended March 4, 2001 do not include provisions for hotel depreciation, in accordance with discontinued operations accounting standards. Depreciation expense of $413,000 and $1,358,000 is reflected in discontinued operations for last year's twelve and forty weeks ended March 5, 2001. The discussion of results of operations has been adjusted to exclude comparisons of the hotel summary information shown in the table below:

                                                   Forty weeks ended            Twelve Weeks Ended
                                                Mar. 4,        Mar. 5,         Mar. 4,        Mar. 5,
                                                 2001           2000            2001           2000
                                               -------        --------       --------        ------
                                                                     (in thousands)

Total revenue                                  $ 6,385        $  8,951       $    599        $ 2,058
Total costs and expenses                         5,623           9,265            681          2,595
                                               -------        --------       --------        -------
Earnings before income tax                         762            (314)           (82)          (537)
Income tax                                         275            (107)           (29)          (183)
                                               -------        ---------      ---------       --------
Earnings from discontinued operations              487            (207)           (53)          (354)

Gain on disposal of discontinued
   operations (net of tax)                         540               -              -              -
                                               -------        --------       --------        -------

Net earnings from discontinued operations      $ 1,027        $   (207)      $    (53)       $  (354)
                                               =======        =========      =========       ========

Results of Operations
---------------------

Same store sales in Big Boy restaurants improved by 4.3 percent during the first three quarters, including 3.6 percent for the twelve week period ending March 4, 2001, marking the fourteenth consecutive quarter that Big Boy same store sales gains have been achieved. Introductions of new menu items with higher price points, continued strong sales from carryout and drive-thru trade and menu price hikes have combined to drive the sales increases. Menu prices were increased 1.5 percent shortly before last year's first quarter ended and were raised just under 2 percent near the end of the third quarter of fiscal 2000. Similar percentage price increases were implemented during the corresponding periods in fiscal 2001. The Company did not open any Big Boy restaurants during the last four quarters. Two under-performing Big Boy restaurants closed in January 2001.

Four new Big Boy restaurants, including the replacement of an older restaurant on its existing site, are currently being planned to open in calendar year 2001, two of which are now under construction. These new restaurants will feature the debut of the completely redesigned prototype restaurant building. A cylindrical glass tower with an automated lighting system is the focal point of the building, designed to serve as a beacon to welcome customers. The first new restaurant will open in late April, 2001. The openings of the other three are expected during the summer of 2001. The new prototype being used to build these Big Boy restaurants is designed to be scalable to the size and cost of a building for use in future expansion into smaller markets. This expansion may include marketing the scaled down version of the building to licensees to help accelerate the growth of the Big Boy trade name into these markets.

Growing the Big Boy trade name is strategically significant, especially since January, 2001, when the Company acquired the exclusive, irrevocable ownership of the rights to the Big Boy trademark, trade name and service marks in the states Kentucky and Indiana, and in most of Ohio and Tennessee. The Company acquired these rights and received $1,230,000 in exchange for selling the Company's unused Big Boy rights in former operating areas of Texas, Oklahoma, Kansas and Florida that the Company abandoned years ago. The $1,104,000 present value of the transaction was recorded as other income during the quarter ended March 4, 2001.

Sales from Golden Corral restaurants were $17,515,000 during the first three quarters, an increase of $8,710,000 from last year's first three quarters. The increase accounted for approximately 60 percent of the Company's 11.3 percent increase in revenue. Five Golden Corral restaurants were in operation for the entire three quarter period this year. The next four Golden Corral's opened in July, 2000, September, 2000, January, 2001 and February, 2001, respectively. Only one Golden Corral was in operation for the entire three quarter period last year, while two were opened during last year's first quarter, the fourth opened in last year's second quarter, and the fifth opened during last year's third quarter. The Company plans to build a total of 41 Golden Corrals through 2007, including three more that are currently under construction, one each planned to open respectively in April, June and July, 2001.

Cost of sales for the three quarters ended March 4, 2001 increased $10,768,000 or 9.7 percent higher than last year's three quarter period, roughly proportionate to the 11.3 percent revenue increase (10.4 percent excluding the revenue from the sale of Big Boy territorial rights). As a percentage of revenue, cost of sales was 86.8 percent (87.5 percent without benefit of the revenue from the sale of the Big Boy territorial rights) and 88.0 percent, respectively, in the three quarters of fiscal years 2001 and 2000. An analysis of the components of cost of sales follows.

As a percentage of Big Boy sales, food and paper costs in Big Boy restaurants were 31.7 percent and 31.6 percent, respectively, during the three quarter periods of fiscal years 2001 and 2000. Food cost for Big Boy restaurants continues to benefit from higher sales of carryout and drive-thru meals, which usually have lower food cost percentages than typical dining room meals. However, higher prices paid for certain commodities, especially beef and pork, continue to drive food and paper costs higher. The impact of food cost in Golden Corral restaurants, which as a percentage of sales is much higher than in Big Boy restaurants, resulted in consolidated food and paper costs of 32.8 percent (33.0 percent without benefit of the revenue from the sale of the Big Boy territorial rights) and 32.6 percent of revenue, respectively, during the three quarters of fiscal years 2001 and 2000.

Payroll and related expenses were 34.0 percent and 34.4 percent of revenue, respectively, during the three quarters of fiscal years 2001 and 2000. Payroll and related expenses benefited from favorable claims experience in the Company's self-insurance programs, as reserve estimates were lowered during the first quarter of both fiscal years. Without these adjustments, payroll and related expenses would have been 34.2 percent (34.5 percent without benefit of the revenue from the sale of the Big Boy territorial rights) and 34.7 percent of revenue, respectively, in the three quarter periods of fiscal years 2001 and 2000. Higher pay rates driven by tight labor conditions continue to adversely affect these percentages. In addition, the three quarters ended March 4, 2001 included higher expense for the Company's variable compensation program for restaurant management. However, three factors kept the payroll percentage for this year's three quarter period below the percentage for last year's three quarters. First, the costs of certain employee benefits are fixed and do not rise with higher levels of pay or higher sales levels. Second, payroll and related expense percentages for Golden Corral restaurants are lower than for Big Boy restaurants. Therefore, more Golden Corral restaurants in operation during this year's three quarters resulted in lower consolidated percentages when compared against last year. Finally, Golden Corral restaurant management has made large strides in implementing improved controls to reduce the hours worked by employees, resulting in further reductions in payroll percentages.

It remains likely that the federal minimum wage will soon be increased by as much as a dollar per hour to be phased in over a two-year period. Based on current labor conditions, such an increase would not be expected to have an immediate, material effect on the Company's payroll costs, especially if the final legislation does not change the cash wage for tipped employees.

Other operating expenses decreased to 20.0 percent of revenue (20.2 percent without benefit of the revenue from the sale of the Big Boy territorial rights) during the three quarters from 21.0 percent in last year's three quarters. As these expenses tend to be more fixed in nature, the sales increases cause these costs to be a lower percentage of revenue. Other operating costs in this year's three quarters include opening costs of $987,000 for the Company's Golden Corral restaurants (including $158,000 for future restaurants). Last year's three quarter period included opening costs of $955,000 (including $155,000 for restaurants that were not yet in operation). Excluding all opening expenses, pretax operating earnings for Golden Corral restaurants would have been $1,155,000 in this year's three quarters compared with $460,000 in the comparable period last year.

Results for the first three quarters of Fiscal 2001 were adversely affected by impairment of assets charges totaling $1,549,000 that resulted from closing two under-performing Big Boy restaurants.

Administrative and advertising expense during the first three quarters of fiscal 2001 increased $1,049,000 or 15.2 percent higher than last year's three quarter period. The largest component of the increase is higher spending for Big Boy advertising. The Company's policy is to spend a constant percentage of sales for advertising. Other components of the increase include higher corporate bonus accruals commensurate with the earnings improvement and professional fees incurred while investigating whether it was feasible to purchase certain assets that became available due to the bankruptcy of Elias Brothers Restaurants, Inc., the holder of the Big Boy trademark at the time.

Interest expense during the three quarters ended March 4, 2001, increased $244,000 or 13.8 percent higher than last year's first three quarters. For the twelve week third quarter, interest decreased $112,000 or 18 percent. The year to date increase resulted from the impact of borrowing $11,000,000 over the course of fiscal 2000 together with $11,500,000 borrowed to date in fiscal 2001. Proceeds from the sale of the Clarion Hotel Riverview that were used to repay debt, together with recent declines in variable rates, resulted in the decreased expense for the twelve week quarter. Additional short term reductions in interest expense should occur when the sale of the Quality Hotel Central is completed and the proceeds are used to retire debt. However, as continued borrowing is likely for the foreseeable future to fund construction of Golden Corral and Big Boy restaurant expansion, interest expense should increase over the long term.

The estimated effective tax rate as a percentage of pre-tax earnings is 36 percent for the three quarters ended March 4, 2001, compared with 34 percent in last year's first three quarters. This year's tax rate is higher for two reasons. Higher earnings expectations in fiscal 2001 causes federal tax credits to be a lower percentage of pretax earnings which in turn results in a higher effective tax rate. This year's estimated tax rate also contains higher provisions for state income taxes principally associated with expected gains from the sale of the hotel properties.

Liquidity and Capital Resources
-------------------------------

The Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry. The deficit is often substantial, but management believes that such position does not hinder the Company's ability to satisfactorily retire its obligations when due, as significant cash flow is provided by operations and substantially all of the Company's retail sales are cash or credit card sales. In addition, the Company's revolving credit line is readily available when needed. As of March 4, 2001, the working capital deficit was $7,311,000. The deficit would be higher were it not for the classification of the assets of the discontinued Quality Hotel Central as current assets. The positive working capital position that was reflected on the May 28, 2000 balance sheet has now been eliminated by the sale of the Clarion Hotel Riverview in November 2000, the proceeds of which were used to retire long-term debt.

Cash provided by operating activity was $11,156,000 through the third quarter of fiscal 2001, including changes in assets and liabilities such as accounts receivable, accounts payable and accrued expenses that tend to fluctuate a great deal each period due to the timing of payments. The more consistent indicator of cash flows that is internally used by management to gauge performance (net income plus depreciation, plus any loss on dispositions and/or impairment of assets charges, less any gain on dispositions), amounted to $11,897,000 through the three quarters ended March 4, 2001. All cash flows provided by operations, supplemented with funds from external borrowing and proceeds from the sale of real estate, were utilized for discretionary capital projects (principally restaurant expansion), dividends, repurchases of the Company's common stock, and to service debt.

Investing activities through the third quarter of fiscal 2001 included $17,793,000 in capital costs, an increase of $6,194,000 from last year's first three quarters. This year's capital spending included $14,170,000 for Golden Corral, $1,140,000 to remodel Big Boy restaurants, $1,320,000 for new Big Boy restaurant expansion, and $1,163,000 in routine equipment replacements and other capital outlays. Proceeds from property sales were

$13,283,000 during this year's first three quarters, principally from the sale of the Clarion Hotel Riverview. In addition, $500,000 cash was received from the disposition of "Big Boy" territorial rights outside of the Company's core operating areas. Proceeds from property sales transacted during last year's first three quarters were $173,000. During the next quarter, the Company expects the sale of the Quality Hotel Central to generate net proceeds of at least $3,700,000, which will be used in the short term to repay debt and will ultimately be reinvested in Big Boy and Golden Corral restaurant expansion. Sale proceeds from closed restaurants and excess properties are generally used for working capital.

Financing activities through the third quarter of fiscal 2001 included $6,500,000 of new debt borrowed against the Golden Corral credit facility. In addition, $5,000,000 of new debt was borrowed on the $20,000,000 revolving line of credit. Proceeds from the sale of the Clarion Hotel Riverview allowed the Company to repay $11,500,000 against the revolving line of credit. Scheduled long-term debt payments of $2,376,000 were also made. Regular quarterly $.08 per share cash dividends to shareholders totaling $1,233,000 were paid during the three quarters ended March 4, 2001. The Company had a two-year stock repurchase program that expired October 5, 2000. Since the beginning of the fiscal year in June, 2000, to expiration, the Company repurchased 211,700 of its common shares at a cost of $2,211,000. The two-year program closed with 876,000 shares repurchased at a cost of $8,779,000. On October 2, 2000, the Board of Directors authorized a replacement program to repurchase up to 500,000 additional shares from time to time on the open market or through block trades during a two-year time frame. Through March 4, 2001, the Company repurchased 65,100 shares at a cost of $747,000 pursuant to the replacement program. During the forty weeks ended March 4, 2001, the Company repurchased a total of 276,800 shares costing $2,958,000.

The Company's development agreements with Golden Corral Franchising Systems, Inc. call for the opening of 41 Golden Corral restaurants through December 31, 2007. The Company is on target with the development schedule as set forth in the development agreements. Nine restaurants were in operation as of March 4, 2001. In addition, three more Golden Corrals are currently under construction with openings scheduled for April, June and July, 2001. Current plans call for the construction of three additional Golden Corrals to be opened by January, 2002. On average, the approximate cost to build and equip each of the six Golden Corral restaurants that will open between April, 2001 and January, 2002, is $2,900,000, including land.

The grand opening of the first new Company-owned Big Boy restaurant in over three years is set for April, 2001. In addition, another Big Boy restaurant is currently under construction, the opening of which is scheduled for July, 2001. Current expansion plans also call for opening two other Big Boy restaurants in calendar 2001, one of which will be a replacement of an older restaurant on its existing site. Construction of both restaurants should be underway by the end of the fiscal year in May, 2001, with openings scheduled for August and September, 2001. The estimated cash outlay to build and equip each of these restaurants is $1,650,000, excluding land. Several new sites for Big Boy expansion will likely also be acquired during the course of calendar year 2001.

Other capital outlays of approximately $1,850,000 are scheduled over the remainder of fiscal 2001 and early into fiscal 2002. This includes plans to remodel nine Big Boy restaurants. Some of these restaurants will have their dining rooms expanded and/or their kitchens redesigned for increased efficiency. These plans also include renovations to the second floor of the Company's headquarter offices, its first substantial facelift since 1979.

Expansion costs are being funded through a combination of cash flow, an exclusive credit facility for Golden Corral construction and a revolving credit loan. The Company's Golden Corral credit facility provides for unsecured borrowing of up to $20,000,000 for Golden Corral construction through August 31, 2002, of which $4,500,000 remained available as of March 4, 2001. The revolving loan is a $20,000,000 unsecured line of credit, of which $9,500,000 was available for borrowing as of March 4, 2001.

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

Food safety is the most significant risk to any Company that operates in the restaurant industry. It has become the focus of increased government regulatory initiatives at the local, state and federal levels resulting in higher compliance costs to the Company. To limit the Company's exposure to the risk of food contamination, management rigorously emphasizes and enforces the Company's food safety policies working cooperatively with programs established by health agencies at all levels of government authority, including the Hazard Analysis of Critical Control Points (HACCP) program. Other risks and uncertainties facing the Company include, but are not limited to, the following: intense competition for customers; seasonal weather conditions, particularly during the winter months of the third quarter; consumer perceptions of value, food quality and quality of service; changing consumer preferences; changing demographics; changes in business strategy and development plans; the rising cost of quality sites on which to build restaurants; incorrect restaurant site selection; changes in the supply and cost of food; shortages of qualified labor; the effects of inflationary pressure, including higher energy prices; variable interest rates; legal claims; estimates used in preparing financial statements; changes in governmental regulations regarding the environment; any future imposition by OSHA of costly ergonomics regulations on workplace safety; legislative changes affecting labor law, especially increases in the federal minimum wage; and changes in tax laws.

Many of the risks and uncertainties identified herein, together with any that may arise in the future presenting management with new challenges, could cause significant sales and cash flow reductions at existing restaurants that could result in the permanent closure of the affected restaurant(s) with an impairment of assets charge taken against earnings. The Company undertakes no obligation to update the forward-looking statements that may be contained in this MD&A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has market risk exposure to interest rate changes primarily relating to the $20,000,000 revolving credit loan, the outstanding balance of which was $10,500,000 as of March 4, 2001. Interest rates are determined by various indices for periods of one, two or three months as selected by the Company. The indices include the London Interbank Offered Rate (LIBOR) and the average rate being offered by top quality banks in the national secondary market for certificates of deposit (CD), plus the then applicable LIBOR/CD spread as periodically adjusted, ranging from a minimum of 87.5 basis points to a maximum of 150 basis points. Any portion of the note with respect to which a LIBOR or CD based rate is not in effect bears interest equal to the prime rate. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates.

Food supplies for Big Boy restaurants are generally plentiful and may be obtained from any number of suppliers. Quality and price are the principal determinants of source. Centralized purchasing and food preparation through the Company's commissary ensures uniform product quality and safety, timeliness of distribution to restaurants and results in lower food and supply costs. Certain commodities, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. The Company does not currently use financial instruments as a hedge against changes in commodity pricing.

For Golden Corral restaurants, the Company currently purchases substantially all food, beverage and other menu items from the same vendor that Golden Corral Franchising Systems, Inc. (Franchisor) uses for its operations. Deliveries are made two to three times per week. Other vendors are available to provide products that meet the Franchisor's specifications should the Company wish or need to make a change.

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

               (10) Material Contracts
               -----------------------

                  (10) (a) Intellectual Property Use and Noncompete Agreement between the Registrant and Liggett Restaurant Enterprises LLC dated January 8, 2001 IS FILED HEREWITH.

                  (10) (b) Transfer Agreement between the Registrant and Liggett Restaurant Enterprises LLC dated January 8, 2001 IS FILED HEREWITH.

                  (10)(c) Exhibit 10(a) to the Registrant's Form 10-K Annual Report for 2000, being the Area Development Agreement and Addendum effective July 25, 2000 between the Registrant and Golden Corral Franchising Systems, Inc., is incorporated herein by reference.

                  (10)(d) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 14, 1997, being Area Development Agreement and Addendum between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

                  (10)(e) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 12, 1999, being Second Amendment dated October 6, 1999 to Area Development Agreement between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

                  (10)(f) Exhibit (10) (d) to the Registrant's Form 10-Q Quarterly Report for September 17, 2000, being Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000 is incorporated herein by reference.*

                  (10)(g) Exhibit (10) (a) to the Registrant's Form 10-K Annual Report for 1997, being employment agreement between the Registrant and Jack C. Maier effective June 2, 1997, is incorporated herein by reference.*

                  (10)(h) Exhibit 10 (f) to the Registrant's Form 10-Q Quarterly Report for September 17, 2000, being Employment Agreement and Amendment between the Registrant and Craig F. Maier effective June 4, 2000 is incorporated herein by reference.*

                  (10)(i) Exhibit (10) (b) to the Registrant's Form 10-K Annual Report for 1995, being employment contract between the Registrant and Craig F. Maier effective May 29, 1995, is incorporated herein by reference.*

                  (10)(j) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 13, 1998, being amendment dated November 24, 1998 to employment contract between the Registrant and Craig F. Maier dated May 29, 1995, is incorporated herein by reference.*

                  (10)(k) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Savings Plan effective November 15, 1993, is incorporated herein by reference.*

                  (10)(l) Exhibit (10) (b) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference.*

                  (10)(m) Exhibit A to the Registrant's Proxy Statement dated September 9, 1998, being the Amended and Restated 1993 Stock Option Plan, is incorporated herein by reference.*

                   (10)(n) Exhibit B to the Registrant's Proxy Statement dated
                  September 9, 1998, being the Employee Stock Option Plan, is incorporated herein by reference. *

                  (10)(o) Exhibit (10) (e) to the Registrant's Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference.*

                  (10)(p) Exhibit (10) (f) to the Registrant's Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference.*

                  (10)(q) Exhibit (10) (g) to the Registrant's Form 10-K Annual Report for 1990, being the Agreement between the Registrant and Craig F. Maier dated November 21, 1989, is incorporated herein by reference.*

                  (10) (r) Exhibit (10) (p) to the Registrant's Form 10-Q Quarterly Report for December 10, 2000, being the Real Estate Purchase and Sale Agreement between the Registrant (seller) and Remington Hotel Corporation (buyer) dated August 10, 2000 to sell the Clarion Riverview Hotel, is incorporated herein by reference.

                  (10) (s) Exhibit (10) (q) to the Registrant's Form 10-Q Quarterly Report for December 10, 2000, being the Amendment and Restatement of Real Estate Purchase and Sale Agreement between the Registrant (seller) and Remington Hotel Corporation (buyer) dated October 9, 2000 to sell the Clarion Riverview Hotel, is incorporated herein by reference.

                  (10) (t) Exhibit (10) (r) to the Registrant's Form 10-Q Quarterly Report for December 10, 2000, being Frisch's Nondeferred Cash Balance Plan effective January 1, 2000 is incorporated herein by reference, together with the Trust Agreement established by the Registrant between Firstar Bank,
                  N. A., (Trustee) and Donald H. Walker (Grantor). There are identical Trust Agreements between Firstar Bank, N. A. (Trustee) and Craig F. Maier, Paul F. McFarland, W. Gary King, Karen F. Maier and certain other "highly compensated employees" (Grantors). *

                  *denotes compensatory plan or agreement.

               (15) Letter re unaudited interim financial information

           b)  Reports on Form 8-K.

                    On January 16, 2001 under Item 5, to report that on January 8, 2001 the Company had reached an agreement with Liggett Restaurant Enterprises LLC giving the Company exclusive, irrevocable ownership of certain rights to the "Big Boy" trademark, trade name and service marks in the Company's core operating areas of Ohio, Kentucky, Indiana, and in parts of Tennessee. Financial statements were not required to be filed.






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


DATE  April 9, 2001
      -------------

                                   BY     /s/ Donald H. Walker
                                     -------------------------
                                            Donald H. Walker
                                 Vice President - Finance, Treasurer and
                               Principal Financial and Accounting Officer