Form 10-K405
period 2001-06-03
FRISCHS RESTAURANTS INC
filed 2001-08-24
CIK 39047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 3, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7323

Frisch's Restaurants, Inc.

Incorporated in the State of Ohio	IRS Employer Identification number 31-0523213

2800 Gilbert Avenue
Cincinnati, Ohio 45206
513/961-2660

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock of No Par Value	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ].

     As of August 9, 2001, 4,993,032 common shares were outstanding, and the aggregate market value of the common shares (based upon the August 9, 2001 closing price of these shares on the American Stock Exchange) of Frisch's Restaurants, Inc. held by nonaffiliates was approximately $38.5 million.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 3, 2001 are incorporated by reference into Part III.

PART I
(Items 1 through 4)

Item 1. - Business

Frisch’s Restaurants, Inc. (together with its wholly owned subsidiaries, the “Company”) is an Ohio Corporation that was incorporated in 1947. The Company is headquartered in Cincinnati, Ohio and its stock has been publicly traded since 1960.

The Company’s operations include two (2) concepts within the mid-scale family segment of the restaurant industry. As of June 3, 2001, the Company operated eighty-six (86) family restaurants using the “Big Boy” trade name and ten (10) “Golden Corral” grill-buffet style family restaurants. Additionally, the Company had licensed thirty-six (36) “Big Boy” restaurants to other operators. All of these restaurants are currently located in various markets of Ohio, Kentucky and Indiana. In addition, the “Big Boy” segment operates a commissary that services all “Big Boy” restaurants operated by the Company, and is available to supply “Big Boy” restaurants licensed to others. Both the “Big Boy” and “Golden Corral” concepts are considered reportable operating segments for purposes of compliance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Financial information by operating segment as of and for the three fiscal years in the period ended June 3, 2001 appears in Note I - Segment Information – to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

In March 2000, the Company’s Board of Directors authorized management to divest the Company’s lodging operations, which consisted of two (2) high-rise hotels located in the greater Cincinnati area that were licensed to the Company through Choice Hotels International of Silver Spring, Maryland. One of the hotels used the trade name “Quality Hotel”; the other used the upscale “Clarion Hotel” brand. Prior to July 1999, the “Clarion” was a “Quality Hotel”. Extensive renovations from 1995 through 1999 qualified it for the change to “Clarion”. The Company continued to operate both hotels until they were both sold during the year ended June 3, 2001.

“Big Boy” Restaurants

Big Boy restaurants are full service family restaurants offering quick, efficient service, which the Company operates under the name “Frisch’s”. Substantially all of the restaurants also have “drive-thru” service. The restaurants are open seven (7) days a week, typically from 7:00 a.m. to 11:00 p. m. with extended weekend evening hours. Menus are generally standardized with a wide variety of items at moderate prices, featuring well-known signature items such as the original “Big Boy” double-deck hamburger sandwich, freshly made onion rings and hot fudge cake. Menu selections also include many other sandwiches, pasta, roast beef, chicken and seafood dinners, desserts and other items. In addition, a full breakfast menu is offered, and substantially all of the restaurants contain breakfast bars that are easily converted to soup and salad bars for lunch and dinner hours. Drive-thru and carryout menus emphasize combo meals that consist of a popular sandwich packaged with french fries and a beverage and sold at a lower price than if purchased separately. Although customers have not shown any significant preference for highly nutritional, low fat foods, such items are available on the menu and salad bars. Operations in the Big Boy operating segment are vertically integrated and include the manufacture and distribution of food products and supplies to the Company’s Big Boy restaurants. Certain of the Big Boy restaurants operated by licensees also purchase food and supplies from the Company.

The Big Boy marketing strategy – “What’s Your Favorite Thing?” – has been in place since the latter half of fiscal 1998. It emphasizes Big Boy’s distinct signature menu items. Since the spring of 1999 the use of radio and cable TV has been utilized to reach more consumers more cost effectively than commercials on network television had previously done.

The Company has always owned the trademark “Frisch’s.” In January 2001, the Company reached an agreement with Big Boy Restaurants International, LLC of Warren, Michigan, the successor of Elias Brothers Restaurants, Inc., under which the Company acquired the exclusive, irrevocable ownership of the rights to the “Big Boy” trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. This agreement replaced the Company’s long standing license agreements with Elias Brothers Restaurants under which the Company had been granted licensing rights in the states of Ohio, Kentucky, Indiana, Florida, Oklahoma, Texas, parts of Kansas and Tennessee, and under certain circumstances, in prescribed areas of certain states adjacent to

Tennessee. The old licensing agreements provided for unlimited renewal rights and had no provision for license fees.

System-wide Frisch’s Big Boy restaurant sales, which include sales made by restaurants that the Company licenses to others, were approximately $195 million in fiscal 2001, $187 million in fiscal 2000 and $178 million in fiscal 1999.

In April 2001, the Company opened its first new Big Boy restaurant since 1997. The new restaurant features a complete new style of architecture designed to differentiate the Big Boy concept from that of its competitors, a strategic move to strengthen the Company’s position in the ever-changing market place. The redesign was tailored to meet shifting customer preferences, the result of extensive consumer research. Two more of these new restaurants were under construction as of June 3, 2001, including the replacement of an older Big Boy restaurant on its existing site.

In 1997, the Company completed a restructuring of its Big Boy operations by closing fifteen (15) unprofitable restaurants, including all restaurants in the Indianapolis, Indiana area. The following tabulation sets forth Big Boy restaurant openings and closings for restaurants both operated by the Company and licensed to other operators for the five years ended June 3, 2001:

			Year ended
	6/1/97	5/31/98	5/30/99	5/28/00	6/3/01

Big Boy Restaurants Operated by the Company

Opened	3	-	-	-	1
Replaced by new buildings	(2)	-	-	-	(1)
Closed	(16)	-	-	-	(2)

Total Operated Big Boy Restaurants	88	88	88	88	86

Big Boy Restaurants Licensed to Others

Opened	2	-	3	1	1
Closed	(5)	(5)	-	(1)	(2)

Total Licensed Big Boy Restaurants	39	34	37	37	36

Franchise fees are charged to licensees for use of trademarks and trade names and licensees are required to make contributions to the Company’s general advertising account. These fees and contributions are calculated principally on percentages of sales. Total franchise and other service fee revenue earned by the Company from licensees in fiscal 2001 was substantially less than 1% of consolidated revenue. Other service fees from licensees include revenue from accounting and payroll services that five (5) of the licensed restaurants currently purchase from the Company.

The license agreements with licensees are not uniform, but most of the licenses for individual restaurants are covered by agreements containing the following provisions:

1.	The Licensor grants to the Licensee the right to use the name “Frisch” and/or “Frisch’s” and related trademarks and names in connection with the operation of a food and restaurant business, in return for which the Licensee pays a license fee equal to three and three-quarters percent (3 ¾%) of its gross sales. In addition, an initial fee of $30,000 is generally required.

2.	The Licensor provides local and regional advertising through publications, radio, television, etc., in return for which the Licensee pays an amount equal to two and one-half percent (2 ½%) of its gross sales.

3.	The Licensee agrees to conduct its business on a high scale, in an efficient manner, with cleanliness and good service, all to the complete satisfaction of the Licensor, and to comply with all food, sanitary and other regulations, and to serve only quality foods.

4.	The term of the license is for a period of five (5) years. The license can be renewed for two further periods of five (5) years each provided the terms are similar to those contained in license agreements given by the Licensor at such time.

The Company operates a commissary at Cincinnati, Ohio, where it prepares foods, and stocks food and beverages, paper products and other supplies for Big Boy operations. Some companies in the restaurant industry operate commissaries, while others purchase from outside sources. Raw materials, principally consisting of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. The Company believes that its Big Boy operations benefit from centralized purchasing and food preparation through the commissary operation, which ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs. All Big Boy restaurants operated by the Company are serviced by the commissary operation.

Revenue from the sale of commissary products to licensed Big Boy restaurants amounted to 3.4% of consolidated revenue in fiscal 2001, as only seventeen (17) of the thirty-six (36) licensed Big Boy restaurants currently purchase items from the commissary. Big Boy restaurants licensed to other operators in northern Indiana and northwestern Ohio do not buy food and supplies from the commissary. The commissary does not supply the Company’s Golden Corral restaurants.

“Golden Corral” Restaurants

In 1998 the Company entered into an area development agreement with Golden Corral Franchising Systems, Inc. of Raleigh, North Carolina (“Franchisor”), under which development rights were granted to the Company to establish and operate twenty-six (26) Golden Corral restaurants in certain markets in Ohio, Kentucky and Indiana, principally the greater metropolitan areas of Cincinnati and Dayton, Ohio and Louisville, Kentucky. In July 2000, the Company entered into a second area development agreement with the Franchisor, which grants development rights to the Company to establish and operate fifteen (15) additional Golden Corral restaurants in certain defined markets in the Cleveland and Toledo, Ohio Designated Market Areas.

The Company opened its first Golden Corral restaurant in 1999. Ten (10) Golden Corral restaurants were operating pursuant to these agreements as of June 3, 2001, with five (5) more planned to be open by the end of the current construction cycle in January 2002, three (3) of which were under construction as of June 3, 2001. Plans for the calendar year 2002 construction cycle call for six (6) Golden Corral restaurants to be open by the end of September 2002. All forty-one (41) restaurants are to be open and in operation by December 31, 2007. The Company is in compliance with the development schedules as required by these agreements. The Company does not have the right to sub-license others to use the Golden Corral system or proprietary marks. On average, the approximate cost to build and equip each Golden Corral restaurant is $2,900,000, including land.

Golden Corral is a grill-buffet style family restaurant concept featuring a wide variety of buffet items including seafood, chicken, other buffet foods, salad bars, an in-store display bakery and beverage items. Grilled to order steaks are also available. The restaurants have distinctive exteriors and interior designs and trade dress, and are open seven (7) days a week for lunch and dinner, providing prompt, courteous service in a clean and wholesome family atmosphere. Typical operating hours are 11:00 a.m. to 10:00 p.m. Additionally, the restaurants open earlier on weekends to provide a breakfast buffet. The Company has sole discretion as to the prices charged to its customers.

The Company may only sell such products, food, beverages and other menu items that meet the Franchisor’s standards of quality and quantity, as expressly approved and have been prepared in accordance with the Franchisor’s specifications. The Company currently purchases substantially all such menu items from the same vendor that the Franchisor uses for its operations. Deliveries are made two to three times per week. Other vendors are available to provide products meeting the Franchisor’s specifications should the Company wish or need to make a change.

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

In consideration of the granting of each individual franchise agreement, an initial franchise fee of $40,000 is required. Additionally, a royalty fee is required in an amount equal to four percent (4%) of the restaurant’s gross sales, and the Company is required to expend or contribute on advertising an amount not less than two percent (2%) of its gross sales up to a maximum of six percent (6%) of its gross sales.

General Developments

Each of the Company’s restaurants is managed through standardized operating and control systems. To enhance these controls, the installation of a point-of-sale (POS) system was completed in all Big Boy restaurants in February 1999. The system has eliminated many cumbersome tasks such as manual order entry and the errors associated with it. It has provided cost savings and administrative advantages allowing management to instantly accumulate and utilize data for more effective decision making, while allowing managers to spend more time in the dining room focusing on customer needs. The total investment exceeded $4.8 million.

At the beginning of fiscal 1999, the Company initiated a new incentive-based compensation program for Big Boy restaurant managers. It replaced a bonus program that was paid on the basis of increases in sales and profit over the previous year, which sometimes had the adverse effect of penalizing better managers. The new program ties restaurant managers’ compensation more directly to the cash flow of their restaurant, allowing bonus to be earned on a more consistent basis. In addition, the maximum amount that managers can earn was also increased to well above the average for competing concepts. As had been expected, a reduction in executive store management turnover was achieved. The Company believes the program has helped to build a strong management team that has focused on building same store sales and margins.

The Company has comprehensive recruiting and training programs designed to maintain the food and service quality necessary to achieve its goals for operating results. The Company considers its investment in its people to be a strategic advantage. The Company maintains a management recruiting staff at its headquarters. Corporate training centers are operated in Cincinnati, Ohio and Covington, Kentucky for the purpose of conducting training programs for new managers. The training includes both classroom instruction and on-the-job training. In 2001, a full time recruiter was added to attract high quality hourly-paid restaurant workers. Innovative software products were introduced in 1998 and 1999 consisting of an employee selection program that helps lower hourly employee turnover rates; an interactive employee training program; and a telephone processed program that measures employee job satisfaction. Additionally, all of the Company’s training videos and quizzes were converted to CD ROM formats in 1998.

Trademarks and Service Marks

The Company has registered certain trade names and service marks on the Principal Register of the United States Patent and Trademark office, including “Frisch’s”, “Brawny Lad”, “Buddie Boy” and the tag line “What’s Your Favorite Thing?” These registrations are considered important to the Company’s Big Boy operations, especially the trade name “Frisch’s” and the tag line “What’s Your Favorite Thing?” The duration of each registration varies. The Company intends to renew all of its trade names and service marks when each comes up for renewal. The “Big Boy” trade name and service marks are currently registered trademarks of Big Boy Restaurants International, LLC. Pursuant to the terms of an agreement reached in January 2001, the Company is in the process of filing concurrent registration applications to reflect its ownership of the “Big Boy” trademark, trade name, and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. The “Golden Corral” trade name and service marks are registered trademarks of Golden Corral Corporation. The “Quality Hotel” and “Clarion Hotel” trade names and service marks are registered trademarks of Choice Hotels International. The Company is not aware of any infringements on its registered trade names and service marks, nor is the Company aware of any infringement on any of its territorial rights to use the proprietary marks licensed to the Company.

Seasonality

The Company’s business is moderately seasonal, with the third quarter of the fiscal year (December through February) normally accounting for a smaller share of annual revenues. Additionally, severe winter weather can have a marked negative impact upon revenue during the third quarter. Occupancy and other fixed operating costs have a greater negative impact on operating results during any quarter that may experience lower sales.

Working Capital

The Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry. The deficit is often substantial, but management believes that such position does not hinder the Company’s ability to satisfactorily retire its obligations when due, as significant cash flow is provided by operations and substantially all of the Company’s retail sales are cash or credit card sales. In addition, the Company’s revolving credit line is readily available when needed. As of June 3, 2001, the working capital deficit was $10,967,000. A positive working capital position had been established as of May 28, 2000, reflecting the classification of the assets of the Company’s discontinued hotel operations as current assets, and it was eliminated when the hotel properties were sold during fiscal 2001, the proceeds from which were used to retire long-term debt.

Customers, Backlog and Government Contracts

Since substantially all of the Company’s retail sales are derived from food sales to the general public, there is not any material dependence upon a single customer or any group of a few customers. No backlog of orders exists and no material portion of the Company’s business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the government.

Competition

The restaurant business is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. The Company has numerous competitors, including national chains, regional and local chains, as well as independent operators, none of which, in the opinion of the Company, is dominant in the mid-scale family sector of the restaurant industry. Competition continues to increase from supermarkets and other non-traditional competitors, as home meal replacement continues to grow in popularity. The principal methods of competition in the restaurant industry are brand name recognition and advertising; menu selection and prices; food quality and customer perception of value, speed and quality of service; cleanliness and fresh, attractive facilities in convenient locations. Proper staffing levels and employee training have also become competitive factors in recent years. In addition to competition for customers, sharp competition exists for qualified restaurant managers and for hourly restaurant workers, and for quality sites on which to build new restaurants.

Research and Development

The Company’s corporate staff includes a manager of research and development for its Big Boy restaurants whose responsibilities entail development of new menu selections and enhancing existing products. While these activities are important to the Company, these expenditures have not been and are not expected to be material to the Company’s results.

Government Regulation

The Company is subject to licensing and regulation by various federal, state and local agencies, including vendors’ licenses, health, sanitation, safety, hiring and employment practices. All operations are believed to be in material compliance with all applicable laws and regulations. The Company’s restaurants are constructed to meet local and state building and fire codes, and to meet the requirements of the Americans with Disabilities Act. All older restaurants have been remodeled or updated to also meet the requirements of the Americans with Disabilities Act. Although the Company has not experienced any significant obstacles to obtaining building permits, licenses or approvals from governmental bodies, increasingly rigorous requirements on the part of state, and in particular, local governments could delay or possibly prevent expansion in desired markets.

Environmental Matters

The Company does not believe that various federal, state or local environmental regulations will have any material impact upon its capital expenditures, earnings or competitive position. However, the Company can not predict the effect of any future environmental legislation or regulations.

Employees

As of June 3, 2001, the Company and its subsidiaries employed approximately 6,700 persons, including approximately 1,100 in Golden Corral restaurants. Approximately 2,700 of the Company’s employees are considered part-time (those who work less than 24 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to restaurant sales levels. None of the Company's employees is represented by a collective bargaining agreement, and management considers employee relations to be excellent.

Item 2. – Properties

Substantially all of the Company’s restaurants are free standing, well-maintained facilities. Substantially all of the Big Boy restaurants have a “drive-thru” window. The following tabulation sets forth the range and average floor space and the range and average seating capacity by operating segment (similar information for Big Boy restaurants licensed to others is not available):

	Floorspace – Sq. Ft.			Seating capacity

	Range			Range

	Smallest	Largest	Average	Smallest	Largest	Average

Big Boy	3,578	6,820	5,588	105	200	155
Golden Corral	9,952	9,952	9,952	348	348	348

Sites acquired for development of new Company operated restaurants are identified and evaluated for potential long-term sales and profits. A variety of factors are analyzed including demographics, traffic patterns, competition and other relevant information. Older Big Boy restaurants are generally located in urban or heavily populated suburban neighborhoods that cater to local trade rather than highway travel. Restaurants opened since the middle part of the 1980’s have generally been located near interstate highways. The following table sets forth certain operating segment information with respect to the number and location of all restaurants as of June 3, 2001:

	Big Boy

	Company	Operated by
	Operated	Licensees	Golden Corral

Ohio	63	26	6
Kentucky	19	4	4
Indiana	4	6	-

Total	86	36	10

As control of property rights is important to the Company, it is the Company’s policy to own its restaurant locations whenever possible. Many of the restaurants operated by the Company that opened prior to 1990 were financed with sale/leaseback transactions. The following table sets forth certain operating segment information regarding the type of occupancy of Company-operated restaurants (similar information for Big Boy restaurants licensed to others is not available):

	Big Boy	Golden Corral

Land and building owned	58	9
Land or land & building leased	28	1

Total	86	10

The twenty-nine (29) leases in the above table generally require the Company to pay property taxes, insurance and maintenance, and provide for prime terms of fifteen (15) or twenty (20) years with options aggregating ten (10) or fifteen (15) years. All but two (2) of the twenty (20) leases that expire during the next five (5) years have options to renew ranging from five (5) to twenty-five (25) years and/or have favorable purchase options:

Fiscal year ending in	Number of leases expiring

2002	2
2003	3
2004	3
2005	6
2006	6

As of June 3, 2001, the Company had three (3) Golden Corral restaurants under construction. All three (3) restaurants are being built on land owned by the Company, two (2) of which are in Ohio, the other in Indiana. Two (2) Big Boy restaurants were under construction as of June 3, 2001, both of which are being built on land owned by the Company – one in Ohio and one in Kentucky.

None of the Company’s property is currently encumbered by mortgages or otherwise pledged as collateral. With the exception of certain delivery equipment utilized under capital leases expiring during periods to 2005, the Company owns substantially all of the furnishings, fixtures and equipment used in the operation of the business.

The Company owns the building that houses its commissary in Cincinnati, Ohio. The area of this building is approximately 79,000 square feet. The facility normally operates one shift daily so that additional productive capacity is available when needed. It is suitable and adequate to supply Company operated Big Boy restaurants and the needs of Big Boy restaurants licensed to others in all the Company’s market areas for the foreseeable future. The Company maintains its headquarters in Cincinnati on a well-traveled street in a mid-town business district. This administrative office space approximates 49,000 square feet and is occupied under an operating lease expiring December 31, 2002, with a renewal option through December 31, 2012.

One former Ohio Big Boy restaurant that was permanently closed during fiscal 2001 was listed for sale with a broker as of June 3, 2001. Six (6) surplus land locations were also listed for sale with brokers as of June 3, 2001. Three (3) of these sites are located in Ohio, with one (1) each being located in Kentucky, Indiana and Texas. Additionally, the Company owns three (3) other sites for which no specific plans have been made. Two (2) of these sites are located in Kentucky, the third is located in Ohio.

The Company has assigned or sub-let certain leases of former operating properties with average annual obligations approximating $67,000 over the next five (5) years, for which the Company remains contingently liable. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or sub-let the properties. Lease obligations of $180,000 per year for former operating property that has not been assigned or sub-let will expire in 2005.

During fiscal 1999, the Company disposed of its one-fifteenth (1/15) limited partner’s interest in the Cincinnati Reds major league baseball team. The highly unusual and infrequent transaction was recorded as an extraordinary gain and is more fully described in Note J to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 3. – Legal Proceedings

From time to time, the Company is subject to various claims and suits in the ordinary course of business. The Company does not believe that any ultimate liability for such claims will have a material impact on its earnings or financial condition.

Item 4. – Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2001, no matters were submitted to a vote of security holders.

Executive Officers of the Registrant

The executive officers are chosen at the annual meeting of the Board of Directors for a term of one year and until their successors are chosen and qualified. With the exception of Paul F. McFarland, each of the executive officers listed below has been continuously employed by the Company for at least the past five years:

			Present
			Office
			Held
Name	Age	Office	Since

Jack C. Maier	76	Chairman of the Board	1970
Craig F. Maier	51	President and Chief Executive Officer	1989
Paul F. McFarland	55	Vice President – Chief Operating Officer	1998
Donald H. Walker	55	Vice President, Treasurer - Chief Financial Officer	1996
W. Gary King	64	Secretary – Counsel	1996

Prior to joining the Company in September 1998, Mr. McFarland was Executive Vice President of Operations and Chief Operating Officer for Long John Silver’s Restaurants, Inc. from 1992 to 1997.

PART II
(Items 5 through 9)

Item 5. - Market for the Registrant’s Common Equity and Related Stockholder Matters

QUARTERLY DATA

The Company's common stock is traded on the American Stock Exchange under the symbol "FRS". The following table sets forth the high and low sales prices for the common stock for each quarter within the Company's two most recent fiscal years:

	Year Ended June 3, 2001			Year Ended May 28, 2000

	Stock Prices			Stock Prices
			Dividend			Dividend
	High	Low	per share	High	Low	per share

1st Quarter	$12.50	$ 9.50	8¢	$10.94	$9.63	7¢
2nd Quarter	14.13	10.25	8¢	10.50	9.38	8¢
3rd Quarter	15.13	12.80	8¢	10.00	8.25	8¢
4th Quarter	13.65	11.45	8¢	9.75	8.50	8¢

Through July 10, 2001, the Company has paid 162 consecutive quarterly cash dividends during its 41 year history as a public company. The closing price of the Company's common stock as reported by the American Stock Exchange on June 1, 2001 was $12.80. There were approximately 2,600 shareholders of record as of June 26, 2001.

Item 6. - Selected Financial Data

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES

SUMMARY OF OPERATIONS

	(in thousands, except per share data)

Revenue	2001 *	2000	1999	1998	1997

Sales	$187,465	$165,847	$146,671	$139,474	$152,582
Other	2,565	1,353	1,346	1,213	1,399

Total revenue	190,030	167,200	148,017	140,687	153,981
Costs and expenses
Cost of sales
Food and paper	62,696	54,621	47,029	45,277	50,186
Payroll and related	64,826	57,287	50,559	46,895	51,493
Other operating costs	38,074	34,230	30,724	30,526	35,782

	165,596	146,138	128,312	122,698	137,461

Administrative and advertising	10,286	9,225	8,963	7,553	8,286
Impairment of long-lived assets	1,549	-	1,125	375	4,600
Interest	2,607	2,411	2,437	3,076	2,373

Total costs and expenses	180,038	157,774	140,837	133,702	152,720

Earnings from continuing operations
before income tax and extraordinary item	9,992	9,426	7,180	6,985	1,261
Income taxes
Current	2,857	3,533	2,887	1,928	1,409
Deferred	578	(182)	(267)	397	(1,014)

	3,435	3,351	2,620	2,325	395

Earnings from continuing operations	6,557	6,075	4,560	4,660	866
Income (loss) from discontinued
operations (net of applicable tax)	430	70	(142)	(115)	321
Gain on disposal of discontinued
operations (net of applicable tax)	699	-	-	-	-

Earnings (loss) from discontinued operations	1,129	70	(142)	(115)	321
Extraordinary item (net of applicable tax)	-	-	3,712	-	-

Net earnings	$7,686	$6,145	$8,130	$4,545	$1,187

Diluted net earnings per share of common stock
Continuing operations	$1.27	$1.08	$.76	$.75	$.12
Discontinued operations	.22	.01	(.02)	(.02)	.05
Extraordinary item	-	-	.62	-	-

	$1.49	$1.09	$1.36	$.73	$.17

Dividends per share
Cash	$.32	$.31	$.28	$.26	$.24
Stock	-	-	-	-	4%
Other financial statistics
Working capital (deficit)	($10,967)	$3,056	($9,610)	($8,450)	($8,816)
Capital expenditures	24,729	13,837	12,709	11,235	10,221
Total assets	108,310	107,779	103,426	106,724	111,260
Long-term obligations	33,932	35,891	31,605	41,855	30,878
Cost to repurchase common stock	3,802	5,503	1,067	17,690	111
Shareholders' equity	56,446	54,167	55,288	49,910	64,684
Book value per share at year end	$11.26	$10.13	$9.37	$8.31	$9.05
Return on average equity	13.9%	11.2%	15.5%	7.9%	1.8%
Weighted average number of diluted
shares outstanding	5,144	5,658	5,968	6,238	7,151
Number of shares outstanding at year end	5,012	5,345	5,901	6,005	7,148
Percentage increase (decrease) in total revenue	13.7%	13.0%	5.2%	(8.6%)	(.8%)
Earnings as a percentage of total revenue
Earnings from continuing operations
before income tax and extraordinary item	5.3%	5.6%	4.9%	5.0%	.8%
Net earnings	4.0%	3.7%	5.5%	3.2%	.8%
* Indicates 53 week period

Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Earnings from continuing operations for the year ended June 3, 2001 were $6,557,000, or $1.27 per share, compared to $6,075,000 or $1.08 per share in fiscal 2000 and $4,560,000 or $.76 in fiscal 1999. Fiscal 2001 contained one additional week compared to the previous two years. The extra week contributed $330,000 or $.06 per share to earnings from continuing operations. Fiscal 2001 also benefited from a $1,104,000 gain ($724,000 net after income tax, or $.14 per share) from the sale of certain unused Big Boy territorial rights and the year was adversely impacted by impairment of assets charges of $1,575,000 ($1,033,000 net after income tax, or $.20 per share) that resulted from closing two unprofitable Big Boy restaurants during the year. Fiscal 1999 also was adversely impacted by an impairment of assets charge that amounted to $1,125,000 ($740,000 net after income tax, or $.12 per share). Excluding these events, earnings per share from continuing operations would have remained at $1.27 and $1.08 respectively, in fiscal years 2001 and 2000, while fiscal 1999 would have been $.88.

Total revenue from continuing operations for the year ended June 3, 2001 was a record $190,030,000, an increase of $22,830,000 or 13.7 percent above last year, and an increase of $42,013,000 or 28.4 percent when compared to two years ago. The extra week in fiscal 2001 contributed revenue of $3,933,000.

In fiscal 1999, an unusual, infrequent event occurred when the Company sold its limited partnership interest in the Cincinnati Reds professional baseball team. The transaction, recorded as an extraordinary gain, added $3,712,000 or $.62 per share to net earnings.

In March, 2000, the Company announced strategic plans to divest the Company’s two hotel operations. The Company continued operating the hotels until they were sold in fiscal 2001. Net earnings for the year ended June 3, 2001 included earnings from discontinued hotel operations of $1,129,000 or $.22 per share. This includes a net gain from the disposal of both hotels of $699,000 (net of selling expenses and tax) or $.14 per share. Results of discontinued operations in fiscal 2000 amounted to earnings of $70,000 or $.01 per share, while hotel operations in fiscal 1999 resulted in a $142,000 loss or ($.02) per share. In conformity with discontinued operations accounting standards, provision for depreciation expense was suspended in March 2000. Depreciation expense for fiscal years 2001, 2000 and 1999 was zero, $1,358,000 and $1,761,000, respectively. The table below summarizes the hotel information:

	June 3,	May 28,	May 30,
	2001	2000	1999

		(in thousands)

Total revenue	$6,964	$11,594	$11,534
Total costs and expenses	6,308	11,485	11,758

Earnings (loss) before income tax	656	109	(224)
Income tax (benefit)	226	39	(82)

Earnings (loss) from discontinued operations	430	70	(142)

Gain on disposal of discontinued
operations (net of $366 tax)	699	-	-

Net earnings (loss) from
discontinued operations	$1,129	$70	$(142)

The following discussion excludes results of operations for the hotels.

Results of Operations

Sales revenue consists principally of retail sales made to Big Boy and Golden Corral customers. Changes in sales revenue occur when sales patterns shift in existing restaurants, menu prices are increased and when new restaurants open or older restaurants are permanently closed.

Same store sales in Big Boy restaurants (comparable 52 week basis) improved by 3.4 percent during fiscal 2001, including a fourth quarter increase (comparable twelve week basis), marking the fifteenth consecutive quarter that Big Boy same store sales gains have been achieved. Big Boy same store sales gains were 5 percent in fiscal 2000 and more than 4 percent in fiscal 1999. Introductions of new menu items with higher price points, menu price hikes, and continued strong sales from carryout and especially drive-thru trade have combined to drive the sales increases in all three years. Menu prices were increased approximately 2 percent in the first and third quarters of fiscal 1999, 1.5 percent shortly before last year’s first quarter ended and were raised just under 2 percent near the end of the third quarter of fiscal 2000. Price increases similar in size to fiscal 2000 were implemented during the corresponding periods in fiscal 2001. Another menu price increase will likely be in place by the autumn of 2001. Average annual sales volume of a Big Boy restaurant reached $1,726,000 in fiscal 2001 (comparable 52 week basis), up from $1,656,000 in fiscal 2000 and $1,512,000 in fiscal 1999.

Two unprofitable Big Boy restaurants ceased operations in January, 2001 and an older Big Boy restaurant was closed in July, 2001 after the year ended, the first permanent closures since fiscal 1997. The first new Big Boy restaurant in over three years opened in April, 2001. Two additional Big Boy restaurants were under construction as of June 3, 2001, one of which is a replacement building being built on the site of an older restaurant that was razed in April, 2001. These restaurants opened in July and August of 2001. These new restaurants feature the debut of a new prototype restaurant building. The new prototype is designed to be scalable to the size and cost of a building that can be used for future expansion into smaller trade areas. This expansion may include marketing the scaled down version of the building to licensees to help accelerate the growth of the Big Boy trade name into such trade areas.

Growing the Big Boy trade name is strategically significant, especially since January, 2001, when the Company acquired the exclusive, irrevocable ownership of the rights to the Big Boy trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. The Company acquired these rights and received cash and notes totaling $1,230,000 in exchange for selling the Company’s unused Big Boy territorial rights in former operating areas of Texas, Oklahoma, Kansas and Florida that the Company abandoned years ago.

Sales from Golden Corral restaurants were $26,803,000 during the fiscal 2001, an increase of $14,102,000 or 111 percent from fiscal 2000. Fiscal 1999 only included sales from the Company’s first Golden Corral that opened in January, 1999. Of the ten Golden Corral restaurants in operation as of June 3, 2001, only five were in operation for the entire 2001 fiscal year. The next five Golden Corral’s opened in July, 2000, September, 2000, January, 2001, February, 2001, and April, 2001, respectively. Only one Golden Corral was in operation for the entire 2000 fiscal year, while two were opened during last year’s first quarter, the fourth opened in last year’s second quarter, and the fifth opened during last year’s third quarter. The Company plans to build a total of 41 Golden Corrals through 2007, including two that opened respectively in June and July, 2001, and three more that are currently planned to open respectively in October, 2001, November, 2001 and January, 2002. A price increase of approximately 1.3 percent was implemented during the winter of 2001.

As of June 3, 2001, the Company had licensed 36 Big Boy restaurants to other operators compared with 34 licensed Big Boy restaurants at the beginning of the three-year period. Other revenue is normally comprised principally of franchise and other service fees earned from licensees. Fiscal 2001 included income of $1,104,000 representing the present value of the sale of the unused Big Boy territorial rights that was discussed above. Fiscal 1999 included a final partnership distribution from the Company’s former investment in the Cincinnati Reds.

Cost of sales for fiscal 2001 increased $19,458,000 or 13.3 percent higher than fiscal 2000, roughly proportionate to the 13.7 percent revenue increase. As a percentage of revenue, cost of sales was 87.1 percent (87.7 percent without benefit of the non-recurring revenue from the sale of the Big Boy territorial rights), and 87.4 percent, and 86.7 percent respectively, in fiscal years 2001, 2000 and 1999. An analysis of the components of cost of sales follows.

As a percentage of Big Boy sales, food and paper costs in Big Boy restaurants were 31.7 percent, 31.6 percent and 31.5 percent respectively, during fiscal years 2001, 2000 and 1999. Food cost percentages for Big Boy restaurants benefited in all three years from higher sales of carryout and drive-thru meals, which usually have lower food cost percentages than typical dining room meals. However, higher prices paid for certain commodities, especially beef and pork, continue to drive food and paper costs higher. The impact of food cost in Golden Corral restaurants, which as a percentage of sales is much higher than in Big Boy restaurants, resulted in a rising trend in consolidated food and paper costs of 33 percent (33.2 percent without benefit of the non-recurring revenue from the sale of the Big Boy territorial rights), 32.7 percent, and 31.8 percent of revenue, respectively, during fiscal years 2001, 2000 and 1999.

Payroll and related expenses were 34.1 percent, 34.3 percent and 34.2 percent of revenue, respectively, during fiscal years 2001, 2000 and 1999. Payroll and related expenses benefited from favorable claims experience in the Company’s self-insurance programs, as reserve estimates were lowered during the first quarters of all three fiscal years. Without these adjustments, payroll and related expenses would have been 34.3 percent (34.5 percent without benefit of the non-recurring revenue from the sale of the Big Boy territorial rights), 34.5 percent and 34.5 percent of revenue, respectively, in fiscal years 2001, 2000 and 1999. Higher pay rates driven by tight labor conditions adversely affected these percentages in all three years. In addition, variable compensation for restaurant management was introduced in fiscal 1999. Variable compensation earned in fiscal 2001 was 36 percent higher than fiscal 2000 and was 70 percent higher than levels paid in fiscal 1999. However, three factors kept the payroll percentage for fiscal 2001 in line with the percentages for the prior two years. First, the costs of certain employee benefits are fixed and do not rise with higher levels of pay or higher sales levels. Second, payroll and related expense percentages for Golden Corral restaurants are lower than for Big Boy restaurants. Therefore, more Golden Corral restaurants in operation during fiscal 2001 reduced the consolidated percentage for the year. Finally, Golden Corral restaurant management made large strides during fiscal 2001 in implementing improved controls to reduce the hours worked by employees, resulting in further reductions in 2001 payroll percentages.

It remains a possibility that the federal minimum wage could soon be increased by as much as $1.50 per hour to be phased in over a two-year period. Based on current labor conditions, such an increase would not be expected to have an immediate, material effect on the Company’s payroll costs, especially if the legislation that may be passed does not change the cash wage for tipped employees.

Other operating expenses decreased to 20.0 percent of revenue during fiscal 2001 (20.2 percent without benefit of the non-recurring revenue from the sale of the Big Boy territorial rights) from 20.5 percent in fiscal 2000 and 20.8 in fiscal 1999. As these expenses tend to be more fixed in nature, the sales increases cause these costs to be a lower percentage of revenue. Other operating costs include significant new store opening costs in all three years. Opening costs for Golden Corral restaurants were $1,699,000, $984,000 and $404,000, respectively, in fiscal years 2001, 2000 and 1999. In fiscal 2001, the Company also incurred $201,000 for Big Boy restaurant opening costs. No opening costs for Big Boy restaurants were incurred in fiscal years 2000 and 1999.

Results for fiscal 2001 were adversely affected by impairment of assets charges totaling $1,549,000, principally the result of closing two unprofitable Big Boy restaurants during the year. Results for fiscal 1999 were also adversely impacted when an impairment of assets charge of $1,125,000 was taken. The 1999 charge further lowered the carrying value of seven remaining restaurant properties from an original group of fifteen Big Boy restaurants that needed to be disposed of pursuant to their closures in 1997. The charge was necessitated when it became evident that these seven properties would ultimately have to be sold for values significantly below the initial estimates that were used when the restaurants were listed with a broker in 1997.

Administrative and advertising expense during fiscal 2001 increased $1,060,000 or 11.5 percent higher than fiscal 2000, and was 14.8 percent higher than 1999. The largest component of the increases is higher spending for Big Boy and Golden Corral advertising proportionate with higher sales levels, reflecting the Company’s policy to spend a constant percentage of sales for advertising. Other components of the fiscal 2001 increase over fiscal years 2000 and 1999 include higher corporate bonus accruals commensurate with the earnings improvement.

Interest expense during fiscal 2001 increased $196,000 or 8.1 percent higher than fiscal 2000 and was $169,000 or 7 percent higher than fiscal 1999. The fiscal 2001 increase resulted from the impact of borrowing $11,000,000 over the course of fiscal 2000 together with $15,000,000 borrowed throughout fiscal 2001. Proceeds of $14,000,000 from the sales of the hotel properties that were used to repay debt, together with recent declines in variable rates, slowed the rate of the increase in interest expense. As continued borrowing is likely for the foreseeable future to fund construction of Golden Corral and Big Boy restaurant expansion, interest expense should continue increasing over the long term.

Income tax expense as a percentage of pre-tax earnings was 34.4 percent for fiscal 2001, compared with 35.5 percent in fiscal 2000 and 36.3 percent in fiscal 1999. The tax rate for fiscal 2001 includes higher tax credits than the previous two years and it has a lower provision for state and municipal taxes as a percentage of pretax income.

Liquidity and Capital Resources

The Company historically maintains a strategic negative working capital position, which is not uncommon in the restaurant industry. The deficit is often substantial, but management believes that such position does not hinder the Company’s ability to satisfactorily retire its obligations when due, as significant cash flow is provided by operations and substantially all of the Company’s retail sales are cash or credit card sales. In addition, the Company’s revolving credit line is readily available when needed. As of June 3, 2001, the working capital deficit was $10,967,000. A positive working capital position had been established as of May 28, 2000, reflecting the classification of the assets of discontinued hotel operations as current assets, and it was eliminated when the hotel properties were sold during fiscal 2001, the proceeds from which were used to retire long-term debt.

Cash provided by operating activity was $16,110,000 in fiscal 2001, an increase of $603,000 over last year and $3,170,000 higher than two years ago. All cash flows provided by operations, supplemented with funds from external borrowing and proceeds from the sale of real estate, were utilized for discretionary capital projects (principally restaurant expansion), dividends, repurchases of the Company’s common stock, and to service debt.

Investing activities in fiscal 2001 included $24,729,000 in capital costs, an increase of $10,892,000 from last year and $12,020,000 higher than two years ago. Included in this year’s capital spending is $17,685,000 for Golden Corral, $4,615,000 for new Big Boy restaurant construction and remodeling existing Big Boy restaurants, and $2,429,000 for routine equipment replacements and other capital outlays. Proceeds from property sales in fiscal 2001 were $16,978,000, principally from the sale of the hotel properties. In addition, $500,000 cash was received from the disposition of “Big Boy” territorial rights outside of the Company’s core operating areas. Proceeds from property sales amounted to $1,072,000 and $4,853,000, respectively in fiscal years 2000 and 1999. Fiscal 1999 included proceeds from the sales of certain Big Boy restaurants that closed in 1997. The proceeds from the dispositions of the hotels in fiscal 2001 were initially used to repay debt but were ultimately reinvested in Big Boy and Golden Corral restaurant expansion. When closed restaurants and excess properties are sold, the proceeds are normally used for working capital.

Financing activities in fiscal 2001 included $7,500,000 of new debt borrowed against the Golden Corral credit facility. In addition, $7,500,000 of new debt was borrowed on the revolving line of credit. Proceeds from the sale of the hotel properties allowed the Company to repay $14,000,000 against the revolving line of credit. Scheduled and other long-term debt payments of $4,690,000 were also made. Regular $.08 per share quarterly cash dividends to shareholders totaling $1,639,000 were paid during fiscal 2001. The Company has an on-going stock repurchase program that began in October, 1998. It was most recently renewed in October, 2000. Under the programs, the Company has acquired a total of 1,006,400 shares for $10,370,000, including 342,100 shares for $3,802,000 in fiscal 2001.

The Company’s development agreements with Golden Corral Franchising Systems, Inc. call for the opening of 41 Golden Corral restaurants through December 31, 2007. The Company is in compliance with the development schedule as set forth in the development agreements. Ten restaurants were in operation as of June 3, 2001; two more were opened shortly after the year ended. Current plans to complete the 2001 calendar year construction cycle call for the construction of three additional Golden Corrals to be opened by January, 2002. Plans for the calendar year 2002 construction cycle are already underway calling for six Golden Corral restaurants to be opened by the end of September, 2002. On average, the approximate cost to build and equip each Golden Corral restaurant is $2,900,000, including land.

The grand opening of the first new Company-owned Big Boy restaurant in over three years took place on April 23, 2001. In addition, two other Big Boy restaurants were under construction as of June 3, 2001. The estimated cash outlay to build and equip each of these restaurants is $1,650,000, excluding land. Several new sites for Big Boy expansion will likely also be purchased during the course of fiscal 2002, with construction likely to begin shortly after acquisition.

Other capital outlays approximating $2,000,000 are currently planned for fiscal 2002. The plans include remodeling 15 Big Boy restaurants and certain renovations to the Company’s headquarter offices. Some of these restaurants will have their dining rooms expanded and/or their kitchens redesigned for increased efficiency.

Expansion costs will be funded through a combination of cash flow, a new construction loan agreement for Golden Corral and Big Boy restaurants that was entered into shortly after the year ended June 3, 2001, and an existing revolving credit loan. The new construction credit facility provides for unsecured borrowing of up to $23,500,000 through September 1, 2003. The revolving loan is a $15,000,000 unsecured line of credit, of which $4,500,000 was available for borrowing as of June 3, 2001.

Risk Factors and Safe Harbor Statement

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results.

Food safety is the most significant risk to any company that operates in the restaurant industry. It has become the focus of increased government regulatory initiatives at the local, state and federal levels resulting in higher compliance costs to the Company. To limit the Company’s exposure to the risk of food contamination, management rigorously emphasizes and enforces the Company’s food safety policies working cooperatively with programs established by health agencies at all levels of government authority, including the Hazard Analysis of Critical Control Points (HACCP) program. Other risks and uncertainties facing the Company include, but are not limited to, the following: intense competition for customers; seasonal weather conditions, particularly during the winter months of the third quarter; consumer perceptions of value, food quality and quality of service; changing consumer preferences; changing demographics; changes in business strategy and development plans; the rising cost of quality sites on which to build restaurants; incorrect restaurant site selection; changes in the supply and cost of food; shortages of qualified labor; the effects of inflationary pressure, including higher energy prices; rolling power outages; variable interest rates; legal claims; estimates used in preparing financial statements; changes in governmental regulations regarding the environment; any future imposition by OSHA of costly ergonomics regulations on workplace safety; legislative changes affecting labor law, especially increases in the federal minimum wage; and changes in tax laws.

Many of the risks and uncertainties identified herein, together with any that may arise in the future, continually challenge management and could cause significant sales and cash flow reductions at existing restaurants. Such reductions could result in the permanent closure of the affected restaurant(s) with an impairment of assets charge taken against earnings. The Company undertakes no obligation to update the forward-looking statements that may be contained in this MD&A.

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk

The Company has market risk exposure to interest rate changes primarily relating to its $15,000,000 revolving credit loan, the outstanding balance of which was $10,500,000 as of June 3, 2001. Interest rates are determined by a pricing matrix that uses various margins that are added to the London Interbank Offered Rate (LIBOR) or a Money Market Based Rate, or are subtracted from the prime rate. The margins are determined by the ratio of bank debt to earnings before income taxes, depreciation and amortization (EBITDA). The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates.

Food supplies for Big Boy restaurants are generally plentiful and may be obtained from any number of suppliers. Quality and price are the principal determinants of source. Centralized purchasing and food preparation through the Company’s commissary ensures uniform product quality and safety, timeliness of distribution to restaurants and results in lower food and supply costs. Certain commodities, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. The Company does not use financial instruments as a hedge against changes in commodity pricing.

For Golden Corral restaurants, the Company currently purchases substantially all food, beverage and other menu items from the same vendor that Golden Corral Franchising Systems, Inc. (Franchisor) uses for its operations. Deliveries are made two to three times per week. Other vendors are available to provide products that meet the Franchisor’s specifications should the Company wish or need to make a change.

AUDITORS’ REPORT

Shareholders
Frisch's Restaurants, Inc.

     We have audited the accompanying consolidated balance sheets of Frisch's Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of June 3, 2001 and May 28, 2000 and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the three years in the period ended June 3, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frisch's Restaurants, Inc. and Subsidiaries as of June 3, 2001 and May 28, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP
Cincinnati, Ohio
July 11, 2001

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

June 3, 2001 and May 28, 2000

ASSETS

	2001	2000

Current Assets
Cash	$280,460	$565,089
Receivables
Trade	1,048,983	1,051,129
Other	415,592	183,053
Inventories	3,601,508	3,736,857
Prepaid expenses and sundry deposits	1,018,741	818,591
Hotel assets held for sale - net	-	13,737,251
Prepaid and deferred income taxes	600,164	686,371

Total current assets	6,965,448	20,778,341

Property and Equipment
Land and improvements	29,381,174	24,058,978
Buildings	54,099,186	49,249,644
Equipment and fixtures	55,967,327	53,198,304
Leasehold improvements and buildings on leased land	13,263,779	14,885,289
Capitalized leases	7,343,935	7,282,687
Construction in progress	6,959,407	1,472,138

	167,014,808	150,147,040
Less accumulated depreciation and amortization	78,595,507	76,246,478

Net property and equipment	88,419,301	73,900,562

Other Assets
Goodwill	740,644	744,719
Investments in land	1,340,492	1,268,912
Property held for sale	1,801,747	2,823,309
Net cash surrender value-life insurance policies	4,367,384	4,210,900
Deferred income taxes	762,035	1,536,701
Other	3,912,965	2,515,884

Total other assets	12,925,267	13,100,425

	$108,310,016	$107,779,328

The accompanying notes are an integral part of these statements.

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

June 3, 2001 and May 28, 2000

LIABILITIES AND SHAREHOLDERS' EQUITY

	2001	2000

Current Liabilities
Long-term obligations due within one year
Long-term debt	$1,605,318	$2,424,211
Obligations under capitalized leases	413,824	354,755
Self insurance	838,321	851,096
Accounts payable	8,870,147	7,377,357
Accrued expenses	5,994,499	6,277,932
Income taxes	210,290	436,715

Total current liabilities	17,932,399	17,722,066

Long-Term Obligations
Long-term debt	23,678,748	26,330,582
Obligations under capitalized leases	4,503,891	4,511,312
Self insurance	2,964,549	2,924,433
Other	2,784,388	2,124,272

Total long-term obligations	33,931,576	35,890,599

Commitments	-	-

Shareholders' Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares
without par value; none issued	-	-
Common stock - authorized, 12,000,000 shares
without par value; issued, 7,362,279
shares - stated value - $1	7,362,279	7,362,279
Additional contributed capital	60,257,601	60,345,436

	67,619,880	67,707,715
Retained earnings	20,243,357	14,196,749

	87,863,237	81,904,464
Less cost of treasury stock (2,350,685 and 2,017,526 shares)	31,417,196	27,737,801

Total shareholders' equity	56,446,041	54,166,663

	$108,310,016	$107,779,328

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
Three years ended June 3, 2001

	2001*	2000	1999

Revenue
Sales	$187,464,958	$165,846,505	$146,670,462
Other	2,564,642	1,353,295	1,346,429

Total revenue	190,029,600	167,199,800	148,016,891

Costs and expenses
Cost of sales
Food and paper	62,696,341	54,621,455	47,029,072
Payroll and related	64,825,646	57,286,588	50,558,599
Other operating costs	38,074,381	34,230,261	30,724,162

	165,596,368	146,138,304	128,311,833

Administrative and advertising	10,285,259	9,224,978	8,962,550
Impairment of long-lived assets	1,549,171	-	1,125,000
Interest	2,606,747	2,410,443	2,437,117

Total costs and expenses	180,037,545	157,773,725	140,836,500

Earnings from continuing operations before income taxes and extraordinary item	9,992,055	9,426,075	7,180,391

Income taxes
Current
Federal	2,693,855	3,194,952	2,644,314
Less tax credits	(318,457)	(239,750)	(217,325)
State and municipal	482,035	577,307	460,762
Deferred	577,661	(181,580)	(267,046)

	3,435,094	3,350,929	2,620,705

Earnings from continuing operations	6,556,961	6,075,146	4,559,686

Income (loss) from discontinued operations (net of applicable tax)	430,023	70,395	(141,845)
Gain on disposal of discontinued operations (net of applicable tax)	698,809	-	-

Earnings (loss) from discontinued operations	1,128,832	70,395	(141,845)
Extraordinary item (net of applicable tax)	-	-	3,712,000

NET EARNINGS	$7,685,793	$6,145,541	$8,129,841

Diluted net earnings per share of common stock
Continuing operations	$1.27	$1.08	$ .76
Discontinued operations	.22	.01	(.02)
Extraordinary item	-	-	.62

	$1.49	$1.09	$1.36

*Indicates 53 week period
The accompanying notes are an integral part of these statements.

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Three years ended June 3, 2001

	2001	2000	1999

Cash flows provided by (used in) operating activities:
Net income	$7,685,793	$6,145,541	$8,129,841
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,598,608	9,620,862	9,937,195
Impairment of long-lived assets	1,549,171	-	1,125,000
(Gain) loss on disposition of assets	(970,832)	(129,439)	340,242
Gain on disposition of franchise rights	(1,104,463)	-	-
Gain on sale of investment in Cincinnati Reds	-	-	(3,712,000)

	15,758,277	15,636,964	15,820,278
Changes in assets and liabilities:
(Increase) decrease in receivables	(230,393)	102,548	(317,959)
Decrease (increase) in inventories	135,349	(4,398)	(93,718)
(Increase) decrease in prepaid expenses and sundry deposits	(200,150)	91,601	(82,622)
Decrease (increase) in prepaid and deferred income taxes	860,873	(206,689)	(186,051)
Increase (decrease) in accounts payable	1,372,844	(54,394)	1,089,564
(Decrease) increase in accrued expenses	(283,433)	876,113	(378,104)
(Decrease) increase in accrued income taxes	(226,425)	11,332	(1,662,617)
Increase in other assets	(1,088,332)	(543,204)	(330,243)
Increase (decrease) in self insured obligations	27,341	(337,151)	(388,321)
Decrease in other liabilities	(16,327)	(66,071)	(530,111)

	351,347	(130,313)	(2,880,182)

Net cash provided by operating activities	16,109,624	15,506,651	12,940,096

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(24,728,850)	(13,837,269)	(12,708,832)
Proceeds from disposition of property	16,977,631	1,071,836	4,852,765
Proceeds from sale of franchise rights	500,000	-	-
Proceeds from sale of investment in Cincinnati Reds	-	-	7,000,000
Decrease (increase) in other assets	133,708	(154,124)	(322,277)

Net cash (used in) investing activities	(7,117,511)	(12,919,557)	(1,178,344)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	15,000,000	11,000,000	6,000,000
Payment of long-term debt and capital lease obligations	(18,870,327)	(5,955,824)	(14,893,488)
Cash dividends paid	(1,639,185)	(1,753,429)	(1,672,689)
Treasury share transactions	(3,710,263)	(5,472,275)	(1,057,273)
Employee stock option plan	(56,967)	(40,677)	(22,362)

Net cash (used in) financing activities	(9,276,742)	(2,222,205)	(11,645,812)

Net increase (decrease) in cash and equivalents	(284,629)	364,889	115,940
Cash and equivalents at beginning of year	565,089	200,200	84,260

Cash and equivalents at end of year	$280,460	$565,089	$200,200

Supplemental disclosures:
Interest paid	$2,810,146	$2,288,527	$2,638,569
Income taxes paid	3,392,595	3,667,348	4,388,158
Income tax refunds received	-	82,318	785
Note received form disposition of franchise rights	604,462	-	-

The accompanying notes are an integral part of these statements.

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Three years ended June 3, 2001

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total

Balance at May 31, 1998	$7,362,279	$60,427,299	$3,347,485	($21,227,077)	$49,909,986
Net earnings for the year	-	-	8,129,841	-	8,129,841
Treasury shares reissued	-	(3,481)	-	13,693	10,212
Treasury shares acquired	-	-	-	(1,067,485)	(1,067,485)
Employee stock option plan	-	(22,362)	-	-	(22,362)
Dividends
Cash - $.28 per share	-	-	(1,672,689)	-	(1,672,689)

Balance at May 30, 1999	7,362,279	60,401,456	9,804,637	(22,280,869)	55,287,503
Net earnings for the year	-	-	6,145,541	-	6,145,541
Treasury shares reissued	-	(15,343)	-	46,111	30,768
Treasury shares acquired	-	-	-	(5,503,043)	(5,503,043)
Employee stock option plan	-	(40,677)	-	-	(40,677)
Dividends
Cash - $.31 per share	-	-	(1,753,429)	-	(1,753,429)

Balance at May 28, 2000	7,362,279	60,345,436	14,196,749	(27,737,801)	54,166,663
Net earnings for the year	-	-	7,685,793	-	7,685,793
Treasury shares reissued	-	(30,868)	-	122,638	91,770
Treasury shares acquired	-	-	-	(3,802,033)	(3,802,033)
Employee stock option plan	-	(56,967)	-	-	(56,967)
Dividends
Cash - $.32 per share	-	-	(1,639,185)	-	(1,639,185)

Balance at June 3, 2001	$7,362,279	$60,257,601	$20,243,357	($31,417,196)	$56,446,041

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2001

NOTE A – DESCRIPTION OF THE BUSINESS

The operations of Frisch’s Restaurants, Inc. include two restaurant concepts within the mid-scale family segment of the restaurant industry: “Frisch’s Big Boy” and “Golden Corral”. All restaurants currently operated by the Company are located in various regions of Ohio, Kentucky and Indiana.

The Company owns the trademark “Frisch’s” and has exclusive, irrevocable ownership of the rights to the “Big Boy” trademark, trade name and service mark in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. Substantially all of the Frisch’s Big Boy restaurants also offer “drive-thru” service. The Company also licenses Big Boy restaurants to other operators, currently in certain parts of Ohio, Kentucky and Indiana. In addition, the Company operates a commissary near its headquarters in Cincinnati, Ohio that services all Big Boy restaurants operated by the Company, and is available to supply restaurants licensed to others.

The Golden Corral grill buffet restaurants are operated pursuant to franchise agreements with Golden Corral Franchising Systems, Inc.

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

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, the additional week needed to make a 53-week year is added to the fourth quarter, resulting in a thirteen-week fourth quarter. The fiscal year ended June 3, 2001 is a 53-week year.

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

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $80,000 were included in accounts payable as of June 3, 2001.

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $85,000 at June 3, 2001 and $10,000 as of May 28, 2000.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for buildings or components thereof and 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Interest on borrowings is capitalized during active construction periods of major capital projects. The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of June 3, 2001 totaled approximately $ 5,500,000. The cost of land on which construction is not likely within the next twelve months is included in other assets under the caption “investments in land”.

The Company considers a history of cash flow losses in established geographic market regions to be its primary indicator of potential impairment pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of.” Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or the Company’s past experience in disposing of unprofitable restaurant properties.

During the year ended June 3, 2001, two Big Boy restaurants losing cash flow were closed, and non-cash pretax charges totaling $1,575,000 were recorded as impairment losses. The net realizable value of one of the properties remains on the balance sheet as a component of the long-term asset caption “Property held for sale.” The Company expects to dispose of this property in less than one year. Certain surplus property is also currently held for sale and is stated at the lower of cost or market.

During the year ended June 1, 1997, the Company closed fifteen Big Boy restaurants in which cash flow losses were occurring, including the entire Indianapolis market region. During the year ended May 30, 1999, a non- cash pretax charge of $1,125,000 was recorded to further lower the net realizable values of the seven restaurants then remaining to be sold. This was necessitated when it became apparent that these restaurants would ultimately have to be disposed of for values significantly below the initial estimates that were used when the restaurants closed in 1997. The final three restaurants were disposed of during the year ended June 3, 2001.

Intangible Assets and Licensing Agreements

The excess of cost over equity in net assets of Big Boy subsidiaries acquired prior to November 1, 1970, approximating $710,000, is not currently being amortized because, in the opinion of management, the value has not decreased.

In January 2001, the Company reached an agreement with Big Boy Restaurants International, LLC (“International”), giving the Company exclusive, irrevocable ownership of certain rights to the “Big Boy” trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. The Company received these rights and $1,230,000 in exchange for ceding the Company’s sub-franchise “Big Boy” territorial rights in the states of Florida, Texas, Oklahoma and Kansas. International paid $500,000 in cash and issued a note to the Company for $730,000. The $1,100,000 present value of the sale was recorded in other income in the quarter ended March 4, 2001.

The Company receives revenue from franchise fees, based on sales of Big Boy restaurants licensed to other operators, which is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the licensed restaurants begin operations.

The Golden Corral franchise agreements require the Company to pay initial franchise fees for each new restaurant. Amortization of the initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The agreements also require the Company to pay fees based on defined gross sales. These costs are charged to operations as incurred.

Advertising

Advertising costs are charged to expense as incurred. Advertising expense for continuing operations for fiscal years 2001, 2000 and 1999 was $4,297,000, $3,864,000 and $3,479,000, respectively.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for Golden Corral restaurants for fiscal years 2001, 2000 and 1999 were $1,699,000, $984,000 and $404,000, respectively. Opening costs for Big Boy restaurants for fiscal year 2001 were $201,000. No Big Boy restaurant opening costs were incurred in fiscal years 2000 and 1999.

Benefit Plans

The Company has two qualified defined benefit pension plans covering substantially all of its eligible employees. Plan benefits are based on years-of-service and other factors. The Company's funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. In addition, the Company has an unfunded Executive Retirement Plan that provides a supplemental retirement benefit to the executive officers of the Company and certain other “highly compensated employees” whose benefits under the qualified plans are reduced when their compensation exceeds Internal Revenue Code imposed limitations or when elective salary deferrals are made to the Company’s non-qualified Executive Savings Plan. Prepaid benefit costs and Executive Savings Plan assets are included on the Company’s balance sheet in other long-term assets. (Also see Note H – Pension Plans)

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $250,000 per claim. Costs are accrued based on management’s estimate for future claims.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximates fair value.

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes (see Note F – Income Taxes).

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” Pro forma disclosures of net income and earnings per share based on options granted and stock issued are reflected in Note G - Capital Stock.

NOTE C – DISCONTINUED OPERATIONS

In March 2000, the Company announced strategic plans to divest the Company’s two hotel operations - the Clarion Riverview Hotel and the Quality Hotel Central. The plans called for continuing to operate the hotels until buyers were found and accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

The Clarion Hotel Riverview was sold for $12,000,000 cash in November 2000 and the sale of the Quality Hotel Central was completed in May 2001 for $3,900,000 cash. The disposals resulted in an overall gain of $699,000, net of selling expenses and tax.

The following information summarizes results of discontinued operations:

	2001	2000	1999

	(in thousands)

Total revenue	$6,964	$11,594	$11,534
Total costs and expenses	6,308	11,485	11,758

Earnings (loss) before income tax	656	109	(224)
Income tax (benefit)	226	39	(82)

Earnings (loss) from discontinued operations	430	70	(142)

Gain on disposal of discontinued operations (net of tax of $366)	699	-	-

Net earnings (loss) from discontinued operations	$1,129	$70	$(142)

In conformity with discontinued operations accounting rules, provision for depreciation expense was suspended in March 2000. Accordingly, depreciation expense for fiscal years 2001, 2000 and 1999 was zero, $1,358,000 and $1,761,000, respectively.

NOTE D - LONG-TERM DEBT

	2001		2000

	Payable within one year	Payable after one year	Payable within one year	Payable after one year

	(in thousands)
Construction draw facility -
Construction phase	$-	$2,000	$-	$1,000
Term loans	1,605	11,179	924	6,631
Revolving credit loan	-	10,500	-	17,000
Term loan	-	-	1,500	1,700

	$1,605	$23,679	$2,424	$26,331

The portion payable after one year matures as follows:

	2001	2000

	(in thousands)

Period ending in 2002	$-	$20,501
2003	14,386	1,283
2004	2,038	1,172
2005	2,206	1,270
2006	2,383	1,372
2007	1,823	733
Subsequent to 2007	843	-

	$23,679	$26,331

The construction draw facility is an unsecured draw credit line that was amended shortly after the year ended June 3, 2001. It previously provided for borrowing of up to $20,000,000 to construct and open Golden Corral restaurants. As of June 3, 2001, the Company had cumulatively borrowed $16,500,000 of which $2,000,000 was in the Construction Phase and $14,500,000 had been converted to Term Loans. The amended agreement provides for an additional $20,000,000 that may be borrowed to fund construction of Golden Corral and Big Boy restaurants, increasing to $25,000,000 one year from signing the amendment, to which $3,500,000 was added from the unused portion of the original facility. In addition, the amendment extended the availability of draws to September 1, 2003. Interest on Construction Loans is determined by various indices, 5.12% as of June 3, 2001, and is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Loan is converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. All of the Term Loans have fixed interest rates, the weighted average of which is 7.75%, and are being repaid in 84 equal monthly installments of principal and interest aggregating $225,000 through periods expiring in 2008. Any outstanding construction loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2003.

The revolving credit loan is an unsecured line of credit that was also amended shortly after the year ended June 3, 2001 to immediately reduce the maximum amount available to be borrowed from $20,000,000 to $15,000,000, with a final reduction to $10,000,000 one year from signing. In addition, the amendment extended the maturity date to September 1, 2003. Interest rates, ranging from 5.04% to 6.00% as of June 3, 2001, are determined by various indices as selected by the Company. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bimonthly or quarterly.

The term loan was retired prior to maturity during the year ended June 3, 2001. It was an unsecured loan that had been scheduled to be paid in monthly installments of $125,000 through July 31, 2002. Interest had been payable monthly at a rate equal to the prime rate, but not to exceed 8.5%.

All of these loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at June 3, 2001. Compensating balances are not required by any of these loan agreements.

As of June 3, 2001, the Company had three outstanding letters of credit totaling $384,000 principally in support of its self-insurance program.

NOTE E - LEASED PROPERTY

The Company has capitalized the leased property of 38% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2005. The Company also occupies office space under an operating lease that expires during 2003, with a renewal option available through 2013.

An analysis of the capitalized leased property follows

	Asset balances at

	2001	2000

	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,038	977

	7,344	7,283
Less accumulated amortization	(4,896)	(4,839)

	$2,448	$2,444

Total rental expense of operating leases for continuing operations was $1,622,000 in 2001, $1,470,000 in 2000 and $1,389,000 in 1999.

Future minimum lease payments under capitalized leases and operating leases for continuing operations having an initial or remaining term of one year or more follow:

Year ending in:	Capitalized leases	Operating leases

	(in thousands)
2002	$915	$1,194
2003	902	1,068
2004	902	829
2005	842	658
2006	764	451
2007 to 2018	3,019	2,581

Total	7,344	$6,781

Amount representing interest	(2,426)

Present value of obligations	4,918
Portion due within one-year	(414)

Long-term obligations	$4,504

NOTE F – INCOME TAXES

The variations between the statutory Federal rate and the effective rate are summarized as follows:

	Percent of pretax earnings

	2001	2000	1999

Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(2.7)	(2.5)	(1.7)
State and municipal income taxes
(net of Federal tax benefit)	3.2	4.0	3.9
Other	(.1)	-	.1

Effective rate	34.4	35.5	36.3

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax asset (liability) were as follows (in thousands):

	2001	2000

Deferred compensation	$656	$679
Compensated absences	576	576
Self insurance	1,286	1,107
Impairment of assets/property write-downs	542	660
Other	67	590

Total deferred tax assets	3,127	3,612

Depreciation	(346)	(441)
Pension contributions	(694)	(498)
Sale of franchise rights	(205)	-
Other	(520)	(450)

Total deferred tax liabilities	(1,765)	(1,389)

Net deferred tax asset	$1,362	$2,223

NOTE G - CAPITAL STOCK

Stock Options

The 1993 Stock Option Plan authorizes the grant of stock options for up to 562,432 shares of the common stock of the Company for a ten-year period beginning May 9, 1994. Shares may be optioned to employees at not less than 75% of fair market value on the date granted. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998 which provides for automatic, annual stock option grants of 1,000 shares to each of the Company’s non-employee directors. The per share exercise price for options granted to non-employee directors must equal 100% of fair market value on the date of grant. The Amended Plan added a Company right to repurchase shares acquired on exercise of options if an optionee chooses to dispose of such shares. Stock appreciation rights are not provided for under the Amended Plan. Outstanding options under the 1993 Plan have been granted at fair market value and expire 10 years from the date of grant. Outstanding options to employees vest in three equal annual installments, while outstanding options to non-employee directors vest after one year.

The 1984 Stock Option Plan expired May 8, 1994. As of June 3, 2001, 28,488 options remain outstanding, which are exercisable within 10 years from the date of grant, expiring during periods to 2003. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends (the latest of which was declared and paid in fiscal year 1997) in accordance with the anti-dilution provisions of the Plan.

Transactions involving both the 1993 and the 1984 Plans are summarized below:

	2001		2000		1999

	No. of shares	Option price	No. of shares	Option price	No. of shares	Option price

Outstanding at beginning of year	118,738	$8.31 to $17.05	169,163	$8.31 to $20.83	134,413	$12.38 to $20.83
Exercisable at beginning of year	69,987	$8.31 to $17.05	108,580	$12.38 to 20.83	96,913	$14.38 to $20.83
Granted during the year	107,478	$9.94 to $12.06	27,750	$10.06 to $10.25	38,000	$8.31 to $11.25
Exercised during the year	0		0		0
Expired during the year	0		68,425	$20.83	0
Forfeited during the year	6,000	$9.94 to $12.38	9,750	$8.31 to $12.38	3,250	$11.25 to $12.38

Outstanding at end of year	220,216	$8.31 to $17.05	118,738	$8.31 to $17.05	169,163	$8.31 to $20.83

Exercisable at end of year	95,989	$8.31 to $17.05	69,987	$8.31 to $17.05	108,580	$12.38 to $20.83

Using the fair value on the grant date under the methodology prescribed by SFAS 123, the respective pro forma effect on net income for options granted in fiscal years 2001, 2000 and 1999 would have amounted to annual charges to earnings of approximately $69,000, $14,000 and $16,000, respectively. The pro forma effect on earnings per share would have amounted to ($.01) in fiscal 2001, with no effect in fiscal years 2000 or 1999. These estimates were determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000	1999

Dividend yield	2.62%	3.18%	2.75%
Expected volatility	30%	24%	30%
Risk free interest rate	5.82%	5.82%	5.08%
Expected lives	5 years	5 years	5 years
Weighted average fair value of options granted	$2.92	$2.32	$2.94

Shareholders approved the Employee Stock Option Plan in October 1998. The Plan was effective November 1, 1998 and provides employees who have completed 90 days continuous service an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury.

The Company also has reserved 58,492 common shares for issuance under the non-qualified Executive Savings Plan. Shares reserved under all plans have been adjusted for stock dividends declared and paid in prior years. There are no other outstanding options, warrants or rights.

Stock Repurchase Program

The program that authorized the repurchase of up to 1,000,000 shares of the Company’s common stock was completed in September 2000. A total of 875,986 shares were repurchased over the two-year life of the program at a cost of $8,779,000, including 211,680 shares at a cost of $2,211,000 in fiscal year 2001. On October 2, 2000, the Board of Directors authorized a replacement program to repurchase up to 500,000 additional shares from time to time on the open market or through block trades during a two-year time frame. Through June 3, 2001, the Company repurchased 130,400 shares at a cost of $1,591,000 pursuant to the new authorization. During the year ended June 3, 2001, the Company repurchased a total of 342,080 shares at a cost of $3,802,000.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

			Stock
	Basic earnings per share		equivalents	Diluted earnings per share

	Weighted average			Weighted average
	shares outstanding	EPS		shares outstanding	EPS

June 3, 2001	5,120,346	$1.50	23,664	5,144,010	$1.49
May 28, 2000	5,657,479	1.09	924	5,658,403	1.09
May 30, 1999	5,966,672	1.36	916	5,967,588	1.36

NOTE H - PENSION PLANS

The changes in the benefit obligations for the two qualified defined benefit plans that the Company sponsors plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” are computed as follows:

		(in thousands)
	2001	2000	1999

Projected benefit obligation at beginning of year	$15,892	$15,768	$14,765
Service cost	1,170	1,306	1,264
Interest cost	1,028	1,114	1,018
Actuarial gain	(780)	(176)	(289)
Benefits paid	(2,930)	(2,120)	(990)

Projected benefit obligation at end of year	$14,380	$15,892	$15,768

The changes in the plans’ assets are computed as follows:

		(in thousands)
	2001	2000	1999

Fair value of plan assets at beginning of year	$23,478	$23,726	$23,189
Actual return on plan assets	(906)	1,615	1,317
Employer contributions	564	421	402
Benefits paid	(3,149)	(2,284)	(1,182)

Fair value of plan assets at end of year	$19,987	$23,478	$23,726

The following table sets forth the plans’ funded status and amounts recognized on the Company’s balance sheet:

	(in thousands)
	2001	2000

Funded status	$5,607	$7,586
Unrecognized net actuarial gain	(3,789)	(6,278)
Unrecognized prior service cost	459	529
Unrecognized net transition (asset)	(237)	(474)

Prepaid benefit cost	$2,040	$1,363

The weighted - average actuarial assumptions used were:

	2001	2000	1999

Weighted average discount rate	7.25%	7.25%	7.25%
Weighted average rate of compensation increase	5.50%	5.50%	5.50%
Weighted average expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

Net periodic pension (benefit) cost includes the following components:

		(in thousands)
	2001	2000	1999

Service cost	$1,170	$1,306	$1,264
Interest cost	1,028	1,114	1,018
Expected return on plan assets	(1,897)	(1,966)	(1,907)
Amortization of prior service cost	70	70	70
Amortization of net transition asset	(237)	(237)	(237)
Recognized net actuarial gain	(247)	(248)	(316)

Net periodic pension (benefit) cost	$(113)	$39	$(108)

Commencing in 2000, the executive officers of the Company and certain other “highly compensated employees” began receiving comparable pension benefits through a non-qualified Nondeferred Cash Balance Plan in lieu of accruing additional benefits under the qualified defined benefit pension plans and the SERP. Compensation expense relating to this plan was $150,000 in fiscal 2001. No compensation costs for this plan were incurred in fiscal years 2000 or 1999.

NOTE I – SEGMENT INFORMATION

The Company has historically had food service and lodging operations. In March 2000, the Board of Directors authorized management to develop plans to divest the lodging operation (see Note C – Discontinued Operations). Under Statement of Financial Accounting Standards No. 131 (SFAS 131) “Disclosures about Segments of an Enterprise and Related Information” the Company now has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	2001	2000	1999

		(in thousands)
Sales
Big Boy	$160,662	$153,146	$148,148
Golden Corral	26,803	12,701	1,523

	$187,465	$165,847	$149,671

Earnings from continuing operations
before income taxes
Big Boy	$17,491	$16,159	$15,199
Impairment of assets	(1,549)	-	(1,125)
Opening expense	(201)	-	-

Total Big Boy	15,741	16,159	14,074

Golden Corral	1,980	669	85
Opening expense	(1,699)	(984)	(404)

Total Golden Corral	281	(315)	(319)

Administrative expense	(5,988)	(5,361)	(5,484)
Interest expense	(2,607)	(2,410)	(2,437)
Other – net	2,565	1,353	1,346

Total Corporate Items	(6,030)	(6,418)	(6,575)

	$9,992	$9,426	$7,180

Depreciation and amortization
Big Boy	$7,644	$7,835	$8,136
Golden Corral	955	428	40
Discontinued operations	-	1,358	1,761

	$8,599	$9,621	$9,937

Capital expenditures
Big Boy	$7,024	$3,487	$5,607
Golden Corral	17,685	9,810	4,620
Discontinued operations	20	540	2,482

	$24,729	$13,837	$12,709

Identifiable assets
Big Boy	$75,868	$78,289	$83,289
Golden Corral	32,442	15,096	5,159
Discontinued operations	-	14,394	14,978

	$108,310	$107,779	$103,426

NOTE J – EXTRAORDINARY ITEM

On September 30, 1998, the Company completed an unusual and infrequent transaction when it sold its 1/15 limited partnership interest in the Cincinnati Reds professional baseball team for $7,000,000 cash. The net gain of $3,712,000 resulted in basic and diluted net earnings per share of $.62. The investment, originally made in June 1985, had been carried at cost and was the Company’s only passive non-operating asset. Prior to 1985, the Company had not owned any other such assets, and it is extremely unlikely that another investment of this nature will be made in the future.

NOTE K - RELATED PARTY TRANSACTIONS

During the three years in the period ended June 3, 2001, a Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company paid the Company franchise and advertising fees, employee leasing and other fees, and made purchases from the Company’s commissary.

During the fiscal year ended May 30, 1999, three unprofitable Big Boy restaurants that closed at the end of 1997 were sold (see Note B) and licensed to a Big Boy franchise operator, a minority shareholder and the president of which was an officer of the Company prior to May 31, 2000. During the year ended May 28, 2000, another unprofitable Big Boy restaurant that closed in 1997 was sub-leased and licensed to the same Big Boy franchise operator. (The Company has since sold its leasehold interest to a third party.) In addition, this Big Boy franchise operator has acquired three other Big Boy licensed restaurants from other licensees of the Company. During the three years ended June 3, 2001, certain of these restaurants, including two that the franchise operator permanently ceased operating in April 2001, paid the Company rent, franchise and advertising fees and other fees and made purchases from the Company’s commissary.

These transactions were effected on substantially similar terms as transactions with persons having no relationship with the Company.

QUARTERLY RESULTS (UNAUDITED)

		Year Ended June 3, 2001					Year Ended May 28, 2000

	(in thousands, except per share data)					(in thousands, except per share data)

			Earnings		Diluted			Earnings		Diluted
			from		net			from		net
		Gross	continuing	Net	earnings		Gross	continuing	Net	earnings
	Revenue	profit	operations	earnings	per share	Revenue	profit	operations	earnings	per share

1st Quarter	$54,307	$6,401	$1,969	$2,356	$.45	$48,922	$5,551	$1,628	$1,751	$.30
2nd Quarter	43,843	5,453	1,240	1,933.38		39,623	4,414	1,425	1,448.25
3rd Quarter	42,118	4,498	1,308	1,255.24		37,513	4,158	1,208	855.16
4th Quarter	49,762	5,517	2,040	2,142.42		41,142	5,585	1,814	2,092.38

Total	$190,030	$21,869	$6,557	$7,686	$1.49	$167,200	$19,708	$6,075	$6,146	$1.09

The first quarter of each year contained sixteen weeks. The second and third quarters of each year contained twelve weeks. The fourth quarter of fiscal year 2001 contained thirteen weeks compared to twelve weeks in fiscal 2000.

Net earnings for the first quarters of 2001 and 2000 included favorable adjustments of $275,000 and $320,000 respectively, resulting from lower than anticipated claims in the Company's self insured casualty insurance program.

The second and third quarters of fiscal 2001 included impairment losses of $310,000 and $710,000, net of tax, respectively, resulting from the closing of underperforming Big Boy restaurants. In addition, the fourth quarter of fiscal 2001 includes a credit to income tax expense of $140,000 and fiscal 2000 included a charge to income tax expense of $90,000 to reflect the actual effective tax rate for the years.

Item 9. – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III
(Items 10 through 13)

Item 10. - Directors and Executive Officers of the Registrant

Information regarding directors is incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 3, 2001.

Information regarding executive officers appears at the end of Part I.

Item 11. - Executive Compensation

Incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 3, 2001.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 3, 2001.

Item 13. - Certain Relationships and Related Transactions

Incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 3, 2001.

PART IV

Item 14. – Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

3. Exhibits

(3) Articles of Incorporation and By-Laws

   (3) (a) Exhibit (3) (a) to the Registrant’s Form 10-K Annual Report for 1993, being the Third Amended Articles of Incorporation, is incorporated herein by reference.

   (3) (b) Exhibit (3) (a) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, being the Code of Regulations, is incorporated herein by reference.

   (3) (c) Exhibit (3) (b) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, being Amendments to Regulations adopted October 1, 1984, is incorporated herein by reference.

   (3) (d) Exhibit (3) (c) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, being Amendments to Regulations adopted October 24, 1996, is incorporated herein by reference.

(10) Material Contracts

(10)  (a) Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, being the Intellectual Property Use and Noncompete Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, is incorporated herein by reference.

(10)  (b) Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, being the Transfer Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, is incorporated herein by reference.

(10) (c) Exhibit (10) (a) to the Registrant’s Form 10-K Annual Report for May 28, 2000, being the Area Development Agreement and Addendum effective July 25, 2000 between the Registrant and Golden Corral Franchising Systems, Inc., is incorporated herein by reference.

(10)  (d) Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for December 14, 1997, being the Area Development Agreement and Addendum between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

(10) (e) Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for December 12, 1999, being the Second Amendment dated October 6, 1999 to the Area Development Agreement between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

(10) (f) Exhibit (10) (d) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000, is incorporated herein by reference. *

(10) (g) Exhibit (10) (a) to the Registrant’s Form 10-K Annual Report for 1997, being the Employment Agreement between the Registrant and Jack C. Maier effective June 2, 1997, is incorporated herein by reference. *

(10)  (h) Exhibit (10) (f) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement between the Registrant and Craig F. Maier effective June 4, 2000, is incorporated herein by reference. *

(10)  (i) Exhibit (10) (b) to the Registrant’s Form 10-K Annual Report for 1995, being the Employment Contract between the Registrant and Craig F. Maier effective May 29, 1995, is incorporated herein by reference. *

(10) (j) Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for December 13, 1998, being amendment dated November 24, 1998 to Employment Contract between the Registrant and Craig F. Maier dated May 29, 1995, is incorporated herein by reference. *

(10)  (k) Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, being the Frisch’s Executive Savings Plan effective November 15, 1993, is incorporated herein by reference. *

(10)  (l) Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, being the Frisch’s Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference. *

(10)  (m) Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, being the Amended and Restated 1993 Stock Option Plan, is incorporated herein by reference. *

(10)  (n) Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, being the Employee Stock Option Plan, is incorporated herein by reference. *

(10) (o) Exhibit (10) (e) to the Registrant’s Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference. *

(10) (p) Exhibit (10) (f) to the Registrant’s Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference. *

(10) (q) Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, being the Agreement between the Registrant and Craig F. Maier dated November 21, 1989, is incorporated herein by reference. *

(10) (r) Exhibit (10) (p) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, being the Real Estate Purchase and Sale Agreement between the Registrant (Seller) and Remington Hotel Corporation (Buyer) dated August 10, 2000 to sell the Clarion Hotel Riverview, is incorporated herein by reference.

(10) (s) Exhibit (10) (q) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, being the Amendment and Restatement of Real Estate Purchase and Sale Agreement the Registrant (Seller) and Remington Hotel Corporation (Buyer) dated October 9, 2000 to sell the Clarion Riverview Hotel, is incorporated herein by reference.

(10) (t) Purchase Agreement dated February 26, 2001 between the Registrant (Seller) and Stevens Hotel Group LLC (Buyer) to sell the Quality Hotel Central, is filed herewith.

(10) (u) Amendments No. 1 and No. 2 dated April 26, 2001 and May 15, 2001, respectively, to the Purchase Agreement dated February 26, 2001 between the Registrant (Seller) and Stevens Hotel Group LLC (Buyer) to sell the Quality Hotel Central, are filed herewith.

(10) (v) Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, being Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000 is incorporated herein by reference, together with the Trust Agreement established by the Registrant between Firstar Bank, N.A. (Trustee) and Donald H. Walker (Grantor). There are identical Trust Agreements between Firstar Bank, NA (Trustee) and Craig F. Maier, Paul F. McFarland, W. Gary King, Karen F. Maier, Ken C. Hull and certain other “highly compensated employees” (Grantors). *

* denotes compensatory plan or agreement

(21) Subsidiaries of the Registrant

b). Reports on Form 8-K:

On May 16, 2001 under Item 5, to report the sale of the Company’s Quality Hotel Central to Stevens Hotel Group LLC for $3,900,000 cash, completing the Company’s plan to divest its hotel operations. Financial statements were not required to be filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS INC.
(Registrant)

By	/s/ Donald H. Walker	August 7, 2001

	Donald H. Walker	Date
Vice President, Treasurer
Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

Chairman of the Board
/s/ Jack C. Maier	Director	August 7, 2001

Jack C. Maier

President and Chief Executive Officer
/s/ Craig F. Maier	Director	August 8, 2001

Craig F. Maier

/s/ Dale P. Brown	Director	August 9, 2001

Dale P. Brown

/s/ Daniel W. Geeding	Director	August 10, 2001

Daniel W. Geeding

/s/ Lorrence T. Kellar	Director	August 10, 2001

Lorrence T. Kellar

/s/ Malcolm M. Knapp	Director	August 15, 2001

Malcolm M. Knapp

/s/ Blanche F. Maier	Director	August 7, 2001

Blanche F. Maier

/s/ William A. Mauch	Director	August 11, 2001

William A. Mauch

/s/ William J. Reik, Jr.	Director	August 20, 2001

William J. Reik, Jr.