Form 10-Q
period 2001-09-23
FRISCHS RESTAURANTS INC
filed 2001-10-23
CIK 39047

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

FOR QUARTER ENDED SEPTEMBER 23, 2001	COMMISSION FILE NUMBER 1-7323

FRISCH'S RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

OHIO	31-0523213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 GILBERT AVENUE, CINCINNATI, OHIO	45206

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	513-961-2660

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

The total number of shares outstanding of the issuer's no par common stock, as of September 26, 2001 was:

4,972,232

TABLE OF CONTENTS

		PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	CONSOLIDATED STATEMENT OF EARNINGS	3

	CONSOLIDATED BALANCE SHEET	4 - 5

	CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY	6

	CONSOLIDATED STATEMENT OF CASH FLOWS	7

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 18

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	19 - 21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	22

PART II - OTHER INFORMATION

ITEM 4.	SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS	23

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	23 - 25

SIGNATURE		25

Frisch's Restaurants, Inc. and Subsidiaries
Consolidated Statement of Earnings
(Unaudited)

	Sixteen Weeks Ended
	September 23,	September 17,
	2001	2000
Revenue
Sales	$62,738,140	$53,888,371
Other	418,211	418,487

Total revenue	63,156,351	54,306,858

Costs and expenses
Cost of sales
Food and paper	21,288,250	17,785,693
Payroll and related	22,061,919	18,490,050
Other operating costs	12,852,703	11,211,510

	56,202,872	47,487,253

Administrative and advertising	3,243,127	2,894,775
Interest	653,986	848,510

Total costs and expenses	60,099,985	51,230,538

Earnings from continuing operations
before income tax	3,056,366	3,076,320

Income taxes	1,070,000	1,107,000

Earnings from continuing operations	1,986,366	1,969,320

Income from discontinued operations
(net of applicable tax)	–	386,326

Net Earnings	$1,986,366	$2,355,646

Earnings per share (EPS) of common stock:
Basic EPS - continuing operations	$.40	$.38
Basic EPS - discontinued operations	–	.07

Basic net earnings per share	$.40	$.45

Diluted EPS - continuing operations	$.39	$.38
Diluted EPS - discontinued operations	–	.07

Diluted net earnings per share	$.39	$.45

The accompanying notes are an integral part of these statements.

Frisch's Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheet

ASSETS

	September 23,	June 3,
	2001	2001
	(unaudited)

Current Assets
Cash	$401,176	$280,460
Receivables
Trade	1,033,146	1,048,983
Other	415,766	415,592
Inventories	3,617,753	3,601,508
Prepaid expenses and sundry deposits	1,548,867	1,018,741
Prepaid and deferred income taxes	600,000	600,164

Total current assets	7,616,708	6,965,448

Property and Equipment
Land and improvements	33,871,419	29,381,174
Buildings	57,349,936	54,099,186
Equipment and fixtures	58,863,332	55,967,327
Leasehold improvements and buildings on leased land	13,673,683	13,263,779
Capitalized leases	7,343,935	7,343,935
Construction in progress	6,748,041	6,959,407

	177,850,346	167,014,808
Less accumulated depreciation and amortization	80,946,752	78,595,507

Net property and equipment	96,903,594	88,419,301

Other Assets
Goodwill	740,644	740,644
Other Intangible Assets	978,929	980,423
Investments in land	1,242,182	1,340,492
Property held for sale	1,799,593	1,801,747
Net cash surrender value-life insurance policies	4,536,367	4,367,384
Deferred income taxes	878,218	762,035
Other	2,825,295	2,932,542

Total other assets	13,001,228	12,925,267

	$117,521,530	$108,310,016

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 23,	June 3,
	2001	2001
	(unaudited)

Current Liabilities
Long-term obligations due within one year
Long-term debt	$2,599,531	$1,605,318
Obligations under capitalized leases	416,778	413,824
Self insurance	880,674	838,321
Accounts payable	9,935,827	8,870,147
Accrued expenses	5,430,689	5,994,499
Income taxes	374,648	210,290

Total current liabilities	19,638,147	17,932,399

Long-Term Obligations
Long-term debt	30,703,574	23,678,748
Obligations under capitalized leases	4,393,789	4,503,891
Self insurance	3,025,133	2,964,549
Other	2,799,231	2,784,388

Total long-term obligations	40,921,727	33,931,576

Commitments	–	–

Shareholders' Equity
Capital Stock
Preferred stock - authorized, 3,000,000 shares
without par value; none issued	–	–
Common stock - authorized, 12,000,000 shares
without par value; issued, 7,362,279
shares - stated value - $1	7,326,279	7,326,279
Additional contributed capital	60,257,832	60,257,601

	67,620,111	67,619,880
Retained earnings	21,382,206	20,243,357

	89,002,317	87,863,237
Less cost of treasury stock (2,396,047 and 2,350,685 shares)	32,040,661	31,417,196

Total shareholders' equity	56,961,656	56,446,041

	$117,521,530	$108,310,016

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
Sixteen weeks ended September 23, 2001 and September 17, 2000
(Unaudited)

	Common stock
	at $1 per share -	Additional
	Shares and	contributed	Retained	Treasury
	amount	capital	earnings	shares	Total

Balance at May 28, 2000	$7,362,279	$$60,345,436	$14,196,749	$(27,737,801)	$54,166,663
Net earnings for sixteen weeks	–	–	2,355,646	–	2,355,646
Treasury shares reissued	–	(30,994)	–	121,564	90,570
Treasury shares acquired	–	–	–	(2,044,830)	(2,044,830)
Cash dividends - $.16 per share	–	–	(827,880)	–	(827,880)

Balance at September 17, 2000	7,362,279	60,314,442	15,724,515	(29,661,067)	53,740,169
Net earnings for thirty-seven weeks	–	–	5,330,147	–	5,330,147
Treasury shares reissued	–	126	–	1,074	1,200
Treasury shares acquired	–		–	(1,757,203)	(1,757,203)
Employee Stock Option Plan	–	(56,967)	–	–	(56,967)
Cash dividends - $.16 per share	–	–	(811,305)	–	(811,305)

Balance at June 3, 2001	7,362,279	60,257,601	20,243,357	(31,417,196)	56,446,041
Net earnings for sixteen weeks	–	–	1,986,366	–	1,986,366
Treasury shares reissued	–	231	–	56,662	56,893
Treasury shares acquired	–		–	(680,127)	(680,127)
Cash dividends -$.17 per share	–	–	(847,517)	–-	(847,517)

Balance at September 23, 2001	$7,362,279	$60,257,832	$21,382,206	$(32,040,661)	$56,961,656

The accompanying notes are an integral part of these statements.

Frisch's Restaurants, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Sixteen weeks ended September 23, 2001 and September 17, 2000
(Unaudited)

	2001	2000

Cash flows provided by (used in) operating activities:
Net income	$1,986,366	$2,355,646
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation and amortization	2,755,013	2,684,088
Loss (gain) on disposition of assets	84,763	(143,295)

	4,826,142	4,896,439
Changes in assets and liabilities:
Decrease (increase) in receivables	15,663	(358,920)
(Increase) decrease in inventories	(16,245)	16,531
Increase in prepaid expenses and sundry deposits	(530,125)	(353,914)
Increase in prepaid and deferred income taxes	(116,019)	(3,629)
Increase in accounts payable	618,179	1,786,611
Decrease in accrued expenses	(563,810)	(984,883)
Increase in accrued income taxes	164,358	136,568
Decrease (increase) in other assets	89,823	(144,811)
Increase (decrease) in self insured obligations	102,937	(282,455)
Decrease in other liabilities	14,844	38,247

	(220,395)	(150,655)

Net cash provided by operating activities	4,605,747	4,745,784

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(11,253,312)	(6,192,363)
Proceeds from disposition of property	29,705	826,396
(Increase) decrease in other assets	(150,065)	44,857

Net cash (used in) investing activities	(11,373,672)	(5,321,110)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	8,500,000	3,500,000
Payment of long-term debt and capital lease obligations	(588,109)	(897,191)
Cash dividends paid	(400,016)	(415,287)
Treasury share transactions	(623,234)	(1,954,260)

Net cash provided by financing activities	6,888,641	233,262

Net increase (decrease) in cash and equivalents	120,716	(342,064)
Cash and equivalents at beginning of year	280,460	565,089

Cash and equivalents at end of quarter	$401,176	$223,025

Supplemental disclosures:
Interest paid	$673,892	$1,044,912
Income taxes paid	1,022,504	1,195,360
Dividends declared but not paid	447,501	412,593

The accompanying notes are an integral part of these statements.

Frisch's Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
First Quarter Ended September 23, 2001

NOTE A – DESCRIPTION OF THE BUSINESS

The operations of Frisch's Restaurants, Inc. include two restaurant concepts within the mid-scale family segment of the restaurant industry: "Frisch's Big Boy" and "Golden Corral". All restaurants currently operated by the Company are located in various regions of Ohio, Kentucky and Indiana.

The Company owns the trademark "Frisch's" and has exclusive, irrevocable ownership of the rights to the "Big Boy" trademark, trade name and service mark in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. Substantially all of the Frisch's Big Boy restaurants also offer "drive-thru" service. The Company also licenses Big Boy restaurants to other operators, currently in certain parts of Ohio, Kentucky and Indiana. In addition, the Company operates a commissary near its headquarters in Cincinnati, Ohio that services all Big Boy restaurants operated by the Company, and is available to supply restaurants licensed to others.

The Golden Corral grill buffet restaurants are operated pursuant to franchise agreements with Golden Corral Franchising Systems, Inc.

NOTE B – ACCOUNTING POLICIES

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

Fiscal Year

The Company's fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, the additional week needed to make a 53-week year is added to the fourth quarter, resulting in a thirteen-week fourth quarter. The fiscal year ended June 3, 2001 was a 53-week year.

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $72,000 at September 23, 2001 and $85,000 as of June 3, 2001.

NOTE B - ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for buildings or components thereof and 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Interest on borrowings is capitalized during active construction periods of major capital projects. The cost of land not yet in service is included in "construction in progress" if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of September 23, 2001 totaled approximately $9,570,000. The cost of land on which construction is not likely within the next twelve months is included in other assets under the caption "investments in land".

The Company considers a history of cash flow losses in established geographic market regions to be its primary indicator of potential impairment pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets' carrying values may not be recoverable from the estimated future cash flows expected to result from the properties' use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or the Company's past experience in disposing of unprofitable restaurant properties.

During the year ended June 3, 2001, two Big Boy restaurants with negative cash flow were closed, and non-cash pretax charges totaling $1,575,000 were recorded as impairment losses. The net realizable value of one of the properties remains on the balance sheet as of September 23, 2001 as a component of the long-term asset caption "Property held for sale." The Company expects to dispose of this property in less than one year. Certain surplus property is also currently held for sale and is stated at the lower of cost or market.

Goodwill and Other Intangible Assets, Including Licensing Agreements

Effective June 4, 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Under SFAS 142, acquired goodwill is not amortized. Instead, it is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. Reported net income for the sixteen weeks ended September 17, 2000 would have been less than $1,000 higher had goodwill not been amortized. As of September 23, 2001, the carrying amount of goodwill acquired in prior years totaled $741,000, which is net of $308,000 of amortization. The cumulative amortization includes $257,000 that was amortized prior to November 1, 1970.

Under SFAS 142, intangible assets having a finite useful life continue to be amortized, and are tested annually for impairment in accordance with SFAS 121. The Company's other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant's franchise agreement. As of September 23, 2001, the carrying amount of Golden Corral initial franchise fees subject to amortization was $442,000, which is being ratably amortized at $2,667 per year per restaurant, or $32,000 per year in each of the next five years for the twelve Golden Corral restaurants currently in operation as of September 23, 2001. Total amortization was $9,436 and $4,308, respectively, during the sixteen weeks ended September 23, 2001 and September 17, 2000. The remaining balance of other intangible assets, including fees paid for Golden Corral restaurants not yet in operation, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

NOTE B - ACCOUNTING POLICIES (CONTINUED)

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to operations as incurred.

In January 2001, the Company reached an agreement with Big Boy Restaurants International, LLC ("International"), giving the Company exclusive, irrevocable ownership of certain rights to the "Big Boy" trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. The Company received these rights and $1,230,000 in exchange for ceding the Company's sub-franchise "Big Boy" territorial rights in the states of Florida, Texas, Oklahoma and Kansas. International paid $500,000 in cash and issued a note to the Company for $730,000. The $1,100,000 present value of the sale was recorded in other income in the quarter ended March 4, 2001.

The Company receives revenue from franchise fees, based on sales of Big Boy restaurants licensed to other operators, which is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when newly licensed restaurants begin operations.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for the sixteen weeks ended September 23, 2001 and September 17, 2000 were $529,000 ($326,000 for Golden Corral and $203,000 for Big Boy) and $403,000 (all of which was for Golden Corral) respectively.

Benefit Plans

The Company has two qualified defined benefit pension plans covering substantially all of its eligible employees. Plan benefits are based on years-of-service and other factors. The Company's funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. In addition, the Company has an unfunded Executive Retirement Plan that provides a supplemental retirement benefit to the executive officers of the Company and certain other "highly compensated employees" whose benefits under the qualified plans are reduced when their compensation exceeds Internal Revenue Code imposed limitations or when elective salary deferrals are made to the Company's non-qualified Executive Savings Plan. Prepaid pension benefit costs and Executive Savings Plan assets are the principal components of other long-term assets on the balance sheet. (Also see Note G - Pension Plans)

Self Insurance

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

Frisch’s Restaurants, Inc. and Subsidiaries
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

NOTE C – DISCONTINUED OPERATIONS

In March 2000, the Company announced strategic plans to divest the Company’s two hotel operations - the Clarion Riverview Hotel and the Quality Hotel Central. The plans called for continuing to operate the hotels until buyers were found and accordingly, amounts in the financial statements and related notes for all periods shown reflect discontinued operations accounting.

The Clarion Hotel Riverview was sold for $12,000,000 cash in November 2000 and the sale of the Quality Hotel Central was completed in May 2001 for $3,900,000 cash. The disposals resulted in an overall gain of $699,000, net of selling expenses and tax.

The following information summarizes results of discontinued operations for the sixteen weeks ended September 17, 2000:

September 17,
2000

(in thousands)
Total revenue	$3,709
Total costs and expenses	3,105

Earnings before income tax	604
Income tax	218

Earnings from discontinued operations	$386

NOTE D - LONG-TERM DEBT

	September 23, 2001			June 3, 2001

	Payable	Payable	Payable	Payable
	within	after	within	after
	one year	one year	one year	one year

		(in thousands)
Construction draw facility -
Construction phase	$-	$1,500	$-	$2,000
Term loans	2,600	16,704	1,605	11,179
Revolving credit loan	-	12,500	-	10,500

	$2,600	$30,704	$1,605	$23,679

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LONG-TERM DEBT (CONTINUED)

The portion payable after one year matures as follows:

	September 23,	June 3,
	2001	2001

	(in thousands)
Period ending in 2003	$16,803	$14,386
2004	3,021	2,038
2005	3,260	2,206
2006	3,392	2,383
2007	2,635	1,823
Subsequent to 2007	1,593	843

	$30,704	$23,679

The construction draw facility is an unsecured draw credit line that was amended shortly after the year ended June 3, 2001. It previously provided for borrowing of up to $20,000,000 to construct and open Golden Corral restaurants. The amended agreement provides for an additional $20,000,000 that may be borrowed to fund construction of Golden Corral and Big Boy restaurants, increasing to $25,000,000 one year from signing the amendment. As of September 23, 2001, the Company had cumulatively borrowed $23,000,000 of which $1,500,000 was in the Construction Phase and $21,500,000 had been converted to Term Loans. In addition, the amendment extended the availability of draws to September 1, 2003. Interest on Construction Loans, ranging from 4.02% to 4.49% as of September 23, 2001, is determined by various indices, and is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Loan is converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. All of the Term Loans have fixed interest rates, the weighted average of which is 7.42%, and are being repaid in 84 equal monthly installments of principal and interest aggregating $330,000 expiring in various periods ranging from May 2006 through September 2008. Any outstanding Construction Phase loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2003.

The revolving credit loan is an unsecured line of credit that was also amended shortly after the year ended June 3, 2001 to immediately reduce the maximum amount available to be borrowed from $20,000,000 to $15,000,000, with a final reduction to $10,000,000 one year from signing. In addition, the amendment extended the maturity date to September 1, 2003. Interest rates, ranging from 4.02% to 4.89% as of September 23, 2001, are determined by various indices as selected by the Company. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly.

Both of these loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at September 23, 2001. Compensating balances are not required by any of these loan agreements.

As of September 23, 2001, the Company had three outstanding letters of credit totaling $384,000 principally in support of its self-insurance program.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - LEASED PROPERTY

The Company has capitalized the leased property of 39% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is held under capitalized leases expiring during periods to 2005. The Company also occupies office space under an operating lease that expires during 2003, with a renewal option available through 2013.

An analysis of the capitalized leased property follows:

	Asset balances at

	September 23,	June 3,
	2001	2001

	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,038	1,038

	7,344	7,344
Less accumulated amortization	(5,022)	(4,896)

	$2,322	$2,448

Total rental expense of operating leases for continuing operations was $450,000 and $495,000 respectively, for the sixteen weeks ended September 23, 2001 and September 17, 2000.

Future minimum lease payments under capitalized leases and operating leases for continuing operations having an initial or remaining term of one year or more follow:

	Capitalized	Operating
Period ending September 23,	leases	leases

	(in thousands)
2002	$907	$1,215
2003	902	1,091
2004	896	877
2005	821	673
2006	728	476
2007 to 2018	2,857	2,498

Total	7,111	$6,830

Amount representing interest	(2,300)

Present value of obligations	4,811
Portion due within one-year	(417)

Long-term obligations	$4,394

Frisch’s Restaurants, Inc. and Subsidiaries
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

Transactions involving both the 1993 and the 1984 Plans are summarized below:

	Sixteen weeks ended
	September 23, 2001		September 17, 2000

	No. of	Option	No. of	Option
	shares	price	shares	price

Outstanding at beginning of year	220,216	$8.31 to $17.05	118,738	$8.31 to $17.05
Exercisable at beginning of year	95,989	$8.31 to $17.05	69,987	$8.31 to $17.05
Granted during the sixteen weeks	81,500	$13.43 to $13.70	100,478	$9.94 to $12.06
Exercised during the sixteen weeks	0		0
Expired during the sixteen weeks	0		0
Forfeited during the sixteen weeks	916	$9.94 to $13.43	0

Outstanding at end of quarter	300,800	$8.31 to $17.05	219,216	$8.31 to $17.05

Exercisable at end of quarter	141,316	$8.31 to $17.05	83,155	$8.31 to $17.05

Using the fair value on the grant date under the methodology prescribed by SFAS 123, the respective pro forma effect on net income for options granted in fiscal years 2001 and 2000 would have amounted to annual charges to earnings of approximately $69,000 and $14,000, respectively. The pro forma effect on basic and diluted earnings per share would have amounted to ($.01) in fiscal 2001, with no effect in fiscal year 2000. These estimates were determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000

Dividend yield	2.62%	3.18%
Expected volatility	30%	24%
Risk free interest rate	5.82%	5.82%
Expected lives	5 years	5 years
Weighted average fair value of options granted	$2.92	$2.32

Pro forma disclosures of net income and basic and diluted net earnings per share for the sixteen weeks ended September 23, 2001 and September 17, 2000 were not materially different from reported results.

Frisch’s Restaurants, Inc. and Subsidiaries
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

Stock Repurchase Program

Since September 1998, 1,055,896 shares of the Company’s common stock have been repurchased at a cost of $11,050,000, including 49,600 shares at a cost of $680,000 during the sixteen weeks ended September 23, 2001. A total of 320,000 shares remain available to be repurchased pursuant to the current repurchase authorization which allows for up to 500,000 additional shares to be repurchased from time to time on the open market or through block trades during a two-year time frame that expires in October 2002.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

				Stock
	Basic earnings per	share		equivalents	Diluted earnings per	share

	Weighted average				Weighted average
Sixteen weeks ended:	shares outstanding	EPS			shares outstanding	EPS

September 23, 2001	4,997,063		$.40	41,233	5,038,296	$.39
September 17, 2000	5,201,080.45			10,798	5,211,878.45

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - PENSION PLANS

The changes in the benefit obligations for the two qualified defined benefit plans that the Company sponsors (see Note B – Accounting Policies) plus an unfunded non-qualified supplemental Executive Retirement Plan (SERP) for “highly compensated employees” are computed as follows for the years ended June 3, 2001 and May 28, 2000 (latest available data):

	(in thousands)
	2001	2000

Projected benefit obligation at beginning of year	$15,892	$15,768
Service cost	1,170	1,306
Interest cost	1,028	1,114
Actuarial gain	(780)	(176)
Benefits paid	(2,930)	(2,120)

Projected benefit obligation at end of year	$14,380	$15,892

The changes in the plans’ assets are computed as follows for the years ended June 3, 2001 and May 28, 2000 (latest available data):

	(in thousands)
	2001	2000

Fair value of plan assets at beginning of year	$23,478	$23,726
Actual return on plan assets	(906)	1,615
Employer contributions	564	421
Benefits paid	(3,149)	(2,284)

Fair value of plan assets at end of year	$19,987	$23,478

The following table sets forth the plans’ funded status and amounts recognized on the Company’s balance sheet as of June 3, 2001 and May 28, 2000 (latest available data):

	(in thousands)
	2001	2000

Funded status	$5,607	$7,586
Unrecognized net actuarial gain	(3,789)	(6,278)
Unrecognized prior service cost	459	529
Unrecognized net transition (asset)	(237)	(474)

Prepaid benefit cost	$2,040	$1,363

The weighted - average actuarial assumptions used were:

	As of
	June 3,	May 28,
	2001	2000

Weighted average discount rate	7.25%	7.25%
Weighted average rate of compensation increase	5.50%	5.50%
Weighted average expected long-term rate of return on plan assets	8.50%	8.50%

Net periodic pension cost for the sixteen weeks ended September 23, 2001 and September 17, 2000 was $94,000 and $49,000 respectively.

Commencing in 2000, the executive officers of the Company and certain other “highly compensated employees” began receiving comparable pension benefits through a non-qualified Nondeferred Cash Balance Plan in lieu of accruing additional benefits under the qualified defined benefit pension plans and the SERP. Compensation expense relating to this plan was $51,000 and zero respectively, for the sixteen weeks ended September 23, 2001 and September 17, 2000.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H – SEGMENT INFORMATION

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

	Sixteen weeks ended
	September 23,		September 17,
	2001		2000

		(in thousands)
Sales

Big Boy	$49,514		$48,132
Golden Corral	13,224		5,757

	$62,738		$53,889

Earnings from continuing operations

before income taxes

Big Boy	$4,979		$5,088
Opening expense	(203)		-

Total Big Boy	4,776		5,088

Golden Corral	672		462
Opening expense	(326)		(403)

Total Golden Corral	346		59

Administrative expense	(1,830)		(1,641)
Interest expense	(654)		(848)
Other – net	418		418

Total Corporate Items	(2,066)		(2,071)

	$3,056		$3,076

Depreciation and amortization

Big Boy	$2,273		$2,473
Golden Corral	482		211

	$2,755		$2,684

Capital expenditures

Big Boy	$4,498		$1,202
Golden Corral	6,755		4,970
Discontinued operations	-		20

	$11,253		$6,192

	As of
	September 23,	June 3,
	2001	2001

Identifiable assets

Big Boy	$78,778	$75,868
Golden Corral	38,744	32,442

	$117,522	$108,310

NOTE I – RELATED PARTY TRANSACTIONS

During the sixteen weeks ended September 23, 2001 and September 17, 2000, a Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company paid the Company franchise and advertising fees, employee leasing and other fees, and made purchases from the Company's commissary.

These transactions were effected on substantially similar terms as transactions with persons having no relationship with the Company.

NOTE J – COMPANY REPRESENTIONS

These financial statements are unaudited, but in the opinion of management include all adjustments (all of which were normal and recurring) necessary for a fair presentation of results of operations for the sixteen weeks ended September 23, 2001 and September 17, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Net earnings for the sixteen week first quarter ended September 23, 2001 were $1,986,000, or $.39 per share. Comparable earnings from continuing operations during last year's first quarter were $1,969,000, or $.38 per share. Net earnings for last year's first quarter were $2,356,000 or $.45 per share, which included income from discontinued operations of $387,000, or $.07 per share. (In March, 2000, the Company announced strategic plans to divest the Company's two hotel operations. The Company continued operating the hotels until they were sold in subsequent quarters of fiscal 2001.) Total revenue for the first quarter ended September 23, 2001 was a record $63,156,000, an increase of $8,849,000 or 16.3 percent above last year's comparable first quarter revenue from continuing operations. The following discussion excludes results of operations for the hotels during last year's first quarter.

Results of Operations

Same store sales in Big Boy restaurants improved by 2.7 percent during the first quarter ended September 23, 2001, marking the sixteenth consecutive quarter that Big Boy same store sales gains have been achieved. Menu prices were increased 1.5 percent shortly before last year's first quarter ended and were raised 1.7 percent near the end of last year's third quarter. Another menu price increase of 1.4 percent was implemented in September, 2001.

During the last twelve months, three new Big Boy restaurants were opened and three were permanently closed. The restaurants opened in April, July and August of 2001. The restaurant that opened in August was a replacement building built on the site of an older restaurant that was razed in April, 2001. Two of the closed restaurants ceased operating in January, 2001 and the third was closed in July 2001. One Big Boy restaurant was under construction as of September 23, 2001 and is scheduled to open in March, 2002. Two additional Big Boy restaurants are expected to be under construction by the end of fiscal year 2002.

Sales from Golden Corral restaurants were $13,224,000 during the first quarter ended September 23, 2001, an increase of $7,467,000 or 130 percent higher than last year's first quarter. Eleven Golden Corrals were in operation for the entire first quarter this year, including one that opened on the first day of the new fiscal year. A twelfth restaurant opened in July, 2001. Only five Golden Corrals were in operation for all sixteen weeks in last year's first quarter, while the sixth one opened in July, 2000. The Company plans to open a total of 41 Golden Corral restaurants through 2007, including six more before the end of the current fiscal year.

Cost of sales for the first quarter ended September 23, 2001 increased $8,716,000 or 18.3 percent higher than last year's first quarter, roughly proportionate to the 16.3 percent revenue increase. As a percentage of revenue, cost of sales was 89 percent and 87.4 percent, respectively, during the first quarters of fiscal years 2002 and 2001. An analysis of the components of cost of sales follows.

As a percentage of Big Boy sales, food and paper costs in Big Boy restaurants were 31.8 percent and 31.7 percent, respectively, during the first quarters of fiscal years 2002 and 2001. Menu price hikes have generally kept the percentages in line despite higher prices paid for certain commodities, especially beef and cheese. Food cost in Golden Corral restaurants, which as a percentage of sales is much higher than in Big Boy restaurants, continues to drive consolidated food and paper costs higher as more Golden Corrals open. The food cost percentage rose to 33.7 percent of revenue during the first quarter ended September 23, 2001, up from 32.8 percent in last year's first quarter.

It has been a long-standing accounting policy of the Company to adjust estimates in self insurance reserves during the first quarter each year. Information available as of September 23, 2001 was inconclusive to ascertain the necessity of an adjustment in this year's first quarter. As additional information becomes available in subsequent quarters, a determination will be made whether to adjust the reserves. Payroll and related expenses were 34.9 percent and 34 percent of revenue, respectively, during the first quarters of fiscal years 2002 and 2001. Without the benefit of an adjustment to self insurance reserves, payroll and related expenses in the first quarter of fiscal 2001 would have been 34.6 percent.

Although pay rates began to stabilize during the quarter ended September 23, 2001, several offsetting factors accounted for the remaining increase in the payroll and related percentage from 34.6 percent last year to 34.9 percent this year. First, an increase in service hours worked in relation to hours of operation added to higher payroll costs during the first quarter ended September 23, 2001. Second, variable compensation for restaurant management earned during the first quarter ended September 23, 2001 was much greater than levels paid during last year's first quarter. And finally, two factors actually kept this year's first quarter payroll percentage from rising more dramatically above last year's percentage. First, the costs of certain employee benefits are fixed and do not rise with higher levels of pay or higher sales levels. Second, payroll and related expense percentages for Golden Corral restaurants are lower than for Big Boy restaurants. Therefore, more Golden Corral restaurants in operation during this year's first quarter lessened the percentage impact of overall payroll costs when compared to last year's first quarter.

Other operating expenses decreased to 20.4 percent of revenue during the first quarter ended September 23, 2001 from 20.6 percent in last year's first quarter. As these expenses tend to be more fixed in nature, the sales increases cause these costs to be a lower percentage of revenue. Other operating costs in the first quarter ended September 23, 2001 include new restaurant opening costs totaling $529,000 - $326,000 for Golden Corral and $203,000 for Big Boy restaurants. Last year's first quarter included $403,000 in opening costs, all of which were for Golden Corral.

Administrative and advertising expense during the first quarter ended September 23, 2001 increased $348,000 or 12 percent higher than last year's first quarter. The largest component of the increase is higher spending for Big Boy and Golden Corral advertising proportionate to higher sales levels, reflecting the Company's policy to spend a constant percentage of sales for advertising. The increase is also due to a gain recorded last year from the disposition of certain property.

Interest expense during the first quarter of fiscal 2001 decreased $195,000 or 23 percent lower than last year's first quarter. Three factors contributed heavily to the reduction: higher levels of capitalized interest during active construction periods in this year's first quarter, lower variable interest rates and a lower level of debt to begin the year principally because proceeds from the sales of the hotel properties were used to repay debt last year. Interest expense should increase over the long term because continued borrowing is likely for the foreseeable future to fund construction of restaurant expansion.

The estimated effective tax rate as a percentage of pretax earnings was 35 percent in the first quarter ended September 23, 2001, compared with 36 percent in last year's first quarter.

Liquidity and Capital Resources

The Company historically maintains a strategic negative working capital position, which is not uncommon in the restaurant industry. As of September 23, 2001, the working capital deficit was $12,021,000. Management does not believe that this position hinders the Company's ability to satisfactorily retire its obligations when due. First, significant cash flow is provided by operations with substantially all of the Company's retail sales being cash or credit card sales. Cash provided by operating activity was $4,605,000 during the first quarter ended September 23, 2001. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion), dividends, and repurchases of the Company's common stock. Finally, the Company's credit lines are readily available when needed.

Investing activities during the first quarter ended September 23, 2001 included $11,253,000 in capital costs, an increase of $5,061,000 from last year's first quarter. Included in this year's capital spending is $6,755,000 for new Golden Corral construction and $4,498,000 for Big Boy restaurants which includes new restaurant construction, remodeling existing restaurants, routine equipment replacements and other capital outlays. No significant property sales occurred during the quarter ended September 23, 2001. Proceeds from property sales in last year's first quarter were $826,000.

Financing activities in the first quarter ended September 23, 2001 included $6,500,000 of new debt borrowed against a construction draw credit facility and $2,000,000 of new debt borrowed on a revolving line of credit. Scheduled and other long-term debt payments of $588,000 were made. A regular quarterly cash dividend to shareholders totaling $400,000 was paid during the first quarter ended September 23, 2001. Dividends declared but not paid as of September 23, 2001 were $447,000, reflecting an increase to $.09 per share from $.08 per share for the prior dividend. The Company has an on-going stock repurchase program that began in October, 1998. The program was most recently renewed in October, 2000. The Company acquired a total of 49,600 shares for $680,000 during the first quarter ended September 23, 2001. A total of 320,000 shares remain available to be repurchased before the program expires in October, 2002.

The Company's development agreements with Golden Corral Franchising Systems, Inc. call for opening 41 Golden Corral restaurants by December 31, 2007. The Company is in compliance with the development schedule as set forth in the development agreements. Twelve restaurants were in operation as of September 23, 2001, including two that opened during the quarter. Current plans call for nine additional Golden Corrals to be open by the end of September, 2002, including three that were under construction as of September 23, 2001. On average, the cost to build and equip each Golden Corral restaurant is approximately $2,900,000, including land.

Current plans call for four new Big Boy restaurants to open by the end of September, 2002, including one that was under construction as of September 23, 2001. The estimated cash outlay to build and equip each of these restaurants is $1,650,000, excluding land. Sites for the remaining three planned restaurants have yet to be acquired.

Estimated costs to complete remodeling plans scheduled for the remainder of the fiscal year approximate $1,000,000.

Expansion costs are being funded through a combination of cash flow, a construction draw credit facility and a revolving credit loan. The construction credit draw facility provides for unsecured borrowing of up to $40,000,000 that increases to $45,000,000 in June, 2002. As of September 23, 2001, a total of $17,000,000 remained available to be drawn upon. The revolving credit loan is a $15,000,000 unsecured line of credit that reduces to $10,000,000 in June, 2002. A total of $2,500,000 was available for borrowing as of September 23, 2001.

Risk Factors and Safe Harbor Statement

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

Food safety is the most significant risk to any company that operates in the restaurant industry. It has become the focus of increased government regulatory initiatives at the local, state and federal levels resulting in higher compliance costs to the Company. To limit the Company's exposure to the risk of food contamination, management rigorously emphasizes and enforces the Company's food safety policies working cooperatively with programs established by health agencies at all levels of government authority, including the Hazard Analysis of Critical Control Points (HACCP) program. Other risks and uncertainties facing the Company include, but are not limited to, the following: intense competition for customers; seasonal weather conditions, particularly during the winter months of the third quarter; consumer perceptions of value, food quality and quality of service; changing consumer preferences; changing demographics; changes in business strategy and development plans; the rising cost of quality sites on which to build restaurants; incorrect restaurant site selection; changes in the supply and cost of food; shortages of qualified labor; the effects of inflationary pressure, including higher energy prices; rolling power outages; acts of terrorists or acts of war; variable interest rates; legal claims; estimates used in preparing financial statements; changes in governmental regulations regarding the environment; any future imposition by OSHA of costly ergonomics regulations on workplace safety; legislative changes affecting labor law, especially increases in the federal minimum wage; and changes in tax laws.

Many of the risks and uncertainties identified herein, together with any that may arise in the future, continually present management with challenging work to find solutions and could cause significant sales and cash flow reductions at existing restaurants. Such reductions could result in the permanent closure of the affected restaurant(s) with an impairment of assets charge taken against earnings. The Company undertakes no obligation to update the forward-looking statements that may be contained in this MD&A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has market risk exposure to interest rate changes primarily relating to its $15,000,000 revolving credit loan, the outstanding balance of which was $12,500,000 as of September 23, 2001. Interest rates are determined by a pricing matrix that uses various margins that are added to the London Interbank Offered Rate (LIBOR) or a Money Market Based Rate, or are subtracted from the prime rate. The margins are determined by the ratio of bank debt to earnings before income taxes, depreciation and amortization (EBITDA). The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates.

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

PART II - OTHER INFORMATION

Items 1, 2, 3, and 5, the answers to which are either "none" or "not applicable", are omitted.

Item 4. Submission of matters to a vote of Security Holders.

a)	The Annual Meeting of Shareholders was held on October 1, 2001.

b)	Directors elected on October 1, 2001 to serve until the 2003 annual meeting of shareholders:
	Craig F. Maier Malcolm M. Knapp Dale P. Brown	Daniel W. Geeding Blanche F. Maier

Directors whose terms continued after the meeting (serving until the 2002 annual meeting of shareholders):
	Jack C. Maier	William J. Reik, Jr.
	William A. Mauch	Lorrence T. Kellar

c)	The following matters were voted upon:

	1)	Election of Directors to serve until the 2003 annual meeting of shareholders:

Name	For	Withheld Authority
Malcolm M. Knapp	4,247,347	53,008
Blanche F. Maier	4,244,106	56,249
Dale P. Brown	4,289,498	10,857
Craig F. Maier	4,203,599	96,756
Daniel W. Geeding	4,247,565	52,790

2)	Management proposal to ratify and approve the appointment of Grant Thornton LLP as independent auditors was approved. It received the following votes:

For	Against	Abstain
4,247,120	45,763	7,472

d)	Not applicable

Item 6. Exhibits and reports on Form 8-K.

a)	Exhibits

(3)	Articles of Incorporation and By-Laws

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

(10) (a) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for March 4, 2001, being the Intellectual Property Use and Noncompete Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, is incorporated herein by reference.

(10) (b) Exhibit (10) (b) to the Registrant's Form 10-Q Quarterly Report for March 4, 2001, being the Transfer Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, is incorporated herein by reference.

(10) (c) Exhibit (10) (a) to the Registrant's Form 10-K Annual Report for May 28, 2000, being the Area Development Agreement and Addendum effective July 25, 2000 between the Registrant and Golden Corral Franchising Systems, Inc., is incorporated herein by reference.

(10) (d) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 14, 1997, being the Area Development Agreement and Addendum between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

(10) (e) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 12, 1999, being the Second Amendment dated October 6, 1999 to the Area Development Agreement between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

(10) (f) Exhibit (10) (d) to the Registrant's Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000, is incorporated herein by reference. *

(10) (g) Exhibit (10) (a) to the Registrant's Form 10-K Annual Report for 1997, being the Employment Agreement between the Registrant and Jack C. Maier effective June 2, 1997, is incorporated herein by reference. *

(10) (h) Exhibit (10) (f) to the Registrant's Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement between the Registrant and Craig F. Maier effective June 4, 2000, is incorporated herein by reference. *

(10) (i) Exhibit (10) (b) to the Registrant's Form 10-K Annual Report for 1995, being the Employment Contract between the Registrant and Craig F. Maier effective May 29, 1995, is incorporated herein by reference. *

(10) (j) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 13, 1998, being amendment dated November 24, 1998 to Employment Contract between the Registrant and Craig F. Maier dated May 29, 1995, is incorporated herein by reference. *

(10) (k) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Savings Plan effective November 15, 1993, is incorporated herein by reference. *

(10) (l) Exhibit (10) (b) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference.*

(10) (m) Exhibit A to the Registrant's Proxy Statement dated September 9, 1998, being the Amended and Restated 1993 Stock Option Plan, is incorporated herein by reference. *

(10) (n) Exhibit B to the Registrant's Proxy Statement dated September 9, 1998, being the Employee Stock Option Plan, is incorporated herein by reference. *

(10) (o) Exhibit (10) (e) to the Registrant's Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference. *

(10) (p) Exhibit (10) (f) to the Registrant's Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference. *

(10) (q) Exhibit (10) (g) to the Registrant's Form 10-K Annual Report for 1990, being the Agreement between the Registrant and Craig F. Maier dated November 21, 1989, is incorporated herein by reference. *

(10) (r) Exhibit (10) (p) to the Registrant's Form 10-Q Quarterly Report for December 10, 2000, being the Real Estate Purchase and Sale Agreement between the Registrant (Seller) and Remington Hotel Corporation (Buyer) dated August 10, 2000 to sell the Clarion Hotel Riverview, is incorporated herein by reference.

(10) (s) Exhibit (10) (q) to the Registrant's Form 10-Q Quarterly Report for December 10, 2000, being the Amendment and Restatement of Real Estate Purchase and Sale Agreement the Registrant (Seller) and Remington Hotel Corporation (Buyer) dated October 9, 2000 to sell the Clarion Riverview Hotel, is incorporated herein by reference.

(10) (t) Exhibit (10) (t) to the Registrant's Form 10-K Annual Report for 2001, being the Purchase Agreement dated February 26, 2001 between the Registrant (Seller) and Stevens Hotel Group LLC (Buyer) to sell the Quality Hotel Central, is incorporated herein by reference.

(10) (u) Exhibit (10) (u) to the Registrant's Form 10-K Annual Report for 2001, being Amendments No. 1 and No. 2 dated April 26, 2001 and May 15, 2001, respectively, to the Purchase Agreement dated February 26, 2001 between the Registrant (Seller) and Stevens Hotel Group LLC (Buyer) to sell the Quality Hotel Central, is incorporated herein by reference.

(10) (v) Exhibit (10) (r) to the Registrant's Form 10-Q Quarterly Report for December 10, 2000, being Frisch's Nondeferred Cash Balance Plan effective January 1, 2000 is incorporated herein by reference, together with the Trust Agreement established by the Registrant between Firstar Bank, N.A. (Trustee) and Donald H. Walker (Grantor). There are identical Trust Agreements between Firstar Bank, N.A. (Trustee) and Craig F. Maier, Paul F. McFarland, W. Gary King, Karen F. Maier, Ken C. Hull and certain other "highly compensated employees" (Grantors). *

* denotes compensatory plan or agreement

	(15)	Letter re: unaudited interim financial statements

b).	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRISCH'S RESTAURANTS, INC.
(registrant)

DATE October 23, 2001
	BY	/s/ Donald H. Walker

Donald H. Walker Vice President - Finance, Treasurer and Principal Financial and Accounting Officer