Form 10-Q
period 2001-12-16
FRISCHS RESTAURANTS INC
filed 2002-01-16
CIK 39047

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

FOR QUARTER ENDED DECEMBER 16, 2001	COMMISSION FILE NUMBER 1-7323

FRISCH'S RESTAURANTS, INC. (Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	31-0523213 (I.R.S. Employer Identification No.)

2800 GILBERT AVENUE, CINCINNATI, OHIO (Address of principal executive offices)	45206 (Zip Code)

Registrant's telephone number, including area code	513-961-2660

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

                                        YES ☒        NO ☐

The total number of shares outstanding of the issuer's no par common stock, as of December 28, 2001 was:

4,891,132

Frisch's Restaurants, Inc. and Subsidiaries
Consolidated Statement of Earnings
(Unaudited)

	Twenty-Eight Weeks Ended		Twelve Weeks Ended
	December 16, 2001	December 10, 2000	December 16, 2001	December 10, 2000

Revenue
Sales	$111,239,757	$97,369,021	$48,501,617	$43,480,650
Other	719,903	780,749	301,691	362,262
Total revenue	111,959,660	98,149,770	48,803,308	43,842,912

Costs and expenses
Cost of sales
Food and paper	37,272,312	32,271,715	15,984,063	14,486,022
Payroll and related	38,965,064	33,439,935	16,903,145	14,949,885
Other operating costs	22,390,951	19,802,870	9,538,248	8,591,360
	98,628,327	85,514,520	42,425,456	38,027,267

Administrative and advertising	5,751,660	5,652,703	2,508,533	2,757,928
Inpairment of long lived assets	—	474,062	—	474,062
Interest	1,275,176	1,495,356	621,188	646,846
Total costs and expenses	105,655,163	93,136,641	45,555,177	41,906,103

Earnings from continuing operations
before income tax	6,304,497	5,013,129	3,248,131	1,936,809

Income taxes	2,207,000	1,804,000	1,137,000	697,000
Earnings from continuing operations	4,097,497	3,209,129	2,111,131	1,239,809

Income from discontinued operations
(net of applicable tax)	—	540,227	—	153,901
Gain on disposal of discontinued
operations (net of applicable tax)	—	539,716	—	539,716
Earnings from discontinued operations	—	1,079,943	—	693,617

Net Earnings	$4,097,497	$4,289,072	$2,111,131	$1,933,426

Earnings per share (EPS) of common stock:
Basic EPS - continuing operations	$.82	$.62	$.43	$.24
Basic EPS - discontinued operations	—	.21	—	.14
Basic net earnings per share	$.82	$.83	$.43	$.38

Diluted EPS - continuing operations	$.82	$.62	$.42	$.24
Diluted EPS - discontinued operations	—	.21	—	.14
Diluted net earnings per share	$.82	$.83	$.42	$.38

The accompanying notes are an integral part of these statements.

Frisch's Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheet

ASSETS
	December 16, 2001 (unaudited)	June 3, 2001

Current Assets
Cash	$695,926	$280,460
Receivables
Trade	843,137	1,048,983
Other	478,184	415,592
Inventories	3,623,831	3,601,508
Prepaid expenses and sundry deposits	1,368,932	1,018,741
Prepaid and deferred income taxes	600,000	600,164

Total current assets	7,610,010	6,965,448

Property and Equipment
Land and improvements	34,963,183	29,381,174
Buildings	58,808,781	54,099,186
Equipment and fixtures	59,625,750	55,967,327
Leasehold improvements and buildings on leased land	14,020,662	13,263,779
Capitalized leases	7,388,580	7,343,935
Construction in progress	10,365,796	6,959,407
	185,172,752	167,014,808
Less accumulated depreciation and amortization	82,356,223	78,595,507

Net property and equipment	102,816,529	88,419,301

Other Assets
Goodwill	740,644	740,644
Other Intangible Assets	998,885	980,423
Investments in land	1,264,547	1,340,492
Property held for sale	1,848,096	1,801,747
Net cash surrender value-life insurance policies	4,584,613	4,367,384
Deferred income taxes	878,218	762,035
Other	2,655,583	2,932,542

Total other assets	12,970,586	12,925,267

	$123,397,125	$108,310,016

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 16, 2001 (unaudited)	June 3, 2001
Current Liabilities
Long-term obligations due within one year
Long-term debt	$2,648,848	$1,605,318
Obligations under capitalized leases	443,238	413,824
Self insurance	1,273,161	838,321
Accounts payable	10,004,928	8,870,147
Accrued expenses	5,828,559	5,994,499
Income taxes	317,627	210,290
Total current liabilities	20,516,361	17,932,399

Long-Term Obligations
Long-term debt	35,024,746	23,678,748
Obligations under capitalized leases	4,488,184	4,503,891
Self insurance	2,867,007	2,964,549
Other	2,793,453	2,784,388
Total long-term obligations	45,173,390	33,931,576

Commitments	—	—
Shareholders' Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares
without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares
without par value; issued, 7,362,279
shares - stated value - $1	7,362,279	7,362,279
Additional contributed capital	60,233,082	60,257,601
	67,595,361	67,619,880
Retained earnings	23,052,929	20,243,357
	90,648,290	87,863,237
Less cost of treasury stock (2,460,847 and 2,350,685 shares)	32,940,916	31,417,196
Total shareholders' equity	57,707,374	56,446,041
	$123,397,125	$108,310,016

Frisch's Restaurants, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
Twenty-Eight weeks ended December 16, 2001 and December 10, 2000
(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total

Balance at May 28, 2000	$7,362,279	$60,345,436	$14,196,749	$(27,737,801)	$54,166,663
Net earnings for twenty-eight weeks	—	—	4,289,072	—	4,289,072
Treasury shares reissued	—	(30,994)	—	121,564	90,570
Treasury shares acquired	—	—	—	(2,908,542)	(2,908,542)
Employee stock purchase plan	—	(25,277)	—	—	(25,277)
Cash dividends - $.24 per share	—	—	(1,233,032)	—	(1,233,032)

Balance at December 10, 2000	7,362,279	60,289,165	17,252,789	(30,524,779)	54,379,454
Net earnings for twenty-eight weeks	—	—	3,396,721	—	3,396,721
Treasury shares reissued	—	126	—	1,074	1,200
Treasury shares acquired	—		—	(893,491)	(893,491)
Employee stock purchase plan	—	(31,690)	—	—	(31,690)
Cash dividends - $.08 per share	—	—	(406,153)	—	(406,153)

Balance at June 3, 2001	7,362,279	60,257,601	20,243,357	(31,417,196)	56,446,041
Net earnings for twenty-eight weeks	—	—	4,097,497	—	4,097,497
Treasury shares reissued	—	231	—	56,662	56,893
Treasury shares acquired	—		—	(1,580,382)	(1,580,382)
Employee stock purchase plan	—	(24,750)	—	—	(24,750)
Cash dividends - $.26 per share	—	—	(1,287,925)	—	(1,287,925)

Balance at December 16, 2001	$7,362,279	$60,233,082	$23,052,929	$(32,940,916)	$57,707,374

The accompanying notes are an integral part of these statements.

Frisch's Restaurants, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Twenty-Eight weeks ended December 16, 2001 and December 10, 2000
(unaudited)

	2001	2000

Cash flows provided by (used in) operating activities:
Net earnings	$4,097,497	$4,289,072
Adjustments to reconcile net earnings
to net cash from operating activities:
Depreciation and amortization	4,928,821	4,628,674
Loss (gain) on disposition of assets	166,380	(678,170)
Impairment of long-lived assets	—	474,062

	9,192,698	8,713,638

Changes in assets and liabilities:
Decrease (increase) in receivables	143,254	(429,179)
(Increase) decrease in inventories	(22,323)	55,473
Increase in prepaid expenses and sundry deposits	(350,191)	(112,038)
Increase in prepaid and deferred income taxes	(116,019)	—
Increase in accounts payable	693,653	2,145,244
Decrease in accrued expenses	(165,940)	(818,628)
Increase in accrued income taxes	107,337	183,364
Decrease (increase) in other assets	249,968	(107,346)
Increase in self insured obligations	337,298	78,221
Increase (decrease) in other liabilities	9,065	(81,410)

	886,102	913,701
Net cash provided by operating activities	10,078,800	9,627,339

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(19,277,816)	(11,389,061)
Proceeds from disposition of property	39,293	12,685,578
(Increase) decrease in other assets	(208,700)	27,814

Net cash (used in) provided by investing activities	(19,447,223)	1,324,331

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	13,500,000	5,500,000
Payment of long-term debt and capital lease obligations	(1,321,075)	(13,125,723)
Cash dividends paid	(846,797)	(826,887)
Treasury share transactions	(1,523,489)	(2,817,972)
Employee stock purchase plan	(24,750)	(25,277)

Net cash provided by (used in) financing activities	9,783,889	(11,295,859)

Net increase (decrease) in cash and equivalents	415,466	(344,189)
Cash and equivalents at beginning of year	280,460	565,089

Cash and equivalents at end of quarter	$695,926	$220,900

Supplemental disclosures:
Interest paid	$1,313,870	$1,693,784
Income taxes paid	2,216,525	2,231,935
Dividends declared but not paid	441,128	406,145

The accompanying notes are an integral part of these statements.

Frisch's Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Second Quarter ended December 16, 2001

NOTE A - DESCRIPTION OF THE BUSINESS

The operations of Frisch's Restaurants, Inc. include two restaurant concepts within the mid-scale segment of the restaurant industry: "Frisch's Big Boy" and "Golden Corral". All restaurants currently operated by the Company are located in various regions of Ohio, Kentucky and Indiana.

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $76,000 at December 16, 2001 and $85,000 as of June 3, 2001.

Frisch's Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for buildings or components thereof and from 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Interest on borrowings is capitalized during active construction periods of major capital projects. The cost of land not yet in service is included in "construction in progress" if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of December 16, 2001 totaled approximately $5,668,000, including $4,938,000 for five Golden Corral Restaurants and $730,000 for one Big Boy restaurant. The cost of land on which construction is not likely within the next twelve months is included in other assets under the caption "investments in land".

The Company considers a history of cash flow losses in established geographic market regions to be its primary indicator of potential impairment pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets' carrying values may not be recoverable from the estimated future cash flows expected to result from the properties' use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or management's judgment based upon the Company's past experience in disposing of unprofitable restaurant properties. Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long Lived Assets," which replaces SFAS 121, is required for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 by the Company on June 3, 2002 should not cause the Company's primary indicators of impairment to be materially altered and therefore should not have any material impact on the Company's balance sheet, operating results or cash flows.

During the year ended June 3, 2001, two Big Boy restaurants with negative cash flow were closed, and non-cash pretax charges totaling $1,575,000 were recorded as impairment losses, including $500,000 during the quarter ended December 10, 2000 and $1,075,000 in the quarter ended March 4, 2001. The net realizable value of one of the properties remains on the balance sheet as of December 16, 2001 as a component of the long-term asset caption "property held for sale". The Company expects to dispose of this property in less than one year. Certain surplus property is also currently held for sale and is stated at the lower of cost or market.

Intangible Assets and Other Assets

Effective June 4, 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". Under SFAS 142, acquired goodwill is not amortized. Instead, it is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. Reported net income for the twenty-eight and twelve weeks ended December 10, 2000 would have been less than $2,000 and $1,000 higher, respectively, had goodwill not been amortized. As of December 16, 2001, the carrying amount of goodwill acquired in prior years totaled $741,000, which is net of $308,000 of amortization. The cumulative amortization includes $257,000 that was amortized prior to November 1, 1970.

Frisch's Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - ACCOUNTING POLICIES (CONTINUED)

Under SFAS 142, intangible assets having a finite useful life continue to be amortized, and are tested annually for impairment in accordance with SFAS 121. The Company's other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant's franchise agreement. As of December 16, 2001, the carrying amount of Golden Corral initial franchise fees subject to amortization was $474,000, which is net of $46,000 of accumulated amortization. The fees are being ratably amortized at $2,667 per year per restaurant, or $35,000 per year in each of the next five years for the thirteen Golden Corral restaurants in operation as of December 16, 2001. Amortization for the twenty-eight weeks ended December 16, 2001 and December 10, 2000 was $17,000 and $8,000 respectively, and was $8,000 and $4,000 respectively, for the twelve weeks ended December 16, 2001 and December 10, 2000. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to operations as incurred.

In January 2001, the Company reached an agreement with Big Boy Restaurants International, LLC ("International"), giving the Company exclusive irrevocable ownership of certain rights to the "Big Boy" trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. The Company received these rights and $1,230,000 in exchange for ceding the Company's sub-franchise "Big Boy" territorial rights in the states of Florida, Texas, Oklahoma and Kansas. International paid $500,000 in cash and issued a note to the Company for $730,000. The $1,100,000 present value of the sale was recorded in other income in the third quarter of the year ended June 3, 2001.

The Company receives revenue from franchise fees, based on sales of Big Boy restaurants that the Company licenses to other operators, which is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, ordinarily upon the execution of the license agreement, in consideration of the Company's services to that time.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for the twenty-eight weeks ended December 16, 2001 and December 10, 2000 were $799,000 ($586,000 for Golden Corral and $213,000 for Big Boy) and $660,000 (all of which was for Golden Corral) respectively, and were $270,000 ($260,000 for Golden Corral and $10,000 for Big Boy) and $257,000 (all for Golden Corral) respectively, for the twelve weeks ended December 16, 2001 and December 10, 2000.

Benefit Plans

The Company has two qualified defined benefit pension plans covering substantially all of its eligible employees. Plan benefits are based on years-of-service and other factors. The Company's funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. In addition, the Company has an unfunded Executive Retirement Plan that provides a supplemental retirement benefit to the executive officers of the Company and certain other "highly compensated employees" whose benefits under the qualified plans are reduced when their compensation exceeds Internal Revenue Code imposed limitations or when elective salary deferrals are made to the Company's non-qualified Executive Savings Plan. Prepaid pension benefit costs and Executive Savings Plan assets are the principal components of other long-term assets on the balance sheet. (Also see Note G - Pension Plans.)

Commencing in the year 2000, the executive officers of the Company and certain other "highly compensated employees" began receiving comparable pension benefits through a non-qualified Nondeferred Cash Balance Plan instead of accruing additional benefits under the qualified defined benefit pension plans and the unfunded Executive Retirement Plan. (Also see Note G - Pension Plans.)

Frisch's Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Self Insurance

The Company self-insures its Ohio workers' compensation claims up to $250,000 per claim. Costs are accrued based on management's estimate for future claims.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments approximates fair value.

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes. The provision for income taxes in all periods has been computed based on management's estimate of the effective tax rate for the entire year.

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

The Clarion Hotel Riverview was sold for $12,000,000 cash in November 2000 and the sale of the Quality Hotel Central was completed in May 2001 for $3,900,000 cash. The disposals ultimately resulted in an overall gain of $699,000, net of selling expenses and tax. As of December 10, 2000, the overall gain, net of selling expenses and tax, was estimated at $540,000, net of an estimated loss provision prior to the disposal of the Quality Hotel Central.

The following information summarizes results of discontinued operations for the twenty-eight and twelve weeks ended December 10, 2000:

	December 10, 2000
	28 weeks	12 weeks
	(in thousands)
Total revenue	$5,786	$2,077
Total costs and expenses	4,942	1,837
Earnings before income tax	844	240
Income tax	304	87
Earnings from discontinued operations	540	153

Gain on disposal of discontinued operations (net of tax of $303)	540	540

Net earnings from discontinued operations	$1,080	$ $ 693

Frisch's Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LONG-TERM DEBT

	December 16, 2001		June 3, 2001
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction draw facility -
Construction phase	$—	$6,500	$—	$2,000
Term loans	2,649	16,025	1,605	11,179
Revolving credit loan	—	12,500	—	10,500

	$2,649	$35,025	$1,605	$23,679

The portion payable after one year matures as follows:

	December 16, 2001	June 3, 2001
	(in thousands)

Period ending in 2003	$21,857	$14,386
2004	3,078	2,038
2005	3,322	2,206
2006	3,366	2,383
2007	2,336	1,823
Subsequent to 2007	1,066	843

	$35,025	$23,679

The construction draw facility is an unsecured draw credit line that was amended shortly after the year ended June 3, 2001. It previously provided for borrowing of up to $20,000,000 to construct and open Golden Corral restaurants. The amended agreement provides for an additional $20,000,000 that may be borrowed to fund construction of Golden Corral and Big Boy restaurants, increasing to $25,000,000 on July 5, 2002. As of December 16, 2001, the Company had cumulatively borrowed $28,000,000 of which $6,500,000 remained as a Construction Phase Loan and $21,500,000 had been converted to Term Loans. In addition, the amendment extended the availability of draws to September 1, 2003. Interest on Construction Phase Loans, ranging from 3.05% to 3.31% as of December 16, 2001, is determined by various indices, and is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. All of the Term Loans have fixed interest rates, the weighted average of which is 7.42%, and are being repaid in 84 equal monthly installments of principal and interest aggregating $330,000, expiring in various periods ranging from May 2006 through September 2008. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2003.

The revolving credit loan is an unsecured line of credit that was also amended shortly after the year ended June 3, 2001. The amendment immediately reduced the maximum amount available to be borrowed from $20,000,000 to $15,000,000, with a final reduction to $10,000,000 on July 5, 2002. In addition, the amendment extended the maturity date to September 1, 2003. Interest rates, ranging from 3.05% to 3.75% as of December 16, 2001, are determined by various indices as selected by the Company. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly.

Frisch's Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LONG-TERM DEBT (CONTINUED)

Both of these loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at December 16, 2001. Compensating balances are not required by these loan agreements.

As of December 16, 2001, the Company had three outstanding letters of credit totaling $384,000 principally in support of its self-insurance program.

NOTE E - LEASED PROPERTY

The Company has capitalized the leased property of eleven restaurants, representing 39% of its non-owned restaurant locations. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years. Delivery equipment is also held under capitalized leases expiring during various periods through 2009. The Company also occupies office space under an operating lease that expires during 2003, with a renewal option available through 2013.

An analysis of the capitalized leased property follows:

	Asset balances at
	December 16, 2001	June 3, 2001
	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,083	1,038
	7,389	7,344
Less accumulated amortization	(4,953)	(4,896)

	$2,436	$2,448

Total rental expense of operating leases for continuing operations was $772,000 and $907,000 respectively, for the twenty eight weeks ended December 16, 2001 and December 10, 2000, and was $322,000 and $412,000 respectively, for the twelve weeks ended December 16, 2001 and December 10, 2000.

Future minimum lease payments under capitalized leases and operating leases for continuing operations having an initial or remaining term of one year or more follow:

Period ending December 16,	Capitalized leases	Operating leases
	(in thousands)
2002	$940	$1,314
2003	940	1,240
2004	917	1,080
2005	850	818
2006	695	638
2007 to 2022	2,838	5,248
Total	7,180	$10,338

Amount representing interest	(2,249)

Present value of obligations	4,931
Portion due within one-year	(443)

Long-term obligations	$4,488

Frisch's Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CAPITAL STOCK

Stock Options

The 1993 Stock Option Plan authorizes the grant of stock options for up to 542,182 shares of the common stock of the Company for a ten-year period beginning May 9, 1994. Shares may be optioned to employees at not less than 75% of fair market value on the date granted. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998 which provides for automatic, annual stock option grants of 1,000 shares to each of the Company's non-employee directors. The per share exercise price for options granted to non-employee directors must equal 100% of fair market value on the date of grant. The Amended Plan adds a Company right to repurchase shares acquired on exercise of options if an optionee chooses to dispose of such shares. Stock appreciation rights are not provided for under the Amended Plan. Outstanding options under the 1993 Plan have been granted at fair market value and expire 10 years from the date of grant. Outstanding options to employees vest in three equal annual installments, while outstanding options to non-employee directors vest after one year.

The 1984 Stock Option Plan expired May 8, 1994. As of December 16, 2001, 28,488 options remain outstanding, which are exercisable within 10 years from the date of grant, expiring during periods to 2003. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends (the latest of which was declared and paid in fiscal year 1997) in accordance with the anti-dilution provisions of the Plan.

Transactions involving both the 1993 and the 1984 Plans are summarized below:

	Twenty-eight weeks ended		Twenty-eight weeks ended
	December 16, 2001		December 10, 2000

	No. of Shares	Option Price	No. of Shares	Option Price

Outstanding at beginning of year	220,216	$8.31 to $17.05	118,738	$8.31 to $17.05
Exercisable at beginning of year	95,987	$8.31 to $17.05	69,987	$8.31 to $17.05
Granted during the twenty-eight weeks	88,500	$13.43 to $14.10	107,478	$9.94 to $12.06
Exercised during the twenty-eight weeks	0		0
Expired during the twenty-eight weeks	0		0
Forfeited during the twenty-eight weeks	1,250	$9.94 to $13.43	1,417	$9.94 to $12.38

Outstanding at end of quarter	307,466	$8.31 to $17.05	224,799	$8.31 to $17.05

Exercisable at end of quarter	147,982	$8.31 to $17.05	83,155	$8.31 to $17.05

Using the fair value on the grant date under the methodology prescribed by SFAS 123, the respective pro forma effect on net income for options granted in fiscal years 2001 and 2000 would have amounted to annual charges of approximately $69,000 and $14,000, respectively. The pro forma effect on basic and diluted net earnings per share would have amounted to ($.01) in fiscal 2001, with no effect in fiscal year 2000. These estimates were determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000

Dividend yield	2.62%	3.18%
Expected volatility	30%	24%
Risk free interest rate	5.82%	5.82%
Expected lives	5 years	5 years
Weighted average fair value of options granted	$2.92	$2.32

Pro forma disclosures of net income and basic and diluted net earnings per share for the twenty-eight and twelve weeks ended December 16, 2001 and December 10, 2000 were similarly not materially different from reported results.

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

Stock Repurchase Program

Since September 1998, 1,120,786 shares of the Company's common stock have been repurchased at a cost of $11,950,000, including 114,400 shares at a cost of $1,580,000 during the twenty-eight weeks ended December 16, 2001. A total of 255,200 shares remain available to be repurchased pursuant to the current repurchase authorization which allows for up to 500,000 additional shares to be repurchased from time to time on the open market or through block trades during a two-year time frame that expires in October 2002.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share

	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS

Twenty-eight weeks ended:

December 16, 2001	4,972,764	$.82	43,336	5,016,100	$.82
December 10, 2000	5,167,366	$.83	12,801	5,180,167	$.83

Twelve weeks ended:

December 16, 2001	4,940,365	$.43	46,284	4,986,649	$.42
December 10, 2000	5,122,414	$.38	15,664	5,138,078	$.38

Frisch's Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - PENSION PLANS

The changes in the benefit obligations for the two qualified defined benefit pension plans that the Company sponsors (see Note B - Accounting Policies) plus an unfunded non-qualified supplemental Executive Retirement Plan for "highly compensated employees" are computed as follows for the years ended June 3, 2001 and May 28, 2000 (latest available data):

	(in thousands)
	2001	2000

Projected benefit obligation at beginning of year	$15,892	$15,768
Service cost	1,170	1,306
Interest cost	1,028	1,114
Actuarial gain	(780)	(176)
Benefits paid	(2,930)	(2,120)

Projected benefit obligation at end of year	$14,380	$15,892

The changes in the plans' assets are computed as follows for the years ended June 3, 2001 and May 28, 2000 (latest available data):

	(in thousands)
	2001	2000

Fair value of plan assets at beginning of year	$23,478	$23,726
Actual return on plan assets	(906)	1,615
Employer contributions	564	421
Benefits paid	(3,149)	(2,284)

Fair value of plan assets at end of year	$19,987	$23,478

The following table sets forth the plans' funded status and amounts recognized on the Company's balance sheet at June 3, 2001 and May 28, 2000 (latest available data):

	(in thousands)
	2001	2000

Funded status	$5,607	$7,586
Unrecognized net actuarial gain	(3,789)	(6,278)
Unrecognized prior service cost	459	529
Unrecognized net transition (asset)	(237)	(474)

Prepaid benefit cost	$2,040	$1,363

The weighted - average actuarial assumptions used were:

	As of
	June 3, 2001	May 28, 2000

Weighted average discount rate	7.25%	7.25%
Weighted average rate of compensation increase	5.50%	5.50%
Weighted average expected long-term rate of return on plan assets	8.50%	8.50%

Net periodic pension cost for the twenty-eight weeks ended December 16, 2001 and December 10, 2000 was $181,000 and $91,000 respectively, and was $87,000 and $42,000 respectively, for the twelve weeks ended December 10, 2000 and December 12, 1999.

Compensation expense relating to the Nondeferred Cash Balance Plan (see Note B - Accounting Policies) for the twenty-eight weeks ended December 16, 2001 and December 10, 2000 was $114,000 and zero respectively, and was $63,000 and zero respectively, for the twelve weeks ended December 16, 2001 and December 10, 2000.

Frisch's Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - SEGMENT INFORMATION

The Company has historically had food service and lodging operations. In March 2000, the Board of Directors authorized management to develop plans to divest the lodging operation (see note C - Discontinued Operations). Under Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information", the Company now has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	Twenty-eight weeks ended		Twelve Weeks ended
	Dec. 16,	Dec. 10,	Dec. 16,	Dec. 10,
	2001	2000	2001	2000

	(in thousands)
Sales
Big Boy	$88,761	$86,049	$39,247	$37,918
Golden Corral	22,479	11,320	9,255	5,563

	$111,240	$97,369	$48,502	$43,481

Earnings from continuing operations
before income taxes
Big Boy	$9,841	$9,540	$4,862	$4,452
Impairment of assets	--	(474)	--	(474)
Opening expense	(213)	--	(10)	--

Total Big Boy	9,628	9,066	4,852	3,978

Golden Corral	1,042	726	370	264
Opening expense	(586)	(660)	(260)	(257)

Total Golden Corral	456	66	110	7

Administrative expense	(3,225)	(3,405)	(1,395)	(1,763)
Interest expense	(1,275)	(1,495)	(621)	(647)
Other - net	720	781	302	362

Total Corporate Items	(3,780)	(4,119)	(1,714)	(2,048)

	$6,304	$5,013	$3,248	$1,937

Depreciation and amortization
Big Boy	$4,053	$4,207	$1,780	$1,734
Golden Corral	876	422	394	211

	$4,929	$4,629	$2,174	$1,945

Capital Expenditures
Big Boy	$6,934	$2,069	$2,436	$867
Golden Corral	12,344	9,300	5,589	4,330
Discontinued operations	-	20	-	-

	$19,278	$11,389	$8,025	$5,197

	As of
	December 16,	June 3,
	2001	2001
Identifiable assets
Big Boy	$79,436	$75,868
Golden Corral	43,961	32,442

	$123,397	$108,310

Frisch's Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I - RELATED PARTY TRANSACTIONS

During the twenty-eight weeks ended December 16, 2001 and December 10, 2000, a Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company paid the Company franchise and advertising fees, employee leasing and other fees, and made purchases from the Company's commissary.

These transactions were effected on substantially similar terms as transactions with persons having no relationship with the Company.

NOTE J - COMPANY REPRESENTATIONS

These financial statements are unaudited, but in the opinion of management include all adjustments (all of which were normal and recurring, with the exceptions of last year's second quarter non-cash pretax impairment of assets charge and the loss provision that was made prior to the sale of the Quality Hotel Central) necessary for a fair presentation of results of operations for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

Overview

Net earnings for the twelve-week second quarter ended December 16, 2001 were $2,111,000, or diluted earnings per share of $.42. Comparable earnings from continuing operations during last year's second quarter were $1,240,000, or $.24 diluted earnings per share (EPS). Last year's second quarter was adversely impacted by an impairment of assets charge of $500,000 ($320,000 net after income tax, or $.06 diluted EPS). Net earnings for last year's second quarter were $1,933,000 or $.38 diluted EPS, which included income from discontinued hotel operations of $693,000, or $.14 diluted EPS. $540,000 ($.11 diluted EPS) of last year's second quarter income from discontinued operations was from a gain on the sale of hotel assets. Total revenue for the twelve weeks ended December 16, 2001 was a record $48,803,000, an increase of $4,960,000 or 11.3 percent above last year's comparable second quarter revenue from continuing operations.

Net earnings for the twenty-eight weeks ended December 16, 2001 were $4,097,000, or diluted earnings per share of $.82. Comparable earnings from continuing operations during last year's first two quarters were $3,209,000 (including the impairment charge), or $.62 diluted EPS. Net earnings for last year's first half were $4,289,000, or $.83 diluted EPS, which included income from discontinued operations of $1,080,000 (including the gain on the sale of hotel assets), or $.21 diluted EPS. Total revenue for the twenty-eight weeks ended December 16, 2001 was a record $111,960,000, or 14.1 percent higher than comparable revenue a year ago.

The following discussion excludes results of operations for the hotels during last year's first two quarters.

Results of Operations

Same store sales in Big Boy restaurants improved by 3.2 percent during the first two quarters, including a 3.8 percent rise for the twelve week period ended December 16, 2001, marking the seventeenth consecutive quarter that Big Boy same store sales gains have been achieved. Menu prices were increased 1.5 percent shortly before last year's first quarter ended and were raised 1.7 percent near the end of last year's third quarter. A menu price increase of 1.4 percent was implemented in September, 2001, with another price increase currently being planned for February, 2002.

During the last twelve months, three new Big Boy restaurants were opened and three were permanently closed. One Big Boy restaurant was under construction as of December 16, 2001 and is scheduled to open in March, 2002. No other Big Boy restaurant construction is planned for the remainder of the 2002 calendar year.

Sales from Golden Corral restaurants were $22,479,000 during the first two quarters ended December 16, 2001, an increase of $11,159,000 or 99 percent higher than last year's two quarter period. Eleven Golden Corrals were in operation for the entire first half this year, including one that opened on the first day of the new fiscal year. The twelfth and thirteenth restaurants opened respectively in July, 2001 and November, 2001. Only five Golden Corrals were in operation for all twenty-eight weeks in last year's first two quarters, while the sixth and seventh Golden Corrals opened respectively in July, 2000 and September, 2000. The Company plans to open a total of 41 Golden Corral restaurants through 2007, including four that should be opened before the end of the current fiscal year and two more before the end of the 2002 calendar year.

Cost of sales for the first two quarters of fiscal 2002 increased $13,114,000 or 15.3 percent higher than last year's two quarter period, roughly proportionate to the 14.1 percent revenue increase. As a percentage of revenue, cost of sales was 88.1 percent and 87.1 percent, respectively, during the first two quarters of fiscal years 2002 and 2001. An analysis of the components of cost of sales follows.

As a percentage of Big Boy sales, food and paper costs in Big Boy restaurants were 31.8 percent during the first halves of both 2002 and 2001. Menu price hikes have generally kept the percentages in line despite higher prices paid for certain commodities, especially beef and cheese. Food cost in Golden Corral restaurants, which as a percentage of sales is much higher than in Big Boy restaurants, continues to drive consolidated food and paper costs higher as more Golden Corrals open. The consolidated food cost percentage rose to 33.3 percent of revenue during the first two quarters of fiscal 2002, up from 32.9 percent in last year's two quarter period.

It has been a long-standing accounting practice of the Company to adjust estimates of self insurance reserves during the first quarter each year. Information available at the end of this year's first quarter was inconclusive to ascertain the necessity of an adjustment. Additional information became available in the second quarter ended December 16, 2001 that resulted in a sum of $101,000 being charged against earnings to increase reserve estimates, including an adjustment to the cost of providing employee medical plan coverage. In last year's first quarter, favorable claims experience allowed reserve estimates to be lowered by $417,000.

Payroll and related expenses were 34.8 percent and 34.1 percent of revenue, respectively, during the first two quarters of fiscal years 2002 and 2001. Without the adjustments in estimates of self insurance reserves apportioned to payroll and related expenses, the first half of fiscal year 2002 would have remained at 34.8 percent of revenue while the first half of fiscal year 2001 would have been 34.4 percent of revenue.

Although pay rates continued to stabilize during the quarter ended December 16, 2001, several other factors accounted for the year-to-date increase in the payroll and related percentage from 34.4 percent last year to 34.8 percent this year. First, an increase in service hours worked in relation to hours of operation added to higher payroll costs during the first two quarters of fiscal 2002. Second, variable compensation for restaurant management earned during the first half of fiscal 2002 was much greater than levels paid during the first half of last year. Two other factors actually kept this year's first half payroll percentage from rising more dramatically above last year's percentage. First, the costs of certain employee benefits are fixed and do not necessarily rise with higher levels of pay or higher sales levels. Second, payroll and related expense percentages for Golden Corral restaurants are lower than for Big Boy restaurants. Therefore, more Golden Corral restaurants in operation during this year's first two quarters lessened the percentage impact of overall payroll costs when compared to last year's first two quarter period.

Other operating expenses decreased to 20 percent of revenue during the first half of fiscal 2002 from 20.2 percent in the first half of last year. As these expenses tend to be more fixed in nature, the sales increases cause these costs to be a lower percentage of revenue. Other operating costs include new restaurant opening costs. During the first two quarters of fiscal 2002, opening costs totaled $799,000 - $586,000 for Golden Corral and $213,000 for Big Boy restaurants. Last year's first half included $660,000 in opening costs, all of which was for Golden Corral.

Administrative and advertising expense during the first two quarters of fiscal 2002 increased $99,000 or 1.8 percent higher than last year's two quarter period. Higher spending this year for Big Boy and Golden Corral advertising was partly offset by last year's cost to investigate whether it was feasible to purchase certain assets that had become available due to the bankruptcy of Elias Brothers Restaurants, Inc., then the holder of the Big Boy trademark.

Interest expense during the first two quarters of fiscal 2002 decreased $220,000 or 14.7 percent lower than last year's two quarter period. Three factors contributed heavily to the reduction: higher levels of capitalized interest during active construction periods in the first half of this year, much lower variable interest rates and a lower level of debt to begin the year principally because proceeds from the sales of the hotel properties were used to repay debt last year. Interest expense should increase over the long term because continued borrowing is likely for the foreseeable future to fund construction of restaurant expansion, and rates are more likely to rise than fall.

The provision for income taxes in all periods presented has been computed based on management's estimate of the effective tax rate as a percentage of pretax earnings for the entire year. For fiscal year 2002, the rate has been estimated at 35 percent. For the comparable period last year, the rate was estimated at 36 percent.

Liquidity and Capital Resources

The Company historically maintains a strategic negative working capital position, which is not uncommon in the restaurant industry. As of December 16, 2001, the working capital deficit was $12,906,000. Management does not believe that this position hinders the Company's ability to satisfactorily retire its obligations when due. First, significant cash flow is provided by operations with substantially all of the Company's retail sales being cash or credit card sales. Cash provided by operating activity was $10,079,000 through the two quarters ended December 16, 2001. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion), dividends, and repurchases of the Company's common stock. Finally, credit lines are readily available when needed.

Investing activities through the two quarters ended December 16, 2001 included $19,278,000 in capital costs, an increase of $7,889,000 over last year's first two quarters. Included in this year's capital spending is $12,344,000 for Golden Corral restaurants, principally for new restaurant construction and site acquisitions, and $6,934,000 for Big Boy restaurants which includes new restaurant construction, site acquisitions, remodeling existing restaurants, routine equipment replacements and other capital outlays. Remaining expenditures for new restaurant construction that was in progress as of December 16, 2001 are estimated at $4,938,000 for five Golden Corral's and $730,000 for one Big Boy restaurant. No significant property sales occurred during the two quarters ended December 16, 2001. Proceeds of $12,686,000 from property sales during last year's first two quarters, principally from the sale of the Clarion Hotel Riverview in November of 2000, were immediately used to repay debt until needed for restaurant expansion.

Financing activities through the two quarters ended December 16, 2001 included $11,500,000 of new debt borrowed against a construction draw credit facility and $2,000,000 of new debt borrowed on a revolving line of credit. Scheduled and other long-term debt payments of $1,321,000 were made during the two quarters ended December 16, 2001, along with regular quarterly cash dividends to shareholders totaling $847,000. Dividends declared but not paid as of December 16, 2001 were $441,000. The Company has an on-going stock repurchase program that began in October, 1998. The program was most recently renewed in October, 2000. A total of 114,400 shares were acquired at a cost of $1,580,000 during the two quarters ended December 16, 2001. A total of 255,200 shares remain available to be repurchased before the current program expires in October, 2002.

The Company's development agreements with Golden Corral Franchising Systems, Inc. call for opening 41 Golden Corral restaurants by December 31, 2007. The Company is in compliance with the development schedule as set forth in the development agreements. Thirteen restaurants were in operation as of December 16, 2001, including three that have opened since the beginning of the fiscal year. Current plans call for six additional Golden Corrals to open before December, 2002, five of which were under construction as of December 16, 2001, including one that has encountered a significant construction delay while structural concerns are addressed. In addition, three more are likely to begin construction shortly before December, 2002. On average, the cost to build and equip each Golden Corral restaurant is approximately $2,900,000, including land.

One new Big Boy restaurant was under construction as of December 16, 2001 that is scheduled to open in March 2002. The estimated cash outlay to build and equip this restaurant is $2,100,000, including land. Estimated costs to complete Big Boy remodeling plans scheduled for the remainder of the fiscal year approximate $775,000.

Expansion costs are funded through a combination of cash flow, a construction draw credit facility and a revolving credit loan. To allow better use of cash flows and credit lines, expansion plans for both Golden Corral and Big Boy have been slowed. This decision will also allow management to concentrate on improving operations. The construction draw credit facility provides for unsecured borrowing of up to $40,000,000 that increases to $45,000,000 in July, 2002. As of December 16, 2001, $12,000,000 remained available to be drawn upon. The revolving credit loan is a $15,000,000 unsecured line of credit that reduces to $10,000,000 in July, 2002. A total of $2,500,000 was available for borrowing as of December 16, 2001.

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

Food safety is the most significant risk to any company that operates in the restaurant industry. It has become the focus of increased government regulatory initiatives at the local, state and federal levels resulting in higher compliance costs to the Company. To limit the Company's exposure to the risk of food contamination, management rigorously emphasizes and enforces the Company's food safety policies working cooperatively with programs established by health agencies at all levels of government authority, including the federal Hazard Analysis of Critical Control Points (HACCP) program. Other risks and uncertainties facing the Company include, but are not limited to, the following: intense competition for customers; seasonal weather conditions, particularly during the winter months of the third quarter; consumer perceptions of value, food quality and quality of service; changing consumer preferences; changing demographics; changes in business strategy and development plans; the rising cost of quality sites on which to build restaurants; incorrect restaurant site selection; changes in the supply and cost of food; shortages of qualified labor; the effects of inflationary pressure, including higher energy prices; rolling power outages; acts of terrorists or acts of war; variable interest rates; legal claims; estimates used in preparing financial statements; changes in governmental regulations regarding the environment; any future imposition by OSHA of costly ergonomics regulations on workplace safety; legislative changes affecting labor law, especially increases in the federal minimum wage; and changes in tax laws.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has market risk exposure to interest rate changes primarily relating to the $15,000,000 revolving credit loan, the outstanding balance of which was $12,500,000 as of December 16, 2001. Interest rates are determined by a pricing matrix that uses various margins that are added to the London Interbank Offered Rate (LIBOR) or a Money Market Based Rate, or are subtracted from the prime rate. The margins are determined by the ratio of bank debt to earnings before income taxes, depreciation and amortization (EBITDA). The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates.

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

(10) (c) Exhibit 10(a) to the Registrant's Form 10-K Annual Report for 2000, being the Area Development Agreement and Addendum effective July 25, 2000 between the Registrant and Golden Corral Franchising Systems, Inc., is incorporated herein by reference.

(10) (d) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 14, 1997, being Area Development Agreement and Addendum between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

(10) (e) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 12, 1999, being the Second Amendment dated October 6, 1999 to Area Development Agreement between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

(10) (f) Exhibit (10) (d) to the Registrant's Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000 is incorporated herein by reference.*

(10) (g) Exhibit (10) (a) to the Registrant's Form 10-K Annual Report for 1997, being the Employment Agreement between the Registrant and Jack C. Maier effective June 2, 1997, is incorporated herein by reference.*

(10) (h) Exhibit 10 (f) to the Registrant's Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement and Amendment between the Registrant and Craig F. Maier effective June 4, 2000 is incorporated herein by reference.*

(10) (i) Exhibit (10) (b) to the Registrant's Form 10-K Annual Report for 1995, being the Employment Contract between the Registrant and Craig F. Maier effective May 29, 1995, is incorporated herein by reference.*

(10) (j) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for December 13, 1998, being an amendment dated November 24, 1998 to the Employment Contract between the Registrant and Craig F. Maier dated May 29, 1995, is incorporated herein by reference.*

(10) (k) Exhibit (10) (a) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Savings Plan effective November 15, 1993, is incorporated herein by reference.*

(10) (l) Exhibit (10) (b) to the Registrant's Form 10-Q Quarterly Report for September 17, 1995, being the Frisch's Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference.*

(10) (m) Exhibit A to the Registrant's Proxy Statement dated September 9, 1998, being the Amended and Restated 1993 Stock Option Plan, is incorporated herein by reference.*

(10)(n) Exhibit B to the Registrant's Proxy Statement dated September 9, 1998, being the Employee Stock Option Plan, is incorporated herein by reference. *

(10) (o) Exhibit (10) (e) to the Registrant's Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference.*

(10) (p) Exhibit (10) (f) to the Registrant's Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference.*

(10) (q) Exhibit (10) (g) to the Registrant's Form 10-K Annual Report for 1990, being the Agreement between the Registrant and Craig F. Maier dated November 21, 1989, is incorporated herein by reference.*

(10) (r) Exhibit (10) (p) to the Registrant's Form 10-Q Quarterly Report for December 10, 2000, being the Real Estate Purchase and Sale Agreement between the Registrant (Seller) and Remington Hotel Corporation (Buyer) dated August 10, 2000 to sell the Clarion Riverview Hotel, is incorporated herein by reference.

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
None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRISCH'S RESTAURANTS, INC. (registrant)

DATE January 16, 2002

BY /s/ Donald H. Walker Donald H. Walker
Vice President - Finance, Treasurer and Principal Financial and Accounting Officer