Form 10-Q
period 2002-03-10
FRISCHS RESTAURANTS INC
filed 2002-04-10
CIK 39047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
of the
Securities Exchange Act of 1934

For Quarter Ended March 10, 2002	Commission File Number 1-7323

FRISCH’S RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-0523213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Gilbert Avenue, Cincinnati, Ohio	45206
(Address of principal executive offices)	(Zip Code)

513-961-2660
Registrant’s telephone number, including area code

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

The total number of shares outstanding of the issuer’s no par common stock, as of March 29, 2002 was:

4,887,932

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES Consolidated Statement of Earnings (Unaudited)

	Forty Weeks Ended		Twelve Weeks Ended
	March 10, 2002	March 4, 2001	March 10, 2002	March 4, 2001
Revenue
Sales	$159,003,911	$138,055,834	$47,764,154	$40,686,813
Other	1,012,922	2,212,027	293,019	1,431,278

Total revenue	160,016,833	140,267,861	48,057,173	42,118,091
Costs and expenses
Cost of sales
Food and paper	53,119,226	45,940,719	15,846,914	13,669,004
Payroll and related	55,673,325	47,644,207	16,708,261	14,204,272
Other operating costs	31,843,636	28,118,614	9,452,685	8,315,744

	140,636,187	121,703,540	42,007,860	36,189,020

Administrative and advertising	8,384,141	7,954,570	2,632,481	2,301,867
Inpairment of long lived assets	—	1,549,171	—	1,075,109
Interest	1,843,013	2,004,616	567,837	509,260

Total costs and expenses	150,863,341	133,211,897	45,208,178	40,075,256

Earnings from continuing operations before income tax	9,153,492	7,055,964	2,848,995	2,042,835
Income taxes	3,204,000	2,539,000	997,000	735,000

Earnings from continuing operations	5,949,492	4,516,964	1,851,995	1,307,835
Income (loss) from discontinued operations (net of applicable tax)	—	486,975	—	(53,252)
Gain on disposal of discontinued operations (net of applicable tax)	—	539,716	—	—

Earnings (loss) from discontinued operations	—	1,026,691	—	(53,252)

Net Earnings	$5,949,492	$5,543,655	$1,851,995	$1,254,583

Earnings per share (EPS) of common stock:
Basic EPS—continuing operations	$1.20	$.88	$.38	$.26
Basic EPS—discontinued operations	—	.20	—	(.01)

Basic net earnings per share	$1.20	$1.08	$.38	$.25

Diluted EPS—continuing operations	$1.19	$.88	$.37	$.26
Diluted EPS—discontinued operations	—	.20	—	(.01)

Diluted net earnings per share	$1.19	$1.08	$.37	$.25

The accompanying notes are an integral part of these statements.

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

	March 10, 2002	June 3, 2001
	(unaudited)
ASSETS
Current Assets
Cash	$965,162	$280,460
Receivables
Trade	1,069,331	1,048,983
Other	367,899	415,592
Inventories	3,821,212	3,601,508
Prepaid expenses and sundry deposits	1,783,647	1,018,741
Prepaid and deferred income taxes	600,000	600,164

Total current assets	8,607,251	6,965,448

Property and Equipment
Land and improvements	36,915,113	29,381,174
Buildings	60,454,439	54,099,186
Equipment and fixtures	61,239,735	55,967,327
Leasehold improvements and buildings on leased land	14,885,113	13,263,779
Capitalized leases	7,388,580	7,343,935
Construction in progress	7,596,178	6,959,407

	188,479,158	167,014,808
Less accumulated depreciation and amortization	84,258,657	78,595,507

Net property and equipment	104,220,501	88,419,301

Other Assets
Goodwill	740,644	740,644
Other Intangible Assets	1,038,236	980,423
Investments in land	1,075,746	1,340,492
Property held for sale	1,846,480	1,801,747
Net cash surrender value-life insurance policies	4,613,405	4,367,384
Deferred income taxes	878,218	762,035
Other	4,167,869	2,932,542

Total other assets	14,360,598	12,925,267

	$127,188,350	$108,310,016

The accompanying notes are an integral part of these statements.

	March 10, 2002	June 3, 2001
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Long-term obligations due within one year
Long-term debt	$2,876,386	$1,605,318
Obligations under capitalized leases	454,532	413,824
Self insurance	1,455,222	838,321
Accounts payable	10,674,283	8,870,147
Accrued expenses	6,018,639	5,994,499
Income taxes	283,701	210,290

Total current liabilities	21,762,763	17,932,399

Long-Term Obligations
Long-term debt	36,150,007	23,678,748
Obligations under capitalized leases	4,366,475	4,503,891
Self insurance	2,792,997	2,964,549
Other	2,759,387	2,784,388

Total long-term obligations	46,068,866	33,931,576

Commitments	—	—

Shareholders' Equity
Capital Stock
Preferred stock—authorized, 3,000,000 shares without par value; none issued	—	—
Common stock—authorized, 12,000,000 shares without par value; issued, 7,362,279 shares—stated value—$1	7,362,279	7,362,279
Additional contributed capital	60,227,999	60,257,601

	67,590,278	67,619,880
Retained earnings	24,905,614	20,243,357

	92,495,892	87,863,237
Less cost of treasury stock (2,474,347 and 2,350,685 shares)	33,139,171	31,417,196

Total shareholders' equity	59,356,721	56,446,041

	$127,188,350	$108,310,016

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders' Equity
Forty weeks ended March 10, 2002 and March 4, 2001
(Unaudited)

	Common stock at $1 per share- Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at May 28, 2000	$7,362,279	$60,345,436	$14,196,749	$(27,737,801)	$54,166,663
Net earnings for forty weeks	—	—	5,543,655	—	5,543,655
Treasury shares reissued	—	(30,868)	—	122,638	91,770
Treasury shares acquired	—	—	—	(2,958,115)	(2,958,115)
Employee stock purchase plan	—	(25,277)	—	—	(25,277)
Cash dividends—$.24 per share	—	—	(1,233,029)	—	(1,233,029)

Balance at March 4, 2001	7,362,279	60,289,291	18,507,375	(30,573,278)	55,585,667
Net earnings for thirteen weeks	—	—	2,142,138	—	2,142,138
Treasury shares acquired	—		—	(843,918)	(843,918)
Employee stock purchase plan	—	(31,690)	—	—	(31,690)
Cash dividends—$.08 per share	—	—	(406,156)	—	(406,156)

Balance at June 3, 2001	7,362,279	60,257,601	20,243,357	(31,417,196)	56,446,041
Net earnings for forty weeks	—	—	5,949,492	—	5,949,492
Treasury shares acquired	—		—	(1,792,030)	(1,792,030)
Treasury shares reissued	—	231	—	56,662	56,893
Treasury shares reissued upon exercise of stock options	—	(5,083)	—	13,393	8,310
Employee stock purchase plan	—	(24,750)	—	—	(24,750)
Cash dividends—$.26 per share	—	—	(1,287,235)	—	(1,287,235)

Balance at March 10, 2002	$7,362,279	$60,227,999	$24,905,614	($33,139,171)	$59,356,721

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
Forty weeks ended March 10, 2002 and March 4, 2001
(unaudited)

	2002	2001
Cash flows provided by (used in) operating activities:
Net earnings	$5,949,492	$5,543,655
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	7,216,781	6,583,347
Loss (gain) on disposition of assets	262,535	(675,135)
Impairment of long-lived assets	—	1,549,171
(Gain) on disposition of franchise rights	—	(1,104,463)

	13,428,808	11,896,575
Changes in assets and liabilities:
Decrease (increase) in receivables	27,345	(586,657)
Increase in inventories	(219,705)	(35,622)
Increase in prepaid expenses and sundry deposits	(764,906)	(476,457)
Increase in prepaid and deferred income taxes	(116,019)	—
Increase in accounts payable	1,804,136	1,509,309
Increase (decrease) in accrued expenses	24,140	(633,369)
Increase in accrued income taxes	73,411	18,103
Increase (decrease) in other assets	373,430	(359,273)
Increase (decrease) in self insured obligations	445,349	(36,133)
Decrease in other liabilities	(25,001)	(140,539)

	1,622,180	(740,638)

Net cash provided by operating activities	15,050,988	11,155,937
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(22,859,383)	(17,793,084)
Proceeds from disposition of property	48,628	13,282,623
Proceeds from disposition of franchise rights	134,143	500,000
(Increase) decrease in other assets	(2,072,171)	9,072

Net cash (used in) investing activities	(24,748,783)	(4,001,389)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	15,500,000	11,500,000
Payment of long-term debt and capital lease obligations	(2,078,691)	(13,875,796)
Treasury share transactions	(1,735,137)	(2,866,345)
Employee stock purchase plan	(24,750)	(25,277)
Proceeds from stock options exercised	8,310	—
Cash dividends paid	(1,287,235)	(1,233,029)

Net cash provided by (used in) financing activities	10,382,497	(6,500,447)

Net increase in cash and equivalents	684,702	654,101
Cash and equivalents at beginning of year	280,460	565,089

Cash and equivalents at end of quarter	$965,162	$1,219,190

Supplemental disclosures:
Interest paid	$1,742,658	$2,224,164
Income taxes paid	3,247,151	3,103,196
Note received from disposition of franchise rights	—	604,463

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Third Quarter Ended March 10, 2002

NOTE A—DESCRIPTION OF THE BUSINESS

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

NOTE B—ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Consolidation Practices

The consolidated financial statements include the accounts of Frisch’s Restaurants, Inc. and all of its subsidiaries. Significant inter-company accounts and transactions are eliminated in consolidation. Certain reclassifications have been made to prior year information to conform to the current year presentation.

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $108,000 at March 10, 2002 and $85,000 as of June 3, 2001.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B—ACCOUNTING POLICIES—(Continued)

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for buildings or components thereof and from 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Interest on borrowings is capitalized during active construction periods of major capital projects. The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of March 10, 2002 totaled approximately $5,236,000, including $5,170,000 for four Golden Corral Restaurants and $66,000 for one Big Boy restaurant. The cost of land on which construction is not likely within the next twelve months is included in other assets under the caption “investments in land”.

The Company considers a history of cash flow losses in established geographic market regions to be its primary indicator of potential impairment pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or management’s judgment based upon the Company’s past experience in disposing of unprofitable restaurant properties. Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long Lived Assets,” which replaces SFAS 121, is required for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 by the Company on June 3, 2002 should not cause the Company’s primary indicators of impairment to be materially altered and therefore should not have any material impact on the Company’s balance sheet, operating results or cash flows.

During the year ended June 3, 2001, two Big Boy restaurants with negative cash flow were closed, and non-cash pretax charges totaling $1,575,000 were recorded as impairment losses, including $1,075,000 in the quarter ended March 4, 2001. The net realizable value of one of the properties remains on the balance sheet as of March 10, 2002 as a component of the long-term asset caption “property held for sale”. The Company expects to dispose of this property in less than one year. Certain surplus property is also currently held for sale and is stated at the lower of cost or market.

Intangible Assets and Other Assets

Effective June 4, 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. Under SFAS 142, acquired goodwill is not amortized. Instead, it is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. Reported net income for the forty and twelve weeks ended March 4, 2001 would have been less than $3,000 and $1,000 higher, respectively, had goodwill not been amortized. As of March 10, 2002, the carrying amount of goodwill acquired in prior years totaled $741,000, which is net of $308,000 of amortization. The cumulative amortization includes $257,000 that was amortized prior to November 1, 1970.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B—ACCOUNTING POLICIES—(Continued)

Under SFAS 142, intangible assets having a finite useful life continue to be amortized, and are tested annually for impairment in accordance with SFAS 121. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. As of March 10, 2002, the carrying amount of Golden Corral initial franchise fees subject to amortization was $851,000, which is net of $54,000 of accumulated amortization. The fees are being ratably amortized at $2,667 per year per restaurant, or $40,000 per year in each of the next five years for the fifteen Golden Corral restaurants in operation as of March 10, 2002. Amortization for the forty weeks ended March 10, 2002 and March 4, 2001 was $25,000 and $13,000 respectively, and was $8,000 and $5,000 respectively, for the twelve weeks ended March 10, 2002 and March 4, 2001. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to operations as incurred.

In January 2001, the Company reached an agreement with Big Boy Restaurants International, LLC (“International”), giving the Company exclusive irrevocable ownership of certain rights to the “Big Boy” trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. The Company received these rights and $1,230,000 in exchange for ceding the Company’s sub-franchise “Big Boy” territorial rights in the states of Florida, Texas, Oklahoma and Kansas. International paid $500,000 in cash and issued a note to the Company for $730,000. The $1,100,000 present value of the sale was recorded in other income in the third quarter of the year ended June 3, 2001.

The Company receives revenue from franchise fees, based on sales of Big Boy restaurants that the Company licenses to other operators, which is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, ordinarily upon the execution of the license agreement, in consideration of the Company’s services to that time.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for the forty weeks ended March 10, 2002 and March 4, 2001 were $1,319,000 ($972,000 for Golden Corral and $347,000 for Big Boy) and $1,140,000 ($1,095,000 for Golden Corral and $45,000 for Big Boy) respectively, and were $520,000 ($386,000 for Golden Corral and $134,000 for Big Boy) and $480,000 ($435,000 for Golden Corral and $45,000 for Big Boy) respectively, for the twelve weeks ended March 10, 2002 and March 4, 2001.

Benefit Plans

The Company has two qualified defined benefit pension plans covering substantially all of its eligible employees. Plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. In addition, the Company has an unfunded Executive Retirement Plan that provides a supplemental retirement benefit to the executive officers of the Company and certain other “highly compensated employees” whose benefits under the qualified plans are reduced when their compensation exceeds Internal Revenue Code imposed limitations or when elective salary deferrals are made to the Company’s non-qualified Executive Savings Plan. Prepaid pension benefit costs and Executive Savings Plan assets are the principal components of other long-term assets on the balance sheet. (Also see Note G—Pension Plans.)

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B—ACCOUNTING POLICIES—(Continued)

Commencing in the year 2000, the executive officers of the Company and certain other “highly compensated employees” began receiving comparable pension benefits through a non-qualified Nondeferred Cash Balance Plan instead of accruing additional benefits under the qualified defined benefit pension plans and the unfunded Executive Retirement Plan. (Also see Note G—Pension Plans.)

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $250,000 per claim. Costs are accrued based on management’s estimate for future claims.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximates fair value.

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes. The provision for income taxes in all periods has been computed based on management’s estimate of the effective tax rate for the entire year.

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” Pro forma disclosures of net income and earnings per share based on options granted are reflected in Note F—Capital Stock.

NOTE C—DISCONTINUED OPERATIONS

In March 2000, the Company announced strategic plans to divest the Company’s two hotel operations—the Clarion Riverview Hotel and the Quality Hotel Central. The plans called for continuing to operate the hotels until buyers were found and accordingly, amounts in the financial statements and related notes for all periods shown reflect discontinued operations accounting.

The Clarion Hotel Riverview was sold for $12,000,000 cash in November 2000 and the sale of the Quality Hotel Central was completed in May 2001 for $3,900,000 cash. The disposals ultimately resulted in an overall gain of $699,000, net of selling expenses and tax. As of March 4, 2001, the overall gain, net of selling expenses and tax, was estimated at $540,000, net of an estimated loss provision prior to the disposal of the Quality Hotel Central.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE C—DISCONTINUED OPERATIONS—(Continued)

The following information summarizes results of discontinued operations for the forty and twelve weeks ended March 4, 2001:

	March 4, 2001
	40 weeks	12 weeks
	(in thousands)
Total revenue	$6,385	$599
Total costs and expenses	5,623	681

Earnings (loss) before income tax	762	(82)
Income tax	275	(29)

Earnings (loss) from discontinued operations	487	(53)
Gain on disposal of discontinued operations (net of tax of $303)	540	—

Net earnings (loss) from discontinued operations	$1,027	$(53)

NOTE D—LONG-TERM DEBT

	March 10, 2002		June 3, 2001
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction draw facility—
Construction phase	$—	$7,000	$—	$2,000
Term loans	2,876	16,650	1,605	11,179
Revolving credit loan	—	12,500	—	10,500

	$2,876	$36,150	$1,605	$23,679

The portion payable after one year matures as follows:

	March 10, 2002	June 3, 2001
	(in thousands)
Period ending in 2003	$—	$14,386
2004	22,595	2,038
2005	3,338	2,206
2006	3,598	2,383
2007	3,375	1,823
2008	2,455	843
Subsequent to 2008	789	—

	$36,150	$23,679

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE D—LONG-TERM DEBT—(Continued)

The construction draw facility is an unsecured draw credit line that was amended in July 2001. The facility previously provided for borrowing of up to $20,000,000 to construct and open Golden Corral restaurants. The amended agreement provides for an additional $20,000,000 that may be borrowed to fund construction of Golden Corral and Big Boy restaurants, increasing to $25,000,000 on July 5, 2002. As of March 10, 2002, the Company had cumulatively borrowed $30,000,000 of which $7,000,000 remained as a Construction Phase Loan and $23,000,000 had been converted to Term Loans. In addition, the amendment extended the availability of draws to September 1, 2003. Interest on Construction Phase Loans, ranging from 2.95% to 4.00% as of March 10, 2002, is determined by various indices, and is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. Fixed interest rates have been chosen for all of the Term Loans, the weighted average of which is 7.33%, and all of the loans are being repaid in 84 equal monthly installments of principal and interest aggregating $352,000, expiring in various periods ranging from May 2006 through March 2009. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2003.

The revolving credit loan is an unsecured line of credit that was also amended in July 2001. The amendment immediately reduced the maximum amount available to be borrowed from $20,000,000 to $15,000,000, with a final reduction to $10,000,000 on July 5, 2002. In addition, the amendment extended the maturity date to September 1, 2003. Interest rates, ranging from 2.87% to 3.14% as of March 10, 2002, are determined by various indices as selected by the Company. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly.

Both of these loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pleding certain restaurant operating assets. The company was in compliance with all loan covenants at March 10, 2002. Compensating balances are not required by these loan agreements.

As of March 10, 2002, the Company had three outstanding letters of credit totaling $376,000, principally in support of self-insurance programs.

NOTE E—LEASED PROPERTY

The Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. Eleven of the Company’s 28 leased restaurant locations have been capitalized. Delivery equipment is also held under capitalized leases expiring during various periods through 2009. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases.

An analysis of the capitalized leased property follows:

	Asset balances at
	March 10, 2002	June 3, 2001
	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,083	1,038

	7,389	7,344
Less accumulated amortization	(5,073)	(4,896)

	$2,316	$2,448

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE E—LEASED PROPERTY—(Continued)

Seventeen of the Company’s restaurant properties are occupied pursuant to operating leases, including two ground leases for Golden Corral restaurants that were entered during the three quarters ended March 10, 2002, and a third Golden Corral ground lease that was entered during the fiscal year ended June 3, 2001. The Company also occupies office space under an operating lease that expires during 2003, with a renewal option available through 2013. Total rental expense of operating leases for continuing operations was $1,095,000 and $1,266,000 respectively, for the forty weeks ended March 10, 2002 and March 4, 2001, and was $323,000 and $359,000 respectively, for the twelve weeks ended March 10, 2002 and March 4, 2001.

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending March 4,	Capitalized leases	Operating leases
	(in thousands)
2003	$940	$1,237
2004	940	1,181
2005	900	1,028
2006	841	796
2007	619	571
2008 to 2022	2,705	5,121

Total	6,945	$9,934

Amount representing interest	(2,124)

Present value of obligations	4,821
Portion due within one-year	(455)

Long-term obligations	$4,366

NOTE F—CAPITAL STOCK

Stock Options

The 1993 Stock Option Plan authorizes the grant of stock options for up to 562,432 shares of the common stock of the Company for a ten-year period beginning May 9, 1994, of which 263,204 remained available to be optioned as of March 10, 2002. Of the 299,228 cumulative shares optioned to date, 277,978 remain outstanding as of March 10, 2002. Shares may be optioned to employees at not less than 75% of fair market value on the date granted. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998 which provides for automatic, annual stock option grants of 1,000 shares to each of the Company’s non-employee directors. The per share exercise price for options granted to non-employee directors must equal 100% of fair market value on the date of grant. The Amended Plan adds a Company right to repurchase shares acquired on exercise of options if an optionee chooses to dispose of such shares. Stock appreciation rights are not provided for under the Amended Plan. Outstanding options under the 1993 Plan have been granted at fair market value and expire 10 years from the date of grant. Outstanding options to employees vest in three equal annual installments, while outstanding options to non-employee directors vest after one year.

The 1984 Stock Option Plan expired May 8, 1994. As of March 10, 2002, 28,488 options remain outstanding, which are exercisable within 10 years from the date of grant. Approximately one-half of these will expire in July 2002 with the balance scheduled to expire in June 2003. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends (the latest of which was declared and paid in fiscal year 1997) in accordance with the anti-dilution provisions of the Plan.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE F—CAPITAL STOCK—(Continued)

Transactions involving both the 1993 and the 1984 Plans are summarized below:

	Forty weeks ended March 10, 2002		Forty weeks ended March 4, 2001
	No. of Shares	Option Price	No. of Shares	Option Price
Outstanding at beginning of year	220,216	$8.31 to $17.05	118,738	$8.31 to $17.05
Exercisable at beginning of year	95,987	$8.31 to $17.05	69,987	$8.31 to $17.05
Granted during the forty weeks	88,500	$13.43 to $14.10	107,478	$9.94 to $12.06
Exercised during the forty weeks	1,000	$8.31	0
Expired during the forty weeks	0		0
Forfeited during the forty weeks	1,250	$9.94 to $13.43	4,500	$9.94 to $12.38

Outstanding at end of quarter	306,466	$8.31 to $17.05	221,716	$8.31 to $17.05

Exercisable at end of quarter	146,982	$8.31 to $17.05	88,405	$8.31 to $17.05

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

Pro forma disclosures of net income and basic and diluted net earnings per share for the forty and twelve weeks ended March 10, 2002 and March 4, 2001 were similarly not materially different from reported results.

Shareholders approved the Employee Stock Option Plan in October 1998. The Plan was effective November 1, 1998 and provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of January 1, 2002, 38,470 shares were held by employees pursuant to the provisions of the Plan.

The Company also has reserved 58,492 common shares for issuance under the non-qualified Executive Savings Plan. Shares reserved under all plans have been adjusted for stock dividends declared and paid in prior years. There are no other outstanding options, warrants or rights.

Stock Repurchase Program

Since September 1998, 1,135,286 shares of the Company’s common stock have been repurchased at a cost of $12,162,000, including 128,900 shares at a cost of $1,792,000 during the forty weeks ended March 10, 2002. A total of 240,700 shares remain available to be repurchased pursuant to the current repurchase authorization which allows for up to 500,000 additional shares to be repurchased from time to time on the open market or through block trades during a two-year time frame that expires in October 2002.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE F—CAPITAL STOCK—(Continued)

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
Forty weeks ended:
March 10, 2002	4,948,564	$1.20	60,874	5,009,438	$1.19
March 4, 2001	5,140,569	$1.08	21,029	5,161,598	$1.08

Twelve weeks ended:
March 10, 2002	4,892,099	$.38	95,056	4,987,155	$.37
March 4, 2001	5,078,041	$.25	41,488	5,119,529	$.25

NOTE G—PENSION PLANS

The changes in the benefit obligations for the two qualified defined benefit pension plans that the Company sponsors (see Note B—Accounting Policies) plus an unfunded non-qualified supplemental Executive Retirement Plan for “highly compensated employees” are computed as follows for the years ended June 3, 2001 and May 28, 2000 (latest available data):

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

The following table sets forth the plans’ funded status and amounts recognized on the Company’s balance sheet at June 3, 2001 and May 28, 2000 (latest available data):

	(in thousands)
	2001	2000
Funded status	$5,607	$7,586
Unrecognized net actuarial gain	(3,789)	(6,278)
Unrecognized prior service cost	459	529
Unrecognized net transition (asset)	(237)	(474)

Prepaid benefit cost	$2,040	$1,363

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE G—PENSION PLANS—(Continued)

The weighted—average actuarial assumptions used were:

	As of
	June 3, 2001	May 28, 2000
Weighted average discount rate	7.25%	7.25%
Weighted average rate of compensation increase	5.50%	5.50%
Weighted average expected long-term rate of return on plan assets	8.50%	8.50%

Net periodic pension cost (benefit) for the above described plans during the forty weeks ended March 10, 2002 and March 4, 2001 was $337,000 and $(9,000) respectively, and was $156,000 and $(100,000) respectively, for the twelve weeks ended March 10, 2002 and March 4, 2001.

Compensation expense relating to the Nondeferred Cash Balance Plan (see Note B—Accounting Policies) for the forty weeks ended March 10, 2002 and March 4, 2001 was $243,000 and $75,000 respectively, and was $129,000 and $75,000 respectively, for the twelve weeks ended March 10, 2002 and March 4, 2001.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H—SEGMENT INFORMATION

The Company has historically had food service and lodging operations. In March 2000, the Board of Directors authorized management to develop plans to divest the lodging operation (see note C—Discontinued Operations). Under Statement of Financial Accounting Standards No. 131 (SFAS 131) “Disclosures about Segments of an Enterprise and Related Information”, the Company now has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	Forty weeks ended		Twelve weeks ended
	Mar. 10, 2002	Mar. 4, 2001	Mar. 10, 2002	Mar. 4, 2001
	(in thousands)
Sales
Big Boy	$126,027	$120,541	$37,266	34,491
Golden Corral	32,977	17,515	10,498	6,196

	$159,004	$138,056	$47,764	40,687

Earnings from continuing operations before income taxes
Big Boy	$14,219	$13,028	$4,377	3,488
Impairment of assets	—	(1,549)	—	(1,075)
Opening expense	(347)	(45)	(134)	(45)

Total Big Boy	13,872	11,434	4,243	2,368

Golden Corral	1,794	1,263	753	537
Opening expense	(972)	(1,095)	(386)	(435)

Total Golden Corral	822	168	367	102

Administrative expense	(4,711)	(4,753)	(1,486)	(1,349)
Interest expense	(1,843)	(2,005)	(568)	(509)
Other—net	1,013	2,212	293	1,431

Total Corporate Items	(5,541)	(4,546)	(1,761)	(427)

	$9,153	$7,056	$2,849	2,043

Depreciation and amortization
Big Boy	$5,871	$5,929	$1,818	1,722
Golden Corral	1,346	654	470	232

	$7,217	$6,583	$2,288	1,954

Capital Expenditures
Big Boy	$8,980	$3,604	$2,046	1,535
Golden Corral	13,879	14,170	1,535	4,870
Discontinued operations	—	20	—	—

	$22,859	$17,794	$3,581	6,405

	As of
	March 10, 2002	June 3, 2001
Identifiable assets
Big Boy	$80,579	$75,868
Golden Corral	46,609	32,442

	$127,188	$108,310

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE I—CONTINGENCIES

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. The Company intends to assert claims against various firms with which the Company had contracted for the design, engineering and construction of the restaurant.

As of March 10, 2002, the expected recovery of these construction costs totals approximately $1,750,000, which is carried on the balance sheet in other assets as a long-term receivable. The Company also intends to assert claims against the same firms for lost profits, interest, litigation and other costs. The Company intends to vigorously prosecute these claims and believes that it will ultimately prevail.

NOTE J—RELATED PARTY TRANSACTIONS

During the forty weeks ended March 10, 2002 and March 4, 2001, a Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company paid the Company franchise and advertising fees, employee leasing and other fees, and made purchases from the Company’s commissary.

These transactions were effected on substantially similar terms as transactions with persons having no relationship with the Company.

NOTE K—COMPANY REPRESENTATIONS

These financial statements are unaudited, but in the opinion of management include all adjustments (all of which were normal and recurring, with the exceptions of last year’s second and third quarter non-cash pretax impairment of assets charges and last year’s second quarter loss provision that was made prior to the actual sale of the Quality Hotel Central in the fourth quarter) necessary for a fair presentation of results of operations for the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Net earnings for the twelve week third quarter ended March 10, 2002 were $1,852,000, or diluted earnings per share of $.37. Comparable earnings from continuing operations during last year’s third quarter were $1,308,000, or $.26 diluted earnings per share (EPS). Last year’s third quarter benefited from a $1,104,000 gain ($707,000 net after income tax, or $.14 per diluted share) from the sale of certain unused territorial franchise rights. In addition, last year’s third quarter was adversely impacted by an impairment of assets charge of $1,075,000 ($688,000 net after income tax, or $.13 per diluted share) that resulted from closing an unprofitable restaurant in January of 2001. Net earnings for last year’s third quarter were $1,255,000 or $.25 diluted EPS, which included a loss from discontinued hotel operations of $53,000, or $.01 diluted EPS. Total revenue for the twelve weeks ended March 10, 2002 was a record $48,057,000, an increase of $5,939,000 or 14.1 percent higher than last year’s comparable third quarter revenue from continuing operations.

Net earnings for the 40 weeks ended March 10, 2002 were $5,949,000, or diluted earnings per share of $1.19. Comparable earnings from continuing operations during last year’s 40 week period were $4,517,000, or $.88 diluted EPS. This includes the gain from the sale of the territorial franchise rights and the impairment charge that both occurred in the third quarter, and a second quarter impairment charge of $500,000 ($320,000 net after income tax, or $.06 diluted EPS). Net earnings for last year’s 40 week period were $5,544,000, or $1.08 diluted EPS, which included income from discontinued operations of $1,027,000 (including a gain on the sale of hotel assets), or $.20 diluted EPS. Total revenue for the 40 weeks ended March 10, 2002 was a record $160,017,000, an increase of $19,749,000 or 14.1 percent higher than comparable revenue during the 40 weeks a year ago.

The following discussion excludes last year’s results of operations for the hotels, which were accounted for as discontinued operations.

Results of Operations

Same store sales in Big Boy restaurants improved by 4.4 percent during the 40 weeks ended March 10, 2002, including a 7.3 percent rise for the twelve week period ended March 10, 2002, marking the eighteenth consecutive quarter that Big Boy same store sales gains have been achieved. Higher customer counts drove the 7.3 percent sales spike during the quarter, aided by mild winter weather and the slower economy that brings cost conscious diners to Big Boy instead of higher priced establishments. Menu prices were increased 1.5 percent shortly before last year’s first quarter ended and were raised 1.7 percent near the end of last year’s third quarter. A menu price increase of 1.4 percent was implemented in September, 2001 and a similar increase was made in February, 2002.

Since the beginning of last fiscal year on June 4, 2000, three new Big Boy restaurants have been opened and three have been permanently closed. Another Big Boy restaurant successfully opened in Columbus, Ohio on March 11, 2002. Besides the replacement of an older Big Boy restaurant on its existing site, no other Big Boy restaurants are expected to open during the next twelve months.

Sales from Golden Corral restaurants were $32,977,000 during the 40 weeks ended March 10, 2002, an increase of $15,462,000 or 88 percent higher than last year’s three quarter period. Eleven Golden Corrals were in operation for the entire 40 week period this year, including one that opened on the first day of the new fiscal year. A total of fifteen Golden Corrals were operating as of March 10, 2002, representing 496 sales weeks. Only five Golden Corrals were in operation for all 40 weeks in last year’s three quarter period. A total of nine Golden Corrals were operating as of March 4, 2001, representing 262 sales weeks. The Company plans to open a total of 41 Golden Corral restaurants through 2007, including four to five more during the next twelve months, three of which should be opened by the end of the current fiscal year.

Other revenue during the 40 and twelve weeks ended March 4, 2001 included $1,104,000 from the sale of unused Big Boy territorial rights.

Cost of sales for the 40 weeks ended March 10, 2002 increased $18,932,000 or 15.6 percent higher than last year’s 40 week period, roughly proportionate to the 14.1 percent revenue increase (15.0 percent increase excluding last year’s revenue from the sale of territorial franchise rights). As a percentage of revenue, cost of sales was 87.9 percent and 86.8 percent (87.5 percent without benefit of the revenue from the sale of territorial franchise rights), respectively, during the first 40 weeks of fiscal years 2002 and 2001. An analysis of the components of cost of sales follows.

As a percentage of Big Boy sales, food and paper costs in Big Boy restaurants were 31.5 percent and 31.6 percent, respectively, during the 40 weeks of both 2002 and 2001. Menu price hikes have generally kept the percentages in line despite higher prices paid for certain commodities, especially beef, cheese and other dairy products. Food cost in Golden Corral restaurants, which as a percentage of sales is much higher than in Big Boy restaurants, continues to drive consolidated food and paper costs higher as more Golden Corrals open. The consolidated food cost percentage rose to 33.2 percent of revenue during the 40 weeks ended March 10, 2002, up from 32.8 percent (33.0 percent without benefit of the revenue from the sale of territorial franchise rights) during last year’s 40 week period.

The estimates of reserves for self insurance requires management to use complex assumptions, exercising considerable judgment. A sum of $101,000 was charged against earnings during the 40 weeks ended March 10, 2002, which also included an adjustment to the cost of providing employee medical plan coverage. Favorable claims experience allowed reserve estimates to be lowered by $417,000 during last year’s 40 week period.

Payroll and related expenses were 34.8 percent and 34 percent of revenue, respectively, during the 40 weeks ended March 10, 2002 and March 4, 2001. Without the adjustments in estimates of self insurance reserves apportioned to payroll and related expenses, the 40 weeks ended March 10, 2002 would have remained at 34.8 percent of revenue while the 40 week period last year would have been 34.2 percent of revenue (34.5 percent without benefit of the revenue from the sale of territorial franchise rights).

Although pay rates continued to stabilize during the twelve weeks ended March 10, 2002, several other factors accounted for the year-to-date increase in the payroll and related percentage from 34.2 percent of revenue last year (34.5 percent without benefit of the revenue from the sale of territorial franchise rights) to 34.8 percent this year. First, an increase in service hours worked in relation to hours of operation continued to add to higher payroll costs. Second, variable compensation for restaurant management earned was much greater than levels paid last year. Two other factors kept this year’s year-to-date payroll percentage from rising more dramatically above last year’s percentage. First, the costs of certain employee benefits are fixed and do not necessarily rise with higher levels of pay or higher sales levels. Second, payroll and related expense percentages for Golden Corral restaurants are lower than for Big Boy restaurants. Therefore, having more Golden Corral restaurants in operation this year lessened the percentage impact of overall payroll costs when compared to last year.

Other operating expenses decreased to 19.9 percent of revenue during the 40 weeks ended March 10, 2002 from 20 percent (20.2 percent without benefit of the revenue from the sale of territorial franchise rights) during last year’s 40 week period. As these expenses tend to be more fixed in nature, the sales increases cause these costs to be a lower percentage of revenue. Other operating costs include new restaurant opening costs. During the 40 weeks ended March 10, 2002, opening costs totaled $1,319,000-$972,000 for Golden Corral and $347,000 for Big Boy restaurants. Last year’s 40 week period included $1,140,000 in opening costs-$1,095,000 for Golden Corral and $45,000 for Big Boy restaurants.

Results for the 40 weeks ended March 4, 2001 were adversely affected by impairment of assets charges totaling $1,575,000, including $1,075,000 that occurred during the twelve weeks ended March 4, 2001, that resulted from closing two unprofitable Big Boy restaurants.

Administrative and advertising expense during the 40 weeks ended March 10, 2002 increased $430,000 or 5.4 percent higher than last year’s 40 week period. Higher spending this year for Big Boy and Golden Corral advertising is the principal driver of the increase, the effect of which was partly offset by last year’s cost to investigate whether it was feasible to purchase certain assets that had become available due to the bankruptcy of Elias Brothers Restaurants, Inc., then the holder of the Big Boy trademark.

Interest expense during the 40 weeks ended March 10, 2002 decreased $162,000 or 8.1 percent lower than last year’s 40 week period. Three factors contributed heavily to the reduction in spite of higher outstanding debt levels: higher levels of capitalized interest during active construction periods in the first half of this year, much lower variable interest rates and a lower level of debt to begin the year principally because proceeds from the sales of the hotel properties were used to repay debt last year. Interest expense should increase over the long term because continued borrowing is likely for the foreseeable future to fund construction of restaurant expansion, and because rates are more likely to rise than fall.

The provision for income taxes in all periods presented has been computed based on management’s estimate of the effective tax rate as a percentage of pretax earnings for the entire year. For fiscal year 2002, the rate has been estimated at 35 percent. For the comparable period last year, the rate was estimated at 36 percent.

Liquidity and Capital Resources

The Company historically maintains a strategic, negative working capital position, a common practice in the restaurant industry. Since substantially all of the Company’s retail sales are cash or credit card sales, management believes that the $13,156,000 working capital deficit as of March 10, 2002 will not hinder the Company’s ability to satisfactorily retire its obligations when due.

Operating cash flows were $15,051,000 through the 40 weeks ended March 10, 2002. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion), dividends, and repurchases of the Company’s common stock. Unsecured credit lines are readily available when needed to help finance near term capital projects.

Investing activities through the 40 weeks ended March 10, 2002 included $22,859,000 in capital costs, an increase of $5,066,000 over last year’s 40 weeks. Included in this year’s capital spending is $13,879,000 for Golden Corral restaurants, principally for new restaurant construction and site acquisitions, and $8,980,000 for Big Boy restaurants which includes new restaurant construction, site acquisitions, remodeling existing restaurants, routine equipment replacements and other capital outlays. Remaining expenditures for new restaurant construction that was in progress as of March 10, 2002 are estimated at $5,170,000 for four Golden Corral’s and $66,000 for one Big Boy restaurant.

It is the Company’s policy to own its restaurant properties, however, it is sometimes necessary to enter into ground leases to obtain desirable land on which to build. Two ground leases for Golden Corral restaurants were entered into during the 40 weeks ended March 10, 2002. These leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” and subsequently issued amendments.

No significant property sales occurred during the 40 weeks ended March 10, 2002. Substantially all of the $13,283,000 in proceeds from property sales during last year’s 40 week period, principally from the sale of the Clarion Hotel Riverview in November of 2000, were immediately used to repay debt until needed for restaurant expansion.

Financing activities through the 40 weeks ended March 10, 2002 included $13,500,000 of new debt borrowed against a construction draw credit facility and $2,000,000 of new debt borrowed on a revolving line of credit. Payment of long-term debt and capital lease obligations amounted to $2,079,000. Regular quarterly cash dividends to shareholders totaling $1,287,000 were also paid. In addition, a final cash dividend for the fiscal year of approximately $440,000 will be paid in April, 2002. The Company has an on-going stock repurchase program that began in October, 1998. The program was most recently renewed in October, 2000. A total of 128,900 shares were acquired at a cost of $1,792,000 during the 40 weeks ended March 10, 2002. No shares have been acquired since January 4, 2002. A total of 240,700 shares remain available to be repurchased before the current program expires in October, 2002.

Expansion costs are being funded through a combination of cash flow, a construction draw credit facility and a revolving credit loan. The construction draw credit facility provides for unsecured borrowing of up to $40,000,000 that increases to $45,000,000 in July, 2002. The revolving credit loan is a $15,000,000 unsecured line of credit that reduces to $10,000,000 in July, 2002. As of March 10, 2002, $42,500,000 had been cumulatively borrowed against these two credit lines; $12,500,000 remained available to be drawn upon before the availability of draws is scheduled to expire on September 1, 2003. Golden Corral and Big Boy expansion plans have recently been slowed to bring capital expenditures in line with cash flows.

The Company’s development agreements with Golden Corral Franchising Systems, Inc. (franchisor) were slightly modified in January, 2002 to allow the Company to temporarily slow-down the development schedule. The agreement continues to call for opening 41 Golden Corral restaurants by December 31, 2007. Fifteen Golden Corral restaurants were in operation as of March 10, 2002, including five that have opened since the beginning of the fiscal year. Current plans call for four to five additional Golden Corrals to open during the next twelve months, three of which were under active construction as of March 10, 2002, In addition, construction of least two more are likely to be underway by March, 2003. On average, the cost to build and equip each Golden Corral restaurant is approximately $2,900,000, including land.

The construction of a Golden Corral restaurant in Canton, Ohio, which had been expected to open in September, 2001, was halted in August, 2001 when structural defects were discovered. In March, 2002, a final assessment of the scope of the defects resulted in the Company’s decision to construct a new building on another part of the lot. The Company intends to assert claims against various firms with which the Company had contracted for the design, engineering and construction of the restaurant. The Company expects to recover approximately $1,750,000 in expenditures incurred to date.

Construction of a new Big Boy restaurant was completed shortly before the quarter ended on March 10, 2002. It opened for business on March 11, 2002. The cash outlay to build and equip this restaurant was approximately $2,140,000, including land. Construction of a new Big Boy restaurant to replace an older building on its existing site is scheduled to begin in May, 2002. The cost to build and equip the restaurant is currently estimated at $1,650,000. Although no other Big Boy construction is expected in the near term, land acquisitions will likely proceed. The estimated cost of Big Boy remodeling plans scheduled for the next twelve months total approximately $765,000.

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

Other risks and uncertainties facing the Company include, but are not limited to, the following: intense competition for customers; consumer perceptions of value, food quality and quality of service; changing consumer preferences; changing neighborhood demographics; changes in business strategy and development plans; the rising cost of quality sites on which to build restaurants; incorrect restaurant site selection; the effects of inflationary pressure, including higher energy prices; rolling power outages; shortages of qualified labor; changes in the supply and cost of food; seasonal weather conditions, particularly during the winter months of the third quarter; natural disasters; fires or explosions; criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes; acts of terrorists or acts of war; civil disturbances; boycotts; variable interest rates; limitations on borrowing capacity; legal claims; estimates used in preparing financial statements; changes in governmental regulations regarding the environment; any future imposition by OSHA of costly ergonomics regulations on workplace safety; legislative changes affecting labor law, especially increases in the federal minimum wage; and changes in tax laws.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has market risk exposure to interest rate changes primarily relating to the $15,000,000 revolving credit loan, the outstanding balance of which was $12,500,000 as of March 10, 2002. Interest rates are determined by a pricing matrix that uses various margins that are added to the London Interbank Offered Rate (LIBOR) or a Money Market Based Rate, or are subtracted from the prime rate. The margins are determined by the ratio of bank debt to earnings before income taxes, depreciation and amortization (EBITDA). The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates.

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

PART II—OTHER INFORMATION

Items 1, 2, 3, 4 and 5, the answers to which are either “none” or “not applicable”, are omitted.

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

(10) (c)  Exhibit 10(a) to the Registrant’s Form 10-K Annual Report for 2000, being the Area Development Agreement and Addendum effective July 25, 2000 between the Registrant and Golden Corral Franchising Systems, Inc., is incorporated herein by reference.

(10) (d)  Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for December 14, 1997, being Area Development Agreement and Addendum between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

(10) (e)  Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for December 12, 1999, being the Second Amendment dated October 6, 1999 to Area Development Agreement between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

(10) (f)  Exhibit (10) (d) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000 is incorporated herein by reference.*

(10) (g)  Exhibit (10) (a) to the Registrant’s Form 10-K Annual Report for 1997, being the Employment Agreement between the Registrant and Jack C. Maier effective June 2, 1997, is incorporated herein by reference.*

(10) (h)  Exhibit 10 (f) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement and Amendment between the Registrant and Craig F. Maier effective June 4, 2000 is incorporated herein by reference.*

(10) (i)  Exhibit (10) (b) to the Registrant’s Form 10-K Annual Report for 1995, being the Employment Contract between the Registrant and Craig F. Maier effective May 29, 1995, is incorporated herein by reference.*

(10) (j)  Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for December 13, 1998, being an amendment dated November 24, 1998 to the Employment Contract between the Registrant and Craig F. Maier dated May 29, 1995, is incorporated herein by reference.*

(10) (k)  Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, being the Frisch’s Executive Savings Plan effective November 15, 1993, is incorporated herein by reference.*

(10) (l)  Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, being the Frisch’s Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference.*

(10) (m)  Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, being the Amended and Restated 1993 Stock Option Plan, is incorporated herein by reference.*

(10)(n)  Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, being the Employee Stock Option Plan, is incorporated herein by reference. *

(10) (o)  Exhibit (10) (e) to the Registrant’s Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference.*

(10) (p)  Exhibit (10) (f) to the Registrant’s Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference.*

(10) (q)  Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, being the Agreement between the Registrant and Craig F. Maier dated November 21, 1989, is incorporated herein by reference.*

(10) (r)  Exhibit (10) (p) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, being the Real Estate Purchase and Sale Agreement between the Registrant (Seller) and Remington Hotel Corporation (Buyer) dated August 10, 2000 to sell the Clarion Riverview Hotel, is incorporated herein by reference.

(10) (s)  Exhibit (10) (q) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, being the Amendment and Restatement of Real Estate Purchase and Sale Agreement between the Registrant (Seller) and Remington Hotel Corporation (Buyer) dated October 9, 2000 to sell the Clarion Riverview Hotel, is incorporated herein by reference.

(10) (t)  Exhibit (10) (t) to the Registrant’s Form 10-K Annual Report for 2001, being the Purchase Agreement dated February 26, 2001 between the Registrant (Seller) and Stevens Hotel Group LLC (Buyer) to sell the Quality Hotel Central, is incorporated herein by reference.

(10) (u)  Exhibit (10) (u) to the Registrant’s Form 10-K Annual Report for 2001, being Amendments No. 1 and No. 2 dated April 26, 2001 and May 15, 2001, respectively, to the Purchase Agreement dated February 26, 2001 between the Registrant (Seller) and Stevens Hotel Group LLC (Buyer) to sell the Quality Hotel Central, is incorporated herein by reference.

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

FRISCH’S RESTAURANTS, INC. (registrant)

DATE  April 10, 2002

By:	/s/ DONALD H. WALKER
Donald H. Walker Vice President—Finance, Treasurer and Principal Financial and Accounting Officer