Form 10-K/A
period 2001-06-03
FRISCHS RESTAURANTS INC
filed 2002-06-19
CIK 39047

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   Form 10-K/A
                                (Amendment No. 1)

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 3, 2001

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-7323

                             ----------------------

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

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [x] No [_]

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

                       Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement filed with the Securities and Exchange Commission are incorporated by reference into Part III.

                                EXPLANATORY NOTE

         This amendment is filed to furnish Exhibit 23, which inadvertently was omitted from the original filing.

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

             (10) (t) Purchase Agreement dated February 26, 2001 between the Registrant (Seller) and Stevens Hotel Group LLC (Buyer) to sell the Quality Hotel Central.**

             (10) (u) Amendments No. 1 and No. 2 dated April 26, 2001 and May 15, 2001, respectively, to the Purchase Agreement dated February 26, 2001 between the Registrant (Seller) and Stevens Hotel Group LLC (Buyer) to sell the Quality Hotel Central.**

             (10) (v) Exhibit (10) (r) to the Registrant's Form 10-Q Quarterly Report for December 10, 2000, being Frisch's Nondeferred Cash Balance Plan effective January 1, 2000 is incorporated herein by reference, together with the Trust Agreement established by the Registrant between Firstar Bank, N.A. (Trustee) and Donald H. Walker (Grantor). There are identical Trust Agreements between Firstar Bank, N.A. (Trustee) and Craig F. Maier, Paul F. McFarland,
             W. Gary King, Karen F. Maier, Ken C. Hull and certain other "highly compensated employees" (Grantors). *



         (21) Subsidiaries of the Registrant**

         (23) Consent of Grant Thornton LLP

         ------------------------------------------------

         * denotes compensatory plan or agreement
         **previously filed


b). Reports on Form 8-K:

         On May 16, 2001 under Item 5, to report the sale of the Company's Quality Hotel Central to Stevens Hotel Group LLC for $3,900,000 cash, completing the Company's plan to divest its hotel operations. Financial statements were not required to be filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FRISCH'S RESTAURANTS INC.
                                  (Registrant)

                             By    /s/ Donald H. Walker         June 19, 2002
                               ---------------------------   -------------------
                                     Donald H. Walker               Date
                               Vice President, Treasurer
                                Chief Financial Officer