Form 10-K
period 2002-06-02
FRISCHS RESTAURANTS INC
filed 2002-08-27
CIK 39047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 2, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7323

FRISCH’S RESTAURANTS, INC.

Incorporated in the	IRS Employer Identification number
State of Ohio	31-0523213

2800 Gilbert Avenue
Cincinnati, Ohio 45206
513/961-2660

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock of No Par Value	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

As of August 8, 2002, 4,923,336 common shares were outstanding, and the aggregate market value of the common shares (based upon the August 8, 2002 closing price of these shares on the American Stock Exchange) of Frisch’s Restaurants, Inc. held by nonaffiliates was approximately $51million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 2, 2002 are incorporated by reference into Part III.

Statements contained in this Form 10-K that are not historical facts are forward-looking statements as that item is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified in sentences that contain words such as “should”, “could”, “will”, “may”, “plan”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “believe” and similar words that are used to convey the fact that the statement being made is prospective and does not strictly relate to historical or present facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Such risks and uncertainties are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in Part II, Item 7 of this Form 10-K.

PART I

(Items 1 through 4)

ITEM 1—BUSINESS

Overview

The registrant, Frisch’s Restaurants, Inc. (together with its wholly owned subsidiaries, the “Company”), is a regional company that operates and licenses others to operate full service family-style restaurants under the name “Frisch’s Big Boy”, and operates grill buffet style restaurants under the name “Golden Corral” under certain licensing agreements. The Company is an Ohio Corporation that was incorporated in 1947. Headquartered in Cincinnati, Ohio, the Company’s stock has been publicly traded since 1960.

As of June 2, 2002, the Company operated eighty-seven (87) family-style restaurants using the “Big Boy” trade name and sixteen (16) “Golden Corral” grill-buffet style family restaurants. Additionally, the Company had licensed thirty-four (34) “Big Boy” restaurants to other operators. All of these restaurants are currently located in various markets of Ohio, Kentucky and Indiana. Both the “Big Boy” and “Golden Corral” formats are considered reportable operating segments for purposes of compliance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Financial information by operating segment as of and for the three fiscal years in the period ended June 2, 2002 appears in Note I—Segment Information – to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

In March 2000, the Company’s Board of Directors authorized management to divest the Company’s lodging operations, which consisted of two (2) high-rise hotels located in the greater Cincinnati area that were licensed to the Company through Choice Hotels International of Silver Spring, Maryland. One of the hotels used the trade name “Quality Hotel”; the other used the upscale “Clarion Hotel” brand. Prior to July 1999, the “Clarion” was also a “Quality Hotel”. Extensive renovations from 1995 through 1999 qualified it for the change to “Clarion”. The Company continued to operate both hotels until they were both sold during the year ended June 3, 2001. Financial information for the hotel operations as of and for the three fiscal years in the period ended June 2, 2002 appears in Note C – Discontinued Operations, and in Note I – Segment Information, to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

“Big Boy” Restaurants

Big Boy restaurants are full service family restaurants offering quick, efficient service, which the Company operates under the name “Frisch’s”. Substantially all of the restaurants also have “drive-thru” service. The restaurants are open seven (7) days a week, typically from 7:00 a.m. to 11:00 p. m. with extended weekend evening hours. Menus are generally standardized with a wide variety of items at moderate prices, featuring well-known signature items such as the original “Big Boy” double-deck hamburger sandwich, freshly made onion rings and hot fudge cake. Menu selections also include many other sandwiches, pasta, roast beef, chicken and seafood dinners, desserts, non-alcoholic beverages and other items. In addition, a full breakfast menu is offered, and substantially all of the restaurants contain breakfast bars that are easily converted to soup and salad bars for lunch and dinner hours. Drive-thru and carryout menus emphasize combo meals that consist of a popular sandwich packaged with french fries and a beverage and sold at a lower price than if purchased separately. Although customers have not shown any significant preference for highly nutritional, low fat foods, such items are available on the menu and salad bars.

Operations in the Big Boy segment are vertically integrated. A commissary is operated near the Company’s Cincinnati headquarters that manufactures and prepares foods, and stocks food and beverages, paper products and other supplies for distribution to Big Boy restaurants. Some companies in the restaurant industry operate commissaries, while others purchase from outside sources. Raw materials, principally consisting of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. The Company believes that its Big Boy operations benefit from centralized purchasing and food preparation through the commissary operation, which ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs. Revenue from the sale of commissary products to licensed Big Boy restaurants amounted to less than four percent (4%) of consolidated revenue in each of the three years in the period ended June 2, 2002. As of June 2, 2002, fifteen (15) of the thirty-four (34) licensed Big Boy restaurants regularly purchased items from the commissary. Big Boy restaurants licensed to other operators in northern Indiana and northwestern Ohio do not buy food and supplies from the commissary. The commissary does not supply the Company’s Golden Corral restaurants.

System-wide Frisch’s Big Boy restaurant sales, which include sales generated by restaurants that the Company licenses to others, were approximately $198 million in fiscal 2002, $195 million in fiscal 2001, and $187 million in fiscal 2000.

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

The Big Boy marketing strategy—“What’s Your Favorite Thing?”—has been in place since the latter half of fiscal 1998. The Company believes its effectiveness has not diminished. It emphasizes Big Boy’s distinct signature menu items. Since the spring of 1999 the use of radio and cable TV has been utilized to reach more consumers more cost effectively than had the previous practice of placing most of the commercial spots on network television. The Company currently expends for advertising an amount equal to two and one-half percent (2 ½%) of Big Boy gross sales.

As part of the Company’s commitment to serve customers in clean, pleasant surroundings, the company renovates approximately one-fifth of its Big Boy restaurants each year; the renovations rotate between a “minor” redecoration after five (5) and fifteen (15) years of operation and a “major” renovation after ten (10) and twenty (20) years of operation.

At the end of fiscal 1997, the Company completed a restructuring of its Big Boy operations by closing fifteen (15) unprofitable restaurants, including all restaurants in the Indianapolis, Indiana area. In April 2001, the Company opened its first new Big Boy restaurant since 1997. The new restaurant features a complete new style of architecture that was designed to differentiate the Big Boy concept from that of its competitors. The redesign was tailored to meet shifting customer preferences, the result of extensive consumer research. Three (3) more of these new restaurants were opened during the year ended June 2, 2002, one of which was a replacement of an older Big Boy restaurant on its existing site. One (1) Big Boy restaurant was under construction as of June 2, 2002 that is scheduled to open in September, 2002. This restaurant also replaces an older restaurant on its existing site and will likely be the last Big Boy restaurant to be built that fully utilizes the new style of architecture. On average, the approximate cost to build and equip each of the four (4) Big Boy restaurants that were using the redesigned architecture as of June 2, 2002 amounted to $2,250,000, including land. A more cost effective derivative of the prototype will be developed during fiscal 2003. No other Big Boy restaurants are scheduled to open during fiscal 2003.

The following tabulation sets forth Big Boy restaurant openings and closings for restaurants both operated by the Company and licensed to other operators for the five years ended June 2, 2002:

	Year ended
	5/31/98	5/30/99	5/28/00	6/3/01	6/2/02
Big Boy Restaurants Operated by the Company

Opened	—	—	—	1	3
Replaced by new buildings	—	—	—	(1)	(1)
Closed	—	—	—	(2)	(1)

Total Operated Big Boy Restaurants	88	88	88	86	87
Big Boy Restaurants Licensed to Others

Opened	—	3	1	1	0
Closed	(5)	—	(1)	(2)	(2)

Total Licensed Big Boy Restaurants	34	37	37	36	34

Franchise fees are charged to licensees for use of trademarks and trade names and licensees are required to make contributions to the Company’s general advertising account. These fees and contributions are calculated principally on percentages of sales. Total franchise and other service fee revenue earned by the Company from licensees was substantially less than one percent (1%) of consolidated revenue for each of the three fiscal years in the period ended June 2, 2002. Other service fees from licensees include revenue from accounting and payroll services that five (5) of the licensed restaurants currently purchase from the Company.

The license agreements with licensees are not uniform, but most of the licenses for individual restaurants that were in effect as of June 2, 2002 are covered by agreements containing the following provisions:

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

For license agreements entered into after June 2, 2002, the term of the license will be increased to twenty (20) years.

“Golden Corral” Restaurants

In 1998, the Company entered into an area development agreement with Golden Corral Franchising Systems, Inc. of Raleigh, North Carolina (“Franchisor”), under which development rights were granted to the Company to establish and operate twenty-six (26) Golden Corral restaurants in certain markets in Ohio, Kentucky and Indiana, principally the greater metropolitan areas of Cincinnati and Dayton, Ohio and Louisville, Kentucky. In July 2000, the Company entered into a second area development agreement with the Franchisor, which grants development rights to the Company to establish and operate fifteen (15) additional Golden Corral restaurants in certain defined markets in the Cleveland and Toledo, Ohio Designated Market Areas. The Company does not have the right to sub-license others to use the Golden Corral system or proprietary marks.

The Company opened its first Golden Corral restaurant in 1999. Sixteen (16) Golden Corral restaurants were operating as of June 2, 2002, four (4) having been added during fiscal 2000, five (5) in fiscal 2001 and six (6) in fiscal 2002. The Company is in full compliance with the development schedules set forth in the area development agreements. The agreements continue to require that all forty-one (41) restaurants licensed to the Company are to be open and in operation by December 31, 2007, even though these agreements were slightly modified in January 2002 to allow the Company to temporarily slow-down the development schedule. Current plans call for three (3) to four (4) additional restaurants to be open by the end fiscal 2003, two (2) of which were under construction as of June 2, 2002 which subsequently opened respectively in June and July 2002. On average, the approximate cost to build and equip each Golden Corral restaurant is $3,000,000, including land.

Golden Corral is a grill-buffet style family restaurant concept offering a wide variety of buffet items. The “Golden Choice Buffet” features many varieties of meat including fried and rotisserie chicken, meat loaf, pot roast, fish and a carving station that rotates hot roast beef, ham and turkey. The buffet also includes fresh fruits and vegetables, other hot and cold buffet foods, a salad bar, desserts, an in-store display bakery that offers made-from-scratch bakery goods every 15 minutes, and many non-alcoholic beverage items. Grilled to order steaks are also available. Most of the food is prepared in full view of customers in order to emphasize its freshness and quality. The restaurants have distinctive exteriors and interior designs and trade dress, and are open seven (7) days a week for lunch and dinner, providing prompt, courteous service in a clean and wholesome family atmosphere. Typical operating hours are 11:00 a.m. to 10:00 p.m. Additionally, the restaurants open earlier on weekends to provide a breakfast buffet. The Company has sole discretion as to the prices charged to its customers.

The “Great Steak Buffet” will be introduced during the first quarter of fiscal 2003. All new and existing Golden Corral’s will be fitted with larger charbroil grills that will be placed directly on the buffet line. This new format will allow customers to be served grilled-to-order steaks directly from the buffet line as part of the regular buffet price. The conversion is expected to be completed in September 2002.

The Company may only sell such products, food, beverages and other menu items that meet the Franchisor’s standards of quality and quantity, as expressly approved and have been prepared in accordance with the Franchisor’s specifications. The Company currently purchases substantially all such menu items from the same vendor that the Franchisor uses for its operations. Deliveries are made two or three times per week. Other vendors are available to provide products meeting the Franchisor’s specifications should the Company wish or need to make a change.

Under the terms of the area development agreements, each Golden Corral restaurant operated by the Company is governed by an individual franchise agreement. The term of each franchise granted is for fifteen (15) years from the date the restaurant opens for business. Renewal privileges include two (2) additional consecutive five (5) year terms provided that the terms are the same as the then-current form of renewal required by the Franchisor.

In consideration of the granting of each individual franchise agreement, an initial franchise fee of $40,000 is required. Additionally, a royalty fee is required in an amount equal to four percent (4%) of the restaurant’s gross sales, and the Company is required to expend or contribute for advertising an amount not less than two percent (2%) of its gross sales up to a maximum of six percent (6%) of its gross sales. The Company currently is required to spend two percent (2%) of Golden Corral’s gross sales on advertising.

Other Developments

Each of the Company’s restaurants is managed through standardized operating and control systems. To enhance these controls, the installation of a point-of-sale (POS) system was completed in all Big Boy restaurants in February 1999. The system has eliminated many cumbersome tasks such as manual order entry and the errors associated with it. It has provided cost savings and administrative advantages allowing management to instantly accumulate and utilize data for more effective decision making, while allowing managers to spend more time in the dining room focusing on customer needs. The total investment exceeded $4.8 million. As part of an upgrade to the POS system, the Company is currently installing a new back office system in each restaurant, requiring an investment of approximately $4,500 per restaurant, that will improve tracking and reporting capabilities and should help to drive food costs lower through improved inventory management.

At the beginning of fiscal 1999, the Company initiated a new incentive-based compensation program for Big Boy restaurant managers, area supervisors and regional directors (collectively, operations management) that was later expanded to include Golden Corral operations management. It replaced a bonus program that was paid on the basis of increases in sales and profit over the previous year, which sometimes had the adverse effect of penalizing better managers. The new program ties compensation of operations management more directly to the cash flow of their restaurant(s), allowing incentive compensation to be earned on a more consistent basis. In addition, the maximum amount that restaurant managers can earn was also increased to a level the Company believes is well above the average for competing concepts. As had been expected, a reduction in restaurant manager turnover has been achieved. The Company believes the program has helped to build a strong management team that has focused on building same store sales and margins.

The Company has comprehensive recruiting and training programs designed to maintain the food and service quality necessary to achieve its goals for operating results. The Company considers its investment in its people to be a strategic advantage. The Company maintains a management recruiting staff at its headquarters. Corporate training centers are operated in Cincinnati, Ohio and Covington, Kentucky for the purpose of conducting training programs for new managers. The training includes both classroom instruction and on-the-job training. In 2001, a full time recruiter was added to attract high quality hourly-paid restaurant workers. Innovative software products were introduced in 1998 and 1999 consisting of an employee selection program that helps lower hourly employee turnover rates; a telephone processed program that measures employee job satisfaction; and an interactive employee training program that uses training videos and quizzes. These training videos have evolved from CD ROM format in 1998 to downloaded versions from the Company’s headquarters to today’s digital videos that are loaded directly onto the hard drive of a PC located at each restaurant that is networked to the POS system, allowing headquarters to access to the interactive results. The production of the current digital training videos with updated training material was completed in May 2002 at a cost of approximately $250,000.

The Company’s headquarters legacy information systems were evaluated in 2002 and found to be incapable of supporting the Company’s long-term planned growth without eventually incurring substantial annual incremental costs. The Company is currently making plans to replace its legacy systems with an integrated enterprise system designed to support the Company’s information needs today and well into the foreseeable future. The installation of the system is a long-term process that could take one to three years to fully install.

Since 1998, the Company has acted as the general contractor for substantially all new restaurant construction (except for Golden Corrals in northeastern Ohio). A project manager employed by the Company generally selects a construction firm to be the construction manager to do the construction work, along with sub-contractors that are also selected by the project manager. In addition to coordinating the construction job, the project manager is responsible for ensuring that the project is completed on time and on budget. Most new restaurant construction requires approximately eighteen (18) weeks to complete.

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

Seasonality

The Company’s business is moderately seasonal for both the Big Boy and Golden Corral operating segments, with the third quarter of the fiscal year (December through February) normally accounting for a smaller share of annual revenues. Additionally, severe winter weather can have a marked negative impact upon revenue during the third quarter. Occupancy and other fixed operating costs have a greater negative impact on operating results during any quarter that may experience lower sales.

Working Capital

The Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry. The deficit is often substantial, but management believes that such position does not hinder the Company’s ability to satisfactorily retire its obligations when due, as significant cash flow is provided by operations and substantially all of the Company’s retail sales are cash or credit card sales. In addition, the Company’s credit lines are readily available when needed. As of June 2, 2002, the working capital deficit was $14,864,000.

Customers, Backlog and Government Contracts

Since substantially all of the Company’s retail sales are derived from food sales to the general public, neither the Big Boy nor the Golden Corral operating segments have any material dependence upon a single customer or any group of a few customers. No backlog of orders exists and no material portion of the business of either operating segment is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the government.

Competition

The restaurant industry is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. Both the Big Boy and Golden Corral operating segments have numerous competitors, including national chains, regional and local chains, as well as independent operators, none of which, in the opinion of the Company, is dominant in the family-style sector of the restaurant industry. Competition continues to increase from supermarkets and other non-traditional competitors, as home meal replacement continues to grow in popularity. The principal methods of competition in the restaurant industry are brand name recognition and advertising; menu selection and prices; food quality and customer perception of value, speed and quality of service; cleanliness and fresh, attractive facilities in convenient locations. Proper staffing levels and employee training have also become competitive factors in recent years. In addition to competition for customers, sharp competition exists for qualified restaurant managers and for hourly restaurant workers, and for quality sites on which to build new restaurants.

Research and Development

The Company’s corporate staff includes a manager of research and development for its Big Boy restaurants whose responsibilities entail development of new menu selections and enhancing existing products. While these activities are important to the Company, these expenditures have not been material during the three years in the period ending June 2, 2002 and are not expected to be material to the Company’s future results.

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

The Company is subject to the franchising regulations of the Federal Trade Commission and the franchising laws of Ohio, Kentucky and Indiana where it has licensed Big Boy restaurants to other operators.

Environmental Matters

The Company does not believe that various federal, state or local environmental regulations will have any material impact upon the capital expenditures, earnings or competitive position of either the Big Boy or Golden Corral operating segments. However, the Company can not predict the effect of any future environmental legislation or regulations.

Employees

As of June 2, 2002, the Company and its subsidiaries employed approximately 7,400 persons, including approximately 1,600 in Golden Corral restaurants. Approximately 3,000 of the Company’s employees are considered part-time (those who work less than 24 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to restaurant sales levels. None of the Company’s employees is represented by a collective bargaining agreement, and management considers employee relations to be excellent.

Geographic Areas

The Company has no operations outside of the United States of America. Substantially all of the Company’s revenues, consisting principally of retail sales of food and beverages to the general public and certain wholesale sales to and license fees from restaurants licensed to other operators, are generated in various markets in the states of Ohio, Kentucky and Indiana from the use of the Company’s long-lived assets, substantially all of which are in service in Ohio, Kentucky and Indiana.

ITEM 2—PROPERTIES

Substantially all of the Company’s restaurants are free standing, well-maintained facilities. Substantially all of the Big Boy restaurants have a “drive-thru” window. The following tabulation sets forth the range and average floor space and the range and average seating capacity by operating segment (similar information for Big Boy restaurants licensed to others is not available):

	Floor space – Sq. Ft.			Seating capacity
	Range			Range
	Smallest	Largest	Average	Smallest	Largest	Average
Big Boy	3,578	6,820	5,610	105	200	155
Golden Corral	9,952	9,952	9,952	348	348	348

Sites acquired for development of new Company operated restaurants are identified and evaluated for potential long-term sales and profits. A variety of factors are analyzed including demographics, traffic patterns, competition and other relevant information. Older Big Boy restaurants are generally located in urban or heavily populated suburban neighborhoods that cater to local trade rather than highway travel. Restaurants opened since the middle part of the 1980’s have generally been located near interstate highways. The following table sets forth certain operating segment information with respect to the number and location of all restaurants as of June 2, 2002:

	Big Boy
	Company Operated	Operated by Licensees	Golden Corral
Ohio	65	26	11
Kentucky	18	3	4
Indiana	4	5	1

Total	87	34	16

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

	Big Boy		Golden Corral
Land and building owned	62		14
Land or land & building leased	26	*	2

Total	88		16

The twenty-eight (28) leases in the above table generally require the Company to pay property taxes, insurance and maintenance, and provide for prime terms of fifteen (15) or twenty (20) years with options aggregating ten (10) or fifteen (15) years. All but two (2) of the twenty (20) leases that expire during the next five (5) years have options to renew ranging from five (5) to twenty-five (25) years and/or have favorable purchase options:

Fiscal year ending in	Number of leases expiring
2003	3
2004	3
2005	6
2006	5
2007	3

*
One (1) Big Boy restaurant was under construction in Kentucky as of June 2, 2002, which is a replacement of an older restaurant on its existing site which is on leased land. As of June 2, 2002, the Company had two (2) Golden Corral restaurants under construction—one each in Ohio and Indiana. The Ohio restaurant is being built on leased land.

None of the Company’s real property is currently encumbered by mortgages or otherwise pledged as collateral. With the exception of certain delivery equipment utilized under capital leases expiring during periods to 2009, the Company owns substantially all of the furnishings, fixtures and equipment used in the operation of the business.

The Company owns a 79,000 square foot building that houses its commissary in Cincinnati, Ohio. It is suitable and adequate to supply Company operated Big Boy restaurants and the needs of Big Boy restaurants licensed to others in all the Company’s market areas for the foreseeable future. As the facility normally operates one shift daily, additional productive capacity is readily available if and when needed. The Company maintains its headquarters in Cincinnati on a well-traveled street in a mid-town business district. This administrative office space approximates 49,000 square feet and is occupied under an operating lease expiring December 31, 2012, with a renewal option through December 31, 2022.

One former Ohio Big Boy restaurant that was permanently closed during fiscal 2001 was listed for sale with a broker as of June 2, 2002. Six (6) surplus land locations were also listed for sale with brokers as of June 2, 2002. Three (3) of these sites are located in Ohio, with one (1) each being located in Kentucky, Indiana and Texas. Additionally, the Company owns two (2) other sites located in Kentucky for which no specific plans have been made.

The Company has assigned or sub-let certain leases of former operating properties that have average annual obligations approximating $54,000 over the next five (5) years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or sub-let the properties. Lease obligations of $180,000 per year for former operating property that has not been assigned or sub-let will expire in 2005.

ITEM 3—LEGAL PROCEEDINGS

From time to time, the Company is subject to various claims and suits in the ordinary course of business. The Company does not believe that any ultimate liability for such claims will have a material impact on its earnings or financial condition.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2002, no matters were submitted to a vote of security holders.

PART II

(Items 5 through 9)

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quarterly Data

The Company’s common stock is traded on the American Stock Exchange under the symbol “FRS”. The following table sets forth the high and low sales prices for the common stock for each quarter within the Company’s two most recent fiscal years:

	Year Ended June 2, 2002			Year Ended June 3, 2001
	Stock Prices		Dividend	Stock Prices		Dividend
	High	Low	per share	High	Low	per share
1st Quarter	$14.50	$12.60	8¢	$12.50	$9.50	8¢
2nd Quarter	14.30	13.00	9¢	14.13	10.25	8¢
3rd Quarter	20.25	13.40	9¢	15.13	12.80	8¢
4th Quarter	24.80	18.55	9¢	13.65	11.45	8¢

Through July 10, 2002, the Company has paid 166 consecutive quarterly cash dividends during its 42 year history as a public company. The closing price of the Company’s common stock as reported by the American Stock Exchange on May 31, 2002 was $19.90. There were approximately 2,300 shareholders of record as of June 26, 2002.

ITEM 6—SELECTED FINANANCIAL DATA

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

SUMMARY OF OPERATIONS

	(in thousands, except per share data)
	2002	2001 *	2000	1999	1998
Revenue
Sales	$210,434	$187,465	$165,847	$146,671	$139,474
Other	1,324	2,565	1,353	1,346	1,213

Total revenue	211,758	190,030	167,200	148,017	140,687
Costs and expenses
Cost of sales
Food and paper	69,995	62,696	54,621	47,029	45,277
Payroll and related	73,811	64,826	57,287	50,559	46,895
Other operating costs	42,237	38,074	34,230	30,724	30,526

	186,043	165,596	146,138	128,312	122,698
Administrative and advertising	11,062	10,286	9,225	8,963	7,553
Impairment of long-lived assets	—	1,549	—	1,125	375
Interest	2,420	2,607	2,411	2,437	3,076

Total costs and expenses	199,525	180,038	157,774	140,837	133,702

Earnings from continuing operations before income taxes and extraordinary item	12,233	9,992	9,426	7,180	6,985
Income taxes
Current	3,557	2,857	3,533	2,887	1,928
Deferred	705	578	(182)	(267)	397

	4,262	3,435	3,351	2,620	2,325

Earnings from continuing operations	7,971	6,557	6,075	4,560	4,660
Income (loss) from discontinued operations (net of applicable tax)	—	430	70	(142)	(115)
Gain on disposal of discontinued operations (net of applicable tax)	—	699	—	—	—

Earnings (loss) from discontinued operations	—	1,129	70	(142)	(115)
Extraordinary item (net of applicable tax)	—	—	—	3,712	—

NET EARNINGS	$7,971	$7,686	$6,145	$8,130	$4,545

Diluted net earnings per share of common stock
Continuing operations	$1.59	$1.27	$1.08	$.76	$.75
Discontinued operations	—	.22	.01	(.02)	(.02)
Extraordinary item	—	—	—	.62	—

	$1.59	$1.49	$1.09	$1.36	$.73

Cash dividends per share	$.35	$.32	$.31	$.28	$.26
Other financial statistics
Working capital (deficit)	$(14,864)	$(10,967)	$3,056	$(9,610)	$(8,450)
Capital expenditures	28,931	24,729	13,837	12,709	11,235
Total assets	129,335	108,310	107,779	103,426	106,724
Long-term obligations	45,754	33,932	35,891	31,605	41,855
Cost to repurchase common stock	1,792	3,802	5,503	1,067	17,690
Shareholders’ equity	61,230	56,446	54,167	55,288	49,910
Book value per share at year end	$12.47	$11.26	$10.13	$9.37	$8.31
Return on average equity	13.5%	13.9%	11.2%	15.5%	7.9%
Weighted average number of diluted shares outstanding	5,013	5,144	5,658	5,968	6,238
Number of shares outstanding at year end	4,911	5,012	5,345	5,901	6,005
Percentage increase (decrease) in total revenue	11.4%	13.7%	13.0%	5.2%	(8.6%)
Earnings as a percentage of total revenue
Earnings from continuing operations before income tax and extraordinary item	5.8%	5.3%	5.6%	4.9%	5.0%
Net earnings	3.8%	4.0%	3.7%	5.5%	3.2%

*	Indicates 53 week period

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Total revenue for the year ended June 2, 2002 (fiscal 2002) was a record $211,758,000. Comparable revenue from continuing operations was $190,030,000 in fiscal 2001 and $167,200,000 in fiscal 2000. Fiscal 2001 contained 53 weeks. The extra week contributed revenue of $3,933,000.

Net earnings for fiscal 2002 were $7,971,000, or diluted earnings per share (EPS) of $1.59. Comparable earnings from continuing operations were $6,557,000, or $1.27 diluted EPS in fiscal 2001 and $6,075,000, or $1.08 diluted EPS in fiscal 2000.

The extra week in fiscal 2001 contributed $330,000 or $.06 diluted EPS to earnings from continuing operations. Fiscal 2001 also benefited from a $1,104,000 gain ($724,000 net after income tax, or $.14 diluted EPS) from the sale of certain unused territorial franchise rights. In addition, fiscal 2001 was adversely impacted by impairment of assets charges of $1,575,000 ($1,033,000 net after income tax, or $.20 diluted EPS) that resulted from closing two unprofitable Big Boy restaurants during the year. Net earnings for fiscal 2001 were $7,686,000 or $1.49 diluted EPS, which included earnings from discontinued hotel operations of $1,129,000, or $.22 diluted EPS. This included a net gain of $699,000 (net of selling expenses and tax) or $.14 diluted EPS from the disposal of two hotels. Net earnings for fiscal 2000 were $6,145,000 or $1.09 diluted EPS, which included earnings from discontinued hotel operations of $70,000, or $.01 diluted EPS. In conformity with discontinued operations accounting standards, provision for depreciation expense on the hotel properties was suspended when divestiture plans were announced in March, 2000. Depreciation expense related to hotel assets was zero in fiscal 2001 and was $1,358,000 in fiscal 2000.

Results of Operations

The discussion of Results of Operations compares the results of operations of fiscal 2002 with the comparable results from continuing operations (excludes all hotel transactions) for fiscal 2001 and fiscal 2000.

Sales revenue consists principally of retail sales to the customers of Big Boy and Golden Corral restaurants. Retail sales patterns and customer traffic may increase or decrease in existing restaurants due to a variety of reasons including changes in the menu mix, customers’ perception of value and changes in neighborhood demographics. Changes in sales revenue also occur when new restaurants are opened, older restaurants are permanently closed and menu prices are increased. Big Boy sales also include wholesale sales from the Company’s commissary to restaurants licensed to other operators, which amounted to less than 4 percent of total revenue in all three years.

Same store sales in Big Boy restaurants improved by 4.6 percent during fiscal 2002, including a 5.4 percent rise for the fourth quarter, marking the nineteenth consecutive quarter that Big Boy same store sales gains have been achieved. Big Boy same store sales increases were 3.4 percent in fiscal 2001 and were 5 percent in fiscal 2000. The extra week contained in fiscal 2001 was excluded in calculating the percentage increase of all same store sales. Higher customer counts drove the sales increases during the latter half of the year, aided by mild winter weather and the slower economy that brings cost conscious diners to Big Boy instead of higher priced full service establishments. Strong carryout and drive-thru trade continued to outpace the increase in dining room sales during fiscal 2002, but the margin narrowed significantly when compared to the prior two years. A combination of new menu items and menu price hikes also helped to drive the increases in all three years. During fiscal 2000, menu prices were increased 1.5 percent near the end of the first quarter and just under 2 percent near the end of the third quarter. Price increases similar in size to fiscal 2000 were implemented during the corresponding periods in fiscal 2001. A menu price increase of 1.4 percent was implemented in September, 2001 and a similar increase was made in February, 2002. Another menu price increase is currently being planned for the autumn of 2002. Average annual sales volume of a Big Boy restaurant reached $1,819,000 in fiscal 2002, up from $1,726,000 (comparable 52 week basis) in fiscal 2001 and $1,656,000 in fiscal 2000.

Since the beginning of fiscal 2001, four new Big Boy restaurants have been opened, one of which was a replacement building on the same land, while three older, under performing restaurants were permanently closed. No Big Boy restaurants were opened or closed during fiscal 2000. No new Big Boy restaurants are expected to open during fiscal 2003, although one replacement building is currently under construction.

Sales from Golden Corral restaurants were $45,268,000 during fiscal 2002, an increase of $18,465,000 or 69 percent higher than fiscal 2001, and $32,567,000 higher than two years ago. As new restaurants open, an initial burst of curiosity sales is usually experienced as the general public is eager to try-out the new restaurant. This “honeymoon” period typically lasts several months before the restaurant’s sales reach normalized levels. In a period of rapid growth such as the Company has experienced the last three years in developing Golden Corrals, year over year comparisons frequently are not meaningful. Eleven Golden Corrals were in operation throughout fiscal 2002, including one that opened on the first day of fiscal 2002. A total of sixteen Golden Corrals were operating at the end of fiscal 2002. Five Golden Corrals were in operation for all of fiscal 2001. A total of ten Golden Corrals were operating at the end of fiscal 2001. Only one Golden Corral was in operation for the full fiscal 2000, while four were added during the year. Average annual sales volume for restaurants in operation throughout fiscal 2002 was $3,452,000 per restaurant. Three to four more Golden Corrals will add sales revenue in fiscal 2003, including two that opened respectively in June and July of 2002. A 1.3 percent price increase was implemented in February of 2001 with a .9 percent increase in February, 2002.

The “Great Steak Buffet” will be introduced in all Golden Corral restaurants during the first quarter of fiscal 2003. The concept features all-you-can-eat charbroiled steaks, allowing a higher price point to be charged. Higher sales, profits and cash flows are expected to be achieved from this initiative.

As of June 2, 2002, the Company had licensed 34 Big Boy restaurants to other operators compared with 37 such restaurants at the start of fiscal 2000. Other revenue is normally comprised principally of franchise and other service fees earned from these licensed restaurants. In addition, other revenue for fiscal 2001 included $1,104,000 from the sale of unused Big Boy territorial rights in areas that had been abandoned by the Company years ago.

Cost of sales for fiscal 2002 increased $20,446,000 or 12.3 percent higher than fiscal 2001, roughly proportionate to the 11.4 percent revenue increase (12.1 percent increase excluding last year’s revenue from the sale of territorial franchise rights). As a percentage of revenue, cost of sales was 87.9 percent in fiscal 2002, 87.1 percent in fiscal 2001 (87.7 percent without benefit of the non-recurring revenue from the sale of territorial franchise rights) and 87.4 percent in fiscal 2000. An analysis of the components of cost of sales follows.

As a percentage of Big Boy sales, food and papercosts in Big Boy restaurants were 31.2 percent, 31.7 percent and 31.6 percent, respectively, during fiscal years 2002, 2001 and 2000. Food cost percentages for Big Boy restaurants benefited in all three years from higher sales of carryout and drive-thru meals, which usually have lower food cost percentages than a typical dinner served in the dining room. Menu price hikes in all three years have also helped to keep the percentages in line despite higher costs of certain commodities, especially beef, cheese and other dairy products. The cost of these commodities began to recede during the latter half of fiscal 2002 resulting in the 31.2 food cost percentage. Food cost in Golden Corral restaurants, which as a percentage of sales is much higher than in Big Boy restaurants, continues to drive consolidated food and paper costs higher as more Golden Corrals open. The consolidated food cost percentage rose to 33.1 percent of revenue during fiscal 2002, up from 33.0 percent (33.2 percent without benefit of the non-recurring revenue from the sale of territorial franchise rights) and 32.7 percent, respectively, during fiscal years 2001 and 2000.

Although not critical to the fair presentation of the Company’s financial condition or its results of operations, the assumptions used to measure reserves for self insurance can be complex and sometimes require management to exercise considerable judgment. Favorable claims experience allowed self insurance reserve estimates to be lowered by $417,000 and $483,000, respectively, in fiscal 2001 and 2000. Unfavorable claims experience in fiscal 2002 resulted in raising reserve estimates by $26,000 with a corresponding charge taken to earnings.

Payroll and related expenses were 34.9 percent, 34.1 percent and 34.3 percent of revenue, respectively, during fiscal years 2002, 2001 and 2000. Without the adjustments in estimates of self insurance reserves apportioned to payroll and related expenses, fiscal 2002 would have remained at 34.9 percent of revenue while fiscal 2001 would have been 34.3 percent of revenue (34.5 percent without benefit of the non-recurring revenue from the sale of territorial franchise rights), and fiscal 2000 would have been 34.5 percent of revenue. Although pay rates stabilized and began to recede during fiscal 2002, several other factors accounted for the fiscal 2002 increase in the payroll and related percentage when compared with the prior two years. First, an increase in service hours worked in relation to hours of operation added to higher payroll costs. Second, variable compensation for restaurant management earned was much greater than levels paid in the prior two years. Third, higher costs for pension and medical plan coverage were incurred during the year. Two other factors kept this year’s payroll and related percentage from rising higher than it did. First, the costs of certain other employee benefits are fixed and do not necessarily rise with higher levels of pay or higher sales levels. Second, payroll and related expense percentages for Golden Corral restaurants are lower than for Big Boy restaurants. Therefore, as more Golden Corral restaurants are opened, the percentage impact of overall payroll and related costs is lessened. Even though Golden Corral restaurants enjoy a lower payroll and related expense percentage than do Big Boy restaurants, the Company believes there is room for improvement and will focus on lowering Golden Corral payroll costs in fiscal 2003.

The fair value of the assets in pension plans sponsored by the Company has been adversely affected by poor investment results in the stock market, which has increased the Company’s pension expense after many years of steady, low costs. The net periodic pension cost (benefit) was $499,000, $(113,000) and $39,000, respectively, in fiscal years 2002, 2001 and 2000. The net periodic pension cost for fiscal 2003 is expected to be more than double that of fiscal 2002.

Federal legislation has once again been introduced that calls for raising the minimum wage. If enacted, the legislation would raise the minimum wage by $1.50 per hour in three stages over a period of about 15 months: to $5.75 within 60 days of enactment, to $6.25 on January 1, 2003 and $6.65 on January 1, 2004. The Company estimates the first stage would have little immediate material impact. The second and third stages could each add as much as a ½ percentage point or more to consolidated payroll and related expenses expressed as a percentage of revenue. Higher menu prices together with tighter payroll standards, reducing the number of hours worked for a given sales level, would likely be used to offset the pressure brought from a higher minimum wage.

Other operating costs include occupancy costs, depreciation, utilities, opening expenses and various other restaurant operating costs. These expenses were 19.9 percent of revenue during fiscal 2002, compared with 20 percent (20.2 percent without benefit of the non-recurring revenue from the sale of territorial franchise rights) during fiscal 2001 and were 20.5 percent in fiscal 2000. As these expenses tend to be more fixed in nature, sales increases from higher customer traffic and menu price hikes generally cause these costs to be a lower percentage of revenue. Significant charges for new restaurant opening costs were incurred in all three years. Opening expenses for Golden Corral restaurants were $1,380,000, $1,699,000 and $984,000, respectively, in fiscal years 2002, 2001 and 2000. Opening expenses for Big Boy restaurants were $395,000, $201,000 and zero, respectively, in fiscal years 2002, 2001 and 2000.

Results for fiscal 2001 were adversely affected by impairment of long-lived assets charges totaling $1,549,000, that resulted from closing two unprofitable Big Boy restaurants during that year.

Administrative and advertising expense during fiscal 2002 increased $776,000 or 7.5 percent higher than fiscal 2001, and was $1,836,000 or 19.9 percent higher than fiscal 2000. The largest component of the increases is higher spending for Big Boy and Golden Corral advertising and marketing, which is proportionate with higher sales levels, reflecting the Company’s long standing policy to spend a constant percentage of sales on advertising and marketing. Golden Corral sales volume in fiscal 2002 reached the economy of scale necessary for television advertising, which began in the Cincinnati market during the year. Golden Corral TV spots are expected to be expanded during fiscal 2003. When compared with fiscal 2000, other components of the fiscal 2002 and fiscal 2001 increase include higher corporate bonus accruals commensurate with continued improvements in earnings.

Interest expense during fiscal 2002 decreased $186,000 or 7.2 percent lower than fiscal 2001 and was $10,000 higher than fiscal 2000. Three factors contributed heavily to the fiscal 2002 reduction in spite of much higher outstanding debt levels at the end of the year: higher levels of capitalized interest during active construction periods, much lower variable interest rates and a lower level of debt to begin the year principally because proceeds from the sales of the hotel properties were used to repay debt last year. Interest expense should increase over the long term even though borrowing levels are expected to slow substantially in fiscal 2003 because the full effect of having borrowed $17,000,000 in fiscal 2002 will be felt and because variable rates are more likely to rise than fall.

Income tax expense as a percentage of pre-tax earnings was 34.8 percent for fiscal 2002, compared with 34.4 percent in fiscal 2001 and 35.5 percent in fiscal 2000. These rates have been kept consistently low through the

Company’s use of tax credits, principally the federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Credit.

Critical Accounting Policies

Two factors are required for an accounting policy to be deemed critical. The policy must be significant to the fair presentation of a company’s financial condition and its results of operations, and the policy must require management’s most difficult, subjective or complex judgments. Management believes that its policy used in accounting for the impairment of long-lived assets is the Company’s only critical accounting policy because of its potential for significant impact on financial condition and results of operations. A discussion of this policy can be found under the “Property and Equipment” caption of Note B to the consolidated financial statements.

Liquidity and Capital Resources

The Company historically maintains a strategic negative working capital position, a common practice in the restaurant industry. Since substantially all of the Company’s retail sales are cash or credit card sales, management believes that the $14,864,000 working capital deficit as of June 2, 2002 does not and will not hinder the Company’s ability to satisfactorily retire its obligations when due.

Operating cash flows were $20,100,000 in fiscal 2002. In addition to servicing debt, these cash flows were utilized for discretionary objectives, including capital projects (principally restaurant expansion), dividends, and repurchases of the Company’s common stock. Unsecured credit lines are readily available when needed to help finance capital projects.

Investing activities in fiscal 2002 included $28,931,000 in capital costs. This includes $17,602,000 for Golden Corral restaurants, principally for new restaurant construction and site acquisitions, and $11,329,000 for Big Boy restaurants which includes new restaurant construction, site acquisitions, remodeling existing restaurants, routine equipment replacements and other capital outlays. Remaining expenditures to complete new restaurant construction that was in progress as of June 2, 2002 are estimated at $2,356,000 for Golden Corrals and $1,745,000 for one Big Boy restaurant. It is the Company’s policy to own its restaurant properties; however, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Two ground leases for Golden Corral restaurants were entered into during fiscal 2002. These leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended.

No significant property sales occurred during fiscal 2002. Substantially all of the $16,978,000 in proceeds from property sales in fiscal 2001 were from the sale of the two hotel properties, most of which was immediately used to repay debt until needed for restaurant expansion. Proceeds from property sales are normally used for working capital.

Financing activities in fiscal 2002 included $17,000,000 of new debt borrowed against the Company’s credit lines. Payment of long-term debt and capital lease obligations amounted to $2,710,000. Regular quarterly cash dividends paid to shareholders totaled $1,727,000. The Company expects to continue its 42 year practice of paying regular quarterly cash dividends.

Since October, 1998, the Company has had a stock repurchase program. The program was most recently renewed in October, 2000. A total of 128,900 shares were acquired at a cost of $1,792,000 during fiscal 2002. A total of 240,700 shares remain available to be repurchased before the current program expires in October, 2002. Due to the strong upward movement in the stock price since December, 2001, no shares have been acquired since January 4, 2002 and the Company has no current plans to make any further repurchases of its stock. Proceeds of $273,000 were received during the year from employees and directors of the Company who acquired 23,828 shares of the Company’s common stock through exercise of stock options.

Expansion costs are being funded through a combination of cash flow and the Company’s credit facilities that provide for unsecured borrowing of up to $55,000,000. As of June 2, 2002, $44,000,000 had been cumulatively borrowed leaving $11,000,000 available to be drawn upon before the availability of draws is scheduled to expire on September 1, 2003. Decisions to slow Golden Corral and Big Boy expansion plans were made during the latter half of fiscal 2002 to allow better use of cash flows from operations while minimizing the use of credit lines.

The Company’s development agreements with Golden Corral Franchising Systems, Inc. (franchisor) were slightly modified in January, 2002 to allow the Company to more evenly spread the development schedule over the remaining term of the agreement. The Company still plans to open 41 Golden Corral restaurants by December 31, 2007. Plans for fiscal 2003 call for three to four Golden Corrals to open, including two that opened respectively in June and July of 2002. Three more should be under active construction at the end of fiscal 2003. On average, the cost to build and equip each Golden Corral restaurant is approximately $3,000,000, including land. The cost to retrofit all existing Golden Corrals for the “Great Steak Buffet” will run approximately $1,700,000, substantially all of which will be expended before the end of the first quarter of fiscal 2003.

The construction of a Golden Corral restaurant in Canton, Ohio, which had been expected to open in September, 2001, was halted in August, 2001 when structural defects were discovered. In March, 2002, a final assessment of the scope of the defects resulted in the Company’s decision to construct a new building on another part of the lot. The Company intends to assert claims against various firms with which the Company had contracted for the design, engineering and construction of the defective building. The Company expects to recover at least $1,785,000 in expenditures incurred to date. Construction of the new building is expected to begin during the summer of 2002.

Construction of a new Big Boy restaurant to replace an older building on existing land was begun in May, 2002. The cost to build and equip the restaurant is currently estimated at $1,950,000. This restaurant will likely be the last Big Boy restaurant to be built that fully utilizes the building prototype that was introduced last year. A more cost effective derivative of the prototype will be developed, the first of which is expected to be under construction by the end of fiscal 2003. Land acquisitions will likely continue during fiscal 2003. The Company routinely renovates approximately one-fifth of its Big Boy restaurants each year, the estimated cost of which for fiscal 2003 totals approximately $750,000. Certain high-volume Big Boy restaurants will be evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

The Company is currently making plans to replace its headquarters legacy information systems with an integrated enterprise system. The installation of the system will be a long term process that could take one to three years to fully install. The total cost to install such a system has yet to be determined as the vendor to supply the new system has yet to be selected. However, as much as $2,000,000 could be expended during fiscal 2003.

Risk Factors and Safe Harbor Statement

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that are not historical facts are forward-looking statements as that item is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified in sentences that contain words such as “should”, “could”, “will”, “may”, “plan”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “believe” and similar words that are used to convey the fact that the statement being made is prospective and does not strictly relate to historical or present facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. The Company undertakes no obligation to update any of the forward-looking statements that may be contained in this MD&A.

Food safety is the most significant risk to any company that operates in the restaurant industry. It has become the focus of increased government regulatory initiatives at the local, state and federal levels resulting in higher compliance costs to the Company. To limit the Company’s exposure to the risk of food contamination, management rigorously emphasizes and enforces the Company’s food safety policies working cooperatively with programs established by health agencies at all levels of government authority, including the federal Hazard Analysis of Critical Control Points (HACCP) program. In addition, the Company makes use of ServSafe Training, a nationally recognized program developed by the National Restaurant Association. The ServSafe program provides accurate, up-to-date science-based information to all levels of restaurant workers on all aspects of food handling, from receiving and storing to preparing and serving. All restaurant managers are required to receive re-certification in ServSafe Training every five years.

Other examples of risks and uncertainties facing the Company include, but are not limited to, the following: intense competition for customers; consumer perceptions of value, food quality and quality of service; changing consumer preferences; changing neighborhood demographics; changes in business strategy and development plans; the rising cost of quality sites on which to build restaurants; incorrect restaurant site selection; the effects of inflationary pressure, including higher energy prices; rolling power outages; shortages of qualified labor; changes in the supply and cost of food; seasonal weather conditions, particularly during the winter months of the third quarter; natural disasters; fires or explosions; criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes; acts of terrorists or acts of war; civil disturbances; boycotts; variable interest rates; limitations on borrowing capacity; legal claims; changes in accounting standards; estimates used in preparing financial statements; disruptions to the business during transitions to new computer software; financial stability of technology vendors to support computer software over the long-term; changes in governmental regulations regarding the environment; exposure to penalties for potential violations of numerous governmental regulations in general, and immigration (I-9) and minor labor regulations in particular; any future imposition by OSHA of costly ergonomics regulations on workplace safety; legislative changes affecting labor law, especially increases in the federal minimum wage; and legislative or court rulings that result in changes to tax codes.

The Company continually takes reasonable preventive measures to reduce its risks and uncertainties. However, the nature of some risks and uncertainties leaves the Company with little control. The materialization of any of the risks and uncertainties identified herein, together with those risks not specifically listed or those that are presently unforeseen, could result in significant adverse effects on the Company’s financial position, results of operations and cash flows, which could include the permanent closure of the affected restaurant(s) with an impairment of assets charge taken against earnings.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has market risk exposure to interest rate changes primarily relating to its $10,000,000 revolving credit loan, all of which is presently outstanding. Interest rates are determined by a pricing matrix that uses various margins that are added to the London Interbank Offered Rate (LIBOR) or a Money Market Based Rate, or are subtracted from the prime rate. The margins are determined by the ratio of bank debt to earnings before income taxes, depreciation and amortization (EBITDA). The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. The Company does not use foreign currency.

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

For Golden Corral restaurants, the Company currently purchases substantially all food, beverage and other menu items from the same vendor that Golden Corral Franchising Systems, Inc. (Franchisor) uses for its operations. Deliveries are made two or three times per week. Other vendors are available to provide products that meet the Franchisor’s specifications should the Company wish or need to make a change.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITORS’ REPORT

Shareholders
Frisch’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Frisch’s Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of June 2, 2002 and June 3, 2001 and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the three years in the period ended June 2, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frisch’s Restaurants, Inc. and Subsidiaries as of June 2, 2002 and June 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 2, 2002, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP
Cincinnati, Ohio
July 10, 2002

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
June 2, 2002 and June 3, 2001

	2002	2001
ASSETS
Current Assets
Cash	$670,726	$280,460
Receivables
Trade	858,524	1,048,983
Other	309,723	415,592
Inventories	3,585,239	3,601,508
Prepaid expenses and sundry deposits	993,366	1,018,741
Prepaid and deferred income taxes	1,069,381	600,164

Total current assets	7,486,959	6,965,448

Property and Equipment
Land and improvements	38,859,285	29,381,174
Buildings	63,069,041	54,099,186
Equipment and fixtures	62,677,482	55,967,327
Leasehold improvements and buildings on leased land	14,692,924	13,263,779
Capitalized leases	7,388,580	7,343,935
Construction in progress	6,790,095	6,959,407

	193,477,407	167,014,808
Less accumulated depreciation and amortization	85,757,893	78,595,507

Net property and equipment	107,719,514	88,419,301

Other Assets
Goodwill	740,644	740,644
Other intangible assets	998,549	980,423
Investments in land	945,217	1,340,492
Property held for sale	2,045,972	1,801,747
Long-term receivables	2,383,479	856,342
Net cash surrender value-life insurance policies	4,571,067	4,367,384
Deferred income taxes	87,086	762,035
Other	2,356,446	2,076,200

Total other assets	14,128,460	12,925,267

	$129,334,933	$108,310,016

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
June 2, 2002 and June 3, 2001

	2002	2001
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term obligations due within one year
Long-term debt	$4,099,770	$1,605,318
Obligations under capitalized leases	466,123	413,824
Self insurance	1,418,040	838,321
Accounts payable	9,357,584	8,870,147
Accrued expenses	6,674,742	5,994,499
Income taxes	334,556	210,290

Total current liabilities	22,350,815	17,932,399

Long-Term Obligations
Long-term debt	35,904,960	23,678,748
Obligations under capitalized leases	4,245,504	4,503,891
Self insurance	2,877,412	2,964,549
Other	2,726,314	2,784,388

Total long-term obligations	45,754,190	33,931,576

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock—authorized, 3,000,000 shares without par value; none issued	—	—
Common stock—authorized, 12,000,000 shares without par value; issued 7,385,107 and 7,362,279 shares—stated value—$1	7,385,107	7,362,279
Additional contributed capital	60,496,396	60,257,601

	67,881,503	67,619,880
Retained earnings	26,487,596	20,243,357

	94,369,099	87,863,237
Less cost of treasury stock (2,474,347 and 2,350,685 shares)	33,139,171	31,417,196

Total shareholders’ equity	61,229,928	56,446,041

	$129,334,933	$108,310,016

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
Three years ended June 2, 2002

	2002	2001*	2000
Revenue
Sales	$210,434,433	$187,464,958	$165,846,505
Other	1,324,023	2,564,642	1,353,295

Total revenue	211,758,456	190,029,600	167,199,800
Costs and expenses
Cost of sales
Food and paper	69,994,741	62,696,341	54,621,455
Payroll and related	73,811,585	64,825,646	57,286,588
Other operating costs	42,236,535	38,074,381	34,230,261

	186,042,861	165,596,368	146,138,304
Administrative and advertising	11,061,466	10,285,259	9,224,978
Impairment of long-lived assets	—	1,549,171	—
Interest	2,420,370	2,606,747	2,410,443

Total costs and expenses	199,524,697	180,037,545	157,773,725

Earnings from continuing operations before income taxes	12,233,759	9,992,055	9,426,075
Income taxes
Current
Federal	3,225,283	2,693,855	3,194,952
Less tax credits	(347,911)	(318,457)	(239,750)
State and municipal	680,212	482,035	577,307
Deferred	704,794	577,661	(181,580)

	4,262,378	3,435,094	3,350,929

Earnings from continuing operations	7,971,381	6,556,961	6,075,146
Income from discontinued operations (net of applicable tax)	—	430,023	70,395
Gain on disposal of discontinued operations (net of applicable tax)	—	698,809	—

Earnings from discontinued operations	—	1,128,832	70,395

NET EARNINGS	$7,971,381	$7,685,793	$6,145,541

Earnings per share (EPS) of common stock:
Basic EPS—continuing operations	$1.61	$1.28	$1.08
Basic EPS—discontinued operations	—	.22	.01

Basic net earnings per share	$1.61	$1.50	$1.09

Diluted EPS—continuing operations	$1.59	$1.27	$1.08
Diluted EPS—discontinued operations	—	.22	.01

Diluted net earnings per share	$1.59	$1.49	$1.09

*	Indicates 53 week period

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Three years ended June 2, 2002

	2002	2001	2000
Cash flows provided by (used in) operating activities:

Net income	$7,971,381	$7,685,793	$6,145,541
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,550,949	8,598,608	9,620,862
Loss (gain) on disposition of assets	372,934	(970,832)	(129,439)
Impairment of long-lived assets	—	1,549,171	—
Gain on disposition of franchise rights	—	(1,104,463)	—

	17,895,264	15,758,277	15,636,964
Changes in assets and liabilities:
Decrease (increase) in receivables	296,328	(230,393)	102,548
Decrease (increase) in inventories	16,269	135,349	(4,398)
Decrease (increase) in prepaid expenses and sundry deposits	25,375	(200,150)	91,601
Decrease (increase) in prepaid and deferred income taxes	205,732	860,873	(206,689)
Increase (decrease) in accounts payable	487,437	1,372,844	(54,394)
Increase (decrease) in accrued expenses	680,243	(283,433)	876,113
Increase (decrease) in accrued income taxes	124,266	(226,425)	11,332
Increase in other assets	(65,445)	(1,088,332)	(543,204)
Increase (decrease) in self insured obligations	492,582	27,341	(337,151)
Decrease in other liabilities	(58,074)	(16,327)	(66,071)

	2,204,713	351,347	(130,313)

Net cash provided by operating activities	20,099,977	16,109,624	15,506,651

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(28,931,094)	(24,728,850)	(13,837,269)
Proceeds from disposition of property	125,025	16,977,631	1,071,836
Proceeds from sale of franchise rights	134,143	500,000	—
(Increase) decrease in other assets	(2,140,557)	133,708	(154,124)

Net cash (used in) investing activities	(30,812,483)	(7,117,511)	(12,919,557)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	17,000,000	15,000,000	11,000,000
Payment of long-term debt and capital lease obligations	(2,709,734)	(18,870,327)	(5,955,824)
Cash dividends paid	(1,727,142)	(1,639,185)	(1,753,429)
Treasury share transactions-net	(1,721,743)	(3,710,263)	(5,472,275)
Stock options exercised (including tax benefit)	342,059	—	—
Employee stock purchase plan	(80,668)	(56,967)	(40,677)

Net cash provided by (used in) financing activities	11,102,772	(9,276,742)	(2,222,205)

Net increase (decrease) in cash and equivalents	390,266	(284,629)	364,889
Cash and equivalents at beginning of year	280,460	565,089	200,200

Cash and equivalents at end of year	$670,726	$280,460	$565,089

Supplemental disclosures:
Interest paid	$2,191,968	$2,810,146	$2,288,527
Income taxes paid	3,850,623	3,392,595	3,667,348
Income tax refunds received	843	—	82,318
Note received from disposition of franchise rights	—	604,462	—

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three years ended June 2, 2002

	Common stock at $1 per share— Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at May 30, 1999	$7,362,279	$60,401,456	$9,804,637	($22,280,869)	$55,287,503
Net earnings for the year	—	—	6,145,541	—	6,145,541
Treasury shares reissued	—	(15,343)	—	46,111	30,768
Treasury shares acquired	—	—	—	(5,503,043)	(5,503,043)
Employee stock purchase plan	—	(40,677)	—	—	(40,677)
Cash dividend paid—$.31 per share	—	—	(1,753,429)	—	(1,753,429)

Balance at May 28, 2000	7,362,279	60,345,436	14,196,749	(27,737,801)	54,166,663
Net earnings for the year	—	—	7,685,793	—	7,685,793
Treasury shares reissued	—	(30,868)	—	122,638	91,770
Treasury shares acquired	—	—	—	(3,802,033)	(3,802,033)
Employee stock purchase plan	—	(56,967)	—	—	(56,967)
Cash dividends paid — $.32 per share	—	—	(1,639,185)	—	(1,639,185)

Balance at June 3, 2001	7,362,279	60,257,601	20,243,357	(31,417,196)	56,446,041
Net earnings for the year	—	—	7,971,381	—	7,971,381
Treasury shares reissued	—	232	—	70,055	70,287
Treasury shares acquired	—	—	—	(1,792,030)	(1,792,030)
Stock options exercised (including tax benefit)	22,828	319,231	—	—	342,059
Employee stock purchase plan	—	(80,668)	—	—	(80,668)
Cash dividends paid—$.35 per share	—	—	(1,727,142)	—	(1,727,142)

Balance at June 2, 2002	$7,385,107	$60,496,396	$26,487,596	($33,139,171)	$61,229,928

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 2, 2002

NOTE A—DESCRIPTION OF THE BUSINESS

Frisch’s Restaurants, Inc. is a regional company that operates and licenses others to operate full service family-style restaurants under the name “Frisch’s Big Boy”, and operates grill buffet style restaurants under the name “Golden Corral” under certain licensing agreements. All restaurants currently operated by the Company are located in various regions of Ohio, Kentucky and Indiana.

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

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, the additional week needed to make a 53-week year is added to the fourth quarter, resulting in a thirteen-week fourth quarter. The fiscal year ended June 3, 2001 was a 53-week year.

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

Some of the more significant items requiring the use of estimates include liabilities for self insurance and deferred executive compensation, value of intangible assets, and the carrying values of long-lived assets and long-lived assets to be disposed of.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $80,000 were included in accounts payable as of June 3, 2001.

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $99,000 at June 2, 2002 and $85,000 as of June 3, 2001.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for buildings or components thereof and 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Interest on borrowings is capitalized during active construction periods of major capital projects. Capitalized interest for fiscal years 2002, 2001 and 2000 was $258,000, $180,000 and $101,000, respectively. The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of June 2, 2002 totaled approximately $4,101,000, including $2,356,000 for Golden Corral restaurants and $1,745,000 for one Big Boy restaurant. The cost of land on which construction is not likely within the next twelve months is included in other assets under the caption “investments in land”.

The Company considers a history of cash flow losses in established geographic market regions to be its primary indicator of potential impairment pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or the Company’s past experience in disposing of unprofitable restaurant properties. Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS 121, is required for fiscal years that begin after December 15, 2001. The adoption of SFAS 144 by the Company on June 3, 2002 did not cause the Company’s primary indicators of impairment to be materially altered and therefore will not have any material impact on the Company’s balance sheet, operating results or cash flows.

During the year ended June 3, 2001, two Big Boy restaurants were closed, and non-cash pretax charges totaling $1,575,000 were recorded as impairment losses. The net realizable value of one of the properties remains on the balance sheet as of June 2, 2002 as a component of the long-term asset caption “Property held for sale.” Certain surplus property is also currently held for sale and the carrying value is the lower of cost or net realizable value.

Intangible Assets and Other Assets

Effective June 4, 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. Under SFAS 142, acquired goodwill is not amortized. Instead, it is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. Reported net income for fiscal years 2001 and 2000 would have been approximately $3,000 higher in both years had goodwill not been amortized. As of June 2, 2002, the carrying amount of goodwill acquired in prior years totaled $741,000, which is net of $308,000 of cumulative amortization. The cumulative amortization includes $257,000 that was amortized prior to November 1, 1970.

Under SFAS 142, intangible assets having a finite useful life continue to be amortized, and are tested annually for impairment in accordance with SFAS 121. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when each restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The carrying amount of Golden Corral initial franchise fees subject to amortization at June 2, 2002 was $576,000, which is net of $64,000 of accumulated amortization, and as of June 3, 2001, was $371,000, which was net of $29,000 of accumulated amortization. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $43,000 per year in each of the next five years for the sixteen Golden Corral restaurants in operation as of June 2, 2002. Amortization for fiscal years 2002, 2001 and 2000 was $35,000, $19,000 and $9,000, respectively. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to operations as incurred.

In January 2001, the Company reached an agreement with Big Boy Restaurants International, LLC (“International”), giving the Company exclusive, irrevocable ownership of certain rights to the “Big Boy” trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. The Company received these rights and $1,230,000 in exchange for ceding the Company’s sub-franchise “Big Boy” territorial rights in the states of Florida, Texas, Oklahoma and Kansas. International paid $500,000 in cash and issued a note to the Company for $730,000, payable in four equal annual installments of $182,500, the first of which was received in January 2002. The $1,100,000 present value of the sale was recorded in other income in the third quarter of fiscal year 2001.

The Company receives revenue from franchise fees, based on sales of Big Boy restaurants that the Company licenses to other operators, which is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, ordinarily upon the execution of the licensed agreement, in consideration of the Company’s services to that time.

Advertising

Advertising costs are charged to expense as incurred. Advertising expense for continuing operations for fiscal years 2002, 2001 and 2000 was $4,848,000, $4,297,000 and $3,864,000, respectively.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for Golden Corral restaurants for fiscal years 2002, 2001 and 2000 were $1,380,000, $1,699,000 and $984,000, respectively. Opening costs for Big Boy restaurants for fiscal years 2002, 2001 and 2000 were $395,000, $ 201,000 and zero, respectively.

Benefit Plans

The Company has two qualified defined benefit pension plans covering substantially all of its eligible employees. (Hourly restaurant employees hired after December 31, 1998 are ineligible to enter the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan with a matching 40% employer cash contribution.) Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. In addition, the Company has an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that provides a supplemental retirement benefit to the executive officers of the Company and certain other “highly compensated employees” whose benefits under the qualified plans are reduced when their compensation exceeds Internal Revenue Code imposed limitations or when elective salary deferrals are made to the Company’s non-qualified Executive Savings Plan. Prepaid benefit costs and Executive Savings Plan assets are the principal components of other long-term assets on the balance sheet. (See Note H—Pension Plans.)

Commencing in the year 2000, the executive officers of the Company and certain other “highly compensated employees” began receiving comparable pension benefits through a non-qualified Non Deferred Cash Balance Plan instead of accruing additional benefits under the qualified defined benefit pension plans and the SERP. (Also see Note H—Pension Plans.)

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $250,000 per claim. Costs are accrued based on management’s estimate for future claims.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximates fair value.

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes (see Note F—Income Taxes).

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” Pro forma disclosures of net income and earnings per share based on options granted are reflected in Note G—Capital Stock.

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

The following information summarizes results of discontinued operations for fiscal years 2001 and 2000:

	2001	2000
	(in thousands)
Total revenue	$6,964	$11,594
Total costs and expenses	6,308	11,485

Earnings before income tax	656	109
Income tax	226	39

Earnings from discontinued operations	430	70
Gain on disposal of discontinued operations (net of tax of $366)	699	—

Net earnings from discontinued operations	$1,129	$70

In conformity with discontinued operations accounting rules, provision for depreciation expense was suspended in March 2000. Accordingly, depreciation expense for fiscal years 2001 and 2000 was zero and $1,358,000, respectively.

NOTE D—LONG-TERM DEBT

	2002		2001
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction draw facility—
Construction phase	$—	$—	$—	$2,000
Term loans	4,100	25,905	1,605	11,179
Revolving credit loan	—	10,000	—	10,500

	$4,100	$35,905	$1,605	$23,679

The portion payable after one year matures as follows:

	2002	2001
	(in thousands)
Period ending in 2003	$—	$14,386
2004	14,494	2,038
2005	4,836	2,206
2006	5,196	2,383
2007	4,833	1,823
2008	4,062	843
Subsequent to 2008	2,484	—

	$35,905	$23,679

The construction draw facility is an unsecured draw credit line that provides for borrowing of up to $45,000,000 to construct and open Golden Corral and Big Boy restaurants. As of June 2, 2002, the Company had cumulatively borrowed $34,000,000. Of this sum, $30,000,000 had been converted to Term Loans prior to June 2, 2002, while the remaining $4,000,000 that had been in the Construction Phase was converted into Term Loans shortly after the year ended. The availability to draw the remaining $11,000,000 on this credit facility expires September 1, 2003, unless extended. Interest on Construction Phase Loans is determined by various indices, and is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. Fixed interest rates have been chosen for all of the Term Loans, the weighted average of which is 7.06%, and all of the loans are being repaid in 84 equal monthly installments of principal and interest aggregating $517,000, expiring in various periods ranging from May 2006 through June 2009. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2003.

The revolving credit loan is a $10,000,000 unsecured line of credit, all of which is presently outstanding, that may be used for general corporate purposes. The loan matures on September 1, 2003, unless extended. Interest rates, ranging from 2.99% to 3.07% as of June 2, 2002, are determined by various indices as selected by the Company. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly.

Both of these loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at June 2, 2002. Compensating balances are not required by these loan agreements.

As of June 2, 2002, the Company had three outstanding letters of credit totaling $376,000 principally in support of its self-insurance program.

NOTE E—LEASED PROPERTY

The Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of June 2, 2002, eleven of the Company’s 28 leased restaurant locations have been capitalized. Delivery equipment is also held under capitalized leases expiring during various periods through 2009. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases.

An analysis of the capitalized leased property follows:

	Asset balances at
	2002	2001
	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,083	1,038

	7,389	7,344
Less accumulated amortization	(5,189)	(4,896)

	$2,200	$2,448

As of June 2, 2002, seventeen of the Company’s restaurant properties are occupied pursuant to operating leases, two of which are ground leases for Golden Corral restaurants. A Golden Corral restaurant was under construction as of June 2, 2002 on a third ground lease. The Company also occupies office space under an operating lease that expires during 2013, with renewal options available through 2023. Total rental expense of operating leases for continuing operations was $1,434,000 in 2002, $1,622,000 in 2001 and $1,470,000 in 2000.

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

	Capitalized leases	Operating leases
	(in thousands)
Year ending in:
2003	$940	$1,304
2004	940	1,299
2005	880	1,126
2006	802	918
2007	575	705
2008 to 2022	2,573	5,747

Total	6,710	$11,099

Amount representing interest	(1,998)

Present value of obligations	4,712
Portion due within one-year	(466)

Long-term obligations	$4,246

NOTE F—INCOME TAXES

The variations between the statutory Federal rate and the effective rate are summarized as follows:

	Percent of pretax earnings
	2002	2001	2000
Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(2.8)	(2.7)	(2.5)
State and municipal income taxes (net of Federal tax benefit)	3.7	3.2	4.0
Other	(.1)	(.1)	—

Effective rate	34.8	34.4	35.5

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax asset (liability) were as follows (in thousands):

	2002	2001
Deferred compensation	$708	$656
Compensated absences	619	576
Self insurance	1,444	1,286
Impairment of assets/property write-downs	476	542
Other	137	67

Total deferred tax assets	3,384	3,127

Depreciation	(1,121)	(346)
Pension contributions	(791)	(694)
Sale of franchise rights	(160)	(205)
Other	(559)	(520)

Total deferred tax liabilities	(2,631)	(1,765)

Net deferred tax asset	$753	$1,362

NOTE G—CAPITAL STOCK

Stock Options

The 1993 Stock Option Plan authorizes the grant of stock options for up to 562,432 shares of the common stock of the Company for a ten-year period beginning May 9, 1994, of which 261,704 remained available to be optioned as of June 2, 2002. Of the 300,728 cumulative shares optioned to date, 255,732 remain outstanding as of June 2, 2002. Shares may be optioned to employees at not less than 75% of fair market value on the date granted. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998 which provides for automatic, annual stock option grants of 1,000 shares to each of the Company’s non-employee directors. The per share exercise price for options granted to non-employee directors must equal 100% of fair market value on the date of grant. The Amended Plan added a Company right to repurchase shares acquired on exercise of options if an optionee chooses to dispose of such shares. Stock appreciation rights are not provided for under the Amended Plan. All outstanding options under the 1993 Plan were granted at fair market value and expire 10 years from the date of grant. Outstanding options to substantially all of the employees vest in three equal annual installments, while outstanding options to non-employee directors vest after one year.

The 1984 Stock Option Plan expired May 8, 1994. As of June 2, 2002, 28,488 options remain outstanding, which are exercisable within 10 years from the date of grant. Approximately one-half of these will expire in July 2002 with the balance scheduled to expire in June 2003. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends (the latest of which was declared and paid in fiscal year 1997) in accordance with the anti-dilution provisions of the Plan.

Transactions involving both the 1993 and the 1984 Plans are summarized below:

	2002		2001		2000
	No. of shares	Option price	No. of shares	Option price	No. of shares	Option price
Outstanding at beginning of year	220,216	$ 8.31 to $17.05	118,738	$8.31 to $17.05	169,163	$ 8.31 to $20.83
Exercisable at beginning of year	157,467	$ 8.31 to $17.05	69,987	$8.31 to $17.05	108,580	$12.38 to $20.83
Granted during the year	90,000	$13.43 to $14.10	107,478	$9.94 to $12.06	27,750	$10.06 to $10.25
Exercised during the year	23,828	$ 8.31 to $12.38	0		0
Expired during the year	0		0		68,425	$20.83
Forfeited during the year	2,168	$ 9.94 to $13.43	6,000	$9.94 to $12.38	9,750	$ 8.31 to $12.38

Outstanding at end of year	284,220	$ 8.31 to $17.05	220,216	$8.31 to $17.05	118,738	$ 8.31 to $17.05

Exercisable at end of year	209,131	$ 8.31 to $17.05	157,467	$8.31 to $17.05	69,987	$ 8.31 to $17.05

Using the fair value on the grant date under the methodology prescribed by SFAS 123, the respective pro forma effect on net income for options granted in fiscal years 2002, 2001 and 2000 would have amounted to annual charges to earnings of approximately $69,000, $69,000 and $14,000, respectively. The pro forma effect on basic and diluted net earnings per share would have amounted to ($.01) in 2002 and ($.01) in 2001, with no effect in 2000. These estimates were determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Dividend yield	2.17%	2.62%	3.18%
Expected volatility	27%	30%	24%
Risk free interest rate	4.72%	5.82%	5.82%
Expected lives	5 years	5 years	5 years
Weighted average fair value of options granted	$3.49	$2.92	$2.32

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2002, 44,648 shares were held by employees pursuant to the provisions of the Plan.

The Company also has reserved 58,492 common shares for issuance under the non-qualified Executive Savings Plan. Shares reserved under all plans have been adjusted for stock dividends declared and paid in prior years. There are no other outstanding options, warrants or rights.

Stock Repurchase Program

Since September 1998, 1,135,286 shares of the Company’s common stock have been repurchased at a cost of $12,162,000, including 128,900 shares at a cost of $1,792,000 during 2002, 342,080 shares at a cost of $3,802,000 in 2001 and 559,508 shares at a cost of $5,503,000 during 2000. A total of 240,700 shares remain available to be repurchased pursuant to the current repurchase authorization which allows for up to 500,000 additional shares to be repurchased from time to time on the open market or through block trades during a two-year time frame that expires in October 2002.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
June 2, 2002	4,936,328	$1.61	76,293	5,012,621	$1.59
June 3, 2001	5,120,346	1.50	23,664	5,144,010	1.49
May 28, 2000	5,657,479	1.09	924	5,658,403	1.09

NOTE H—PENSION PLANS

The changes in the benefit obligations for the two qualified defined benefit plans that the Company sponsors (see Note B— Accounting Policies) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (collectively, the “Plans”), are computed as follows:

	2002	2001	2000
	(in thousands)
Projected benefit obligation at beginning of year	$14,380	$15,892	$15,768
Service cost	1,275	1,170	1,306
Interest cost	1,012	1,028	1,114
Actuarial loss (gain)	1,013	(780)	(176)
Benefits paid	(1,170)	(2,930)	(2,120)

Projected benefit obligation at end of year	$16,510	$14,380	$15,892

The changes in the Plans’ assets are computed as follows:

	2002	2001	2000
	(in thousands)
Fair value of plan assets at beginning of year	$19,987	$23,478	$23,726
Actual return on plan assets	(1,357)	(906)	1,615
Employer contributions	785	564	421
Benefits paid	(1,371)	(3,149)	(2,284)

Fair value of plan assets at end of year	$18,044	$19,987	$23,478

The following table sets forth the Plans’ funded status and amounts recognized on the Company’s balance sheet:

	2002	2001
	(in thousands)
Funded status	$1,534	$5,607
Unrecognized net actuarial loss (gain)	404	(3,789)
Unrecognized prior service cost	388	459
Unrecognized net transition (asset)	—	(237)

Prepaid benefit cost	$2,326	$2,040

The weighted average actuarial assumptions used were:

	2002	2001	2000
Weighted average discount rate	7.25%	7.25%	7.25%
Weighted average rate of compensation increase	5.50%	5.50%	5.50%
Weighted average expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

Net periodic pension cost (benefit) includes the following components:

	2002	2001	2000
	(in thousands)
Service cost	$1,275	$1,170	$1,306
Interest cost	1,012	1,028	1,114
Expected return on plan assets	(1,564)	(1,897)	(1,966)
Amortization of prior service cost	70	70	70
Amortization of net transition asset	(237)	(237)	(237)
Recognized net actuarial gain	(57)	(247)	(248)

Net periodic pension cost (benefit)	$499	$(113)	$39

Compensation expense relating to Non Deferred Cash Balance Plan (see Note B—Accounting Policies) was $373,000 in 2002 and $150,000 in fiscal 2001. No compensation costs for this plan were incurred in 2000.

NOTE I—SEGMENT INFORMATION

The Company has historically had food service and lodging operations. In March 2000, the Board of Directors authorized management to develop plans to divest the lodging operation (see Note C—Discontinued Operations). Under Statement of Financial Accounting Standards No. 131 (SFAS 131) “Disclosures about Segments of an Enterprise and Related Information” the Company now has two reportable segments within the restaurant industry: “Big Boy” restaurants and “Golden Corral” restaurants. Financial information by operating segment is as follows:

	2002	2001	2000
	(in thousands)
Sales
Big Boy	$165,166	$160,662	$153,146
Golden Corral	45,268	26,803	12,701

	$210,434	$187,465	$165,847

Earnings from continuing operations before income taxes
Big Boy	$18,756	$17,491	$16,159
Impairment of assets	—	(1,549)	—
Opening expense	(395)	(201)	—

Total Big Boy	18,361	15,741	16,159

Golden Corral	2,563	1,980	669
Opening expense	(1,380)	(1,699)	(984)

Total Golden Corral	1,183	281	(315)

Administrative expense	(6,214)	(5,988)	(5,361)
Interest expense	(2,420)	(2,607)	(2,410)
Other—net	1,324	2,565	1,353

Total corporate items	(7,310)	(6,030)	(6,418)

	$12,234	$9,992	$9,426

Depreciation and amortization
Big Boy	$7,688	$7,644	$7,835
Golden Corral	1,863	955	428
Discontinued operations	—	—	1,358

	$9,551	$8,599	$9,621

Capital expenditures
Big Boy	$11,329	$7,024	$3,487
Golden Corral	17,602	17,685	9,810
Discontinued operations	—	20	540

	$28,931	$24,729	$13,837

Identifiable assets
Big Boy	$81,001	$75,868	$78,289
Golden Corral	48,334	32,442	15,096
Discontinued operations	—	—	14,394

	$129,335	$108,310	$107,779

NOTE J—CONTINGENCIES

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

As of June 2, 2002, the construction costs expected to be recovered total approximately $1,785,000, which are carried on the balance sheet under the caption of long-term receivables. The Company also intends to assert claims against the same firms for lost profits, interest, litigation and other costs. The Company intends to vigorously prosecute these claims and believes that it will ultimately prevail.

NOTE K—RELATED PARTY TRANSACTIONS

During the three years in the period ended June 2, 2002, a Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company paid the Company franchise and advertising fees, employee leasing and other fees, and made purchases from the Company’s commissary.

During the year ended May 28, 2000, the Company sub-leased a restaurant building to a Big Boy franchise operator, a minority shareholder and the president of which was an officer of the Company prior to May 31, 2000. (The Company has since sold its leasehold interest to a third party.) During the three years ended June 2, 2002, this restaurant, together with certain other Big Boy restaurants operated by this franchise operator, paid the Company rent, franchise and advertising fees and other fees and made purchases from the Company’s commissary.

All related party transactions described herein were effected on substantially similar terms as transactions with persons having no relationship with the Company.

QUARTERLY RESULTS (UNAUDITED)

	Year Ended June 2, 2002					Year Ended June 3, 2001
	(in thousands, except per share data)					(in thousands, except per share data)
	Revenue	Gross profit	Earnings from continuing operations	Net earnings	Diluted net earnings per share	Revenue	Gross profit	Earnings from continuing operations	Net earnings	Diluted net earnings per share
1st Quarter	$63,156	$6,535	$1,986	$1,986	$.39	$54,307	$6,401	$1,969	$2,356	$.45
2nd Quarter	48,803	6,076	2,111	2,111.42		43,843	5,453	1,240	1,933.38
3rd Quarter	48,057	5,756	1,852	1,852.37		42,118	4,498	1,308	1,255.24
4th Quarter	51,742	6,025	2,022	2,022.41		49,762	5,517	2,040	2,142.42

Total	$211,758	$24,392	$7,971	$7,971	$1.59	$190,030	$21,869	$6,557	$7,686	$1.49

The first quarter of each year contained sixteen weeks. The second and third quarters of each year contained twelve weeks. The fourth quarter of fiscal 2002 contained twelve weeks compared to thirteen weeks in fiscal 2001.

Net earnings for the first quarter of fiscal 2001 included a favorable adjustment of $275,000 resulting from lower than anticipated claims in the Company’s self insured casualty insurance program.

The second and third quarters of fiscal 2001 included impairment losses of $310,000 and $710,000, net of tax, respectively, resulting from the closing of underperforming Big Boy restaurants. In addition, the fourth quarter of fiscal 2001 included a credit to income tax expense of $140,000 to reflect the actual effective tax rate for the year.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

(Items 10 through 13)

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 2, 2002.

Information regarding executive officers is incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 2, 2002.

ITEM 11—EXECUTIVE COMPENSATION

Incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 2, 2002.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information
as of June 2, 2002

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1984 Stock Option Plan	28,488	$15.73	0
1993 Stock Option Plan	255,732	$11.68	261,704

	284,220	$12.08	261,704
Equity compensation plans not approved by security holders:
Executive Savings Plan(1)			58,492
Senior Executive Bonus Plan(2)
CEO Employment Agreement(3)

Total	284,220	$12.08	320,196

(1)	Frisch’s Executive Savings Plan

The Frisch’s Executive Savings Plan (FESP) was established in November 1993, to provide a means for certain management employees who are disqualified from participating in the Frisch’s Employee 401(k) Savings Plan, to

participate in a similarly designed non-qualified plan. Under the FESP, an eligible employee may choose to invest in Common Stock of the Company. For employees who choose to invest in the Company’s Common Stock, the Company makes a 15% matching contribution of Common Stock. Upon an employee’s retirement, the Company has the option to issue to the employee the shares of Common Stock allocated to that employee or to pay to the employee the fair market value of the Common Stock allocated to him or her in cash. 58,492 shares of Common Stock have been reserved by the Company for issuance under the FESP. During the year ended June 2, 2002, 469 shares of Common Stock were allocated to participants in the plan. Therefore, at June 2, 2002, there were a total of 6,871 shares of the Company’s Common Stock allocated but not issued to active plan participants under the Plan.

(2)	Senior Executive Bonus Plan

Under the Company’s Senior Executive Bonus Plan, certain executive officers and other key employees are entitled to earn annual bonuses of up to 22.5% of their annual salary. Each employee’s bonus is determined by a formula that takes into account (1) the extent to which the individual’s performance goals established prior to the beginning of the fiscal year are met, and (2) the Company’s pre-tax consolidated earnings for the fiscal year, as a percentage of total revenue (adjusted to exclude certain revenue, if any, not related to the Company’s food service operations). No incentive bonus is paid to any eligible employees unless pre-tax consolidated earnings of the Company are at least 4% of revenues. In order to receive the maximum bonus permissible under the plan, an employee must fully meet his or her individual performance goals and pre-tax consolidated earnings of the Company must equal or exceed 6% of revenues. Of the total bonus earned by each employee, 10% is paid in shares of the Company’s Common Stock and the remainder is paid in cash. For the fiscal year ended June 2, 2002, 978 shares of Common Stock were issued to employees pursuant to the plan. If all eligible employees under the Senior Executive Bonus Plan had earned their maximum bonus during the year ended June 2, 2002, a total of 1,110 shares of Common Stock would have been issued.

(3)	CEO Employment Agreement

Craig F. Maier, President and Chief Executive Officer, is employed by the Company pursuant to a three-year employment agreement effective June 4, 2000. The agreement provides that the Company will pay Mr. Maier incentive compensation for each fiscal year that the Company’s pre-tax earnings (before deducting incentive compensation for certain executive officers and key management employees) equal or exceed 4% of the Company’s total revenue. The incentive compensation will be equal to (a) 1.5% of the Company’s pre-tax earnings if in such year pre-tax earnings equal or exceed 4% (but are less than 5%) of the Company’s total revenue, and (b) an additional 1.5% of the Company’s pre-tax earnings if in such year the Company’s pre-tax earnings equal or exceed 5% of the Company’s total revenue. However, the incentive compensation will be reduced to the extent that the payment of the incentive compensation would reduce the Company’s pre-tax earnings to below 4% of the Company’s total revenue. Incentive compensation is paid 90% in cash and 10% in Common Stock.

The remaining requirements of item 12 are incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 2, 2002.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 2, 2002.

PART IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

3.  Exhibits

(3)  Articles of Incorporation and By-Laws

(3	)(a)	Exhibit (3) (a) to the Registrant’s Form 10-K Annual Report for 1993, being the Third Amended Articles of Incorporation, is incorporated herein by reference.

(3	)(b)	Exhibit (3) (a) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, being the Code of Regulations, is incorporated herein by reference.

(3	)(c)	Exhibit (3) (b) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, being Amendments to the Code of Regulations adopted October 1, 1984, is incorporated herein by reference.

(3	)(d)	Exhibit (3) (c) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, being Amendments to the Code of Regulations adopted October 24, 1996, is incorporated herein by reference.

(10)  Material Contracts

(10	) (a)
Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, being the Intellectual Property Use and Noncompete Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, is incorporated herein by reference.

(10	) (b)
Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, being the Transfer Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, is incorporated herein by reference.

(10	)(c)
Exhibit (10) (a) to the Registrant’s Form 10-K Annual Report for 2000, being the Area Development Agreement and Addendum effective July 25, 2000 between the Registrant and Golden Corral Franchising Systems, Inc., is incorporated herein by reference.

(10	)(d)
Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for December 14, 1997, being the Area Development Agreement and Addendum between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

(10	)(e)
Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for December 12, 1999, being the Second Amendment dated October 6, 1999 to the Area Development Agreement between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, is incorporated herein by reference.

(10	)(f)
Exhibit (10) (d) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000, is incorporated herein by reference. *

(10	) (g)
Exhibit (10) (f) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement between the Registrant and Craig F. Maier effective June 4, 2000, is incorporated herein by reference. *

(10	)(h)	Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, being the Frisch’s Executive Savings Plan effective November 15, 1993, is incorporated herein by reference. *

(10	) (i)	Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, being the Frisch’s Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference. *

(10	) (j)	Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, being the Amended and Restated 1993 Stock Option Plan, is incorporated herein by reference. *

(10	) (k)	Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, being the Employee Stock Option Plan, is incorporated herein by reference. *

(10	) (l)	Exhibit (10) (e) to the Registrant’s Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference. *

(10	) (m)	Exhibit (10) (f) to the Registrant’s Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference. *

(10	) (n)	Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, being the Agreement between the Registrant and Craig F. Maier dated November 21, 1989, is incorporated herein by reference. *

(10	)(o)
Exhibit (10) (q) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, being the Amendment and Restatement of Real Estate Purchase and Sale Agreement between the Registrant (Seller) and Remington Hotel Corporation (Buyer) dated October 9, 2000 to sell the Clarion Riverview Hotel, is incorporated herein by reference.

(10	) (p)
Exhibit (10) (t) to the Registrant’s Form 10-K Annual Report for 2001, being the Purchase Agreement dated February 26, 2001 between the Registrant (Seller) and Stevens Hotel Group LLC (Buyer) to sell the Quality Hotel Central, is incorporated herein by reference.

(10	) (q)
Exhibit (10) (u) to the Registrant’s Form 10-K Annual Report for 2001, being Amendments No. 1 and No. 2 dated April 26, 2001 and May 15, 2001, respectively, to the Purchase Agreement dated February 26, 2001 between the Registrant (Seller) and Stevens Hotel Group LLC (Buyer) to sell the Quality Hotel Central, is incorporated herein by reference.

(10	) (r)
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

(10	) (s)	The Registrant’s Senior Executive Bonus Plan is filed herewith.*

*	denotes compensatory plan or agreement

(21)	Subsidiaries of the Registrant

(23)	Consent of Grant Thornton LLP

(99)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder

b).  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 2, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC. (Registrant)

By	/s/ DONALD H. WALKER Donald H. Walker Vice President, Treasurer and Chief Financial Officer	8-20-02 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JACK C. MAIER Jack C. Maier	Chairman of the Board Director	8-21-02

/s/ CRAIG F. MAIER Craig F. Maier	President and Chief Executive Officer Director	8-21-02

/s/ DALE P. BROWN Dale P. Brown	Director	8-22-02

/s/ DANIEL W. GEEDING Daniel W. Geeding	Director	8-26-02

/s/ LORRENCE T. KELLAR Lorrence T. Kellar	Director	8-26-02

/s/ MALCOLM M. KNAPP Malcolm M. Knapp	Director	8-26-02

/s/ BLANCHE F. MAIER Blanche F. Maier	Director	8-21-02

/s/ WILLIAM A. MAUCH William A. Mauch	Director	8-23-02

/s/ WILLIAM J. REIK, JR. William J. Reik, Jr.	Director	8-26-02