Form 10-Q
period 2002-09-22
FRISCHS RESTAURANTS INC
filed 2002-10-23
CIK 39047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 22, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The total number of shares outstanding of the issuer’s no par common stock, as of September 26, 2002 was:

4,923,336

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
(Unaudited)

	Sixteen Weeks Ended
	September 22, 2002	September 23, 2001
Revenue
Sales	$69,702,041	$62,738,140
Other	402,229	418,211

Total revenue	70,104,270	63,156,351
Costs and expenses
Cost of sales
Food and paper	22,595,736	21,288,250
Payroll and related	24,170,574	22,061,919
Other operating costs	15,028,680	12,852,703

	61,794,990	56,202,872
Administrative and advertising	3,653,780	3,243,127
Impairment of long-lived assets	(665,729)	—
Interest	833,036	653,986

Total costs and expenses	65,616,077	60,099,985

Earnings before income tax	4,488,193	3,056,366
Income taxes	1,571,000	1,070,000

Net Earnings	$2,917,193	$1,986,366

Earnings per share (EPS) of common stock:
Basic net earnings per share	$.59	$.40

Diluted net earnings per share	$.58	$.39

The accompanying notes are an integral part of these statements.

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 22, 2002	June 2, 2002
	(unaudited)
ASSETS
Current Assets
Cash	$1,128,907	$670,726
Receivables
Trade	944,617	858,524
Other	487,654	309,723
Inventories	3,610,120	3,585,239
Prepaid expenses and sundry deposits	1,624,090	993,366
Prepaid and deferred income taxes	1,069,381	1,069,381

Total current assets	8,864,769	7,486,959
Property and Equipment
Land and improvements	41,169,701	38,859,285
Buildings	63,689,384	63,069,041
Equipment and fixtures	64,845,619	62,677,482
Leasehold improvements and buildings on leased land	16,422,663	14,692,924
Capitalized leases	7,388,580	7,388,580
Construction in progress	4,930,476	6,790,095

	198,446,423	193,477,407
Less accumulated depreciation and amortization	88,410,256	85,757,893

Net property and equipment	110,036,167	107,719,514
Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,023,840	998,549
Investments in land	438,913	945,217
Property held for sale	2,287,210	2,045,972
Long-term receivables	2,219,161	2,383,479
Net cash surrender value-life insurance policies	4,684,303	4,571,067
Deferred income taxes	87,086	87,086
Other	1,979,530	2,356,446

Total other assets	13,460,687	14,128,460

	$132,361,623	$129,334,933

The accompanying notes are an integral part of these statements.

	September 22, 2002	June 2, 2002
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Long-term obligations due within one year
Long-term debt	$4,508,953	$4,099,770
Obligations under capitalized leases	478,017	466,123
Self insurance	1,600,117	1,418,040
Accounts payable	10,703,988	9,357,584
Accrued expenses	5,798,934	6,674,742
Income taxes	1,075,114	334,556

Total current liabilities	24,165,123	22,350,815
Long-Term Obligations
Long-term debt	35,726,548	35,904,960
Obligations under capitalized leases	4,121,444	4,245,504
Self insurance	2,505,552	2,877,412
Deferred compensation and other	2,391,197	2,726,314

Total long-term obligations	44,744,741	45,754,190
Commitments	—	—
Shareholders' Equity
Capital stock
Preferred stock—authorized, 3,000,000 shares without par value; none issued	—	—
Common stock—authorized, 12,000,000 shares without par value; issued, 7,394,681 and 7,385,107 shares—stated value—$1	7,394,681	7,385,107
Additional contributed capital	60,636,332	60,496,396

	68,031,013	67,881,503
Retained earnings	28,519,720	26,487,596

	96,550,733	94,369,099
Less cost of treasury stock (2,471,345 and 2,474,347 shares)	33,098,974	33,139,171

Total shareholders' equity	63,451,759	61,229,928

	$132,361,623	$129,334,933

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Sixteen weeks ended September 22, 2002 and September 23, 2001
(Unaudited)

	Common stock at $1 per share— Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at June 3, 2001	$7,362,279	$60,257,601	$20,243,357	$(31,417,196)	$56,446,041
Net earnings for sixteen weeks	—	—	1,986,366	—	1,986,366
Treasury shares reissued	—	231	—	56,662	56,893
Treasury shares acquired	—	—	—	(680,127)	(680,127)
Cash dividends—$.17 per share	—	—	(847,517)	—	(847,517)

Balance at September 23, 2001	7,362,279	60,257,832	21,382,206	(32,040,661)	56,961,656
Net earnings for thirty-six weeks	—	—	5,985,015	—	5,985,015
Treasury shares reissued	—	1	—	13,393	13,394
Treasury shares acquired	—	—	—	(1,111,903)	(1,111,903)
Stock options excercised (including tax benefit)	22,828	319,231	—	—	342,059
Employee stock purchase plan	—	(80,668)	—	—	(80,668)
Cash dividends—$.18 per share	—	—	(879,625)	—	(879,625)

Balance at June 2, 2002	7,385,107	60,496,396	26,487,596	(33,139,171)	61,229,928
Net earnings for sixteen weeks	—	—	2,917,193	—	2,917,193
Treasury shares reissued	—	19,037	—	40,197	59,234
Stock options excercised (including tax benefit)	9,574	120,899	—	—	130,473
Cash dividends—$.18 per share	—	—	(885,069)	—	(885,069)

Balance at September 22, 2002	$7,394,681	$60,636,332	$28,519,720	$(33,098,974)	$63,451,759

The accompanying notes are an integral part of these statements.

FRISCH'S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Sixteen weeks ended September 22, 2002 and September 23, 2001
(unaudited)
	2002	2001
Cash flows provided by (used in) operating activities:
Net income	$2,917,193	$1,986,366
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,306,548	2,755,013
Impairment gain of long lived assets	(665,729)	—
Loss on disposition of assets	317,841	84,763

	5,875,853	4,826,142
Changes in assets and liabilities:
(Increase) decrease in receivables	(107,088)	15,663
Increase in inventories	(24,881)	(16,245)
Increase in prepaid expenses and sundry deposits	(630,724)	(530,125)
Increase in prepaid and deferred income taxes	—	(116,019)
Increase in accounts payable	903,304	618,179
Decrease in accrued expenses	(875,808)	(563,810)
Increase in accrued income taxes	740,559	164,358
Decrease in other assets	414,221	89,823
(Decrease) increase in self insured obligations	(189,783)	102,937
Increase in other liabilities	173,676	14,844

	403,476	(220,395)

Net cash provided by operating activities	6,279,329	4,605,747
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(5,664,092)	(11,253,312)
Proceeds from disposition of property	10,405	29,705
Increase in other assets	(33,804)	(150,065)

Net cash (used in) investing activities	(5,687,491)	(11,373,672)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	2,000,000	8,500,000
Payment of long-term debt and capital lease obligations	(1,881,395)	(588,109)
Cash dividends paid	(441,969)	(400,016)
Treasury share transactions-net	59,234	(623,234)
Stock options exercised (including tax benefit)	130,473	—

Net cash (used in) provided by financing activities	(133,657)	6,888,641

Net increase in cash and equivalents	458,181	120,716
Cash and equivalents at beginning of year	670,726	280,460

Cash and equivalents at end of quarter	$1,128,907	$401,176

Supplemental disclosures:
Interest paid	$931,458	$673,892
Income taxes paid (net of refunds, if any)	807,089	1,022,504
Dividends declared but not paid	443,100	447,501

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
First Quarter Ended September 22, 2002

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $104,000 at September 22, 2002 and $99,000 as of June 2, 2002.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for buildings or components thereof and 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Interest on borrowings is capitalized during active construction periods of major capital projects. Capitalized interest for the sixteen weeks ended September 22, 2002 and September 23, 2001 was $47,000 and $113,000, respectively. The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of September 22, 2002 totaled approximately $3,830,000, including $3,345,000 for Golden Corral restaurants and $485,000 for one Big Boy restaurant. The cost of land on which construction is not likely within the next twelve months is included in other assets under the caption “investments in land.”

On June 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 replaced SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The adoption of SFAS 144 did not cause the Company’s primary indicators of impairment to be materially altered and therefore did not have any material impact on the Company’s balance sheet, operating results or cash flows. Under SFAS 144, the Company continues to consider a history of cash flow losses in established geographic market regions to be its primary indicator of potential impairment. Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or the Company’s past experience in disposing of unprofitable restaurant properties. Management believes that this policy is the Company’s only critical accounting policy because of its potential for significant impact on the financial condition and results of the Company’s operations.

During the sixteen weeks ended September 22, 2002, a credit of $666,000 was taken to impairment of assets that resulted from the termination of a long-term lease for a Big Boy restaurant location that was permanently closed in fiscal 2001 because of cash flow losses. A non-cash pretax impairment charge of $1,075,000 was recorded when this restaurant closed during fiscal 2001. The charge included a write-off of future lease obligations.

Certain surplus property, including another Big Boy restaurant that was permanently closed in January 2001, is currently held for sale. All of the surplus property is stated at the lower of cost or market and is included under the long-term asset caption “Property held for sale.”

Goodwill and Other Intangible Assets, Including Licensing Agreements

Effective June 4, 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Under SFAS 142, acquired goodwill is not amortized. Instead, it is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of September 22, 2002, the carrying amount of goodwill acquired in prior years totaled $741,000, which is net of $308,000 of amortization. The cumulative amortization includes $257,000 that was amortized prior to November 1, 1970.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—ACCOUNTING POLICIES (CONTINUED)

Under SFAS 142, intangible assets having a finite useful life continue to be amortized, and are tested annually for impairment in accordance with SFAS 121. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when each restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The carrying amount of Golden Corral initial franchise fees subject to amortization at September 22, 2002 was $641,000, which is net of $79,000 of accumulated amortization, and as of June 2, 2002 was $576,000, which was net of $64,000 of accumulated amortization. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $48,000 per year in each of the next five years for the eighteen Golden Corral restaurants in operation as of September 22, 2002. Total amortization was $15,000 and $9,000, respectively, during the sixteen weeks ended September 22, 2002 and September 23, 2001. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

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

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for the sixteen weeks ended September 22, 2002 and September 23, 2001 were $318,000 ($267,000 for Golden Corral and $51,000 for Big Boy) and $529,000 ($326,000 for Golden Corral and $203,000 for Big Boy), respectively.

Benefit Plans

The Company has two qualified defined benefit pension plans covering substantially all of its eligible employees. (Hourly restaurant employees hired after December 31, 1998 are ineligible to enter the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan with a matching 40% employer cash contribution.) Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. In addition, the Company has an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that provides a supplemental retirement benefit to the executive officers of the Company and certain other “highly compensated employees” whose benefits under the qualified plans are reduced when their compensation exceeds Internal Revenue Code imposed limitations or when elective salary deferrals are made to the Company’s non-qualified Executive Savings Plan. Prepaid pension benefit costs and Executive Savings Plan assets are the principal components of other long-term assets on the balance sheet. (See Note F—Pension Plans.)

Commencing in the year 2000, the executive officers of the Company and certain other “highly compensated employees” began receiving comparable pension benefits through a non-qualified Non Deferred Cash Balance Plan instead of accruing additional benefits under the qualified defined benefit pension plans and the SERP. (Also see Note F—Pension Plans.)

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—ACCOUNTING POLICIES (CONTINUED)

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $250,000 per claim. Costs are accrued based on management’s estimate for future claims. Claims experience is reviewed annually during the first quarter which normally results in reserve balances being increased or decreased as deemed necessary. Favorable claims experience allowed reserves to be lowered by $334,000 during this year’s first quarter. Information available as of September 23, 2001 was inconclusive to ascertain the necessity of an adjustment. Additional information became available in the second quarter ended December 16, 2001 that resulted in a sum of $101,000 being charged against earnings to increase reserve estimates.

As of September 22, 2002, the Company had three outstanding letters of credit totaling $376,000 principally in support of its self-insurance program.

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

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” Pro forma disclosures of net income and earnings per share based on options granted are reflected in Note E—Capital Stock.

NOTE C—LONG-TERM DEBT

	September 22, 2002		June 2, 2002
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction draw facility—
Construction phase loans	$—	$—	$—	$—
Term loans	4,509	26,227	4,100	25,905
Revolving credit loan	—	9,500	—	10,000

	$4,509	$35,727	$4,100	$35,905

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C—LONG-TERM DEBT (CONTINUED)

The portion payable after one year matures as follows:

	September 22, 2002	June 2, 2002
	(in thousands)
Period ending in 2004	$14,359	$14,494
2005	5,223	4,836
2006	5,485	5,196
2007	4,900	4,833
2008	3,945	4,062
Subsequent to 2008	1,815	2,484

	$35,727	$35,905

The Construction Draw Facility is an unsecured draw credit line that provides for borrowing of up to $45,000,000 to construct and open Golden Corral and Big Boy restaurants. As of September 22, 2002, the Company had cumulatively borrowed $36,000,000. The availability to draw the remaining $9,000,000, which is subject to a ¼% unused commitment fee, expires September 1, 2003. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by various indices that is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. All funds borrowed under the Facility as of September 22, 2002 have been converted to Term Loans. Fixed interest rates have been chosen for all of the Term Loans, the weighted average of which is 6.94%, and all of the loans are being repaid in 84 equal monthly installments of principal and interest aggregating $545,000, expiring in various periods ranging from May 2006 through October 2009. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2004.

The Revolving Credit Loan is a $10,000,000 unsecured line of credit, $9,500,000 of which was outstanding as of September 22, 2002, that may be used for general corporate purposes. The unused portion of the line of credit is subject to a ¼% unused commitment fee. The loan matures on September 1, 2004. Interest rates, ranging from 2.99% to 3.01% as of September 22, 2002, are determined by various indices as selected by the Company. Interest is payable in arrears on the last day of the rate period chosen by the Company, which may be monthly, bi-monthly or quarterly.

Both of these loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at September 22, 2002. Compensating balances are not required by these loan agreements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D—LEASED PROPERTY

The Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of September 22, 2002, eleven of the Company’s 29 leased restaurant locations have been capitalized. Delivery equipment is also held under capitalized leases expiring during periods through 2009. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases.

An analysis of the capitalized leased property follows:

	Asset balances at
	September 22, 2002	June 2, 2002
	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,083	1,083

	7,389	7,389
Less accumulated amortization	(5,305)	(5,189)

	$2,084	$2,200

As of September 22, 2002, eighteen of the Company’s restaurant properties are occupied pursuant to operating leases, including three ground leases for Golden Corral restaurants. The Company also occupies office space under an operating lease that expires during 2013, with renewal options available through 2023. Total rental expense of operating leases was $465,000 and $450,000 respectively, during the sixteen weeks ended September 22, 2002 and September 23, 2001.

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending September 22,	Capitalized leases	Operating leases
	(in thousands)
2003	$940	$1,378
2004	934	1,277
2005	859	1,072
2006	765	883
2007	536	679
2008 to 2022	2,441	5,603

Total	6,475	$10,892

Amount representing interest	(1,876)

Present value of obligations	4,599
Portion due within one-year	(478)

Long-term obligations	$4,121

Not included in the above table are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $54,000 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or sub-let the properties.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—CAPITAL STOCK

Stock Options

The 1993 Stock Option Plan authorizes the grant of stock options for up to 562,432 shares of the common stock of the Company for a ten-year period beginning May 9, 1994, of which 178,204 remained available to be optioned as of September 22, 2002. Of the 384,228 cumulative shares optioned to date, 329,658 remain outstanding as of September 22, 2002. Shares may be optioned to employees at not less than 75% of fair market value on the date granted. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998 which provides for automatic, annual stock option grants of 1,000 shares to each of the Company’s non-employee directors. The per share exercise price for options granted to non-employee directors must equal 100% of fair market value on the date of grant. The Amended Plan added a Company right to repurchase shares acquired on exercise of options if an optionee chooses to dispose of such shares. Stock appreciation rights are not provided for under the Amended Plan. All outstanding options under the 1993 Plan were granted at fair market value and expire 10 years from the date of grant. Outstanding options to the President and Chief Executive Officer generally vest in six months, while options granted to non-employee directors vest after one year. Outstanding options granted to other key employees vest in three equal annual installments.

The 1984 Stock Option Plan expired May 8, 1994. As of September 22, 2002, 14,090 options remain outstanding, all of which will expire in June 2003, 10 years from the date of grant. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends (the latest of which was declared and paid in fiscal year 1997) in accordance with the anti-dilution provisions of the Plan.

Transactions involving both the 1993 and the 1984 Plans are summarized below:

	Sixteen weeks ended
	September 22, 2002		September 23, 2001
	No. of shares	Option price	No. of shares	Option price
Outstanding at beginning of year	284,220	$8.31 to $17.05	220,216	$8.31 to $17.05
Exercisable at beginning of year	209,131	$8.31 to $17.05	95,989	$8.31 to $17.05
Granted during the sixteen weeks	83,500	$19.04 to $19.78	81,500	$13.43 to $13.70
Exercised during the sixteen weeks	9,574	$9.94 to $13.43	0
Expired during the sixteen weeks	14,398	$17.05	0
Forfeited during the sixteen weeks	0		916	$9.94 to $13.43

Outstanding at end of quarter	343,748	$8.31 to $19.78	300,800	$8.31 to $17.05

Exercisable at end of quarter	216,855	$8.31 to $13.70	141,316	$8.31 to $17.05

Using the fair value on the grant date under the methodology prescribed by SFAS 123, the pro forma effect on net income for options granted in fiscal years 2002 and 2001 would have amounted to annual charges to earnings of approximately $69,000 in each of the two fiscal years, with a corresponding pro forma effect on basic and diluted net earnings per share of ($.01) in both years. These estimates were determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001
Dividend yield	2.17%	2.62%
Expected volatility	27%	30%
Risk free interest rate	4.72%	5.82%
Expected lives	5 years	5 years
Weighted average fair value of options granted	$3.49	$2.92

Pro forma disclosures of net income and basic and diluted net earnings per share for the sixteen weeks ended September 22, 2002 and September 23, 2001 were similarly not materially different from reported results.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—CAPITAL STOCK (CONTINUED)

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days continuous service an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2002, 44,648 shares were held by employees pursuant to the provisions of the Plan.

A total of 58,492 common shares were reserved for issuance under the non-qualified Executive Savings Plan when it was established in 1993, of which 49,374 shares remained in the reserve as of September 22, 2002, including 6,989 shares allocated but not issued to participants. Shares reserved under all plans have been adjusted for stock dividends declared and paid in prior years. There are no other outstanding options, warrants or rights.

Treasury Stock

Since September 1998, 1,135,286 shares of the Company’s common stock have been repurchased at a cost of $12,162,000. No shares have been acquired since January 2002. On October 7, 2002, the Board of Directors authorized the repurchase of up to 500,000 additional shares to replace the program that expired on October 2, 2002. Purchases may be made over a period of time not to exceed two years in the open market or through block trades.

The remaining 1,336,059 shares of the Company’s common stock in the treasury include 1,142,966 shares acquired in August 1997 pursuant to the terms of a modified “dutch auction” self-tender offer.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
Sixteen weeks ended:
September 22, 2002	4,914,655	$.59	95,504	5,010,159	$.58
September 23, 2001	4,997,063.40		41,233	5,038,296.39

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F—PENSION PLANS

The changes in the benefit obligations for the two qualified defined benefit plans that the Company sponsors (see Note B – Accounting Policies) plus an unfunded non-qualified supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (collectively, the “Plans”) are computed as follows for the years ended June 2, 2002 and June 3, 2001 (latest available data):

	2002	2001
	(in thousands)
Projected benefit obligation at beginning of year	$14,380	$15,892
Service cost	1,275	1,170
Interest cost	1,012	1,028
Actuarial loss (gain)	1,013	(780)
Benefits paid	(1,170)	(2,930)

Projected benefit obligation at end of year	$16,510	$14,380

The changes in the Plans’ assets are computed as follows for the years ended June 2, 2002 and June 3, 2001 (latest available data):

	2002	2001
	(in thousands)
Fair value of plan assets at beginning of year	$19,987	$23,478
Actual return (loss) on plan assets	(1,357)	(906)
Employer contributions	785	564
Benefits paid	(1,371)	(3,149)

Fair value of plan assets at end of year	$18,044	$19,987

The following table sets forth the Plans’ funded status and amounts recognized on the Company’s balance sheet as of June 2, 2002 and June 3, 2001 (latest available data):

	2002	2001
	(in thousands)
Funded status	$1,534	$5,607
Unrecognized net actuarial loss (gain)	404	(3,789)
Unrecognized prior service cost	388	459
Unrecognized net transition (asset)	—	(237)

Prepaid benefit cost	$2,326	$2,040

The weighted average actuarial assumptions used were:

	As of
	June 2, 2002	June 3, 2001
Weighted average discount rate	7.25%	7.25%
Weighted average rate of compensation increase	5.50%	5.50%
Weighted average expected long-term rate of return on plan assets	8.50%	8.50%

Net periodic pension cost for the above described Plans during the sixteen weeks ended September 22, 2002 and September 23, 2001 was $419,000 and $94,000, respectively.

Compensation expense relating to the Non Deferred Cash Balance Plan (see Note B—Accounting Policies) was $144,000 and $51,000 respectively, for the sixteen weeks ended September 22, 2002 and September 23, 2001.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—SEGMENT INFORMATION

Under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information,” the Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	Sixteen weeks ended
	September 22, 2002	September 23, 2001
	(in thousands)
Sales
Big Boy	$50,729	$49,514
Golden Corral	18,973	13,224

	$69,702	$62,738

Earnings before income taxes
Big Boy	$5,609	$4,979
Impairment of assets	666	—
Opening expense	(51)	(203)

Total Big Boy	6,224	4,776

Golden Corral	1,008	672
Opening expense	(267)	(326)

Total Golden Corral	741	346

Administrative expense	(2,046)	(1,830)
Interest expense	(833)	(654)
Other—net	402	418

Total Corporate Items	(2,477)	(2,066)

	$4,488	$3,056

Depreciation and amortization
Big Boy	$2,519	$2,273
Golden Corral	788	482

	$3,307	$2,755

Capital expenditures
Big Boy	$2,140	$4,498
Golden Corral	3,524	6,755

	$5,664	$11,253

	As of
	September 22, 2002	June 2, 2002
Identifiable assets
Big Boy	$81,251	$81,001
Golden Corral	51,111	48,334

	$132,362	$129,335

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H—CONTINGENCIES

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The construction schedule for the new building should allow the restaurant to open for business in January 2003.) On July 30, 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees and costs it claims is owed by the Company under the construction contract. The Company denies the claim and has filed a counterclaim against the general contractor alleging defective construction and claiming damages, lost profits, interest and costs in excess of $1,000,000. On August 29, 2002, the Company filed a separate lawsuit against the architect that designed the defective building alleging negligent design and claims damages, lost profits, interest and costs in excess of $2,500,000. The Company intends to vigorously prosecute both of these claims and believes that it will ultimately prevail.

Since no assurances can be made regarding the outcome of the litigation, only the construction costs expected to be recovered, totaling approximately $1,629,000 as of September 22, 2002, are carried on the balance sheet under the caption “long-term receivables.

NOTE I—RELATED PARTY TRANSACTIONS

During the sixteen weeks ended September 22, 2002 and September 23, 2001, a Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company paid the Company franchise and advertising fees, employee leasing and other fees, and made purchases from the Company’s commissary.

All related party transactions described herein were effected on substantially similar terms as transactions with persons having no relationship with the Company.

NOTE J—COMPANY REPRESENTIONS

These financial statements are unaudited, but in the opinion of management include all adjustments (all of which were normal and recurring) necessary for a fair presentation of results of operations for the sixteen weeks ended September 22, 2002 and September 23, 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Total revenue for the sixteen weeks ended September 22, 2002 (First Quarter of Fiscal 2003) was a record $70,104,000, an increase of $6,948,000 or 11 percent above comparable revenue during last year’s sixteen weeks ended September 23, 2001 (First Quarter of Fiscal 2002). Net earnings for the First Quarter of Fiscal 2003 were a record $2,917,000, or diluted earnings per share (EPS) of $.58. Comparable earnings from the First Quarter of Fiscal 2002 were $1,986,000, or $.39 diluted EPS.

The First Quarter of Fiscal 2003 benefited from a credit taken to impairment of assets of $666,000 ($433,000 net after income tax, or $.09 per diluted share) that resulted from the termination of a long term lease for a Big Boy restaurant that closed in fiscal 2001. The First Quarter of Fiscal 2003 was adversely affected by asset write-offs of $673,000 ($437,000 net after income tax, or $.09 per diluted share). These charges principally pertain to certain design costs in connection with the Big Boy prototype restaurant building that the Company will no longer use, together with certain equipment removed from Golden Corral restaurants to make way for new “Great Steaks Buffet” equipment.

In addition, the First Quarter of Fiscal 2003 benefited from adjusting self-insurance reserves by $334,000 ($217,000 net after income tax, or $.04 per diluted share).

Results of Operations

Same store sales in Big Boy restaurants improved by 2.7 percent during the First Quarter of Fiscal 2003, marking the twentieth consecutive quarter that Big Boy same store sales gains have been achieved. Carryout and drive-thru trade slightly outpaced the increase in dining room sales during the First Quarter of Fiscal 2003. Menu prices were increased 1.4 percent shortly before last year’s first quarter ended and were again raised 1.4 percent near the end of last year’s third quarter. Another menu price increase was implemented this year in September that approximated 1 percent.

Between the beginning of fiscal 2002 and September 22, 2002, a period of five quarters, three new Big Boy restaurants have opened, one of which was a replacement building on the same land, while one older, under performing restaurant was permanently closed. No new Big Boy restaurants are expected to open during fiscal 2003, although one replacement building opened shortly after the end of First Quarter of Fiscal 2003.

In a period of rapid growth such as the Company has experienced in developing Golden Corrals, year over year same store comparisons frequently are not meaningful. Sales from Golden Corral restaurants were $18,973,000 during the First Quarter of Fiscal 2003, an increase of $5,749,000 or 43 percent higher than the First Quarter of Fiscal 2002. Seventeen Golden Corrals were in operation throughout the First Quarter of Fiscal 2003, including one that opened on the first day of fiscal 2003. A total of eighteen Golden Corrals were operating at the end of the First quarter of Fiscal 2003. Eleven Golden Corrals were in operation throughout the First Quarter of Fiscal 2002, including one that opened on the first day of fiscal 2002. Two more Golden Corrals will add to sales revenue in fiscal 2003, with openings currently scheduled for November, 2002 and January, 2003. A 1 percent general price increase was implemented in February, 2002.

The “Great Steaks Buffet” was introduced in Golden Corral restaurants during the First Quarter of Fiscal 2003. The concept features all-you-can-eat charbroiled steaks served on the buffet. Conversions of the hot bar occurred in thirteen restaurants between July and September, 2002. The roll out was completed shortly after the end of the quarter. The conversion allows for a higher price point to be charged for the basic buffet. Initial results of the conversion have produced average weekly sales increases of almost 9 percent.

Cost of sales for the First Quarter of Fiscal 2003 increased $5,592,000 or 9.9 percent higher than the First Quarter of Fiscal 2002, roughly proportionate to the 11 percent revenue increase. As a percentage of revenue, cost of sales was 88.1 percent and 89 percent, respectively in the First Quarter of Fiscal 2003 and the First Quarter of Fiscal 2002. An analysis of the components of cost of sales follows.

As a percentage of Big Boy sales, food and paper costs in Big Boy restaurants were 29.7 percent and 31.8 percent, respectively, during the First Quarter of Fiscal 2003 and the First Quarter of Fiscal 2002. The combination of menu price hikes and lower costs of certain commodities, especially beef, pork and dairy products, resulted in the 29.7 food cost percentage. Food cost in Golden Corral restaurants, as a percentage of sales, is much higher than in Big Boy restaurants. Because of this, consolidated food and paper cost percentage was 32.2 percent of revenue and 33.7 percent of revenue, respectively, in the First Quarter of Fiscal 2003 and the First Quarter of Fiscal 2002.

Self insured claims experience is reviewed annually during the first quarter which normally results in self insurance reserves being increased or decreased as deemed necessary. The assumptions used to measure these adjustments can be complex and sometimes require management to exercise considerable judgment. Management does not consider the adjustments warranted by the annual review to be critical to the fair presentation of the Company’s financial condition or its results of operations. Favorable claims experience allowed self insurance reserves to be lowered by $334,000 during the First Quarter of Fiscal 2003. Information available as of September 23, 2001 was inconclusive to ascertain whether an adjustment to the self insurance reserves was necessary in the First Quarter of Fiscal 2002. When additional information became available last year, a sum of $101,000 was charged against earnings in the second quarter of fiscal 2002 to increase reserve estimates.

Payroll and related expenses were 34.5 percent of revenue and 34.9 percent of revenue, respectively, in the First Quarter of Fiscal 2003 and the First Quarter of Fiscal 2002. Without the adjustment to estimates of self insurance reserves apportioned to payroll and related expenses, the First Quarter of Fiscal 2003 would have been 34.8 percent of revenue. The combination of higher menu prices, lower pay rates and a significant reduction in the number of hours worked in Golden Corral restaurants resulted in this year’s reduction to 34.8 percent of revenue. Several factors kept this year’s payroll and related percentage from falling lower than it did. First, an increase in service hours worked in relation to hours of operation added to Big Boy payroll costs. Second, variable compensation for restaurant management earned was much greater than levels paid in the First Quarter of Fiscal 2002. Third, higher costs for pension and medical plan coverage were incurred during the First Quarter of Fiscal 2003.

The fair value of the assets in pension plans sponsored by the Company has been adversely affected by poor investment results in the stock market, which has increased the Company’s pension expense after many years of steady, low costs. The net periodic pension cost was $419,000, and $94,000, respectively, in the first quarters of fiscal years 2003 and 2002.

Federal legislation has once again been introduced that calls for raising the minimum wage. If enacted, the legislation would raise the minimum wage by $1.50 per hour in three stages over the next 15 months: to $5.75 within 30 days of enactment, to $6.25 during the year beginning on January 1, 2003, and to $6.65 on January 1, 2004. The Company estimates the first stage would have little immediate material impact. The second and third stages could each add as much as a ½ percentage point or more to consolidated payroll and related expenses expressed as a percentage of revenue. Higher menu prices, together with tighter payroll standards and a reduction in hours worked, would likely be used to offset the pressure brought from a higher minimum wage.

Other operating costs increased to 21.4 percent of revenue during the First Quarter of Fiscal 2003, up from 20.4 percent during the First Quarter of Fiscal 2002. As these expenses tend to be more fixed in nature, same store sales increases normally cause these costs to be a lower percentage of revenue. However, the First Quarter of Fiscal 2003 includes much higher charges for maintenance and depreciation, along with certain write-offs in connection with the cost of the abandoned design plans for the Big Boy prototype restaurant building that was introduced last year and for certain equipment removed from service to make way for new “Great Steaks Buffet” equipment in Golden Corral restaurants. Other operating costs also include opening expenses for new restaurants. Opening expenses for Golden Corral restaurants were $267,000 and $326,000, respectively, in the first quarters of fiscal years 2003 and 2002. Opening expenses for Big Boy restaurants were $51,000 and $203,000, respectively, in the first quarters of fiscal years 2003 and 2002.

Results for the First Quarter of Fiscal 2003 were favorably affected by a credit taken to impairment of assets totaling $666,000 that resulted from the termination of a long term lease for a Big Boy restaurant that was permanently closed in fiscal 2001. The credit included the cancellation and reversal of future lease obligations that had been written-off and accrued when the restaurant closed.

Administrative and advertising expense during the First Quarter of Fiscal 2003 increased $411,000 or 12.6 percent higher than the First Quarter of fiscal 2002. The largest component of the increase is higher spending for Big Boy and Golden Corral advertising and marketing, which is proportionate with higher sales levels, reflecting the Company’s long standing policy to spend a constant percentage of sales on advertising and marketing.

Interest expense during the First Quarter of Fiscal 2003 increased $179,000 or 27.4 percent higher than the First Quarter of Fiscal 2002. The full effect of having borrowed $17,000,000 in fiscal 2002 together with much lower levels of capitalized interest this year, reflecting scaled back construction, contributed heavily to the increase in interest expense during the First Quarter of Fiscal 2003, despite lower variable interest rates and much lower borrowing. Interest expense is expected to continue outpacing last year’s levels for the remainder of fiscal 2003 principally due to last year’s borrowing. In addition, variable rates are more likely to rise than fall any lower.

The effective tax rate as a percentage of pretax earnings was estimated at 35 percent in the first quarters of both fiscal 2003 and 2002. These rates have been kept consistently low through the Company’s use of tax credits, principally the federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit.

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

Liquidity and Capital Resources

The Company historically maintains a strategic negative working capital position, a common practice in the restaurant industry. Since substantially all of the Company’s retail sales are cash or credit card sales, management believes that the $15,300,000 working capital deficit as of September 22, 2002 does not and will not hinder the Company’s ability to satisfactorily retire its obligations when due.

Operating cash flows were $6,280,000 in the First Quarter of Fiscal 2003. In addition to servicing debt, these cash flows were utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends. Unsecured credit lines are readily available when needed to help finance capital projects.

Investing activities in the First Quarter of Fiscal 2003 included $5,664,000 in capital costs. This includes $3,524,000 for Golden Corral restaurants, principally for new restaurant construction, site acquisitions, and the installation of equipment for the “Great Steaks Buffet”. Capital expansion for Big Boy restaurants was $2,140,000, which included new restaurant construction, remodeling existing restaurants, routine equipment replacements and other capital outlays. It is the Company’s policy to own its restaurant properties; however, it is sometimes necessary to enter into ground leases to obtain desirable land on which to build. A Golden Corral restaurant opened during the First Quarter of Fiscal 2003 on leased land. This lease has been accounted for as an operating lease pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended. No dispositions of real property occurred during the First Quarter of Fiscal 2003. Proceeds from property sales are normally used for working capital.

Financing activities in the First Quarter of Fiscal 2003 included $2,000,000 of new debt borrowed against the Company’s credit lines. Scheduled and other payments of long-term debt and capital lease obligations amounted to $1,881,000. Regular quarterly cash dividends paid to shareholders totaled $442,000. Dividends declared but not paid as of September 22, 2002 were $443,000. The Company expects to continue its 42 year practice of paying regular quarterly cash dividends.

Since October, 1998, the Company has had a stock repurchase program. The program was most recently renewed in October, 2002. The current program authorizes the repurchase of up to 500,000 shares of the Company’s common stock over a period of time not to exceed two years from the date of the authorization. Shares may be acquired in the open market or through block trades. Due to the movement in the stock price since December, 2001, no shares have been acquired under these programs since January 4, 2002. Proceeds of $107,000 were received during the First Quarter of Fiscal 2003 from employees who acquired 9,574 shares of the Company’s common stock through exercise of stock options.

Expansion costs are being funded through a combination of cash flow and the Company’s credit facilities that provide for unsecured borrowing of up to $55,000,000. As of September 22, 2002, $45,500,000 had been cumulatively borrowed, leaving $9,500,000 available to be drawn upon.

The Company’s development agreements with Golden Corral Franchising Systems, Inc. call for opening 41 Golden Corral restaurants by December 31, 2007. The Company is in compliance with the development agreements, as modified. Eighteen restaurants were in operation as of September 22, 2002, including two more that opened respectively in June and July of 2002. Current plans call for five additional restaurants to be open by the end of September, 2003. This includes two restaurants that were under construction as of September 22, 2002. Costs remaining to complete construction of these two restaurants were estimated at $3,345,000 as of September 22, 2002. On average, the cost to build and equip each Golden Corral restaurant is approximately $3,000,000, including land.

One of the Golden Corral restaurants currently under construction is the replacement of a defective restaurant building in Canton, Ohio. The defective building had been expected to be placed in service in September, 2001. Its construction was halted in August, 2001 when structural defects were discovered. During the First Quarter of Fiscal 2003, the Company asserted claims against two firms with which the Company had contracted for the design, engineering and construction of the defective building. The Company expects to recover at least $1,629,000 in construction costs incurred to date.

Construction of a new Big Boy restaurant to replace an older building on existing land was begun in May, 2002. The cost to build and equip the restaurant is estimated at $1,950,000. As of September 22, 2002, approximately $485,000 in costs remained to complete construction. This restaurant will likely be the last Big Boy restaurant to be built that fully utilizes the building prototype that was introduced last year. A decision for a replacement prototype has yet to be made for the Big Boy restaurant expected to be under construction by the end of fiscal 2003. Acquisitions of Big Boy sites will likely continue during fiscal 2003. The Company routinely renovates approximately one-fifth of its Big Boy restaurants each year. the estimated cost of which for fiscal 2003 totals approximately $750,000. Approximately $550,000 of this had not been incurred as of September 22, 2002. Certain high-volume Big Boy restaurants are being evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

The Company is currently making plans to replace its headquarters legacy information systems with an integrated enterprise system. The installation of the system will be a long term process that could take one to three years to fully install. The total cost to install such a system has yet to be determined as the vendor to supply the new system has yet to be selected. However, as much as $2,000,000 could be expended during the remainder of fiscal 2003.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has market risk exposure to interest rate changes primarily relating to its $10,000,000 revolving credit loan, $9,500,000 of which was outstanding as of September 22, 2002. Interest rates are determined by a pricing matrix that uses changeable basis points determined by the Company’s ratio of bank debt to earnings before income taxes, depreciation and amortization (EBITDA). The basis points are added to the London Interbank Offered Rate (LIBOR) or a money market based rate, or are subtracted from the lender’s prime lending rate. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. The Company does not use foreign currency.

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

ITEM 4.   CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures on October 10, 2002. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 22, 2002.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are two pending legal proceedings relating to the construction of the Company’s Golden Corral restaurant in Canton, Ohio. Geological conditions at the site required that the restaurant be constructed on a platform to be anchored on pilings. Following construction (but prior to opening), it was discovered that settling and/or shifting had occurred due either to faulty design, engineering, construction or some combination thereof. The Company decided to construct a new building on another part of the property. Therefore, the restaurant opening has been delayed. On July 30, 2002, the Company’s general contractor, Fortney & Weygandt, Inc. (Fortney) filed a Demand for Arbitration against the Company with the American Arbitration Association seeking $293,638, plus interest, fees and costs. Fortney claims it is owed money by the Company under the construction contract. The Company denies that it owes anything to Fortney and has filed a counterclaim against Fortney alleging defective construction and claiming damages, lost profits, interest and costs in excess of $1,000,000. On August 29, 2002, the Company filed a separate lawsuit in the Stark County (Ohio) Court of Common Pleas against the Company’s architect, LMH&T. The lawsuit alleges negligent design and claims damages, lost profits, interest and costs in excess of $2,500,000. No answer from LMH&T is yet due.

From time to time, the Company is subject to various other claims and suits in the ordinary course of business. The Company does not believe that any ultimate liability for such claims will have a material impact on its earnings, cash flows or financial position.

ITEMS 2, 3, AND 5, THE ANSWERS TO WHICH ARE EITHER “NONE” OR “NOT APPLICABLE”, ARE OMITTED.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a) The Annual Meeting of Shareholders was held on October 7, 2002.

b) Directors elected on October 7, 2002 to serve until the 2004 annual meeting of shareholders:

Jack C. Maier	William J. Reik, Jr.
William A. Mauch	Lorrence T. Kellar

    Directors whose terms continued after the meeting (serving until the 2003 annual meeting of shareholders):

Craig F. Maier	Daniel W. Geeding
Blanche F. Maier Dale P. Brown	Malcolm M. Knapp

c) The following matters were voted upon:

1)   Election of Directors to serve until the 2004 annual meeting of shareholders:

Name	For	Withheld Authority
Jack C. Maier	4,561,968	67,785
William A. Mauch	4,558,789	70,964
William J. Reik, Jr.	4,565,398	64,355
Lorrence T. Kellar	4,561,032	68,721

2)   Management’s proposal to ratify and approve the appointment of Grant Thornton LLP as independent auditors was approved. It received the following votes:

For	Against	Abstain
4,559,600	5,332	64,821

d) Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits

(3)	Articles of Incorporation and By-Laws

(3)(a)	Exhibit (3) (a) to the Registrant’s Form 10-K Annual Report for 1993, being the Third Amended Articles of Incorporation, is incorporated herein by reference.

(3)(b)	Exhibit (3) (a) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, being the Code of Regulations, is incorporated herein by reference.

(3)(c)	Exhibit (3) (b) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, being Amendments to the Code of Regulations adopted October 1, 1984, is incorporated herein by reference.

(3)(d)	Exhibit (3) (c) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, being Amendments to the Code of Regulations adopted October 24, 1996, is incorporated herein by reference.

(10)	Material Contracts

(10)(a)
Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, being the Intellectual Property Use and Noncompete Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, is incorporated herein by reference.

(10)(b)
Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, being the Transfer Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, is incorporated herein by reference.

(10)(c)
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

(10)(f)
Exhibit (10) (d) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000, is incorporated herein by reference. *

(10)(g)
Exhibit (10) (f) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement between the Registrant and Craig F. Maier effective June 4, 2000, is incorporated herein by reference. *

(10)(h)	Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, being the Frisch’s Executive Savings Plan effective November 15, 1993, is incorporated herein by reference. *

(10)(i)	Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, being the Frisch’s Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference.*

(10)(j)	Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, being the Amended and Restated 1993 Stock Option Plan, is incorporated herein by reference. *

(10)(k)	Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, being the Employee Stock Option Plan, is incorporated herein by reference. *

(10)(l)	Exhibit (10) (e) to the Registrant’s Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference. *

(10)(m)	Exhibit (10) (f) to the Registrant’s Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference. *

(10)(n)	Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, being the Agreement between the Registrant and Craig F. Maier dated November 21, 1989, is incorporated herein by reference. *

(10)(o)
Exhibit (10) (q) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, being the Amendment and Restatement of Real Estate Purchase and Sale Agreement between the Registrant (Seller) and Remington Hotel Corporation (Buyer) dated October 9, 2000 to sell the Clarion Riverview Hotel, is incorporated herein by reference.

(10)(p)
Exhibit (10) (t) to the Registrant’s Form 10-K Annual Report for 2001, being the Purchase Agreement dated February 26, 2001 between the Registrant (Seller) and Stevens Hotel Group LLC (Buyer) to sell the Quality Hotel Central, is incorporated herein by reference.

(10)(q)
Exhibit (10) (u) to the Registrant’s Form 10-K Annual Report for 2001, being Amendments No. 1 and No. 2 dated April 26, 2001 and May 15, 2001, respectively, to the Purchase Agreement dated February 26, 2001 between the Registrant (Seller) and Stevens Hotel Group LLC (Buyer) to sell the Quality Hotel Central, is incorporated herein by reference.

(10)(r)
Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, being Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000 is incorporated herein by reference, together with the Trust Agreement established by the Registrant between Firstar Bank, N.A. (Trustee) and Donald H. Walker (Grantor). There are identical Trust Agreements between Firstar Bank, N.A. (Trustee) and Craig F. Maier, Paul F. McFarland, W. Gary King, Karen F. Maier, Ken C. Hull, Michael E. Conner and certain other “highly compensated employees” (Grantors). *

(10)(s)	Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2002, being the Senior Executive Bonus Plan, is incorporated herein by reference. *

*	denotes compensatory plan or agreement

(15)	Letter re: unaudited interim financial statements

(99)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder

b).  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 22, 2002. A Form 8-K was filed on October 8, 2002 under Item 5, to report that the same store sales increase for Big Boy restaurants during the first quarter of fiscal 2003 was moderately lower than the increase in the previous fiscal year, and that during the four weeks ended August 22, 2002, Big Boy same store sales increased 1%.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC. (registrant)

By:	/s/ DONALD H. WALKER
Donald H. Walker Vice President—Finance, Treasurer and Principal Financial and Accounting Officer

DATE 10/22/02

CERTIFICATIONS

I, Craig F. Maier, President and Chief Executive Officer of Frisch’s Restaurants, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Frisch’s Restaurants, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE 10/22/02

By:	/s/ CRAIG F. MAIER
Craig F. Maier, President and Chief Executive Officer

I, Donald H. Walker, Vice President-Finance, Chief Financial Officer and Treasurer of Frisch’s Restaurants, Inc., certify that:

7.  I have reviewed this quarterly report on Form 10-Q of Frisch’s Restaurants, Inc. (the “registrant”);

8.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controlssubsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE 10/22/02

By:	/s/ DONALD H. WALKER
Donald H. Walker, Vice President—Finance Chief Financial Officer and Treasurer