Form 10-Q
period 2002-12-15
FRISCHS RESTAURANTS INC
filed 2003-01-14
CIK 39047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

FOR QUARTER ENDED DECEMBER 15, 2002

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

The total number of shares outstanding of the issuer’s no par common stock, as of December 27, 2002 was:    4,934,667

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Earnings
(Unaudited)

	Twenty-Eight Weeks Ended		Twelve Weeks Ended
	December 15, 2002	December 16, 2001	December 15, 2002	December 16, 2001
Revenue
Sales	$124,212,734	$111,239,757	$54,510,693	$48,501,617
Other	695,332	719,903	293,103	301,691

Total revenue	124,908,066	111,959,660	54,803,796	48,803,308
Costs and expenses
Cost of sales
Food and paper	40,060,755	37,272,312	17,465,019	15,984,063
Payroll and related	43,096,681	38,965,064	18,926,107	16,903,145
Other operating costs	26,436,898	22,390,951	11,408,218	9,538,248

	109,594,334	98,628,327	47,799,344	42,425,456
Administrative and advertising	6,486,594	5,751,660	2,832,814	2,508,533
Inpairment of long lived assets	(665,729)	—	—	—
Interest	1,480,211	1,275,176	647,175	621,188

Total costs and expenses	116,895,410	105,655,163	51,279,333	45,555,177

Earnings before income tax	8,012,656	6,304,497	3,524,463	3,248,131
Income taxes	2,885,000	2,207,000	1,314,000	1,137,000

NET EARNINGS	$5,127,656	$4,097,497	$2,210,463	$2,111,131

Earnings per share (EPS) of common stock:
Basic net earnings per share	$1.04	$.82	$.45	$.43

Diluted net earnings per share	$1.02	$.82	$.44	$.42

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheet

ASSETS
	December 15, 2002 (unaudited)	June 2, 2002

Current Assets
Cash	$1,733,664	$670,726
Receivables
Trade	1,023,918	858,524
Other	394,706	309,723
Inventories	3,940,650	3,585,239
Prepaid expenses and sundry deposits	2,328,117	993,366
Prepaid and deferred income taxes	1,069,381	1,069,381

Total current assets	10,490,436	7,486,959
Property and Equipment
Land and improvements	41,923,774	38,859,285
Buildings	64,657,388	63,069,041
Equipment and fixtures	67,114,101	62,677,482
Leasehold improvements and buildings on leased land	17,973,109	14,692,924
Capitalized leases	7,388,580	7,388,580
Construction in progress	4,915,065	6,790,095

	203,972,017	193,477,407
Less accumulated depreciation and amortization	90,565,301	85,757,893

Net property and equipment	113,406,716	107,719,514
Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,028,123	998,549
Investments in land	410,635	945,217
Property held for sale	1,996,202	2,045,972
Long-term receivables	2,300,496	2,383,479
Net cash surrender value-life insurance policies	4,644,830	4,571,067
Deferred income taxes	87,086	87,086
Other	896,044	2,356,446

Total other assets	12,104,060	14,128,460

	$136,001,212	$129,334,933

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 15, 2002 (unaudited)	June 2, 2002
Current Liabilities
Long-term obligations due within one year
Long-term debt	$4,792,477	$4,099,770
Obligations under capitalized leases	490,222	466,123
Self insurance	1,524,525	1,418,040
Accounts payable	10,790,850	9,357,584
Accrued expenses	6,424,134	6,674,742
Income taxes	1,266,027	334,556

Total current liabilities	25,288,235	22,350,815

Long-Term Obligations
Long-term debt	36,359,336	35,904,960
Obligations under capitalized leases	3,994,212	4,245,504
Self insurance	2,631,208	2,877,412
Deferred compensation and other	2,425,957	2,726,314

Total long-term obligations	45,410,713	45,754,190

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock—authorized, 3,000,000 shares without par value; none issued	—	—
Common stock—authorized, 12,000,000 shares without par value; issued, 7,402,847 and 7,385,107 shares—stated value—$1	7,402,847	7,385,107
Additional contributed capital	60,712,051	60,496,396

	68,114,898	67,881,503
Retained earnings	30,286,340	26,487,596

	98,401,238	94,369,099
Less cost of treasury stock (2,471,345 and 2,474,347 shares)	33,098,974	33,139,171

Total shareholders’ equity	65,302,264	61,229,928

	$136,001,212	$129,334,933

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
Twenty-Eight Weeks Ended December 15, 2002 and December 16, 2001
(Unaudited)

	Common stock at $1 per share- Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at June 3, 2001	$7,362,279	$60,257,601	$20,243,357	$(31,417,196)	$56,446,041
Net earnings for twenty-eight weeks	—	—	4,097,497	—	4,097,497
Treasury shares reissued	—	231	—	56,662	56,893
Treasury shares acquired	—	—	—	(1,580,382)	(1,580,382)
Employee stock purchase plan	—	(24,750)	—	—	(24,750)
Cash dividends - $.26 per share	—	—	(1,287,925)	—	(1,287,925)

Balance at December 16, 2001	7,362,279	60,233,082	23,052,929	(32,940,916)	57,707,374
Net earnings for twenty-four weeks	—	—	3,873,884	—	3,873,884
Treasury shares reissued	—	1	—	13,393	13,394
Treasury shares acquired	—	—	—	(211,648)	(211,648)
Stock options exercised (including
tax benefit)	22,828	319,231	—	—	342,059
Employee stock purchase plan	—	(55,918)	—	—	(55,918)
Cash dividends - $.09 per share	—	—	(439,217)	—	(439,217)

Balance at June 2, 2002	7,385,107	60,496,396	26,487,596	(33,139,171)	61,229,928
Net earnings for twenty-eight weeks	—	—	5,127,656	—	5,127,656
Treasury shares reissued	—	19,038	—	40,197	59,235
Stock options exercised (including
tax benefit)	17,740	220,190	—	—	237,930
Employee stock purchase plan	—	(23,573)	—	—	(23,573)
Cash dividends - $.27 per share	—	—	(1,328,912)	—	(1,328,912)

Balance at December 15, 2002	$7,402,847	$60,712,051	$30,286,340	$(33,098,974)	$65,302,264

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Twenty-Eight Weeks Ended December 15, 2002 and December 16, 2001
(unaudited)

	2002	2001
Cash flows provided by (used in) operating activities:
Net earnings	$5,127,656	$4,097,497
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	5,847,486	4,928,821
Impairment of long-lived assets	(665,729)	—
Loss on disposition of assets	605,735	166,380

	10,915,148	9,192,698
Changes in assets and liabilities:
(Increase) decrease in receivables	(250,377)	143,254
Increase in inventories	(355,411)	(22,323)
Increase in prepaid expenses and sundry deposits	(1,334,751)	(350,191)
Decrease in other assets	1,527,761	249,968
Increase in prepaid and deferred income taxes	—	(116,019)
Increase in accounts payable	989,431	693,653
Decrease in accrued expenses	(250,608)	(165,940)
Increase in accrued income taxes	931,471	107,337
(Decrease) increase in self insured obligations	(139,719)	337,298
Increase in other liabilities	184,372	9,065

	1,302,169	886,102

Net cash provided by operating activities	12,217,317	10,078,800

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(11,825,212)	(19,277,816)
Proceeds from disposition of property	491,509	39,293
Increase in other assets	(129,081)	(208,700)

Net cash (used in) investing activities	(11,462,784)	(19,447,223)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	4,000,000	13,500,000
Payment of long-term debt and capital lease obligations	(3,080,110)	(1,321,075)
Cash dividends paid	(885,077)	(846,797)
Treasury share transactions-net	59,235	(1,523,489)
Stock options exercised-including tax benefit	237,930	—
Employee stock purchase plan	(23,573)	(24,750)

Net cash provided by financing activities	308,405	9,783,889

Net increase in cash and equivalents	1,062,938	415,466
Cash and equivalents at beginning of year	670,726	280,460

Cash and equivalents at end of quarter	$1,733,664	$695,926

Supplemental disclosures:
Interest paid	$1,614,417	$1,313,870
Income taxes paid (net of refunds, if any)	1,938,265	2,216,525
Dividends declared but not paid	443,835	441,128

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Second Quarter Ended December 15, 2002

NOTE A—DESCRIPTION OF THE BUSINESS

Frisch’s Restaurants, Inc is a regional company that operates and licenses others to operate full service family-style restaurants under the name “Frisch’s Big Boy”, and operates grill buffet style restaurants under the name “Golden Corral” under certain licensing agreements. All restaurants currently operated by the Company are located in various regions of Ohio, Kentucky and Indiana.

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

NOTE B—ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Consolidation Practices

The accompanying unaudited consolidated financial statements include the accounts of Frisch’s Restaurants, Inc. and all of its subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these interim financial statements include all adjustments (all of which were normal and recurring) necessary for a fair presentation of all periods presented. In addition, certain reclassifications may have been made to prior year information to conform to the current year presentation.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, the additional week needed to make a 53 week year is added to the fourth quarter, resulting in a thirteen week fourth quarter. The fiscal year ended June 3, 2001 was a 53 week year.

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $104,000 at December 15, 2002 and $99,000 as of June 2, 2002.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B—ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for buildings or components thereof and 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Interest on borrowings is capitalized during active construction periods of major capital projects. Capitalized interest was $87,000 and $139,000 respectively, for the twenty-eight weeks ended December 15, 2002 and December 16, 2001, and was $40,000 and $26,000 respectively, for the twelve weeks ended December 15, 2002 and December 16, 2001. The cost of land not yet in service is classified as “Construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of December 15, 2002 totaled approximately $240,000, substantially all of which was for Golden Corral restaurants. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

On June 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The adoption of SFAS 144 did not cause the Company’s primary indicators of impairment to be materially altered and therefore did not have any material impact on the Company’s balance sheet, operating results or cash flows. Under SFAS 144, the Company considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment. Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or the Company’s past experience in disposing of unprofitable restaurant properties. Management believes that this policy is the Company’s only critical accounting policy because of its potential for significant impact on the financial condition and results of the Company’s operations.

During the first quarter that ended September 22, 2002, $666,000 was credited to impairment of assets that resulted from the termination of a long-term lease for a Big Boy restaurant location that was permanently closed in fiscal 2001 because of cash flow losses. A non-cash pretax impairment charge of $1,075,000 was recorded when this restaurant closed during fiscal 2001. The charge included a write-off of future lease obligations.

Certain surplus property is currently held for sale. All of the surplus property is stated at the lower of cost or market and is classified as “Property held for sale” in the consolidated balance sheet. Market values are generally determined by real estate brokers and/or the Company’s judgment. The surplus property includes a Big Boy restaurant that was permanently closed in January 2001. Disposition of this restaurant is expected in January, 2003.

Statement of Financial Accounting Standards No. 143 (SFAS 143) “Accounting for Asset Retirement Obligations” is applicable to legal obligations associated with the retirement of certain tangible long-lived assets. SFAS 143 is effective for fiscal years that begin after June 15, 2002. The Company believes the adoption of SFAS 143 on June 2, 2003 will not materially impact its financial statements.

Statement of Financial Accounting Standards No. 146 (SFAS 146) “Accounting for Obligations Associated with Disposal Activities” addresses the accounting treatment of costs in connection with exit or disposal activities. It requires that liabilities be recognized for exit and disposal costs only when the liabilities are incurred, rather than upon the commitment to an exit or disposal plan. SFAS 146 is effective for any disposal or exit activity initiated after December 31, 2002. Its application is not expected to materially impact the Company’s financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B—ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets, Including Licensing Agreements

Effective June 4, 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Under SFAS 142, acquired goodwill is not amortized. Instead, it is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. The carrying amount of goodwill acquired in prior years was $741,000, which is net of $308,000 of amortization, as of December 15, 2002 and at June 2, 2002.

Under SFAS 142, intangible assets having a finite useful life continue to be amortized, and are tested annually for impairment in accordance with SFAS 121. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The carrying amount of Golden Corral initial franchise fees subject to amortization as of December 15, 2002 was $672,000, which is net of $88,000 of accumulated amortization. As of June 2, 2002, the carrying amount was $576,000, which was net of $64,000 of accumulated amortization. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $51,000 per year in each of the next five years for the nineteen Golden Corral restaurants in operation as of December 15, 2002. Amortization for the twenty-eight weeks ended December 15, 2002 and December 16, 2001 was $25,000 and $17,000 respectively, and was $10,000 and $8,000 respectively, for the twelve weeks ended December 15, 2002 and December 16, 2001. The remaining balance of “Other intangible assets,” including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to operations as incurred.

Revenue Recognition

Revenue from restaurant operations is recognized upon receipt of payment from customers. Revenue from the sale of commissary products to Big Boy restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on sales of Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, ordinarily upon the execution of the license agreement, in consideration of the Company’s services to that time.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for the twenty-eight weeks ended December 15, 2002 and December 16, 2001 were $635,000 ($550,000 for Golden Corral and $85,000 for Big Boy) and $799,000 ($586,000 for Golden Corral and $213,000 for Big Boy) respectively, and were $317,000 ($283,000 for Golden Corral and $34,000 for Big Boy) and $270,000 ($260,000 for Golden Corral and $10,000 for Big Boy) respectively, for the twelve weeks ended December 15, 2002 and December 16, 2001.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B—ACCOUNTING POLICIES (CONTINUED)

Benefit Plans

The Company has two qualified defined benefit pension plans covering substantially all of its eligible employees. (Hourly restaurant employees hired after December 31, 1998 are ineligible to enter the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan with a matching 40 percent employer cash contribution.) Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. In addition, the Company has an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that provides a supplemental retirement benefit to the executive officers of the Company and certain other “highly compensated employees” (HCE’s) whose benefits under the qualified plans are reduced when their compensation exceeds Internal Revenue Code imposed limitations or when elective salary deferrals are made to the Company’s non-qualified Executive Savings Plan. Prepaid pension benefit costs and Executive Savings Plan assets are the principal components of “Other long-term assets” in the consolidated balance sheet. (See Note F – Pension Plans.)

Commencing in the year 2000, the executive officers of the Company and certain other HCE’s began receiving comparable pension benefits through a non-qualified Non Deferred Cash Balance Plan instead of accruing additional benefits under the qualified defined benefit pension plans and the SERP. (Also see Note F – Pension Plans.)

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $250,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history. An annual review of claims experience is performed during the first quarter of ensuing fiscal years and adjustments are made to the self-insurance liabilities to more closely reflect actual claims experience. Favorable claims experience allowed liabilities for self-insurance to be lowered by $334,000 during this year’s first quarter. For the prior year, information available as of September 23, 2001 was inconclusive to ascertain the necessity of an adjustment. Additional information became available in the second quarter ended December 16, 2001 that resulted in a charge of $101,000 against earnings to increase self-insurance liabilities.

As of December 15, 2002, the Company had three outstanding letters of credit totaling $376,000 principally in support of its self-insurance program.

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

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” Pro forma disclosures of net income and earnings per share based on options granted and stock issued are reflected in Note E – Capital Stock.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C—LONG-TERM DEBT

	December 15, 2002		June 2, 2002
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility –
Construction Phase Loans	$—	$—	$—	$—
Term Loans	4,793	26,359	4,100	25,905
Revolving Credit Loan	—	—	—	10,000
Bullet Loan	—	10,000	—	—

	$4,793	$36,359	$4,100	$35,905

The portion payable after one year matures as follows:

	December 15, 2002	June 2, 2002
	(in thousands)
Period ending in 2004	$5,138	$14,494
2005	5,520	4,836
2006	5,706	5,196
2007	4,830	4,833
2008	13,723	4,062
Subsequent to 2008	1,442	2,484

	$36,359	$35,905

The Construction Draw Facility is an unsecured draw credit line that was amended shortly after the quarter ended December 15, 2002. It previously provided for borrowing of up to $45,000,000 to construct and open Golden Corral and Big Boy restaurants. As of December 15, 2002, the Company had cumulatively borrowed $37,500,000. The amended agreement increased the maximum that may be borrowed under the Facility to $55,000,000 and extended to September 1, 2004 the availability to draw the remaining $17,500,000, which is subject to a ¼ percent unused commitment fee. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. All funds borrowed under the Facility as of December 15, 2002 have been converted to Term Loans. Fixed interest rates have been chosen for all of the Term Loans, the weighted average of which is 6.85 percent, and all of the loans are being repaid in 84 equal monthly installments of principal and interest aggregating $567,000, expiring in various periods ranging from May 2006 through December 2009. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2004.

The Company renegotiated its revolving credit structure shortly after the quarter ended December 15, 2002. The long standing agreement that previously provided a $10,000,000 Revolving Credit Loan was amended to reduce the Revolving Credit Loan to $5,000,000, while adding a provision for a $10,000,000 Bullet Loan.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C—LONG-TERM DEBT (CONTINUED)

The Bullet Loan was added to refinance the $10,000,000 that was outstanding on the Revolving Credit Loan as of December 15, 2002. The Bullet Loan is secured by mortgages on the real property of six Golden Corral restaurants. It matures and is payable in one installment on December 31, 2007. The rate of interest currently in effect ranges from 2.83 to 3.25 percent. In future rate periods, variable rates of interest will be determined by adding 200 basis points to the London Interbank Offered Rate (LIBOR). At any time during the term of the loan, the Company has the option of designating that the loan bear interest for the remainder of the term at a fixed rate equal to the lender’s cost of funds plus 200 basis points. Variable LIBOR based interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Fixed cost of funds based interest shall be payable monthly in arrears.

The $5,000,000 unsecured Revolving Credit Loan is intended to fund temporary working capital needs. The loan, none of which is currently outstanding, is subject to a 30 consecutive day out-of-debt period each year. It matures on September 1, 2004. Interest is determined by the same pricing matrix as Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is also subject to a ¼ percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, and investments. In addition, there are restrictions on construction timetables and on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at December 15, 2002. Compensating balances are not required by these loan agreements.

NOTE D—LEASED PROPERTY

The Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of December 15, 2002, eleven of the Company’s 29 leased restaurant locations have been capitalized. Delivery equipment is also held under capitalized leases expiring during various periods through 2009. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	December 15, 2002	June 2, 2002
	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,083	1,083

	7,389	7,389
Less accumulated amortization	(5,420)	(5,189)

	$1,969	$2,200

As of December 15, 2002, eighteen of the Company’s restaurant properties are occupied pursuant to operating leases, including three ground leases for Golden Corral restaurants. The Company also occupies office space under an operating lease that expires during 2013, with renewal options available through 2023. Total rental expense of operating leases was $814,000 and $772,000 respectively, for the twenty eight weeks ended December 15, 2002 and December 16, 2001, and was $349,000 and $322,000 respectively, for the twelve weeks ended December 15, 2002 and December 16, 2001.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D—LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending December 15,	Capitalized leases	Operating leases
	(in thousands)
2003	$940	$1,250
2004	917	1,264
2005	850	1,001
2006	695	821
2007	2,696	618
2008 to 2022	143	5,480

Total	6,241	$10,434

Amount representing interest	(1,757)

Present value of obligations	4,484
Portion due within one-year	(490)

Long-term obligations	$3,994

Not included in the above table are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $53,000 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or sub-let the properties.

NOTE E—CAPITAL STOCK

Stock Options

The 1993 Stock Option Plan authorizes the grant of stock options for up to 562,432 shares of the common stock of the Company for a ten-year period beginning May 9, 1994, of which 171,204 remained available to be optioned as of December 15, 2002. Of the 391,228 cumulative shares optioned to date, 328,492 remain outstanding as of December 15, 2002. Shares may be optioned to employees at not less than 75 percent of fair market value on the date granted. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998 which provides for automatic, annual stock option grants of 1,000 shares to each of the Company’s non-employee directors. The per share exercise price for options granted to non-employee directors must equal 100 percent of fair market value on the date of grant. The Amended Plan added a Company right to repurchase shares acquired on exercise of options if an optionee chooses to dispose of such shares. Stock appreciation rights are not provided for under the Amended Plan. All outstanding options under the 1993 Plan were granted at fair market value and expire 10 years from the date of grant. Outstanding options to the President and Chief Executive Officer generally vest in six months, while options granted to non-employee directors vest after one year. Outstanding options granted to other key employees vest in three equal annual installments.

The 1984 Stock Option Plan expired May 8, 1994. As of December 15, 2002, 14,090 options remain outstanding, all of which will expire in June 2003, 10 years from the date of grant. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends (the latest of which was declared and paid in fiscal year 1997) in accordance with the anti-dilution provisions of the Plan.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE—CAPITAL STOCK (CONTINUED)

The changes in outstanding and exercisable options involving both the 1993 and the 1984 Plans are summarized below:

	Twenty-eight weeks ended December 15, 2002		Twenty-eight weeks ended December 16, 2001
	No. of Shares	Weighted Average Price per Share	No. of Shares	Weighted Average Price per Share
Outstanding at beginning of year	284,220	$12.08	220,216	$11.40
Exercisable at beginning of year	209,131	$12.14	157,467	$11.83
Granted during the twenty-eight weeks	90,500	$19.16	88,500	$13.61
Exercised during the twenty-eight weeks	17,740	$10.67	0
Expired during the twenty-eight weeks	14,398	$17.05	0
Forfeited during the twenty-eight weeks	0		1,250	$11.40

Outstanding at end of quarter	342,582	$13.82	307,466	$12.03

Exercisable at end of quarter	213,075	$11.80	188,967	$11.60

Stock options outstanding and exercisable as of December 15, 2002 for the 1993 and 1984 Plans are as follows:

Range of Exercise Prices per Share	No. of Shares	Weighted Average Price per Share	Weighted Average Remaining Life in Years
Outstanding:

$ 8.31 to $12.00	132,656	$10.47	7.07 years
$12.01 to $16.00	119,426	$13.49	7.14 years
$16.01 to $19.78	90,500	$19.16	9.52 years

$ 8.31 to $19.78	342,582	$13.82	7.74 years

Exercisable:

$ 8.31 to $12.00	121,815	$10.51	—
$12.01 to $16.00	91,260	$13.53	—
$16.01 to $19.78	0	$ 0	—

$ 8.31 to $19.78	213,075	$11.80	—

Using the fair value on the grant date under the methodology prescribed by SFAS 123 (see Note B – Accounting Policies), the pro forma effect on net income for options granted in fiscal years 2002 and 2001 would have amounted to annual charges of approximately $69,000 in each of the two fiscal years, with a corresponding pro forma effect on basic and diluted net earnings per share of ($.01) in both years. These estimates were determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001
Dividend yield	2.17%	2.62%
Expected volatility	27%	30%
Risk free interest rate	4.72%	5.82%
Expected lives	5 years	5 years
Weighted average fair value of options granted	$3.49	$2.92

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E—CAPITAL STOCK (CONTINUED)

Pro forma disclosures of net income and basic and diluted net earnings per share for the twenty-eight and twelve weeks ended December 15, 2002 and December 16, 2001 were similarly not materially different from reported results.

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days continuous service an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of October 31, 2002 (latest available data), 42,915 shares were held by employees pursuant to the provisions of the Plan.

A total of 58,492 common shares were reserved for issuance under the non-qualified Executive Savings Plan when it was established in 1993. As of December 15, 2002, 49,374 shares remained in the reserve, including 7,093 shares allocated but not issued to participants.

Shares reserved under all plans have been adjusted for stock dividends declared and paid in prior years. There are no other outstanding options, warrants or rights.

Treasury Stock

Since September 1998, 1,135,286 shares of the Company’s common stock have been repurchased at a cost of $12,162,000. On October 7, 2002, the Board of Directors authorized the repurchase of up to 500,000 additional shares to replace the program that expired on October 2, 2002. Purchases may be made over a period of time not to exceed two years in the open market or through block trades. No shares have been repurchased under these programs since January 2002.

The Company’s treasury holds an additional 1,336,059 shares of the Company’s common stock, including 1,142,966 shares acquired in August 1997 pursuant to the terms of a modified “Dutch Auction” self-tender offer.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.
	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
Twenty-eight weeks ended:

December 15, 2002	4,918,375	$1.04	90,165	5,008,540	$1.02
December 16, 2001	4,972,764	$.82	43,336	5,016,100	$.82

Twelve weeks ended:

December 15, 2002	4,923,336	$.45	88,006	5,011,342	$.44
December 16, 2001	4,940,365	$.43	46,284	4,986,649	$.42

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F—PENSION PLANS

The changes in the benefit obligations for the two qualified defined benefit pension plans that the Company sponsors (see Note B – Accounting Policies) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (collectively, the “Plans”) are computed as follows for the years ended June 2, 2002 and June 3, 2001 (latest available data):

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

The following table sets forth the Plans’ funded status and amounts recognized in the Company’s balance sheet at June 2, 2002 and June 3, 2001 (latest available data):

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

Net periodic pension cost for the above described Plans during the twenty-eight weeks ended December 15, 2002 and December 16, 2001 was $723,000 and $181,000 respectively, and was $304,000 and $87,000 respectively, for the twelve weeks ended December 15, 2002 and December 16, 2001.

Compensation expense relating to the Non Deferred Cash Balance Plan (see Note B – Accounting Policies) for the twenty-eight weeks ended December 15, 2002 and December 16, 2001 was $252,000 and $114,000 respectively, and was $108,000 and $63,000 respectively, for the twelve weeks ended December 15, 2002 and December 16, 2001.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G—SEGMENT INFORMATION

Under Statement of Financial Accounting Standards No. 131 (SFAS 131) “Disclosures about Segments of an Enterprise and Related Information,” the Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	Twenty-eight weeks ended		Twelve weeks ended
	Dec. 15, 2002	Dec. 16, 2001	Dec. 15, 2002	Dec. 16, 2001
	(in thousands)
Sales
Big Boy	$90,840	$88,761	$40,111	$39,247
Golden Corral	33,373	22,479	14,400	9,255

	$124,213	$111,240	$54,511	$48,502

Earnings from continuing operations before income taxes
Big Boy	$10,490	$9,841	$4,881	$4,862
Impairment of assets	666	—	—	—
Opening expense	(85)	(213)	(34)	(10)

Total Big Boy	11,071	9,628	4,847	4,852

Golden Corral	1,896	1,042	888	370
Opening expense	(550)	(586)	(283)	(260)

Total Golden Corral	1,346	456	605	110

Administrative expense	(3,619)	(3,225)	(1,574)	(1,395)
Interest expense	(1,480)	(1,275)	(647)	(621)
Other – net	695	720	293	302

Total Corporate Items	(4,404)	(3,780)	(1,928)	(1,714)

	$8,013	$6,304	$3,524	$3,248

Depreciation and amortization
Big Boy	$4,391	$4,053	$1,872	$1,780
Golden Corral	1,456	876	668	394

	$5,847	$4,929	$2,540	$2,174

Capital Expenditures
Big Boy	$3,968	$6,934	$1,828	$2,436
Golden Corral	7,857	12,344	4,333	5,589

	$11,825	$19,278	$6,161	$8,025

	As of
	December 15, 2002	June 2, 2002
Identifiable assets
Big Boy	$81,135	$81,001
Golden Corral	54,866	48,334

	$136,001	$129,335

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H—CONTINGENCIES

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The construction schedule for the new building should allow the restaurant to open for business in January 2003.) On July 30, 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees and costs it claims is owed by the Company under the construction contract. The Company denies the claim and has filed a counterclaim against the general contractor alleging defective construction and claiming damages, lost profits, interest and costs in excess of $1,000,000. On August 29, 2002, the Company filed a separate lawsuit against the architect that designed the defective building alleging negligent design and claiming damages, lost profits, interest and costs in excess of $2,500,000. The Company is vigorously prosecuting both of these claims and believes that it will ultimately prevail.

Since no assurances can be made regarding the outcome of this or any litigation, only the construction costs expected to be recovered (including the cost to raze the defective building), totaling approximately $1,717,000 as of December 15, 2002, are carried as “Long-term receivables” in the consolidated balance sheet.

NOTE I—RELATED PARTY TRANSACTIONS

A Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary.

The total paid to the Company by these three restaurants amounted to $2,268,000 and $2,338,000 respectively, during the twenty-eight weeks ended December 15, 2002 and December 16, 2001, and was $995,000 and $1,012,000 respectively, during the twelve weeks ended December 15, 2002 and December 16, 2001. As of December 15, 2002, the amount owed to the Company from these restaurants was $39,000. Amounts due are always settled within 28 days of billing.

All related party transactions described herein were effected on substantially similar terms as transactions with persons having no relationship with the Company.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s Second Quarter of Fiscal 2003 consists of the twelve weeks ended December 15, 2002, and compares with the twelve weeks ended December 16, 2001, which constituted the Second Quarter of Fiscal 2002. The First Half of Fiscal 2003 consists of the twenty-eight weeks ended December 15, 2002, and compares with the twenty-eight weeks ended December 16, 2001, which constituted the First Half of Fiscal 2002.

Total revenue for the Second Quarter of Fiscal 2003 was a record $54,804,000, an increase of $6,001,000, or 12.3 percent above comparable revenue during the Second Quarter of Fiscal 2002. Net earnings for the Second Quarter of Fiscal 2003 were a record $2,210,000, or diluted earnings per share (EPS) of $.44. Comparable earnings from the Second Quarter of Fiscal 2002 were $2,111,000, or $.42 diluted EPS.

Total revenue for the First Half of Fiscal 2003 was a record $124,908,000, an increase of $12,948,000 or 11.6 percent higher than comparable revenue during the First Half of Fiscal 2002. Net earnings for the First Half of Fiscal 2003 were a record $5,128,000, or diluted EPS of $1.02. Comparable earnings from the First Half of Fiscal 2002 were $4,097,000, or $.82 diluted EPS.

The First Half of Fiscal 2003 included a credit to impairment of assets of $666,000 ($426,000 net after income tax, or $.09 per diluted share) taken during the first quarter that resulted from the termination of a long term lease for a Big Boy restaurant that closed in fiscal 2001. The First Half of Fiscal 2003 also included asset write-offs taken during the first quarter amounting to $673,000 ($431,000 net after income tax, or $.09 per diluted share). These charges pertained principally to certain design costs in connection with the Big Boy prototype restaurant building that the Company will no longer use, together with disposal costs for certain equipment removed from Golden Corral restaurants to make way for new “Great Steaks Buffet” equipment.

The Company’s revenues consist primarily of restaurant sales. Total revenue also includes franchise and other fees, the amounts of which were not material to any of the periods discussed herein. References to sales or revenue in the discussion that follows refer to restaurant sales.

Results of Operations

For the Second Quarter of Fiscal 2003, consolidated restaurant sales increased $6,009,000, or 12.4 percent above sales for the Second Quarter of Fiscal 2002. The increase included $864,000 from higher Big Boy sales and $5,145,000 from higher Golden Corral sales.

For the First Half of Fiscal 2003, consolidated restaurant sales increased $12,973,000, or 11.7 percent above sales for the First Half of Fiscal 2002. The increase included $2,079,000 in higher Big Boy sales and $10,894,000 in higher Golden Corral sales.

Same store sales in Big Boy restaurants improved by 2.3 for the Second Quarter of Fiscal 2003, marking the 21st consecutive quarter that Big Boy same store sales gains have been achieved, and by 2.6 percent during the First Half of Fiscal 2003. The same store sales gains include average menu price increases of 1.4 percent during the third quarter of fiscal 2002 and 1 percent near the end of the first quarter of fiscal 2003.

During the last six fiscal quarters, four new Big Boy restaurants were opened, two of which were replacement buildings built upon the same site. One older, under-performing restaurant was permanently closed, for a net increase of one Big Boy restaurant during the six-quarter period. No other Big Boy restaurants are expected to open during the remainder of fiscal 2003. Construction of two new Big Boy restaurants is expected to begin before the end of fiscal 2003.

The Golden Corral sales increases were the result of more restaurants in operation. Seventeen Golden Corrals were in operation throughout the First Half of Fiscal 2003, including one that opened on the first day of fiscal 2003. Eleven Golden Corrals were in operation throughout the First Half of Fiscal 2002. Nineteen Golden Corrals were operating at the end of the First Half of Fiscal 2003. Thirteen were operating at the end of the First Half of Fiscal 2002. One Golden Corral is scheduled to open in January, 2003, while construction should begin on three more during the remainder of fiscal 2003.

Same store sales in Golden Corral restaurants increased 1.9 percent for the Second Quarter of Fiscal 2003, but were down 6.6 percent for the First Half of Fiscal 2003. A 1.0 percent general price increase was implemented in Golden Corral restaurants in February, 2002. The second quarter same store increase is primarily attributable to the introduction of the “Great Steaks Buffet” concept. The “Great Steaks Buffet” concept features all-you-can-eat charbroiled steaks served on the buffet. Conversions of the hot bar occurred in most of the restaurants during the first quarter. The rollout was completed during the first few weeks of the Second Quarter of Fiscal 2003. Offering steak on the buffet allowed the Company to charge an extra dollar for the basic buffet. When comparing store-by-store weekly sales just prior to the conversion to weekly sales following the rollout, average weekly sales increased almost 9 percent.

The Company does not believe that same store comparisons for Golden Corral restaurants are meaningful at this stage of the concept’s development. Following general industry practice, the Company includes in same store sales comparisons only those restaurants that have been open for five full fiscal quarters prior to the start of the comparison period. Accordingly, in the second quarter, same store sales comparisons use the sales of only eleven Golden Corral restaurants, and in the first half comparison only eight restaurants are included, whereas a total of nineteen Golden Corral restaurants are in operation now.

Additionally, it should be noted that more than half of the Golden Corral restaurants included in the same store sales calculations are in the Cincinnati market where the Company built its first five Golden Corrals and now has ten locations. Until markets are built-out and each restaurant establishes its own permanent customer base, the sales of the existing restaurants are often adversely affected, albeit temporarily, as additional restaurants are added to the market. Finally, same store sales comparisons for Golden Corrals reflect the launch, late in the first quarter, of the Company’s first Golden Corral television advertising campaign to promote the “Great Steaks Buffet” concept and the price increase associated with it, as discussed in a preceding paragraph.

The percentages used in the following discussion about food cost, payroll and other operating costs are percentages of restaurant sales rather than of total revenue.

	28 weeks 12/15/02			28 weeks 12/16/01			12 weeks 12/15/02			12 weeks 12/16/01
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and Paper	32.3	30.2	37.9	33.5	32.0	39.5	32.0	30.0	37.7	33.0	31.4	39.6
Payroll and Related	34.7	35.7	31.9	35.0	35.2	34.2	34.7	35.7	31.9	34.9	35.0	34.2
Other Operating Costs (including opening costs)	21.3	20.2	24.1	20.1	19.5	22.4	20.9	19.7	24.3	19.7	18.9	23.1
Gross Profit	11.7	13.9	6.1	11.4	13.3	3.9	12.4	14.6	6.1	12.4	14.7	3.1

Food and paper cost percentages for Big Boy restaurants continued to move downward for both the Second Quarter and First Half of Fiscal 2003 versus the corresponding periods of fiscal 2002 due to the combination of menu price hikes and lower costs of certain commodities, especially beef, pork and dairy products.

The food and paper cost percentages for Golden Corral restaurants, while much higher than in Big Boy restaurants because of the all-you-can-eat nature of the Golden Corral concept, also declined for both the Second Quarter and First Half of Fiscal 2003 versus the corresponding periods of fiscal 2002 largely due to lower commodity costs, particularly beef and pork.

Payroll and related cost percentages for Big Boy restaurants are higher in both the Second Quarter and First Half of Fiscal 2003. Several factors are responsible for these increases. First, there was an increase in service hours worked in relation to hours of operation. Second, variable compensation earned by restaurant management was greater than levels paid last year. Third, higher costs for pension and medical plan coverage have been incurred in fiscal 2003. These higher cost percentages were partly offset by lower average pay rates and higher menu prices.

Lower payroll and related cost percentages for Golden Corral restaurants in both the Second Quarter and First Half of Fiscal 2003 are due to the combination of higher menu prices, lower pay rates and a significant reduction in the number of hours worked, offset by higher levels of variable compensation and the cost of medical plan coverage.

Reflected in the payroll and related cost percentages discussed above are certain adjustments to self insurance liabilities to more closely reflect actual claims experience. Self insured claims experience is reviewed annually during the first quarter. The assumptions used to measure these adjustments can be complex and sometimes require management to exercise considerable judgment. Favorable claims experience allowed self insurance liabilities to be lowered by $334,000 during the first quarter of fiscal 2003. In fiscal 2002, $101,000 was charged against earnings in the second quarter to increase self insurance liabilities. (Information available at the end of last year’s first quarter was inconclusive.) Management does not consider the adjustments made during the annual review to be critical to the fair presentation of the Company’s financial condition or its results of operations.

The fair value of the assets in the Company’s pension plans has been adversely affected by poor returns on equity investments. The result has increased the Company’s pension expense after many years of steady, low costs. The net periodic pension cost was $723,000, and $181,000, respectively, in the First Halves of Fiscal 2003 and Fiscal 2002, and was $304,000 and $87,000, respectively, in the Second Quarters of Fiscal 2003 and Fiscal 2002.

Federal legislation could soon be enacted that would raise the minimum wage by $1.50 per hour in three stages: to $5.75 within 60 days of enactment, with subsequent increases to $6.25 and to $6.65 per hour over the course of the following year. The Company estimates the first stage would have little immediate impact. The second and third stages could each add as much as a ½ percentage point or more to consolidated payroll and related expenses expressed as a percentage of consolidated sales. Higher menu prices, together with tighter payroll standards and a reduction in hours worked, would likely be used to offset the pressure brought from a higher minimum wage.

Other operating costs include occupancy costs, depreciation, utilities, opening costs and various other restaurant operating expenses. Other operating costs for Big Boy and Golden Corral restaurants continued to move upward in both periods presented for fiscal 2003 principally due to higher maintenance and depreciation charges, along with certain write-offs taken in the first quarter of fiscal 2003 for the cost of the abandoned design plans for the Big Boy prototype restaurant building that was introduced last year and for certain equipment removed from service to make way for new “Great Steaks Buffet” equipment in Golden Corral restaurants. Opening costs for Big Boy restaurants were $85,000 and $213,000 respectively, for the First Halves of Fiscal 2003 and 2002, and were $34,000 and $10,000 respectively for the Second Quarters of Fiscal 2003 and 2002. For Golden Corral restaurants, opening costs were $550,000 and $586,000, respectively, in the First Halves of Fiscal 2003 and 2002, and were $283,000 and $260,000, respectively, in the Second Quarters of Fiscal 2003 and 2002.

Results for the First Half of Fiscal 2003 were favorably affected by a credit to impairment of assets totaling $666,000 that resulted from the termination of a long term lease for a Big Boy restaurant that was permanently closed in fiscal 2001. The credit included the cancellation and reversal of future lease obligations that had been written-off and accrued when the restaurant closed.

Administrative and advertising expense increased $735,000 during the First Half of Fiscal 2003 or 12.8 percent higher than the First Half of Fiscal 2002, while the Second Quarter of Fiscal 2003 experienced a 12.9 percent increase. The largest component of these increases is higher spending for advertising and marketing that is proportionate with higher sales levels, reflecting the Company’s long standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing.

Interest expense during the First Half of Fiscal 2003 increased $205,000 or 16.1 percent higher than the First Half of Fiscal 2002. The increase reflects the full effect of having borrowed $17,000,000 in fiscal 2002, together with much lower levels of capitalized interest this year from scaled back construction, offset somewhat by lower variable interest rates and much lower additional borrowing in fiscal 2003. The rate of increase slowed significantly during the Second Quarter of Fiscal 2003 due to further reductions in interest rates. Interest expense is expected to continue to outpace the levels of fiscal 2002 for the remainder of fiscal 2003 principally due to higher average outstanding debt. In addition, variable rates are more likely to rise than fall.

The estimated effective tax rate as a percentage of pretax earnings increased from 35 percent to 36 percent during the Second Quarter of Fiscal 2003. It was estimated at 35 percent for the entire First Half of Fiscal 2002. These rates have been kept consistently low through the Company’s use of tax credits, principally the federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit.

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

Liquidity and Capital Resources

The Company has historically maintained a strategic negative working capital position, a common practice in the restaurant industry. The working capital deficit was $14,798,000 as of December 15, 2002. As of December 16, 2001, the deficit was $12,906,000. The change is principally due to an increase in the current portion of long term debt, largely the result of borrowing to finance new restaurants. The working capital deficit is expected to continue to increase at a modest, manageable pace as construction debt is prudently increased to supplement the use of internally generated cash to finance expansion plans. Shortly after December 15, 2002, the Company’s Construction Draw Credit Facility was modified to increase the maximum that may be borrowed to $55,000,000 from $45,000,000. As of December 15, 2002, $37,500,000 had been cumulatively borrowed, leaving $17,500,000 available to be drawn upon before the availability of draws is scheduled to expire on September 1, 2004.

Since substantially all of the Company’s retail sales are derived from cash and credit cards, and significant, predictable cash flows are provided by operations (see the following paragraph), the deployment of a negative working capital strategy has not and will not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments shown in the following table. Additionally, a $5,000,000 working capital revolving line of credit (currently unused) is readily available if needed.

Aggregated Information about Contractual Obligations and Commercial Commitments
December 15, 2002

	Payments due by period (in thousands)
	Total	1 year	year 2	year 3	year 4	year 5	more than 5 years
Long-Term Debt	41,152	4,793	5,138	5,520	5,706	4,830	15,165
Rent due under Capital Lease Obligations	6,241	940	917	850	695	2,696	143
[1] Rent due under Operating Leases	10,434	1,250	1,264	1,001	821	618	5,480
Unconditional Purchase Obligations	6,347	6,347
Other Long-Term Obligations	None
Total Contractual Cash Obligations	64,174	13,330	7,319	7,371	7,222	8,144	20,788

[1]
Not included are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $54 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or re-sub-let the properties.

Operating cash flows were $12,217,000 in the First Half of Fiscal 2003, an increase of $2,138,000 from the First Half of Fiscal 2002. In addition to servicing debt, these cash flows were utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

Investing activities in the First Half of Fiscal 2003 included $11,825,000 in capital costs, a decrease of $7,453,000 from the First Half of Fiscal 2002. This year’s capital spending includes $7,857,000 for Golden Corral restaurants, principally for new restaurant construction, site acquisitions, and the installation of equipment for the “Great Steaks Buffet”. Also included in this year’s capital costs was $3,968,000 spent on Big Boy restaurants, consisting of new restaurant construction, remodeling existing restaurants, routine equipment replacements and other capital outlays. It is the Company’s policy to own its restaurant properties; however, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. During the First Half of Fiscal 2003, a Golden Corral restaurant opened that was built on leased land. This lease has been accounted for as an operating lease pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended. Proceeds of $492,000 from dispositions of real property occurred during the First Half of Fiscal 2003. Proceeds from property sales are used for working capital.

Financing activities in the First Half of Fiscal 2003 included $4,000,000 of new debt borrowed against the Company’s credit lines. Scheduled and other payments of long-term debt and capital lease obligations amounted to $3,080,000. Regular quarterly cash dividends paid to shareholders totaled $885,000. Dividends declared but not paid as of December 15, 2002 were $444,000. The Company expects to continue its 42 year practice of paying regular quarterly cash dividends.

Since October, 1998, the Company has had a stock repurchase program. The program was most recently renewed in October, 2002. The current program authorizes the repurchase of up to 500,000 shares of the Company’s common stock over a period of time not to exceed two years from the date of the authorization. Shares may be acquired in the open market or through block trades. Due to the positive movement in the stock price since December, 2001, no shares have been acquired under these programs since January 4, 2002. Proceeds of $189,000 were received during the First Half of Fiscal 2003 from employees who acquired 17,740 shares of the Company’s common stock through exercise of stock options.

The Company’s development agreements with Golden Corral Franchising Systems, Inc. call for opening 41 Golden Corral restaurants by December 31, 2007. The Company is in compliance with the development agreements, as modified. Nineteen restaurants were in operation as of December 15, 2002, including three that have opened thus far in fiscal 2003. Current plans call for five additional restaurants to open over the next twelve months, one of which was under construction as of December 15, 2002. Costs remaining to complete construction of this restaurant were estimated at $240,000 as of December 15, 2002. On average, the cost to build and equip each Golden Corral restaurant is approximately $3,000,000, including land.

The Golden Corral restaurant currently under construction is the replacement of a defective restaurant building in Canton, Ohio. The defective building had originally been expected to be placed in service in September, 2001. Its construction was halted in August, 2001 when structural defects were discovered. The Company has asserted claims against two firms with which the Company had contracted for the design, engineering and construction of the defective building. The Company expects to recover at least $1,717,000 in construction costs incurred to date, including the cost to raze the defective building.

The Big Boy restaurant that opened earlier in the fiscal year was likely the last Big Boy restaurant to be built that fully utilizes the building prototype that was introduced last year. A decision for a replacement prototype has yet to be made for the two Big Boy restaurants that are expected to be under construction before the end of fiscal 2003. Acquisitions of Big Boy sites will likely continue during fiscal 2003. The approximate cost to build and equip a new Big Boy restaurant is $2,300,000, including land. In addition, the Company routinely renovates approximately one-fifth of its Big Boy restaurants each year, the estimated cost of which for fiscal 2003 totals approximately $750,000. Approximately $375,000 of this had not been incurred as of December 15, 2002. Certain high-volume Big Boy restaurants are routinely evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

The Company is currently making plans to replace its headquarters legacy information systems with an integrated enterprise system. The installation of the system will be a long term process that could take one to three years to fully install. The total cost to install such a system has yet to be determined as the vendor to supply the new system has yet to be selected. However, as much as $2,000,000 could be expended during the next twelve months.

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

Other examples of risks and uncertainties facing the Company include, but are not limited to, the following: intense competition for customers; consumer perceptions of value, food quality and quality of service; changing consumer preferences; changing neighborhood demographics; changes in business strategy and development plans; the rising cost of quality sites on which to build restaurants; incorrect restaurant site selection; the effects of inflationary pressure, including higher energy prices; rolling power outages; shortages of qualified labor; changes in the supply and cost of food; seasonal weather conditions, particularly during the winter months of the third quarter; natural disasters; fires or explosions; criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes; acts of terrorists or acts of war; civil disturbances; boycotts; variable interest rates; limitations on borrowing capacity; legal claims; changes in accounting standards; estimates used in preparing financial statements; disruptions to the business during transitions to new computer software; financial stability of technology vendors to support computer software over the long-term; changes in governmental regulations regarding the environment; exposure to penalties for potential violations of numerous governmental regulations in general, and immigration (I-9) and minor labor regulations in particular; any future imposition by OSHA of costly ergonomics regulations on workplace safety; legislative changes affecting labor law, especially increases in the federal minimum wage; and legislation or court rulings that result in changes to tax codes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has market risk exposure to interest rate changes primarily relating to its $10,000,000 bullet loan. Interest rates are presently determined by adding 200 basis points to the London Interbank Offered Rate (LIBOR). The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. The Company does not use foreign currency.

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

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s chief executive officer (CEO) and chief financial officer (CFO) have reviewed and evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this Quarterly Report on Form 10-Q. Their evaluation concluded that the Company’s disclosure controls and procedures were effective in providing assurance that required information had been identified and disclosed accordingly in this Form 10-Q for the quarter ended December 15, 2002.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the evaluation by the CEO and CFO, including any significant deficiencies or material weakness of internal controls that would require corrective action.

PART II – OTHER INFORMATION

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

ITEMS 2, 3, 4 and 5, the answers to which are either “none” or “not applicable”, are omitted.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

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

(10) (f)  Exhibit (10) (d) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000 is incorporated herein by reference.*

(10) (g)  Exhibit 10 (f) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement and Amendment between the Registrant and Craig F. Maier effective June 4, 2000 is incorporated herein by reference.*

(10) (h)  Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, being the Frisch’s Executive Savings Plan effective November 15, 1993, is incorporated herein by reference.*

(10) (i)  Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, being the Frisch’s Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference.*

(10) (j)  Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, being the Amended and Restated 1993 Stock Option Plan, is incorporated herein by reference.*

(10) (k)  Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, being the Employee Stock Option Plan, is incorporated herein by reference. *

(10) (l)  Exhibit (10) (e) to the Registrant’s Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference.*

(10) (m)  Exhibit (10) (f) to the Registrant’s Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference.*

(10) (n)  Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, being the Agreement between the Registrant and Craig F. Maier dated November 21, 1989, is incorporated herein by reference.*

(10) (o)  Exhibit (10) (q) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, being the Amendment and Restatement of Real Estate Purchase and Sale Agreement between the Registrant (Seller) and Remington Hotel Corporation (Buyer) dated October 9, 2000 to sell the Clarion Riverview Hotel, is incorporated herein by reference.

(10) (p)  Exhibit (10) (t) to the Registrant’s Form 10-K Annual Report for 2001, being the Purchase Agreement dated February 26, 2001 between the Registrant (Seller) and Stevens Hotel Group LLC (Buyer) to sell the Quality Hotel Central, is incorporated herein by reference.

(10) (q)  Exhibit (10) (u) to the Registrant’s Form 10-K Annual Report for 2001, being Amendments No. 1 and No. 2 dated April 26, 2001 and May 15, 2001, respectively, to the Purchase Agreement dated February 26, 2001 between the Registrant (Seller) and Stevens Hotel Group LLC (Buyer) to sell the Quality Hotel Central, is incorporated herein by reference.

(10) (r)  Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, being Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000 is incorporated herein by reference, together with the Trust Agreement established by the Registrant between Firstar Bank, N. A., (Trustee) and Donald H. Walker (Grantor). There are identical Trust Agreements between

Firstar Bank, N. A. (Trustee) and Craig F. Maier, Paul F. McFarland, W. Gary King, Karen F. Maier, Ken C. Hull, Michael E. Conner and certain other “highly compensated employees” (Grantors). *

*denotes compensatory plan or agreement.

(15)  Letter re: unaudited interim financial statements, is filed herewith

(99)  Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder:

(99) (a) Chief Executive Officer’s Certification, is filed herewith

(99) (b) Chief Financial Officer’s Certification, is filed herewith

b)  REPORTS ON FORM 8-K

A Form 8-K was filed on October 8, 2002 under Item 5, to report that the same store sales increase for Big Boy restaurants during the first quarter of fiscal 2003 (ended September 22, 2002) was moderately lower than the increase in the previous fiscal year, and that during the four weeks ended August 25, 2002, Big Boy same store sales increased 1 percent.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(registrant)

DATE	January 14, 2003

BY	/s/ Donald H. Walker
Donald H. Walker Vice President – Finance, Treasurer and Principal Financial and Accounting Officer

CERTIFICATIONS

I, Craig F. Maier, President and Chief Executive Officer of Frisch’s Restaurants, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Frisch’s Restaurants, Inc. (the “registrant”);

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

DATE  January 14, 2003

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

DATE  January 14, 2003

/s/ Donald H. Walker
Donald H. Walker, Vice President-Finance Chief Financial Officer and Treasurer