Form 10-Q
period 2003-03-09
FRISCHS RESTAURANTS INC
filed 2003-04-08
CIK 39047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 9, 2003

Commission File Number 1-7323

FRISCH’S RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-0523213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Gilbert Avenue, Cincinnati, Ohio	45206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    513-961-2660

Not Applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

The total number of shares outstanding of the issuer’s no par common stock, as of March 28, 2003 was: 4,947,002

Frisch's Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Forty Weeks Ended		Twelve Weeks Ended
	March 9, 2003	March 10, 2002	March 9, 2003	March 10, 2002
Revenue
Sales	$175,884,770	$159,003,911	$51,672,036	$47,764,154
Other	966,119	1,012,922	270,787	293,019

Total revenue	176,850,889	160,016,833	51,942,823	48,057,173
Costs and expenses
Cost of sales
Food and paper	57,138,324	53,119,226	17,077,569	15,846,914
Payroll and related	61,258,659	55,673,325	18,161,978	16,708,261
Other operating costs	37,337,941	31,843,636	10,901,043	9,452,685

	155,734,924	140,636,187	46,140,590	42,007,860
Administrative and advertising	9,295,524	8,384,141	2,808,930	2,632,481
Inpairment of long lived assets	(810,586)	—	(144,857)	—
Interest	2,139,123	1,843,013	658,912	567,837

Total costs and expenses	166,358,985	150,863,341	49,463,575	45,208,178

Earnings before income tax	10,491,904	9,153,492	2,479,248	2,848,995
Income taxes	3,777,000	3,204,000	892,000	997,000

NET EARNINGS	$6,714,904	$5,949,492	$1,587,248	$1,851,995

Earnings per share (EPS) of common stock:
Basic net earnings per share	$1.36	$1.20	$.32	$.38

Diluted net earnings per share	$1.34	$1.19	$.32	$.37

The accompanying notes are an integral part of these statements.

Frisch's Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	March 9, 2003 (unaudited)	June 2, 2002
Current Assets
Cash	$2,909,257	$670,726
Receivables
Trade	825,003	858,524
Other	309,300	309,723
Inventories	4,027,206	3,585,239
Prepaid expenses and sundry deposits	2,293,356	993,366
Prepaid and deferred income taxes	1,069,381	1,069,381

Total current assets	11,433,503	7,486,959
Property and Equipment
Land and improvements	43,277,539	38,859,285
Buildings	65,920,601	63,069,041
Equipment and fixtures	68,327,323	62,677,482
Leasehold improvements and buildings on leased land	18,008,055	14,692,924
Capitalized leases	7,388,580	7,388,580
Construction in progress	3,790,684	6,790,095

	206,712,782	193,477,407
Less accumulated depreciation and amortization	92,557,244	85,757,893

Net property and equipment	114,155,538	107,719,514
Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,059,186	998,549
Investments in land	401,220	945,217
Property held for sale	1,401,021	2,045,972
Long-term receivables	2,134,508	2,383,479
Net cash surrender value-life insurance policies	4,248,635	4,571,067
Deferred income taxes	87,086	87,086
Other	1,129,900	2,356,446

Total other assets	11,202,200	14,128,460

	$136,791,241	$129,334,933

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 9, 2003 (unaudited)	June 2, 2002
Current Liabilities
Long-term obligations due within one year
Long-term debt	$4,871,799	$4,099,770
Obligations under capitalized leases	502,746	466,123
Self insurance	1,619,536	1,418,040
Accounts payable	10,107,500	9,357,584
Accrued expenses	7,182,907	6,674,742
Income taxes	1,229,530	334,556

Total current liabilities	25,514,018	22,350,815
Long-Term Obligations
Long-term debt	35,106,457	35,904,960
Obligations under capitalized leases	3,863,728	4,245,504
Self insurance	2,730,122	2,877,412
Deferred compensation and other	2,462,872	2,726,314

Total long-term obligations	44,163,179	45,754,190
Commitments	—	—

Shareholders' Equity
Capital stock
Preferred stock – authorized, 3,000,000 shares without par value; none issued	—	—
Common stock – authorized, 12,000,000 shares without par value; issued, 7,418,347 and 7,385,107 shares – stated value – $1	7,418,347	7,385,107
Additional contributed capital	60,921,362	60,496,396

	68,339,709	67,881,503
Retained earnings	31,873,309	26,487,596

	100,213,018	94,369,099
Less cost of treasury stock (2,471,345 and 2,474,347 shares)	33,098,974	33,139,171

Total shareholders' equity	67,114,044	61,229,928

	$136,791,241	$129,334,933

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Forty Weeks Ended March 9, 2003 and March 10, 2002

(Unaudited)

	Common stock at $1 per share – Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at June 3, 2001	$7,362,279	$60,257,601	$20,243,357	$(31,417,196)	$56,446,041
Net earnings for forty weeks	—	—	5,949,492	—	5,949,492
Treasury shares reissued	—	231	—	56,662	56,893
Treasury shares acquired	—	—	—	(1,792,030)	(1,792,030)
Treasury shares reissued upon exercise of stock options (including tax benefit)	—	(5,083)	—	13,393	8,310
Employee stock purchase plan	—	(24,750)	—	—	(24,750)
Cash dividends – $.26 per share	—	—	(1,287,235)	—	(1,287,235)

Balance at March 10, 2002	7,362,279	60,227,999	24,905,614	(33,139,171)	59,356,721
Net earnings for twelve weeks	—	—	2,021,889	—	2,021,889
Stock options exercised (including tax benefit)	22,828	324,315	—	—	347,143
Employee stock purchase plan	—	(55,918)	—	—	(55,918)
Cash dividends – $.09 per share	—	—	(439,907)	—	(439,907)

Balance at June 2, 2002	7,385,107	60,496,396	26,487,596	(33,139,171)	61,229,928
Net earnings for forty weeks	—	—	6,714,904	—	6,714,904
Treasury shares reissued	—	19,038	—	40,197	59,235
Stock options exercised (including tax benefit)	33,240	429,500	—	—	462,740
Employee stock purchase plan	—	(23,572)	—	—	(23,572)
Cash dividends – $.27 per share	—	—	(1,329,191)	—	(1,329,191)

Balance at March 9, 2003	$7,418,347	$60,921,362	$31,873,309	$(33,098,974)	$67,114,044

The accompanying notes are an integral part of these statements.

Frisch's Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Forty Weeks Ended March 9, 2003 and March 10, 2002

(unaudited)

	2003	2002
Cash flows provided by (used in) operating activities:
Net earnings	$6,714,904	$5,949,492
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	8,388,730	7,216,781
Impairment of long-lived assets	(810,586)	—
Loss on disposition of assets	729,726	262,535

	15,022,774	13,428,808
Changes in assets and liabilities:
Decrease in receivables	33,944	27,345
Increase in inventories	(441,967)	(219,705)
Increase in prepaid expenses and sundry deposits	(1,299,990)	(764,906)
Decrease in other assets	1,324,068	373,430
Increase in prepaid and deferred income taxes	—	(116,019)
Increase in accounts payable	749,916	1,804,136
Increase in accrued expenses	508,165	24,140
Increase in accrued income taxes	894,974	73,411
Increase in self insured obligations	54,206	445,349
Increase (decrease) in other liabilities	221,287	(25,001)

	2,044,603	1,622,180

Net cash provided by operating activities	17,067,377	15,050,988
Cash flows (used in) provided by investing activities:
Additions to property and equipment	(15,239,561)	(22,859,383)
Proceeds from disposition of property	1,253,152	48,628
Proceeds from disposition of franchise rights	—	134,143
Proceeds from surrender of life insurance policies	379,484	—
Increase in other assets	(19,506)	(2,072,171)

Net cash (used in) investing activities	(13,626,431)	(24,748,783)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings	4,000,000	15,500,000
Payment of long-term debt and capital lease obligations	(4,371,627)	(2,078,691)
Cash dividends paid	(1,329,191)	(1,287,235)
Treasury share transactions-net	59,235	(1,735,137)
Stock options exercised-including tax benefit	462,740	8,310
Employee stock purchase plan	(23,572)	(24,750)

Net cash (used in) provided by financing activities	(1,202,415)	10,382,497

Net increase in cash and equivalents	2,238,531	684,702
Cash and equivalents at beginning of year	670,726	280,460

Cash and equivalents at end of quarter	$2,909,257	$965,162

Supplemental disclosures:
Interest paid	$2,283,300	$1,742,658
Income taxes paid (net of refunds, if any)	2,787,523	3,247,151

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third Quarter Ended March 9, 2003

NOTE A – DESCRIPTION OF THE BUSINESS

Frisch’s Restaurants, Inc is a regional company that operates and licenses others to operate full service family-style restaurants under the name “Frisch’s Big Boy”, and operates grill buffet style restaurants under the name “Golden Corral” under certain licensing agreements. All restaurants currently operated by the Company are located in various regions of Ohio, Kentucky and Indiana.

The Company owns the trademark “Frisch’s” and has exclusive, irrevocable ownership of the rights to the “Big Boy” trademark, trade name and service mark in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. Substantially all of the Frisch’s Big Boy restaurants also offer “drive-thru” service. The Company also licenses Big Boy restaurants to other operators, currently in certain parts of Ohio, Kentucky and Indiana. In addition, the Company operates a commissary and food manufacturing plant near its headquarters in Cincinnati, Ohio that services all Big Boy restaurants operated by the Company, and is available to supply restaurants licensed to others.

NOTE B – ACCOUNTING POLICIES

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $105,000 at March 9, 2003 and $99,000 as of June 2, 2002. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for buildings or components thereof and 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Interest on borrowings is capitalized during active construction periods of major capital projects. Capitalized interest was $112,000 and $181,000 respectively, for the forty weeks ended March 9, 2003 and March 10, 2002, and was $25,000 and $42,000 respectively, for the twelve weeks ended March 9, 2003 and March 10, 2002. The cost of land not yet in service is classified as “Construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of March 9, 2003 totaled approximately $4,300,000, substantially all of which was for Golden Corral restaurants. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

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

The forty weeks ended March 9, 2003 include pretax credits of $811,000 to reverse impairment of assets charges resulting from dispositions of two Big Boy restaurants that had ceased operations in fiscal 2001 because of cash flow losses. Non-cash pretax charges totaling $1,575,000, including a write-off of future long-term lease obligations on one of the restaurants, were recorded as impairment losses when these restaurants were closed in fiscal 2001. The disposition of the lease for restaurant property occurred during the first quarter ended September 22, 2002 at which time $666,000 was credited to impairment of assets. $145,000 was credited to impairment of assets during the quarter ended March 9, 2003 when the other restaurant was sold for cash.

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

NOTE B – ACCOUNTING POLICIES (CONTINUED)

upon the commitment to an exit or disposal plan. SFAS 146 is effective for any disposal or exit activity initiated after December 31, 2002. Its application is not expected to materially impact the Company’s financial statements.

Goodwill and Other Intangible Assets, Including Licensing Agreements

Effective June 4, 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Under SFAS 142, acquired goodwill is not amortized. Instead, it is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of March 9, 2003 and at June 2, 2002, the carrying amount of goodwill acquired in prior years was $741,000, which is net of $308,000 of amortization.

Under SFAS 142, intangible assets having a finite useful life continue to be amortized, and are tested annually for impairment in accordance with SFAS 121. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The carrying amount of Golden Corral initial franchise fees subject to amortization as of March 9, 2003 was $700,000, which is net of $100,000 of accumulated amortization. As of June 2, 2002, the carrying amount was $576,000, which was net of $64,000 of accumulated amortization. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $53,000 per year in each of the next five years for the twenty Golden Corral restaurants in operation as of March 9, 2003. Amortization for the forty weeks ended March 9, 2003 and March 10, 2002 was $36,000 and $25,000 respectively, and was $12,000 and $8,000 respectively, for the twelve weeks ended March 9, 2003 and March 10, 2002. The remaining balance of “Other intangible assets,” including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

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

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for the forty weeks ended March 9, 2003 and March 10, 2002 were $875,000 ($790,000 for Golden Corral and $85,000 for Big Boy) and $1,319,000 ($972,000 for Golden Corral and $347,000 for Big Boy) respectively, and were $240,000 (all of which was for Golden Corral) and $520,000 ($386,000 for Golden Corral and $134,000 for Big Boy) respectively, for the twelve weeks ended March 9, 2003 and March 10, 2002.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – ACCOUNTING POLICIES (CONTINUED)

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

As of March 9, 2003, the Company had two outstanding letters of credit totaling $307,000 in support of its self-insurance program.

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

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” No stock-based employee compensation cost is included in net income, as all options granted during the periods presented had an exercise price equal to the market value of the stock on the date of grant. In accordance with Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure” (required in financial statements for interim periods beginning after

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – ACCOUNTING POLICIES (CONTINUED)

December 15, 2002), the following table presents the effect on net income and earnings per share had the Company accounted for stock options using the fair value recognition provisions of SFAS 123:

	Forty weeks ended		Twelve weeks ended
	Mar. 9, 2003	Mar. 10, 2002	Mar. 9, 2003	Mar. 10, 2002
	(in thousands, except per share data)
Net Income, as reported	$6,715	$5,949	$1,587	$1,852
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	222	149	30	18

Pro forma net income	$6,493	$5,800	$1,557	$1,834

Earnings per share
Basic – as reported	$1.36	$1.20	$.32	$.38
Basic – pro forma	$1.32	$1.17	$.32	$.37
Diluted – as reported	$1.34	$1.19	$.32	$.37
Diluted – pro forma	$1.30	$1.16	$.31	$.37

(a) For a summary of options granted, refer to the stock option section of Note E – Capital Stock.

The estimated total stock-based employee compensation expense was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	Forty weeks ended		Twelve weeks ended
	Mar. 9, 2003	Mar. 10, 2002	Mar. 9, 2003	Mar. 10, 2002
Dividend yield	1.87%	2.17%	1.87%	2.17%
Expected volatility	28%	27%	28%	27%
Risk free interest rate	3.67%	4.72%	3.67%	4.72%
Expected lives	5 years	5 years	5 years	5 years
Weighted average fair value of options granted	$4.95	$3.58	$4.95	$3.58

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LONG-TERM DEBT

	March 9, 2003		June 2, 2002
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility –
Construction Phase Loans	$—	$—	$—	$—
Term Loans	4,872	25,106	4,100	25,905
Revolving Credit Loan	—	—	—	10,000
Bullet Loan	—	10,000	—	—

	$4,872	$35,106	$4,100	$35,905

The portion payable after one year matures as follows:

	March 9, 2003	June 2, 2002
	(in thousands)
Period ending in 2004	$—	$14,494
2005	5,233	4,836
2006	5,617	5,196
2007	5,526	4,833
2008	14,747	4,062
2009	3,232	2,352
Subsequent to 2009	751	132

	$35,106	$35,905

The Construction Draw Facility is an unsecured draw credit line that provides for borrowing of up to $55,000,000 to construct and open Golden Corral restaurants. As of March 9, 2003, the Company had cumulatively borrowed $37,500,000. The remaining $17,500,000, which is subject to a ¼ percent unused commitment fee, is available to be drawn before the facility expires September 1, 2004.

Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. All funds borrowed under the Facility as of March 9, 2003 have been converted to Term Loans. Fixed interest rates have been chosen for all of the Term Loans, the weighted average of which is 6.85 percent, and all of the loans are being repaid in 84 equal monthly installments of principal and interest aggregating $567,000, expiring in various periods ranging from May 2006 through December 2009. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2004.

The long standing agreement that previously provided a $10,000,000 Revolving Credit Loan was amended in December 2002 to reduce the Revolving Credit Loan to $5,000,000, while adding a provision for a $10,000,000 Bullet Loan.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C – LONG-TERM DEBT (CONTINUED)

The Bullet Loan was added to refinance, on a long term basis, the $10,000,000 that was currently outstanding on the Revolving Credit Loan at June 2, 2002. The Bullet Loan is secured by mortgages on the real property of six Golden Corral restaurants. It matures and is payable in one installment on December 31, 2007. Variable rated interest, currently ranging from 3.32 to 3.35 percent, is determined by adding 200 basis points to the London Interbank Offered Rate (LIBOR). At any time during the term of the loan, the Company has the option of designating that the loan bear interest for the remainder of the term at a fixed rate equal to the lender’s cost of funds plus 200 basis points. Variable LIBOR based interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Fixed cost of funds based interest shall be payable monthly in arrears.

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

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, and investments. In addition, there are restrictions on construction timetables and on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at March 9, 2003. Compensating balances are not required by these loan agreements.

NOTE D – LEASED PROPERTY

The Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of March 9, 2003, eleven of the Company’s 29 leased restaurant locations have been capitalized. Delivery equipment is also held under capitalized leases expiring during various periods through 2009. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	March 9, 2003	June 2, 2002
	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,083	1,083

	7,389	7,389
Less accumulated amortization	(5,537)	(5,189)

	$1,852	$2,200

As of March 9, 2003, eighteen of the Company’s restaurant properties are occupied pursuant to operating leases, including three ground leases for Golden Corral restaurants. The Company also occupies office space under an operating lease that expires during 2013, with renewal options available through 2023. Total rental expense of operating leases was $1,167,000 and $1,095,000 respectively, for the forty weeks ended March 9, 2003 and March 10, 2002, and was $353,000 and $323,000 respectively, for the twelve weeks ended March 9, 2003 and March 10, 2002.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending March 9,	Capitalized leases	Operating leases
	(in thousands)
2004	$940	$1,335
2005	900	1,344
2006	841	1,112
2007	618	888
2008	2,608	699
2009 to 2022	98	5,419

Total	6,005	$10,797

Amount representing interest	(1,639)

Present value of obligations	4,366
Portion due within one-year	(503)

Long-term obligations	$3,863

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

NOTE E – CAPITAL STOCK

Stock Options

The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. As of March 9, 2003, 171,204 remained available to be optioned. Of the 391,228 cumulative shares optioned to date, 311,991 remain outstanding as of March 9, 2003.

Shares may be optioned to employees at not less than 75 percent of fair market value on the date granted. The Amended Plan added a provision for automatic, annual stock option grants of 1,000 shares to each of the Company’s non-employee directors. The per share exercise price for options granted to non-employee directors must equal 100 percent of fair market value on the date of grant. The Amended Plan also added a Company right to repurchase shares acquired on exercise of options if an optionee chooses to dispose of such shares. Stock appreciation rights are not provided for under the Amended Plan. All outstanding options under the 1993 Plan were granted at fair market value and expire 10 years from the date of grant. Outstanding options to the President and Chief Executive Officer generally vest in six months, while options granted to non-employee directors vest after one year. Outstanding options granted to other key employees vest in three equal annual installments.

The 1984 Stock Option Plan expired May 8, 1994. As of March 9, 2003, 14,090 options remain outstanding, all of which will expire in June 2003, ten years from the date of grant. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends (the latest of which was declared and paid in fiscal year 1997) in accordance with the anti-dilution provisions of the Plan.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E – CAPITAL STOCK (CONTINUED)

The changes in outstanding and exercisable options involving both the 1993 and the 1984 Plans are summarized below:

	Forty weeks ended March 9, 2003		Forty weeks ended March 10, 2002
	No. of Shares	Weighted Average Price per Share	No. of Shares	Weighted Average Price per Share
Outstanding at beginning of year	284,220	$12.08	220,216	$11.40
Exercisable at beginning of year	209,131	$12.14	157,467	$11.83
Granted during the forty weeks	90,500	$19.16	88,500	$13.61
Exercised during the forty weeks	33,240	$11.08	1,000	$8.31
Expired during the forty weeks	14,398	$17.05	0
Forfeited during the forty weeks	1,001	$15.65	1,250	$11.40

Outstanding at end of quarter	326,081	$13.92	306,466	$12.05

Exercisable at end of quarter	237,572	$13.16	227,967	$11.98

Stock options outstanding and exercisable as of March 9, 2003 for the 1993 and 1984 Plans are as follows:

Range of Exercise Prices per Share	No. of Shares	Weighted Average Price per Share	Weighted Average Remaining Life in Years
Outstanding:

$ 8.31 to $12.00	123,987	$10.46	6.85 years
$12.01 to $16.00	112,094	$13.54	6.93 years
$16.01 to $19.78	90,000	$19.16	9.27 years

$ 8.31 to $19.78	326,081	$13.92	7.55 years

Exercisable:

$ 8.31 to $12.00	113,312	$10.51	—
$12.01 to $16.00	84,260	$13.59	—
$16.01 to $19.78	40,000	$19.78	—

$ 8.31 to $19.78	237,572	$13.16	—

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E – CAPITAL STOCK (CONTINUED)

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

A total of 58,492 common shares were reserved for issuance under the non-qualified Executive Savings Plan when it was established in 1993. As of March 9, 2003, 49,374 shares remained in the reserve, including 7,187 shares allocated but not issued to participants.

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

	Basic earnings per share			Diluted earnings per share
	Weighted average shares outstanding	EPS	Stock equivalents	Weighted average shares outstanding	EPS
Forty weeks ended:

March 9, 2003	4,924,680	$1.36	87,714	5,012,394	$1.34
March 10, 2002	4,948,564	$1.20	60,874	5,009,438	$1.19

Twelve weeks ended:

March 9, 2003	4,939,391	$.32	95,524	5,034,915	$.32
March 10, 2002	4,892,099	$.38	95,056	4,987,155	$.37

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F – PENSION PLANS

The changes in the benefit obligations for the two qualified defined benefit pension plans that the Company sponsors (see Note B – Accounting Policies) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (collectively, the “Plans”) are computed as follows for the years ended June 2, 2002 and June 3, 2001 (latest available data):

	(in thousands)
	2002	2001
Projected benefit obligation at beginning of year	$14,380	$15,892
Service cost	1,275	1,170
Interest cost	1,012	1,028
Actuarial loss (gain)	1,013	(780)
Benefits paid	(1,170)	(2,930)

Projected benefit obligation at end of year	$16,510	$14,380

The changes in the Plans’ assets are computed as follows for the years ended June 2, 2002 and June 3, 2001 (latest available data):

	(in thousands)
	2002	2001
Fair value of plan assets at beginning of year	$19,987	$23,478
Actual return (loss) on plan assets	(1,357)	(906)
Employer contributions	785	564
Benefits paid	(1,371)	(3,149)

Fair value of plan assets at end of year	$18,044	$19,987

The following table sets forth the Plans’ funded status and amounts recognized in the Company’s balance sheet at June 2, 2002 and June 3, 2001 (latest available data):

	(in thousands)
	2002	2001
Funded status	$1,534	$5,607
Unrecognized net actuarial loss (gain)	404	(3,789)
Unrecognized prior service cost	388	459
Unrecognized net transition (asset)	—	(237)

Prepaid benefit cost	$2,326	$2,040

The weighted average actuarial assumptions used were:

	As of
	June 2, 2002	June 3, 2001

Weighted average discount rate	7.25%	7.25%
Weighted average rate of compensation increase	5.50%	5.50%
Weighted average expected long-term rate of return on plan assets	8.50%	8.50%

Net periodic pension cost for the above described Plans during the forty weeks ended March 9, 2003 and March 10, 2002 was $1,020,000 and $337,000 respectively, and was $297,000 and $156,000 respectively, for the twelve weeks ended March 9, 2003 and March 10, 2002. Contributions to the Plans were $495,000 and $77,500 respectively, during the forty weeks ended March 9, 2003 and March 10, 2002.

Compensation expense relating to the Non Deferred Cash Balance Plan (see Note B – Accounting Policies) for the forty weeks ended March 9, 2003 and March 10, 2002 was $334,000 and $243,000 respectively, and was $81,000 and $129,000 respectively, for the twelve weeks ended March 9, 2003 and March 10, 2002. Contributions to the Non Deferred Cash Balance Plan were $415,000 and $373,000 respectively, during the forty weeks ended March 9, 2003 and March 10, 2002.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G – SEGMENT INFORMATION

Under Statement of Financial Accounting Standards No. 131 (SFAS 131) “Disclosures about Segments of an Enterprise and Related Information,” the Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	Forty weeks ended		Twelve weeks ended
	Mar. 9, 2003	Mar. 10, 2002	Mar. 9, 2003	Mar. 10, 2002
	(in thousands)
Sales
Big Boy	$127,567	$126,027	$36,727	$37,266
Golden Corral	48,318	32,977	14,945	10,498

	$175,885	$159,004	$51,672	$47,764

Earnings from continuing operations before income taxes
Big Boy	$14,197	$14,219	$3,707	$4,377
Impairment of assets	811	—	144	—
Opening expense	(85)	(347)	(00)	(134)

Total Big Boy	14,923	13,872	3,851	4,243

Golden Corral	2,779	1,794	883	753
Opening expense	(790)	(972)	(240)	(386)

Total Golden Corral	1,989	822	643	367

Administrative expense	(5,247)	(4,711)	(1,627)	(1,486)
Interest expense	(2,139)	(1,843)	(659)	(568)
Other – net	966	1,013	271	293

Total Corporate Items	(6,420)	(5,541)	(2,015)	(1,761)

	$10,492	$9,153	$2,479	$2,849

Depreciation and amortization
Big Boy	$6,218	$5,871	$1,827	$1,818
Golden Corral	2,171	1,346	715	470

	$8,389	$7,217	$2,542	$2,288

Capital Expenditures
Big Boy	$5,018	$8,980	$1,050	$2,046
Golden Corral	10,222	13,879	2,365	1,535

	$15,240	$22,859	$3,415	$3,581

	As of
	March 9, 2003	June 2, 2002
Identifiable assets
Big Boy	$78,537	$81,001
Golden Corral	58,254	48,334

	$136,791	$129,335

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H – CONTINGENCIES

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) On July 30, 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees and costs it claims is owed by the Company under the construction contract. The Company denies the claim and has filed a counterclaim against the general contractor alleging defective construction and claiming damages, lost profits, interest and costs in excess of $1,000,000. On August 29, 2002, the Company filed a separate lawsuit against the architect that designed the defective building alleging negligent design and claiming damages, lost profits, interest and costs in excess of $2,500,000. The Company is vigorously prosecuting both of these claims and believes that it will ultimately prevail.

Since no assurances can be made regarding the outcome of this or any litigation, only the construction costs expected to be recovered (including the cost to raze the defective building), totaling approximately $1,715,000 as of March 9, 2003, are carried as “Long-term receivables” in the consolidated balance sheet.

NOTE I – RELATED PARTY TRANSACTIONS

A Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary.

The total paid to the Company by these three restaurants amounted to $3,182,000 and $3,272,000 respectively, during the forty weeks ended March 9, 2003 and March 10, 2002, and was $914,000 and $934,000 respectively, during the twelve weeks ended March 9, 2003 and March 10, 2002. As of March 9, 2003, the amount owed to the Company from these restaurants was $58,822. Amounts due are always settled within 28 days of billing.

All related party transactions described herein were effected on substantially similar terms as transactions with persons having no relationship with the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s Third Quarter of Fiscal 2003 consists of the twelve weeks ended March 9, 2003, and compares with the twelve weeks ended March 10, 2002, which constituted the Third Quarter of Fiscal 2002. The First Three Quarters of Fiscal 2003 consists of the forty weeks ended March 9, 2003, and compares with the forty weeks ended March 10, 2002, which constituted the First Three Quarters of Fiscal 2002.

Total revenue for the Third Quarter of Fiscal 2003 was a record $51,943,000, an increase of $3,886,000, or 8.1 percent above comparable revenue during the Third Quarter of Fiscal 2002. Net earnings for the Third Quarter of Fiscal 2003 were $1,587,000, or diluted earnings per share (EPS) of $.32. Comparable earnings from the Third Quarter of Fiscal 2002 were $1,852,000, or $.37 diluted EPS.

Total revenue for the First Three Quarters of Fiscal 2003 was a record $176,851,000, an increase of $16,834,000 or 10.5 percent higher than comparable revenue during the First Three Quarters of Fiscal 2002. Net earnings for the First Three Quarters of Fiscal 2003 were a record $6,715,000, or diluted EPS of $1.34. Comparable earnings from the First Three Quarters of Fiscal 2002 were $5,949,000, or $1.19 diluted EPS.

The First Three Quarters of Fiscal 2003 include credits of $811,000 ($519,000 net after income tax, or $.10 diluted EPS) for impairment of assets. The credits resulted from the dispositions of two Big Boy restaurants that had ceased operations in fiscal 2001 because of cash flow losses. Non-cash pretax charges totaling $1,575,000, including a write-off of future long-term lease obligations on one of the restaurants, were recorded as impairment losses when these restaurants were closed in fiscal 2001. The disposition of the leased restaurant property occurred during the first quarter of fiscal 2003 at which time a pretax credit of $666,000 was taken to impairment of assets. The second restaurant was sold for cash during the Third Quarter of Fiscal 2003, with $145,000 ($93,000 net after income tax, or $.02 diluted EPS) credited to impairment of assets.

The First Three Quarters of Fiscal 2003 also included asset write-offs taken during the first quarter amounting to $673,000 ($431,000 net after income tax, or $.09 per diluted share). These charges pertained principally to certain Big Boy restaurant building design costs that the Company will no longer use, together with disposal costs for certain equipment removed from Golden Corral restaurants to make way for new “Great Steaks Buffet” equipment.

The Company’s revenues consist primarily of restaurant sales. Big Boy restaurant sales also include wholesale sales from the Company’s commissary to restaurants licensed to other operators, the amounts of which total less than 4 percent of total revenue in all periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Total revenue also includes franchise and other fees, the amounts of which were not material to any of the periods discussed herein. References to sales or revenue in the discussion that follows refer to restaurant sales (including the minimal amounts of wholesale sales discussed above).

Results of Operations

For the Third Quarter of Fiscal 2003, consolidated restaurant sales increased $3,908,000, or 8.2 percent above sales for the Third Quarter of Fiscal 2002. The increase included $4,447,000 from higher Golden Corral sales offset by $539,000 in lower Big Boy sales.

For the First Three Quarters of Fiscal 2003, consolidated restaurant sales increased $16,881,000, or 10.6 percent above sales for the First Three Quarters of Fiscal 2002. The increase included $15,341,000 in higher Golden Corral sales and $1,540,000 in higher Big Boy sales.

The Golden Corral sales increases were the result of more restaurants in operation. Seventeen Golden Corrals were in operation throughout the First Three Quarters of Fiscal 2003, including one that opened on the first day of fiscal 2003. Eleven Golden Corrals were in operation throughout the First Three Quarters of Fiscal 2002. Twenty Golden Corrals were operating at the end of the Third Quarter of Fiscal 2003. Thirteen were operating at the end of the Third Quarter of Fiscal 2002. While no more Golden Corrals are scheduled to open in fiscal 2003, two restaurants are currently under construction and a third one should begin construction before the end of fiscal 2003. These three restaurants should open respectively in July, August and September of 2003. Plans for two more are currently underway that will bring the total to 25 Golden Corral restaurants in operation by the end of next year’s third quarter.

The introduction of the “Great Steaks Buffet” in Golden Corral restaurants was completed during the second quarter of fiscal 2003. The conversion of the hot bars allowed the Company to charge an extra dollar for the basic buffet. The “Great Steaks Buffet” concept features all-you-can-eat charbroiled steaks served on the buffet. When comparing immediate pre-conversion store-by-store weekly sales to weekly sales immediately following the rollout, average weekly sales increased almost 9 percent. Foul winter weather patterns resulted in a disappointing 2.4 percent same store sales decrease for the Third Quarter of Fiscal 2003. Golden Corral same store sales decreased 6.0 percent for the First Three Quarters of Fiscal 2003.

The Company does not believe that same store sales comparisons for Golden Corral restaurants are meaningful at this stage of the concept’s development. Following general industry practice, the Company includes in same store sales comparisons only those restaurants that have been open for five full fiscal quarters prior to the start of the comparison period. Accordingly, in the Third Quarter of fiscal 2003, same store sales comparisons use the sales of only twelve Golden Corral restaurants, and in the comparison of the first three quarters, only eight restaurants are included, whereas a total of twenty Golden Corral restaurants are in operation now.

Additionally, it should be noted that more than half of the Golden Corral restaurants included in the same store sales calculations are in the Cincinnati market where the Company built its first five Golden Corrals and now has ten in operation. Until markets are built-out and each restaurant establishes its own permanent customer base, the sales of the existing restaurants are often adversely affected, albeit temporarily, as additional restaurants are added to the market. Finally, same store sales comparisons for Golden Corrals reflect the launch, late in the first quarter, of the Company’s first Golden Corral television advertising campaign to promote the “Great Steaks Buffet” concept and the price increase associated with it, as discussed in a preceding paragraph.

Same store sales in Big Boy restaurants decreased 1.1 percent for the Third Quarter of Fiscal 2003, ending the streak of 21 consecutive quarters that same store sales gains had been achieved. Severe winter weather caused the decrease. Big Boy same store sales increased 1.5 percent during the First Three Quarters of Fiscal 2003. The same store sales comparisons include average menu price increases of 1.1 percent and 1.4 percent respectively, during the Third Quarters of Fiscal 2003 and 2002, and 1 percent and 1.4 percent respectively, near the end of the first quarters of fiscal 2003 and 2002.

During the last seven fiscal quarters, four new Big Boy restaurants have been opened, two of which were replacement buildings built upon the same site. One older, under-performing restaurant was permanently closed, for a net increase of one Big Boy restaurant during the seven-quarter period. The Company currently operates 88 Big Boy restaurants. No other Big Boy restaurants are expected to open during the remainder of fiscal 2003. Construction of two new Big Boy restaurants, one of which will relocate an existing restaurant to a superior site within the same neighborhood, is expected to begin later in calendar year 2003.

The percentages used in the following discussion about food cost, payroll and other operating costs are percentages of restaurant sales (as defined in a previous paragraph) rather than of total revenue.

	40 weeks 3/09/03			40 weeks 3/10/02			12 weeks 3/09/03			12 weeks 3/10/02
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and Paper	32.5	30.4	38.1	33.4	31.9	39.3	33.0	30.8	38.5	33.2	31.6	38.9
Payroll and Related	34.8	36.0	31.9	35.0	35.3	33.7	35.1	36.6	31.6	35.0	35.6	32.8
Other Operating Costs (including opening costs)	21.2	20.2	24.0	20.0	19.4	22.6	21.1	20.1	23.7	19.8	18.9	22.9
Gross Profit	11.5	13.5	6.1	11.6	13.4	4.4	10.7	12.5	6.2	12.1	13.9	5.4

Food and paper cost percentages for Big Boy restaurants continued to move downward for both the Third Quarter and First Three Quarters of Fiscal 2003 versus the corresponding periods of fiscal 2002 due to the combination of menu price hikes and lower costs of certain commodities, especially beef, pork and dairy products. Commodity prices are dynamic. To the extent that any future spikes in the cost of beef and pork commodities are not offset by decreases in other commodity costs, effective menu management can be exercised to help soften the impact using a combination of changes to the menu mix and price increases.

The food and paper cost percentages for Golden Corral restaurants, while much higher than in Big Boy restaurants because of the all-you-can-eat nature of the Golden Corral concept, also declined for both the Third Quarter and First Three Quarters of Fiscal 2003 versus the corresponding periods of fiscal 2002 largely due to lower commodity costs, particularly beef and pork. Effective management of the offerings on the food bar can be used to a degree to help offset any future spikes in commodity prices that may occur.

Payroll and related cost percentages for Big Boy restaurants are higher in both the Third Quarter and the First Three Quarters of Fiscal 2003. Several factors are responsible for these increases. First, there was an increase in service hours worked in relation to hours of operation. Second, variable compensation earned by restaurant management was greater than levels paid last year. Third, higher costs for pension and medical plan coverage have been incurred in fiscal 2003. These higher cost percentages were partly offset by lower average pay rates and higher menu prices.

Lower payroll and related cost percentages for Golden Corral restaurants in both the Third Quarter and First Three Quarters of Fiscal 2003 are due to the combination of higher menu prices, lower pay rates and a significant reduction in the number of hours worked, offset by higher levels of variable compensation and the cost of medical plan coverage.

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

The fair value of the assets in the Company’s defined benefit pension plans has been adversely affected by poor returns on equity investments. The result has increased the Company’s pension expense after many years of steady, low costs. The net periodic pension cost was $297,000, and $156,000, respectively, in the Third Quarters of Fiscal 2003 and Fiscal 2002, and was $1,020,000 and $337,000, respectively, in the First Three Quarters of Fiscal 2003 and Fiscal 2002. Contributions to these plans were $495,000 and $77,500 respectively, during the First Three Quarters of Fiscal 2003 and 2002. An additional $900,000 is expected to be contributed in the fourth quarter of fiscal 2003. During the fourth quarter of fiscal 2002, $707,000 was contributed to these plans.

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

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and various other restaurant operating expenses. Other operating cost percentages for Big Boy and Golden Corral restaurants continued to move upward in both the Third Quarter of Fiscal 2003 and the First Three Quarters of Fiscal 2003 principally due to higher maintenance and depreciation charges, and higher snow removal charges in the Third Quarter of Fiscal 2003. Certain write-offs were taken in the first quarter of fiscal 2003 for the cost of the abandoned design plans for the Big Boy prototype restaurant building that was introduced in fiscal 2001 and for certain equipment removed from service to make way for new “Great Steaks Buffet” equipment in Golden Corral restaurants. Opening costs for Big Boy restaurants were $85,000 and $347,000 respectively, for the First Three Quarters of Fiscal 2003 and 2002, and were zero and $134,000 respectively for the Third Quarters of Fiscal 2003 and 2002. For Golden Corral restaurants, opening costs were $790,000 and $972,000, respectively, in the First Three Quarters of Fiscal 2003 and 2002, and were $240,000 and $386,000, respectively, in the Third Quarters of Fiscal 2003 and 2002.

Results for the Third Quarter of Fiscal 2003 were favorably affected by a credit to impairment of assets totaling $145,000 that resulted from the sale of a former Big Boy restaurant. The credit reflects the over estimation of the impairment charge that was taken when the restaurant was permanently closed in fiscal 2001. The First Three Quarters also included a credit to impairment of assets of $666,000 relating to the cancellation of a long term lease for another former Big Boy restaurant that had ceased operating in fiscal 2001. The credit included the reversal of future lease obligations that had been written-off and accrued when the restaurant closed.

Administrative and advertising expense increased $911,000 during the First Three Quarters of Fiscal 2003 or 10.9 percent higher than the First Three Quarters of Fiscal 2002. The Third Quarter of Fiscal 2003 experienced a 6.7 percent increase over the Third Quarter of Fiscal 2002. The largest component of these increases is higher spending for advertising and marketing that is proportionate with higher sales levels, reflecting the Company’s long standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing. Other increases include the costs to litigate the matter of defective construction of a Golden Corral restaurant in Canton, Ohio and higher accruals for executive incentive compensation commensurate with higher pretax earnings.

Interest expense during the First Three Quarters of Fiscal 2003 increased $296,000 or 16.1 percent higher than the First Three Quarters of Fiscal 2002, and was 16 percent higher in the Third Quarter of Fiscal 2003. The increase reflects the full effect of having borrowed $17,000,000 in fiscal 2002, together with much lower levels of capitalized interest this year from scaled back construction, offset somewhat by lower variable interest rates and much lower additional borrowing in fiscal 2003. Interest expense is expected to continue to outpace the levels of fiscal 2002 for the remainder of fiscal 2003 principally due to higher average outstanding debt. In addition, variable rates are more likely to rise than fall.

The estimated effective tax rate as a percentage of pretax earnings increased from 35 percent to 36 percent during the second quarter of Fiscal 2003. The estimate remained at 36 percent for the twelve and forty weeks ended March 9, 2003. It was estimated at 35 percent for the entire First Three Quarters of Fiscal 2002. These rates have been kept consistently low through the Company’s use of tax credits, principally the federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit.

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

Liquidity and Capital Resources

The Company has historically maintained a strategic negative working capital position, a common practice in the restaurant industry. The working capital deficit was $14,081,000 as of March 9, 2003. As of March 10, 2002, the deficit was $13,156,000. A $1,944,000 increase in cash on hand was more than offset by increases in accrued expenses and the current portion of long term debt. The higher debt level is largely the result of borrowing to finance new restaurant construction over the course of the trailing twelve months. The working capital deficit is expected to continue to increase at a modest, manageable pace as construction debt is prudently increased to supplement the use of internally generated cash to finance expansion plans. As of March 9, 2003, $37,500,000 had been cumulatively borrowed against the Company’s $55,000,000 Construction Draw Credit Facility, leaving $17,500,000 available to be drawn upon before the availability of draws is scheduled to expire on September 1, 2004.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

March 9, 2003

		Payments due by period (in thousands)
		Total	1 year	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	39,978	4,872	5,233	5,617	5,526	14,747	3,983
	Rent due under Capital Lease Obligations	6,005	940	900	841	618	2,608	98
1	Rent due under Operating Leases	10,797	1,335	1,344	1,112	888	699	5,419
	Unconditional Purchase Obligations	9,439	9,133	166	140
	Other Long-Term Obligations	None
	Total Contractual Cash Obligations	66,219	16,280	7,643	7,710	7,032	18,054	9,500

1

Not included are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $54 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or re-sublet the properties.

Operating cash flows were $17,067,000 in the First Three Quarters of Fiscal 2003, an increase of $2,016,000 from the First Three Quarters of Fiscal 2002. In addition to servicing debt, these cash flows were utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

Investing activities in the First Three Quarters of Fiscal 2003 included $15,240,000 in capital costs, a decrease of $7,620,000 from the First Three Quarters of Fiscal 2002. This year’s capital spending includes $10,222,000 for Golden Corral restaurants, principally for new restaurant construction, site acquisitions, and the installation of equipment for the “Great Steaks Buffet”. Also included in this year’s capital costs was $5,018,000 spent on Big Boy restaurants, consisting of new restaurant construction, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays. It is the Company’s policy to own its restaurant properties; however, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. During the First Three Quarters of Fiscal 2003, a Golden Corral restaurant opened that was built on leased land. This lease has been accounted for as an operating lease pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended. Proceeds of $1,253,000 from dispositions of real property occurred during the First Three Quarters of Fiscal 2003, including $740,000 in the Third Quarter of Fiscal 2003. Proceeds from property sales are used for working capital.

Financing activities in the First Three Quarters of Fiscal 2003 included $4,000,000 of new debt borrowed against the Company’s credit lines, none of which occurred during the Third Quarter of Fiscal 2003. Scheduled and other payments of long-term debt and capital lease obligations amounted to $4,372,000 during the First Three Quarters of Fiscal 2003. Regular quarterly cash dividends paid to shareholders totaled $1,329,000. Another cash dividend was declared shortly after the quarter ended on March 9, 2003 that will require approximately $445,000 to be paid on April 10, 2003. The Company expects to continue its 43 year practice of paying regular quarterly cash dividends.

Since October, 1998, the Company has had a stock repurchase program. The program was most recently renewed in October, 2002. The current program authorizes the repurchase of up to 500,000 shares of the Company’s common stock over a period of time not to exceed two years from the date of the authorization. Shares may be acquired in the open market or through block trades. Due to the positive movement in the stock price since December, 2001, no shares have been acquired under these programs since January 4, 2002. Proceeds of $368,000 were received during the First Three Quarters of Fiscal 2003 from employees who acquired 33,240 shares of the Company’s common stock through exercise of stock options.

The Company’s development agreements with Golden Corral Franchising Systems, Inc. call for opening 41 Golden Corral restaurants by December 31, 2007. The Company is in compliance with the development agreements, as modified. Twenty restaurants were in operation as of March 9, 2003, including four that have opened thus far in fiscal 2003. Current plans call for five additional restaurants to open over the next twelve months, two of which were under construction as of March 9, 2003. Costs remaining to complete construction of these two restaurants were estimated at $4,300,000 as of March 9, 2003. On average, the cost to build and equip each Golden Corral restaurant is approximately $3,000,000, including land.

The latest Golden Corral restaurant to open (January, 2003) was the replacement of a defective restaurant building in Canton, Ohio. The defective building had originally been expected to be placed in service in September, 2001. Its construction was halted in August, 2001 when structural defects were discovered. The Company has asserted claims against two firms with which the Company had contracted for the design, engineering and construction of the defective building. The Company expects to recover at least $1,715,000 in construction costs incurred to date, including the cost to raze the defective building.

Construction of two Big Boy restaurants should be underway later in calendar year 2003. Land has yet to be acquired for one of the new restaurants. The approximate cost to build and equip a new Big Boy restaurant is $2,300,000, including land. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year. Of the $750,000 budgeted in fiscal 2003 for this purpose, approximately $200,000 had yet to be incurred as of March 9, 2003. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

The Company is currently executing a plan to replace its headquarters legacy information systems with an integrated enterprise system. The installation of the system is expected to be completed in August of 2004. The total cost to install the system is estimated at $4,300,000, including $380,000 paid as of March 9, 2003 for new hardware to run the system.

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

Food safety is the most significant risk to any company that operates in the restaurant industry. It has become the focus of increased government regulatory initiatives at the local, state and federal levels resulting in higher compliance costs to the Company. To limit the Company’s exposure to the risk of food contamination, management rigorously emphasizes and enforces the Company’s food safety policies in all of the Company’s restaurants, and at the commissary and food manufacturing plant that the Company operates for Big Boy restaurants. These policies are designed to work cooperatively with programs established by health agencies at all levels of government authority, including the federal Hazard Analysis of Critical Control Points (HACCP) program. In addition, the Company makes use of ServSafe Training, a nationally recognized program developed by the National Restaurant Association. The ServSafe program provides accurate, up-to-date science-based information to all levels of restaurant workers on all aspects of food handling, from receiving and storing to preparing and serving. All restaurant managers are required to receive re-certification in ServSafe Training every five years.

Other examples of risks and uncertainties facing the Company include, but are not limited to, the following: intense competition for customers; consumer perceptions of value, food quality and quality of service; changing consumer preferences; changing neighborhood demographics; changes in business strategy and development plans; the rising cost of quality sites on which to build restaurants; poor selection of restaurant sites; the effects of inflationary pressure, including higher energy prices; rolling power outages; shortages of qualified labor; changes in the supply and cost of food; seasonal weather conditions, particularly during the winter months of the third quarter; natural disasters; fires or explosions; criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes; acts of terrorists or acts of war; civil disturbances; boycotts; variable interest rates; limitations on borrowing capacity; legal claims; changes in accounting standards; estimates used in preparing financial statements; disruptions to the business during transitions to new computer software; financial stability of technology vendors to support computer software over the long-term; changes in governmental regulations regarding the environment;

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s chief executive officer (CEO) and chief financial officer (CFO) have reviewed and evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this Quarterly Report on Form 10-Q. Their evaluation concluded that the Company’s disclosure controls and procedures were effective in providing assurance that required information had been identified and disclosed accordingly in this Form 10-Q for the quarter ended March 9, 2003.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the evaluation by the CEO and CFO, including any significant deficiencies or material weakness of internal controls that would require corrective action.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are two pending legal proceedings relating to the construction of the Company’s Golden Corral restaurant in Canton, Ohio. Geological conditions at the site required that the restaurant be constructed on a platform to be anchored on pilings. Following construction (but prior to opening), it was discovered that settling and/or shifting had occurred due either to faulty design, engineering, construction or some combination thereof. The Company decided to construct a new building on another part of the property. Therefore, the restaurant opening was delayed until January 2003. On July 30, 2002, the Company’s general contractor, Fortney & Weygandt, Inc. (Fortney) filed a Demand for Arbitration against the Company with the American Arbitration Association seeking $293,638, plus interest, fees and costs. Fortney claims it is owed money by the Company under the construction contract. The Company denies that it owes anything to Fortney and has filed a counterclaim against Fortney alleging defective construction and claiming damages, lost profits, interest and costs in excess of $1,000,000. On August 29, 2002, the Company filed a separate lawsuit in the Stark County (Ohio) Court of Common Pleas against the Company’s architect, LMH&T. The lawsuit alleges negligent design and claims damages, lost profits, interest and costs in excess of $2,500,000. LMH&T denies liability and has filed a cross claim against the soil testing company, CBC.

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

Maier, Ken C. Hull, Michael E. Conner and certain other “highly compensated employees” (Grantors). *

(10) (s)	Exhibit (10) (s) to the Registrants’s From 10-K Annual Report for 2002, being the Registrant’s Senior Executive Bonus Plan, is incorporated herein by reference. *

*	denotes compensatory plan or agreement.

(15)	Letter re: unaudited interim financial statements, is filed herewith

(99)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder:

(99) (a)	Chief Executive Officer’s Certification, is filed herewith

(99) (b)	Chief Financial Officer’s Certification, is filed herewith

b) REPORTS ON FORM 8-K

A Form 8-K was filed on April 7, 2003 to file a copy of the Registrant’s earnings press release for the quarter ended March 9, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRISCH’S RESTAURANTS, INC. (registrant)

DATE April 8, 2003	By	/s/ DONALD H. WALKER
Donald H. Walker Vice President – Finance, Treasurer and Principal Financial and Accounting Officer

CERTIFICATIONS

I, Craig F. Maier, President and Chief Executive Officer of Frisch’s Restaurants, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Frisch’s Restaurants, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

DATE April 8, 2003

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

DATE April 8, 2003

/s/ DONALD H. WALKER
Donald H. Walker, Vice President-Finance Chief Financial Officer and Treasurer