Form 10-K
period 2003-06-01
FRISCHS RESTAURANTS INC
filed 2003-08-28
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 1, 2003

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

As of August 7, 2003, 4,978,075 common shares were outstanding, and the aggregate market value of the common shares (based upon the August 7, 2003 closing price of these shares on the American Stock Exchange) of Frisch’s Restaurants, Inc. held by nonaffiliates was approximately $60.5 million.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 1, 2003 are incorporated by reference into Part III.

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

As of June 1, 2003, the Company operated eighty-eight (88) family-style restaurants using the “Big Boy” trade name and twenty (20) “Golden Corral” grill-buffet style family restaurants. Additionally, the Company had licensed thirty-two (32) “Big Boy” restaurants to other operators. All of these restaurants are currently located in various markets of Ohio, Kentucky and Indiana. Both the “Big Boy” and “Golden Corral” formats are considered reportable operating segments for purposes of compliance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Financial information by operating segment as of and for the three fiscal years in the period ended June 1, 2003 appears in Note H—Segment Information—to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

In March 2000, the Company’s Board of Directors authorized management to divest the Company’s lodging operations, which consisted of two (2) high-rise hotels located in the greater Cincinnati area that were licensed to the Company through Choice Hotels International of Silver Spring, Maryland. One of the hotels used the trade name “Quality Hotel”; the other used the upscale “Clarion Hotel” brand. Prior to July 1999, the “Clarion” was also a “Quality Hotel”. Extensive renovations from 1995 through 1999 qualified it for the change to “Clarion”. The Company continued to operate both hotels until both were sold during the year ended June 3, 2001. Financial information for the hotel operations as of and for the three fiscal years in the period ended June 1, 2003 appears in Note B—Discontinued Operations, and in Note H—Segment Information, to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

“Big Boy” Restaurants

Big Boy restaurants are full service family restaurants offering quick, efficient service, which the Company operates under the name “Frisch’s”. Substantially all of the restaurants also have “drive-thru” service. The restaurants are open seven (7) days a week, typically from 7:00 a.m. to 11:00 p. m. with extended weekend evening hours. Menus are generally standardized with a wide variety of items at moderate prices, featuring well-known signature items such as the original “Big Boy” double-deck hamburger sandwich, freshly made onion rings and hot fudge cake. Menu selections also include many other sandwiches, pasta, roast beef, chicken and seafood dinners, desserts, non-alcoholic beverages and other items. In addition, a full breakfast menu is offered, and substantially all of the restaurants contain breakfast bars that are easily converted to soup and salad bars for lunch and dinner hours. Drive-thru and carryout menus emphasize combo meals that consist of a popular sandwich packaged with french fries and a beverage and sold at a lower price than if purchased separately. Although customers have not shown any significant preference for highly nutritional, low fat foods, such items are available on the menu and salad bars. In addition, customers are not discouraged from ordering customized servings to meet their dietary concerns (a sandwich can be ordered, for example, without the usual dressing of cheese and tartar sauce).

Operations in the Big Boy segment are vertically integrated. A commissary is operated near the Company’s Cincinnati headquarters that manufactures and prepares foods, and stocks food and beverages, paper products and other supplies for distribution to Big Boy restaurants. Some companies in the restaurant industry operate commissaries, while others purchase from outside sources. Raw materials, principally consisting of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. The Company believes that its Big Boy operations benefit from centralized purchasing and food preparation through the commissary operation, which ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs. Revenue from the sale of commissary products to licensed Big Boy restaurants amounted to less than four percent (4%) of consolidated revenue in each of the three years in the period ended June 1, 2003. As of June 1, 2003, thirteen (13) of the thirty-two (32) licensed Big Boy restaurants regularly purchased items from the commissary. Big Boy restaurants licensed to other operators in northern Indiana and northwestern Ohio presently do not buy food and supplies from the commissary. The commissary does not supply the Company’s Golden Corral restaurants.

System-wide Frisch’s Big Boy restaurant sales, which include sales generated by restaurants that the Company licenses to others, were approximately $199 million in fiscal 2003, $198 million in fiscal 2002, and $195 million in fiscal 2001.

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

The Big Boy marketing strategy—“What’s Your Favorite Thing?”—has been in place since the latter half of fiscal 1998. The Company believes its effectiveness has not diminished. The strategy emphasizes Big Boy’s distinct signature menu items. Since the spring of 1999 the use of radio and cable TV has been utilized to reach more consumers more cost effectively than had the previous practice of placing most of the commercial spots on network television. The Company currently expends for advertising an amount equal to two and one-half percent (2  1/2%) of Big Boy gross sales.

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

In April 2001, the Company opened its first new Big Boy restaurant since 1997. The new restaurant features a complete new style of architecture that was designed to differentiate the Big Boy concept from that of its competitors. Three (3) more of these new restaurants were opened during the year ended June 2, 2002, one (1) of which was a replacement of an older Big Boy restaurant on its existing site. One (1) new Big Boy restaurant was opened during the year ended June 1, 2003 that also replaced an older restaurant on its existing site. It was likely the last Big Boy restaurant to be built that fully utilizes the new style of architecture. On average, the approximate cost to build and equip each of the five (5) Big Boy restaurants that used the redesigned architecture amounted to $2,300,000, including land. A more cost effective derivative of the prototype is currently being developed to be used for two (2) new restaurants to be constructed in fiscal 2004, one (1) of which will be the relocation of an existing operation to a superior site within the same neighborhood.

The following tabulation sets forth Big Boy restaurant openings and closings for restaurants both operated by the Company and licensed to other operators for the five years ended June 1, 2003:

	Year ended
	5/30/99	5/28/00	6/3/01	6/2/02	6/1/03
Big Boy Restaurants Operated by the Company

Opened	—	—	1	3	1
Replaced by new buildings	—	—	(1)	(1)	—
Closed	—	—	(2)	(1)	—

Total Operated Big Boy Restaurants	88	88	86	87	88

Big Boy Restaurants Licensed to Others

Opened	3	1	1	—	0
Closed	—	(1)	(2)	(2)	(2)

Total Big Boy Restaurants Licensed to Others	37	37	36	34	32

Franchise fees are charged to licensees for use of trademarks and trade names and licensees are required to make contributions to the Company’s general advertising account. These fees and contributions are calculated principally on percentages of sales. Total franchise and other service fee revenue earned by the Company from licensees was substantially less than one percent (1%) of consolidated revenue for each of the three fiscal years in the period ended June 1, 2003. Other service fees from licensees include revenue from accounting and payroll services that five (5) of the licensed restaurants currently purchase from the Company.

The license agreements with licensees are not uniform, but most of the licenses for individual restaurants that were in effect as of June 1, 2003 are covered by agreements containing the following provisions:

1.	The Licensor grants to the Licensee the right to use the name “Frisch” and/or “Frisch’s” and related trademarks and names in connection with the operation of a food and restaurant business, in return for which the Licensee pays a license fee equal to three and three-quarters percent (3 ¾%) of its gross sales. In addition, an initial fee of $30,000 is generally required.

2.	The Licensor provides local and regional advertising through publications, radio, television, etc., in return for which the Licensee pays an amount equal to two and one-half percent (2 ½%) of its gross sales.

3.	The Licensee agrees to conduct its business on a high scale, in an efficient manner, with cleanliness and good service, all to the complete satisfaction of the Licensor, and to comply with all food, sanitary and other regulations, and to serve only quality foods.

4.	The term of the license is for a period of five (5) years. The license can be renewed for two further periods of five (5) years each provided the terms are similar to those contained in license agreements given by the Licensor at such time. For license agreements entered into after June 2, 2002, the term of the license was increased to twenty (20) years.

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

The Company opened its first Golden Corral restaurant in 1999. Twenty (20) Golden Corral restaurants were operating as of June 1, 2003, four (4) having been added during fiscal 2000, five (5) in fiscal 2001, six (6) in fiscal 2002 and four (4) in fiscal 2003. The Company is in full compliance with the development schedules set forth in the area development agreements. The agreements continue to require that all forty-one (41) restaurants licensed to the Company are to be open and in operation by December 31, 2007, even though these agreements were slightly modified in January 2002 to allow the Company to temporarily slow-down the development schedule. Current plans call for six (6) additional restaurants to be open by the end fiscal 2004. Three (3) of these were under construction as of June 1, 2003, two (2) of which subsequently opened respectively in July and August 2003. On average, the approximate cost to build and equip each Golden Corral restaurant is $3,000,000, including land.

Golden Corral is a grill-buffet style family restaurant concept offering a wide variety of buffet items. In fiscal 2003, the “Great Steak Buffet” was introduced to replace the “Golden Choice Buffet” at the dinner hour. All new and existing Golden Corral’s were fitted with larger charbroil grills that were placed directly on the buffet line. This new format has allowed customers to be served grilled-to-order steaks directly from the buffet line as part of the regular buffet price, which was increased by one dollar. The “Great Steaks Buffet” continues to feature many other varieties of meat including fried and rotisserie chicken, meat loaf, pot roast, fish and a carving station that rotates hot roast beef, ham and turkey. The buffet also includes fresh fruits and vegetables, other hot and cold buffet foods, a salad bar, desserts, an in-store display bakery that offers made-from-scratch bakery goods every 15 minutes, and many beverage items, none of which contain alcohol. Most of the food is prepared in full view of customers in order to emphasize its freshness and quality. The restaurants have distinctive exteriors and interior designs and trade dress, and are open seven (7) days a week for lunch and dinner, providing prompt, courteous service in a clean and wholesome family atmosphere. Typical operating hours are 11:00 a.m. to 10:00 p.m. Additionally, the restaurants open earlier on weekends to provide the “Golden Sunrise Breakfast” buffet. The Company has sole discretion as to the prices charged to its customers. Low fat foods are available on the food bars. The nature of buffet style dining easily affords every customer vast control in tailoring a meal to meet individual dietary needs, not only in terms what is consumed but also in the quantity.

The Company may only sell such products, food, beverages and other menu items that meet the Franchisor’s standards of quality and quantity, as expressly approved and have been prepared in accordance with the Franchisor’s specifications. Except for fresh produce and dairy products, the Company currently purchases substantially all such menu items from the same vendor that the Franchisor uses for its operations. Deliveries are made two or three times per week. Other vendors are available to provide products meeting the Franchisor’s specifications should the Company wish or need to make a change.

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

Other Developments

Each of the Company’s restaurants is managed through standardized operating and control systems. To enhance these controls, the installation of a point-of-sale (POS) system was completed in all Big Boy restaurants in February 1999. The system has eliminated many cumbersome tasks such as manual order entry and the errors associated with it. It has provided cost savings and administrative advantages allowing management to instantly accumulate and utilize data for more effective decision making, while allowing managers to spend more time in the dining room focusing on customer needs. The total investment exceeded $4.8 million. As part of an upgrade to the POS system, the Company completed the installation a new back office system in each restaurant during fiscal 2003, requiring an additional investment of over $400,000. The upgrade has improved tracking and reporting capabilities. The final stage of the upgrade, now being designed, should help drive food costs lower through improved inventory management. To further supplement the use of technology in the field, plans are underway to implement electronic gift cards to replace the use of paper gift certificates. Initial use of gift cards is expected by September 2003.

At the beginning of fiscal 1999, the Company initiated a new incentive-based compensation program for Big Boy restaurant managers, area supervisors and regional directors (collectively, operations management) that was later expanded to include Golden Corral operations management. It replaced a bonus program that was paid on the basis of increases in sales and profit over the previous year, which sometimes had the adverse effect of penalizing better managers. The new program ties compensation of operations management more directly to the cash flow of their restaurant(s), allowing incentive compensation to be earned on a more consistent basis. In addition, the maximum amount that restaurant managers can earn was also increased to a level the Company believes is well above the average for competing restaurant concepts. As had been expected, a reduction in restaurant manager turnover has been achieved. The Company believes the program has helped to build a strong management team that has focused on building same store sales and margins.

The Company has comprehensive recruiting and training programs designed to maintain the food and service quality necessary to achieve its goals for operating results. The Company considers its investment in its people to be a strategic advantage. The Company maintains a management recruiting staff at its headquarters. Corporate training centers are operated in Cincinnati, Ohio and Covington, Kentucky for the purpose of conducting training programs for new managers. The training includes both classroom instruction and on-the-job training. In 2001, a full time recruiter was added to attract high quality hourly-paid restaurant workers. Innovative software products were introduced in 1998 and 1999 consisting of an employee selection program that helps lower hourly employee turnover rates; a telephone processed program that measures employee job satisfaction; and an interactive employee training program that uses training videos and quizzes. These training videos have evolved from CD ROM format in 1998 to downloaded versions from the Company’s headquarters to today’s digital videos that are loaded directly onto the hard drive of a PC located at each restaurant that is networked to the POS system, allowing headquarters access to the interactive results. The production of the current digital training videos with updated training material was completed in May 2002 at a cost of approximately $250,000.

The Company’s headquarters legacy information systems were evaluated in 2002 and found to be incapable of supporting the Company’s long-term planned growth without eventually incurring substantial annual incremental costs. The Company is currently executing a plan to replace its legacy systems with an integrated enterprise system designed to support the Company’s information needs today and well into the foreseeable future. The installation of the system is expected to be completed in September 2004 at an estimated cost of $4,300,000.

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

Trademarks and Service Marks

The Company has registered certain trade names and service marks on the Principal Register of the United States Patent and Trademark Office, including “Frisch’s”, “Brawny Lad”, “Buddie Boy” and the tag line “What’s Your Favorite Thing?” These registrations are considered important to the Company’s Big Boy operations, especially the trade name “Frisch’s” and the tag line “What’s Your Favorite Thing?” The duration of each registration varies. The Company intends to renew all of its trade names and service marks when each comes up for renewal. Pursuant to a 2001 agreement with Big Boy Restaurants International, LLC, the Company acquired ownership of the “Big Boy” trade name, trademarks and service marks within the states of Indiana and Kentucky and in most of Ohio and Tennessee. A concurrent use application to reflect such ownership has been filed in the United States Patent and Trademark Office. The “Golden Corral” trade name and service marks are registered trademarks of Golden Corral

Corporation. The Company is not aware of any infringements on its registered trade names and service marks, nor is the Company aware of any infringement on any of its territorial rights to use the proprietary marks licensed to the Company.

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

Working Capital

The Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry. The working capital deficit was $13,937,000 as of June 1, 2003. Since substantially all of the Company’s retail sales are derived from cash and credit cards, and significant, predictable cash flows are provided by operations, the deployment of a negative working capital strategy has not and will not hinder the Company’s ability to satisfactorily retire any of its obligations when due. Additionally, a $5,000,000 working capital revolving line of credit is readily available if needed.

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

Competition

The restaurant industry is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. Both the Big Boy and Golden Corral operating segments have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of the Company, is dominant in the family-style sector of the restaurant industry. In addition, competition continues to increase from supermarkets and other non-traditional competitors, as home meal replacement continues to grow in popularity. The principal methods of competition in the restaurant industry are brand name recognition and advertising; menu selection and prices; food quality and customer perceptions of value, speed and quality of service; cleanliness and fresh, attractive facilities in convenient locations. Proper staffing levels and employee training have also become competitive factors in recent years. In addition to competition for customers, sharp competition exists for qualified restaurant managers and for hourly restaurant workers, and for quality sites on which to build new restaurants.

Research and Development

The Company’s corporate staff includes a manager of research and development for its Big Boy restaurants whose responsibilities entail development of new menu selections and enhancing existing products. While these activities are important to the Company, these expenditures have not been material during the three years in the period ending June 1, 2003 and are not expected to be material to the Company’s future results.

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

Employees

As of June 1, 2003, the Company and its subsidiaries employed approximately 7,700 persons, including approximately 1,800 in Golden Corral restaurants. Approximately 3,500 of the Company’s employees are considered part-time (those who work less than 30 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to restaurant sales levels. None of the Company’s employees is represented by a collective bargaining agreement, and management considers employee relations to be excellent.

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

Available Information

The Securities Exchange Act of 1934 requires the Company to file periodic reports with the Securities and Exchange Commission (SEC) on Forms 10-Q and 10-K, current reports on Form 8-K, Definitive 14A Proxy Statements and certain other information. The SEC makes such reports available by visiting (www.sec.gov). The Company makes the same information available on its corporate web site (www.ir.frischs.com) via a hyperlink directly to the Company’s filings on the SEC’s web site. In addition, printed copies of the reports the Company files with the SEC may be obtained without charge by writing to Donald H. Walker, Vice President, Treasurer-Chief Financial Officer of Frisch’s Restaurants, Inc., 2800 Gilbert Avenue, Cincinnati, Ohio 45206-1206.

ITEM 2—PROPERTIES

Substantially all of the Company’s restaurants are free standing, well-maintained facilities. Substantially all of the Big Boy restaurants have a “drive-thru” window. The following tabulation sets forth the range and average floor space and the range and average seating capacity by operating segment (similar information for Big Boy restaurants licensed to others is not available):

	Floor space—Sq. Ft.			Seating capacity
	Range			Range
	Smallest	Largest	Average	Smallest	Largest	Average
Big Boy	3,578	6,820	5,609	105	200	155
Golden Corral	9,952	9,952	9,952	348	348	348

Sites acquired for development of new Company operated restaurants are identified and evaluated for potential long-term sales and profits. A variety of factors are analyzed including demographics, traffic patterns, competition and other relevant information. Older Big Boy restaurants are generally located in urban or heavily populated suburban neighborhoods that cater to local trade rather than highway travel. Restaurants opened since the middle part of the 1980’s have generally been located near interstate highways. The following table sets forth certain operating segment information with respect to the number and location of all restaurants as of June 1, 2003:

	Big Boy		Golden Corral
	Company Operated	Operated by Licensees
Ohio	65	26	13
Kentucky	19	3	4
Indiana	4	3	3

Total	88	32	20

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

	Big Boy	Golden Corral
Land and building owned	63	17
Land or land & building leased	25	3

Total	88	20

All of the leases generally require the Company to pay property taxes, insurance and maintenance, and provide for prime terms of fifteen (15) or twenty (20) years with options aggregating ten (10) or fifteen (15) years. All but two (2) of the twenty three (23) Big Boy leases that expire during the next five (5) years have options to renew ranging from five (5) to twenty (20) years and/or have favorable purchase options:

Fiscal year ending in	Number of leases expiring
2004	2
2005	6
2006	5
2007	3
2008	7

Two more Golden Corral ground leases have been entered into for restaurants to open respectively in calendar years 2004 and 2005—one in Ohio and one in Kentucky.

No Big Boy restaurants were under construction as of June 1, 2003. All three (3) of the Golden Corral restaurants under construction as of June 1, 2003 are located in Ohio. Construction began on another Golden Corral restaurant, also located in Ohio, in July 2003.

Mortgages on the real property of six (6) of the Golden Corral restaurants secure a bank loan. None of the Company’s other real property is currently encumbered by mortgages or otherwise pledged as collateral. With the exception of certain delivery equipment utilized under capital leases expiring during periods to 2009, the Company owns substantially all of the furnishings, fixtures and equipment used in the operation of the business.

The Company owns a 79,000 square foot building that houses its commissary in Cincinnati, Ohio. It is suitable and adequate to supply Company operated Big Boy restaurants and the needs of Big Boy restaurants licensed to others in all the Company’s market areas. As the facility normally operates one shift daily, additional productive capacity is readily available if and when needed. The Company maintains its headquarters in Cincinnati on a well-traveled street in a mid-town business district. This administrative office space approximates 49,000 square feet and is occupied under an operating lease expiring December 31, 2012, with a renewal option through December 31, 2022.

Seven (7) surplus land locations were listed for sale with brokers as of June 1, 2003. Three (3) of these sites are located in Ohio, two (2) are in Kentucky, with one (1) each being located in Indiana and Texas. Additionally, the Company owns one (1) site in Ohio that will eventually be developed as a Golden Corral. One (1) other site is located in Kentucky for which no specific plans have been made.

The Company has assigned or sub-let certain leases of former operating properties that have average annual obligations approximating $52,000 over the next five (5) years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or sub-let the properties.

ITEM 3—LEGAL PROCEEDINGS

3 (a) Frisch’s is the owner of a Golden Corral Restaurant located in North Canton, Ohio. In 2001, Frisch’s general contractor, Fortney & Weygandt, Inc. (“Fortney”) constructed a Golden Corral Restaurant at the original location on the North Canton site. Complicated geological conditions at the site required that the restaurant be built on a structural slab (platform), which rested upon driven piles. The foundation system for the building had been designed by a Houston, Texas engineering firm called Maverick Engineering, Inc. (“Maverick”). Maverick was a subcontractor to Frisch’s architect of record, LMH&T.

Shortly before the scheduled opening of the restaurant, it was discovered that, due to a combination of design and construction errors, the building had shifted, which caused separation of the building from its underground plumbing system. The Company elected to demolish the original structure, and subsequently built a new building on a different portion of the original parcel. The restaurant’s grand opening was, therefore, delayed until January of 2003.

On July 30, 2002, the Company’s general contractor, Fortney, filed a Demand for Arbitration against the Company with the American Arbitration Association. Fortney sought recovery of its “outstanding contract balance,” in the sum of Two Hundred Ninety-Three Thousand Six Hundred Thirty-Eight Dollars ($293,638.00), plus interest, fees, and costs. Fortney contends that it is owed this money by the Company under the terms of the General Construction Contract. The Company has denied that it owes these monies to Fortney, and has filed a counterclaim against Fortney alleging defective construction. The Company’s claim against Fortney is for excess cost of construction, loss profit, interest and costs. The claim exceeds One Million Dollars ($1,000,000.00).

On August 29, 2002, the Company filed a lawsuit in the Stark County (Ohio) Court of Common Pleas against its former architect, LMH&T. LMH&T brought into the lawsuit its structural engineering consulting, Maverick, as well as the Company’s soils consultant, Cowherd Banner Carlson Engineering (“CBC”). The lawsuit alleged negligent design as a causal factor in the demise of the original structure, and sought damages including lost profits, interest, and costs, to exceed Two Million Five Hundred Thousand Dollars ($2,500,000.00).

In July of 2003, the Company resolved all claims, counterclaims, and cross-claims, against and involving the trial court defendants. The trial court defendants, including LMH&T and Maverick, agreed to pay to the Company the sum of One Million Seven Hundred Thousand Dollars ($1,700,000.00) in full and final settlement of all claims.

The resolution between Frisch’s and the trial court defendants (design team) is separate and apart from the dispute between Fortney and Company, which is before the American Arbitration Association. In that action, Fortney continues to seek recovery of Two Hundred Ninety-Three Thousand Six Hundred Thirty-Eight Dollars ($293,638.00), plus interest, fees, and costs. Frisch’s seeks from Fortney the balance of its $2.5 Million claim.

3 (b) From time to time, the Company is subject to various claims and suits in the ordinary course of business. The Company does not believe that any ultimate liability for such claims will have a material impact on its earnings, cash flows or financial position.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2003, no matters were submitted to a vote of security holders.

PART II

(Items 5 through 9)

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY DATA

The Company’s common stock is traded on the American Stock Exchange under the symbol “FRS”. The following table sets forth the high and low sales prices for the common stock for each quarter within the Company’s two most recent fiscal years:

	Year Ended June 1, 2003				Year Ended June 2, 2002
	Stock Prices		Dividend per share		Stock Prices		Dividend per share
	High	Low			High	Low
1st Quarter	$20.35	$16.70	9	¢	$14.50	$12.60	8	¢
2nd Quarter	21.45	15.51	9	¢	14.30	13.00	9	¢
3rd Quarter	21.50	18.65	9	¢	20.25	13.40	9	¢
4th Quarter	19.15	17.29	9	¢	24.80	18.55	9	¢

Through July 10, 2003, the Company has paid 170 consecutive quarterly cash dividends during its 43 year history as a public company. The closing price of the Company’s common stock as reported by the American Stock Exchange on May 30, 2003 was $18.75. There were approximately 2,500 shareholders of record as of June 26, 2003.

ITEM 6—SELECTED FINANANCIAL DATA

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

SUMMARY OF OPERATIONS

	(in thousands, except per share data)
	2003	2002	2001*	2000	1999
Revenue
Sales	$233,679	$210,434	$187,465	$165,847	$146,671
Other	1,232	1,324	2,565	1,353	1,346

Total revenue	234,911	211,758	190,030	167,200	148,017

Costs and expenses
Cost of sales
Food and paper	76,452	69,995	62,696	54,621	47,029
Payroll and related	81,004	73,811	64,826	57,287	50,559
Other operating costs	48,643	42,237	38,074	34,230	30,724

	206,099	186,043	165,596	146,138	128,312

Administrative and advertising	12,121	11,062	10,286	9,225	8,963
Impairment of long-lived assets	(810)	—	1,549	—	1,125
Interest	2,800	2,420	2,607	2,411	2,437

Total costs and expenses	220,210	199,525	180,038	157,774	140,837

Earnings from continuing operations before income taxes and extraordinary item	14,701	12,233	9,992	9,426	7,180

Income taxes
Current	3,047	3,557	2,857	3,533	2,887
Deferred	1,876	705	578	(182)	(267)

	4,923	4,262	3,435	3,351	2,620

Earnings from continuing operations	9,778	7,971	6,557	6,075	4,560
Income (loss) from discontinued operations (net of applicable tax)	—	—	430	70	(142)
Gain on disposal of discontinued operations (net of applicable tax)	—	—	699	—	—

Earnings (loss) from discontinued operations	—	—	1,129	70	(142)
Extraordinary item (net of applicable tax)	—	—	—	—	3,712

NET EARNINGS	$9,778	$7,971	$7,686	$6,145	$8,130

Diluted net earnings per share of common stock
Continuing operations	$1.95	$1.59	$1.27	$1.08	$.76
Discontinued operations	—	—	.22	.01	(.02)
Extraordinary item	—	—	—	—	.62

	$1.95	$1.59	$1.49	$1.09	$1.36

Cash dividends per share	$.36	$.35	$.32	$.31	$.28
Other financial statistics
Working capital (deficit)	$(13,937)	$(14,864)	$(10,967)	$3,056	$(9,610)
Capital expenditures	21,544	28,931	24,729	13,837	12,709
Total assets	138,636	129,335	108,310	107,779	103,426
Long-term obligations	45,124	45,754	33,932	35,891	31,605
Cost to repurchase common stock	—	1,792	3,802	5,503	1,067
Shareholders’ equity	69,766	61,230	56,446	54,167	55,288
Book value per share at year end	$14.09	$12.47	$11.26	$10.13	$9.37
Return on average equity	14.9%	13.5%	13.9%	11.2%	15.5%
Weighted average number of diluted shares outstanding	5,023	5,013	5,144	5,658	5,968
Number of shares outstanding at year end	4,951	4,911	5,012	5,345	5,901
Percentage increase in total revenue	10.9%	11.4%	13.7%	13.0%	5.2%
Earnings as a percentage of total revenue
Earnings from continuing operations before income tax and extraordinary item	6.3%	5.8%	5.3%	5.6%	4.9%
Net earnings	4.2%	3.8%	4.0%	3.7%	5.5%

*	Indicates 53 week period

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Fiscal 2003 consists of the fifty-two weeks ended June 1, 2003. It compares with the fifty-two weeks ended June 2, 2002, which constituted Fiscal 2002, and the fifty-three weeks ended June 3, 2001, which constituted Fiscal 2001.

Total revenue for Fiscal 2003 was a record $234,911,000, an increase of $23,152,000, or 10.9 percent above Fiscal 2002 revenue. Comparable revenue from continuing operations (excludes all revenue from hotel operations) in Fiscal 2001 was $190,030,000, including revenue of $3,933,000 contributed by the extra week.

Net earnings for Fiscal 2003 were a record $9,778,000, or diluted earnings per share (EPS) of $1.95, compared to $7,971,000, or diluted EPS of $1.59 in Fiscal 2002. Comparable earnings from continuing operations (excludes all transactions relating to hotel operations) in Fiscal 2001 were $6,557,000, or diluted EPS of $1.27.

Fiscal 2003 includes credits to earnings of $811,000 ($540,000 net after income tax, or $.11 diluted EPS) for impairment of assets. The credits resulted from the dispositions of two Big Boy restaurants that had ceased operations in Fiscal 2001 because of cash flow losses. When these restaurants closed in Fiscal 2001, non-cash pretax charges totaling $1,575,000 ($1,033,000 net after income tax, or $.20 diluted EPS), including a write-off of future long-term lease obligations on one of the restaurants, were recorded as impairment losses. The disposition of the leased restaurant property occurred during the first quarter of Fiscal 2003 at which time $666,000 was credited back to impairment of assets. The second restaurant was sold for cash during the third quarter of Fiscal 2003, and the $145,000 of excess proceeds over carrying value was credited to impairment of assets.

Fiscal 2003 also included asset write-offs recorded during the first quarter amounting to $673,000 ($448,000 net after income tax, or $.09 per diluted share). These charges pertained principally to certain Big Boy restaurant building design costs that the Company will no longer use, together with disposal costs for certain equipment removed from Golden Corral restaurants to make way for new “Great Steaks Buffet” equipment.

The extra week in Fiscal 2001 contributed $330,000 or $.06 diluted EPS to earnings from continuing operations. Fiscal 2001 also benefited from a $1,104,000 gain ($724,000 net after income tax, or $.14 diluted EPS) from the sale of certain unused Big Boy territorial franchise rights. In addition, as noted above, Fiscal 2001 was adversely impacted by impairment of assets charges. Net earnings for Fiscal 2001 were $7,686,000 or $1.49 diluted EPS, which included earnings from discontinued hotel operations of $1,129,000, or $.22 diluted EPS. This included a net gain of $699,000 (net of selling expenses and income tax) or $.14 diluted EPS from the disposal of the Company’s two hotels.

The Company’s revenues consist primarily of retail restaurant sales. Big Boy restaurant sales also include wholesale sales from the Company’s commissary to restaurants licensed to other Big Boy operators, the amounts of which total less than 4 percent of total revenue in all periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Total revenue also includes franchise and other fees, the amounts of which were not material to Fiscal 2003 or Fiscal 2002. The gain from the sale of franchise rights in Fiscal 2001, as noted above, was included in other revenue. References to sales or revenue in the discussion that follows refer to restaurant sales (including the minimal amounts of wholesale sales discussed above).

Results of Operations

The discussion of Results of Operations compares the results of operations of Fiscal 2003 to Fiscal 2002 and to comparable results from continuing operations (excludes all transactions relating to hotel operations) in Fiscal 2001.

Consolidated sales during Fiscal 2003 reached a record $233,678,000, increasing $23,244,000, or 11 percent above sales for Fiscal 2002, and were $46,213,000 higher than Fiscal 2001. Golden Corral contributed $65,366,000 to the consolidated sales total in Fiscal 2003, rising $20,098,000 or 44.4 percent above Fiscal 2002, and $38,563,000 higher than Fiscal 2001. Big Boy sales were $168,312,000 in Fiscal 2003, increasing $3,146,000 or 2 percent higher than Fiscal 2002, and $7,650,000 more than Fiscal 2001.

The Golden Corral sales increases were primarily the result of more restaurants in operation:

	2001	2002	2003
In operation at beginning of year	5	10	16
Opened during the year	5	6	4
In operation at end of year	10	16	20
Total sales weeks	387	683	975

One new restaurant opened in each of the Cincinnati, Louisville, Dayton and Cleveland markets during Fiscal 2003. Three Golden Corral restaurants were under construction as of June 1, 2003. Construction of another Golden Corral began in July, 2003. These four restaurants should open respectively in July, August, September and November of 2003. Plans for two more are currently underway that will bring the total to 26 Golden Corral restaurants in operation by the end of Fiscal 2004.

Golden Corral same store sales decreased 3 percent during Fiscal 2003. A 6.5 percent increase in Golden Corral same store sales was achieved for the fourth quarter of Fiscal 2003. The third quarter experienced a 2.4 percent decrease that resulted from foul winter weather patterns in February. The introduction of the “Great Steaks Buffet” in Golden Corral restaurants was completed during the second quarter of Fiscal 2003. The conversion of the hot bars allowed the Company to charge an extra dollar for the basic buffet. The “Great Steaks Buffet” concept features all-you-can-eat charbroiled steaks served on the buffet. When comparing immediate pre-conversion store-by-store weekly sales to weekly sales immediately following the rollout, average weekly sales increased almost 9 percent. Other menu price increases implemented during the three years ended June 1, 2003 included a 1.3 percent hike in February of 2001 and a .9 percent increase in February of 2002.

Reporting of Golden Corral same store sales comparisons was begun in Fiscal 2003 even though the Company believes that same store sales comparisons for Golden Corral restaurants are not very meaningful at this stage of the concept’s development. Following general industry practice, the above mentioned same store sales comparisons include only those restaurants that had been open for five full fiscal quarters prior to the start of the comparison periods. Accordingly, only eight restaurants are included in the Fiscal 2003 comparison, whereas a total of twenty Golden Corral restaurants were in operation at the end of Fiscal 2003. The fourth and third quarter comparisons included thirteen and twelve restaurants, respectively.

Additionally, it should be noted that more than half of the Golden Corral restaurants included in the same store sales calculations are in the Cincinnati market where the Company built its first five Golden Corrals and now has ten in operation. Until markets are built-out and each restaurant establishes its own permanent customer base, the sales of the existing restaurants are often adversely affected, albeit temporarily, as the Company opens additional restaurants in the market. Finally, same store sales comparisons for Golden Corrals reflect the launch, late in the first quarter of Fiscal 2003, of the Company’s first Golden Corral television advertising campaign to promote the “Great Steaks Buffet” concept and the price increase associated with it, as discussed in a preceding paragraph.

Same store sales in Big Boy restaurants increased 2.2 percent during Fiscal 2003, marking the sixth consecutive year that Big Boy same store sales increases have been achieved. The percentage increase in dining room sales exceeded the increase in carryout and drive-thru sales, reversing a trend established five years earlier. Severe winter weather in February caused a same store sales decline in the third quarter, ending a streak of 21 consecutive quarters that Big Boy same store sales gains had been achieved. Big Boy same store sales increased 4.6 percent during Fiscal 2002 and 3.4 percent in Fiscal 2001. The extra week in Fiscal 2001 was excluded in calculating the percentage increase of all same store sales. The same store sales comparisons include average menu price increases of 1.1 percent, 1.4 percent and 1.7 percent, respectively, during the third quarters of Fiscal 2003, Fiscal 2002 and Fiscal 2001. The first quarters of Fiscal 2003, Fiscal 2002 and Fiscal 2001 included average menu price increases of 1 percent, 1.4 percent and 1.5 percent, respectively. Another price increase will be implemented near the end of the first quarter of Fiscal 2004.

Since the beginning of Fiscal 2001, five new Big Boy restaurants have been opened, two of which were replacement buildings built upon the same site, while three older, under-performing restaurants were permanently closed. The Company currently operates 88 Big Boy restaurants, effectively unchanged since the beginning of Fiscal 2001.

Construction of two new Big Boy restaurants, one of which will relocate an existing restaurant to a superior site within the same neighborhood, is expected to begin later in calendar year 2003.

The percentages used in the following discussion about food cost, payroll and other operating costs are percentages of restaurant sales (as defined in a previous paragraph) rather than of total revenue.

	Fiscal 2003		GC	Fiscal 2002		GC	Fiscal 2001		GC
	Total	Big Boy		Total	Big Boy		Total	Big Boy
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Food and Paper	32.7%	30.6%	38.2%	33.3%	31.7%	39.1%	33.4%	32.4%	39.6%

Payroll and Related	34.7%	35.9%	31.6%	35.1%	35.5%	33.6%	34.6%	34.8%	33.2%

Other Operating Costs (including opening costs)	20.8%	19.9%	23.3%	20.1%	19.3%	22.8%	20.3%	19.6%	24.4%

Gross Profit	11.8%	13.6%	6.9%	11.5%	13.5%	4.5%	11.7%	13.2%	2.8%

Menu price hikes in all three years helped drive food and paper cost percentages downward for Big Boy restaurants. Lower costs of certain commodities, especially beef, pork and dairy products added to the reduction in Fiscal 2003. Commodity pricing can be difficult to predict over the long term.

The food and paper cost percentages for Golden Corral restaurants, while much higher than in Big Boy restaurants because of the all-you-can-eat nature of the Golden Corral concept, also benefited from lower commodity costs, particularly beef and pork. Adding to the Fiscal 2003 reduction was the effect of the higher price point from the “Great Steaks Buffet”, as it outweighed the increased cost of added beef consumption. Effective management of the offerings on the food bar can be used to a degree to help offset any future spikes in commodity prices that may occur.

Payroll and related cost percentages for Big Boy restaurants continued to move higher in Fiscal 2003, repeating the Fiscal 2002 increase over Fiscal 2001. Several factors are responsible for the increased percentages in Fiscal 2003 and Fiscal 2002. First, in both years there was an increase in service hours worked in relation to hours of operation. Second, in both years variable compensation earned by restaurant management was greater than levels paid during the previous year. Third, higher costs for pension and medical plan coverage were incurred in Fiscal 2003 and Fiscal 2002. These higher cost percentages were partly offset in both years by lower average pay rates and higher menu prices.

Significantly lower payroll and related cost percentages for Golden Corral restaurants were achieved in Fiscal 2003, due to the combination of higher menu prices, lower pay rates and a significant reduction in the number of hours worked, offset by higher levels of variable compensation and the cost of medical plan coverage. The reduction in the number of hours worked was the result of management focus that was set in place after the payroll and related cost percentage had increased in Fiscal 2002 over Fiscal 2001.

Reflected in the payroll and related cost percentages discussed above are certain adjustments to self insurance liabilities to more closely reflect actual claims experience. Self insured claims experience is reviewed annually during the first quarter. The assumptions used to measure these adjustments can be complex and sometimes require management to exercise considerable judgment. However, management does not consider the adjustments made during the annual review to be critical to the fair presentation of the Company’s financial condition or its results of operations. Favorable claims experience allowed self insurance liabilities to be lowered by $334,000 during fiscal 2003 and by $417,000 in fiscal 2001. In fiscal 2002, $101,000 was charged against earnings in the second quarter to increase self insurance liabilities (information available at the end of last year’s first quarter was inconclusive), $75,000 of which was reversed in the 4th quarter.

The fair value of the assets in the Company’s defined benefit pension plans has been adversely affected by poor returns on equity investments. The result has increased the Company’s pension expense after many years of steady, low costs. The net periodic pension cost (computed under Statement of Financial Accounting Standards No. 132) was $1,316,000, $499,000 and $(113,000) respectively, in Fiscal 2003, Fiscal 2002, and Fiscal 2001. Contributions to these plans were $1,795,000, $785,000 and $564,000 respectively, during Fiscal 2003, Fiscal 2002 and Fiscal 2001. Net periodic pension cost for Fiscal 2004 is projected at over $1,950,000. Fiscal 2004 contributions to the plans are expected to exceed $2,600,000.

In the near term, the Company believes it is unlikely that Federal legislation will be enacted to raise the minimum wage. However, if such legislation were to be enacted, the Company would counter the effects with higher menu prices, together with tighter payroll standards and a reduction in hours worked.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. As these expenses tend to be more fixed in nature, sales increases normally cause these costs to be a lower percentage of sales, as reflected in the Fiscal 2002 percentages when compared to Fiscal 2001. However, other operating cost percentages for Big Boy and Golden Corral restaurants moved upward during Fiscal 2003 principally due to higher maintenance and depreciation charges, along with certain write-offs for the cost of the abandoned design plans for the Big Boy prototype restaurant building that was introduced in Fiscal 2001 and for certain equipment removed from service to make way for new “Great Steaks Buffet” equipment in Golden Corral restaurants. Significant charges for new restaurant opening costs were incurred in all three years. Opening costs for Big Boy restaurants were $85,000, $395,000 and $201,000 respectively, during Fiscal 2003, Fiscal 2002 and Fiscal 2001. For Golden Corral restaurants, opening costs were $864,000, $1,380,000 and $1,699,000, respectively, in Fiscal 2003, Fiscal 2002 and were Fiscal 2001.

Results for Fiscal 2003 were favorably affected by credits to impairment of assets totaling $811,000 that resulted from the dispositions of two former Big Boy restaurants. The credits reflect the over estimation of impairment charges recorded when the restaurants were permanently closed in Fiscal 2001. No impairments of assets were recorded in Fiscal 2002.

Administrative and advertising expense increased $1,060,000 during Fiscal 2003 or 9.6 percent higher than Fiscal 2002, and was $1,836,000 higher than Fiscal 2001. The largest component of these increases is higher spending for advertising and marketing that is proportionate with higher sales levels, reflecting the Company’s long standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing. Other components of the Fiscal 2003 increase over Fiscal 2002 and Fiscal 2001 include the costs to litigate the matter of defective construction of a Golden Corral restaurant in Canton, Ohio and higher accruals for executive incentive compensation commensurate with higher pretax earnings.

Interest expense during Fiscal 2003 increased $380,000 or 15.7 percent higher than Fiscal 2002, and was $193,000 higher than Fiscal 2001. The increase reflects the full effect of having borrowed $17,000,000 in fiscal 2002, together with much lower levels of capitalized interest this year from scaled back construction, offset somewhat by lower variable interest rates and much lower additional borrowing in fiscal 2003. Interest expense is expected to remain steady in Fiscal 2004 due to significant payments against installment loans that will largely offset the effects of additional borrowing in Fiscal 2004.

Income tax expense as a percentage of pretax earnings was 33.5 percent in Fiscal 2003, 34.8 percent in Fiscal 2002 and 34.4 percent in Fiscal 2001. These rates have been kept consistently low through the Company’s use of tax credits, principally the federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit.

Critical Accounting Policies

Two factors are required for an accounting policy to be deemed critical. The policy must be significant to the fair presentation of a company’s financial condition and its results of operations, and the policy must require management’s most difficult, subjective or complex judgments. Management believes that its policy used in accounting for the impairment of long-lived assets is the Company’s only critical accounting policy because of its potential for significant impact on financial condition and results of operations. A discussion of this policy can be found under the “Property and Equipment” caption of Note A to the consolidated financial statements.

Liquidity and Capital Resources

The Company has historically maintained a strategic negative working capital position, a common practice in the restaurant industry. The working capital deficit was $13,937,000 as of June 1, 2003. As of June 2, 2002, the deficit was $14,864,000. Despite this year’s decrease, the working capital deficit is expected to increase over the next few years at a modest, manageable pace as construction debt is prudently increased to supplement the use of internally generated cash to finance expansion plans. As of June 1, 2003, $37,500,000 had been cumulatively borrowed against the Company’s $55,000,000 Construction Draw Credit Facility, leaving $17,500,000 available to be drawn upon before the availability of draws is scheduled to expire on September 1, 2004.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

June 1, 2003

		Payments due by period (in thousands)
	Total	1 year	year 2	year 3	year 4	year 5	more than 5 years
Long-Term Debt	$39,190	$4,930	$5,295	$5,681	$5,344	$14,600	$3,340
Rent due under Capital Lease Obligations	5,770	940	880	802	575	2,519	54
1 Rent due under Operating Leases	14,073	1,374	1,294	1,176	1,014	801	8,414
Unconditional Purchase Obligations	10,478	8,714	1,666	98
Other Long-Term Obligations	None
Total Contractual Cash Obligations	$69,511	$15,958	$9,135	$7,757	$6,933	$17,920	$11,808

1	Not included are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $52 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or re-sublet the properties.

Operating cash flows were $22,515,000 in Fiscal 2003. In addition to servicing debt, these cash flows were utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

Investing activities in Fiscal 2003 included $21,544,000 in capital costs, a decrease of $7,387,000 from Fiscal 2002. This year’s capital spending includes $13,731,000 for Golden Corral restaurants, principally for new restaurant construction, site acquisitions, the installation of equipment for the “Great Steaks Buffet”, and other capital outlays. Also included in this year’s capital costs was $7,813,000 spent on Big Boy restaurants, consisting of new restaurant construction, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays. Proceeds of $1,265,000 from dispositions of real property occurred during Fiscal 2003. Proceeds from property sales are used for working capital.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Three Golden Corral restaurants have been built on leased land, including one that opened in Fiscal 2003. In addition, the Company has entered into two more ground leases for future development of Golden Corral restaurants. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended.

Financing activities in Fiscal 2003 included $4,000,000 of new debt borrowed against the Company’s credit lines, none of which occurred during the last half of Fiscal 2003. Scheduled and other payments of long-term debt and capital lease obligations amounted to $5,281,000 during Fiscal 2003. Regular quarterly cash dividends paid to shareholders totaled $1,774,000. The Company expects to continue its 43 year practice of paying regular quarterly cash dividends.

Since October, 1998, the Company has had a stock repurchase program. The program was most recently renewed in October, 2002. The current program authorizes the repurchase of up to 500,000 shares of the Company’s common stock over a period of time not to exceed two years from the date of the authorization. Shares may be acquired in the open market or through block trades. Due to the positive movement in the stock price since December, 2001, no shares have been acquired under these programs since January 4, 2002. Proceeds of $416,000 were received during Fiscal 2003 from employees who acquired 37,700 shares of the Company’s common stock through exercise of stock options.

The Company’s development agreements with Golden Corral Franchising Systems, Inc. call for opening 41 Golden Corral restaurants by December 31, 2007. The Company is in compliance with the development agreements, as modified. Twenty restaurants were in operation as of June 1, 2003, including four that opened in fiscal 2003. Current plans call for six additional restaurants to open by the end of Fiscal 2004, three of which were under construction as of June 1, 2003. Costs remaining to complete construction of these three restaurants were estimated at $4,145,000 as of June 1, 2003. On average, the cost to build and equip each Golden Corral restaurant is approximately $3,000,000, including land.

The latest Golden Corral restaurant to open (January, 2003) was the replacement of a defective restaurant building in Canton, Ohio. The defective building had originally been expected to be placed in service in September, 2001. Its construction was halted in August, 2001 when structural defects were discovered. The Company has asserted claims against two firms with which the Company had contracted for the design, engineering and construction of the defective building. The Company expects to recover at least $1,723,000 in construction costs incurred to date, including the cost to raze the defective building.

Construction of two Big Boy restaurants should be underway later in calendar year 2003. Land has yet to be acquired for one of the new restaurants. The approximate cost to build and equip a new Big Boy restaurant is $2,300,000, including land. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year. The cost of the Fiscal 2004 remodeling program is estimated at $1,325,000. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

The Company is currently executing a plan to replace its headquarters legacy information systems with an integrated enterprise system. The installation of the system is expected to be completed in September of 2004. The total cost to install the system is estimated at $4,300,000, including $899,000 paid as of June 1, 2003.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders

Frisch’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Frisch’s Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of June 1, 2003 and June 2, 2002 and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the three years in the period ended June 1, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frisch’s Restaurants, Inc. and Subsidiaries as of June 1, 2003 and June 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Cincinnati, Ohio

July 9, 2003

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 1, 2003 and June 2, 2002

ASSETS

	2003	2002
Current Assets
Cash	$1,133,443	$670,726
Receivables
Trade	955,282	858,524
Other	321,474	309,723
Inventories	3,825,259	3,585,239
Prepaid expenses and sundry deposits	2,619,424	993,366
Prepaid and deferred income taxes	954,102	1,069,381

Total current assets	9,808,984	7,486,959

Property and Equipment
Land and improvements	44,015,900	38,859,285
Buildings	66,715,480	63,069,041
Equipment and fixtures	69,671,202	62,677,482
Leasehold improvements and buildings on leased land	17,346,463	14,692,924
Capitalized leases	7,388,580	7,388,580
Construction in progress	6,184,653	6,790,095

	211,322,278	193,477,407
Less accumulated depreciation and amortization	94,554,520	85,757,893

Net property and equipment	116,767,758	107,719,514

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,087,691	998,549
Investments in land	1,400,905	945,217
Property held for sale	1,401,021	2,045,972
Long-term receivables	2,135,233	2,383,479
Net cash surrender value-life insurance policies	3,884,230	4,571,067
Deferred income taxes	—	87,086
Other	1,409,929	2,356,446

Total other assets	12,059,653	14,128,460

Total assets	$138,636,395	$129,334,933

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 1, 2003 and June 2, 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2003	2002
Current Liabilities
Long-term obligations due within one year
Long-term debt	$4,929,631	$4,099,770
Obligations under capitalized leases	515,599	466,123
Self insurance	1,064,289	1,418,040
Accounts payable	9,473,827	9,357,584
Accrued expenses	7,407,432	6,674,742
Income taxes	355,682	334,556

Total current liabilities	23,746,460	22,350,815

Long-Term Obligations
Long-term debt	34,260,347	35,904,960
Obligations under capitalized leases	3,729,904	4,245,504
Self insurance	2,816,843	2,877,412
Deferred income taxes	1,900,234	—
Deferred compensation and other	2,416,881	2,726,314

Total long-term obligations	45,124,209	45,754,190

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock—authorized, 3,000,000 shares without par value; none issued	—	—
Common stock—authorized, 12,000,000 shares without par value; issued 7,420,763 and 7,385,107 shares—stated value—$1	7,420,763	7,385,107
Additional contributed capital	60,926,377	60,496,396

	68,347,140	67,881,503
Retained earnings	34,490,774	26,487,596

	102,837,914	94,369,099
Less cost of treasury stock (2,469,345 and 2,474,347 shares)	33,072,188	33,139,171

Total shareholders’ equity	69,765,726	61,229,928

Total liabilities and shareholders’ equity	$138,636,395	$129,334,933

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

Three years ended June 1, 2003

	2003	2002	2001*
Revenue
Sales	$233,678,454	$210,434,433	$187,464,958
Other	1,232,391	1,324,023	2,564,642

Total revenue	234,910,845	211,758,456	190,029,600
Costs and expenses
Cost of sales
Food and paper	76,451,811	69,994,741	62,696,341
Payroll and related	81,003,758	73,811,585	64,825,646
Other operating costs	48,643,339	42,236,535	38,074,381

	206,098,908	186,042,861	165,596,368
Administrative and advertising	12,121,321	11,061,466	10,285,259
Impairment of long-lived assets	(810,586)	—	1,549,171
Interest	2,799,959	2,420,370	2,606,747

Total costs and expenses	220,209,602	199,524,697	180,037,545

Earnings from continuing operations before income taxes	14,701,243	12,233,759	9,992,055
Income taxes
Current
Federal	2,984,895	3,225,283	2,693,855
Less tax credits	(486,258)	(347,911)	(318,457)
State and municipal	548,481	680,212	482,035
Deferred	1,876,530	704,794	577,661

Total income taxes	4,923,648	4,262,378	3,435,094

Earnings from continuing operations	9,777,595	7,971,381	6,556,961
Income from discontinued operations (net of applicable tax)	—	—	430,023
Gain on disposal of discontinued operations (net of applicable tax)	—	—	698,809

Earnings from discontinued operations	—	—	1,128,832

NET EARNINGS	$9,777,595	$7,971,381	$7,685,793

Earnings per share (EPS) of common stock:
Basic EPS—continuing operations	$1.98	$1.61	$1.28
Basic EPS—discontinued operations	—	—	.22

Basic net earnings per share	$1.98	$1.61	$1.50

Diluted EPS—continuing operations	$1.95	$1.59	$1.27
Diluted EPS—discontinued operations	—	—	.22

Diluted net earnings per share	$1.95	$1.59	$1.49

*	Indicates 53 week period

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Three years ended June 1, 2003

	2003	2002	2001*
Cash flows provided by (used in) operating activities:
Net earnings	$9,777,595	$7,971,381	$7,685,793
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	10,973,014	9,550,949	8,598,608
Loss (gain) on disposition of assets	843,261	372,934	(970,832)
Impairment of long-lived assets	(810,586)	—	1,549,171
Gain on disposition of franchise rights	—	—	(1,104,463)

	20,783,284	17,895,264	15,758,277
Changes in assets and liabilities:
(Increase) decrease in receivables	(108,509)	296,328	(230,393)
(Increase) decrease in inventories	(240,020)	16,269	135,349
(Increase) decrease in prepaid expenses and sundry deposits	(1,626,058)	25,375	(200,150)
Decrease (increase) in prepaid and deferred income taxes-current	115,279	(469,217)	86,207
Increase (decrease) in deferred income taxes-long term	1,987,320	674,949	774,666
Increase in accounts payable	116,243	487,437	1,372,844
Increase (decrease) in accrued expenses	732,690	680,243	(283,433)
Increase (decrease) in accrued income taxes	21,126	124,266	(226,425)
Decrease (increase) in other assets	972,649	(65,445)	(1,088,332)
(Decrease) increase in self insured obligations	(414,320)	492,582	27,341
Increase (decrease) in other liabilities	175,296	(58,074)	(16,327)

	1,731,696	2,204,713	351,347

Net cash provided by operating activities	22,514,980	20,099,977	16,109,624

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(21,544,202)	(28,931,094)	(24,728,850)
Proceeds from disposition of property	1,265,095	125,025	16,977,631
Proceeds from sale of franchise rights	144,874	134,143	500,000
Proceeds from surrender of life insurance policies	811,483	—	—
(Increase) decrease in other assets	(206,840)	(2,140,557)	133,708

Net cash (used in) investing activities	(19,529,590)	(30,812,483)	(7,117,511)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	4,000,000	17,000,000	15,000,000
Payment of long-term debt and capital lease obligations	(5,280,876)	(2,709,734)	(18,870,327)
Cash dividends paid	(1,774,417)	(1,727,142)	(1,639,185)
Treasury share transactions-net	86,020	(1,721,743)	(3,710,263)
Stock options exercised (including tax benefit)	495,045	342,059	—
Employee stock purchase plan	(48,445)	(80,668)	(56,967)

Net cash (used in) provided by financing activities	(2,522,673)	11,102,772	(9,276,742)

Net increase (decrease) in cash and equivalents	462,717	390,266	(284,629)
Cash and equivalents at beginning of year	670,726	280,460	565,089

Cash and equivalents at end of year	$1,133,443	$670,726	$280,460

Supplemental disclosures:
Interest paid	$2,808,984	$2,191,968	$2,810,146
Income taxes paid	2,727,820	3,850,623	3,392,595
Income tax refunds received	33,291	843	—
Note received from disposition of franchise rights	—	—	604,462

*	Indicates 53 week period

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three years ended June 1, 2003

	Common stock at $1 per share— Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at May 28, 2000	$7,362,279	$60,345,436	$14,196,749	($27,737,801)	$54,166,663
Net earnings for the year	—	—	7,685,793	—	7,685,793
Treasury shares reissued	—	(30,868)	—	122,638	91,770
Treasury shares acquired	—	—	—	(3,802,033)	(3,802,033)
Employee stock purchase plan	—	(56,967)	—	—	(56,967)
Cash dividend paid—$.32 per share	—	—	(1,639,185)	—	(1,639,185)

Balance at June 3, 2001	7,362,279	60,257,601	20,243,357	(31,417,196)	56,446,041
Net earnings for the year	—	—	7,971,381	—	7,971,381
Treasury shares reissued	—	232	—	70,055	70,287
Treasury shares acquired	—	—	—	(1,792,030)	(1,792,030)
Stock options exercised (including tax benefit)	22,828	319,231	—	—	342,059
Employee stock purchase plan	—	(80,668)	—	—	(80,668)
Cash dividends paid—$.35 per share	—	—	(1,727,142)	—	(1,727,142)

Balance at June 2, 2002	7,385,107	60,496,396	26,487,596	(33,139,171)	61,229,928
Net earnings for the year	—	—	9,777,595	—	9,777,595
Treasury shares reissued	—	19,037	—	66,983	86,020
Stock options exercised (including tax benefit)	35,656	459,389	—	—	495,045
Employee stock purchase plan	—	(48,445)	—	—	(48,445)
Cash dividends paid—$.36 per share	—	—	(1,774,417)	—	(1,774,417)

Balance at June 1, 2003	$7,420,763	$60,926,377	$34,490,774	($33,072,188)	$69,765,726

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2003

NOTE A—ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. (The Company) is a regional company that operates and licenses others to operate full service family-style restaurants under the name “Frisch’s Big Boy”, and operates grill buffet style restaurants under the name “Golden Corral” under certain licensing agreements. All restaurants currently operated by the Company are located in various regions of Ohio, Kentucky and Indiana.

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

Consolidation Practices

The accompanying consolidated financial statements include the accounts of Frisch’s Restaurants, Inc. and all of its subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior year information to conform to the current year presentation.

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

Some of the more significant items requiring the use of estimates include liabilities for self insurance and deferred executive compensation, value of intangible assets, the carrying values of long-lived assets and long-lived assets to be disposed of, and a certain long term receivable relating to construction costs expected to be recovered in litigation (see Note I—Contingencies).

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 at June 1, 2003 and $99,000 as of June 2, 2002. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Accounting for Rebates

Cash consideration received from certain food vendors is treated as a reduction of cost of sales and is recognized in the same period the Company sells the food.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for buildings or components thereof and 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Interest on borrowings is capitalized during active construction periods of major capital projects. Capitalized interest for fiscal years 2003, 2002 and 2001 was $112,000, $258,000 and $180,000, respectively. The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of June 1, 2003 totaled approximately $4,145,000, substantially all of which was for Golden Corral restaurants. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

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

During the year ended June 3, 2001, two Big Boy restaurants were closed because of cash flow losses, and non-cash pretax charges totaling $1,575,000 were recorded as impairment losses, including a write-off of future long-term lease obligations on one of the restaurants. The year ended June 1, 2003 includes pretax credits of $811,000 to reverse impairment of assets charges resulting from dispositions of these restaurants on terms more favorable than initially estimated. The disposition of the lease for restaurant property occurred during the first quarter ended September 22, 2002 at which time $666,000 was credited to impairment of assets. $145,000 was credited to impairment of assets during the third quarter ended March 9, 2003 when the other closed restaurant was sold for cash.

Certain surplus property is currently held for sale. All of the surplus property is stated at the lower of cost or market and is classified as “Property held for sale” in the consolidated balance sheet. Market values are generally determined by real estate brokers and/or the Company’s judgment.

Statement of Financial Accounting Standards No. 143 (SFAS 143) “Accounting for Asset Retirement Obligations” is applicable to legal obligations associated with the retirement of certain tangible long-lived assets. SFAS 143 is effective for fiscal years that begin after June 15, 2002. The adoption of SFAS 143 on June 2, 2003 did not materially impact the Company’s financial statements.

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

Goodwill and Other intangible Assets, Including Licensing Agreements

Effective June 4, 2001, the Company elected early adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. Under SFAS 142, acquired goodwill is not amortized. Instead, it is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of June 1, 2003 and June 2, 2002, the carrying amount of goodwill acquired in prior years was $741,000, which is net of $308,000 of amortization. Reported net income for fiscal year 2001 would have been approximately $3,000 higher had goodwill not been amortized.

Under SFAS 142, intangible assets having a finite useful life continue to be amortized, and are tested annually for impairment in accordance with SFAS 121. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $53,000 per year in each of the next five years for the twenty Golden Corral restaurants in operation as of June 1, 2003. Amortization for fiscal years 2003, 2002 and 2001 was $49,000, $35,000 and $19,000, respectively. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	2003	2002
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$800	$640
Less accumulated amortization	(113)	(64)

Carrying amount of Golden Corral initial franchise fees subject to amortization	687	576

Current portion of Golden Corral initial franchise fees subject to amortization	(53)	(43)
Golden Corral fees not yet subject to amortization	285	310
Total other intangible assets	169	156

	$1,088	$999

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to operations as incurred.

In January 2001, the Company reached an agreement with Big Boy Restaurants International, LLC (“International”), giving the Company exclusive, irrevocable ownership of certain rights to the “Big Boy” trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. The Company received these rights and $1,230,000 in exchange for ceding the Company’s sub-franchise “Big Boy” territorial rights in the states of Florida, Texas, Oklahoma and Kansas. International paid $500,000 in cash and issued a note to the Company for $730,000, payable in four equal annual installments of $182,500, the first two of which were received in January 2002 and January 2003. The $1,100,000 present value of the sale was recorded in other income in the third quarter of fiscal year 2001.

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

Advertising

Advertising costs are charged to expense as incurred. Advertising expense for continuing operations for fiscal years 2003, 2002 and 2001 was $5,377,000, $4,848,000 and $4,297,000, respectively.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for Golden Corral restaurants for fiscal years 2003, 2002 and 2001 were $864,000, $1,380,000 and $1,699,000, respectively. Opening costs for Big Boy restaurants for fiscal years 2003, 2002 and 2001 were $85,000, $ 395,000 and $201,000, respectively.

Benefit Plans

The Company has two qualified defined benefit pension plans covering substantially all of its eligible employees. (Hourly restaurant employees hired after December 31, 1998 are ineligible to enter the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan with a matching 40% employer cash contribution.) Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. In addition, the Company has an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that provides a supplemental retirement benefit to the executive officers of the Company and certain other “highly compensated employees” (HCE’s) whose benefits under the qualified plans are reduced when their compensation exceeds Internal Revenue Code imposed limitations or when elective salary deferrals are made to the Company’s non-qualified Executive Savings Plan. Prepaid benefit costs (see Note G—Pension Plans) and Executive Savings Plan assets are the principal components of “Other long-term assets” in the balance sheet. Prepaid benefit costs are also the principal component of “Prepaid expenses and sundry deposits” in the balance sheet.

Commencing in the year 2000, the executive officers of the Company and certain other HCE’s began receiving comparable pension benefits through a non-qualified Non Deferred Cash Balance Plan instead of accruing additional benefits under the qualified defined benefit pension plans and the SERP. (Also see Note G—Pension Plans.)

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $250,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history. An annual review of claims experience is performed during the first quarter of ensuing fiscal years and adjustments are made to the self-insurance liabilities to more closely reflect actual claims experience. Favorable claims experience allowed liabilities for self-insurance to be lowered by $334,000 and $417,000, respectively in fiscal years 2003 and 2001. As a result of unfavorable claims experience, self-insurance liabilities were increased by $26,000 in fiscal 2002.

As of June 1, 2003, the Company had two outstanding letters of credit totaling $264,000 in support of its self-insurance program.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximates fair value.

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes (see Note E—Income Taxes).

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” No stock based employee compensation cost is included in net income, as all options granted during the fiscal years 2003, 2002 and 2001 had an exercise price equal to the market value of the stock on the date of the grant. In accordance with Statement of Financial Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation—Transition and Disclosure,” the following table presents the effect on net income and earnings per share had the Company accounted for stock options using the fair value recognition provisions of SFAS 123:

	2003	2002	2001
	(in thousands, except per share data)
Net Income, as reported	$9,778	$7,971	$7,686
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	252	167	155

Pro forma net income	$9,526	$7,804	$7,531

Earnings per share

Basic—as reported	$1.98	$1.61	$1.50
Basic—pro forma	$1.93	$1.58	$1.47

Diluted—as reported	$1.95	$1.59	$1.49
Diluted—pro forma	$1.90	$1.56	$1.46

(a)	For a summary of options granted, refer to the stock option section of Note F—Capital Stock.

The estimated total stock-based employee compensation expense was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Dividend yield	1.87%	2.17%	2.62%
Expected volatility	28%	27%	30%
Risk free interest rate	3.67%	4.72%	5.82%
Expected lives	5 years	5 years	5 years
Weighted average fair value of options granted	$4.95	$3.58	$2.92

New Accounting Pronouncements

The Company reviewed all significant newly issued accounting pronouncements and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future adoption.

NOTE B—DISCONTINUED OPERATIONS

In March 2000, the Company announced strategic plans to divest the Company’s two hotel operations—the Clarion Riverview Hotel and the Quality Hotel Central. The plans called for continuing to operate the hotels until buyers were found. The Clarion Hotel Riverview was sold for $12,000,000 cash in November 2000 and the sale of the Quality Hotel Central was completed in May 2001 for $3,900,000 cash.

The following information summarizes results of discontinued operations for fiscal year 2001, prepared in accordance with the discontinued operations accounting rules that were then in effect:

2001
(in thousands)
Total revenue	$6,964
Total costs and expenses	6,308

Earnings before income tax	656
Income tax	226

Earnings from discontinued operations	430
Gain on disposal of discontinued operations (net of tax of $366)	699

Net earnings from discontinued operations	$1,129

NOTE C—LONG-TERM DEBT

	2003		2002
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility—
Construction Phase Loans	$—	$—	$—	$—
Term Loans	4,930	24,260	4,100	25,905
Revolving Credit Loan	—	—	—	10,000
Bullet Loan	—	10,000	—	—

	$4,930	$34,260	$4,100	$35,905

The portion payable after one year matures as follows:

	2003	2002
	(in thousands)
Period ending in 2004	$—	$14,494
2005	5,295	4,836
2006	5,681	5,196
2007	5,344	4,833
2008	14,600	4,062
2009	2,920	2,352
Subsequent to 2009	420	132

	$34,260	$35,905

The Construction Draw Facility is an unsecured draw credit line that provides for borrowing of up to $55,000,000 to construct and open Golden Corral restaurants. As of June 1, 2003, the Company had cumulatively borrowed $37,500,000. The remaining $17,500,000, which is subject to a ¼ percent unused commitment fee, is available to be drawn before the facility expires September 1, 2004.

Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. All funds borrowed under the Facility as of June 1, 2003 have been converted to Term Loans. Fixed interest rates have been chosen for all of the Term Loans, the weighted average of which is 6.84 percent, and all of the Term Loans are being repaid in 84 equal monthly installments of principal and interest aggregating $567,000, expiring in various periods ranging from May 2006 through December 2009. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2004.

The long standing agreement that previously provided a $10,000,000 Revolving Credit Loan was amended in December 2002 to reduce the Revolving Credit Loan to $5,000,000, while adding a provision for a $10,000,000 Bullet Loan.

The Bullet Loan was added to refinance, on a long term basis, the $10,000,000 that was outstanding on the Revolving Credit Loan at June 2, 2002. The Bullet Loan is secured by mortgages on the real property of six Golden Corral restaurants. It matures and is payable in one installment on December 31, 2007. Variable rated interest, currently ranging from 3.26 to 3.32 percent, is determined by adding 200 basis points to the London Interbank Offered Rate (LIBOR). At any time during the term of the loan, the Company has the option of designating that the loan bear interest for the remainder of the term at a fixed rate equal to the lender’s cost of funds plus 200 basis points. Variable LIBOR based interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Fixed cost of funds based interest shall be payable monthly in arrears.

The $5,000,000 unsecured Revolving Credit Loan is intended to fund temporary working capital needs. The loan, none of which was outstanding as of June 1, 2003, is subject to a 30 consecutive day out-of-debt period each year. It matures on September 1, 2004, unless extended. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a ¼ percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants at June 1, 2003. Compensating balances are not required by these loan agreements.

NOTE D—LEASED PROPERTY

The Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of June 1, 2003, eleven of the Company’s 28 leased restaurant locations have been capitalized. Delivery equipment is also held under capitalized leases expiring during various periods through 2009. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	2003	2002
	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,083	1,083

	7,389	7,389
Less accumulated amortization	(5,653)	(5,189)

	$1,736	$2,200

As of June 1, 2003, seventeen of the Company’s restaurant properties are occupied pursuant to operating leases, including three ground leases for Golden Corral restaurants. Two more Golden Corral ground leases have been entered into for restaurants to open respectively in calendar years 2004 and 2005. Rent payments begin when the restaurants open. The Company also occupies office space under an operating lease that expires during 2013, with renewal options available through 2023. Total rental expense of operating leases for continuing operations was $1,515,000 in 2003, $1,434,000 in 2002 and $1,622,000 in 2001.

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Year ending in:	Capitalized leases	Operating leases
	(in thousands)
2004	$940	$1,374
2005	880	1,294
2006	802	1,176
2007	575	1,014
2008	2,519	801
2009 to 2022	54	8,414

Total	5,770	$14,073

Amount representing interest	(1,524)

Present value of obligations	4,246
Portion due within one-year	(516)

Long-term obligations	$3,730

Not included in the above table are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $52,000 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or sub-let the properties.

NOTE E—INCOME TAXES

The variations between the statutory Federal rate and the effective rate are summarized as follows:

	Percent of pretax earnings
	2003	2002	2001
Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(3.3)	(2.8)	(2.7)
State and municipal income taxes—
Current and deferred (net of Federal tax benefit)	3.1	3.7	3.2
Other	(.3)	(.1)	(.1)

Effective rate	33.5	34.8	34.4

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax asset (liability) were as follows (in thousands):

	2003	2002
Deferred compensation	$753	$708
Compensated absences	699	619
Self insurance	1,259	1,444
Impairment of assets/property write-downs	133	476
Other	36	137

Total deferred tax assets	2,880	3,384

Depreciation	(2,354)	(1,121)
Pension contributions	(1,016)	(791)
Sale of franchise rights	(110)	(160)
Other	(580)	(559)

Total deferred tax liabilities	(4,060)	(2,631)

Net deferred tax (liability) asset	$(1,180)	$753

NOTE F—CAPITAL STOCK

Stock Options

The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2009. As of June 1, 2003, 171,204 remained available to be optioned. Of the 391,228 cumulative shares optioned to date, 307,575 remain outstanding as of June 1, 2003.

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

The 1984 Stock Option Plan expired May 8, 1994. As of June 1, 2003, 14,090 options remain outstanding, all of which will expire in June 2003, 10 years from the date of grant. The exercise price is the fair market value as of the date granted, subsequently adjusted for stock dividends (the latest of which was declared and paid in fiscal year 1997) in accordance with the anti-dilution provisions of the Plan.

The changes in outstanding and exercisable options involving both the 1993 and the 1984 Plans are summarized below:

	2003		2002		2001
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share
Outstanding at beginning of year	284,220	$12.08	220,216	$11.40	118,738	$12.26
Exercisable at beginning of year	209,131	$12.14	157,467	$11.83	69,987	$13.20
Granted during the year	90,500	$19.16	90,000	$13.58	107,478	$10.43
Exercised during the year	37,656	$11.06	23,828	$11.45	—	—
Expired during the year	14,398	$17.05	—	—	—	—
Forfeited during the year	1,001	$15.65	2,168	$11.60	6,000	$11.02

Outstanding at end of year	321,665	$13.96	284,220	$12.08	220,216	$11.40

Exercisable at end of year	233,156	$13.21	209,131	$12.14	157,467	$11.83

Stock options outstanding and exercisable as of June 1, 2003 for the 1993 and 1984 Plans are as follows:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $12.00	120,154	$10.46	6.61 years
$12.01 to $16.00	111,511	$13.54	6.68 years
$16.01 to $19.78	90,000	$19.16	9.02 years

$ 8.31 to $19.78	321,665	$13.96	7.31 years

Exercisable:
$ 8.31 to $12.00	109,479	$10.51	—
$12.01 to $16.00	83,677	$13.59	—
$16.01 to $19.78	40,000	$19.78	—

$ 8.31 to $19.78	233,156	$13.21	—

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2003, 44,571 shares were held by employees pursuant to the provisions of the Plan.

A total of 58,492 common shares were reserved for issuance under the non-qualified Executive Savings Plan when it was established in 1993. As of June 1, 2003, 49,374 shares remained in the reserve, including 7,289 shares allocated but not issued to participants.

Shares reserved under all plans have been adjusted for stock dividends declared and paid in prior years. There are no other outstanding options, warrants or rights.

Treasury Stock

Since September 1998, 1,135,286 shares of the Company’s common stock have been repurchased at a cost of $12,162,000. On October 7, 2002, the Board of Directors authorized the repurchase of up to 500,000 additional shares to replace the previous program that expired on October 2, 2002. Purchases may be made in the open market or through block trades over a period of time not to exceed two years. No shares have been repurchased under these programs since January 2002.

The Company’s treasury holds an additional 1,334,059 shares of the Company’s common stock, including 1,142,966 shares acquired in August 1997 pursuant to the terms of a modified “Dutch Auction” self-tender offer.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
June 1, 2003	4,930,171	$1.98	92,922	5,023,093	$1.95
June 2, 2002	4,936,328	1.61	76,293	5,012,621	1.59
June 3, 2001	5,120,346	1.50	23,664	5,144,010	1.49

NOTE G—PENSION PLANS

The changes in the benefit obligations for the two qualified defined benefit plans that the Company sponsors (see Note A—Accounting Policies) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (collectively, the “Plans”), are computed as follows:

	(in thousands)
	2003	2002	2001
Projected benefit obligation at beginning of year	$16,510	$14,380	$15,892
Service cost	1,408	1,275	1,170
Interest cost	1,165	1,012	1,028
Actuarial loss (gain)	2,385	1,013	(780)
Benefits paid	(743)	(1,170)	(2,930)

Projected benefit obligation at end of year	$20,725	$16,510	$14,380

The changes in the Plans’ assets are computed as follows:

	(in thousands)
	2003	2002	2001
Fair value of plan assets at beginning of year	$18,044	$19,987	$23,478
Actual return on plan assets	(299)	(1,357)	(906)
Employer contributions	1,795	785	564
Benefits paid, plus expenses	(912)	(1,371)	(3,149)

Fair value of plan assets at end of year	$18,628	$18,044	$19,987

The following table sets forth the Plans’ funded status and amounts recognized on the Company’s balance sheet:

	(in thousands)
	2003	2002
Funded status	$(2,097)	$1,534
Unrecognized net actuarial loss (gain)	4,583	404
Unrecognized prior service cost	318	388

Prepaid benefit cost	$2,804	$2,326

The weighted average actuarial assumptions used were:

	2003	2002	2001
Weighted average discount rate	6.50%	7.25%	7.25%
Weighted average rate of compensation increase	5.50%	5.50%	5.50%
Weighted average expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

Net periodic pension cost (benefit) includes the following components:

	(in thousands)
	2003	2002	2001
Service cost	$1,408	$1,275	$1,170
Interest cost	1,165	1,012	1,028
Expected return on plan assets	(1,476)	(1,564)	(1,897)
Amortization of prior service cost	70	70	70
Amortization of net transition asset	—	(237)	(237)
Recognized net actuarial gain	149	(57)	(247)

Net periodic pension cost (benefit)	$1,316	$499	$(113)

Compensation expense (not included in the above tables) relating to (and contributions made to) the Non Deferred Cash Balance Plan (see Note A—Accounting Policies) was $415,000 in fiscal 2003, $373,000 in fiscal 2002 and $150,000 in fiscal 2001.

Other retirement plan costs, principally the 401(k) plans sponsored by the Company, amounted to $171,000, $165,000 and $162,000, respectively, in fiscal years 2003, 2002 and 2001.

NOTE H—SEGMENT INFORMATION

The Company has historically had food service and lodging operations. In March 2000, the Board of Directors authorized management to develop plans to divest the lodging operation (see Note B—Discontinued Operations). Under Statement of Financial Accounting Standards No. 131 (SFAS 131) “Disclosures about Segments of an Enterprise and Related Information” the Company now has two reportable segments within the food service industry: “Big Boy” restaurants and “Golden Corral” restaurants. Financial information by operating segment is as follows:

	2003	2002	2001
	(in thousands)
Sales
Big Boy	$168,312	$165,166	$160,662
Golden Corral	65,366	45,268	26,803

	$233,678	$210,434	$187,465

Earnings from continuing operations before income taxes
Big Boy	$19,035	$18,756	$17,491
Impairment of assets	811	—	(1,549)
Opening expense	(85)	(395)	(201)

Total Big Boy	19,761	18,361	15,741

Golden Corral	4,116	2,563	1,980
Opening expense	(864)	(1,380)	(1,699)

Total Golden Corral	3,252	1,183	281

Administrative expense	(6,744)	(6,214)	(5,988)
Interest expense	(2,800)	(2,420)	(2,607)
Other—net	1,232	1,324	2,565

Total corporate items	(8,312)	(7,310)	(6,030)

	$14,701	$12,234	$9,992

Depreciation and amortization
Big Boy	$8,040	$7,688	$7,644
Golden Corral	2,933	1,863	955

	$10,973	$9,551	$8,599

Capital expenditures
Big Boy	$7,813	$11,329	$7,024
Golden Corral	13,731	17,602	17,685
Discontinued operations	—	—	20

	$21,544	$28,931	$24,729

Identifiable assets
Big Boy	$77,564	$81,001	$75,868
Golden Corral	61,072	48,334	32,442

	$138,636	$129,335	$108,310

NOTE I—CONTINGENCIES

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) On July 30, 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees, and costs it claims is owed by the Company under the construction contract. The Company denies the claim and has filed a counterclaim against the general contractor alleging defective construction and claiming damages, lost profits, interest and costs in excess of $1,000,000. On August 29, 2002, the Company filed a separate lawsuit against the architect that designed the defective building alleging negligent design and claiming damages, lost profits, interest and costs in excess of $2,500,000. The Company is vigorously prosecuting both of these claims and believes that it will ultimately prevail.

Since no assurances can be made regarding the outcome of this or any litigation, only the construction costs expected to be recovered (including the cost to raze the defective building), totaling approximately $1,723,000 as of June 1, 2003 are carried as “Long-term receivables” in the consolidated balance sheet.

NOTE J—RELATED PARTY TRANSACTIONS

A Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary.

The total paid to the Company by these three restaurants amounted to $4,204,000, $4,256,000 and $4,167,000 respectively, in fiscal years 2003, 2002 and 2001. The amount owed to the Company from these restaurants was $41,000 and $54,000 respectively, as of June 1, 2003 and June 2, 2002. Amounts due are always settled within 28 days of billing.

All related party transactions described herein were effected on substantially similar terms as transactions with persons having no relationship with the Company.

QUARTERLY RESULTS (UNAUDITED)

	Year Ended June 1, 2003				Year Ended June 2, 2002
	(in thousands, except per share data)				(in thousands, except per share data)
	Revenue	Gross profit	Net earnings	Diluted net earnings per share	Revenue	Gross profit	Net earnings	Diluted net earnings per share
1st Quarter	$70,104	$7,907	$2,917	$.58	$63,156	$6,535	$1,986	$.39
2nd Quarter	54,804	6,711	2,211.44		48,803	6,076	2,111.42
3rd Quarter	51,943	5,532	1,587.32		48,057	5,756	1,852.37
4th Quarter	58,060	7,430	3,063.61		51,742	6,025	2,022.41

Total	$234,911	$27,580	$9,778	$1.95	$211,758	$24,392	$7,971	$1.59

The first quarter of each year contained sixteen weeks, while the last three quarters each contained twelve weeks.

Net earnings for the first quarter of fiscal 2003 included a favorable adjustment of $220,000 resulting from lower than anticipated claims in the Company’s self insured casualty insurance program.

Net earnings for the first and third quarters of fiscal 2003 included favorable adjustments of $445,000 and $95,000, respectively, to adjust impairment of assets resulting from the dispositions of two former Big Boy restaurants. The credits reflect the over estimation of impairment charges that were recorded when the restaurants were permanently closed in fiscal 2001.

The fourth quarter of fiscal 2003 includes a credit to income tax expense of $260,000 to reflect the actual effective tax rate for the year.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

The Company’s chief executive officer (CEO) and chief financial officer (CFO) have reviewed and evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this Annual Report on Form 10-K. Their evaluation concluded that the Company’s disclosure controls and procedures were effective in providing assurance that required information had been identified and disclosed accordingly in this Form 10-K for the fiscal year ended June 1, 2003.

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

PART III

(Items 10 through 13)

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 1, 2003.

Information regarding executive officers is incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 1, 2003.

ITEM 11—EXECUTIVE COMPENSATION

Incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 1, 2003.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

as of June 1, 2003

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:

1984 Stock Option Plan	14,090	$14.38	0

1993 Stock Option Plan	307,575	$13.94	171,204

	321,665	$13.96	171,204

Equity compensation plans not approved by security holders:

Executive Savings Plan (1)			49,374

Senior Executive Bonus Plan (2)

CEO Employment Agreement (3)

Total	321,665	$13.96	220,578

(1) Frisch’s Executive Savings Plan

The Frisch’s Executive Savings Plan (FESP) was established in November 1993, to provide a means for certain management employees who are disqualified from participating in the Frisch’s Employee 401(k) Savings Plan, to

participate in a similarly designed non-qualified plan. Under the FESP, an eligible employee may choose to invest in Common Stock of the Company. For employees who choose to invest in the Company’s Common Stock, the Company makes a 15% matching contribution of Common Stock. Upon an employee’s retirement, the Company has the option to issue to the employee the shares of Common Stock allocated to that employee or to pay to the employee the fair market value of the Common Stock allocated to him or her in cash. A total of 58,492 shares of Common Stock were reserved for issuance under the FESP when it was established in 1993. As of June 1, 2003, 49,374 shares remained in the reserve. During the year ended June 1, 2003, 418 shares of Common Stock were allocated to participants in the plan, bringing to 7,289 the number of shares of Common Stock allocated but not issued to active plan participants under the Plan.

(2) Senior Executive Bonus Plan

Under the Company’s Senior Executive Bonus Plan, certain executive officers and other key employees are entitled to earn annual bonuses of up to 22.5% of their annual salary. Each employee’s bonus is determined by a formula that takes into account (1) the extent to which the individual’s performance goals established prior to the beginning of the fiscal year are met, and (2) the Company’s pre-tax consolidated earnings for the fiscal year, as a percentage of total revenue (adjusted to exclude certain revenue, if any, not related to the Company’s food service operations). No incentive bonus is paid to any eligible employees unless pre-tax consolidated earnings of the Company are at least 4% of revenues. In order to receive the maximum bonus permissible under the plan, an employee must fully meet his or her individual performance goals and pre-tax consolidated earnings of the Company must equal or exceed 6% of revenues. Of the total bonus earned by each employee, 10% is paid in shares of the Company’s Common Stock and the remainder is paid in cash. For the fiscal year ended June 1, 2003, 864 shares of Common Stock were issued to employees pursuant to the plan. If all eligible employees under the Senior Executive Bonus Plan had earned their maximum bonus during the year ended June 1, 2003, a total of 1,213 shares of Common Stock would have been issued.

(3) CEO Employment Agreement

Craig F. Maier, President and Chief Executive Officer, is employed by the Company pursuant to a three-year employment agreement effective June 4, 2000. The agreement provides that the Company will pay Mr. Maier incentive compensation for each fiscal year that the Company’s pre-tax earnings (before deducting his incentive compensation) equal or exceed 4% of the Company’s total revenue. The incentive compensation will be equal to (a) 1.5% of the Company’s pre-tax earnings if in such year pre-tax earnings equal or exceed 4% (but are less than 5%) of the Company’s total revenue, and (b) an additional 1.5% of the Company’s pre-tax earnings if in such year the Company’s pre-tax earnings equal or exceed 5% of the Company’s total revenue. However, the incentive compensation will be reduced to the extent that the payment of the incentive compensation would reduce the Company’s pre-tax earnings to below 4% of the Company’s total revenue. Incentive compensation is paid 90% in cash and 10% in Common Stock.

The remaining requirements of item 12 are incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 1, 2003.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 1, 2003.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the Registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 1, 2003.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(10) (c) Exhibit (10) (a) to the Registrant’s Form 10-K Annual Report for 2000, being the Area Development Agreement and Addendum effective July 25, 2000 between the Registrant and Golden Corral Franchising Systems, Inc., is incorporated herein by reference.

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

(10) (f) Exhibit (10) (d) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000, is incorporated herein by reference. *

(10) (g) Exhibit (10) (f) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement between the Registrant and Craig F. Maier effective June 4, 2000, is incorporated herein by reference. *

(10) (h) The Employment Agreement between the Registrant and Craig F. Maier effective June 2,

2003, is filed herewith. *

(10) (i) Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, being the Frisch’s Executive Savings Plan effective November 15, 1993, is incorporated herein by reference. *

(10) (j) Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, being the Frisch’s Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference. *

(10) (k) Amendment No. 1 to Frisch’s Executive Retirement Plan effective January 1, 2000, is filed herewith. *

(10) (l) Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, being the Amended and Restated 1993 Stock Option Plan, is incorporated herein by reference. *

(10) (m) Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, being the Employee Stock Option Plan, is incorporated herein by reference. *

(10) (n) Exhibit (10) (e) to the Registrant’s Form 10-K Annual Report for 1985, being the 1984 Stock Option Plan, is incorporated herein by reference. *

(10) (o) Exhibit (10) (f) to the Registrant’s Form 10-K Annual Report for 1990, being First Amendment to the 1984 Stock Option Plan, is incorporated herein by reference. *

(10) (p) Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, being the Agreement between the Registrant and Craig F. Maier dated November 21, 1989, is incorporated herein by reference. *

(10) (q) Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, being Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000 is incorporated herein by reference, together with the Trust Agreement established by the Registrant between Firstar Bank, N.A. (Trustee) (now known as US Bank) and Donald H. Walker (Grantor). There are identical Trust Agreements between Firstar Bank, N.A. (Trustee) (now known as US Bank) and Craig F. Maier, Paul F. McFarland, W. Gary King, Karen F. Maier, Ken C. Hull, Michael E. Conner, Todd M. Rion and certain other “highly compensated employees” (Grantors). *

(10) (r) Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2002, being the Registrant’s Senior Executive Bonus Plan, is incorporated herein by reference.*

(10) (s) The Registrant’s Senior Executive Bonus Plan effective June 2, 2003, is filed herewith. *

*	denotes compensatory plan or agreement

(14) Code of Ethics for Chief Executive Officer and Financial Professionals, is filed herewith.

(21) Subsidiaries of the Registrant, is filed herewith.

(23) Consent of Grant Thornton LLP, is filed herewith.

(31) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder

(31.1) Chief Executive Officer’s Certification, is filed herewith.

(31.2) Chief Financial Officer’s Certification, is filed herewith.

(32) Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder

(32.1) Chief Executive Officer’s Certification, is filed herewith.

(32.2) Chief Financial Officer’s Certification, is filed herewith.

b). Reports on Form 8-K:

Forms 8-K were filed on April 7, 2003 and on July 14, 2003 to file copies of the Registrant’s earnings press releases for the quarter ended March 9, 2003 and for the fiscal year ended June 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(Registrant)

By	/s/ DONALD H. WALKER	8/15/03
	Donald H. Walker	Date
Vice President, Treasurer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JACK C. MAIER Jack C. Maier	Chairman of the Board Director	8/18/03

/s/ CRAIG F. MAIER Craig F. Maier	President and Chief Executive Officer Director	8/18/03

/s/ DALE P. BROWN Dale P. Brown	Director	8/16/03

/s/ DANIEL W. GEEDING Daniel W. Geeding	Director	8/16/03

/s/ LORRENCE T. KELLAR Lorrence T. Kellar	Director	8/16/03

/s/ MALCOLM M. KNAPP Malcolm M. Knapp	Director	8/19/03

/s/ BLANCHE F. MAIER Blanche F. Maier	Director	8/18/03

/s/ WILLIAM A. MAUCH William A. Mauch	Director	8/15/03

/s/ WILLIAM J. REIK, JR. William J. Reik, Jr.	Director	8/22/03