Form 10-Q
period 2003-09-21
FRISCHS RESTAURANTS INC
filed 2003-10-20
CIK 39047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR QUARTER ENDED SEPTEMBER 21, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

The total number of shares outstanding of the issuer’s no par common stock, as of September 26, 2003 was: 4,986,492

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Sixteen Weeks Ended
	September 21, 2003	September 22, 2002
Revenue
Sales	$77,037,276	$69,702,041
Other	365,769	402,229

Total revenue	77,403,045	70,104,270
Costs and expenses
Cost of sales
Food and paper	26,205,431	22,595,736
Payroll and related	25,887,294	24,170,574
Other operating costs	15,559,189	15,028,680

	67,651,914	61,794,990
Administrative and advertising	3,958,443	3,653,780
Impairment of long-lived assets	—	(665,729)
Interest	733,667	833,036

Total costs and expenses	72,344,024	65,616,077

Earnings before income taxes	5,059,021	4,488,193
Income taxes	1,771,000	1,571,000

Net Earnings	$3,288,021	$2,917,193

Earnings per share (EPS) of common stock:
Basic net earnings per share	$.66	$.59

Diluted net earnings per share	$.65	$.58

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	September 21, 2003 (unaudited)	June 1, 2003
Current Assets
Cash	$2,691,386	$1,133,443
Receivables
Trade	928,032	955,282
Other	335,363	321,474
Inventories	3,961,542	3,825,259
Prepaid expenses and sundry deposits	3,398,672	2,619,424
Prepaid and deferred income taxes	954,102	954,102

Total current assets	12,269,097	9,808,984
Property and Equipment
Land and improvements	45,916,514	44,015,900
Buildings	69,976,486	66,715,480
Equipment and fixtures	71,762,491	69,671,202
Leasehold improvements and buildings on leased land	17,445,353	17,346,463
Capitalized leases	7,388,580	7,388,580
Construction in progress	5,273,119	6,184,653

	217,762,543	211,322,278
Less accumulated depreciation and amortization	97,373,427	94,554,520

Net property and equipment	120,389,116	116,767,758
Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,125,336	1,087,691
Investments in land	1,435,221	1,400,905
Property held for sale	1,365,521	1,401,021
Long-term receivables	404,122	2,135,233
Net cash surrender value-life insurance policies	4,357,335	3,884,230
Other	893,787	1,409,929

Total other assets	10,321,966	12,059,653

	$142,980,179	$138,636,395

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 21, 2003 (unaudited)	June 1, 2003
Current Liabilities
Long-term obligations due within one year
Long-term debt	$5,294,207	$4,929,631
Obligations under capitalized leases	523,071	515,599
Self insurance	1,215,923	1,064,289
Accounts payable	11,578,875	9,473,827
Accrued expenses	6,328,810	7,407,432
Income taxes	1,068,916	355,682

Total current liabilities	26,009,802	23,746,460
Long-Term Obligations
Long-term debt	34,276,553	34,260,347
Obligations under capitalized leases	3,598,372	3,729,904
Self insurance	2,116,464	2,816,843
Deferred income taxes	1,900,234	1,900,234
Deferred compensation and other	2,481,481	2,416,881

Total long-term obligations	44,373,104	45,124,209
Commitments	—	—
Shareholders’ Equity
Capital stock
Preferred stock — authorized, 3,000,000 shares without par value; none issued	—	—
Common stock — authorized, 12,000,000 shares without par value; issued, 7,452,514 and 7,420,763 shares — stated value — $1	7,452,514	7,420,763
Additional contributed capital	61,387,826	60,926,377

	68,840,340	68,347,140
Retained earnings	36,784,626	34,490,774

	105,624,966	102,837,914
Less cost of treasury stock (2,466,022 and 2,469,345 shares)	33,027,693	33,072,188

Total shareholders’ equity	72,597,273	69,765,726

	$142,980,179	$138,636,395

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Sixteen weeks ended September 21, 2003 and September 22, 2002

(Unaudited)

	Common stock at $1 per share – Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at June 2, 2002	7,385,107	60,496,396	26,487,596	(33,139,171)	61,229,928
Net earnings for sixteen weeks	—	—	2,917,193	—	2,917,193
Treasury shares reissued	—	19,037	—	40,197	59,234
Stock options exercised (including tax benefit)	9,574	120,899	—	—	130,473
Cash dividends — $.18 per share	—	—	(885,069)	—	(885,069)

Balance at September 22, 2002	7,394,681	60,636,332	28,519,720	(33,098,974)	63,451,759
Net earnings for thirty-six weeks	—	—	6,860,402	—	6,860,402
Treasury shares reissued	—	—	—	26,786	26,786

Stock options exercised (including tax benefit)	26,082	338,490	—	—	364,572
Employee stock purchase plan	—	(48,445)	—	—	(48,445)
Cash dividends — $.18 per share	—	—	(889,348)	—	(889,348)

Balance at June 1, 2003	7,420,763	60,926,377	34,490,774	(33,072,188)	69,765,726
Net earnings for sixteen weeks	—	—	3,288,021	—	3,288,021
Treasury shares reissued	—	18,180	—	44,495	62,675
Stock options exercised (including tax benefit)	31,751	443,269	—	—	475,020
Cash dividends — $.20 per share	—	—	(994,169)	—	(994,169)

Balance at September 21, 2003	$7,452,514	$61,387,826	$36,784,626	($33,027,693)	$72,597,273

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Sixteen weeks ended September 21, 2003 and September 22, 2002

(unaudited)

	2003	2002
Cash flows provided by (used in) operating activities:
Net earnings	$3,288,021	$2,917,193
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	3,327,569	3,306,548
Impairment gain of long lived assets	—	(665,729)
Loss on disposition of assets	162,232	317,841

	6,777,822	5,875,853
Changes in assets and liabilities:
Accounts receivable	13,361	(107,088)
Inventories	(136,283)	(24,881)
Prepaid expenses and sundry deposits	(779,248)	(630,724)
Accounts payable	1,556,534	903,304
Accrued expenses	(1,078,622)	(875,808)
Accrued income taxes	713,234	740,559
Other assets	572,536	414,221
Self insured obligations	(548,745)	(189,783)
Other liabilities	64,600	173,676

	377,367	403,476

Net cash provided by operating activities	7,155,189	6,279,329
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(7,054,801)	(5,664,092)
Proceeds from disposition of property	3,493	10,405
Change in other assets	1,105,300	(33,804)

Net cash (used in) investing activities	(5,946,008)	(5,687,491)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	2,000,000	2,000,000
Payment of long-term debt and capital lease obligations	(1,743,278)	(1,881,395)
Cash dividends paid	(445,655)	(441,969)
Treasury share transactions-net	62,675	59,234
Stock options exercised (including tax benefit)	475,020	130,473

Net cash provided by (used in) financing activities	348,762	(133,657)

Net increase in cash and equivalents	1,557,943	458,181
Cash and equivalents at beginning of year	1,133,443	670,726

Cash and equivalents at end of quarter	$2,691,386	$1,128,907

Supplemental disclosures:
Interest paid	$854,633	$931,458
Income taxes paid (net of refunds, if any)	941,153	807,089
Dividends declared but not paid	548,514	443,100

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Ended September 21, 2003

NOTE A — ACCOUNTING POLICIES

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of September 21, 2003 and June 1, 2003. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Accounting for Rebates

Cash consideration received from certain food vendors is treated as a reduction of cost of sales and is recognized in the same period the Company sells the food.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for buildings or components thereof and 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Interest on borrowings is capitalized during active construction periods of major capital projects. Capitalized interest for the sixteen weeks ended September 21, 2003 and September 22, 2002 was $70,000 and $47,000, respectively. The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of September 21, 2003 totaled approximately $7,719,000, including $3,945,000 for three Golden Corral restaurants and $3,774,000 for two Big Boy restaurants. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

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

NOTE A — ACCOUNTING POLICIES (CONTINUED)

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

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of September 21, 2003 and June 1, 2003, the carrying amount of goodwill acquired in prior years was $741,000, which is net of $308,000 amortized in prior years.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $59,000 per year in each of the next five years for the 22 Golden Corral restaurants in operation as of September 21, 2003. Amortization was $17,000 and $15,000 respectively, for the sixteen weeks ended September 21, 2003 and September 22, 2002. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	September 21, 2003	June 1, 2003
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$880	$800
Less accumulated amortization	(130)	(113)

Carrying amount of Golden Corral initial franchise fees subject to amortization	750	687
Current portion of Golden Corral initial franchise fees subject to amortization	(59)	(53)
Golden Corral fees not yet subject to amortization	265	285
Total other intangible assets	169	169

	$1,125	$1,088

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A — ACCOUNTING POLICIES (CONTINUED)

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for the sixteen weeks ended September 21, 2003 and September 22, 2002 were $434,000 ($411,000 for Golden Corral and $23,000 for Big Boy) and $318,000 ($267,000 for Golden Corral and $51,000 for Big Boy), respectively.

Benefit Plans

The Company has two qualified defined benefit pension plans covering all of its eligible employees. (Hourly restaurant employees hired after December 31, 1998 are ineligible to enter the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan with a matching 40% employer cash contribution.) Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. In addition, the Company has an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that provides a supplemental retirement benefit to the executive officers of the Company and certain other “highly compensated employees” whose benefits under the qualified plans are reduced when their compensation exceeds Internal Revenue Code imposed limitations or when elective salary deferrals are made to the Company’s non-qualified Executive Savings Plan. Prepaid pension benefit costs (see Note E — Pension Plans) and Executive Savings Plan assets are the principal components of “Other long-term assets” on the balance sheet.

Commencing in the year 2000, the executive officers of the Company and certain other “highly compensated employees” began receiving comparable pension benefits through a non-qualified Non Deferred Cash Balance Plan instead of accruing additional benefits under the qualified defined benefit pension plans and the SERP. (Also see Note E — Pension Plans.)

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $250,000 per claim. Initial self insurance liabilities are accrued based on prior claims history. An annual review of claims experience is performed during the first quarter of ensuing fiscal years and adjustments are made to the self insurance liabilities to more closely reflect annual claims experience. Favorable claims experience allowed reserves to be lowered by $710,000 and $334,000 respectively, during the sixteen weeks ended September 21, 2003 and September 22, 2002.

As of September 21, 2003, the Company had two outstanding letters of credit totaling $264,000 in support of its self-insurance program.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” No stock based employee compensation cost is included in net income, as all options granted during the fiscal years 2003, 2002 and 2001 had an exercise price equal to the market value of the stock on the date of the grant. In accordance with Statement of Financial Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure,” the following table presents the effect on net income and earnings per share had the Company accounted for stock options using the fair value recognition provisions of SFAS 123:

	Sixteen weeks ended
	September 21, 2003	September 22, 2002
	(in thousands, except per share data)
Net Income, as reported	$3,288	$2,917
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	89	96

Pro forma net income	$3,199	$2,821

Earnings per share
Basic — as reported	$.66	$.59

Basic — pro forma	$.64	$.57

Diluted — as reported	$.65	$.58
Diluted — pro forma	$.63	$.56

(a) For a summary of options granted, refer to the stock option section of Note D — Capital Stock.

The estimated total stock-based employee compensation expense was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	Sixteen weeks ended
	September 21, 2003	September 22, 2002
Dividend yield	1.91%	1.87%
Expected volatility	26.74%	28%
Risk free interest rate	2.38%	3.67%
Expected lives	5 years	5 years
Weighted average fair value of options granted	$4.20	$5.01

New Accounting Pronouncements

The Company reviewed all significant newly issued accounting pronouncements and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future adoption.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B — LONG-TERM DEBT

	September 21, 2003		June 1, 2003
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility –
Construction Phase Loans	$—	$—	$—	$—
Term Loans	5,294	24,277	4,930	24,260
Bullet Loan	—	10,000	—	10,000
Revolving Credit Loan	—	—	—	—

	$5,294	$34,277	$4,930	$34,260

The portion payable after one year matures as follows:

	September 21, 2003	June 1, 2003
	(in thousands)
Period ending in 2005	$5,682	$5,295
2006	5,967	5,681
2007	5,376	5,344
2008	14,510	14,600
2009	2,347	2,920
Subsequent to 2009	395	420

	$34,277	$34,260

The Construction Draw Facility is an unsecured draw credit line that provides for borrowing of up to $55,000,000 to construct and open Golden Corral restaurants. As of September 21, 2003, the Company had cumulatively borrowed $39,500,000. The remaining $15,500,000, which is subject to a ¼ percent unused commitment fee, is available to be drawn before the Facility expires on September 1, 2005.

Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. All funds borrowed under the Facility as of September 21, 2003 have been converted to Term Loans. Fixed interest rates have been chosen for all of the Term Loans, the weighted average of which is 6.71 percent, and all of the Term Loans are being repaid in 84 equal monthly installments of principal and interest aggregating $595,000, expiring in various periods ranging from May 2006 through August 2010. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2005.

The Bullet Loan was added in December 2002 to refinance, on a long term basis, the $10,000,000 that had been outstanding as of June 2, 2002 on a Revolving Credit Loan. The Bullet Loan is secured by mortgages on the real property of six Golden Corral restaurants. It matures and is payable in one installment on December 31, 2007. Variable rated interest, currently ranging from 3.06 to 3.15 percent, is determined by adding 200 basis points to the London Interbank Offered Rate (LIBOR). At any time during the term of the loan, the Company has the option of

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B — LONG TERM DEBT (CONTINUED)

designating that the loan bear interest for the remainder of the term at a fixed rate equal to the lender’s cost of funds plus 200 basis points. Variable LIBOR based interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Fixed cost of funds based interest shall be payable monthly in arrears.

A $5,000,000 unsecured Revolving Credit Loan is in place that is intended to fund temporary working capital needs. The loan, none of which was outstanding as of September 21, 2003, is subject to a 30 consecutive day out-of-debt period each year. It matures on September 1, 2005. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a ¼ percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of September 21, 2003. Compensating balances are not required by these loan agreements.

NOTE C — LEASED PROPERTY

The Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of September 21, 2003, eleven of the Company’s 28 leased restaurant locations have been capitalized. Delivery equipment is also held under capitalized leases expiring during periods through 2009. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	September 21, 2003	June 1, 2003
	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,083	1,083

	7,389	7,389
Less accumulated amortization	(5,768)	(5,653)

	$1,621	$1,736

As of September 21, 2003, seventeen of the Company’s restaurant properties are occupied pursuant to operating leases, including three ground leases for Golden Corral restaurants. Two more Golden Corral ground leases have been entered into for restaurants to open respectively in January 2004 (currently under construction) and in calendar year 2005. In addition, a Big Boy restaurant is currently under construction on leased land that should open in January 2004. The operating lease table below includes scheduled payments for all three of these leases, even though payments will not begin until the restaurants open. The Company also occupies office space under an operating lease that expires during 2013, with renewal options available through 2023. Total rental expense of operating leases was $440,000 and $465,000 respectively, during the sixteen weeks ended September 21, 2003 and September 22, 2002.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C — LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending September 21,	Capitalized leases	Operating leases
	(in thousands)
2004	$934	$1,423
2005	859	1,314
2006	765	1,211
2007	536	1,047
2008	2,397	844
2009 to 2025	44	9,753

Total	5,535	$15,592

Amount representing interest	(1,414)

Present value of obligations	4,121
Portion due within one-year	(523)

Long-term obligations	$3,598

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

NOTE D — CAPITAL STOCK

2003 Stock Option and Incentive Plan

Shareholders approved the 2003 Stock Option and Incentive Plan (the “2003 Incentive Plan” or “Plan”) on October 6, 2003. The 2003 Incentive Plan provides for several forms of awards including stock options, stock appreciation rights, stock awards including restricted and unrestricted awards of stock, and performance awards. The Plan will continue in effect until terminated by the Board of Directors. Subject to adjustment for changes in capitalization, the maximum number of shares of common stock that the Plan may issue is 800,000. The Plan provides that the total number of shares of common stock covered by options plus the number of stock appreciation rights granted to any one individual may not exceed 80,000 during any fiscal year. Additionally, no more than 80,000 shares of common stock may be issued in payment of performance awards denominated in shares, and no more than $1,000,000 in cash (or fair market value, if paid in shares) may be paid pursuant to performance awards denominated in dollars, granted to any one individual during any fiscal year if the awards are intended to qualify as performance based compensation. Employees of the Company and non-employee directors of the Company are eligible to be selected to participate in the Plan. Participation is based on selection by the Compensation Committee (the Committee) of the Board of Directors. Although there is no limit to the number of participants in the Plan, there are approximately 40 persons currently participating in the Plan.

Options to purchase shares of the Company’s common stock permit the holder to purchase a fixed number of shares at a fixed price. When options are granted, the Committee determines the number of shares subject to the option, the term of the option which may not exceed 10 years, the time or times when the option will become exercisable and the price per share that a participant must pay to exercise the option. No option will be granted with an exercise price that is less than 100 percent of fair market value on the date of the grant.

Stock appreciation rights (SAR’s) are rights to receive payment, in cash, shares of common stock or a combination of the two, equal to the excess of (1) the fair market value of a share of common stock on the date of exercise over (2) the price per share of common stock established in connection with the grant of the SAR (the reference price). The reference price must be at least 100 percent of the common stock’s fair market value on the date the SAR is granted. SAR’s may be granted by the Committee in its discretion to any participant, and may have terms no longer than 10 years.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D — CAPITAL STOCK (CONTINUED)

Stock awards are grants of shares of common stock that may be restricted (subject to a holding period or other conditions) or unrestricted. The committee determines the amounts, vesting, if any, terms and conditions of the awards, including the price to be paid, if any, for restricted awards and any contingencies related to the attainment of specified performance goals or continued employment or service.

The Committee may also grant performance awards to participants. Performance awards are the right to receive cash, common stock or both, at the end of a specified performance period, subject to satisfaction of the performance criteria and any vesting conditions established for the award.

Other Stock Option Plans

The 1993 Stock Option Plan is not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for stock dividends paid in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. As of September 21, 2003, 87,204 shares remained available to be optioned. Of the 475,228 cumulative shares optioned to date, 359,324 remain outstanding as of September 21, 2003.

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

The 1984 Stock Option Plan expired May 8, 1994. The final 14,090 outstanding options expired during the sixteen weeks ended September 21, 2003, 10 years from the date originally granted.

The changes in outstanding and exercisable options involving both the 1993 and the 1984 Plans are summarized below:

	Sixteen weeks ended
	September 21, 2003		September 22, 2002
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share
Outstanding at beginning of year	321,665	$13.96	284,220	$12.08
Granted during the sixteen weeks	84,000	$18.87	83,500	$19.39
Exercised during the sixteen weeks	31,751	$11.29	9,574	$11.19
Expired during the sixteen weeks	14,090	$14.38	14,398	$17.05
Forfeited during the sixteen weeks	500	$17.17	—	—

Outstanding at end of quarter	359,324	$15.32	343,748	$13.68

Exercisable at beginning of year	233,156	$13.21	209,131	$12.14

Exercisable at end of quarter	226,813	$13.62	216,855	$11.66

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D — CAPITAL STOCK (CONTINUED)

Stock options outstanding and exercisable as of September 21, 2003 for the 1993 and 1984 Plans are as follows:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $12.00	96,732	$10.44	6.48 years
$12.01 to $16.00	89,756	$13.47	7.40 years
$16.01 to $19.78	172,836	$19.02	9.25 years

$ 8.31 to $19.78	359,324	$15.32	8.04 years

Exercisable:
$ 8.31 to $12.00	96,732	$10.44	—
$12.01 to $16.00	76,581	$13.47	—
$16.01 to $19.78	53,500	$19.59	—

$ 8.31 to $19.78	226,813	$13.62	—

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2003 (latest available data), 44,571 shares were held by employees pursuant to the provisions of the Plan.

A total of 58,492 common shares were reserved for issuance under the non-qualified Executive Savings Plan when it was established in 1993. As of September 21, 2003, 49,374 shares remained in the reserve, including 7,389 shares allocated but not issued to participants.

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

The Company’s treasury holds an additional 1,330,736 shares of the Company’s common stock, including 1,142,966 shares acquired in August 1997 pursuant to the terms of a modified “Dutch Auction” self-tender offer.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
September 21, 2003	4,964,226	$.66	103,397	5,067,623	$.65
September 22, 2002	4,914,655.59		95,504	5,010,159.58

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E — PENSION PLANS

The changes in the benefit obligations for the two qualified defined benefit plans that the Company sponsors (see Note A – Accounting Policies) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (collectively, the “Plans”) are computed as follows for the years ended June 1, 2003 and June 2, 2002 (latest available data):

	(in thousands)
	2003	2002
Projected benefit obligation at beginning of year	$16,510	$14,380
Service cost	1,408	1,275
Interest cost	1,165	1,012
Actuarial loss	2,385	1,013
Benefits paid	(743)	(1,170)

Projected benefit obligation at end of year	$20,725	$16,510

The changes in the Plans’ assets are computed as follows for the years ended June 1, 2003 and June 2, 2002 (latest available data):

	(in thousands)
	2003	2002
Fair value of plan assets at beginning of year	$18,044	$19,987
Actual return (loss) on plan assets	(299)	(1,357)
Employer contributions	1,795	785
Benefits paid	(912)	(1,371)

Fair value of plan assets at end of year	$18,628	$18,044

The following table sets forth the Plans’ funded status and amounts recognized on the Company’s balance sheet as of June 1, 2003 and June 2, 2002 (latest available data):

	(in thousands)
	2003	2002
Funded status	$(2,097)	$1,534
Unrecognized net actuarial loss	4,583	404
Unrecognized prior service cost	318	388

Prepaid benefit cost	$2,804	$2,326

The weighted average actuarial assumptions used were:

	As of
	June 1, 2003	June 2, 2002
Weighted average discount rate	6.50%	7.25%
Weighted average rate of compensation increase	5.50%	5.50%
Weighted average expected long-term rate of return on plan assets	8.50%	8.50%

Net periodic pension cost for the above described Plans during the sixteen weeks ended September 21, 2003 and September 22, 2002 was $610,000 and $419,000, respectively. Contributions to the Plans are expected to exceed $2,600,000 during fiscal 2004.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Note A — Accounting Policies) was $154,000 and $144,000 respectively, during the sixteen weeks ended September 21, 2003 and September 22, 2002. Fiscal 2004’s contribution to the Non Deferred Cash Balance Plan is currently estimated at $500,000.

Other retirement plan costs, principally the 401(k) plans sponsored by the Company, amounted to $54,000 and $54,000 respectively, during the sixteen weeks ended September 21, 2003 and September 22, 2002.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F — SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	Sixteen weeks ended
	September 21, 2003	September 22, 2002
	(in thousands)
Sales
Big Boy	$53,169	$50,729
Golden Corral	23,868	18,973

	$77,037	$69,702

Earnings before income taxes
Big Boy	$6,669	$5,609
Impairment of assets	—	666
Opening expense	(23)	(51)

Total Big Boy	6,646	6,224

Golden Corral	1,339	1,008
Opening expense	(411)	(267)

Total Golden Corral	928	741

Administrative expense	(2,147)	(2,046)
Interest expense	(734)	(833)
Other — net	366	402

Total Corporate Items	(2,515)	(2,477)

	$5,059	$4,488

Depreciation and amortization
Big Boy	$2,266	$2,519
Golden Corral	1,062	788

	$3,328	$3,307

Capital expenditures
Big Boy	$1,735	$2,140
Golden Corral	5,320	3,524

	$7,055	$5,664

	As of
	September 21, 2003	June 1, 2003
Identifiable assets
Big Boy	$80,110	$77,564
Golden Corral	62,870	61,072

	$142,980	$138,636

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G — CONTINGENCIES

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) On July 30, 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees, and costs it claims is owed by the Company under the construction contract. The Company denies the claim and has filed a counterclaim against the general contractor alleging defective construction and claiming damages, lost profits, interest and costs in excess of $1,000,000. The Company is vigorously prosecuting this claim and believes that it will ultimately prevail.

On August 29, 2002, the Company filed a separate lawsuit against the architect that designed the defective building alleging negligent design and claiming damages, lost profits, interest and costs in excess of $2,500,000. In July 2003, the Company resolved all claims, counterclaims and cross claims against the trial court defendants, including the architect and the architect’s structural engineering consultant. The defendants agreed to pay the Company the sum of $1,700,000 in full and final settlement of all claims.

Since no assurances can ever be made regarding the outcome of any litigation, only the cost of constructing the defective building (including the cost to raze it), totaling approximately $1,723,000, was carried on the consolidated balance sheet as of June 1, 2003 in “Long-term receivables.” The balance was reduced to zero as of September 21, 2003, reflecting receipt of the settlement.

NOTE H — RELATED PARTY TRANSACTIONS

A Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary.

The total paid to the Company by these three restaurants amounted to $1,340,000 and $1,273,000 respectively, during the sixteen weeks ended September 21, 2003 and September 22, 2002. The amount owed to the Company from these restaurants was $32,000 and $41,000 respectively, as of September 21, 2003 and June 1, 2003. Amounts due are always settled within 28 days of billing.

All related party transactions described herein were effected on substantially similar terms as transactions with persons having no relationship with the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s First Quarter of Fiscal 2004 consists of the sixteen weeks ended September 21, 2003, and compares with the sixteen weeks ended September 22, 2002, which constituted the First Quarter of Fiscal 2003. The first quarter of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains sixteen weeks whereas the following three quarters normally contain only twelve weeks each.

Total revenue for the First Quarter of Fiscal 2004 was a record $77,403,000, an increase of $7,299,000, or 10.4 percent above revenue for the First Quarter of Fiscal 2003. Net earnings for the First Quarter of Fiscal 2004 were a record $3,288,000, or diluted earnings per share (EPS) of $.65, compared to $2,917,000, or diluted EPS of $.58 in the First Quarter of Fiscal 2003.

Results for the first quarters of both years were positively impacted by favorable claims experience in the Company’s self insurance program. Self insurance reserves were lowered by $710,000 ($461,000 net after income tax, or $.09 diluted EPS) in the First Quarter of Fiscal 2004, while the First Quarter of Fiscal 2003 received the benefit of a $334,000 adjustment ($217,000 net after income tax, or $.04 diluted EPS).

The First Quarter of Fiscal 2003 also included a credit of $666,000 ($433,000 net after income tax, or $.09 diluted EPS) to reverse an impairment-of-assets charge originally recorded in fiscal 2001. The reversal resulted from the termination of a long term lease of a former Big Boy restaurant that had been written-off and accrued when the restaurant ceased operations in fiscal 2001.

The First Quarter of Fiscal 2003 was adversely affected by asset write-offs amounting to $673,000 ($437,000 net after income tax, or $.09 diluted EPS). These charges pertained principally to certain Big Boy restaurant building design costs that the Company abandoned, together with disposal costs for certain equipment removed from Golden Corral restaurants to make way for new “Great Steaks Buffet” equipment.

The Company’s revenues consist primarily of retail restaurant sales. Big Boy restaurant sales also include wholesale sales from the Company’s commissary to restaurants licensed to other Big Boy operators, the amounts of which total less than three percent of total revenue in the First Quarters of Fiscal 2004 and 2003. Total revenue also includes franchise and other fees, the amounts of which were not material to the First Quarters of Fiscal 2004 and 2003. References to sales or revenue in the discussion that follows refer to restaurant sales (including the minimal amounts of wholesale sales discussed above).

Results of Operations

Consolidated sales during the First Quarter of Fiscal 2004 reached a record $77,037,000, increasing $7,335,000, or 10.5 percent above sales for the First Quarter of Fiscal 2003. Golden Corral contributed $23,868,000 to the consolidated sales total in the First Quarter of Fiscal 2004, rising $4,895,000 or 25.8 percent above the First Quarter of Fiscal 2003. Big Boy sales were $53,169,000 in the First Quarter of Fiscal 2004, increasing $2,440,000 or 4.8 percent higher than the First Quarter of Fiscal 2003.

The Golden Corral sales increases were primarily the result of more restaurants in operation:

	First Quarter 2004	First Quarter 2003
In operation at beginning of year	20	16
Opened during the first quarter	2	2
In operation at end of first quarter	22	18
Total sales weeks	335	282

Between the beginning of fiscal 2003 and the end of the First Quarter of Fiscal 2004, a period of five fiscal quarters, six new Golden Corral restaurants have opened. During the First Quarter of Fiscal 2004, one new restaurant opened in both the Cincinnati and Cleveland markets. Three Golden Corral restaurants were under construction as of September 21, 2003. These three restaurants should open respectively in November 2003, December 2003, and

January 2004. Plans are currently underway to open the 26th Golden Corral restaurant before the end of fiscal 2004. Current plans also call for two more Golden Corrals to be under construction before fiscal 2004 ends on May 30, 2004.

Golden Corral same store sales increased 6.6 percent during the First Quarter of Fiscal 2004. The introduction of the “Great Steaks Buffet” in Golden Corral restaurants was completed during the second quarter of Fiscal 2003. The conversion of the hot bars allowed the Company to begin charging an extra dollar for the basic buffet. The “Great Steaks Buffet” concept features all-you-can-eat charbroiled steaks served on the buffet. No other Golden Corral menu price increases have been implemented during the last five fiscal quarters.

Following general industry practice, same store sales comparisons include only those restaurants that had been open for five full fiscal quarters prior to the start of the comparison periods. Accordingly, only fourteen restaurants are included in the 6.6 percent increase mentioned above, whereas a total of 22 Golden Corral restaurants were in operation at the end of the First Quarter of Fiscal 2004.

Same store sales in Big Boy restaurants increased 4.8 percent during the First Quarter of Fiscal 2004. Big Boy same store sales increases have been achieved in 23 of the last 24 quarters. The percentage increase in dining room sales during the First Quarter of Fiscal 2004 exceeded the increase in carryout and drive-thru sales, continuing a trend that was begun in the latter part of fiscal 2003. Big Boy same store sales increased 2.7 percent during the First Quarter of Fiscal 2003. The same store sales comparisons include average menu price increases of 1 percent implemented shortly before last year’s first quarter ended, 1.1 percent near the end of last year’s third quarter and 1.1 percent near the end of this year’s first quarter.

Since the beginning of Fiscal 2003, one new Big Boy restaurant has been opened that replaced a building upon the same site, while no restaurants were closed. The Company currently operates 88 Big Boy restaurants. Construction of two new Big Boy restaurants are now underway, one of which will relocate an existing restaurant to a superior site within the same neighborhood.

The percentages used in the following discussion about food cost, payroll and other operating costs are percentages of restaurant sales (as defined in a previous paragraph) rather than of total revenue.

	16 weeks 9/21/03			16 weeks 9/22/02
	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0
Food and Paper	34.0	31.6	39.5	32.4	30.3	38.1
Payroll and Related	33.6	34.8	31.0	34.7	35.7	32.0
Other Operating Costs (including opening costs)	20.2	18.7	23.4	21.6	20.6	24.0
Gross Profit	12.2	14.9	6.1	11.3	13.4	5.9

The higher food and paper cost percentages for the First Quarter of Fiscal 2004 are the result of higher commodity costs, especially beef and pork, in both the Big Boy and Golden Corral restaurant segments. The food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept. Menu price hikes, as discussed above, helped to counter the effects of the higher cost of food. This includes the effect of the higher price point from the “Great Steaks Buffet,” as the benefits of the concept continue to outweigh the increased cost of added beef consumption.

Self insured claims experience is reviewed annually during the first quarter. The assumptions used to measure these adjustments can be complex and sometimes require management to exercise considerable judgment. However, management does not consider the adjustments made during the annual review to be critical to the fair presentation of the Company’s financial condition or its results of operations for the fiscal year taken as a whole. Favorable claims experience allowed self insurance liabilities to be lowered by $710,000 during the First Quarter of Fiscal 2004 and by $334,000 in the First Quarter of Fiscal 2003.

Payroll and related cost percentages moved downward in the First Quarter of Fiscal 2004 for both the Big Boy and Golden Corral restaurant segments, even when the benefit of the self insurance reserve adjustments that were apportioned to payroll and related costs is excluded . Golden Corral’s higher price point from the “Great Steaks Buffet” was more than enough to counter the effects of slight increases in average pay rates and the number of hours worked. Golden Corral management continues its sharp focus on controlling the number of service hours worked. The combination of Big Boy’s same store sales increase and average pay rates moving lower during the First Quarter of Fiscal 2004, was more than enough to compensate for the effects of a significant increase in the number of hours worked in Big Boy restaurants.

In the near term, the Company believes it is unlikely that Federal legislation will be enacted to raise the minimum wage. However, if such legislation were to be enacted, the Company would counter the effects with higher menu prices, together with tighter payroll standards and a reduction in hours worked.

The fair value of the assets in the Company’s defined benefit pension plans has been adversely affected by poor returns on equity investments in recent years. The result has increased the Company’s pension expense after many years of steady, low costs. The net periodic pension cost (computed under Statement of Financial Accounting Standards No. 132) was $610,000 and $419,000 respectively, in the First Quarter of Fiscal 2004 and the First quarter of 2003. Net periodic pension cost for fiscal 2004 is currently projected at over $1,950,000. Contributions to these plans were $1,795,000 during Fiscal 2003. Fiscal 2004 contributions to the plans are expected to exceed $2,600,000.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. As most of these expenses tend to be more fixed in nature, same store sales increases cause these costs to be a lower percentage of sales, as reflected in the above table. The sharp reduction in percentages for the First Quarter of 2004 were largely due to certain write-offs recorded in the First Quarter of Fiscal 2003 for the cost of the abandoned design plans for the Big Boy prototype restaurant building that was introduced in Fiscal 2001, and for certain equipment removed from service to make way for new “Great Steaks Buffet” equipment in Golden Corral restaurants.

Results for the First Quarter of Fiscal 2003 were favorably affected by a credit taken to impairment of assets totaling $666,000 that resulted from the termination of a long term lease for a Big Boy restaurant that had been permanently closed in fiscal 2001. The credit included the cancellation and reversal of future lease obligations that had been written-off and accrued when the restaurant closed. No impairments of assets were recorded in the First Quarter of Fiscal 2004.

Administrative and advertising expense increased $305,000 during the First Quarter of Fiscal 2004, or 8.3 percent higher than the First Quarter of Fiscal 2003. The largest component of the increase is higher spending for advertising and marketing that is proportionate with higher sales levels, reflecting the Company’s long standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing. Another major component of the increase is the cost to litigate the matter of defective construction of a Golden Corral restaurant in Canton, Ohio.

Interest expense decreased $99,000 during the First Quarter of Fiscal 2004, or 11.9 percent lower than the First Quarter of Fiscal 2003. The decrease was caused by several factors. First, the average outstanding debt was lower throughout the First Quarter of Fiscal 2004. Also, capitalized interest was much higher during the First Quarter of Fiscal 2004. Finally, the weighted average fixed interest rate on the Company’s term loans has moved lower reflecting the mix of loans added during the last twelve months at rates lower than older higher rate loans, the principal of which is now amortizing much more rapidly. Significant payments against these installment loans should largely offset the effects of additional borrowing in Fiscal 2004.

The effective income tax rate as a percentage of pretax earnings was estimated at 35 percent in the First Quarters of both Fiscal 2004 and 2003. These rates have been kept consistently low through the Company’s use of tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. To a lesser degree, the Company also uses the federal Work Opportunity Tax Credit (WOTC). WOTC is currently scheduled to expire on December 31, 2003, unless Congress moves to extend it once again. No significant change in the effective tax rate is expected if WOTC is not extended.

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

Liquidity and Capital Resources

The Company has historically maintained a strategic negative working capital position, a common practice in the restaurant industry. The working capital deficit was $13,741,000 as of September 21, 2003. The working capital deficit is expected to increase over the next few years at a modest, manageable pace as construction debt is prudently increased to supplement the use of internally generated cash to finance expansion plans. As of September 21, 2003, $39,500,000 had been cumulatively borrowed against the Company’s $55,000,000 Construction Draw Credit Facility, leaving $15,500,000 available to be drawn upon before the availability of draws is scheduled to expire on September 1, 2005.

Since substantially all of the Company’s retail sales are derived from cash and credit cards, and significant, predictable cash flows are provided by operations (see the following paragraph), the deployment of a negative working capital strategy should not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments shown in the following table. Additionally, a $5,000,000 working capital revolving line of credit (currently unused) is readily available if needed.

Aggregated Information about Contractual Obligations and Commercial Commitments

September 21, 2003

	Payments due by period (in thousands)
	Total	1 year	year 2	year 3	year 4	year 5	more than 5 years
Long-Term Debt	39,571	5,294	5,682	5,967	5,376	14,510	2,742
Rent due under Capital Lease Obligations	5,535	934	859	765	536	2,397	44
[1] Rent due under Operating Leases	15,592	1,423	1,314	1,211	1,047	844	9,753
Unconditional Purchase Obligations	15,992	14,783	1,166	43
Other Long-Term Obligations	None
Total Contractual Cash Obligations	76,690	22,434	9,021	7,986	6,959	17,751	12,539

[1]	Not included are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $52 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or re-sublet the properties.

Operating cash flows were $7,155,000 in the First Quarter of Fiscal 2004. In addition to servicing debt, these cash flows were utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

Investing activities in the First Quarter of Fiscal 2004 included $7,055,000 in capital costs. The capital spending includes $5,320,000 for Golden Corral restaurants, principally for new restaurant construction and site acquisitions. Also included in the capital costs was $1,735,000 spent on Big Boy restaurants, consisting of new restaurant construction, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays. Also included in investing activities is the recovery of $1,700,000 received in settlement of certain litigation relating to defective construction of a Golden Corral restaurant.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Three Golden Corral restaurants have been built on leased land. In addition, the Company has entered into two more ground leases for future development (one of which is currently under construction) of Golden Corral restaurants. In addition, a Big Boy restaurant is currently under construction on leased land. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended.

Financing activities in the First Quarter of Fiscal 2004 included $2,000,000 of new debt borrowed against the Company’s credit lines. Scheduled and other payments of long-term debt and capital lease obligations amounted to $1,743,000 during the First Quarter of Fiscal 2004. Regular quarterly cash dividends paid to shareholders totaled $446,000. Dividends declared but not paid as of September 21, 2003 totaled $549,000. The Company expects to continue its 43 year practice of paying regular quarterly cash dividends.

No shares have been acquired under the Company’s current stock repurchase program, which authorizes the repurchase of up to 500,000 shares of the Company’s common stock through October 2004. The current price at which shares of the Company’s common stock are being traded does not warrant the utilization of the program.

Proceeds of $358,000 were received during the First Quarter of Fiscal 2004 from employees who acquired 31,800 shares of the Company’s common stock through exercise of stock options granted by the Company’s 1993 Stock Option Plan. As of September 21, 2003, 359,000 shares remain outstanding and 87,000 are available to be optioned. Shareholders approved the 2003 Stock Option and Incentive Plan in October 2003. The maximum number of shares that the new Plan may issue is 800,000.

The Company’s development agreements with Golden Corral Franchising Systems, Inc. call for opening 41 Golden Corral restaurants by December 31, 2007. The Company is in compliance with the development agreements, as modified. Twenty-two restaurants were in operation as of September 21, 2003, including two that opened in the First Quarter of Fiscal 2003. Current plans call for four additional restaurants to open by the end of fiscal 2004, three of which were under construction as of September 21, 2003. Costs remaining to complete construction of these three restaurants were estimated at $3,945,000 as of September 21, 2003. On average, the cost to build and equip each Golden Corral restaurant is approximately $3,000,000, including land.

A Golden Corral restaurant that opened in January 2003 was the replacement of a defective restaurant building in Canton, Ohio. The defective building had originally been expected to be placed in service in September 2001. Its construction was halted in August 2001 when structural defects were discovered. The Company asserted claims against certain firms with which the Company had contracted for the design, engineering and construction of the defective building. Claims against the architect and the architect’s structural engineering consultant were resolved in July 2003. The defendants agreed to pay the Company $1,700,000 as a full settlement. Receipt of the settlement funds was sufficient to recover all construction costs incurred, including the cost to raze the defective building. The Company continues to prosecute the balance of its claim against the general contractor that built the building.

Construction of two Big Boy restaurants is now underway, one of which is on leased land. Costs remaining to complete construction of these two restaurants were estimated at $3,774,000 as of September 21, 2003. The approximate cost to build and equip a new Big Boy restaurant ranges from $2,300,000 to $2,800,000, depending on land cost. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year. The cost of the fiscal 2004 remodeling program is estimated at $1,325,000, approximately $1,017,000 of which remains to be spent over the remainder of fiscal 2004. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

The Company is currently executing a plan to replace its headquarters legacy information systems with an integrated enterprise system. The installation of the system is expected to be completed in September of 2004. The total cost to install the system is estimated at $4,300,000. Costs remaining to complete the project are estimated at $2,800,000 as of September 21, 2003.

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

The Company’s chief executive officer (CEO) and chief financial officer (CFO) have reviewed and evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this Quarterly Report on Form 10-Q. Their evaluation concluded that the Company’s disclosure controls and procedures were effective in providing assurance that required information had been identified and disclosed accordingly in this Quarterly Report on Form 10-Q for the quarter ended September 21, 2003.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the evaluation by the CEO and CFO, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a) Frisch’s (“Company”) is the owner of a Golden Corral Restaurant located in North Canton, Ohio. In 2001, Frisch’s general contractor, Fortney & Weygandt, Inc. (“Fortney”) constructed a Golden Corral Restaurant at the original location on the North Canton site. Complicated geological conditions at the site required that the restaurant be built on a structural slab (platform), which rested upon driven piles. The foundation system for the building had been designed by a Houston, Texas engineering firm, Maverick Engineering, Inc. (“Maverick”). Maverick was a subcontractor to Frisch’s architect of record, LMH&T.

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

On August 29, 2002, the Company filed a lawsuit in the Stark County (Ohio) Court of Common Pleas against its former architect, LMH&T. LMH&T brought into the lawsuit its structural engineering consultant, Maverick, as well as the Company’s soils consultant, Cowherd Banner Carlson Engineering (“CBC”). The lawsuit alleged negligent design as a causal factor in the demise of the original structure, and sought damages including lost profits, interest, and costs, to exceed Two Million Five Hundred Thousand Dollars ($2,500,000.00).

In July of 2003, the Company resolved all claims, counterclaims, and cross-claims, against and involving the trial court defendants. The trial court defendants, including LMH&T and Maverick, agreed to pay to the Company the sum of One Million Seven Hundred Thousand Dollars ($1,700,000.00) in full and final settlement of all claims. The sum was received in full by the Company before the quarter ended September 21, 2003.

The resolution between the Company and the trial court defendants (design team) is separate and apart from the dispute between Fortney and the Company, which is before the American Arbitration Association. In that action, Fortney continues to seek recovery of Two Hundred Ninety-Three Thousand Six Hundred Thirty-Eight Dollars ($293,638.00), plus interest, fees, and costs. The Company continues to seek the balance of its claim from Fortney.

(b) From time to time, the Company is subject to various claims and suits in the ordinary course of business. The Company does not believe that any ultimate liability for such claims will have a material impact on its earnings, cash flows or financial position.

ITEMS 2, 3, and 5, the answers to which are either “none” or “not applicable”, are omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The Annual Meeting of Shareholders was held on October 6, 2003.

b)	Directors elected on October 6, 2003 to serve until the 2005 annual meeting of shareholders:

Malcolm M. Knapp	Dale P. Brown	Daniel W. Geeding
Blanche F. Maier	Craig F. Maier

Directors whose terms continued after the meeting (serving until the 2004 annual meeting of shareholders):

Jack C. Maier	William J. Reik, Jr.
William A. Mauch	Lorrence T. Kellar

c)	The following matters were voted upon:

1)	Election of Directors to serve until the 2005 annual meeting of shareholders:

Name	For	Withheld Authority
Malcolm M. Knapp	4,262,888	340,783
Blanche F. Maier	4,289,153	314,518
Dale P. Brown	4,294,450	309,221
Craig F. Maier	4,291,773	311,898
Daniel W. Geeding	4,264,746	338,925

2)	Proposal to approve the 2003 Stock Option and Incentive Plan was approved. It received the following votes:

For	Against	Abstain	Not Voted
2,715,048	551,512	350,542	986,569

3)	Proposal to ratify the appointment of Grant Thornton LLP as independent auditors for the fiscal year commencing June 2, 2003 was approved. It received the following votes:

For	Against	Abstain
4,584,925	11,269	7,477

d)	Not applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

(3)	Articles of Incorporation and By-Laws

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

(10) (f) Exhibit (10) (d) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, being the Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000, is incorporated herein by reference. *

(10) (g) Exhibit (10) (h) to the Registrant’s Form 10-K Annual Report for 2003, being the Employment Agreement between the Registrant and Craig F. Maier effective June 2, 2003, is incorporated herein by reference. *

(10) (h) Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, being the Frisch’s Executive Savings Plan effective November 15, 1993, is incorporated herein by reference. *

(10) (i) Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, being the Frisch’s Executive Retirement Plan effective June 1, 1994, is incorporated herein by reference.*

(10) (j) Exhibit (10) (k) to the Registrant’s Form 10-K Annual Report for 2003, being Amendment No. 1 to Frisch’s Executive Retirement Plan effective January 1, 2000, is incorporated herein by reference. *

(10) (k) Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, being the 2003 Stock Option and Incentive Plan, is incorporated herein by reference. *

(10) (l) Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, being the Amended and Restated 1993 Stock Option Plan, is incorporated herein by reference. *

(10) (m) Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, being the Employee Stock Option Plan, is incorporated herein by reference. *

(10) (n) Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, being the Agreement between the Registrant and Craig F. Maier dated November 21, 1989, is incorporated herein by reference. *

(10) (o) Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, being Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000 is incorporated herein by reference, together with the Trust Agreement established by the Registrant between Firstar Bank, N.A. (Trustee)

(now known as US Bank) and Donald H. Walker (Grantor). There are identical Trust Agreements between Firstar Bank, N.A. (Trustee) (now known as US Bank) and Craig F. Maier, Paul F. McFarland, W. Gary King, Karen F. Maier, Ken C. Hull, Michael E. Conner, Todd M. Rion and certain other “highly compensated employees” (Grantors). *

(10) (p) Exhibit (10) (s) to the Registrant’s Form 10-K annual Report for 2003, being the Registrant’s Senior Executive Bonus Plan effective June 2, 2003, is incorporated herein by reference. *

* denotes compensatory plan or agreement

(15)	Letter re: unaudited interim financial statements, is filed herewith

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.1) Chief Executive Officer’s Certification, is filed herewith.

(31.2) Chief Financial Officer’s Certification, is filed herewith.

(32)	Section 1350 Certifications adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.1) Chief Executive Officer’s Certification, is filed herewith.

(32.2) Chief Financial Officer’s Certification, is filed herewith.

b) REPORTS ON FORM 8-K:

A Form 8-K was filed July 14, 2003 reporting under Item 12 the Registrant’s press release announcing financial results for the fiscal year ended June 1, 2003.

A Form 8-K was filed October 17, 2003 reporting under Item 12 the Registrant’s press release announcing financial results for the first quarter ended September 21, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC. (registrant)
DATE October 17, 2003

	BY	/s/ Donald H. Walker

Donald H. Walker Vice President – Finance, Treasurer and Principal Financial and Accounting Officer