Form 10-Q
period 2003-12-14
FRISCHS RESTAURANTS INC
filed 2004-01-13
CIK 39047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR QUARTER ENDED DECEMBER 14, 2003

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

YES ☒    NO ☐

The total number of shares outstanding of the issuer’s no par common stock, as of December 26, 2003 was: 5,015,990

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Twenty-eight weeks ended		Twelve weeks ended
	December 14, 2003	December 15, 2002	December 14, 2003	December 15, 2002
Revenue
Sales	$137,128,770	$124,212,734	$60,091,494	$54,510,693
Other	658,135	695,332	292,366	293,103

Total revenue	137,786,905	124,908,066	60,383,860	54,803,796
Costs and expenses
Cost of sales
Food and paper	46,495,688	40,060,755	20,290,257	17,465,019
Payroll and related	46,345,476	43,096,681	20,458,182	18,926,107
Other operating costs	27,879,171	26,436,898	12,319,982	11,408,218

	120,720,335	109,594,334	53,068,421	47,799,344
Administrative and advertising	6,914,684	6,486,594	2,956,241	2,832,814
Impairment of long lived assets	—	(665,729)	—	—
Interest	1,316,295	1,480,211	582,628	647,175

Total costs and expenses	128,951,314	116,895,410	56,607,290	51,279,333

Earnings before income taxes	8,835,591	8,012,656	3,776,570	3,524,463
Income taxes	3,137,000	2,885,000	1,366,000	1,314,000

NET EARNINGS	$5,698,591	$5,127,656	$2,410,570	$2,210,463

Earnings per share (EPS) of common stock:
Basic net earnings per share	$1.15	$1.04	$.48	$.45

Diluted net earnings per share	$1.12	$1.02	$.47	$.44

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	December 14, 2003	June 1, 2003
	(unaudited)
Current Assets
Cash	$1,424,263	$1,133,443
Receivables
Trade	871,605	955,282
Other	409,940	321,474
Inventories	3,953,590	3,825,259
Prepaid expenses and sundry deposits	1,679,945	2,619,424
Prepaid and deferred income taxes	954,102	954,102

Total current assets	9,293,445	9,808,984
Property and Equipment
Land and improvements	47,566,953	44,015,900
Buildings	73,161,684	66,715,480
Equipment and fixtures	74,179,623	69,671,202
Leasehold improvements and buildings on leased land	17,530,815	17,346,463
Capitalized leases	7,388,580	7,388,580
Construction in progress	5,848,838	6,184,653

	225,676,493	211,322,278
Less accumulated depreciation and amortization	99,602,094	94,554,520

Net property and equipment	126,074,399	116,767,758
Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,136,764	1,087,691
Investments in land	1,379,192	1,400,905
Property held for sale	1,365,521	1,401,021
Long-term receivables	396,086	2,135,233
Net cash surrender value-life insurance policies	4,398,715	3,884,230
Other	2,450,117	1,409,929

Total other assets	11,867,039	12,059,653

	$147,234,883	$138,636,395

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 14, 2003	June 1, 2003
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$5,554,093	$4,929,631
Obligations under capitalized leases	519,220	515,599
Self insurance	1,274,742	1,064,289
Accounts payable	12,419,704	9,473,827
Accrued expenses	6,926,896	7,407,432
Income taxes	1,318,802	355,682

Total current liabilities	28,013,457	23,746,460
Long-Term Obligations
Long-term debt	34,224,993	34,260,347
Obligations under capitalized leases	3,474,992	3,729,904
Self insurance	2,192,995	2,816,843
Deferred income taxes	1,900,234	1,900,234
Deferred compensation and other	2,521,281	2,416,881

Total long-term obligations	44,314,495	45,124,209
Commitments	—	—
Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,476,012 and 7,420,763 shares - stated value - $1	7,476,012	7,420,763
Additional contributed capital	61,734,817	60,926,377

	69,210,829	68,347,140
Retained earnings	38,643,437	34,490,774

	107,854,266	102,837,914
Less cost of treasury stock (2,460,022 and 2,469,345 shares)	32,947,335	33,072,188

Total shareholders’ equity	74,906,931	69,765,726

	$147,234,883	$138,636,395

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders' Equity

Twenty-eight weeks ended December 14, 2003 and December 15, 2002

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at June 2, 2002	7,385,107	60,496,396	26,487,596	(33,139,171)	61,229,928
Net earnings for twenty-eight weeks	—	—	5,127,656	—	5,127,656
Treasury shares reissued	—	19,038	—	40,197	59,235
Stock options exercised (including tax benefit)	17,740	220,190	—	—	237,930
Employee stock purchase plan	—	(23,573)	—	—	(23,573)
Cash dividends - $.27 per share	—	—	(1,328,912)	—	(1,328,912)

Balance at December 15, 2002	7,402,847	60,712,051	30,286,340	(33,098,974)	65,302,264
Net earnings for twenty-four weeks	—	—	4,649,939	—	4,649,939
Treasury shares reissued	—	—	—	26,786	26,786
Stock options exercised (including tax benefit)	17,916	239,199	—	—	257,115
Employee stock purchase plan	—	(24,873)	—	—	(24,873)
Cash dividends - $.09 per share	—	—	(445,505)	—	(445,505)

Balance at June 1, 2003	7,420,763	60,926,377	34,490,774	(33,072,188)	69,765,726
Net earnings for twenty-eight weeks	—	—	5,698,591	—	5,698,591
Treasury shares reissued	—	30,993	—	124,853	155,846
Stock options exercised (including tax benefit)	55,249	819,331	—	—	874,580
Employee stock purchase plan	—	(41,884)	—	—	(41,884)
Cash dividends - $.31 per share	—	—	(1,545,928)	—	(1,545,928)

Balance at December 14, 2003	$7,476,012	$61,734,817	$38,643,437	($32,947,335)	$74,906,931

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Twenty-eight weeks ended December 14, 2003 and December 15, 2002

(unaudited)

	2003	2002
Cash flows provided by (used in) operating activities:
Net earnings	$5,698,591	$5,127,656
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	5,735,769	5,847,486
Impairment gain of long lived assets	—	(665,729)
Loss on disposition of assets	213,750	605,735

	11,648,110	10,915,148
Changes in assets and liabilities:
Accounts receivable	(4,789)	(250,377)
Inventories	(128,331)	(355,411)
Prepaid expenses and sundry deposits	939,479	(1,334,751)
Accounts payable	2,394,118	989,431
Accrued expenses	(480,536)	(250,608)
Accrued income taxes	963,120	931,471
Other assets	(939,133)	1,527,761
Self insured obligations	(413,395)	(139,719)
Other liabilities	104,400	184,372

	2,434,933	1,302,169

Net cash provided by operating activities	14,083,043	12,217,317
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(15,145,154)	(11,825,212)
Proceeds from disposition of property	10,208	491,509
Change in other assets	1,010,533	(129,081)

Net cash (used in) investing activities	(14,124,413)	(11,462,784)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	3,500,000	4,000,000
Payment of long-term debt and capital lease obligations	(3,162,183)	(3,080,110)
Cash dividends paid	(994,169)	(885,077)
Treasury share transactions-net	155,846	59,235
Employee stock purchase plan	(41,884)	(23,573)
Stock options exercised (including tax benefit)	874,580	237,930

Net cash provided by (used in) financing activities	332,190	308,405

Net increase in cash and equivalents	290,820	1,062,938
Cash and equivalents at beginning of year	1,133,443	670,726

Cash and equivalents at end of quarter	$1,424,263	$1,733,664

Supplemental disclosures:
Interest paid	$1,492,159	$1,614,417
Income taxes paid (net of refunds, if any)	1,910,980	1,938,265
Dividends declared but not paid	551,759	443,835

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Second Quarter Fiscal 2004, Ended December 14, 2003

NOTE A – ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of December 14, 2003 and June 1, 2003. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for buildings or components thereof and 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Interest on borrowings is capitalized during active construction periods of major capital projects. Capitalized interest was $159,000 and $87,000 respectively, for the 28 weeks ended December 14, 2003 and December 15, 2002, and was $83,000 and $40,000 respectively, for the twelve weeks ended December 14, 2003 and December 15, 2002. The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of December 14, 2003 totaled approximately $4,761,000, consisting of $2,514,000 for two Golden Corral restaurants and $2,247,000 for two Big Boy restaurants. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

On June 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 superseded SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The adoption of SFAS 144 did not cause the Company’s primary indicators of impairment to be materially altered and therefore did not have any material impact on the Company’s balance sheet, operating results or cash flows. Under SFAS 144, the Company considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment. Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or the Company’s past experience in disposing of unprofitable restaurant properties. Management believes that this policy is the Company’s only critical accounting policy because of its potential for significant impact on the financial condition and results of the Company’s operations.

During last year’s first quarter that ended September 22, 2002, a credit of $666,000 was taken to impairment of assets. The credit resulted from the termination of the long-term lease for a former Big Boy restaurant location. The restaurant had been permanently closed in fiscal 2001 because of cash flow losses, at which time a non-cash pretax impairment charge of $1,075,000 was recorded. The charge included a write-off of future lease obligations.

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

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of December 14, 2003 and June 1, 2003, the carrying amount of goodwill acquired in prior years was $741,000, which is net of $308,000 amortized in prior years.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $64,000 per year in each of the next five years for the 24 Golden Corral restaurants in operation as of December 14, 2003. Amortization for the 28 weeks ended December 14, 2003 and December 15, 2002 was $31,000 and $25,000 respectively, and was $14,000 and $10,000 respectively, for the twelve weeks ended December 14, 2003 and December 15, 2002. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	December 14, 2003	June 1, 2003
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$960	$800
Less accumulated amortization	(143)	(113)

Carrying amount of Golden Corral initial franchise fees subject to amortization	817	687
Current portion of Golden Corral initial franchise fees subject to amortization	(64)	(53)
Golden Corral fees not yet subject to amortization	215	285
Total other intangible assets	169	169

	$1,137	$1,088

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

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for the 28 weeks ended December 14, 2003 and December 15, 2002 were $947,000 ($887,000 for Golden Corral and $60,000 for Big Boy) and $635,000 ($550,000 for Golden Corral and $85,000 for Big Boy), respectively. For the twelve weeks ended December 14, 2003 and December 15, 2002, opening expenses were $513,000 ($476,000 for Golden Corral and $37,000 for Big Boy) and $317,000 ($283,000 for Golden Corral and $34,000 for Big Boy), respectively.

Benefit Plans

The Company has two qualified defined benefit pension plans covering all of its eligible employees. (Hourly restaurant employees hired after December 31, 1998 are ineligible to enter the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan with a matching 40% employer cash contribution.) Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. In addition, the Company has an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that provides a supplemental retirement benefit to the executive officers of the Company and certain other “highly compensated employees” whose benefits under the qualified plans are reduced when their compensation exceeds Internal Revenue Code imposed limitations or when elective salary deferrals are made to the Company’s non-qualified Executive Savings Plan. Prepaid pension benefit costs (see Note E – Pension Plans) and Executive Savings Plan assets are the principal components of “Other long-term assets” on the balance sheet.

Commencing in the year 2000, the executive officers of the Company and certain other “highly compensated employees” began receiving comparable pension benefits through a non-qualified Non Deferred Cash Balance Plan instead of accruing additional benefits under the qualified defined benefit pension plans and the SERP. (Also see Note E – Pension Plans.)

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $250,000 per claim. Initial self insurance liabilities are accrued based on prior claims history. An annual review of claims experience is performed during the first quarter of ensuing fiscal years and adjustments are made to the self insurance liabilities to more closely reflect annual claims experience. Favorable claims experience allowed reserves to be lowered by $710,000 and $334,000 respectively, during the first quarters of fiscal years 2004 and 2003.

As of December 14, 2003, the Company had two outstanding letters of credit totaling $264,000 in support of its self-insurance program.

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

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” No stock based employee compensation cost is included in net income, as all options granted during the periods presented herein had an exercise price equal to the market value of the stock on the date of the grant. In accordance with Statement of Financial Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure,” the following table presents the effect on net income and earnings per share if the Company had accounted for stock options using the fair value recognition provisions of SFAS 123:

	28 weeks ended		12 weeks ended
	Dec. 14, 2003	Dec. 15, 2002	Dec. 14, 2003	Dec. 15, 2002
	(in thousands, except per share data)
Net Income, as reported	$5,699	$5,128	$2,411	$2,210
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	180	191	91	96

Pro forma net income	$5,519	$4,937	$2,320	$2,114

Earnings per share
Basic – as reported	$1.15	$1.04	$.48	$.45
Basic – pro forma	$1.11	$1.00	$.46	$.43
Diluted – as reported	$1.12	$1.02	$.47	$.44
Diluted – pro forma	$1.08	$.99	$.45	$.42

(a)	For a summary of options granted, refer to the stock option section of Note D – Capital Stock.

The estimated total stock-based employee compensation expense was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	28 weeks ended		12 weeks ended
	Dec. 14, 2003	Dec. 15, 2002	Dec. 14, 2003	Dec. 15, 2002
Dividend yield	1.87%	1.87%	1.87%	1.87%
Expected volatility	27%	28%	27%	28%
Risk free interest rate	2.57%	3.67%	2.94%	3.67%
Expected lives	5 years	5 years	5 years	5 years
Weighted average fair value of options granted	$4.32	$4.95	$5.80	$4.23

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

NOTE B - LONG-TERM DEBT

	December 14, 2003		June 1, 2003
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$—	$—	$—
Term Loans	5,554	24,225	4,930	24,260
Bullet Loan	—	10,000	—	10,000
Revolving Credit Loan	—	—	—	—

	$5,554	$34,225	$4,930	$34,260

The portion payable after one year matures as follows:

	December 14, 2003	June 1, 2003
	(in thousands)
Period ending in 2005	$5,973	$5,295
2006	6,183	5,681
2007	5,332	5,344
2008	14,250	14,600
2009	1,997	2,920
Subsequent to 2009	490	420

	$34,225	$34,260

The Construction Draw Facility is an unsecured draw credit line that provides for borrowing of up to $55,000,000 to construct and open Golden Corral restaurants. As of December 14, 2003, the Company had cumulatively borrowed $41,000,000. The remaining $14,000,000, which is subject to a ¼ percent unused commitment fee, is available to be drawn before the Facility expires on September 1, 2005.

Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. All funds borrowed under the Facility as of December 14, 2003 have been converted to Term Loans. Fixed interest rates have been chosen for all of the Term Loans, the weighted average of which is 6.62 percent, and all of the Term Loans are being repaid in 84 equal monthly installments of principal and interest aggregating $616,000, expiring in various periods ranging from May 2006 through January 2011. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2005.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – LONG TERM DEBT (CONTINUED)

The Bullet Loan was added in December 2002 to refinance, on a long term basis, the $10,000,000 that had been outstanding as of June 2, 2002 on a Revolving Credit Loan. The Bullet Loan is secured by mortgages on the real property of six Golden Corral restaurants. It matures and is payable in one installment on December 31, 2007. Variable rated interest, currently ranging from 3.13 to 3.18 percent, is determined by adding 200 basis points to the London Interbank Offered Rate (LIBOR). At any time during the term of the loan, the Company has the option of designating that the loan bear interest for the remainder of the term at a fixed rate equal to the lender’s cost of funds plus 200 basis points. Variable LIBOR based interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Fixed cost of funds based interest shall be payable monthly in arrears.

A $5,000,000 unsecured Revolving Credit Loan is in place that is intended to fund temporary working capital needs. The loan, none of which was outstanding as of December 14, 2003, is subject to a 30 consecutive day out-of-debt period each year. It matures on September 1, 2005. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a ¼ percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of December 14, 2003. Compensating balances are not required by these loan agreements.

NOTE C - LEASED PROPERTY

The Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of December 14, 2003, eleven of the Company’s 28 leased restaurant locations have been capitalized. Delivery equipment is also held under capitalized leases expiring during periods through 2009. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	December 14, 2003	June 1, 2003
	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,083	1,083

	7,389	7,389
Less accumulated amortization	(5,884)	(5,653)

	$1,505	$1,736

As of December 14, 2003, seventeen of the Company’s restaurant properties are occupied pursuant to operating leases, including three ground leases for Golden Corral restaurants. Two more Golden Corral ground leases have been entered into for restaurants to open respectively in January 2004 (currently under construction) and in calendar year 2005. In addition, a Big Boy restaurant is currently under construction on leased land that should open in January 2004. The operating lease table below includes scheduled payments for all three of these leases, even though payments will not begin until the restaurants open. The Company also occupies office space under an operating lease that expires during 2013, with renewal options available through 2023. Total rental expense of operating leases was $773,000 and $814,000 respectively, for the 28 weeks ended December 14, 2003 and December 15, 2002, and was $333,000 and $349,000 respectively, during the twelve weeks ended December 14, 2003 and December 15, 2002.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending December 14,	Capitalized leases	Operating leases
	(in thousands)
2004	$917	$1,480
2005	850	1,269
2006	695	1,163
2007	2,696	986
2008	108	820
2009 to 2025	34	9,563

Total	5,300	$15,281

Amount representing interest	(1,306)

Present value of obligations	3,994
Portion due within one-year	(519)

Long-term obligations	$3,475

Not included in the above table are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $51,000 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or sub-let the properties.

NOTE D - CAPITAL STOCK

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

Options to purchase shares of the Company’s common stock permit the holder to purchase a fixed number of shares at a fixed price. When options are granted, the Committee determines the number of shares subject to the option, the term of the option which may not exceed ten years, the time or times when the option will become exercisable and the price per share that a participant must pay to exercise the option. No option will be granted with an exercise price that is less than 100 percent of fair market value on the date of the grant.

Stock appreciation rights (SAR’s) are rights to receive payment, in cash, shares of common stock or a combination of the two, equal to the excess of (1) the fair market value of a share of common stock on the date of exercise over (2) the price per share of common stock established in connection with the grant of the SAR (the reference price). The reference price must be at least 100 percent of the common stock’s fair market value on the date the SAR is

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - CAPITAL STOCK (CONTINUED)

granted. SAR’s may be granted by the Committee in its discretion to any participant, and may have terms no longer than ten years.

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

As of December 14, 2003, no awards (meaning any form of stock option, stock appreciation right, restricted stock award, unrestricted stock award or performance award) had been granted under the 2003 Stock Option and Incentive Plan.

Other Stock Option Plans

The 1993 Stock Option Plan is not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for stock dividends paid in earlier years) of the common stock of the Company for a ten year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. As of December 14, 2003, 80,204 shares remained available to be optioned. Of the 482,228 cumulative shares optioned to date, 336,826 remain outstanding as of December 14, 2003. Shares may be optioned to employees at not less than 75 percent of fair market value on the date granted. The Amended Plan added a provision for automatic, annual stock option grants of 1,000 shares to each of the Company’s non-employee directors. The per share exercise price for options granted to non-employee directors must equal 100 percent of fair market value on the date of grant. The Amended Plan also added a Company right to repurchase shares acquired on exercise of options if an optionee chooses to dispose of such shares. Stock appreciation rights are not provided for under the Amended Plan. All outstanding options under the 1993 Plan were granted at fair market value and expire ten years from the date of grant. Outstanding options to the President and Chief Executive Officer generally vest in six months, while options granted to non-employee directors vest after one year. Outstanding options granted to other key employees vest in three equal annual installments.

The 1984 Stock Option Plan expired May 8, 1994. The final 14,090 outstanding options expired in June 2003, ten years from the date originally granted.

The changes in outstanding and exercisable options involving both the 1993 and the 1984 Plans are summarized below:

	28 weeks ended
	December 14, 2003		December 15, 2002
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share
Outstanding at beginning of year	321,665	$13.96	284,220	$12.08
Granted during the 28 weeks	91,000	$19.28	90,500	$19.16
Exercised during the 28 weeks	61,249	$11.40	17,740	$10.67
Expired during the 28 weeks	14,090	$14.38	14,398	$17.05
Forfeited during the 28 weeks	500	$17.17	—	—

Outstanding at end of quarter	336,826	$15.82	342,582	$13.82

Exercisable at beginning of year	233,156	$13.21	209,131	$12.14

Exercisable at end of quarter	204,147	$13.99	213,075	$11.80

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - CAPITAL STOCK (CONTINUED)

Stock options outstanding and exercisable as of December 14, 2003 for the 1993 Stock Option Plan:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	88,732	$10.69	6.14 years
$13.01 to $18.00	75,424	$13.81	7.60 years
$18.01 to $24.20	172,670	$19.34	9.04 years

$ 8.31 to $24.20	336,826	$15.82	7.95 years

Exercisable:
$ 8.31 to $13.00	88,732	$10.69	—
$13.01 to $18.00	62,082	$13.90	—
$18.01 to $24.20	53,333	$19.60	—

$ 8.31 to $24.20	204,147	$13.99	—

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of October 31, 2003 (latest available data), 44,689 shares were held by employees pursuant to the provisions of the Plan.

A total of 58,492 common shares were reserved for issuance under the non-qualified Executive Savings Plan when it was established in 1993. As of December 14, 2003, 49,374 shares remained in the reserve, including 7,417 shares allocated but not issued to participants.

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

The Company’s treasury holds an additional 1,324,736 shares of the Company’s common stock, including 1,142,966 shares acquired in August 1997 pursuant to the terms of a modified “Dutch Auction” self-tender offer.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - CAPITAL STOCK (CONTINUED)

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share			Diluted earnings per share
	Weighted average shares outstanding	EPS	Stock equivalents	Weighted average shares outstanding	EPS
28 weeks ended:
December 14, 2003	4,974,983	$1.15	121,174	5,096,157	$1.12
December 15, 2002	4,918,375	$1.04	90,165	5,008,540	$1.02

12 weeks ended:
December 14, 2003	4,989,325	$.48	138,805	5,128,130	$.47
December 15, 2002	4,923,336	$.45	88,006	5,011,342	$.44

NOTE E - PENSION PLANS

The changes in the benefit obligations for the two qualified defined benefit plans that the Company sponsors (see Note A – Accounting Policies) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (collectively, the “Plans”) are computed as follows for the years ended June 1, 2003 and June 2, 2002 (latest available data):

	(in thousands)
	2003	2002
Projected benefit obligation at beginning of year	$16,510	$14,380
Service cost	1,408	1,275
Interest cost	1,165	1,012
Actuarial loss	2,385	1,013
Benefits paid	(743)	(1,170)

Projected benefit obligation at end of year	$20,725	$16,510

The changes in the Plans’ assets are computed as follows for the years ended June 1, 2003 and June 2, 2002 (latest available data):

	(in thousands)
	2003	2002
Fair value of plan assets at beginning of year	$18,044	$19,987
Actual return (loss) on plan assets	(299)	(1,357)
Employer contributions	1,795	785
Benefits paid, plus expenses	(912)	(1,371)

Fair value of plan assets at end of year	$18,628	$18,044

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E – PENSION PLANS (CONTINUED)

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

Net periodic pension cost for the above described Plans during the 28 weeks ended December 14, 2003 and December 15, 2002 was $1,075,000 and $723,000 respectively, and was $465,000 and $304,000 respectively, for the twelve weeks ended December 14, 2003 and December 15, 2002. Minimum contributions to the Plans approximate $2,200,000 for fiscal 2004, some of which may not be paid until fiscal 2005. The Company may contribute as much as $2,900,000.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Note A – Accounting Policies) was $270,000 and $252,000 respectively, during the 28 weeks ended December 14, 2003 and December 15, 2002, and was $116,000 and $108,000 respectively, for the twelve weeks ended December 14, 2003 and December 15, 2002. A $489,000 contribution to the Non Deferred Cash Balance Plan was made shortly before December 31, 2003.

Other retirement plan costs, principally the 401(k) plans sponsored by the Company, amounted to $93,000 and $93,000 respectively, during the 28 weeks ended December 14, 2003 and December 15, 2002, and was $39,000 and $39,000 respectively, for the twelve weeks ended December 14, 2003 and December 15, 2002.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F – SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	28 weeks ended		12 weeks ended
	Dec. 14, 2003	Dec. 15, 2002	Dec. 14, 2003	Dec. 15, 2002
	(in thousands)
Sales
Big Boy	$95,429	$90,840	$42,260	$40,111
Golden Corral	41,700	33,373	17,831	14,400

	$137,129	$124,213	$60,091	$54,511

Earnings from operations before income taxes
Big Boy	$11,921	$10,490	$5,253	$4,881
Impairment of assets	000	666	000	—
Opening expense	(60)	(85)	(37)	(34)

Total Big Boy	11,861	11,071	5,216	4,847

Golden Corral	2,213	1,896	874	888
Opening expense	(887)	(550)	(476)	(283)

Total Golden Corral	1,326	1,346	398	605

Administrative expense	(3,693)	(3,619)	(1,547)	(1,574)
Interest expense	(1,316)	(1,480)	(582)	(647)
Other – net	658	695	292	293

Total Corporate Items	(4,351)	(4,404)	(1,837)	(1,928)

	$8,836	$8,013	$3,777	$3,524

Depreciation and amortization
Big Boy	$3,863	$4,391	$1,597	$1,872
Golden Corral	1,873	1,456	811	668

	$5,736	$5,847	$2,408	$2,540

Capital expenditures
Big Boy	$5,337	$3,968	$3,602	$1,828
Golden Corral	9,808	7,857	4,488	4,333

	$15,145	$11,825	$8,090	$6,161

	As of
	Dec. 14, 2003	June 1, 2003
Identifiable assets
Big Boy	$80,754	$77,564
Golden Corral	66,481	61,072

	$147,235	$138,636

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G – CONTINGENCIES

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

Since no assurances can ever be made regarding the outcome of any litigation, only the cost of constructing the defective building (including the cost to raze it), totaling approximately $1,723,000, was carried on the consolidated balance sheet as of June 1, 2003 in “Long-term receivables.” The balance has now been reduced to zero reflecting receipt of the settlement.

NOTE H - RELATED PARTY TRANSACTIONS

A Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary.

The total paid to the Company by these three restaurants amounted to $2,415,000 and $2,268,000 respectively, during the 28 weeks ended December 14, 2003 and December 15, 2002, and was $1,075,000 and $995,000 respectively, during the twelve weeks ended December 14, 2003 and December 15, 2002. The amount owed to the Company from these restaurants was $34,000 and $41,000 respectively, as of December 14, 2003 and June 1, 2003. Amounts due are always settled within 28 days of billing.

All related party transactions described herein were effected on substantially similar terms as transactions with persons having no relationship with the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s Second Quarter of Fiscal 2004 consists of the twelve weeks ended December 14, 2003, and compares with the twelve weeks ended December 15, 2002, which constituted the Second Quarter of Fiscal 2003. The First Half of Fiscal 2004 consists of the 28 weeks ended December 14, 2003, and compares with the 28 weeks ended December 15, 2002, which constituted the First Half of Fiscal 2003. The first half of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains 28 weeks whereas the second half of the year normally contains only 24 weeks. The twelve week third quarter in particular is a disproportionately smaller share of annual revenue and earnings because it spans most of the winter season from mid December through early March. Additionally, severe winter weather can have a prominent negative impact upon revenue and earnings during the third quarter.

Total revenue for the Second Quarter of Fiscal 2004 was a record $60,384,000, an increase of $5,580,000, or 10.2 percent higher than the Second Quarter of Fiscal 2003. Net earnings for the Second Quarter of Fiscal 2004 were a record $2,411,000, or diluted earnings per share (EPS) of $.47. Comparable net earnings from the Second Quarter of Fiscal 2003 were $2,210,000, or $.44 diluted EPS.

Total revenue for the First Half of Fiscal 2004 was a record $137,787,000, an increase of $12,879,000, or 10.3 percent higher than the First Half of Fiscal 2003. Net earnings for the First Half of Fiscal 2004 were a record $5,699,000, or $1.12 diluted EPS. Comparable net earnings from the First Half of Fiscal 2003 were $5,128,000, or $1.02 diluted EPS.

Results for the first halves of both years were positively impacted by favorable claims experience in the Company’s self insurance program. Self insurance reserves were lowered by $710,000 ($461,000 net after income tax, or $.09 diluted EPS) in the first quarter of fiscal 2004, while the first quarter of fiscal 2003 received the benefit of a $334,000 adjustment ($217,000 net after income tax, or $.04 diluted EPS).

The First Half of Fiscal 2003 was positively impacted by a credit of $666,000 ($433,000 net after income tax, or $.09 diluted EPS) recorded during the first quarter to reverse an impairment-of-assets charge originally recorded in fiscal 2001. The reversal resulted from the termination of a long term lease of a former Big Boy restaurant that had been written-off when the restaurant ceased operations in fiscal 2001.

The First Half of Fiscal 2003 was adversely affected by asset write-offs taken during the first quarter amounting to $673,000 ($437,000 net after income tax, or $.09 diluted EPS). These charges pertained principally to certain Big Boy restaurant building design costs that the Company abandoned, together with disposal costs for certain equipment removed from Golden Corral restaurants to make way for new “Great Steaks Buffet” equipment.

Results of Operations

Operations consist of two reportable segments within the restaurant industry: “Big Boy” restaurants and “Golden Corral” restaurants. Revenues consist primarily of retail restaurant sales. Big Boy restaurant sales also include wholesale sales from the Company’s commissary to restaurants licensed to other Big Boy operators, the amounts of which total less than three percent of total revenue in all periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Total revenue also includes franchise and other fees, the amounts of which are not material to any of the periods discussed herein. References to sales or revenue in the discussion that follows refer to restaurant sales (including the minimal amounts of wholesale sales discussed above).

For the Second Quarter of Fiscal 2004, consolidated restaurant sales reached a record $60,092,000, increasing $5,581,000 or 10.2 percent above sales for the Second Quarter of Fiscal 2003. Big Boy sales were $42,260,000 in the Second Quarter of Fiscal 2004, increasing $2,149,000 or 5.4 percent higher than the Second Quarter of Fiscal 2003. Golden Corral contributed $17,832,000 to the consolidated sales total in the Second Quarter of Fiscal 2004, rising $3,432,000 or 23.8 percent above the Second Quarter of Fiscal 2003.

For the First Half of Fiscal 2004, consolidated restaurant sales reached a record $137,129,000, increasing $12,916,000 or 10.4 percent above sales for the First Half of Fiscal 2004. Big Boy sales were $95,429,000 in the First Half of Fiscal 2004, increasing $4,589,000 or 5.1 percent higher than the First Half of Fiscal 2003. Golden

Corral contributed $41,700,000 to the consolidated sales total in the First Half of Fiscal 2004, rising $8,327,000 or 25 percent above the First Half of Fiscal 2003.

During the Second Quarter of Fiscal 2004, same store sales in Big Boy restaurants increased 5.1 percent above the Second Quarter of Fiscal 2003. The improvement for the First Half of Fiscal 2004 was 4.9 percent higher than the First Half of Fiscal 2003. Big Boy same store sales increases have been achieved in 24 of the last 25 quarters. The percentage increase in dining room sales during the First and Second Quarters of Fiscal 2004 exceeded the increase in carryout and drive-thru sales, continuing a trend that was begun in the latter part of fiscal 2003. The same store sales comparisons include average menu price increases of 1 percent implemented shortly before last year’s first quarter ended, 1.1 percent near the end of last year’s third quarter and 1.1 percent near the end of this year’s first quarter. Another price hike is currently being planned for February 2004.

Since the beginning of Fiscal 2003, one new Big Boy restaurant has been opened that replaced a building upon the same site, while no restaurants have been closed. The Company currently operates 88 Big Boy restaurants. Two Big Boy restaurants were under construction as of December 14, 2003, one of which will relocate an existing restaurant to a superior site within the same neighborhood. These two restaurants should open respectively in January and March 2004.

The Golden Corral sales increases were primarily the result of more restaurants in operation:

	Second Qtr.		First Half
	2004	2003	2004	2003
In operation at beginning of period	22	18	20	16
Opened during the period	2	1	4	3
In operation at end of period	24	19	24	19
Total sales weeks during period	272	219	607	501

Two Golden Corral restaurants were under construction as of December 14, 2003. These two restaurants should open respectively in January 2004 and May 2004.

For the Second Quarter of Fiscal 2004, Golden Corral same store sales decreased 2.4 percent below the Second Quarter of Fiscal 2003. For the First Half of Fiscal 2004, the increase was 2.6 percent above the First Half of Fiscal 2003. The introduction of the “Great Steaks Buffet” in Golden Corral restaurants was completed during the Second Quarter of Fiscal 2003. The conversion of the hot bars allowed the Company to begin charging an extra dollar for the basic buffet. The “Great Steaks Buffet” concept features all-you-can-eat charbroiled steaks served on the buffet. During the Second Quarter of Fiscal 2004, a 3.3 percent price increase was implemented.

Following general industry practice, same store sales comparisons include only those restaurants that had been open for five full fiscal quarters prior to the start of the comparison periods. Accordingly, seventeen Golden Corral restaurants are included in the same store sales comparison for the Second Quarter of Fiscal 2004, while only fourteen are included in the comparison for the First Half of Fiscal 2004. The Company was operating 24 Golden Corral restaurants at the end of the Second Quarter of Fiscal 2004.

The Big Boy segment’s pre-tax earnings for the Second Quarter of Fiscal 2004 were $5,216,000, increasing $369,000 or 7.6 percent above the Second Quarter of Fiscal 2003. The Golden Corral segment’s pre-tax earnings for the Second Quarter of Fiscal 2004 were $398,000, decreasing $207,000 or 34.2 percent below the Second Quarter of Fiscal 2003.

The Big Boy segment’s pre-tax earnings for the First Half of Fiscal 2004 were $11,861,000, increasing $790,000 or 7.1 percent above the First Half of Fiscal 2004. The Golden Corral segment’s pre-tax earnings for the First Half of Fiscal 2004 were $1,326,000, decreasing $20,000 or 1.5 percent below the First Half of Fiscal 2003.

Each segment’s pre-tax earnings discussed above correspond to amounts shown in note F to the consolidated financial statements.

The operating percentages shown in the following table are percentages of restaurant sales (as defined in a previous paragraph) rather than of total revenue. The table supplements the discussion that follows which concerns cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	12 weeks 12/14/03			12 weeks 12/15/02			28 weeks 12/14/03			28 weeks 12/15/02
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Food and Paper	33.8	31.8	38.4	32.0	30.0	37.7	33.9	31.7	39.0	32.3	30.2	37.9
Payroll and Related	34.0	35.0	31.7	34.7	35.7	31.9	33.8	34.9	31.3	34.7	35.7	31.9
Other Operating Costs (including opening costs)	20.5	18.4	25.5	20.9	19.7	24.3	20.3	18.6	24.3	21.3	20.2	24.1

Higher commodity costs, especially beef, dairy and pork, are driving the food and paper cost percentages higher in all periods presented in the table for both Big Boy and Golden Corral. Beef, in particular, has been at record highs and continues to be a highly volatile market. Import and export restrictions have caused wide fluctuations in cost. The food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet. Menu price hikes have helped to counter the effects of the higher cost of food to a certain degree, however, menu prices can not be raised high enough at once to offset the significant increases that have been seen on a wide range of products.

Self insured claims experience is reviewed and adjusted annually during the first quarter. The assumptions used to measure these adjustments can be complex and sometimes require management to exercise considerable judgment. However, management does not consider the adjustments made during the annual review to be critical to the fair presentation of the Company’s financial condition or its results of operations for the fiscal year taken as a whole. Payroll and Related Costs for the first halves of both fiscal years received the benefit of favorable claims experience, as self insurance liabilities were lowered by $710,000 during the first quarter of fiscal 2004 and by $334,000 in the first quarter of fiscal 2003.

When compared against comparable periods in fiscal 2003, payroll and related cost percentages moved downward in both the Second Quarter and First Half of Fiscal 2004 for both the Big Boy and Golden Corral operating segments, even when the benefit of the self insurance reserve adjustments that were apportioned to payroll and related costs is excluded. The combination of Big Boy’s same store sales increase and average pay rates moving lower during the Second Quarter and First Half of Fiscal 2004, was more than enough to compensate for the effects of a significant increase in the number of hours worked, plus higher pension and medical costs. Golden Corral’s percentage reduction narrowed during the Second Quarter of Fiscal 2004 despite a significant reduction in the number of hours worked, reflecting the decrease in same store sales, plus higher costs of variable compensation and medical insurance. Golden Corral’s percentage reduction was greater for the First Half of Fiscal 2004, principally due to the increase in same store sales.

In the near term, the Company believes it is unlikely that Federal legislation will be enacted to raise the minimum wage. However, if such legislation were to be enacted, the Company would counter the effects with higher menu prices, together with tighter payroll standards and a reduction in hours worked.

The fair value of the assets in the Company’s defined benefit pension plans has been adversely affected by poor returns on equity investments in recent years. The result has increased the Company’s pension expense after many years of steady, low costs. The net periodic pension cost (computed under Statement of Financial Accounting Standards No. 132) was $465,000 and $304,000 respectively, in the Second Quarter of Fiscal 2004 and the Second Quarter of Fiscal 2003. Net periodic pension cost was $1,075,000 and $723,000 respectively, for the First Half of Fiscal 2004 and the First Half of Fiscal 2003. Net periodic pension cost for fiscal year 2004 is currently projected to be slightly more than $2,000,000. Contributions to these plans were $1,795,000 during Fiscal 2003. Minimum contributions to the plans for fiscal year 2004 approximate $2,200,000, some of which may be deferred until fiscal year 2005. The Company may elect to contribute as much as $2,900,000.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. As most of these expenses tend to be more fixed in nature, same store sales increases cause these costs to be a lower percentage of sales, as reflected in the above table for Big Boy. For the First Half of Fiscal 2004, Big Boy percentages moved significantly lower than the First Half of Fiscal 2003 largely due to certain write-offs recorded in the first quarter of fiscal 2003 for the cost of abandoning design plans for the Big Boy prototype restaurant building that was introduced in Fiscal 2001. Golden Corral same store sales decreases during the Second Quarter of Fiscal 2004 caused other operating costs to be a higher percentage of sales for both the Second Quarter of Fiscal 2004 and the First Half of Fiscal 2004, when compared to comparable periods in fiscal 2003. The increase for the First Half of Fiscal 2004 was not as great as the increase for the Second Quarter of Fiscal 2004 due to certain equipment write-offs in the first quarter of fiscal 2003.

Results for the First Half of Fiscal 2003 were favorably affected by a credit taken to impairment of assets in the first quarter of fiscal 2003 that totaled $666,000. The credit resulted from the termination of a long term lease for a Big Boy restaurant that had been permanently closed in fiscal 2001. The credit included the cancellation and reversal of future lease obligations that had been written-off and accrued when the restaurant closed. No impairments of assets were recorded in the First Half of Fiscal 2004.

Administrative and advertising expense increased $123,000 during the Second Quarter of Fiscal 2004, or 4.4 percent higher than the Second Quarter of Fiscal 2003. The First Half of Fiscal 2004 increased $428,000 or 6.6 percent higher than the First Half of Fiscal 2003. The largest component of these increases is higher spending for advertising and marketing that is proportionate with higher sales levels, reflecting the Company’s long standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing.

Interest expense decreased $65,000 during the Second Quarter of Fiscal 2004, or 10.0 percent lower than the Second Quarter of Fiscal 2003. The First Half of Fiscal 2004 decreased $164,000 or 11.1 percent lower than the First half of Fiscal 2003. These decreases were caused by several factors. First, the average outstanding debt was lower throughout the First Half of Fiscal 2004. Also, capitalized interest was much higher throughout the First Half of Fiscal 2004. Finally, the weighted average fixed interest rate on the Company’s term loans has moved lower reflecting the mix of loans added during the last twelve months at rates lower than older higher rate loans, the principal of which is now amortizing much more rapidly. Significant payments against these installment loans should continue to largely offset the effects of additional borrowing in Fiscal 2004.

As a percentage of pre-tax earnings, the estimated effective tax rate for the entire year increased to 35.5 percent during the Second Quarter of Fiscal 2004, up from 35 percent in the first quarter. During the Second Quarter of Fiscal 2003, the rate was increased to 36 percent from 35 percent in the first quarter. These rates have been kept consistently low through the Company’s use of tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. To a lesser degree, the Company also uses the federal Work Opportunity Tax Credit (WOTC). WOTC is currently scheduled to expire on December 31, 2003, unless Congress moves to extend it once again. No significant change in the effective tax rate is expected if WOTC is not extended.

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

Liquidity and Capital Resources

The Company has historically maintained a strategic negative working capital position, a common practice in the restaurant industry. The working capital deficit was $18,720,000 as of December 14, 2003. The working capital deficit is expected to increase over the next few years at a modest, manageable pace as construction debt is prudently increased to supplement the use of internally generated cash to finance expansion plans. As of December 14, 2003, $41,000,000 had been cumulatively borrowed against the Company’s $55,000,000 Construction Draw Credit

Facility, leaving $14,000,000 available to be drawn upon before the availability of draws is scheduled to expire on September 1, 2005.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

December 14, 2003

	Payments due by period (in thousands)
	Total	1 year	year 2	year 3	year 4	year 5	more than 5 years
Long-Term Debt	39,779	5,554	5,973	6,183	5,332	14,250	2,487
Rent due under Capital Lease Obligations	5,300	917	850	695	2,696	108	34
[1] Rent due under Operating Leases	15,281	1,480	1,269	1,163	986	820	9,563
Unconditional Purchase Obligations	10,831	10,039	791	1
Other Long-Term Obligations	None
Total Contractual Cash Obligations	71,191	17,990	8,883	8,042	9,014	15,178	12,084

[1]	Not included are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $51 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or re-sublet the properties.

Operating cash flows were $14,083,000 in the First Half of Fiscal 2004. In addition to servicing debt, these cash flows were utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

Investing activities in the First Half of Fiscal 2004 included $15,145,000 in capital costs. The capital spending includes $9,808,000 for Golden Corral restaurants, principally for new restaurant construction and site acquisitions. Also included in the capital costs was $5,337,000 spent on Big Boy restaurants, consisting of new restaurant construction, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays. Also included in investing activities is the recovery of $1,700,000 received in settlement of certain litigation relating to defective construction of a Golden Corral restaurant.

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

Financing activities in the First Half of Fiscal 2004 included $3,500,000 of new debt borrowed against the Company’s credit lines. Scheduled and other payments of long-term debt and capital lease obligations amounted to $3,162,000 during the First Half of Fiscal 2004. Regular quarterly cash dividends paid to shareholders totaled $994,000. Dividends declared but not paid as of December 14, 2003 totaled $552,000. The Company expects to continue its 43 year practice of paying regular quarterly cash dividends.

No shares have been acquired under the Company’s current stock repurchase program, which authorizes the repurchase of up to 500,000 shares of the Company’s common stock through October 2004. The current price at which shares of the Company’s common stock are being traded does not warrant the utilization of the program.

Proceeds of $705,000 were received during the First Half of Fiscal 2004 from employees and directors who acquired 61,200 shares of the Company’s common stock through exercise of stock options granted by the Company’s 1993 Stock Option Plan. As of December 14, 2003, 337,000 shares remain outstanding and 80,000 are available to be optioned. Shareholders approved the 2003 Stock Option and Incentive Plan in October 2003. The maximum number of shares that the new Plan may issue is 800,000.

The Company’s development agreements with Golden Corral Franchising Systems, Inc. call for opening 41 Golden Corral restaurants by December 31, 2007. The Company is in compliance with the development agreements, as modified. Twenty-four restaurants were in operation as of December 14, 2003, including two that opened in the Second Quarter of Fiscal 2004. Two additional restaurants should open by the end of fiscal 2004, both of which were under construction as of December 14, 2003. Costs remaining to complete construction of these two restaurants were estimated at $2,514,000 as of December 14, 2003. Current plans call for two more Golden Corrals to be under construction before fiscal 2004 ends on May 30, 2004. On average, the cost to build and equip each Golden Corral restaurant is approximately $3,000,000, including land.

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

Construction of two Big Boy restaurants is now underway, one of which is on leased land. Costs remaining to complete construction of these two restaurants were estimated at $2,247,000 as of December 14, 2003. Current plans call for two more Big Boys to be under construction before fiscal 2004 ends on May 30, 2004. The approximate cost to build and equip a new Big Boy restaurant ranges from $2,300,000 to $2,800,000, depending on land cost. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year. The cost of the fiscal 2004 remodeling program is estimated at $1,325,000, approximately $817,000 of which remains to be spent over the remainder of fiscal 2004. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

The Company is currently executing a plan to replace its headquarters legacy information systems with an integrated enterprise system. The installation of the system is expected to be completed in September of 2004. The total cost to install the system is estimated at $4,300,000. Costs remaining to complete the project are estimated at $2,300,000 as of December 14, 2003.

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

In December 2003, the United States Department of Agriculture (USDA) recalled meat products in several western states that were connected to a single slaughtered cow in which Mad Cow Disease had been detected. The Company believes there is no risk to its customers. According to the USDA, the nation’s beef supply remains safe because research shows that Mad Cow Disease infects brain and spinal cord tissue which was removed during the slaughter of the single diseased cow. It is believed that these tissue parts did not enter the human food supply.

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

For Golden Corral restaurants, the Company currently purchases substantially all food, beverage and other menu items from the same vendor that Golden Corral Franchising Systems, Inc. (the Franchisor) uses for its operations. Deliveries are made two to three times per week. Other vendors are available to provide products that meet the Franchisor’s specifications should the Company wish or need to make a change.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s chief executive officer (CEO) and chief financial officer (CFO) have reviewed and evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this Quarterly Report on Form 10-Q. Their evaluation concluded that the Company’s disclosure controls and procedures were effective in providing assurance that required information had been identified and disclosed accordingly in this Quarterly Report on Form 10-Q for the quarter ended December 14, 2003.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the evaluation by the CEO and CFO, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a) Frisch’s Restaurants, Inc. (“Company”) is the owner of a Golden Corral Restaurant located in North Canton, Ohio. In 2001, Frisch’s general contractor, Fortney & Weygandt, Inc. (“Fortney”) constructed a Golden Corral Restaurant at the original location on the North Canton site. Complicated geological conditions at the site required that the restaurant be built on a structural slab (platform), which rested upon driven piles. The foundation system for the building had been designed by a Houston, Texas engineering firm, Maverick Engineering, Inc. (“Maverick”). Maverick was a subcontractor to Frisch’s architect of record, LMH&T.

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

In July 2003, the Company resolved all claims, counterclaims, and cross-claims, against and involving the trial court defendants. The trial court defendants, including LMH&T and Maverick, agreed to pay to the Company the sum of One Million Seven Hundred Thousand Dollars ($1,700,000.00) in full and final settlement of all claims. The Company has received the settlement funds in full.

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

A Form 8-K was filed January 12, 2004 reporting under Item 12 the Registrant’s press release announcing financial results for the second quarter ended December 14, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(registrant)

DATE January 9, 2004

	BY	/s/ Donald H. Walker

Donald H. Walker Vice President – Finance, Treasurer and Principal Financial and Accounting Officer