Form 10-Q
period 2004-03-07
FRISCHS RESTAURANTS INC
filed 2004-04-06
CIK 39047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR QUARTER ENDED MARCH 7, 2004	COMMISSION FILE NUMBER 1-7323

FRISCH’S RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

OHIO	31-0523213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 GILBERT AVENUE, CINCINNATI, OHIO	45206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 513-961-2660

Not Applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

The total number of shares outstanding of the issuer’s no par common stock, as of March 26, 2004 was: 5,032,823

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Forty weeks ended		Twelve weeks ended
	March 7, 2004	March 9, 2003	March 7, 2004	March 9, 2003
Revenue
Sales	$196,490,742	$175,884,770	$59,361,972	$51,672,036
Other	929,468	966,119	271,333	270,787

Total revenue	197,420,210	176,850,889	59,633,305	51,942,823

Costs and expenses
Cost of sales
Food and paper	66,907,572	57,138,324	20,411,884	17,077,569
Payroll and related	66,516,495	61,258,659	20,171,018	18,161,978
Other operating costs	40,074,590	37,337,941	12,195,421	10,901,043

	173,498,657	155,734,924	52,778,323	46,140,590

Administrative and advertising	9,775,955	9,295,524	2,861,270	2,808,930
Impairment of long lived assets	—	(810,586)	—	(144,857)
Interest	1,874,515	2,139,123	558,220	658,912

Total costs and expenses	185,149,127	166,358,985	56,197,813	49,463,575

Earnings before income taxes	12,271,083	10,491,904	3,435,492	2,479,248

Income taxes	4,356,000	3,777,000	1,219,000	892,000

NET EARNINGS	$7,915,083	$6,714,904	$2,216,492	$1,587,248

Earnings per share (EPS) of common stock:
Basic net earnings per share	$1.59	$1.36	$.44	$.32

Diluted net earnings per share	$1.54	$1.34	$.43	$.32

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	March 7, 2004	June 1, 2003
	(unaudited)
Current Assets
Cash	$3,324,466	$1,133,443
Receivables
Trade	1,288,450	955,282
Other	344,361	321,474
Inventories	4,115,031	3,825,259
Prepaid expenses and sundry deposits	1,856,254	2,619,424
Prepaid and deferred income taxes	954,102	954,102

Total current assets	11,882,664	9,808,984

Property and Equipment
Land and improvements	47,487,081	44,015,900
Buildings	73,566,394	66,715,480
Equipment and fixtures	75,718,973	69,671,202
Leasehold improvements and buildings on leased land	19,634,009	17,346,463
Capitalized leases	7,388,580	7,388,580
Construction in progress	6,932,916	6,184,653

	230,727,953	211,322,278
Less accumulated depreciation and amortization	100,259,997	94,554,520

Net property and equipment	130,467,956	116,767,758

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,149,124	1,087,691
Investments in land	1,359,551	1,400,905
Property held for sale	1,365,523	1,401,021
Long-term receivables	218,918	2,135,233
Net cash surrender value-life insurance policies	4,410,022	3,884,230
Other	2,389,569	1,409,929

Total other assets	11,633,351	12,059,653

	$153,983,971	$138,636,395

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 7, 2004	June 1, 2003
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$5,914,669	$4,929,631
Obligations under capitalized leases	515,376	515,599
Self insurance	1,254,546	1,064,289
Accounts payable	13,078,094	9,473,827
Accrued expenses	7,652,088	7,407,432
Income taxes	1,567,989	355,682

Total current liabilities	29,982,762	23,746,460

Long-Term Obligations
Long-term debt	36,520,359	34,260,347
Obligations under capitalized leases	3,348,352	3,729,904
Self insurance	2,227,027	2,816,843
Deferred income taxes	1,900,234	1,900,234
Deferred compensation and other	2,560,600	2,416,881

Total long-term obligations	46,556,572	45,124,209

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,490,845 and 7,420,763 shares - stated value - $1	7,490,845	7,420,763
Additional contributed capital	62,014,418	60,926,377

	69,505,263	68,347,140
Retained earnings	40,859,929	34,490,774

	110,365,192	102,837,914
Less cost of treasury stock (2,458,022 and 2,469,345 shares)	32,920,555	33,072,188

Total shareholders’ equity	77,444,637	69,765,726

	$153,983,971	$138,636,395

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Forty weeks ended March 7, 2004 and March 9, 2003

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at June 2, 2002	7,385,107	60,496,396	26,487,596	(33,139,171)	61,229,928
Net earnings for forty weeks	—	—	6,714,904	—	6,714,904
Stock options exercised - new shares issued	33,240	331,013	—	—	364,253
Tax benefit from stock options exercised	—	98,487	—	—	98,487
Other treasury shares re-issued	—	19,038	—	40,197	59,235
Employee stock purchase plan	—	(23,572)	—	—	(23,572)
Cash dividends - $.27 per share	—	—	(1,329,191)	—	(1,329,191)

Balance at March 9, 2003	7,418,347	60,921,362	31,873,309	(33,098,974)	67,114,044
Net earnings for twelve weeks	—	—	3,062,691	—	3,062,691
Stock options exercised - new shares issued	2,416	25,348	—	—	27,764
Stock options exercised - treasury shares re-issued	—	(6,351)	—	26,786	20,435
Tax benefit from stock options exercised	—	10,891	—	—	10,891
Employee stock purchase plan	—	(24,873)	—	—	(24,873)
Cash dividends - $.09 per share	—	—	(445,226)	—	(445,226)

Balance at June 1, 2003	7,420,763	60,926,377	34,490,774	(33,072,188)	69,765,726
Net earnings for forty weeks	—	—	7,915,083	—	7,915,083
Stock options exercised - new shares issued	70,082	754,384	—	—	824,466
Stock options exercised - treasury shares re-issued	—	(9,103)	—	107,138	98,035
Tax benefit from stock options exercised	—	366,464	—	—	366,464
Other treasury shares re-issued	—	18,180	—	44,495	62,675
Employee stock purchase plan	—	(41,884)	—	—	(41,884)
Cash dividends - $.31 per share	—	—	(1,545,928)	—	(1,545,928)

Balance at March 7, 2004	$7,490,845	$62,014,418	$40,859,929	$(32,920,555)	$77,444,637

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Forty weeks ended March 7, 2004 and March 9, 2003

(unaudited)

	2004	2003
Cash flows provided by (used in) operating activities:
Net earnings	$7,915,083	$6,714,904
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	8,332,901	8,388,730
Impairment gain of long lived assets	—	(810,586)
Loss on disposition of assets	352,160	729,726

	16,600,144	15,022,774

Changes in assets and liabilities:
Accounts receivable	(356,055)	33,944
Inventories	(289,772)	(441,967)
Prepaid expenses and sundry deposits	763,170	(1,299,990)
Accounts payable	3,604,267	749,916
Accrued expenses	244,656	508,165
Accrued income taxes	1,212,307	894,974
Tax benefit from stock options exercised	366,464	98,488
Other assets	(855,350)	1,324,068
Self insured obligations	(399,559)	54,206
Other liabilities	143,719	221,287

	4,433,847	2,143,091

Net cash provided by operating activities	21,033,991	17,165,865

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(22,287,192)	(15,239,561)
Proceeds from disposition of property	24,529	1,253,152
Proceeds from disposition of franchise rights	156,464	144,874
Proceeds from surrender of life insurance policies	—	379,484
Change in other assets	1,002,592	(164,380)

Net cash (used in) investing activities	(21,103,607)	(13,626,431)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	7,500,000	4,000,000
Payment of long-term debt and capital lease obligations	(4,636,724)	(4,371,627)
Cash dividends paid	(1,545,928)	(1,329,191)
Proceeds from stock options exercised - new shares issued	824,465	364,252
Proceeds from stock options exercised - treasury shares re-issued	98,035	—
Other treasury shares re-issued	62,675	59,235
Employee stock purchase plan	(41,884)	(23,572)

Net cash provided by (used in) financing activities	2,260,639	(1,300,903)

Net increase in cash and equivalents	2,191,023	2,238,531
Cash and equivalents at beginning of year	1,133,443	670,726

Cash and equivalents at end of quarter	$3,324,466	$2,909,257

Supplemental disclosures:
Interest paid	$2,065,167	$2,283,300
Income taxes paid (net of refunds, if any)	2,777,232	2,787,523

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third Quarter Fiscal 2004, Ended March 7, 2004

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of March 7, 2004 and June 1, 2003. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for buildings or components thereof and 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Interest on borrowings is capitalized during active construction periods of major capital projects. Capitalized interest was $240,000 and $112,000 respectively, for the 40 weeks ended March 7, 2004 and March 9, 2003, and was $81,000 and $25,000 respectively, for the twelve weeks ended March 7, 2004 and March 9, 2003. Also capitalized is the value of certain employees’ time spent in connection with the Company’s installation of an enterprise information system. The capitalized value of employees’ time was $423,000 and zero respectively, for the 40 weeks ended March 7, 2004 and March 9, 2003, and was $204,000 and zero respectively, for the twelve weeks ended March 7, 2004 and March 9, 2003.

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of March 7, 2004 totaled approximately $3,954,000, consisting of $3,612,000 for two Golden Corral restaurants and $342,000 for one Big Boy restaurant. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

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

The 40 weeks that ended March 9, 2003 included pretax credits of $811,000 to reverse impairment of assets charges recorded during fiscal 2001 when two Big Boy restaurants were closed because of cash flow losses. The original non-cash pretax charges in fiscal 2001 totaled $1,575,000, which included a write-off of future long-term lease obligations on one of the restaurants. The lease was terminated during the first quarter ended September 22, 2002 at which time $666,000 was credited to impairment of assets. The other restaurant was sold for cash during the third quarter ended March 9, 2003 which resulted in a $145,000 credit to impairment of assets.

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

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of March 7, 2004 and June 1, 2003, the carrying amount of goodwill acquired in prior years was $741,000, which is net of $308,000 amortized in prior years.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $67,000 per year in each of the next five years for the 25 Golden Corral restaurants in operation as of March 7, 2004. Amortization for the 40 weeks ended March 7, 2004 and March 9, 2003 was $46,000 and $36,000 respectively, and was $15,000 and $12,000 respectively, for the twelve weeks ended March 7, 2004 and March 9, 2003. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	March 7, 2004	June 1, 2003
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,000	$800
Less accumulated amortization	(158)	(113)

Carrying amount of Golden Corral initial franchise fees subject to amortization	842	687
Current portion of Golden Corral initial franchise fees subject to amortization	(67)	(53)
Golden Corral fees not yet subject to amortization	205	285
Total other intangible assets	169	169

	$1,149	$1,088

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

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for the 40 weeks ended March 7, 2004 and March 9, 2003 were $1,433,000 ($1,134,000 for Golden Corral and $299,000 for Big Boy) and $875,000 ($790,000 for Golden Corral and $85,000 for Big Boy), respectively. For the twelve weeks ended March 7, 2004 and March 9, 2003, opening expenses were $486,000 ($247,000 for Golden Corral and $239,000 for Big Boy) and $240,000 (all of which was for Golden Corral), respectively.

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

As of March 7, 2004, the Company had two outstanding letters of credit totaling $175,000 in support of its self-insurance program.

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

	40 weeks ended		12 weeks ended
	March 7, 2004	March 9, 2003	March 7, 2004	March 9, 2003
	(in thousands, except per share data)
Net Income, as reported	$7,915	$6,715	$2,216	$1,587
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	216	222	36	30

Pro forma net income	$7,699	$6,493	$2,180	$1,557

Earnings per share

Basic – as reported	$1.59	$1.36	$.44	$.32
Basic – pro forma	$1.54	$1.32	$.43	$.32

Diluted – as reported	$1.54	$1.34	$.43	$.32
Diluted – pro forma	$1.50	$1.30	$.42	$.31

(a)	For a summary of options granted, refer to the stock option section of Note D – Capital Stock.

The estimated total stock-based employee compensation expense was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	40 weeks ended		12 weeks ended
	March 7, 2004	March 9, 2003	March 7, 2004	March 9, 2003
Dividend yield	1.87%	1.87%	1.87%	1.87%
Expected volatility	27%	28%	27%	28%
Risk free interest rate	2.57%	3.67%	2.57%	3.67%
Expected lives	5 years	5 years	5 years	5 years
Weighted average fair value of options granted	$4.32	$4.95	$4.32	$4.95

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

NOTE B - LONG-TERM DEBT

	March 7, 2004		June 1, 2003
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$2,000	$—	$—
Term Loans	5,915	24,520	4,930	24,260
Bullet Loan	—	10,000	—	10,000
Revolving Credit Loan	—	—	—	—

	$5,915	$36,520	$4,930	$34,260

The portion payable after one year matures as follows:

	March 7, 2004	June 1, 2003
	(in thousands)
Period ending in 2005	$—	$5,295
2006	8,333	5,681
2007	6,279	5,344
2008	15,539	14,600
2009	4,064	2,920
2010	1,627	420
Subsequent to 2010	678	—

	$36,520	$34,260

The Construction Draw Facility is an unsecured draw credit line that provides for borrowing of up to $55,000,000 to construct and open Golden Corral restaurants. As of March 7, 2004, $10,000,000 remained available to be borrowed before the Facility expires on September 1, 2005. It is subject to a  1/4 percent unused commitment fee.

Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan. Of the $45,000,000 cumulatively borrowed under the Facility through March 7, 2004, $2,000,000 remained in the Construction Phase. Interest is determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. The rate in effect as of March 7, 2004 was 3.15 percent. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. Fixed interest rates have been chosen for all of the Term Loans ($43,000,000 in original notes), the weighted average of which is 6.50 percent, and all of the Term Loans are being repaid in 84 equal monthly installments of principal and interest aggregating $645,000, expiring in various periods ranging from May

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – LONG TERM DEBT (CONTINUED)

2006 through March 2011. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2005.

The Bullet Loan was added in December 2002 to refinance, on a long term basis, the $10,000,000 that had been outstanding as of June 2, 2002 on a Revolving Credit Loan. The Bullet Loan is secured by mortgages on the real property of six Golden Corral restaurants. It matures and is payable in one installment on December 31, 2007. Variable rated interest, currently ranging from 3.12 to 3.17 percent, is determined by adding 200 basis points to the London Interbank Offered Rate (LIBOR). At any time during the term of the loan, the Company has the option of designating that the loan bear interest for the remainder of the term at a fixed rate equal to the lender’s cost of funds plus 200 basis points. Variable LIBOR based interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Fixed cost of funds based interest shall be payable monthly in arrears.

A $5,000,000 unsecured Revolving Credit Loan is in place that is intended to fund temporary working capital needs. The loan, none of which was outstanding as of March 7, 2004, is subject to a 30 consecutive day out-of-debt period each year. It matures on September 1, 2005. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a  1/4 percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of March 7, 2004. Compensating balances are not required by these loan agreements.

NOTE C - LEASED PROPERTY

The Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of March 7, 2004, eleven of the Company’s 30 leased restaurant locations have been capitalized. Delivery equipment is also held under capitalized leases expiring during periods through 2009. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	March 7, 2004	June 1, 2003
	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,083	1,083

	7,389	7,389
Less accumulated amortization	(6,000)	(5,653)

	$1,389	$1,736

As of March 7, 2004, nineteen of the Company’s restaurant properties are occupied pursuant to operating leases, including four ground leases for Golden Corral restaurants. Another Golden Corral ground lease has been entered into for a restaurant to open in calendar year 2005. The operating lease table below includes scheduled payments for this lease, even though payments will not begin until the restaurant opens. The Company also occupies office space under an operating lease that expires during 2013, with renewal options available through 2023. Total rental expense of operating leases was $1,117,000 and $1,167,000 respectively, for the 40 weeks ended March 7, 2004 and March 9, 2003, and was $343,000 and $353,000 respectively, during the twelve weeks ended March 7, 2004 and March 9, 2003.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending March 7,	Capitalized leases	Operating leases
	(in thousands)
2005	$900	$1,438
2006	841	1,269
2007	619	1,109
2008	2,608	934
2009	72	794
2010 to 2025	25	9,376

Total	5,065	$14,920

Amount representing interest	(1,201)

Present value of obligations	3,864
Portion due within one-year	(515)

Long-term obligations	$3,349

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

As of March 7, 2004, no awards (meaning any form of stock option, stock appreciation right, restricted stock award, unrestricted stock award or performance award) had been granted under the 2003 Stock Option and Incentive Plan.

Other Stock Option Plans

The 1993 Stock Option Plan is not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for stock dividends paid in earlier years) of the common stock of the Company for a ten year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. As of March 7, 2004, 80,204 shares remained available to be optioned. Of the 482,228 cumulative shares optioned to date, 319,993 remain outstanding as of March 7, 2004. Shares may be optioned to employees at not less than 75 percent of fair market value on the date granted. The Amended Plan added a provision for automatic, annual stock option grants of 1,000 shares to each of the Company’s non-employee directors. The per share exercise price for options granted to non-employee directors must equal 100 percent of fair market value on the date of grant. The Amended Plan also added a Company right to repurchase shares acquired on exercise of options if an optionee chooses to dispose of such shares. Stock appreciation rights are not provided for under the Amended Plan. All outstanding options under the 1993 Plan were granted at fair market value and expire ten years from the date of grant. Outstanding options to the President and Chief Executive Officer generally vest in six months, while options granted to non-employee directors vest after one year. Outstanding options granted to other key employees vest in three equal annual installments.

The 1984 Stock Option Plan expired May 8, 1994. The final 14,090 outstanding options expired in June 2003, ten years from the date originally granted.

The changes in outstanding and exercisable options involving both the 1993 and the 1984 Plans are summarized below:

	40 weeks ended
	March 7, 2004		March 9, 2003
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share
Outstanding at beginning of year	321,665	$13.96	284,220	$12.08
Granted during the 40 weeks	91,000	$19.28	90,500	$19.16
Exercised during the 40 weeks	78,082	$11.73	33,240	$11.08
Expired during the 40 weeks	14,090	$14.38	14,398	$17.05
Forfeited during the 40 weeks	500	$17.17	1,001	$15.65

Outstanding at end of quarter	319,993	$15.97	326,081	$13.92

Exercisable at beginning of year	233,156	$13.21	209,131	$12.14

Exercisable at end of quarter	227,314	$14.94	237,572	$13.16

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - CAPITAL STOCK (CONTINUED)

Stock options outstanding and exercisable as of March 7, 2004 for the 1993 Stock Option Plan:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	76,232	$10.57	6.09 years
$13.01 to $18.00	73,424	$13.77	7.33 years
$18.01 to $24.20	170,337	$19.34	8.79 years

$ 8.31 to $24.20	319,993	$15.97	7.81 years

Exercisable:
$ 8.31 to $13.00	76,232	$10.57	—
$13.01 to $18.00	60,082	$13.85	—
$18.01 to $24.20	91,000	$19.33	—

$ 8.31 to $24.20	227,314	$14.94	—

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. Through October 31, 2003 (latest available data), 88,110 shares had been purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of October 31, 2003, the custodian held 44,689 shares on behalf of employees.

A total of 58,492 common shares were reserved for issuance under the non-qualified Executive Savings Plan when it was established in 1993. As of March 7, 2004, 49,374 shares remained in the reserve, including 7,462 shares allocated but not issued to participants.

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

The Company’s treasury holds an additional 1,322,736 shares of the Company’s common stock, including 1,142,966 shares acquired in August 1997 pursuant to the terms of a modified “Dutch Auction” self-tender offer.

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

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
40 weeks ended:

March 7, 2004	4,988,618	$1.59	135,358	5,123,976	$1.54
March 9, 2003	4,924,680	$1.36	87,714	5,012,394	$1.34

12 weeks ended:

March 7, 2004	5,020,434	$.44	154,751	5,175,185	$.43
March 9, 2003	4,939,391	$.32	95,524	5,034,915	$.32

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E – PENSION PLANS (CONTINUED)

The following table sets forth the Plans’ funded status and amounts recognized on the Company’s balance sheet as of June 1, 2003 and June 2, 2002 (latest available data):

	(in thousands)
	2003	2002
Funded status	$(2,097)	$1,534
Unrecognized net actuarial loss	4,583	404
Unrecognized prior service cost	318	388

Prepaid benefit cost	$2,804	$2,326

The weighted average actuarial assumptions used were:

	As of
	June 1, 2003	June 2, 2002
Weighted average discount rate	6.50%	7.25%
Weighted average rate of compensation increase	5.00%	5.00%
Weighted average expected long-term rate of return on plan assets	8.50%	8.50%

Net periodic pension cost for the above described Plans during the 40 weeks ended March 7, 2004 and March 9, 2003 was $1,554,000 and $1,020,000 respectively, and was $479,000 and $297,000 respectively, for the twelve weeks ended March 7, 2004 and March 9, 2003. Minimum contributions to the Plans approximate $2,200,000 for fiscal 2004, some of which may not be paid until fiscal 2005. The Company may contribute as much as $2,900,000.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Note A – Accounting Policies) was $382,000 and $334,000 respectively, during the 40 weeks ended March 7, 2004 and March 9, 2003, and was $112,000 and $81,000 respectively, for the twelve weeks ended March 7, 2004 and March 9, 2003. A $489,000 contribution to the Non Deferred Cash Balance Plan was made shortly before December 31, 2003.

Other retirement plan costs, principally the 401(k) plans sponsored by the Company, amounted to $132,000 and $131,000 respectively, during the 40 weeks ended March 7, 2004 and March 9, 2003, and was $38,000 and $38,000 respectively, for the twelve weeks ended March 7, 2004 and March 9, 2003.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F – SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	40 weeks ended		12 weeks ended
	March 7, 2004	March 9, 2003	March 7, 2004	March 9, 2003
	(in thousands)
Sales
Big Boy	$135,905	$127,567	$40,476	$36,727
Golden Corral	60,586	48,318	18,886	14,945

	$196,491	$175,885	$59,362	$51,672

Earnings from operations before income taxes
Big Boy	$16,618	$14,197	$4,697	$3,707
Impairment of assets	—	811	—	144
Opening expense	(299)	(85)	(239)	(000)

Total Big Boy	16,319	14,923	4,458	3,851

Golden Corral	3,190	2,779	976	883
Opening expense	(1,134)	(790)	(247)	(240)

Total Golden Corral	2,056	1,989	729	643

Administrative expense	(5,158)	(5,247)	(1,465)	(1,627)
Interest expense	(1,875)	(2,139)	(558)	(659)
Other – net	929	966	271	271

Total Corporate Items	(6,104)	(6,420)	(1,752)	(2,015)

	$12,271	$10,492	$3,435	$2,479

Depreciation and amortization
Big Boy	$5,525	$6,218	$1,662	$1,827
Golden Corral	2,808	2,171	935	715

	$8,333	$8,389	$2,597	$2,542

Capital expenditures
Big Boy	$8,706	$5,018	$3,369	$1,050
Golden Corral	13,581	10,222	3,773	2,365

	$22,287	$15,240	$7,142	$3,415

	As of
	March 7, 2004	June 1, 2003
Identifiable assets
Big Boy	$84,595	$77,564
Golden Corral	69,389	61,072

	$153,984	$138,636

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

NOTE H – RELATED PARTY TRANSACTIONS

A Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary.

The total paid to the Company by these three restaurants amounted to $3,395,000 and $3,182,000 respectively, during the 40 weeks ended March 7, 2004 and March 9, 2003, and was $980,000 and $914,000 respectively, during the twelve weeks ended March 7, 2004 and March 9, 2003. The amount owed to the Company from these restaurants was $84,000 and $41,000 respectively, as of March 7, 2004 and June 1, 2003. Amounts due are always settled within 28 days of billing.

All related party transactions described herein were effected on substantially similar terms as transactions with persons having no relationship with the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

The Company’s Third Quarter of Fiscal 2004 consists of the twelve weeks ended March 7, 2004, and compares with the twelve weeks ended March 9, 2003, which constituted the Third Quarter of Fiscal 2003. The First Three Quarters of Fiscal 2004 consist of the 40 weeks ended March 7,2004, and compare with the 40 weeks ended March 9, 2003, which constituted the First Three Quarters of Fiscal 2003.

Total revenue for the Third Quarter of Fiscal 2004 was a record $59,633,000, an increase of $7,690,000, or 14.8 percent higher than the Third Quarter of Fiscal 2003. Net earnings for the Third Quarter of Fiscal 2004 were a record $2,216,000, or diluted earnings per share (EPS) of $.43. Comparable net earnings from the Third Quarter of Fiscal 2003 were $1,587,000, or $.32 diluted EPS.

Total revenue for the First Three Quarters of Fiscal 2004 was a record $197,420,000, an increase of $20,569,000, or 11.6 percent higher than the First Three Quarters of Fiscal 2003. Net earnings for the First Three Quarters of Fiscal 2004 were a record $7,915,000, or $1.54 diluted EPS. Comparable net earnings from the First Three Quarters of Fiscal 2003 were $6,715,000, or $1.34 diluted EPS.

Items in the Third Quarter of Fiscal 2004 having a significant impact on operating results were:

•	Big Boy same store sales increase of 7.3 percent higher than last year

•	Golden Corral same store sales decrease of .8 percent below last year

•	Higher commodity prices (see operating percentage table under “Results of Operations”)

Significant items affecting the operating results for the First Three Quarters:

•	Big Boy same store sales increase of 5.6 percent higher than last year

•	Lower than expected Golden Corral same store sales increase of 1.5 percent

•	Much higher commodity prices (see operating percentage table under “Results of Operations”)

•	$558,000 in higher costs to open new restaurants - $.07 lower diluted EPS

•	$265,000 in lower interest expense - $.04 higher diluted EPS

•	$376,000 in higher favorable self insurance reserve adjustments - $.05 higher diluted EPS

•	Last year’s non-recurring credits for impairment of assets - $811,000, or $.10 higher diluted EPS reported last year

•	Last year’s write-offs of certain Big Boy building design costs and disposal costs of equipment to make room for the “Great Steaks Buffet” - $673,000, or $.09 lower diluted EPS reported last year

All of these items are discussed in greater detail in the discussion of Results of Operations that follows.

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

Consolidated restaurant sales reached record heights during the Third Quarter of Fiscal 2004 and the First Three Quarters of Fiscal 2004:

	3rd Quarter		First Three Quarters
	March 7, 2004	March 9, 2003	March 7, 2004	March 9, 2003
	(in thousands)
Big Boy sales	$40,476	$36,727	$135,905	$127,567
Golden Corral sales	18,886	14,945	60,586	48,318

Consolidated restaurant sales	$59,362	$51,672	$196,491	$175,885

During the Third Quarter of Fiscal 2004, same store sales in Big Boy restaurants increased 7.3 percent above the Third Quarter of Fiscal 2003. Considerably higher customer counts were attained compared to the Third Quarter of Fiscal 2003, when severe winter weather resulted in a same store sales decrease. Big Boy same store sales increases have been achieved in 25 of the last 26 quarters. Same store sales for the First Three Quarters of Fiscal 2004 were 5.6 percent higher than the First Three Quarters of Fiscal 2003. The percentage increase in dining room sales exceeded the increase in carryout and drive-thru sales in each of the three quarters of fiscal 2004, continuing a trend that was begun in the latter part of fiscal 2003. The same store sales comparisons include average menu price increases of 1 percent implemented shortly before last year’s first quarter ended, 1.1 percent near the end of last year’s third quarter, 1.1 percent near the end of this year’s first quarter, and a 1.6 percent increase went into effect shortly before the Third Quarter of Fiscal 2004 ended.

From the beginning of fiscal 2003 through the end of the Third Quarter of Fiscal 2004, two new Big Boy restaurants have been opened, while no restaurants have been closed. One of the restaurants that was opened replaced a building upon the same site during fiscal 2003. The other new restaurant opened in January 2004. The Company operated 89 Big Boy restaurants as of March 7, 2004. Another Big Boy restaurant opened for business on March 8, 2004, the first day of the fourth quarter of fiscal 2004. It relocated an existing restaurant to a superior site within the same neighborhood. The Big Boy development schedule calls for two new restaurants to open over the next twelve months. The openings are scheduled for August and September 2004. The latter is a replacement building on its existing site.

The Golden Corral sales increases were primarily the result of more restaurants in operation:

	Third Qtr.		First Three Qtrs.
	2004	2003	2004	2003
In operation at beginning of period	24	19	20	16
Opened during the period	1	1	5	4
In operation at end of period	25	20	25	20
Total sales weeks during period	294	234	901	735

The Golden Corral development schedule calls for five new restaurants to open over the next twelve months. Openings are scheduled in May, July, September and November of 2004. The fifth one should open in January 2005.

During the Third Quarter of Fiscal 2004, Golden Corral same store sales decreased .8 percent below the Third Quarter of Fiscal 2003. This marked the second consecutive quarter of Golden Corral same store sales declines. These declines can be traced to the “sister-store” effect of building additional restaurants in existing markets. Management believes this is a short-term effect that will be far outweighed with long-term benefits. Following general industry practice, these same store sales comparisons include only those restaurants that were open for five full fiscal quarters prior to the start of the comparison periods. This removes possible misleading numbers that can be caused by the great influx of customers during the first several months of operation, sometimes called the “honeymoon” period of a new restaurant. Using this formula, eighteen of the 25 restaurants were included in the Third Quarter of Fiscal 2004 same store sales calculation.

For the First Three Quarters of Fiscal 2004, Golden Corral same store sales increased 1.5 percent above the First Three Quarters of Fiscal 2003. Only fourteen of the 25 restaurants were included in the comparison. The introduction of the “Great Steaks Buffet” in Golden Corral restaurants was completed during the Second Quarter of Fiscal 2003. The conversion of the hot bars allowed the Company to begin charging an extra dollar for the basic buffet, equating to a 7.9 percent average menu price increase. The “Great Steaks Buffet” concept features all-you-

can-eat charbroiled steaks served on the buffet. During the Second Quarter of Fiscal 2004, a 3.3 percent price increase was implemented.

Pre-tax earnings for both operating segments are highlighted below (also see Note F to the consolidated financial statements):

	3rd Quarter		First Three Quarters
	March 7, 2004	March 9, 2003	March 7, 2004	March 9, 2003
	(in thousands)
Big Boy pre-tax earnings	$4,458	$3,851	$16,319	$14,923
Golden Corral pre-tax earnings	729	643	2,056	1,989

Total pre-tax earnings by segment	$5,187	$4,494	$18,375	$16,912

The operating percentages shown in the following table are percentages of restaurant sales (as defined in a previous paragraph) rather than of total revenue. The table supplements the discussion that follows which concerns cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	12 weeks 03/07/04			12 weeks 03/09/03			40 weeks 03/07/04			40 weeks 03/09/03
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Food and Paper	34.4	32.4	38.6	33.0	30.8	38.5	34.1	31.9	38.9	32.5	30.4	38.1
Payroll and Related	34.0	35.4	30.9	35.1	36.6	31.6	33.9	35.0	31.2	34.8	36.0	31.9
Other Operating Costs (including opening costs)	20.5	18.7	24.5	21.1	20.1	23.7	20.4	18.6	24.4	21.2	20.2	24.0

Higher commodity costs, especially beef, dairy and pork, have driven the food and paper cost percentages higher in all periods presented in the table for both Big Boy and Golden Corral. Beef, in particular, has been at record highs and continues to be a highly volatile market. Import and export restrictions can cause wide fluctuations in cost. Although beef prices have declined slightly since December 2003 when export restrictions were imposed due to the detection of Mad Cow Disease in a single slaughtered cow from the nation’s herd, management believes that appreciably lower prices can not be expected any time soon. Commodity prices are generally expected to continue rising in the near term, but not as rapidly as was experienced through the First Three Quarters of Fiscal 2004. The food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet.

Menu price hikes have helped to counter the effects of the higher cost of food to a certain degree, however, menu prices can not be raised high enough at once to offset the significant increases that have been seen on a wide range of products. The effect of commodity price increases can also be managed with changes to the Big Boy menu mix and effective selection of items served on the Golden Corral food bar.

Self insured claims experience is reviewed and adjusted annually during the first quarter. The assumptions used to measure these adjustments can be complex and sometimes require management to exercise considerable judgment. However, management does not consider the adjustments made during the annual review to be critical to the fair presentation of the Company’s financial condition or its results of operations for the fiscal year taken as a whole. Results for the first three quarters of both fiscal years received the benefit of favorable claims experience, as self insurance liabilities were lowered by $710,000 during the first quarter of fiscal 2004 and by $334,000 in the first quarter of fiscal 2003.

When compared against comparable periods in fiscal 2003, payroll and related cost percentages moved downward in both the Third Quarter and First Three Quarters of Fiscal 2004 for both the Big Boy and Golden Corral operating segments, even when the benefit of the self insurance reserve adjustments (discussed in the preceding paragraph) that were apportioned to payroll and related costs is excluded. The combination of Big Boy’s same store sales increase and average pay rates moving lower during the Third Quarter and First Three Quarters of Fiscal 2004, was more than enough to compensate for the effects of a significant increase in the number of hours worked, plus higher pension and medical costs. Golden Corral’s percentages also moved downward during the Third Quarter and First Three Quarters of Fiscal 2004 despite the decline in same store sales during the Third Quarter of Fiscal 2004 and a lower than expected same store sales increase for the First Three Quarters of Fiscal 2004. The lower Golden Corral percentages were achieved with the combination of a reduction in the number of hours worked along with lower pay rates, offset somewhat by higher costs of variable compensation and medical insurance.

Although federal legislation has once again been introduced in an effort to raise the federal minimum wage, the Company believes that it is unlikely to be signed into law in the near term. If such legislation were to be enacted, the Company would counter the effects with higher menu prices, together with tighter payroll standards and a reduction in hours worked.

The fair value of the assets in the Company’s defined benefit pension plans has been adversely affected by poor returns on equity investments in recent years. The result has increased the Company’s pension expense after many years of steady, low costs. The net periodic pension cost (computed under Statement of Financial Accounting Standards No. 132) was $479,000 and $297,000 respectively, in the Third Quarter of Fiscal 2004 and the Third Quarter of Fiscal 2003. Net periodic pension cost was $1,554,000 and $1,020,000 respectively, for the First Three Quarters of Fiscal 2004 and the First Three Quarters of Fiscal 2003. Net periodic pension cost for fiscal year 2004 is currently projected to be approximately $2,035,000. The weighted average discount rate used in the actuarial assumptions will be reduced from 6.5 percent to 6.0 percent for the fiscal year that will begin on May 31, 2004, causing net periodic pension cost to again move higher. Contributions to these plans were $1,795,000 during Fiscal 2003. Minimum contributions to the plans for fiscal year 2004 approximate $2,200,000, some of which may be deferred and not paid until fiscal year 2005. Through the First Three Quarters of Fiscal 2004, $685,000 has been contributed. The Company may elect to contribute as much as $2,900,000.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. As most of these expenses tend to be more fixed in nature, same store sales increases cause these costs to be a lower percentage of sales, as reflected in the above table for Big Boy. The Big Boy percentage reduction for the First Three Quarters of Fiscal 2004 was greater than the reduction for the Third Quarter of Fiscal 2004 largely due to certain write-offs recorded in the first quarter of fiscal 2003 for the cost of abandoning design plans for the Big Boy prototype restaurant building that was introduced in Fiscal 2001. Golden Corral same store sales decreases during the Third Quarter of Fiscal 2004 and a lower than expected same store sales increase for the First Three Quarters of Fiscal 2004 caused other operating costs to be a higher percentage of sales for both the Third Quarter of Fiscal 2004 and the First Three Quarters of Fiscal 2004. The increase for the First Three Quarters of Fiscal 2004 was not as great as the increase for the Third Quarter of Fiscal 2004 due to certain equipment write-offs recorded in the first quarter of fiscal 2003. Also included in the other operating cost percentages are higher charges for new store opening costs. During the First Three Quarters of Fiscal 2004, $214,000 more for Big Boy and $344,000 more for Golden Corral was incurred.

Results for the Third Quarter of Fiscal 2003 were favorably affected by a credit to impairment of assets totaling $145,000 that resulted from the sale of a former Big Boy restaurant. The credit reflects the over estimation of the impairment charge that was taken when the restaurant was permanently closed in fiscal 2001. The First Three Quarters of Fiscal 2003 also included a credit to impairment of assets of $666,000 relating to the cancellation of a long-term lease for another former Big Boy restaurant that had ceased operating in fiscal 2001. The credit included the cancellation and reversal of future lease obligations that had been accrued when the restaurant closed. No impairments of assets were recorded in the First Three Quarters of Fiscal 2004.

Interest expense decreased $265,000 during the First Three Quarters of Fiscal 2004, or 12.4 percent lower than the First Three Quarters of Fiscal 2003. Capitalized interest was much higher throughout the First Three Quarters of Fiscal 2004. Also, the weighted average fixed interest rate on the Company’s term loans has moved lower reflecting the mix of loans added during the last twelve months at rates lower than older higher rate loans, the principal of which is now amortizing much more rapidly. Significant payments against these installment loans should help to counter the effects of additional borrowing in Fiscal 2004. However, interest expense will likely increase during the fourth quarter of fiscal 2004 reflecting the effect of $4,000,000 borrowed during the Third Quarter of Fiscal 2004.

As a percentage of pre-tax earnings, the estimated effective tax rate for the entire year remained at 35.5 percent for the Third Quarter of Fiscal 2004 and the First Three Quarters of Fiscal 2004. The comparable rate was estimated at 36 percent for the Third Quarter of Fiscal 2003 and the First Three Quarters of Fiscal 2003. These rates have been kept consistently low through the Company’s use of tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. To a lesser degree, the Company also uses the federal Work Opportunity Tax Credit (WOTC). Although WOTC expired on December 31, 2003, Congress is expected to soon extend it once again. No significant change in the effective tax rate resulted when WOTC expired.

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

LIQUIDITY AND CAPITAL RESOURCES

Restaurant sales provide the Company’s principal source of cash. The funds are immediately available for the Company’s use, as substantially all restaurant sales are received in cash or credit cards. Net earnings plus depreciation provide the primary source of cash provided by operating activities. Other sources of cash may include borrowing against the Company’s credit lines, proceeds from employees’ exercising of stock options and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

The Company has historically maintained a strategic negative working capital position, a common practice in the restaurant industry. As significant cash flows are consistently provided by operations, and credit lines are readily available, the use of this practice should not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments as of March 7, 2004 shown in the following table.

	Payments due by period (in thousands)
	Total	1 year	year 2	year 3	year 4	year 5	more than 5 years
Long-Term Debt	42,435	5,915	8,333	6,279	15,539	4,064	2,305
Rent due under Capital Lease Obligations	5,065	900	841	619	2,608	72	25
1 Rent due under Operating Leases	14,920	1,438	1,269	1,109	934	794	9,376
Unconditional Purchase Obligations	7,540	7,165	375
Other Long-Term Obligations	None
Total Contractual Cash Obligations	69,960	15,418	10,818	8,007	19,081	4,930	11,706

1	Not included are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $51 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or re-sublet the properties.

The working capital deficit was $18,100,000 as of March 7, 2004. The working capital deficit is likely to increase over the next few years at a modest, manageable pace as construction debt is prudently increased to supplement the use of internally generated cash to finance expansion plans. As of March 7, 2004, $45,000,000 had been cumulatively borrowed against the Company’s $55,000,000 Construction Draw Credit Facility, leaving $10,000,000 available to be drawn upon before the availability of draws is scheduled to expire on September 1, 2005, unless extended. Additionally, a $5,000,000 working capital revolving line of credit (currently unused) is readily available if needed.

Operating cash flows were $21,034,000 in the First Three Quarters of Fiscal 2004, an increase of $3,868,000 compared with the First Three quarters of Fiscal 2003. The increase is attributable to the combination of higher net earnings, last year’s credit to impairment of assets, an increase in accounts payable and a decrease in income tax payments resulting from federal bonus depreciation rules.

Capital spending is the principal component of investing activities. Capital spending was $22,287,000 during the First Three Quarters of Fiscal 2004, an increase of $7,047,000 from the First Three Quarters of Fiscal 2003. This year’s capital spending includes $13,581,000 for Golden Corral restaurants, principally for new restaurant construction and site acquisitions. Also included in the capital costs was $8,706,000 spent on Big Boy restaurants, consisting of new restaurant construction, a site acquisition, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Four Golden Corral restaurants have been built on leased land. Another Golden Corral ground lease has been entered into for a restaurant to open in calendar year 2005. In addition, a Big Boy that opened in January 2004 was built upon leased land. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended.

Also included in investing activities for the First Three Quarters of Fiscal 2004 is the recovery of $1,700,000 received in settlement of certain litigation relating to defective construction of a Golden Corral restaurant. A Golden Corral restaurant that opened in January 2003 was the replacement of a defective restaurant building in Canton, Ohio. The defective building had originally been expected to be placed in service in September 2001. Its construction was halted in August 2001 when structural defects were discovered. The Company asserted claims against certain firms with which the Company had contracted for the design, engineering and construction of the defective building. Claims against the architect and the architect’s structural engineering consultant were resolved in July 2003. The defendants agreed to pay the Company $1,700,000 as a full settlement. Receipt of the settlement funds was sufficient to recover all construction costs incurred, including the cost to raze the defective building. The Company continues to prosecute its claim exceeding $1,000,000 against the general contractor that built the building.

Financing activities in the First Three Quarters of Fiscal 2004 included $7,500,000 of new debt borrowed against the Company’s credit lines. Scheduled and other payments of long-term debt and capital lease obligations amounted to $4,637,000 during the First Three Quarters of Fiscal 2004. Regular quarterly cash dividends paid to shareholders totaled $1,546,000, including dividends of $.09 per share in July 2003, $.11 in October 2003 and $.11 in January 2004. The 22 percent increase in the dividend rate was the Board of Directors’ recognition of the Company’s stronger results and optimistic outlook. Cash dividends paid per share to the Company’s shareholders have increased in each of the last six years. As the Company expects to continue its 43 year practice of paying regular quarterly cash dividends, the Board of Directors declared another $.11 per share dividend on March 16, 2004.

Also included in financing activities in the First Three Quarters of Fiscal 2004 are proceeds of $923,000 from employees and directors who acquired 78,100 shares of the Company’s common stock through exercise of stock options granted by the Company’s 1993 Stock Option Plan. As of March 7, 2004, 320,000 shares remain outstanding under the 1993 Plan, including 227,000 fully vested shares at a weighted average price per share of $14.94, and 80,000 shares are available to be optioned. Shareholders approved the 2003 Stock Option and Incentive Plan in October 2003. The maximum number of shares that the new Plan may issue is 800,000. As of March 7, 2004, no awards had been granted under the 2003 Stock Option and Incentive Plan.

No shares have been acquired under the Company’s current stock repurchase program, which authorizes the repurchase of up to 500,000 shares of the Company’s common stock through October 2004. The current price at which shares of the Company’s common stock are being traded does not warrant the utilization of the program.

The Company’s development agreements with Golden Corral Franchising Systems, Inc. call for opening 41 Golden Corral restaurants by December 31, 2007. The Company is in compliance with the development agreements, as modified. Twenty-five restaurants were in operation as of March 7,2004, including one that opened in the Third Quarter of Fiscal 2004. Two restaurants were under construction as of March 7, 2004. Costs remaining to complete construction of these two restaurants were estimated at $3,612,000 as of March 7, 2004. Construction of three more

Golden Corrals is scheduled to be completed over the next twelve months. On average, the cost to build and equip each Golden Corral restaurant is approximately $3,000,000, including land.

Construction costs remaining to be paid as of March 7, 2004 for a Big Boy restaurant that opened March 8, 2004 were $342,000. Current plans call for two more Big Boys to be under construction before fiscal 2004 ends on May 30, 2004. The approximate cost to build and equip a new Big Boy restaurant ranges from $2,300,000 to $2,800,000, depending on land cost. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year. The cost of the fiscal 2004 remodeling program is estimated at $1,325,000, approximately $450,000 of which remains to be spent over the remainder of fiscal 2004. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

The Company is currently executing a plan to replace its headquarters legacy information systems with an integrated enterprise system. The installation of the system is expected to be completed in September 2004. The total cash required to install the system is estimated at $4,300,000. Costs remaining to complete the project are estimated at $1,500,000 as of March 7, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s chief executive officer (CEO) and chief financial officer (CFO) have reviewed and evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this Quarterly Report on Form 10-Q. Their evaluation concluded that the Company’s disclosure controls and procedures were effective in providing assurance that required information had been identified and disclosed accordingly in this Quarterly Report on Form 10-Q for the quarter ended March 7, 2004.

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

On July 30, 2002, the Company’s general contractor, Fortney, filed a Demand for Arbitration against the Company with the American Arbitration Association. Fortney sought recovery of its “outstanding contract balance,” in the sum of Two Hundred Ninety-Three Thousand Six Hundred Thirty-Eight Dollars ($293,638), plus interest, fees, and costs. Fortney contends that it is owed this money by the Company under the terms of the General Construction Contract. The Company has denied that it owes these monies to Fortney, and has filed a counterclaim against Fortney alleging defective construction. The Company’s claim against Fortney is for excess cost of construction, loss profit, interest and costs. The claim exceeds One Million Dollars ($1,000,000).

On August 29, 2002, the Company filed a lawsuit in the Stark County (Ohio) Court of Common Pleas against its former architect, LMH&T. LMH&T brought into the lawsuit its structural engineering consultant, Maverick, as well as the Company’s soils consultant, Cowherd Banner Carlson Engineering (“CBC”). The lawsuit alleged negligent design as a causal factor in the demise of the original structure, and sought damages including lost profits, interest, and costs, to exceed Two Million Five Hundred Thousand Dollars ($2,500,000).

In July 2003, the Company resolved all claims, counterclaims, and cross-claims, against and involving the trial court defendants. The trial court defendants, including LMH&T and Maverick, agreed to pay to the Company the sum of One Million Seven Hundred Thousand Dollars ($1,700,000) in full and final settlement of all claims. The Company has received the settlement funds in full.

The resolution between the Company and the trial court defendants (design team) is separate and apart from the dispute between Fortney and the Company, which is before the American Arbitration Association. In that action, Fortney continues to seek recovery of Two Hundred Ninety-Three Thousand Six Hundred Thirty-Eight Dollars ($293,638), plus interest, fees, and costs. The Company continues to seek the balance of its claim from Fortney.

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

A Form 8-K was filed April 6, 2004 reporting under Item 12 the Registrant’s press release announcing financial results for the third quarter ended March 7, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(registrant)

DATE    April 6, 2004

BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and Principal Financial and Accounting Officer