Form 10-K
period 2004-05-30
FRISCHS RESTAURANTS INC
filed 2004-08-13
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting common stock held by non-affiliates on December 14, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $78.3 million, based upon the closing price of the shares on the American Stock Exchange on that date.

As of August 5, 2004, there were 5,037,159 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 30, 2004 are incorporated by reference into Part III.

Cautionary Statement

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance to differ materially from those expressed or implied by those statements. Forward-looking statements can generally be identified in sentences that contain words such as “should”, “could”, “will”, “may”, “plans”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “believe” and similar words that are used to convey the fact that the statement being made is prospective and does not strictly relate to historical or present facts.

Food safety is the most significant risk to any company that operates in the restaurant industry. Other examples of factors that could materially affect actual results include, but are not limited to: intense competition for customers; consumer perceptions of value, food quality and quality of service; changing consumer preferences, particularly based on concerns with nutritional content of the Company’s food or restaurant food in general; changing neighborhood demographics; changes in business strategy and development plans; the rising cost of quality sites on which to build restaurants; poor selection of restaurant sites; changes in the supply and cost of food; the effects of other inflationary pressures, especially higher costs for health care benefits and energy prices; rolling power outages; shortages of qualified labor; seasonal weather conditions, particularly during the winter months of the third quarter; natural disasters; fires or explosions; criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes; acts of terrorists or acts of war; civil disturbances; boycotts; variable interest rates; limitations on borrowing capacity; legal claims; changes in accounting standards; estimates used in preparing financial statements; disruptions to the business during transitions to new computer software; financial stability of technology vendors to support computer software over the long-term; unauthorized access to information systems; changes in governmental regulations regarding the environment; exposure to penalties for potential violations of numerous governmental regulations in general, and immigration (I-9) and minor labor regulations in particular; any future imposition by OSHA of costly ergonomics regulations on workplace safety; legislative changes affecting labor law, especially increases in the federal minimum wage; and legislation or court rulings that result in changes to tax codes.

A more detailed discussion of these factors can be found under Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in Part II, Item 7 of this Form 10-K. Risk factors may also be discussed from time to time in the Company’s press releases, public statements or other filings with the Securities and Exchange Commission. All forward looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors.

PART I

(Items 1 through 4)

ITEM 1 - BUSINESS

General

The registrant, Frisch’s Restaurants, Inc. (together with its wholly owned subsidiaries, referred to as the “Company” or the “Registrant”), is a regional company that operates and licenses others to operate full service family-style restaurants under the name “Frisch’s Big Boy”, and operates grill buffet style restaurants under the name “Golden Corral” under certain licensing agreements. The Company is an Ohio Corporation that was incorporated in 1947. Headquartered in Cincinnati, Ohio, the Company’s stock has been publicly traded since 1960.

As of May 30, 2004, the Company operated 88 family-style restaurants using the “Big Boy” trade name and 26 “Golden Corral” grill-buffet style family restaurants. Additionally, the Company had licensed 31 “Big Boy” restaurants to other operators. All of these restaurants are currently located in various markets of Ohio, Kentucky and Indiana. The Company’s strategic plan is built upon the traditional “Big Boy” restaurants, which allows for the rapid expansion of the “Golden Corral” concept. The Company’s vision is to be the best large owner/operator of franchised, multi-location restaurant concepts within 500 miles of Cincinnati.

Both the “Big Boy” and “Golden Corral” formats are considered reportable operating segments for purposes of compliance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Financial information by operating segment as of and for the three fiscal years in the period ended May 30, 2004 appears in Note G - Segment Information – to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

In March 2000, the Company’s Board of Directors authorized management to divest the Company’s lodging operations, which consisted of two high-rise hotels located in the greater Cincinnati area that were licensed to the Company through Choice Hotels International of Silver Spring, Maryland. One of the hotels used the trade name “Quality Hotel”; the other used the upscale “Clarion Hotel” brand. Prior to July 1999, the “Clarion” was also a “Quality Hotel”. Extensive renovations from 1995 through 1999 qualified it for the change to “Clarion”. The Company continued to operate both hotels until both were sold during the year ended June 3, 2001.

Big Boy Restaurant Operations

Big Boy restaurants are full service family restaurants offering quick, efficient service, which the Company operates under the name “Frisch’s”. Substantially all of the restaurants also have “drive-thru” service. The restaurants are open seven days a week, typically from 7:00 a.m. to 11:00 p. m. with extended weekend evening hours. Menus are generally standardized with a wide variety of items at moderate prices, featuring well-known signature items such as the original “Big Boy” double-deck hamburger sandwich, freshly made onion rings and hot fudge cake. Menu selections also include many other sandwiches, pasta, roast beef, chicken and seafood dinners, desserts, non-alcoholic beverages and other items. In addition, a full breakfast menu is offered, and substantially all of the restaurants contain breakfast bars that are easily converted to soup and salad bars for lunch and dinner hours. Drive-thru and carryout menus emphasize combo meals that consist of a popular sandwich packaged with french fries and a beverage and sold at a lower price than if purchased separately. Although customers have not shown any significant preference for highly nutritional, low fat foods, such items are available on the menu and salad bars. In addition, customers are not discouraged from ordering customized servings to meet their dietary concerns (a sandwich can be ordered, for example, without the usual dressing of cheese and tartar sauce).

Operations in the Big Boy segment are vertically integrated. A commissary is operated near the Company’s Cincinnati headquarters that manufactures and prepares foods, and stocks food and beverages, paper products and other supplies for distribution to Big Boy restaurants. Some companies in the restaurant industry operate commissaries, while others purchase directly from outside sources. Raw materials, principally consisting of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. The Company believes that its Big Boy operations benefit from centralized purchasing and food preparation through the commissary operation, which ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs. Revenue from the sale of commissary products to licensed Big Boy restaurants amounted to less than four percent of consolidated revenue in each of the three fiscal years in the period ended May 30, 2004. As of May 30, 2004, seventeen of the 31 licensed Big Boy restaurants regularly purchased items from the commissary. The commissary does not supply the Company’s Golden Corral restaurants.

System-wide Frisch’s Big Boy restaurant sales, which include sales generated by restaurants that the Company licenses to others, were approximately $207 million in fiscal 2004, $199 million in fiscal 2003, and $198 million in fiscal 2002.

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

The Big Boy marketing strategy – “What’s Your Favorite Thing?” – has been in place since the latter half of fiscal 1998. The Company believes its effectiveness has not diminished. The strategy emphasizes Big Boy’s distinct signature menu items. Since the spring of 1999, increased use of radio and cable TV has been utilized to reach more consumers more cost effectively than had the previous practice of placing most of the commercial spots on network television. The Company currently expends for advertising an amount equal to two and one-half percent of Big Boy gross sales.

As part of the Company’s commitment to serve customers in clean, pleasant surroundings, the Company renovates approximately one-fifth of its Big Boy restaurants each year; the renovations rotate between a “minor” redecoration after five and fifteen years of operation and a “major” renovation after ten and twenty years of operation. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. At least one older Big Boy restaurant is typically razed each year and replaced with a new building.

The following tabulation sets forth Big Boy restaurant openings and closings for restaurants operated by the Company for the five fiscal years ended May 30, 2004:

	Fiscal Year Ended
	5/28/00	6/3/01	6/2/02	6/1/03	5/30/04
Big Boy Restaurants Operated by the Company
Opened	—	1	2	—	2
Opened replacement building	—	—	1	1
Closed to make way for new buildings	—	(1)	(1)	—	(1)
Closed	—	(2)	(1)	—	(1)

Total Operated Big Boy Restaurants	88	86	87	88	88

A completely new style of architecture was introduced when the 2001 restaurant opened, the first new Big Boy since 1997. On average, the approximate cost to build and equip a typical Big Boy restaurant ranges from $2,300,000 to $2,700,000, depending on land cost. A revised prototype building was introduced with the two new restaurants that opened during the fiscal year ended May 30, 2004. One of the fiscal 2004 openings was a relocation of an existing operation to a superior site within the same neighborhood. Current plans call for one new restaurant to open in fiscal 2005 along with one building to replace a restaurant razed at the end of fiscal 2004. Both of these restaurants were under construction as of May 30, 2004. Openings are planned for August and September 2004.

The following tabulation sets forth Big Boy restaurant openings and closings for restaurants licensed to other operators for the five fiscal years ended May 30, 2004:

	Fiscal Year Ended
	5/28/00	6/3/01	6/2/02	6/1/03	5/30/04
Big Boy Restaurants Licensed to Others
Opened	1	1	—	—	0
Closed	(1)	(2)	(2)	(2)	(1)

Total Big Boy Restaurants Licensed to Others	37	36	34	32	31

No negotiations are currently underway to sell any new Big Boy licenses.

Franchise fees are charged to licensees for use of trademarks and trade names and licensees are required to make contributions to the Company’s general advertising account. These fees and contributions are calculated principally on percentages of sales. Total franchise and other service fee revenue earned by the Company from licensees was substantially less than one percent of consolidated revenue for each of the three fiscal years in the period ended May 30, 2004. Other service fees from licensees include revenue from accounting and payroll services that five of the licensed restaurants currently purchase from the Company.

The license agreements with licensees are not uniform, but most of the licenses for individually licensed restaurants that were in effect as of May 30, 2004 are covered by agreements containing the following provisions:

1.	The Company grants to the Licensee the right to use the name “Frisch” and/or “Frisch’s” and related trademarks and names in connection with the operation of a food and restaurant business, in return for which the Licensee pays a license fee equal to three and three-quarters percent of its gross sales. In addition, an initial fee of $30,000 is generally required.

2.	The Company provides local and regional advertising through publications, radio, television, etc., in return for which the Licensee pays an amount equal to two and one-half percent of its gross sales.

3.	The Licensee agrees to conduct its business on a high scale, in an efficient manner, with cleanliness and good service, all to the complete satisfaction of the Company, and to comply with all food, sanitary and other regulations, and to serve only quality foods.

4.	The term of the license is for a period of five years. The license can be renewed for two further periods of five years each provided the terms are similar to those contained in license agreements given by the Company at such time. For license agreements entered into after June 2, 2002, the term of the license was increased to twenty years.

Long standing area license agreements granted to other operators in northern Indiana and northwestern Ohio differ in various ways from license agreements covering individual restaurants. The most notable differences are significantly lower license and advertising fee percentages and lower initial fees. Provisions for these lower fees have been perpetually in place since the 1950’s.

Golden Corral Restaurant Operations

In 1998, the Company entered into an area development agreement with Golden Corral Franchising Systems, Inc. of Raleigh, North Carolina (“Franchisor”), under which development rights were granted to the Company to establish and operate 26 Golden Corral restaurants in certain markets in Ohio, Kentucky and Indiana, principally the greater metropolitan areas of Cincinnati and Dayton, Ohio and Louisville, Kentucky. In July 2000, the Company entered into a second area development agreement with the Franchisor, which granted development rights to the Company to establish and operate fifteen additional Golden Corral restaurants in certain defined markets in the Cleveland and Toledo, Ohio Designated Market Areas. The Company does not have the right to sub-license others to use the Golden Corral system or proprietary marks. The Company has been in full compliance with the development schedules, which had called for all 41 restaurants to be open by December 31, 2007.

In July 2004, the Company agreed to develop an additional 21 Golden Corral restaurants by December 31, 2011, including markets in western Pennsylvania, southern Michigan, northern Indiana, the northwest portion of West Virginia and certain areas of Ohio, including Columbus. Including the previous rights granted in 1998 and 2000, the new agreement brings the total to 62 restaurants to be open by December 31, 2011.

The Company opened its first Golden Corral restaurant in January 1999. The following tabulation sets forth Golden Corral restaurant openings for the five fiscal years ended May 30, 2004:

	Fiscal Year Ended
	5/28/00	6/3/01	6/2/02	6/1/03	5/30/04
Golden Corral Restaurants Operated by the Company
Opened	4	5	6	4	6

Total Operated Golden Corral Restaurants	5	10	16	20	26

With 26 restaurants in operation as of May 30, 2004, the combined build-out plan calls for three additional restaurants to be open by December 31, 2004, two of which were under construction as of May 30, 2004. Openings are planned for July, September and November 2004. The remaining development schedule calls for five restaurants to be opened for six consecutive years, with the final three to be built in 2011. On average, the approximate cost to build and equip each Golden Corral restaurant is $3,000,000, including land.

Golden Corral is a grill-buffet style family restaurant concept offering a wide variety of buffet items. In fiscal 2003, the “Great Steak Buffet” was introduced to replace the “Golden Choice Buffet” at the dinner hour. All new and existing Golden Corral’s were fitted with larger charbroil grills that were placed directly on the buffet line. This new format has allowed customers to be served grilled-to-order steaks directly from the buffet line as part of the regular buffet price, which was increased by one dollar. The “Great Steaks Buffet” continues to feature many other varieties of meat including fried and rotisserie chicken, meat loaf, pot roast, fish and a carving station that rotates hot roast beef, ham and turkey. The buffet also includes fresh fruits and vegetables, other hot and cold buffet foods, a salad bar, desserts, an in-store display bakery that offers made-from-scratch bakery goods every fifteen minutes, and many beverage items, none of which contain alcohol. Most of the food is prepared in full view of customers in order to emphasize its freshness and quality. The restaurants have distinctive exteriors and interior designs and trade dress, and are open seven days a week for lunch and dinner, providing prompt, courteous service in a clean and wholesome family atmosphere. Typical operating hours are 11:00 a.m. to 10:00 p.m. Additionally, the restaurants open earlier on weekends to provide the “Golden Sunrise Breakfast” buffet. The Company has sole discretion as to the prices charged to its customers. Low fat foods are available on the food bars. The nature of buffet style dining easily affords every customer vast control in tailoring a meal to meet individual dietary needs, not only in terms of what is consumed but also in the quantity.

The Company may only sell such products, food, beverages and other menu items that meet the Franchisor’s standards of quality and quantity, as expressly approved and have been prepared in accordance with the Franchisor’s specifications. Except for items such as fresh produce and dairy products that are purchased from any number of local suppliers, the Company currently purchases substantially all raw material for such menu items from the same vendor that the Franchisor uses for its operations. Deliveries are made two or three times per week. Other vendors are available to provide products that meet the Franchisor’s specifications at comparable prices should the Company wish or need to make a change.

Under the terms of the area development agreements, each Golden Corral restaurant operated by the Company is governed by an individual franchise agreement. The term of each franchise granted is for fifteen years from the date the restaurant opens for business. Renewal privileges include two additional consecutive five year terms provided that the terms are the same as the then-current form of renewal required by the Franchisor.

In consideration of the granting of each individual franchise agreement, an initial franchise fee of $40,000 is required. Additionally, a royalty fee is required in an amount equal to four percent of the restaurant’s gross sales, and the Company is required to expend or contribute for advertising an amount not less than two percent of its gross sales up to a maximum of six percent of its gross sales. The Company currently is required to spend two percent of Golden Corral’s gross sales on advertising.

Television spots for Golden Corral were started over a year ago in the Cincinnati market, promoting the “Great Steak Buffet.” Television campaigns were initiated during the year ended May 30, 2004 in Louisville and Dayton where sales volumes can now justify the cost of television. Radio spots are used in markets that have not yet reached sufficient volumes.

The Company’s original five Golden Corral restaurants, now five years old, are slated to receive minor renovations in fiscal 2005. The Golden Corral renovation plan is being designed to mirror the highly successful program used in Big Boy restaurants, as discussed above.

Other Operating Information

Each of the Company’s restaurants is managed through standardized operating and control systems. To enhance these controls, the installation of a point-of-sale (POS) system was completed in all Big Boy restaurants in February 1999. The system eliminated many cumbersome tasks such as manual order entry and the errors associated with it. It has provided cost savings and administrative advantages by allowing management to instantly accumulate and utilize data for more effective decision making, while allowing managers to spend more time in the dining room focusing on customer needs. The Company’s total investment exceeded $4.8 million. As part of an upgrade to the POS system, the Company completed the installation of a new back office system in each restaurant during fiscal 2003, requiring a total investment of over $400,000. The upgrade has improved tracking and reporting capabilities.

To further supplement the use of technology in the field in fiscal 2004, satellite broad band connectivity was implemented between headquarters and all restaurants. In addition, gift cards replaced the use of paper gift certificates for both Big Boy and Golden Corral restaurants. Plans for fiscal 2005 call for installation of electronic signature capture devices in all restaurants to process debit and credit card transactions.

At the beginning of fiscal 1999, the Company initiated a new incentive-based compensation program for Big Boy restaurant managers, area supervisors and regional directors (collectively, operations management) that was later expanded to include Golden Corral operations management. It replaced a bonus program that was paid on the basis of increases in sales and profit over the previous year, which sometimes had the adverse effect of penalizing better managers. The new program ties compensation of operations management more directly to the cash flow of their restaurant(s), allowing incentive compensation to be earned on a more consistent basis. In addition, the maximum amount that restaurant managers can earn was also increased to a level the Company believes is well above the average for competing restaurant concepts. As had been expected, a reduction in restaurant manager turnover has been achieved. The Company believes the program has helped to build a strong management team focused on building same store sales and margins.

The Company has comprehensive recruiting and training programs designed to maintain the food and service quality necessary to achieve its goals for operating results. The Company considers its investment in its people to be a strategic advantage. The Company maintains a management recruiting staff at its headquarters. Corporate training centers for new Big Boy managers are operated in Cincinnati, Ohio and Covington, Kentucky, and a certified training center is located in Middletown, Ohio for new Golden Corral managers. The training includes both classroom instruction and on-the-job training. In 2001, a full time recruiter was added to attract high quality hourly-paid restaurant workers. Innovative software products were introduced in 1998 and 1999 consisting of an employee selection program that helps lower hourly employee turnover rates; a telephone processed program that measures employee job satisfaction; and an interactive employee training program that uses training videos and quizzes. These training videos have evolved from CD ROM format in 1998 to downloaded versions from the Company’s headquarters. Today, digital videos are loaded directly onto the hard drive of a PC located at each restaurant that is networked to the POS system, allowing headquarters access to the interactive results. The production of the current digital training videos with updated training material was completed in May 2002 at a cost of approximately $250,000. In fiscal 2004, new PC’s were installed in all restaurants and significant upgrades were made to the employee selection and job satisfaction programs.

The Company’s headquarters legacy information systems were evaluated in 2002 and found to be incapable of supporting the Company’s long-term planned growth without eventually incurring substantial annual incremental costs. The Company expects to complete the installation of an integrated enterprise system in September 2004 at a cost in excess of $4,000,000. The system was designed to support the Company’s information needs today and well into the foreseeable future.

Most new restaurant construction requires approximately eighteen weeks to complete. Prior to September 2003, the Company acted as the general contractor for substantially all new restaurant construction (except for Golden Corral restaurants in northeastern Ohio where outside general contractors have always been used). In September 2003, the Company began awarding bids to outside general contractors for all new restaurant construction. The general contractor selects and schedules sub-contractors, and is responsible for procuring all building materials. A Company project manager is assigned to provide general oversight of all construction projects.

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

Working Capital

Restaurant sales provide the Company’s principal source of cash. Funds from both the Big Boy and Golden Corral operating segments are immediately available to meet the Company’s working capital needs, as substantially all restaurant sales are received in cash or cash equivalents such as debit and credit cards. The Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry. The working capital deficit was $20,561,000 as of May 30, 2004. As significant, predictable cash flows are provided by operations, the deployment of a negative working capital strategy has not and will not hinder the Company’s ability to satisfactorily retire any of its obligations when due. Additionally, a $5,000,000 working capital revolving line of credit is readily available if needed.

Competition

The restaurant industry is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. Both the Big Boy and Golden Corral operating segments have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of the Company, is dominant in the family-style sector of the restaurant industry. In addition, competition continues to increase from supermarkets and other non-traditional competitors, as home meal replacement continues to grow in popularity. The principal methods of competition in the restaurant industry are brand name recognition and advertising; menu selection and prices; food quality and customer perceptions of value, speed and quality of service; cleanliness and fresh, attractive facilities in convenient locations. Proper staffing levels and employee training have also become competitive factors in recent years. In addition to competition for customers, sharp competition exists for qualified restaurant managers, hourly restaurant workers and quality sites on which to build new restaurants.

Research and Development

The Company’s corporate staff includes a manager of research and development for its Big Boy restaurants whose responsibilities entail development of new menu selections and enhancing existing products. While these activities are important to the Company, these expenditures have not been material during the three fiscal years in the period ending May 30, 2004 and are not expected to be material to the Company’s future results.

Government Regulation

The Company is subject to licensing and regulation by various federal, state and local agencies, including vendors’ licenses, health, sanitation, safety, hiring and employment practices. All operations are believed to be in material compliance with all applicable laws and regulations. The Company’s restaurants are constructed to meet local and state building and fire codes, and to meet the requirements of the Americans with Disabilities Act. All older restaurants have been remodeled or updated to also meet the requirements of the Americans with Disabilities Act. Although the Company has not experienced any significant obstacles to obtaining building permits, licenses or approvals from governmental bodies, increasingly rigorous requirements on the part of state, and in particular, local governments, could delay or possibly prevent expansion in desired markets.

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

Employees

As of May 30, 2004, the Company and its subsidiaries employed approximately 8,400 persons, including approximately 2,300 in Golden Corral restaurants. Approximately 3,900 of the Company’s employees are considered part-time (those who work less than 30 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to restaurant sales levels. None of the Company’s employees is represented by a collective bargaining agreement, and management considers employee relations to be excellent.

Geographic Areas

The Company has no operations outside of the United States of America. Substantially all of the Company’s revenues, consisting principally of retail sales of food and beverages to the general public and certain wholesale sales to and license fees from restaurants licensed to other operators, are currently generated in various markets in the states of Ohio, Kentucky and Indiana. Substantially all of the Company’s long-lived assets are currently in service in Ohio, Kentucky and Indiana.

Available Information

The Securities Exchange Act of 1934, as amended, requires the Company to file periodic reports with the Securities and Exchange Commission (SEC) including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive 14A Proxy Statements, and certain other information. The SEC makes the Company’s periodic reports available for reading and copying in its Public Reference Room located at 450 Fifth Street, NW, Washington, DC 25049. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Company’s periodic reports ( and any amendments thereto ) can be viewed by visiting the SEC’s internet site (www.sec.gov).

The Company makes available the periodic reports that it files with the SEC through its corporate web site (www.ir.frischs.com) via a hyperlink directly to the Company’s filings on the SEC’s web site. The hyperlink is generally provided within a few minutes from the time a report is filed. In addition, printed copies of the reports the Company files with the SEC may be obtained without charge by writing to Donald H. Walker, Vice President, Treasurer-Chief Financial Officer of Frisch’s Restaurants, Inc., 2800 Gilbert Avenue, Cincinnati, Ohio 45206-1206. Email requests may be made to cfo@frischs.com.

Copies of the Company’s corporate governance documents are also available on the Company’s corporate web site (www.ir.frischs.com). The documents include Corporate Governance Guidelines, Code of Conduct and Code of Ethics for Chief Executive Officer and Financial Professionals, along with various charters of committees of the Board of Directors, including that of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Strategic Planning Committee.

The Audit Committee has established a procedure for the confidential, anonymous submission by employees and other concerned parties regarding the Company’s accounting, internal accounting controls or auditing matters. The toll free Corporate Governance Hotline number is 800-506-6424. The Hotline is managed by an independent third party and is available 24 hours a day, seven days a week. Messages are transcribed and referred electronically to the Audit Committee.

ITEM 2 - PROPERTIES

Substantially all of the Company’s restaurants are free standing, well-maintained facilities. Substantially all of the Big Boy restaurants have a “drive-thru” window. The following tabulation sets forth the range and average floor space and the range and average seating capacity by operating segment of the restaurants operated by the Company (similar information for Big Boy restaurants licensed to others is not available):

	Floor space – Sq. Ft.			Seating capacity
	Range			Range
	Smallest	Largest	Average	Smallest	Largest	Average
Big Boy	3,578	6,820	5,615	105	200	156
Golden Corral	9,952	9,952	9,952	348	348	348

Sites acquired for development of new Company operated restaurants are identified and evaluated for potential long-term sales and profits. A variety of factors are analyzed including demographics, traffic patterns, competition and other relevant information. Older Big Boy restaurants are generally located in urban or heavily populated suburban neighborhoods that cater to local trade rather than highway travel. Restaurants opened in the last twenty years have generally been located near interstate highways. The following table sets forth certain operating segment information with respect to the number and location of all restaurants as of May 30, 2004:

	Big Boy
	Company Operated	Operated by Licensees	Golden Corral
Cincinnati market	52	4	11
Dayton market	15	1	5
Columbus market	11	2	—
Louisville market	6	2	3
Lexington market	4	3	—
Cleveland market	—	—	6
Toledo/Lima market	—	17	1
Other	—	2	—

Total	88	31	26

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

	Big Boy	Golden Corral
Land and building owned	63	22
Land or land & building leased	25	4

Total	88	26

All of the leases generally require the Company to pay property taxes, insurance and maintenance, and provide for prime terms of fifteen or twenty years. The leases also provide renewal options aggregating from ten to 25 years. Twenty-two leases will expire during the next five years, all of which are for Big Boy restaurants. All but one of the

22 leases have remaining options to renew ranging from five to 25 years and/or have favorable purchase options. In addition, the Company has elected not to renew one of the leases that will expire in fiscal 2005.

Fiscal year ending in	Number of leases expiring
2005	5
2006	5
2007	3
2008	7
2009	2

Another Golden Corral ground lease has been entered into for a restaurant to open in the Louisville market during the summer of 2005.

Two Big Boy restaurants were under construction as of May 30, 2004. Both restaurants are being built on land owned by the Company. One is in the Louisville market. The other building will replace a Dayton market restaurant that was razed at the end of fiscal 2004. Two Golden Corral restaurants were under construction as of May 30, 2004. Both of these restaurants are also being built upon land owned by the Company. They are located in the Cleveland and Toledo markets.

Six Golden Corral restaurants owned in fee by the Company are encumbered by mortgages that secure the Company’s $10,000,000 bullet loan. None of the Company’s other real property owned in fee is currently encumbered by mortgages or otherwise pledged as collateral. With the exception of certain delivery equipment utilized under capital leases expiring during periods to 2009, the Company owns substantially all of the furnishings, fixtures and equipment used in the operation of the business.

The Company owns a 79,000 square foot building that houses its commissary in Cincinnati, Ohio. It is suitable and adequate to supply Company operated Big Boy restaurants and the needs of Big Boy restaurants licensed to others in all the Company’s market areas. As the facility normally operates one shift daily, additional productive capacity is readily available if and when needed. The Company maintains its headquarters in Cincinnati on a well-traveled street in a mid-town business district. This administrative office space approximates 49,000 square feet and is occupied under an operating lease expiring December 31, 2012, with a renewal option through December 31, 2022. During the term of the lease and the period covered by its renewal option, the Company has been granted the right of first refusal should the lessor receive a bona fide offer to purchase from a third party. The Company has an option to purchase the property at the end of the renewal option period.

Six surplus land locations owned in fee by the Company were listed for sale with brokers as of May 30, 2004. Three of these sites are located in the Columbus market, two are in the Cincinnati market, and one is located in Texas. Additionally, the Company owns one site in the Cleveland market that will eventually be developed as a Golden Corral. One other site is located in the Cincinnati market for which no specific plans have been made.

The Company has assigned or sub-let two leases of former operating properties that have average annual obligations approximating $50,000 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or sub-let the properties.

ITEM 3 – LEGAL PROCEEDINGS

The Company is the owner of a Golden Corral Restaurant located in North Canton, Ohio. In 2001, the Company’s general contractor, Fortney & Weygandt, Inc. (“Fortney”) constructed a Golden Corral Restaurant at the original location on the North Canton site. Complicated geological conditions at the site required that the restaurant be built on a structural slab (platform), which rested upon driven piles. The foundation system for the building had been designed by a Houston, Texas engineering firm called Maverick Engineering, Inc. (“Maverick”). Maverick was a subcontractor to the Company’s architect of record, LMH&T.

Shortly before the scheduled opening of the restaurant, it was discovered that, due to a combination of design and construction errors, the building had shifted, which caused separation of the building from its underground plumbing system. The Company elected to demolish the original structure, and subsequently built a new building on a different portion of the original parcel. The restaurant’s grand opening was, therefore, delayed until January 2003.

On July 30, 2002, the Company’s general contractor, Fortney, filed a Demand for Arbitration against the Company with the American Arbitration Association. Fortney sought recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contends that it is owed this money by the Company under the terms of the General Construction Contract. The Company has denied that it owes these monies to Fortney, and has filed a counterclaim against Fortney alleging defective construction. The Company’s claim against Fortney is for excess cost of construction, lost profits, interest and costs, in an amount exceeding $1,000,000.

On August 29, 2002, the Company filed a lawsuit in the Stark County, Ohio Court of Common Pleas against its former architect, LMH&T, alleging negligent design as a causal factor in the demise of the original structure. The Company sought damages including lost profits, interest, and costs exceeding $2,500,000. LMH&T brought into the lawsuit its structural engineering consulting, Maverick, as well as the Company’s soils consultant, Cowherd Banner Carlson Engineering (“CBC”).

In July 2003, the Company resolved all claims, counterclaims, and cross-claims, against and involving the trial court defendants. The trial court defendants, including LMH&T and Maverick, agreed to pay to the Company the sum of $1,700,000 in full and final settlement of all claims. The Company has received the settlement funds in full and the case has been dismissed.

The resolution between the Company and the trial court defendants (design team) is separate and apart from the dispute between Fortney and Company, which is before the American Arbitration Association. In that action, Fortney continues to seek recovery of $293,638, plus interest, fees, and costs. The Company continues to seek the balance of its claim from Fortney.

From time to time, the Company is subject to various claims and suits in the ordinary course of business. The Company does not believe that any ultimate liability for such claims will have a material impact on its earnings, cash flows or financial position.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2004, no matters were submitted to a vote of security holders.

PART II

(Items 5 through 9)

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY DATA

The Company’s common stock is traded on the American Stock Exchange under the symbol “FRS”. The following table sets forth the high and low sales prices for the common stock for each quarter within the Company’s two most recent fiscal years:

	Year Ended May 30, 2004				Year Ended June 1, 2003
	Stock Prices		Dividend per share		Stock Prices		Dividend per share
	High	Low			High	Low
1st Quarter	$24.84	$18.00	9	¢	$20.35	$16.70	9	¢
2nd Quarter	27.90	23.51	11	¢	21.45	15.51	9	¢
3rd Quarter	32.24	25.75	11	¢	21.50	18.65	9	¢
4th Quarter	30.00	26.26	11	¢	19.15	17.29	9	¢

Through July 9, 2004, the Company has paid 174 consecutive quarterly cash dividends during its 44 year history as a public company. The closing price of the Company’s common stock as reported by the American Stock Exchange on May 28, 2004 was $28.55. There were approximately 2,100 shareholders of record as of June 25, 2004.

Information regarding equity compensation plans under which common stock of the Company is authorized for issuance is incorporated by reference to Item 12 of this Form 10-K.

On October 7, 2002, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock. Purchases may be made in the open market or through block trades over a period of time not to exceed two years. No shares were repurchased in the fourth quarter of, nor at any time during, the fiscal year ended May 30, 2004.

ITEM 6 - SELECTED FINANCIAL DATA

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

SUMMARY OF OPERATIONS

	(in thousands, except per share data)
	2004	2003	2002	2001*	2000
Revenue
Sales	$259,701	$233,679	$210,434	$187,465	$165,847
Other	1,223	1,232	1,324	2,565	1,353

Total revenue	260,924	234,911	211,758	190,030	167,200
Costs and expenses
Cost of sales
Food and paper	88,864	76,452	69,995	62,696	54,621
Payroll and related	88,061	81,004	73,811	64,826	57,287
Other operating costs	53,031	48,643	42,237	38,074	34,230

	229,956	206,099	186,043	165,596	146,138
Administrative and advertising	12,712	12,121	11,062	10,286	9,225
Impairment of long-lived assets	—	(810)	—	1,549	—
Interest	2,474	2,800	2,420	2,607	2,411

Total costs and expenses	245,142	220,210	199,525	180,038	157,774

Earnings from continuing operations before income taxes	15,782	14,701	12,233	9,992	9,426
Income taxes
Current	3,687	3,047	3,557	2,857	3,533
Deferred	1,566	1,876	705	578	(182)

	5,253	4,923	4,262	3,435	3,351

Earnings from continuing operations	10,529	9,778	7,971	6,557	6,075
Income from discontinued operations (net of applicable tax)	—	—	—	430	70
Gain on disposal of discontinued operations (net of applicable tax)	—	—	—	699	—

Earnings from discontinued operations	—	—	—	1,129	70

NET EARNINGS	$10,529	$9,778	$7,971	$7,686	$6,145

Diluted net earnings per share of common stock
Continuing operations	$2.05	$1.95	$1.59	$1.27	$1.08
Discontinued operations	—	—	—	.22	.01

	$2.05	$1.95	$1.59	$1.49	$1.09

Cash dividends per share	$.42	$.36	$.35	$.32	$.31
Other financial statistics
Working capital (deficit)	($20,561)	($13,937)	($14,864)	($10,967)	$3,056
Capital expenditures	30,026	21,544	28,931	24,729	13,837
Total assets	156,848	138,636	129,335	108,310	107,779
Long-term obligations	47,277	45,124	45,754	33,932	35,891
Cost to repurchase common stock	—	—	1,792	3,802	5,503
Shareholders’ equity	79,467	69,766	61,230	56,446	54,167
Book value per share at year end	$15.79	$14.09	$12.47	$11.26	$10.13
Return on average shareholders’ equity	14.1%	14.9%	13.5%	13.9%	11.2%
Weighted average number of diluted shares outstanding	5,136	5,023	5,013	5,144	5,658
Number of shares outstanding at year end	5,033	4,951	4,911	5,012	5,345
Percentage increase in total revenue	11.1%	10.9%	11.4%	13.7%	13.0%
Earnings as a percentage of total revenue
Earnings from continuing operations before income tax and extraordinary item	6.0%	6.3%	5.8%	5.3%	5.6%
Net earnings	4.0%	4.2%	3.8%	4.0%	3.7%

*	Indicates 53 week period

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

In July 2004, the Company agreed to develop 21 additional Golden Corral restaurants by December 31, 2011. The terms of the Company’s prior agreements with Golden Corral Franchising Systems, Inc. called for 41 restaurants to be open by December 31, 2007. The new agreement brings the total to 62 restaurants to be open by December 31, 2011. With 26 restaurants in operation as of May 30, 2004, the vehicle is now in place to ensure the Company’s continued growth.

Fiscal 2004 consists of the 52 weeks ended May 30, 2004. It compares with the 52 weeks ended June 1, 2003, which constituted Fiscal 2003, and the 52 weeks ended June 2, 2002, which constituted Fiscal 2002.

The Company continued to deliver consistent growth in Fiscal 2004. Record revenue of $260,924,000, $234,911,000 and $211,758,000 was reached in Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. Fiscal 2004’s revenue represented an 11.1 percent increase over Fiscal 2003 and a 23.2 percent increase over Fiscal 2002.

Record net earnings for Fiscal 2004 were $10,529,000, or diluted earnings per share (EPS) of $2.05. Record net earnings for Fiscal 2003 were $9,778,000, or diluted EPS of $1.95. Net earnings in Fiscal 2002 were $7,971,000, or $1.59 diluted EPS. Fiscal 2004’s net earnings represent a 7.7 percent increase over Fiscal 2003 and a 32.1 percent improvement over Fiscal 2002.

Performance Highlights:

•	Big Boy same store sales increased 4.7 percent in Fiscal 2004, marking the seventh consecutive year of achieving same store sales increases.

•	Lower than expected Golden Corral same store sales increase of .3 percent in Fiscal 2004.

•	Much higher food costs were experienced in Fiscal 2004 (see operating percentage table under “Results of Operations”).

•	$831,000 in higher costs to open new restaurants in Fiscal 2004 - $.11 lower diluted EPS compared with Fiscal 2003.

•	$326,000 in lower interest expense in Fiscal 2004 - $.05 higher diluted EPS compared with Fiscal 2003.

•	$376,000 in higher favorable self insurance reserve adjustments in Fiscal 2004 - $.05 higher diluted EPS compared with Fiscal 2003.

•	Fiscal 2003’s non-recurring credits for impairment of assets - $811,000, or $.11 higher diluted EPS reported last year.

•	Fiscal 2003’s write-offs of certain Big Boy building design costs and disposal costs of equipment to make room for the “Great Steak Buffet” - $673,000, or $.09 lower diluted EPS reported last year.

All of the above items are discussed in greater detail in the discussion of Results of Operations that follows.

RESULTS OF OPERATIONS

Operations consist of two reportable segments within the restaurant industry: “Big Boy” restaurants and “Golden Corral” restaurants. Revenues consist primarily of retail restaurant sales. Big Boy restaurant sales also include wholesale sales from the Company’s commissary to restaurants licensed to other Big Boy operators, the amounts of which total less than four percent of total revenue in all periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Total revenue also includes franchise and other fees, the amounts of which are not material to any of the periods discussed herein. References to sales or revenue in the discussion that follows refer to restaurant sales (including the minimal amounts of wholesale sales discussed above).

Consolidated restaurant sales reached record heights in each of fiscal years 2004, 2003 and 2002:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(in thousands)
Big Boy sales	$178,353	$168,312	$165,166
Golden Corral sales	81,348	65,366	45,268

Consolidated restaurant sales	$259,701	$233,678	$210,434

Changes in sales occur when new restaurants are opened and older restaurants are closed. Changes in customer counts and menu price increases contribute to changes in same store sales. Same store sales comparisons are a key metric that management uses in the operation of the business. A breakdown of Big Boy same store sales by quarter follows:

Big Boy	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
Fiscal 2004	4.8%	5.1%	7.3%	1.5%	4.7%
Fiscal 2003	2.7%	2.3%	(1.1%)	4.3%	2.2%

Big Boy same store sales increases have been achieved in 26 of the last 27 quarters. Higher customer counts were attained throughout much of Fiscal 2004, especially during the third quarter. Severe winter weather in the third quarter of Fiscal 2003 resulted in a same store sales decrease as customer counts declined. The 1.5 percent increase in the fourth quarter of Fiscal 2004 was below expectation as customer counts declined, the probable result of higher gasoline prices that created lower consumer confidence. Many family dining chains experienced similar declines in sales over the same time span. The percentage increase in dining room sales exceeded the increase in carryout and drive-thru sales in each of the four quarters of fiscal 2004, continuing a trend that was begun in the latter part of fiscal 2003. The same store sales comparisons include average menu price increases of 1.6 percent, 1.1 percent and 1.4 percent, respectively, during the third quarters of Fiscal 2004, Fiscal 2003 and Fiscal 2002. The first quarters of Fiscal 2004, Fiscal 2003 and Fiscal 2002 included average menu price increases of 1.1 percent, 1 percent and 1.4 percent, respectively. Another price increase will be implemented in late summer 2004.

Since the beginning of Fiscal 2002, four new Big Boy restaurants have been opened, including two in Fiscal 2004. Two older restaurants were closed during the three year period, including one in Fiscal 2004. The Company operated 88 Big Boy restaurants as of May 30, 2004. The Big Boy development schedule calls for two new restaurants to open over the next twelve months. The openings are scheduled for August and September 2004. The second of these two openings is a replacement building on its existing site.

The Golden Corral sales increases were primarily the result of more restaurants in operation:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
In operation at beginning of year	20	16	10
Opened during the year	6	4	6
In operation at end of year	26	20	16
Total sales weeks during year	1,202	975	683

The Golden Corral development schedule calls for five new restaurants to open over the next twelve months. Openings are scheduled in July, September and November of 2004, with one each planned for January and May of 2005.

A breakdown of Golden Corral same store sales by quarter follows:

Golden Corral	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
Fiscal 2004	6.6%	(2.4%)	(.8%)	(2.9%)	.3%
Fiscal 2003	(11.7%)	1.9%	(2.4%)	6.5%	(3.0%)

The Fiscal 2004 declines can be traced to the “sister-store” effect of building additional restaurants in existing markets which has caused customer counts to decline in individual restaurants. Management believes this is a short-term effect that will be far outweighed with long-term benefits. Following general industry practice, the same store sales comparisons include only those restaurants that were open for five full fiscal quarters prior to the start of the comparison periods. This removes possible misleading numbers that can be caused by the great influx of customers during the first several months of operation, sometimes called the “honeymoon” period of a new restaurant. Using this formula, fourteen of the 26 restaurants were included in the annualized Fiscal 2004 same store sales calculation. The quarterly calculations for Fiscal 2004 included fourteen, seventeen, eighteen and nineteen restaurants respectively, in the first, second, third and fourth quarters. The Fiscal 2004 same store sales comparisons include menu price hikes of 2.3 percent in the fourth quarter and 3.3 percent in the second quarter.

The same store sales comparisons for the last three quarters of Fiscal 2003 were largely impacted by the introduction of the “Great Steak Buffet” during the second quarter along with the simultaneous launch of the Company’s first Golden Corral television commercials. Severe winter weather negatively impacted the third quarter. The conversion of the hot bars to the “Great Steak Buffet” allowed the Company to begin charging an extra dollar for the basic buffet, equating to a 7.9 percent average menu price increase. The new concept features all-you-can-eat charbroiled steaks served on the dinner buffet.

Pre-tax earnings for both operating segments are highlighted below (also see Note G to the consolidated financial statements):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(in thousands)
Big Boy pre-tax earnings	$20,773	$19,761	$18,361
Golden Corral pre-tax earnings	2,907	3,252	1,183

Total pre-tax earnings by segment	$23,680	$23,013	$19,544

The operating percentages shown in the following table are percentages of restaurant sales (as defined in a previous paragraph) rather than of total revenue. The table supplements the discussion that follows which concerns cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	Fiscal 2004			Fiscal 2003			Fiscal 2002
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and paper	34.2	31.9	39.2	32.7	30.6	38.2	33.3	31.7	39.1
Payroll and related	33.9	35.2	31.1	34.7	35.9	31.6	35.1	35.5	33.6
Other operating costs (including opening costs)	20.4	18.8	23.9	20.8	19.9	23.3	20.1	19.3	22.8
Gross profit	11.5	14.1	5.8	11.8	13.6	6.9	11.5	13.5	4.5

Significantly higher commodity costs, especially beef, dairy and pork, drove the food and paper cost percentages higher in Fiscal 2004 for both Big Boy and Golden Corral. Beef, in particular, has been at record highs and continues to be a highly volatile market. Import and export restrictions can cause wide fluctuations in cost. Although beef prices have declined somewhat since December 2003 when export restrictions were imposed due to the detection of Mad Cow Disease in a single slaughtered cow from the nation’s herd, management believes that appreciably lower prices can not be expected any time soon. Most commodity prices are generally expected to continue rising in the near term, but not as rapidly as was experienced through the first half of Fiscal 2004. The food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet.

Menu price hikes in Fiscal 2004 helped to counter the effects of the higher cost of food to a certain degree, however, menu prices can not be raised high enough at once to offset the significant increases that have been seen on a wide range of products. The effect of commodity price increases can also be managed with changes to the Big Boy menu mix and effective selection of items served on the Golden Corral food bar. Comparing food and paper costs for Fiscal 2003 with Fiscal 2002, the percentage reduction was the result of lower prices paid for certain commodities such as beef and pork combined with the effect of menu price hikes.

Self insured claims experience is reviewed and adjusted annually during the first quarter. The assumptions used to measure these adjustments can be complex and sometimes require management to exercise considerable judgment. However, management does not consider the adjustments made during the annual review to be critical to the fair presentation of the Company’s financial condition or its results of operations for any fiscal year taken as a whole. Results for Fiscal 2004 and Fiscal 2003 received the benefit of favorable claims experience, as self insurance liabilities were lowered by $710,000 during the first quarter of Fiscal 2004 and $334,000 in the first quarter of Fiscal 2003. In Fiscal 2002, $101,000 was charged against earnings in the second quarter to increase the self insurance liabilities, $75,000 of which was ultimately reversed in the fourth quarter.

Payroll and related cost percentages moved downward in Fiscal 2004 for both the Big Boy and Golden Corral operating segments, even when the benefit of the self insurance reserve adjustments (discussed in the preceding paragraph) that were apportioned to payroll and related costs is excluded. The combination of Big Boy’s same store sales increase and average pay rates moving lower was more than enough to compensate for the effects of an increase in the number of hours worked, plus higher pension and medical costs. Despite the flat change in same store sales, lower Golden Corral percentages were achieved for the second consecutive year with the combination of a reduction in the number of hours worked along with lower pay rates, offset somewhat by higher costs of variable compensation and medical insurance. In Fiscal 2003, Big Boy’s payroll percentages were higher than Fiscal 2002 as lower average pay rates and higher menu prices were not enough to cover the cost of increased service hours and higher pension and medical plan costs.

Although federal legislation has once again been introduced in an effort to raise the federal minimum wage, the Company believes that it is unlikely to be signed into law in the near term. If such legislation were to be enacted, the Company would counter the effects with higher menu prices, together with tighter payroll standards and a reduction in hours worked. New overtime pay rules initiated by the U.S. Department of Labor are effective in August 2004. The new rules are expected to have a negligible impact on the Company.

The fair value of the assets in the Company’s defined benefit pension plans was adversely affected by poor returns on equity investments in recent years. The result has increased the Company’s pension expense after many years of steady, low costs. The net periodic pension cost (computed under Statement of Financial Accounting Standards No. 132) was $2,032,000, $1,316,000 and $499,000 respectively, in Fiscal 2004, Fiscal 2003 and Fiscal 2002. The weighted average discount rate used in the actuarial assumptions will remain at 6.5 percent for the fiscal year that began on May 31, 2004 (Fiscal 2005). The net periodic pension expense for Fiscal 2005 is expected to level off near Fiscal 2004’s cost. Contributions to these plans were $2,185,000, $1,795,000 and $785,000 respectively, during Fiscal 2004, Fiscal 2003 and Fiscal 2002. Approximately $300,000 of Fiscal 2004’s contribution was deferred to be paid in Fiscal 2005.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. As most of these expenses tend to be more fixed in nature, same store sales increases cause these costs to be a lower percentage of sales, as reflected in the above table for Big Boy. The Big Boy percentage reduction for Fiscal 2004 was greater than the Fiscal 2003 reduction due to the 4.7 percent same store sales increase in Fiscal 2004 combined with certain write-offs recorded in Fiscal 2003 for the cost of abandoning design plans for an earlier Big Boy prototype building. Below par Golden Corral same store sales in both Fiscal 2004 and Fiscal 2003 caused other operating costs to be a higher percentage of sales than Fiscal 2002. In addition, certain equipment write-offs were recorded in Fiscal 2003 in connection with the introduction of the “Great Steak Buffet.” Opening costs had a significant impact on the percentages as well. Charges for Big Boy restaurants for fiscal years 2004, 2003 and 2002 were $368,000, $85,000 and $395,000, respectively. Golden Corral opening costs for fiscal years 2004, 2003 and 2002 were $1,412,000, $864,000 and $1,380,000, respectively.

Results for Fiscal 2003 were favorably affected by credits to impairment of assets totaling $811,000 that resulted from the dispositions of two former Big Boy restaurants. The credits reflect the over estimation of impairment charges recorded when the restaurants were permanently closed in fiscal 2001. No impairments of assets were recorded during Fiscal 2004 or Fiscal 2002.

Interest expense during Fiscal 2004 decreased $326,000 or 11.6 percent lower than Fiscal 2003, but was $54,000 higher than Fiscal 2002. Accounting for much of the change is the effect of interest required to be capitalized, which was $294,000, $112,000 and $258,000 respectively, in Fiscal 2004, Fiscal 2003 and Fiscal 2002. Also, the weighted average fixed interest rate on the Company’s term loans has moved lower reflecting the mix of loans added during the last eighteen months at rates lower than older higher rate loans, the principal of which is now amortizing much more rapidly. Interest expense is expected to rise in Fiscal 2005 reflecting the full effect of having borrowed $7,500,000 in Fiscal 2004 and $5,000,000 thus far in Fiscal 2005. In addition, interest rates are likely to rise. Significant payments against the term loans should help to counter the effect of the additional borrowing.

Income tax expense as a percentage of pre-tax earnings was 33.3 percent in Fiscal 2004, 33.5 percent in Fiscal 2003 and 34.8 percent in Fiscal 2002. These rates have been kept consistently low through the Company’s use of tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. To a lesser degree, the Company also uses the federal Work Opportunity Tax Credit (WOTC). Although WOTC expired on December 31, 2003, Congress is expected to soon extend it once again. The effective tax rate for fiscal 2005 would likely increase if WOTC is not restored by Congress.

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

The Company has historically maintained a strategic negative working capital position, a common practice in the restaurant industry. As significant cash flows are consistently provided by operations, and credit lines are readily available, the use of this practice should not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments as of May 30, 2004 shown in the table below.

		Payments due by period (in thousands)
Aggregated Information about Contractual Obligations and Commercial Commitments May 30, 2004	Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
Long-term debt	$41,458	$6,231	$6,664	$6,376	$15,684	$4,059	$2,444
Rent due under capital lease obligations	4,831	880	802	575	2,520	38	16
[1] Rent due under operating leases	14,542	1,365	1,250	1,091	878	770	9,188
Unconditional purchase obligations	7,464	7,366	98
Other long-term obligations	None
Total contractual cash obligations	$68,295	$15,842	$8,814	$8,042	$19,082	$4,867	$11,648

[1]	Not included are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $50 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or re-sublet the properties.

The working capital deficit was $20,561,000 as of May 30, 2004. The working capital deficit is likely to increase over the next few years at a modest, manageable pace as construction debt is prudently increased to supplement the use of internally generated cash to finance expansion plans. Including draws since May 30, 2004, $50,000,000 had been cumulatively borrowed against the Company’s $55,000,000 Construction Draw Credit Facility, leaving $5,000,000 available to be drawn upon before the Facility is scheduled to expire on September 1, 2005, unless extended. Additionally, a $5,000,000 working capital revolving line of credit (currently unused) is readily available if needed.

Operating cash flows were $27,559,000 in Fiscal 2004, $4,935,000 higher than Fiscal 2003 and $7,376,000 above Fiscal 2002. The increases are attributable to the combination of higher net earnings, Fiscal 2003’s credit to impairment of assets, increases in accounts payable and lower income tax payments resulting from federal bonus depreciation rules.

Capital spending is the principal component of investing activities. Capital spending was $30,026,000 during Fiscal 2004, an increase of $8,482,000 from Fiscal 2003. This year’s capital spending includes $17,880,000 for Golden Corral restaurants, principally for new restaurant construction and site acquisitions. Also included in the capital costs was $12,146,000 spent on Big Boy restaurants, consisting of new restaurant construction, a site acquisition, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Four of the 26 Golden Corral restaurants now in operation have been built on leased land. Another Golden Corral ground lease has been entered into for a restaurant to open in calendar year 2005. In addition, a Big Boy that opened in January 2004 was built upon leased land. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended.

Also included in investing activities for Fiscal 2004 is the recovery of $1,700,000 received in settlement of certain litigation relating to defective construction of a Golden Corral restaurant. A Golden Corral restaurant that opened in January 2003 was the replacement of a defective restaurant building in Canton, Ohio. The defective building had originally been expected to be placed in service in September 2001. Its construction was halted in August 2001 when structural defects were discovered. The Company asserted claims against certain firms with which the Company had contracted for the design, engineering and construction of the defective building. Claims against the architect and the architect’s structural engineering consultant were resolved in July 2003. The defendants agreed to pay the Company $1,700,000 as a full settlement. Receipt of the settlement funds was sufficient to recover all construction costs incurred, including the cost to raze the defective building. The Company continues to prosecute its claim exceeding $1,000,000 against the general contractor that built the building.

Financing activities in Fiscal 2004 included $7,500,000 of new debt borrowed against the Company’s credit lines. In addition, $5,000,000 was borrowed shortly after the end of Fiscal 2004. Scheduled and other payments of long-term debt and capital lease obligations amounted to $5,748,000 during Fiscal 2004. Regular quarterly cash dividends paid to shareholders totaled $2,100,000, including dividends of $.09 per share in July 2003, $.11 in October 2003, $.11 in January 2004 and $.11 in April 2004. The 22 percent increase in the dividend rate was the Board of Directors’ recognition of the Company’s stronger results and optimistic outlook. Cash dividends paid per share to the Company’s shareholders have increased in each of the last six years. As the Company expects to continue its 44 year practice of paying regular quarterly cash dividends, the Board of Directors declared another $.11 per share dividend on June 8, 2004.

Also included in financing activities in Fiscal 2004 are proceeds of $923,000 from employees and directors who acquired 78,100 shares of the Company’s common stock through exercise of stock options granted under the Company’s 1993 Stock Option Plan. As of May 30, 2004, 320,000 shares remain outstanding under the 1993 Plan, including 227,000 fully vested shares at a weighted average price per share of $14.94, and 80,000 shares were available to be optioned. Shareholders approved the 2003 Stock Option and Incentive Plan in October 2003. The maximum number of shares that the new Plan may issue is 800,000. As of May 30, 2004, no awards had been granted under the 2003 Stock Option and Incentive Plan.

No shares have been acquired under the Company’s current stock repurchase program, which authorizes the repurchase of up to 500,000 shares of the Company’s common stock through October 2004. The current price at which shares of the Company’s common stock are being traded does not warrant the utilization of the program.

Two Big Boy restaurants were under construction as of May 30, 2004. Costs remaining to complete construction of both restaurants were estimated at $2,467,000 as of May 30, 2004. The approximate cost to build and equip a new Big Boy restaurant ranges from $2,300,000 to $2,700,000, depending on land cost. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year. The cost of remodeling to be completed in Fiscal 2005 is estimated at $1,200,000. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

The Company’s original development agreements with Golden Corral Franchising Systems, Inc. called for opening 41 Golden Corral restaurants by December 31, 2007. The Company is in compliance with these development agreements. The new agreement reached in July 2004 allows the Company to build 21 additional restaurants by December 31, 2011, including new markets in Pennsylvania, West Virginia and Michigan. Twenty-six restaurants were in operation as of May 30, 2004. The combined build-out plan calls for three more to be opened by December 31, 2004, five will be opened each year through December 31, 2010, with the final three to be built in 2011.

Two Golden Corral restaurants were under construction as of May 30, 2004. Costs remaining to complete construction of these two restaurants were estimated at $1,733,000 as of May 30, 2004. Construction of three more Golden Corrals is scheduled to be completed over the next twelve months. On average, the cost to build and equip each Golden Corral restaurant is approximately $3,000,000, including land. Five of the Company’s original Golden Corral restaurants that opened in 1999 and 2000 have reached the age that warrants remodeling. The work will be completed in Fiscal 2005 at a cost exceeding $100,000 per restaurant.

The Company expects to complete its plan to replace its headquarters legacy information systems with an integrated enterprise system in September 2004. Capitalized costs through May 30, 2004 were approximately $3,607,000, including the capitalized value of employees’ time and capitalized interest aggregating $652,000. The cash outlay to complete the project was estimated at $725,000 as of May 30, 2004.

RISK FACTORS AND SAFE HARBOR STATEMENT

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that are not historical facts are forward-looking statements as that item is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified in sentences that contain words such as “should”, “could”, “will”, “may”, “plans”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “believe” and similar words that are used to convey the fact that the statement being made is prospective and does not strictly relate to historical or present facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. The Company undertakes no obligation to update any of the forward-looking statements that may be contained in this MD&A.

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

Other examples of risks and uncertainties facing the Company include, but are not limited to, the following: intense competition for customers; consumer perceptions of value, food quality and quality of service; changing consumer preferences, particularly based on concerns with nutritional content of the Company’s food or restaurant food in general; changing neighborhood demographics; changes in business strategy and development plans; the rising cost of quality sites on which to build restaurants; poor selection of restaurant sites; changes in the supply and cost of food; the effects of other inflationary pressures, especially higher costs for health care benefits and energy prices; rolling power outages; shortages of qualified labor; seasonal weather conditions, particularly during the winter months of the third quarter; natural disasters; fires or explosions; criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes; acts of terrorists or acts of war; civil disturbances; boycotts; variable interest rates; limitations on borrowing capacity; legal claims; changes in accounting standards; estimates used in preparing financial statements; disruptions to the business during transitions to new computer software; financial stability of technology vendors to support computer software over the long-term; unauthorized access to information systems; changes in governmental regulations regarding the environment; exposure to penalties for potential violations of numerous governmental regulations in general, and immigration (I-9) and minor labor regulations in particular; any future imposition by OSHA of costly ergonomics regulations on workplace safety; legislative changes affecting labor law, especially increases in the federal minimum wage; and legislation or court rulings that result in changes to tax codes.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Except for items such as fresh produce and dairy products that are purchased from any number of local suppliers, the Company currently purchases substantially all food, beverage and other menu items for use in its Golden Corral restaurants from the same vendor that Golden Corral Franchising Systems, Inc. (Franchisor) uses for its operations. Deliveries are made two or three times per week. Other vendors are available to provide products that meet the Franchisor’s specifications at comparable prices should the Company wish or need to make a change.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Frisch’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Frisch’s Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of May 30, 2004 and June 1, 2003 and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended May 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frisch’s Restaurants, Inc. and Subsidiaries as of May 30, 2004 and June 1, 2003, and the results of its operations and its cash flows for each of the three years in the period ended May 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Cincinnati, Ohio

July 7, 2004

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 30, 2004 and June 1, 2003

ASSETS
	2004	2003
Current Assets
Cash	$294,410	$1,133,443
Receivables
Trade	1,384,798	955,282
Other	381,090	321,474
Inventories	4,381,814	3,825,259
Prepaid expenses and sundry deposits	2,076,319	2,619,424
Prepaid and deferred income taxes	1,024,427	954,102

Total current assets	9,542,858	9,808,984
Property and Equipment
Land and improvements	50,250,328	44,015,900
Buildings	75,040,561	66,715,480
Equipment and fixtures	77,673,937	69,671,202
Leasehold improvements and buildings on leased land	19,751,361	17,346,463
Capitalized leases	7,388,580	7,388,580
Construction in progress	6,918,091	6,184,653

	237,022,858	211,322,278
Less accumulated depreciation and amortization	101,302,386	94,554,520

Net property and equipment	135,720,472	116,767,758
Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,122,982	1,087,691
Investments in land	1,148,293	1,400,905
Property held for sale	1,160,785	1,401,021
Long-term receivables	210,578	2,135,233
Net cash surrender value-life insurance policies	4,600,873	3,884,230
Other	2,600,469	1,409,929

Total other assets	11,584,624	12,059,653

Total assets	$156,847,954	$138,636,395

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 30, 2004 and June 1, 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
	2004	2003
Current Liabilities
Long-term obligations due within one year
Long-term debt	$6,230,801	$4,929,631
Obligations under capitalized leases	508,520	515,599
Self insurance	1,310,191	1,064,289
Accounts payable	13,380,257	9,473,827
Accrued expenses	8,238,293	7,407,432
Income taxes	436,265	355,682

Total current liabilities	30,104,327	23,746,460
Long-Term Obligations
Long-term debt	35,226,734	34,260,347
Obligations under capitalized leases	3,221,384	3,729,904
Self insurance	2,384,893	2,816,843
Deferred income taxes	3,540,082	1,900,234
Deferred compensation and other	2,903,974	2,416,881

Total long-term obligations	47,277,067	45,124,209
Commitments	—	—
Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued 7,490,845 and 7,420,763 shares - stated value - $1	7,490,845	7,420,763
Additional contributed capital	61,976,027	60,926,377

	69,466,872	68,347,140
Retained earnings	42,920,243	34,490,774

	112,387,115	102,837,914
Less cost of treasury stock (2,458,022 and 2,469,345 shares)	32,920,555	33,072,188

Total shareholders’ equity	79,466,560	69,765,726

Total liabilities and shareholders’ equity	$156,847,954	$138,636,395

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

Three years ended May 30, 2004

	2004	2003	2002
Revenue
Sales	$259,701,417	$233,678,454	$210,434,433
Other	1,222,103	1,232,391	1,324,023

Total revenue	260,923,520	234,910,845	211,758,456
Costs and expenses
Cost of sales
Food and paper	88,864,369	76,451,811	69,994,741
Payroll and related	88,060,486	81,003,758	73,811,585
Other operating costs	53,030,885	48,643,339	42,236,535

	229,955,740	206,098,908	186,042,861
Administrative and advertising	12,711,547	12,121,321	11,061,466
Impairment of long-lived assets	—	(810,586)	—
Interest	2,474,449	2,799,959	2,420,370

Total costs and expenses	245,141,736	220,209,602	199,524,697

Earnings before income taxes	15,781,784	14,701,243	12,233,759
Income taxes
Current
Federal	3,562,572	2,984,895	3,225,283
Less tax credits	(642,146)	(486,258)	(347,911)
State and municipal	766,785	548,481	680,212
Deferred	1,565,563	1,876,530	704,794

Total income taxes	5,252,774	4,923,648	4,262,378

NET EARNINGS	$10,529,010	$9,777,595	$7,971,381

Earnings per share (EPS) of common stock:
Basic net earnings per share	$2.11	$1.98	$1.61

Diluted net earnings per share	$2.05	$1.95	$1.59

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Three years ended May 30, 2004

	2004	2003	2002
Cash flows provided by (used in) operating activities:
Net earnings	$10,529,010	$9,777,595	$7,971,381
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	10,967,456	10,973,014	9,550,949
Loss on disposition of assets	347,513	843,261	372,934
Impairment (gain) of long-lived assets	—	(810,586)	—

	21,843,979	20,783,284	17,895,264
Changes in assets and liabilities:
Accounts receivable	(489,132)	(108,509)	296,328
Inventories	(556,555)	(240,020)	16,269
Prepaid expenses and sundry deposits	543,105	(1,626,058)	25,375
Other assets	(837,346)	972,649	(65,445)
Prepaid and deferred income taxes-current	(70,325)	115,279	(469,217)
Deferred income taxes-long term	1,639,848	1,987,320	674,949
Accrued income taxes	80,583	21,126	124,266
Tax benefit from stock options exercised	366,469	109,379	82,600
Accounts payable	3,906,430	116,243	487,437
Accrued expenses	830,861	732,690	680,243
Self insured obligations	(186,048)	(414,320)	492,582
Other liabilities	487,093	175,296	(58,074)

	5,714,983	1,841,075	2,287,313

Net cash provided by operating activities	27,558,962	22,624,359	20,182,577
Cash flows (used in) provided by investing activities:
Additions to property and equipment	(30,026,204)	(21,544,202)	(28,931,094)
Proceeds from disposition of property	300,788	1,265,095	125,025
Proceeds from sale of franchise rights	156,464	144,874	134,143
Proceeds from surrender of life insurance policies	—	811,483	—
Change in other assets	613,644	(206,840)	(2,140,557)

Net cash (used in) investing activities	(28,955,308)	(19,529,590)	(30,812,483)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	7,500,000	4,000,000	17,000,000
Payment of long-term debt and capital lease obligations	(5,748,042)	(5,280,876)	(2,709,734)
Cash dividends paid	(2,099,541)	(1,774,417)	(1,727,142)
Proceeds from stock options exercised - new shares issued	824,465	392,017	264,543
Proceeds from stock options exercised - treasury shares re-issued	98,035	20,435	8,309
Other treasury shares re-issued	62,675	59,234	56,894
Treasury shares acquired	—	—	(1,792,030)
Employee stock purchase plan	(80,279)	(48,445)	(80,668)

Net cash provided by (used in) financing activities	557,313	(2,632,052)	11,020,172

Net (decrease) increase in cash and equivalents	(839,033)	462,717	390,266
Cash and equivalents at beginning of year	1,133,443	670,726	280,460

Cash and equivalents at end of year	$294,410	$1,133,443	$670,726

Supplemental disclosures:
Interest paid	$2,853,865	$2,808,984	$2,191,968
Income taxes paid	3,236,202	2,727,820	3,850,623
Income tax refunds received	—	33,291	843

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three years ended May 30, 2004

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at June 3, 2001	$7,362,279	$60,257,601	$20,243,357	($31,417,196)	$56,446,041

Net earnings for the year	—	—	7,971,381	—	7,971,381
Stock options exercised - new shares issued	22,828	241,715	—	—	264,543
Stock options exercised - treasury shares re-issued	—	(5,084)	—	13,393	8,309
Tax benefit from stock options exercised	—	82,600	—	—	82,600
Other treasury shares re-issued	—	232	—	56,662	56,894
Treasury shares acquired	—	—	—	(1,792,030)	(1,792,030)
Employee stock purchase plan	—	(80,668)	—	—	(80,668)
Cash dividend paid - $.35 per share	—	—	(1,727,142)	—	(1,727,142)

Balance at June 2, 2002	7,385,107	60,496,396	26,487,596	(33,139,171)	61,229,928

Net earnings for the year	—	—	9,777,595	—	9,777,595
Stock options exercised - new shares issued	35,656	356,361	—	—	392,017
Stock options exercised - treasury shares re-issued	—	(6,351)	—	26,786	20,435
Tax benefit from stock options exercised	—	109,379	—	—	109,379
Other treasury shares re-issued	—	19,037	—	40,197	59,234
Employee stock purchase plan	—	(48,445)	—	—	(48,445)
Cash dividends paid - $.36 per share	—	—	(1,774,417)	—	(1,774,417)

Balance at June 1, 2003	7,420,763	60,926,377	34,490,774	(33,072,188)	69,765,726

Net earnings for the year	—	—	10,529,010	—	10,529,010
Stock options exercised - new shares issued	70,082	754,383	—	—	824,465
Stock options exercised - treasury shares re-issued	—	(9,103)	—	107,138	98,035
Tax benefit from stock options exercised	—	366,469	—	—	366,469
Other treasury shares re-issued	—	18,180	—	44,495	62,675
Employee stock purchase plan	—	(80,279)	—	—	(80,279)
Cash dividends paid - $.42 per share	—	—	(2,099,541)	—	(2,099,541)

Balance at May 30, 2004	$7,490,845	$61,976,027	$42,920,243	($32,920,555)	$79,466,560

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2004

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

Consolidation Practices

The accompanying consolidated financial statements include the accounts of Frisch’s Restaurants, Inc. and all of its subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior years’ information to conform to the current year presentation.

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

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $704,000 were included in accounts payable as of May 30, 2004.

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 at May 30, 2004 and June 1, 2003. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Accounting for Rebates

Cash consideration received from certain food vendors is treated as a reduction of cost of sales and is recognized in the same period the Company sells the food.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from ten to 25 years for buildings or components thereof and five to ten years for equipment. Leasehold improvements are depreciated over ten to 25 years or the remaining lease term, whichever is shorter. Software is depreciated over three to ten years. Interest on borrowings is capitalized during active construction periods of major capital projects. Capitalized interest for fiscal years 2004, 2003 and 2002 was $294,000, $112,000 and $258,000, respectively. Software costs through May 30, 2004 in connection with the Company’s installation of an enterprise information system total $3,607,000, including third party implementation costs and the capitalized value of certain employees’ time who worked on the implementation. The capitalized value of employees’ time for fiscal years 2004, 2003 and 2002 was $518,000, $34,000 and zero, respectively.

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of May 30, 2004 totaled approximately $4,200,000, consisting of $1,733,000 for two Golden Corral restaurants and $2,467,000 for two Big Boy restaurants. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

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

The year ended June 1, 2003 included pretax credits of $811,000 to reverse impairment of assets charges recorded during fiscal 2001 when two Big Boy restaurants were closed because of cash flow losses. The original non-cash pretax charges in fiscal 2001 totaled $1,575,000, which included a write-off of future long-term lease obligations on one of the restaurants. The lease was terminated during the first quarter ended September 22, 2002 at which time $666,000 was credited to impairment of assets. The other restaurant was sold for cash during the third quarter ended March 9, 2003 which resulted in a $145,000 credit to impairment of assets.

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

Goodwill and Other intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of May 30, 2004 and June 1, 2003, the carrying amount of goodwill acquired in prior years was $741,000, which is net of $308,000 amortized in prior years.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $69,000 per year in each of the next five years for the 26 Golden Corral restaurants in operation as of May 30, 2004. Amortization for fiscal years 2004, 2003 and 2002 was $61,000, $49,000 and $35,000, respectively. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	2004	2003
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,040	$800
Less accumulated amortization	(174)	(113)

Carrying amount of Golden Corral initial franchise fees subject to amortization	866	687
Current portion of Golden Corral initial franchise fees subject to amortization	(69)	(53)
Golden Corral fees not yet subject to amortization	180	285
Other intangible assets	146	169

Total intangible assets	$1,123	$1,088

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

Advertising

Advertising costs are charged to expense as incurred. Advertising expense for fiscal years 2004, 2003 and 2002 was $6,065,000, $5,377,000 and $4,848,000, respectively.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for Golden Corral restaurants for fiscal years 2004, 2003 and 2002 were $1,412,000, $864,000 and $1,380,000, respectively. Opening costs for Big Boy restaurants for fiscal years 2004, 2003 and 2002 were $368,000, $85,000 and $395,000, respectively.

Benefit Plans

The Company has two qualified defined benefit pension plans covering substantially all of its eligible employees. (Hourly restaurant employees hired after December 31, 1998 are ineligible to enter the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan with a matching 40% employer cash contribution.) Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. In addition, the Company has an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that provides a supplemental retirement benefit to the executive officers of the Company and certain other “highly compensated employees” (HCE’s) whose benefits under the qualified plans are reduced when their compensation exceeds Internal Revenue Code imposed limitations or when elective salary deferrals are made to the Company’s non-qualified Executive Savings Plan. Prepaid benefit costs (see Note F – Pension Plans) and Executive Savings Plan assets are the principal components of “Other long-term assets” in the balance sheet. Prepaid benefit costs are also the principal component of “Prepaid expenses and sundry deposits” in the balance sheet.

The executive officers of the Company and certain other HCE’s receive comparable pension benefits through a non-qualified Non Deferred Cash Balance Plan instead of accruing additional benefits under the qualified defined benefit pension plans and the SERP. (Also see Note F – Pension Plans.)

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $250,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history. An annual review of claims experience is performed during the first quarter of ensuing fiscal years and adjustments are made to the self-insurance liabilities to more closely reflect actual claims experience. Favorable claims experience allowed liabilities for self-insurance to be lowered by $710,000 and $334,000, respectively in fiscal years 2004 and 2003. As a result of unfavorable claims experience, self-insurance liabilities were increased by $26,000 in fiscal 2002.

As of May 30, 2004, the Company had two outstanding letters of credit totaling $175,000 in support of its self-insurance program.

Fair Value of Financial Instruments

With the exception of long-term debt (see Note B – Long-Term Debt), the carrying values of the Company’s financial instruments approximate fair value.

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes (see Note D – Income Taxes).

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” No stock based employee compensation cost is included in net income, as all options granted during the fiscal years 2004, 2003 and 2002 had an exercise price equal to the market value of the stock on the date of the grant. In accordance with Statement of Financial Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure,” the following table presents the effect on net income and earnings per share had the Company accounted for stock options using the fair value recognition provisions of SFAS 123:

	2004	2003	2002
	(in thousands, except per share data)
Net earnings, as reported	$10,529	$9,778	$7,971
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	251	252	167

Pro forma net earnings	$10,278	$9,526	$7,804

Earnings per share
Basic – as reported	$2.11	$1.98	$1.61
Basic – pro forma	$2.06	$1.93	$1.58
Diluted – as reported	$2.05	$1.95	$1.59
Diluted – pro forma	$2.00	$1.90	$1.56

(a)	For a summary of options granted, refer to the stock option section of Note E – Capital Stock.

The estimated total stock-based employee compensation expense was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Dividend yield	1.87%	1.87%	2.17%
Expected volatility	27%	28%	27%
Risk free interest rate	2.57%	3.67%	4.72%
Expected lives	5 years	5 years	5 years
Weighted average fair value of options granted	$4.32	$4.95	$3.58

New Accounting Pronouncements

The Company reviewed all significant newly issued accounting pronouncements and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future adoption.

NOTE B - LONG-TERM DEBT

	2004		2003
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$—	$—	$—
Term Loans	6,231	25,227	4,930	24,260
Revolving Credit Loan	—	—	—	—
Bullet Loan	—	10,000	—	10,000

	$6,231	$35,227	$4,930	$34,260

The portion payable after one year matures as follows:

	2004	2003
	(in thousands)
Period ending in 2005	$—	$5,295
2006	6,664	5,681
2007	6,376	5,344
2008	15,684	14,600
2009	4,059	2,920
2010	1,616	420
Subsequent to 2010	828	—

	$35,227	$34,260

The Construction Draw Facility is an unsecured draw credit line that provides for borrowing of up to $55,000,000 to construct and open Golden Corral restaurants. As of May 30, 2004, $10,000,000 remained available to be borrowed before the Facility expires on September 1, 2005, unless extended. It is subject to a ¼ percent unused commitment fee. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. All funds borrowed under the Facility as of May 30, 2004 have been converted to Term Loans. Fixed interest rates have been chosen for all of the Term Loans, the weighted average of which is 6.38 percent, and all of the Term Loans are being repaid in 84 equal monthly installments of principal and interest aggregating $673,000, expiring in various periods ranging from May 2006 through April 2011. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2005, unless extended.

The $10,000,000 Bullet Loan is secured by mortgages on the real property of six Golden Corral restaurants. It matures and is payable in one installment on December 31, 2007. Variable rated interest, currently 3.36 percent, is determined by adding 200 basis points to the London Interbank Offered Rate (LIBOR). At any time during the term of the loan, the Company has the option of designating that the loan bear interest for the remainder of the term at a fixed rate equal to the lender’s cost of funds plus 200 basis points. Variable LIBOR based interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Fixed cost of funds based interest shall be payable monthly in arrears.

A $5,000,000 unsecured Revolving Credit Loan is in place that is intended to fund temporary working capital needs. The loan, none of which was outstanding as of May 30, 2004, is subject to a 30 consecutive day out-of-debt period each year. It matures on September 1, 2005, unless extended. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a ¼ percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of May 30, 2004. Compensating balances are not required by these loan agreements.

The fair values of the Bullet Loan and Revolving Credit Loan approximate carrying value as of May 30, 2004 and June 1, 2003 because the current provisions of the loans call for variable rated interest. The fair values of the fixed rate Term Loans are based on fixed rates that would be available for loans with identical terms and maturities, if borrowed at May 30, 2004 and June 1, 2003.

	2004		2003
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$—	$—	$—
Term Loans	31,458	31,822	29,190	31,242
Revolving Credit Loan	—	—	—	—
Bullet Loan	10,000	10,000	10,000	10,000

NOTE C - LEASED PROPERTY

The Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of May 30, 2004, eleven of the Company’s 29 leased restaurant locations have been capitalized. Delivery equipment is also held under capitalized leases expiring during various periods through 2009. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	2004	2003
	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,083	1,083

	7,389	7,389
Less accumulated amortization	(6,116)	(5,653)

	$1,273	$1,736

As of May 30, 2004, eighteen of the Company’s restaurant properties are occupied pursuant to operating leases, four of which are ground leases for Golden Corral restaurants. Another Golden Corral ground lease has been entered into for a restaurant to open during the summer of 2005. The operating lease table below includes scheduled payments for this lease even though payments will not begin until the restaurant opens. The Company also occupies office space under an operating lease that expires during 2013, with renewal options available through 2023. The Company has an option to purchase the office property in 2023. Total rental expense of operating leases was $1,470,000 in 2004, $1,515,000 in 2003 and $1,434,000 in 2002.

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Year ending in:	Capitalized leases	Operating leases
	(in thousands)

2005	$880	$1,365
2006	802	1,250
2007	575	1,091
2008	2,520	878
2009	38	770
2010 to 2025	16	9,188

Total	4,831	$14,542

Amount representing interest	(1,101)

Present value of obligations	3,730
Portion due within one-year	(509)

Long-term obligations	$3,221

Not included in the above table are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $50,000 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or sub-let the properties.

NOTE D – INCOME TAXES

The variations between the statutory Federal rate and the effective rate are summarized as follows:

	Percent of pretax earnings
	2004	2003	2002
Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(4.1)	(3.3)	(2.8)
State and municipal income taxes - Current and deferred (net of Federal tax benefit)	3.2	3.1	3.7
Other	.2	(.3)	(.1)

Effective rate	33.3	33.5	34.8

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax asset (liability) were as follows (in thousands):

	2004	2003
Deferred compensation	$861	$753
Compensated absences	780	699
Self insurance	1,153	1,259
Impairment of assets/property write-downs	143	133
Other	18	36

Total deferred tax assets	2,955	2,880
Depreciation	(3,925)	(2,354)
Pension contributions	(1,109)	(1,016)
Sale of franchise rights	(57)	(110)
Other	(613)	(580)

Total deferred tax liabilities	(5,704)	(4,060)

Net deferred tax liability	$(2,749)	$(1,180)

NOTE E - CAPITAL STOCK

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

As of May 30, 2004, no awards (meaning any form of stock option, stock appreciation right, restricted stock award, unrestricted stock award or performance award) had been granted under the 2003 Stock Option and Incentive Plan.

Other Stock Option Plans

The 1993 Stock Option Plan is not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as subsequently adjusted for stock dividends paid through December 1996) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. As of May 30, 2004, 80,204 shares remained available to be optioned. Of the 482,228 cumulative shares optioned to date, 319,993 remain outstanding as of May 30, 2004.

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

The 1984 Stock Option Plan expired May 8, 1994. The final 14,090 outstanding options expired in June 2003, ten years from the date originally granted.

The changes in outstanding and exercisable options involving both the 1993 and the 1984 Plans are summarized below:

	2004		2003		2002
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share
Outstanding at beginning of year	321,665	$13.96	284,220	$12.08	220,216	$11.40
Granted during the year	91,000	$19.28	90,500	$19.16	90,000	$13.58
Exercised during the year	78,082	$11.73	37,656	$11.06	23,828	$11.45
Expired during the year	14,090	$14.38	14,398	$17.05	—	—
Forfeited during the year	500	$17.17	1,001	$15.65	2,168	$11.60

Outstanding at end of year	319,993	$15.97	321,665	$13.96	284,220	$12.08

Exercisable at beginning of year	233,156	$13.21	209,131	$12.14	157,467	$11.83

Exercisable at end of year	227,314	$14.94	233,156	$13.21	209,131	$12.14

Stock options outstanding and exercisable as of May 30, 2004 for the 1993 Stock Option Plan:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$8.31 to $13.00	76,232	$10.57	5.84 years
$13.01 to $18.00	73,424	$13.77	7.08 years
$18.01 to $24.20	170,337	$19.34	8.54 years

$8.31 to $24.20	319,993	$15.97	7.56 years

Exercisable:
$8.31 to $13.00	76,232	$10.57	—
$13.01 to $18.00	60,082	$13.85	—
$18.01 to $24.20	91,000	$19.33	—

$8.31 to $24.20	227,314	$14.94	—

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. Through April 30, 2004, (latest available data), 93,265 shares had been purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2004, the custodian held 41,678 shares on behalf of employees.

A total of 58,492 common shares (as subsequently adjusted for stock dividends paid through December 1996) were reserved for issuance under the non-qualified Executive Savings Plan when it was established in 1993. As of May 30, 2004, 49,374 shares remained in the reserve, including 7,510 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of May 30, 2004, the Company’s treasury held 2,458,022 shares of the Company’s common stock. From September 1998 through January 2002, 1,135,286 shares of the Company’s common stock were repurchased at a cost of $12,162,000 pursuant to repurchase programs authorized by the Company’s Board of Directors. The current authorization allows up to 500,000 additional shares to be repurchased in the open market or through block trades over a two year period that expires October 7, 2004. No shares have been repurchased under the current authorization.

Most of the remaining shares held in the treasury were acquired in August 1997 pursuant to the terms of a modified “Dutch Auction” self-tender offer.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
May 30, 2004	4,998,819	$2.11	136,892	5,135,711	$2.05
June 1, 2003	4,930,171	1.98	92,922	5,023,093	1.95
June 2, 2002	4,936,328	1.61	76,293	5,012,621	1.59

NOTE F - PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The Company does not sponsor post retirement health care benefits. All three retirement plans are summarized in the following tables that show change in benefit obligations, change in plan assets, reconciliation of funded status, amounts recognized in the Company’s balance sheet, weighted average assumptions and net periodic pension cost components.

	(in thousands)
Change in benefit obligation	2004	2003
Projected benefit obligation at beginning of year	$20,725	$16,510
Service cost	1,768	1,408
Interest cost	1,329	1,165
Actuarial loss (gain)	(40)	2,385
Benefits paid	(789)	(743)

Projected benefit obligation at end of year	$22,993	$20,725

	(in thousands)
Change in the plans’ assets	2004	2003
Fair value of plan assets at beginning of year	$18,628	$18,044
Actual return on plan assets	1,824	(299)
Employer contributions (a)	2,185	1,795
Benefits paid, plus expenses	(982)	(912)

Fair value of plan assets at end of year	$21,655	$18,628

(a)	Employer contributions shown for 2004 includes $185,000 from the previous year and does not include $304,000 that will be contributed to the plans after May 30, 2004.

	(in thousands)
Reconciliation of funded status	2004	2003
Funded status	$(1,338)	$(2,097)
Unrecognized net actuarial loss	4,047	4,583
Unrecognized prior service cost	248	318

Net prepaid retirement plan cost recognized at end of year	$2,957	$2,804

	(in thousands)
Amounts recognized in the Company’s balance sheet	2004	2003
Prepaid benefit cost	$3,034	$2,859
Accrued benefit cost	(171)	(172)
Intangible asset	94	117

Net prepaid retirement plan cost recognized at end of year	$2,957	$2,804

Weighted Average Assumptions	2004	2003	2002
Weighted average discount rate - net periodic pension cost	6.50%	6.50%	7.25%
Weighted average discount rate - projected benefit obligation	6.50%	6.50%	7.25%
Weighted average rate of compensation increase	5.00%	5.00%	5.00%
Weighted average expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

The Company has used an expected rate of return on plan assets of 8.5% for the last several years. The target asset mix for the plans has historically returned in excess of this rate. Even though more recent years have not produced the expected rate of return (primarily due to low equity returns), the plan asset assumptions are based on long-term objectives.

Net periodic pension cost components	2004	2003	2002
Service cost	$1,768	$1,408	$1,275
Interest cost	1,329	1,165	1,012
Expected return on plan assets	(1,580)	(1,476)	(1,564)
Amortization of prior service cost	70	70	70
Amortization of net transition asset	—	—	(237)
Recognized net actuarial loss (gain)	445	149	(57)

Net periodic pension cost	$2,032	$1,316	$499

The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets are summarized for all three retirement plans in the following table:

	(in thousands)
	2004	2003
Projected benefit obligation at end of year	$22,993	$20,725
Accumulated benefit obligation at end of year	17,977	16,373
Fair value of plan assets at end of year	21,655	18,628

Target and actual pension plan assets are summarized as follows:

		Actual Allocations
Asset Category	Target	2004	2003
Equity securities	70%	65%	59%
Fixed income	25%	33%	36%
Cash equivalents	5%	2%	5%

Total	100%	100%	100%

The objectives of the committee that sets investment policy for pension assets include holding, protecting and investing the assets prudently. The committee determined that plan assets should be invested using long-term objectives, since the plan is intended to fund current and future benefits for participants and beneficiaries. Equity securities have provided the highest historical return to investors over extended time horizons. Thus, the bulk of the plans’ assets are held in equity securities. Prudent investment strategies also call for a certain portion of the plan assets to be held in fixed return instruments. Although not prohibited from doing so, the committee has chosen not to invest the plan assets in the common stock of the Company.

Compensation expense (not included in the above tables) relating to the Non Deferred Cash Balance Plan (see Note A – Accounting Policies) is equal to the amounts contributed to the Plan - $489,000 in fiscal 2004, $415,000 in fiscal 2003 and $373,000 in fiscal 2002.

The Company also sponsors two 401(k) plans and a non-qualified Executive Savings Plan for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Note A – Accounting Policies). In fiscal years 2004, 2003 and 2002, matching contributions to the 401(k) plans amounted to $157,000, $157,000 and $153,000, respectively, while matching contributions to the Executive Savings Plan were $15,000, $14,000 and $12,000, respectively over the same fiscal years.

NOTE G – SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	2004	2003	2002
	(in thousands)
Sales
Big Boy	$178,353	$168,312	$165,166
Golden Corral	81,348	65,366	45,268

	$259,701	$233,678	$210,434

Earnings before income taxes
Big Boy	$21,141	$19,035	$18,756
Impairment of assets	—	811	—
Opening expense	(368)	(85)	(395)

Total Big Boy	20,773	19,761	18,361

Golden Corral	4,319	4,116	2,563
Opening expense	(1,412)	(864)	(1,380)

Total Golden Corral	2,907	3,252	1,183

Administrative expense	(6,646)	(6,744)	(6,214)
Interest expense	(2,474)	(2,800)	(2,420)
Other – net	1,222	1,232	1,324

Total corporate items	(7,898)	(8,312)	(7,310)

	$15,782	$14,701	$12,234

Depreciation and amortization
Big Boy	$7,235	$8,040	$7,688
Golden Corral	3,761	2,933	1,863

	$10,996	$10,973	$9,551

Capital expenditures
Big Boy	$12,146	$7,813	$11,329
Golden Corral	17,880	13,731	17,602

	$30,026	$21,544	$28,931

Identifiable assets
Big Boy	$84,680	$77,564	$81,001
Golden Corral	72,168	61,072	48,334

	$156,848	$138,636	$129,335

NOTE H – CONTINGENCIES

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) On July 30, 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees, and costs it claims is owed by the Company under the construction contract. The Company denies the claim and has filed a counterclaim against the general contractor alleging defective construction and claiming damages, lost profits, interest and costs, in an amount exceeding $1,000,000. The Company is vigorously prosecuting this claim and believes that it will ultimately prevail.

On August 29, 2002, the Company filed a separate lawsuit against the architect that designed the defective building alleging negligent design and claiming damages, lost profits, interest and costs exceeding $2,500,000. In July 2003, the Company resolved all claims, counterclaims and cross claims against the trial court defendants, including the architect and the architect’s structural engineering consultant. The defendants agreed to pay the Company the sum of $1,700,000 in full and final settlement of all claims. The Company has received the settlement funds in full and the case has been dismissed.

Since no assurances can be made regarding the outcome of this or any litigation, only the cost of constructing the defective building (including the cost to raze it), totaling approximately $1,723,000 was carried in the consolidated balance sheet as of June 1, 2003 in “Long-term receivables.” The balance was reduced to zero in fiscal 2004 reflecting receipt of the settlement funds.

NOTE I - RELATED PARTY TRANSACTIONS

A Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary.

The total paid to the Company by these three restaurants amounted to $4,459,000, $4,204,000 and $4,256,000 respectively, in fiscal years 2004, 2003 and 2002. The amount owed to the Company from these restaurants was $116,000 and $41,000 respectively, as of May 30, 2004 and June 1, 2003. Amounts due are generally settled within 28 days of billing.

All related party transactions described herein were effected on substantially similar terms as transactions with persons having no relationship with the Company.

QUARTERLY RESULTS (UNAUDITED)

	Year Ended May 30, 2004				Year Ended June 1, 2003
	(in thousands, except per share data)				(in thousands, except per share data)
	Revenue	Gross profit	Net earnings	Diluted net earnings per share	Revenue	Gross profit	Net earnings	Diluted net earnings per share
1st Quarter	$77,403	$9,385	$3,288	$.65	$70,104	$7,907	$2,917	$.58
2nd Quarter	60,384	7,023	2,411.47		54,804	6,711	2,211.44
3rd Quarter	59,633	6,584	2,216.43		51,943	5,532	1,587.32
4th Quarter	63,504	6,754	2,614.51		58,060	7,430	3,063.61

Total	$260,924	$29,746	$10,529	$2.05	$234,911	$27,580	$9,778	$1.95

Quarterly earnings per share amounts for fiscal 2004 do not sum to the earnings per share for the year due to changes throughout the year in the diluted weighted average shares outstanding.

The first quarter of each year contained sixteen weeks, while the last three quarters each contained twelve weeks.

Net earnings for the first quarters of fiscal 2004 and fiscal 2003 included favorable adjustments of $460,000 and $220,000 resulting from lower than anticipated claims in the Company’s self insured casualty insurance program.

Net earnings for the first and third quarters of fiscal 2003 included favorable adjustments of $445,000 and $95,000, respectively, to adjust impairment of assets resulting from the dispositions of two former Big Boy restaurants. The credits reflect the over estimation of impairment charges that were recorded when the restaurants were permanently closed in fiscal 2001.

The fourth quarters of fiscal 2004 and fiscal 2003 include credits to income tax expense of $270,000 and $260,000 respectively, to reflect the actual effective tax rate for the years.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures, as defined in Securities Exchange Act regulations 240.13a-15(e) and 240.15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 30, 2004.

The Company is expected to complete the implementation of its enterprise information system in September 2004. Phase I of the implementation was completed in April 2004. Phase I included new software modules for the General Ledger, Accounts Payable, Procurement, Inventory Control and Asset Management. Certain changes in the system of internal control were instituted to enhance the effectiveness of the Phase I modules. Phase II of the implementation will be completed in September 2004 when Payroll and Human Resources modules are completed.

In their audit of the Company’s consolidated financial statements for the year ended May 30, 2004, Grant Thornton LLP, the Company’s independent registered public accounting firm, advised the Audit Committee and management of an internal control matter that in their opinion constituted a significant deficiency under the standards established by the Public Company Accounting Oversight Board. During the year ended May 30, 2004, the Company did not initially record certain costs relating to new restaurant construction in property and equipment or in accounts payable as of year end. The Company’s controls and procedures have always included a search for unrecorded liabilities for goods and services received prior to year end that needed to be added to the payable system. Because of constraints on resources in connection with the implementation of the Company’s new enterprise information system, the Company’s staff overlooked the search during the year ended May 30, 2004. Upon notification from Grant Thornton LLP, the Company immediately re-implemented the search procedure and recorded the necessary entries to make the corrections.

There were no other significant changes in the Company’s internal controls over financial reporting during the fiscal quarter ended May 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Not applicable.

PART III

(Items 10 through 13)

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after May 30, 2004.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after May 30, 2004.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item not otherwise disclosed below is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after May 30, 2004.

Equity Compensation Plan Information

as of May 30, 2004

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1993 Stock Option Plan	319,993	$15.97	80,204
2003 Stock Option and Incentive Plan	0	0	800,000

Total	319,993	$15.97	880,204
Equity compensation plans not approved by security holders:
Executive Savings Plan (1)			49,374
Senior Executive Bonus Plan (2)
CEO Employment Agreement (3)
Total	319,993	$15.97	929,578

(1) Frisch’s Executive Savings Plan

The Frisch’s Executive Savings Plan (FESP) was established in November 1993, to provide a means for certain management employees who are disqualified from participating in the Frisch’s Employee 401(k) Savings Plan, to participate in a similarly designed non-qualified plan. Under the FESP, an eligible employee may choose to invest in Common Stock of the Company. For employees who choose to invest in the Company’s Common Stock, the Company makes a fifteen percent matching contribution of Common Stock. Upon an employee’s retirement, the Company has the option to issue to the employee the shares of Common Stock allocated to that employee or to pay to the employee the fair market value of the Common Stock allocated to him or her in cash. A total of 58,492 shares of Common Stock were reserved for issuance under the FESP when it was established in 1993. As of May 30, 2004, 49,374 shares remained in the reserve. During the year ended May 30, 2004, 221 shares of Common Stock were allocated to participants in the plan, bringing to 7,510 the number of shares of Common Stock allocated but not issued to active plan participants under the Plan.

(2) Senior Executive Bonus Plan

Under the Company’s Senior Executive Bonus Plan effective June 2, 2003, certain executive officers and other key employees are entitled to earn annual bonuses of up to 40 percent of their annual salary. Each employee’s bonus is determined by a formula that takes into account (1) the extent to which the individual’s performance goals established prior to the beginning of the fiscal year are met, and (2) the Company’s pre-tax consolidated earnings for the fiscal year, as a percentage of total revenue (adjusted to exclude certain revenue, if any, not related to the Company’s food service operations). No incentive bonus is paid to any eligible employees unless pre-tax consolidated earnings of the Company are at least four percent of revenues. In order to receive the maximum bonus permissible under the plan, an employee must fully meet his or her individual performance goals and pre-tax consolidated earnings of the Company must equal or exceed seven percent of revenues. Of the total bonus earned by each employee, ten percent is paid in shares of the Company’s Common Stock and the remainder is paid in cash. For the fiscal year ended May 30, 2004, 894 shares of Common Stock were issued to employees pursuant to the plan. If all eligible employees under the Senior Executive Bonus Plan had earned their maximum bonus during the year ended May 30, 2004, a total of 1,100 shares of Common Stock would have been issued.

(3) CEO Employment Agreement

Craig F. Maier, President and Chief Executive Officer, is employed by the Company pursuant to a three-year employment agreement effective June 2, 2003. The agreement provides that the Company will pay Mr. Maier incentive compensation for each fiscal year that the Company’s pre-tax earnings (before deducting his incentive compensation) equal or exceed four percent of the Company’s total revenue. The incentive compensation will be equal to (a) one and one half percent of the Company’s pre-tax earnings if in such year pre-tax earnings equal or exceed four percent (but are less than five percent) of the Company’s total revenue, and (b) an additional one percent of the Company’s pre-tax earnings if in such year the Company’s pre-tax earnings equal or exceed five percent of the Company’s total revenue. However, the incentive compensation will be reduced to the extent that the payment of the incentive compensation would reduce the Company’s pre-tax earnings to below four percent of the Company’s total revenue. Incentive compensation is paid 90 percent in cash and ten percent in Common Stock. For the fiscal year ended May 30, 2004, 1,611 shares of common stock were issued to Mr. Maier pursuant to the agreement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after May 30, 2004.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 30, 2004.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a). List of documents filed as part of this report.

1.	Consolidated Financial Statements

The following consolidated financial statements of the Registrant are contained in Part II, Item 8 of this Form 10-K.

Consolidated Balance Sheet – May 30, 2004 and June 1, 2003

Consolidated Statement of Earnings – Three fiscal years ended May 30, 2004

Consolidated Statement of Cash Flows – Three fiscal years ended May 30, 2004

Consolidated Statement of Shareholders’ Equity – Three fiscal years ended May 30, 2004

Notes to Consolidated Financial Statements – Three fiscal years ended May 30, 2004

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

Financial statement schedules are not applicable or are not required under the related instructions or the information is included in the financial statements or the notes to the financial statements.

3.	Exhibits

3 (a) Third Amended Articles of Incorporation, filed as Exhibit (3) (a) to the Registrant’s Form 10-K Annual Report for 1993, is incorporated herein by reference.

3 (b) Code of Regulations, filed as Exhibit (3) (a) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, is incorporated herein by reference.

3 (c) Amendments to the Code of Regulations adopted October 1, 1984, filed as Exhibit (3) (b) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, is incorporated herein by reference.

3 (d) Amendments to the Code of Regulations adopted October 24, 1996, filed as Exhibit (3) (c) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, is incorporated herein by reference.

10 (a) Intellectual Property Use and Noncompete Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, is incorporated herein by reference.

10 (b) Transfer Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, is incorporated herein by reference.

10 (c) Area Development Agreement and Addendum effective July 25, 2000 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit (10) (a) to the Registrant’s Form 10-K Annual Report for 2000, is incorporated herein by reference.

10 (d) Area Development Agreement and Addendum between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for December 14, 1997, is incorporated herein by reference.

10 (e) Second Amendment dated October 6, 1999 to the Area Development Agreement between the Registrant and Golden Corral Franchising Systems, Inc. effective January 6, 1998, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for December 12, 1999, is incorporated herein by reference.

10 (f) Area Development Agreement, Termination Agreement and Addendum effective July 20, 2004 between the Registrant and Golden Corral Franchising Systems, Inc. is filed herewith.

10 (g) Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000, filed as Exhibit (10) (d) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, is incorporated herein by reference. *

10 (h) Employment Agreement between the Registrant and Craig F. Maier effective June 2, 2003, filed as Exhibit 10 (h) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (i) Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (j) Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (k) Amendment No. 1 to Frisch’s Executive Retirement Plan effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference.*

10 (l) 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10 (m) Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (n) Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (o) Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. *

10 (p) Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between Firstar Bank, N.A. (Trustee) (now known as US Bank) and Donald H. Walker (Grantor). There are identical Trust Agreements between Firstar Bank, N.A. (Trustee) (now known as US Bank) and Craig F. Maier, Paul F. McFarland, W. Gary King, Karen F. Maier, Ken C. Hull, Michael E. Conner, Todd M. Rion and certain other “highly compensated employees” (Grantors). *

10 (q) Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.*

*	denotes compensatory plan or agreement

14 Code of Ethics for Chief Executive Officer and Financial Professionals, filed as Exhibit 14 to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

21 Subsidiaries of the Registrant is filed herewith.

23 Consent of Grant Thornton LLP is filed herewith.

31.1 Certification of Chief Executive Officer pursuant to rule 13a -14(a) is filed herewith.

31.2 Certification of Chief Financial Officer pursuant to rule 13a - 14(a) is filed herewith.

32.1 Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2 Section 1350 Certification of Chief Financial Officer is filed herewith.

b). Reports on Form 8-K:

A Form 8-K was filed April 6, 2004 reporting under item 12 the Registrant’s press release announcing financial results for the third quarter ended March 7, 2004.

A Form 8-K was filed July 9, 2004 reporting under item 12 the Registrant’s press release announcing financial results for the year ended May 30, 2004.

A Form 8-K was filed on July 26, 2004 reporting under item 5 the Registrant’s press release announcing that it had entered an agreement with Golden Corral Franchising Systems, Inc. to add 21 Golden Corral Restaurants to its development plans.

A Form 8-K was filed on August 2, 2004 reporting under item 12 a correction to the condensed balance sheet as of May 30, 2004 that had been attached to the Registrant’s year end earnings press release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(Registrant)

By	/s/ Donald H. Walker	August 9, 2004
	Donald H. Walker	Date
Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack C. Maier Jack C. Maier	Chairman of the Board Director	August 10, 2004

/s/ Craig F. Maier Craig F. Maier	President and Chief Executive Officer Director	August 10, 2004

Dale P. Brown	Director

/s/ Daniel W. Geeding Daniel W. Geeding	Director	August 10, 2004

/s/ Lorrence T. Kellar Lorrence T. Kellar	Director	August 9, 2004

/s/ Malcolm M. Knapp Malcolm M. Knapp	Director	August 10, 2004

/s/ Blanche F. Maier Blanche F. Maier	Director	August 10, 2004

/s/ William A. Mauch William A. Mauch	Director	August 10, 2004

/s/ William J. Reik, Jr. William J. Reik, Jr.	Director	August 12, 2004