Form 10-Q
period 2004-09-19
FRISCHS RESTAURANTS INC
filed 2004-10-20
CIK 39047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR QUARTER ENDED SEPTEMBER 19, 2004	COMMISSION FILE NUMBER 1-7323

FRISCH’S RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

OHIO	31-0523213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 GILBERT AVENUE, CINCINNATI, OHIO	45206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	513-961-2660

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

YES     X                NO

The total number of shares outstanding of the issuer’s no par common stock, as of September 24, 2004 was:  5,039,325

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Sixteen Weeks Ended
	September 19, 2004	September 21, 2003
Revenue
Sales	$84,062,163	$77,037,276
Other	422,855	365,769

Total revenue	84,485,018	77,403,045

Costs and expenses
Cost of sales
Food and paper	29,414,304	26,205,431
Payroll and related	27,992,646	25,887,294
Other operating costs	17,554,540	15,559,189

	74,961,490	67,651,914

Administrative and advertising	4,324,761	3,958,443
Interest	806,096	733,667

Total costs and expenses	80,092,347	72,344,024

Earnings before income taxes	4,392,671	5,059,021

Income taxes	1,494,000	1,771,000

Net Earnings	$2,898,671	$3,288,021

Earnings per share (EPS) of common stock:
Basic net earnings per share	$.58	$.66

Diluted net earnings per share	$.56	$.65

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	September 19, 2004 (unaudited)	May 30, 2004
Current Assets
Cash	$557,387	$294,410
Receivables
Trade	1,634,929	1,384,798
Other	375,216	381,090
Inventories	4,470,456	4,381,814
Prepaid expenses and sundry deposits	2,550,322	2,076,319
Prepaid and deferred income taxes	1,024,427	1,024,427

Total current assets	10,612,737	9,542,858

Property and Equipment
Land and improvements	54,215,980	50,250,328
Buildings	76,080,694	75,040,561
Equipment and fixtures	80,193,790	77,673,937
Leasehold improvements and buildings on leased land	19,887,123	19,751,361
Capitalized leases	7,519,109	7,388,580
Construction in progress	7,424,289	6,918,091

	245,320,985	237,022,858
Less accumulated depreciation and amortization	103,598,602	101,302,386

Net property and equipment	141,722,383	135,720,472

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,376,450	1,122,982
Investments in land	1,148,293	1,148,293
Property held for sale	1,145,785	1,160,785
Long-term receivables	132,532	210,578
Net cash surrender value-life insurance policies	4,720,083	4,600,873
Other	2,615,086	2,600,469

Total other assets	11,878,873	11,584,624

	$164,213,993	$156,847,954

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 19, 2004 (unaudited)	May 30, 2004
Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,157,236	$6,230,801
Obligations under capitalized leases	554,774	508,520
Self insurance	1,344,011	1,310,191
Accounts payable	13,839,789	13,380,257
Accrued expenses	7,120,023	8,238,293
Income taxes	945,247	436,265

Total current liabilities	30,961,080	30,104,327

Long-Term Obligations
Long-term debt	39,776,685	35,226,734
Obligations under capitalized leases	3,581,379	3,221,384
Self insurance	1,949,158	2,384,893
Deferred income taxes	3,540,082	3,540,082
Deferred compensation and other	3,012,903	2,903,974

Total long-term obligations	51,860,207	47,277,067

Commitments	-	-

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	-	-
Common stock - authorized, 12,000,000 shares without par value; issued, 7,494,010 and 7,490,845 shares - stated value - $1	7,494,010	7,490,845
Additional contributed capital	62,072,606	61,976,027

	69,566,616	69,466,872
Retained earnings	44,710,880	42,920,243

	114,277,496	112,387,115
Less cost of treasury stock (2,455,351 and 2,469,345 shares)	32,884,790	32,920,555

Total shareholders’ equity	81,392,706	79,466,560

	$164,213,993	$156,847,954

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Sixteen weeks ended September 19, 2004 and September 21, 2003

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at June 1, 2003	7,420,763	60,926,377	34,490,774	(33,072,188)	69,765,726
Net earnings for sixteen weeks	-	-	3,288,021	-	3,288,021
Stock options exercised - new shares issued	31,751	326,655	-	-	358,406
Tax benefit from stock options exercised	-	116,614	-	-	116,614
Treasury shares re-issued	-	18,180	-	44,495	62,675
Cash dividends - $.20 per share	-	-	(994,169)	-	(994,169)

Balance at September 21, 2003	7,452,514	61,387,826	36,784,626	(33,027,693)	72,597,273
Net earnings for thirty-six weeks	-	-	7,240,989	-	7,240,989
Stock options exercised - new shares issued	38,331	427,728	-	-	466,059
Stock options exercised - treasury shares re-issued	-	(9,103)	-	107,138	98,035
Tax benefit from stock options exercised	-	249,855	-	-	249,855
Employee stock purchase plan	-	(80,279)	-	-	(80,279)
Cash dividends - $.22 per share	-	-	(1,105,372)	-	(1,105,372)

Balance at May 30, 2004	7,490,845	61,976,027	42,920,243	(32,920,555)	79,466,560
Net earnings for sixteen weeks	-	-	2,898,671	-	2,898,671
Stock options exercised - new shares issued	3,165	46,683	-	-	49,848
Stock options exercised - treasury shares re-issued	-	896	-	2,223	3,119
Tax benefit from stock options exercised	-	10,138	-	-	10,138
Other treasury shares re-issued	-	38,862	-	33,542	72,404
Cash dividends - $.22 per share	-	-	(1,108,034)	-	(1,108,034)

Balance at September 19, 2004	$7,494,010	$62,072,606	$44,710,880	($32,884,790)	$81,392,706

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Sixteen weeks ended September 19, 2004 and September 21, 2003

(unaudited)

	2004	2003
Cash flows provided by (used in) operating activities:
Net earnings	$2,898,671	$3,288,021
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	3,489,168	3,327,569
Loss on disposition of assets	57,445	162,232

	6,445,284	6,777,822
Changes in assets and liabilities:
Accounts receivable	(244,257)	13,361
Inventories	(88,642)	(136,283)
Prepaid expenses and sundry deposits	(474,003)	(779,248)
Other assets	(177,938)	572,536
Accounts payable	(94,794)	1,556,534
Accrued expenses	(1,118,270)	(1,078,622)
Accrued income taxes	508,982	713,234
Tax benefit from stock options exercised	10,138	116,614
Self insured obligations	(401,915)	(548,745)
Other liabilities	108,929	64,600

	(1,971,770)	493,981

Net cash provided by operating activities	4,473,514	7,271,803

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(8,999,056)	(7,054,801)
Proceeds from disposition of property	10,057	3,493
Proceeds from litigation settlement	-	1,700,000
Change in other assets	(138,055)	(594,700)

Net cash (used in) investing activities	(9,127,054)	(5,946,008)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	7,500,000	2,000,000
Payment of long-term debt and capital lease obligations	(2,155,145)	(1,743,278)
Cash dividends paid	(553,709)	(445,655)
Proceeds from stock options exercised - new shares issued	49,848	358,406
Proceeds from stock options exercised - treasury shares re-issued	3,119	-
Other treasury shares re-issued	72,404	62,675

Net cash provided by financing activities	4,916,517	232,148

Net increase in cash and equivalents	262,977	1,557,943
Cash and equivalents at beginning of year	294,410	1,133,443

Cash and equivalents at end of quarter	$557,387	$2,691,386

Supplemental disclosures:
Interest paid	$911,684	$854,633
Income taxes paid (net of refunds, if any)	974,880	941,153
Dividends declared but not paid	554,325	548,514
Lease transactions capitalized	537,777	-

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Ended September 19, 2004

NOTE A – ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. (The Company) is a regional company that operates and licenses others to operate full service family-style restaurants under the name “Frisch’s Big Boy”, and operates grill buffet style restaurants under the name “Golden Corral” under certain licensing agreements. All restaurants currently operated by the Company are located in various regions of Ohio, Kentucky and Indiana. Plans are in place to expand Golden Corral operations into certain parts of Michigan, Pennsylvania and West Virginia.

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of September 19, 2004 and May 30, 2004. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for buildings or components thereof and 5 to 10 years for equipment. Leasehold improvements are depreciated over 10 to 25 years or the remaining lease term, whichever is shorter. Software is depreciated over three to ten years. Interest on borrowings is capitalized during active construction periods of major capital projects. Capitalized interest for the sixteen weeks ended September 19, 2004 and September 21, 2003 was $45,000 and $70,000, respectively. In addition, capitalization of the value of certain employees’ time who worked on the implementation of the Company’s enterprise information system was $96,000 and $78,000 respectively, for the sixteen weeks ended September 19, 2004 and September 21, 2003.

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of September 19, 2004 totaled approximately $1,817,000, including $1,548,000 for two Golden Corral restaurants and $269,000 for one Big Boy restaurant. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

Under Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment. Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or the Company’s past experience in disposing of unprofitable restaurant properties. Management believes that this policy is the Company’s only critical accounting policy because of its potential for significant impact on the financial condition and results of the Company’s operations.

No impairment losses were recognized during either of the sixteen weeks ended September 19, 2004 or September 21, 2003.

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

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of September 19, 2004 and May 30, 2003, the carrying amount of goodwill acquired in prior years was $741,000, which is net of $308,000 amortized in prior years.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $75,000 per year in each of the next five years for the 28 Golden Corral restaurants in operation as of September 19, 2004. Amortization was $22,000 and $17,000 respectively, for the sixteen weeks ended September 19, 2004 and September 21, 2003. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	September 19, 2004	May 30, 2004
	(in thousands)

Golden Corral initial franchise fees subject to amortization	$1,120	$1,040
Less accumulated amortization	(196)	(174)

Carrying amount of Golden Corral initial franchise fees subject to amortization	924	866

Current portion of Golden Corral initial franchise fees subject to amortization	(75)	(69)
Golden Corral fees not yet subject to amortization	380	180

Other intangible assets	147	146

Total intangible assets	$1,376	$1,123

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

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for the sixteen weeks ended September 19, 2004 and September 21, 2003 were $723,000 ($504,000 for Golden Corral and $219,000 for Big Boy) and $434,000 ($411,000 for Golden Corral and $23,000 for Big Boy), respectively.

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

The executive officers of the Company and certain other “highly compensated employees” began receiving comparable pension benefits commencing in the year 2000, through a non-qualified Non Deferred Cash Balance Plan instead of accruing additional benefits under the qualified defined benefit pension plans and the SERP. (Also see Note E – Pension Plans.)

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $250,000 per claim. Initial self insurance liabilities are accrued based on prior claims history. An annual review of claims experience is performed during the first quarter of ensuing fiscal years and adjustments are made to the self insurance liabilities to more closely reflect annual claims experience. Favorable claims experience allowed reserves to be lowered by $614,000 and $710,000 respectively, during the sixteen weeks ended September 19, 2004 and September 21, 2003.

As of September 19, 2004, the Company had two outstanding letters of credit totaling $175,000 in support of its self-insurance program.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

With the exception of long-term debt (see Note B Long-Term Debt), the carrying value of the Company’s financial instruments approximates fair value.

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes. The provision for income taxes in all periods has been computed based on management’s estimate of the effective tax rate for the entire year.

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” No stock based employee compensation cost is included in net income, as all options granted have had an exercise price equal to the market value of the stock on the date of the grant. In accordance with Statement of Financial Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure,” the following table presents the effect on net income and earnings per share had the Company accounted for stock options using the fair value recognition provisions of SFAS 123:

	Sixteen weeks ended
	September 19, 2004	September 21, 2003
	(in thousands, except per share data)

Net Income, as reported	$2,899	$3,288
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	129	89

Pro forma net income	$2,770	$3,199

Earnings per share

Basic – as reported	$.58	$.66
Basic – pro forma	$.55	$.64

Diluted – as reported	$.56	$.65
Diluted – pro forma	$.54	$.63

(a) For a summary of options granted, refer to the stock option section of Note D – Capital Stock.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

The estimated total stock-based employee compensation expense was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	Sixteen weeks ended
	September 19, 2004	September 21, 2003
Dividend yield	1.61%	1.91%
Expected volatility	29%	27%
Risk free interest rate	3.86%	2.38%
Expected lives	5 years	5 years
Weighted average fair value of options granted	$8.25	$4.20

New Accounting Pronouncements

The Company reviewed all significant newly issued accounting pronouncements and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future adoption.

NOTE B – LONG-TERM DEBT

	September 19, 2004		May 30, 2004
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$-	$1,000	$-	$-
Term Loans	7,157	28,777	6,231	25,227
Bullet Loan	-	10,000	-	10,000
Revolving Credit Loan	-	-	-	-

	$7,157	$39,777	$6,231	$35,227

The portion payable after one year matures as follows:

	September 19, 2004	May 30, 2004
	(in thousands)

Period ending in 2006	$8,522	$6,664
2007	7,013	6,376
2008	16,234	15,684
2009	4,165	4,059
2010	2,310	1,616
Subsequent to 2010	1,533	828

	$39,777	$35,227

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – LONG-TERM DEBT (CONTINUED)

The Construction Draw Facility is an unsecured draw credit line that provides for borrowing of up to $61,500,000 to construct and open Golden Corral restaurants. As of September 19, 2004, $9,000,000 remained available to be borrowed before the Facility expires September 1, 2006, unless extended. It is subject to a ¼ percent unused commitment fee. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. As of September 19, 2004, $1,000,000 that had been borrowed during the sixteen weeks ended September 19, 2004 remained as a Construction Phase Loan, bearing interest at 3.05 percent. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. Fixed interest rates have been chosen for all of the Term Loans (original notes for $51,500,000), the weighted average of which is 6.18 percent, and all of the Term Loans are being repaid in 84 equal monthly installments of principal and interest aggregating $766,000, expiring in various periods ranging from May 2006 through September 2011. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2006, unless extended.

The $10,000,000 Bullet Loan is secured by mortgages on the real property of six Golden Corral restaurants. It matures and is payable in one installment on December 31, 2007. Variable rated interest, currently 3.81 percent, is determined by adding 200 basis points to the London Interbank Offered Rate (LIBOR). At any time during the term of the loan, the Company has the option of designating that the loan bear interest for the remainder of the term at a fixed rate equal to the lender’s cost of funds plus 200 basis points. Variable LIBOR based interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Fixed cost of funds based interest shall be payable monthly in arrears.

A $5,000,000 unsecured Revolving Credit Loan is in place that is intended to fund temporary working capital needs. The loan, none of which was outstanding as of September 19, 2004, is subject to a 30 consecutive day out-of-debt period each year. It matures on September 1, 2006, unless extended. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a ¼ percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of September 19, 2004. Compensating balances are not required by these loan agreements.

The fair values of the Bullet Loan, Revolving Credit Loan and Construction Phase Loan approximate carrying value as of September 19, 2004 and May 30, 2004 as the current provisions of the loans call for variable rated interest. The fair values of the fixed rate Term Loans shown in the following table are based on fixed rates that would be available for loans with identical terms and maturities, if borrowed at September 19, 2004 and May 30, 2004.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – LONG-TERM DEBT (CONTINUED)

	September 19, 2004		May 30, 2004
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$1,000	$1,000	$-	$-
Term Loans	35,934	36,406	31,458	31,822
Revolving Credit Loan	-	-	-	-
Bullet Loan	10,000	10,000	10,000	10,000

NOTE C - LEASED PROPERTY

The Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of September 19, 2004, eleven of the Company’s 29 leased restaurant locations have been capitalized. Delivery equipment is also held under capitalized leases expiring during periods through 2012. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	September 19, 2004	May 30, 2004
	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,213	1,083

	7,519	7,389
Less accumulated amortization	(5,820)	(6,116)

	$1,699	$1,273

As of September 19, 2004, eighteen of the Company’s restaurant properties are occupied pursuant to operating leases, four of which are ground leases for Golden Corral restaurants. Another Golden Corral ground lease has been entered into for a restaurant to open in the spring of 2005. The operating lease table below includes scheduled payments for this lease even though payments will not begin until the restaurant opens. The Company also occupies office space under an operating lease that expires during 2013, with renewal options available through 2023. The Company has the option to purchase the office property in 2023. Total rental expense of operating leases was $499,000 and $440,000 respectively, during the sixteen weeks ended September 19, 2004 and September 21, 2003.

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LEASED PROPERTY (CONTINUED)

Period ending September 19,	Capitalized leases	Operating leases
	(in thousands)
2005	$944	$1,384
2006	850	1,282
2007	620	1,117
2008	2,481	916
2009	122	823
2010 to 2025	259	9,002

Total	5,276	$14,524

Amount representing interest	(1,140)

Present value of obligations	4,136
Portion due within one-year	(555)

Long-term obligations	$3,581

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

As of September 19, 2004, no awards (meaning any form of stock option, stock appreciation right, restricted stock award, unrestricted stock award or performance award) had been granted under the 2003 Stock Option and Incentive Plan.

Other Stock Option Plans

The 1993 Stock Option Plan is not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. As of September 19, 2004, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned to date, 388,743 remain outstanding as of September 19, 2004.

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

The changes in outstanding and exercisable options involving both the 1993 and the 1984 Plans are summarized below:

	Sixteen weeks ended
	September 19, 2004		September 21, 2003
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share

Outstanding at beginning of year	319,993	$15.97	321,665	$13.96
Granted during the sixteen weeks	74,000	$29.74	84,000	$18.87
Exercised during the sixteen weeks	3,331	$15.90	31,751	$11.29
Expired during the sixteen weeks	-	-	14,090	$14.38
Forfeited during the sixteen weeks	1,919	$18.94	500	$17.17

Outstanding at end of quarter	388,743	$18.58	359,324	$15.32

Exercisable at beginning of year	227,314	$13.21	233,156	$13.21

Exercisable at end of quarter	265,240	$15.29	226,813	$13.62

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - CAPITAL STOCK (CONTINUED)

Stock options outstanding and exercisable as of September 19, 2004 for the 1993 Stock Option Plan:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years

Outstanding:
$ 8.31 to $13.00	75,814	$10.57	5.59 years
$13.01 to $18.00	71,257	$13.79	6.83 years
$18.01 to $24.20	168,172	$19.35	8.30 years
$24.21 to $30.13	73,500	$29.74	9.75 years
$ 8.31 to $30.13	388,743	$18.58	7.77 years

Exercisable:
$ 8.31 to $12.00	75,814	$10.57	-
$12.01 to $16.00	71,257	$13.79	-
$16.01 to $19.78	118,169	$19.23	-
$24.21 to $30.13	0	0
$ 8.31 to $30.13	265,240	$15.29	-

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2004 (latest available data), 93,265 shares had been purchased through the plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2004, the custodian held 41,678 shares on behalf of employees.

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Executive Savings Plan when it was established in 1993. As of September 19, 2004, 49,374 shares remained in the reserve, including 7,801 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of September 19, 2004, the Company’s treasury held 2,455,351 shares of the Company’s common stock. From September 1998 through January 2002, 1,135,286 shares of the Company’s common stock were repurchased at a cost of $12,162,000 pursuant to repurchase programs authorized by the Company’s Board of Directors. No shares were repurchased under the authorization that expired on October 7, 2004.

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

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
September 19, 2004	5,034,866	$.58	124,322	5,159,188	$.56
September 21, 2003	4,964,226.66		103,397	5,067,623.65

NOTE E - PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The following table shows the components of net periodic pension cost for the sixteen weeks ended September 19, 2004 and September 21, 2003:

	Sixteen weeks ended
Net periodic pension cost components	September 19, 2004	September 21, 2003
Service cost	$621	$521
Interest cost	484	391
Expected return on plan assets	(628)	(469)
Amortization of prior service cost	23	21
Amortization of loss	120	146

Net periodic pension cost	$620	$610

Contributions to the Plans are expected to exceed $2,120,000 during fiscal 2005. In addition, $304,000 from the fiscal 2004 was contributed to the plans after May 30, 2004.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Note A – Accounting Policies) was $151,000 and $154,000 respectively, during the sixteen weeks ended September 19, 2004 and September 21, 2003. Fiscal 2005’s contribution to the Non-Deferred Cash Balance Plan is expected to exceed $500,000.

The Company also sponsors two 401(k) plans and a non-qualified Executive Savings Plan for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Note A – Accounting Policies). In the sixteen weeks ended September 19, 2004 and September 21, 2003, matching contributions to the 401(k) plans amounted to $53,000 and $49,000 respectively. Matching contributions to the Executive Savings Plan were $8,000 and $5,000 respectively, during the sixteen weeks ended September 19, 2004 and September 21, 2003.

The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F – SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	Sixteen weeks ended
	September 19, 2004	September 21, 2003
	(in thousands)

Sales
Big Boy	$55,192	$53,169
Golden Corral	28,870	23,868

	$84,062	$77,037

Earnings before income taxes
Big Boy	$6,253	$6,669
Opening expense	(219)	(23)

Total Big Boy	6,034	6,646

Golden Corral	1,614	1,339
Opening expense	(504)	(411)

Total Golden Corral	1,110	928

Administrative expense	(2,368)	(2,147)
Interest expense	(806)	(734)
Other – net	423	366

Total Corporate Items	(2,751)	(2,515)

	$4,393	$5,059

Depreciation and amortization
Big Boy	$2,196	$2,266
Golden Corral	1,293	1,062

	$3,489	$3,328

Capital expenditures
Big Boy	$3,227	$1,735
Golden Corral	5,772	5,320

	$8,999	$7,055

	As of
	September 19, 2004	May 30, 2004
Identifiable assets
Big Boy	$88,846	$84,680
Golden Corral	75,368	72,168

	$164,214	$156,848

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G – CONTINGENCIES

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) On July 30, 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees, and costs it claims is owed by the Company under the construction contract. The Company denies the claim and has filed a counterclaim against the general contractor alleging defective construction and claiming damages, lost profits, interest and costs in an amount exceeding $1,000,000. The Company is vigorously prosecuting this claim and believes that it will ultimately prevail.

On August 29, 2002, the Company filed a separate lawsuit against the architect that designed the defective building alleging negligent design and claiming damages, lost profits, interest and costs exceeding $2,500,000. In July 2003, the Company resolved all claims, counterclaims and cross claims against the trial court defendants, including the architect and the architect’s structural engineering consultant. The defendants agreed to pay the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full during the first quarter of fiscal year 2004 and the case was dismissed.

NOTE H - RELATED PARTY TRANSACTIONS

A Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary.

The total paid to the Company by these three restaurants amounted to $1,488,000 and $1,340,000 respectively, during the sixteen weeks ended September 19, 2004 and September 21, 2003. The amount owed to the Company from these restaurants was $193,000 and $116,000 respectively, as of September 19, 2004 and May 30, 2004. Amounts due are generally settled within 28 days of billing.

All related party transactions described herein were effected on substantially similar terms as transactions with persons having no relationship with the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s First Quarter of Fiscal 2005 consists of the sixteen weeks ended September 19, 2004, and compares with the sixteen weeks ended September 21, 2003, which constituted the First Quarter of Fiscal 2004. The first quarter of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains sixteen weeks whereas the following three quarters normally contain only twelve weeks each. Operations consist of two reportable segments within the restaurant industry: “Big Boy” restaurants and “Golden Corral” restaurants.

Record revenue of $84,485,000 was achieved for the First Quarter of Fiscal 2005, an increase of $7,082,000, or 9.1 percent above revenue for the First Quarter of Fiscal 2004. Net earnings for the First Quarter of Fiscal 2005 were $2,899,000, or diluted earnings per share (EPS) of $.56, compared to $3,288,000, or diluted EPS of $.65 in the First Quarter of Fiscal 2004.

The decline in earnings can be directly traced to disappointing same store sales increases in Big Boy Restaurants, same store sales decreases in Golden Corral restaurants and higher food costs.

Results for the first quarters of both years were positively impacted by favorable claims experience in the Company’s self insurance program. Self insurance reserves were lowered by $614,000 ($405,000 net after income tax, or $.08 diluted EPS) in the First Quarter of Fiscal 2005, while the First Quarter of Fiscal 2004 received the benefit of a $710,000 adjustment ($461,000 net after income tax, or $.09 diluted EPS).

Results of Operations

The Company’s revenues consist primarily of retail restaurant sales. Big Boy restaurant sales also include wholesale sales from the Company’s commissary to restaurants licensed to other Big Boy operators, the amounts of which total less than three percent of total revenue in the First Quarters of Fiscal 2005 and 2004. Total revenue also includes franchise and other fees, the amounts of which were not material to the First Quarters of Fiscal 2005 and 2004. References to sales or revenue in the discussion that follows refer to restaurant sales (including the minimal amounts of wholesale sales discussed above).

Changes in sales occur when new restaurants are opened and older restaurants are closed. Changes in customer counts and menu price increases affect changes in same store sales. Consolidated restaurant sales reached record heights during the First Quarter of Fiscal 2005:

	1st Quarter
	2005	2004
	(in thousands)

Big Boy sales	$55,192	$53,169
Golden Corral sales	28,870	23,868

Consolidated restaurant sales	$84,062	$77,037

Most of the increase in Big Boy sales resulted from more restaurants in operation, as same store sales in Big Boy restaurants increased only .6 percent during the First Quarter of Fiscal 2005. A 1.8 percent decline in customer counts at same stores was covered by a 2.5 percent rise in the average guest check, reflecting average menu price increases of 1.1 percent implemented shortly before last year’s first quarter ended, 1.6 percent near the end of last year’s third quarter and 1.5 percent near the end of this year’s first quarter. The disappointing .6 percent same store increase was the second consecutive quarter of soft same store sales increases.

The Company currently operates 90 Big Boy restaurants, including one that opened in August 2004 and one that reopened in late September 2004 that had been closed for rebuilding in May 2004. During the last twelve months one other new Big Boy opened in January 2004, while another Big Boy restaurant was relocated to a superior site within the same neighborhood. Two buildings are likely to be constructed in the near term, including one rebuild and one relocation. One older, very low volume Big Boy will cease operating in November 2004.

The Golden Corral sales increases were also the result of more restaurants in operation:

	First Quarter 2005	First Quarter 2004
In operation at beginning of year	26	20
Opened during the first quarter	1	2
In operation at end of first quarter	27	22
Total sales weeks	424	335

Two Golden Corral restaurants were under construction as of September 19, 2004, including one that opened in late September 2004. The other one should open in November 2004. Current plans call for four Golden Corrals to open respectively in April, June, August and September of 2005.

Golden Corral same store sales decreased 4.5 percent during the First Quarter of Fiscal 2005. Customer counts declined 10.9 percent while the average guest check increased 7.2 percent, reflecting price increases of 3.3 percent in November 2003 and 2.3 percent in May 2004. The decline in customer counts can be attributed to the “sister-store” effect of building additional restaurants in existing markets which temporarily causes decreased customer counts in individual restaurants.

Following general industry practice, same store sales comparisons include only those restaurants that had been open for five full fiscal quarters prior to the start of the comparison periods. Accordingly, only twenty restaurants are included in the 4.5 percent decrease mentioned above, whereas a total of 27 Golden Corral restaurants were in operation at the end of the First Quarter of Fiscal 2005.

Pre-tax earnings for both operating segments are highlighted below (also see Note F to the consolidated financial statements):

	1st Quarter
	2005	2004
	(in thousands)

Big Boy pre-tax earnings	$6,034	$6,646
Golden Corral pre-tax earnings	1,110	928

Total pre-tax earnings by segment	$7,144	$7,574

The operating percentages shown in the following table are percentages of restaurant sales (as defined in a previous paragraph) rather than of total revenue. The table supplements the discussion that follows which concerns cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	1st Quarter 2005			1st Quarter 2004
	Total	Big	GC	Total	Big	GC
		Boy			Boy

Sales	100.0	100.0	100.0	100.0	100.0	100.0

Food and Paper	35.0	32.5	39.8	34.0	31.6	39.5

Payroll and Related	33.3	34.7	30.7	33.6	34.8	31.0

Other Operating Costs (including opening costs)	20.9	19.5	23.5	20.2	18.7	23.4

Gross Profit	10.8	13.3	6.0	12.2	14.9	6.1

The higher food and paper cost percentages for the First Quarter of Fiscal 2005 are the result of higher commodity costs, especially meat and dairy, in both the Big Boy and Golden Corral restaurant segments. Golden Corral food cost percentages moderated during the latter half of the First Quarter of Fiscal 2005 reflecting a drop in the market price of sirloin top butts that are used on the Golden Corral Great Steaks Buffet. The food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept. Menu price hikes, as discussed above, helped to counter the effects of the higher cost of food.

Self insured claims experience is reviewed annually during the first quarter. The assumptions used to measure these adjustments can be complex and sometimes require management to exercise considerable judgment. However, management does not consider the adjustments made during the annual review to be critical to the fair presentation of the Company’s financial condition or its results of operations for the fiscal year taken as a whole. Favorable claims experience allowed self insurance liabilities to be lowered by $614,000 during the First Quarter of Fiscal 2005 and by $710,000 in the First Quarter of Fiscal 2004.

Payroll and related cost percentages moved downward in the First Quarter of Fiscal 2005 for both the Big Boy and Golden Corral restaurant segments, even when the benefit of the self insurance reserve adjustments that were apportioned to payroll and related costs is excluded. There was no appreciable change in average pay rates for either Big Boy or Golden Corral. Golden Corral management continues its sharp focus on controlling the number of service hours worked.

Pressure is once again mounting in Washington for an increase in the minimum wage. If such legislation is enacted, the Company would counter the effects with higher menu prices, together with tighter payroll standards and a reduction in hours worked. New overtime pay rules initiated by the U.S. Department of Labor went into effect in August 2004. The new rules had a negligible impact on the Company.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 132 R) was $620,000 and $610,000 respectively, in the First Quarter of Fiscal 2005 and the First Quarter of 2004. The leveling of the expense reflects the peak of the impact that resulted from earlier years’ poor returns on equity investments that are held by the Company’s defined benefit pension plans. Costs should begin to taper downward in future years, assuming expected returns on investments are achieved. Contributions to these plans for Fiscal 2005 are expected to exceed $2,120,000.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. As most of these expenses tend to be more fixed in nature, same store sales decreases at Golden Corral cause these costs to be a higher percentage of sales, as reflected in the above table. Driving the increase for Big Boy restaurants was higher opening costs and higher manager trainee costs.

No impairments of assets were recorded in either the First Quarter of Fiscal 2005 or the First Quarter of Fiscal 2004.

Administrative and advertising expense increased $366,000 during the First Quarter of Fiscal 2005, or 9.3 percent higher than the First Quarter of Fiscal 2004. The largest component of the increase is higher spending for advertising and marketing that is proportionate with higher sales levels, reflecting the Company’s long standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing.

Interest expense increased $72,000 during the First Quarter of Fiscal 2005, or 9.9 percent higher than the First Quarter of Fiscal 2004. The increase was caused by the combination of higher debt and the creep in interest rates.

Income tax expense as a percentage of pretax earnings was estimated at 34 percent in the First Quarter of Fiscal 2005 and was 35 percent in the First Quarter of Fiscal 2004. These rates have been kept consistently low through the Company’s use of tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips, and to a lesser degree, the federal Work Opportunity Tax Credit (WOTC). WOTC has been restored by Congress retroactively to January 1, 2004.

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

Liquidity and Capital Resources

Restaurant sales provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all restaurant sales are received in cash or credit cards. Net earnings plus depreciation provide the primary source of cash provided by operating activities. Other sources of cash may include borrowing against credit lines, proceeds from employees’ exercising of stock options and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

The Company has historically maintained a strategic negative working capital position, a common practice in the restaurant industry. As significant cash flows are consistently provided by operations, and credit lines are readily available, the use of this practice should not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments as shown in the following table below.

Aggregated Information about Contractual Obligations and Commercial Commitments

September 19, 2004

	Payments due by period (in thousands)
	Total	year 1	year 2	year 3	year 4	year 5	more than 5 years

Long-Term Debt	46,934	7,157	8,522	7,013	16,234	4,165	3,843
Rent due under Capital Lease Obligations	5,276	944	850	620	2,481	122	259
1 Rent due under Operating Leases	14,524	1,384	1,282	1,117	916	823	9,002
Unconditional Purchase Obligations	3,364	3,308	56
Other Long-Term Obligations	None
Total Contractual Cash Obligations	70,098	12,793	10,710	8,750	19,631	5,110	13,104

1	Not included are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $50 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or re-sublet the properties.

The working capital deficit was $20,348,000 as of September 19, 2004. The working capital deficit is expected to continue increasing over the next few years at a modest, manageable pace as construction debt is prudently increased to supplement the use of internally generated cash to finance expansion plans. In October 2004, the maximum amount that may be borrowed under the terms of the Company’s Construction Draw Facility was increased by $6,500,000, which increased to $9,000,000 the amount that is currently available to be drawn upon before the Facility expires on September 1, 2006, unless extended. Additionally, a $5,000,000 working capital revolving line of credit (currently unused) is readily available if needed.

Operating cash flows were $4,474,000 in the First Quarter of Fiscal 2005, or $2,798,000 lower than the First quarter of Fiscal 2004. The decrease is due to the combination of lower earnings and decreases in accounts payable.

Investing activities in the First Quarter of Fiscal 2005 included $8,999,000 in capital costs. The capital spending includes $5,772,000 for Golden Corral restaurants, consisting of new restaurant construction, site acquisitions and remodeling costs. Also included in the capital costs was $3,227,000 spent on Big Boy restaurants, consisting of new restaurant construction, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Four of the 27 Golden Corral restaurants have been built on leased land. Another Golden Corral ground lease has been entered into for a restaurant to open in the Spring of 2005. All of these leases have been accounted for as operating leases. As of September 19, 2004, the Company occupied a total of 29 restaurants pursuant to leases, eleven of which are capital leases under the provisions of Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended.

Financing activities in the First Quarter of Fiscal 2005 included $7,500,000 of new debt borrowed against the Company’s credit lines. Scheduled and other payments of long-term debt and capital lease obligations amounted to $2,155,000 during the First Quarter of Fiscal 2005. Regular quarterly cash dividends paid to shareholders totaled $554,000. Dividends declared but not paid as of September 19, 2004 totaled $554,000. The Company expects to continue its 44 year practice of paying regular quarterly cash dividends.

The Company’s stock repurchase program expired October 7, 2004. It had authorized the repurchase of up to 500,000 shares of the Company’s common stock. No shares were acquired during the two year life of the program as the price at which shares of the Company’s common stock had been traded did not warrant the utilization of the program.

As of September 19, 2004, 389,000 shares remain outstanding under the 1993 Stock option Plan, including 265,000 fully vested shares at a weighted average price per share of $15.29. Shareholders approved the 2003 Stock Option and Incentive Plan in October 2003. The maximum number of shares that the new Plan may issue is 800,000. As of September 19, 2004, no awards had been granted under the 2003 Stock option and Incentive Plan.

Construction costs remaining to be paid for the Big Boy restaurant that reopened in late September was estimated at $269,000 as of September 19, 2004. The approximate cost to build and equip a new Big Boy restaurant ranges from $2,300,000 to $2,800,000, depending on land cost. Two buildings are likely to be constructed during the next twelve months, consisting of one rebuild and one relocation. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year at an average cost of $75,000 per restaurant. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

The Company reached a new agreement with Golden Corral Franchising Systems, Inc. in July 2004. The new agreement added 21 Golden Corral restaurants to the development schedule, bringing the total to 62 to be in operation by December 31, 2011. Twenty-seven restaurants were in operation as of September 19, 2004 and the 28th opened shortly after the quarter ended. The build-out plan calls for one more to open before December 31, 2004, five will be opened each year through December 2010, with the final three to be opened in 2011. Costs remaining for two restaurants that were under construction as of September 19, 2004 were estimated at $1,548,000. The cost to build and equip each Golden Corral restaurant ranges from $2,500,000 to $3,400,000, including land and land improvements, the cost of which can vary greatly from location to location. Five of the original Golden Corral restaurants have reached the age at which remodeling is warranted. The work to be completed in Fiscal 2005 will cost approximately $150,000 per restaurant.

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

Other examples of risks and uncertainties facing the Company include, but are not limited to, the following: intense competition for customers; consumer perceptions of value, food quality and quality of service; changing consumer preferences, particularly based on concerns with nutritional content of the Company’s food or restaurant food in general; changing demographics in neighborhoods where the Company operates restaurants; changes in business strategy and development plans; the rising cost of quality sites on which to build restaurants; poor selection of restaurant sites; changes in the supply and cost of food; the effects of other inflationary pressures, especially higher costs for health care benefits and higher energy prices; rolling power outages; shortages of qualified labor; seasonal weather conditions, particularly during the winter months of the third quarter; natural disasters; fires or explosions; criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes; acts of terrorists or acts of war; civil disturbances; boycotts; variable interest rates; limitations on borrowing capacity; legal claims; changes in accounting standards; estimates used in preparing financial statements; disruptions to the business during transitions to new computer software; financial stability of technology vendors to support computer software over the long-term; unauthorized access to information systems; changes in governmental regulations regarding the environment; exposure to penalties for potential violations of numerous governmental regulations in general, and immigration (I-9) and minor labor regulations in particular; any future imposition by OSHA of costly ergonomics regulations on workplace safety; legislative changes affecting labor law, especially increases in the federal minimum wage; and legislation or court rulings that result in changes to tax codes.

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

Food supplies for Big Boy restaurants are generally plentiful and may be obtained from any number of suppliers. Quality and price are the principal determinants of source. Centralized purchasing and food preparation through the Company’s commissary and food manufacturing plant ensures uniform product quality and safety, timeliness of distribution to restaurants and results in lower food and supply costs. Certain commodities, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. The Company does not use financial instruments as a hedge against changes in commodity pricing.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures, as defined in Securities Exchange Act regulations 240.13a-15(e) and 240.15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 19, 2004.

The Company completed the second and final implementation phase of its enterprise information system in September 2004. Phase I of the implementation, which included new software modules for the General Ledger, Accounts Payable, Procurement, Inventory Control and Asset Management, was completed in April 2004. Phase II of the implementation incorporated Payroll and Human Resources modules into the system. Certain changes in the system of internal control have been instituted to enhance the effectiveness of all the system’s modules.

There were no other significant changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 19, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On July 30, 2002, the Company’s general contractor, Fortney, filed a Demand for Arbitration against the Company with the American Arbitration Association. Fortney sought recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contends that it is owed this money by the Company under the terms of the General Construction Contract. The Company has denied that it owes these monies to Fortney, and has filed a counterclaim against Fortney alleging defective construction. The Company’s claim against Fortney is for excess cost of construction, loss profits, interest and costs, in an amount exceeding $1,000,000.

On August 29, 2002, the Company filed a lawsuit in the Stark County, Ohio Court of Common Pleas against its former architect, LMH&T, alleging negligent design as a casual factor in the demise of the original structure. The Company sought dameages including lost profits, interest, and costs exceeding $2,500,000. LMH&T brought into the lawsuit its structural engineering consultant, Maverick, as well as the Company’s soils consultant, Cowherd Banner Carlson Engineering (“CBC”).

In July 2003, the Company resolved all claims, counterclaims, and cross-claims, against and involving the trial court defendants. The trial court defendants, including LMH&T and Maverick, agreed to pay to the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full during the first quarter of fiscal year 2004 and the case was dismissed.

The resolution between the Company and the trial court defendants (design team) is separate and apart from the dispute between Fortney and the Company, which remains before the American Arbitration Association. In that action, Fortney continues to seek recovery of $293,638, plus interest, fees, and costs. The Company continues to seek the balance of its claim from Fortney.

From time to time, the Company is subject to various claims and suits in the ordinary course of business. The Company does not believe that any ultimate liability for such claims will have a material impact on its earnings, cash flows or financial position.

ITEMS 2, 3, and 5, the answers to which are either “none” or “not applicable”, are omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The Annual Meeting of Shareholders was held on October 4, 2004.

b)	Directors elected on October 4, 2004 to serve until the 2006 annual meeting of shareholders:

Jack C. Maier	William J. Reik, Jr.
William A. Mauch	Lorrence T. Kellar

Directors whose terms continued after the meeting (serving until the 2005 annual meeting of shareholders):

Malcolm M. Knapp	Dale P. Brown	Daniel W. Geeding
Blanche F. Maier	Craig F. Maier

c)	The following matters were voted upon:

1)	Election of Directors to serve until the 2006 annual meeting of shareholders:

Name	For	Withheld Authority
Jack C. Maier	3,737,363	63,230
William A. Mauch	3,735,647	64,946
William J. Reik, Jr.	3,790,015	10,578
Lorrence T. Kellar	3,791,610	8,983

2)	Proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year commencing May 31, 2004 was approved. It received the following votes:

For	Against	Abstain
3,784,755	10,687	5,151

d)	Not applicable

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

10 (c)1 First Amended and Restated Loan Agreement (Golden Corral) and Exhibit 10(c)2 Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective October 15, 2004 are filed herewith.

10 (d) Area Development Agreement, Termination Agreement and Addendum effective July 20, 2004 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit 10 (f) to the Registrant’s Form 10-K Annual Report for 2004, is incorporated herein by reference.

10 (e) Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000, filed as Exhibit (10) (d) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, is incorporated herein by reference. *

10 (f) Employment Agreement between the Registrant and Craig F. Maier effective June 2, 2003, filed as Exhibit 10 (h) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (g) Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (h) Second Amendment to the Frisch’s Executive Savings Plan effective July 28, 2004, is filed herewith. *

10 (i) Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (j) Amendment No. 1 to Frisch’s Executive Retirement Plan effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference.*

10 (k) 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10 (l) Forms of agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan, filed as Exhibits 99.1 and 99.2 to the Registrant’s From 8-K dated October 1, 2004, are incorporated herein by reference. *

10 (m) Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (n) Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (o) Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. *

10 (p) Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between Firstar Bank, N.A. (Trustee) (now known as US Bank) and Donald H. Walker (Grantor). There are identical Trust Agreements between Firstar Bank, N.A. (Trustee) (now known as US Bank) and Craig F. Maier, Paul F. McFarland, W. Gary King, Karen F. Maier, Ken C. Hull, Michael E. Conner, Todd M. Rion and certain other “highly compensated employees” (Grantors). *

10 (q) Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.*

* denotes compensatory plan or agreement

15 Letter re: unaudited interim financial statements, is filed herewith.

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

A Form 8-K was filed on October 1, 2004 reporting under item 1.01, Entry into a Material Definitive Agreement, to provide the forms of agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock option and Incentive Plan. Copies of the forms of agreement were attached as Exhibits 99.1 and 99.2.

A Form 8-K was filed on October 18, 2004 reporting under item 2.02, Results of Operations and Financial Condition, the Registrant’s press release announcing financial results for the quarter ending September 19, 2004.

A Form 8-K was filed on October 19, 2004 reporting under item 2.03, Creation of a Direct Financial Obligation, the Registrant’s agreement to amend and restate its credit facilities with US Bank NA.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(registrant)

DATE October 19, 2004

BY /s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and
Principal Financial and Accounting Officer