Form 10-Q
period 2004-12-12
FRISCHS RESTAURANTS INC
filed 2005-01-11
CIK 39047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR QUARTER ENDED DECEMBER 12, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

The total number of shares outstanding of the issuer’s no par common stock, as of December 27, 2004 was: 5,050,429

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Twenty-eight weeks ended		Twelve weeks ended
	December 12, 2004	December 14, 2003	December 12, 2004	December 14, 2003
Revenue
Sales	$150,809,640	$137,128,770	$66,747,477	$60,091,494
Other	733,428	658,135	310,573	292,366

Total revenue	151,543,068	137,786,905	67,058,050	60,383,860

Costs and expenses
Cost of sales
Food and paper	52,752,737	46,495,688	23,338,433	20,290,257
Payroll and related	50,192,330	46,345,476	22,199,684	20,458,182
Other operating costs	30,758,207	27,879,171	13,203,667	12,319,982

	133,703,274	120,720,335	58,741,784	53,068,421

Administrative and advertising	7,576,408	6,914,684	3,251,647	2,956,241
Interest	1,446,664	1,316,295	640,568	582,628

Total costs and expenses	142,726,346	128,951,314	62,633,999	56,607,290

Earnings before income taxes	8,816,722	8,835,591	4,424,051	3,776,570

Income taxes	3,174,000	3,137,000	1,680,000	1,366,000

NET EARNINGS	$5,642,722	$5,698,591	$2,744,051	$2,410,570

Earnings per share (EPS) of common stock:
Basic net earnings per share	$1.12	$1.15	$.54	$.48

Diluted net earnings per share	$1.10	$1.12	$.53	$.47

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	December 12, 2004 (unaudited)	May 30, 2004
Current Assets
Cash	$1,276,473	$294,410
Receivables
Trade	1,245,444	1,384,798
Other	402,573	381,090
Inventories	4,645,939	4,381,814
Prepaid expenses and sundry deposits	2,214,082	2,076,319
Prepaid and deferred income taxes	1,024,427	1,024,427

Total current assets	10,808,938	9,542,858

Property and Equipment
Land and improvements	57,594,031	50,250,328
Buildings	80,219,972	75,040,561
Equipment and fixtures	83,516,971	77,673,937
Leasehold improvements and buildings on leased land	20,100,228	19,751,361
Capitalized leases	7,519,109	7,388,580
Construction in progress	509,273	6,918,091

	249,459,584	237,022,858
Less accumulated depreciation and amortization	106,321,038	101,302,386

Net property and equipment	143,138,546	135,720,472

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,367,552	1,122,982
Investments in land	1,148,293	1,148,293
Property held for sale	1,015,785	1,160,785
Net cash surrender value-life insurance policies	4,714,303	4,600,873
Other	2,796,741	2,811,047

Total other assets	11,783,318	11,584,624

	$165,730,802	$156,847,954

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 12, 2004 (unaudited)	May 30, 2004
Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,386,321	$6,230,801
Obligations under capitalized leases	558,896	508,520
Self insurance	1,618,183	1,310,191
Accounts payable	13,466,529	13,380,257
Accrued expenses	8,113,011	8,238,293
Income taxes	590,617	436,265

Total current liabilities	31,733,557	30,104,327

Long-Term Obligations
Long-term debt	37,801,070	35,226,734
Obligations under capitalized leases	3,448,356	3,221,384
Self insurance	1,740,140	2,384,893
Deferred income taxes	4,130,082	3,540,082
Deferred compensation and other	3,124,043	2,903,974

Total long-term obligations	50,243,691	47,277,067

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,500,676 and 7,490,845 shares - stated value - $1	7,500,676	7,490,845
Additional contributed capital	62,171,323	61,976,027

	69,671,999	69,466,872
Retained earnings	46,899,395	42,920,243

	116,571,394	112,387,115
Less cost of treasury stock (2,450,351 and 2,458,022 shares)	32,817,840	32,920,555

Total shareholders’ equity	83,753,554	79,466,560

	$165,730,802	$156,847,954

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Twenty-eight weeks ended December 12, 2004 and December 14, 2003

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at June 1, 2003	7,420,763	60,926,377	34,490,774	(33,072,188)	69,765,726
Net earnings for twenty-eight weeks	—	—	5,698,591	—	5,698,591
Stock options exercised - new shares issued	55,249	582,054	—	—	637,303
Stock options exercised - treasury shares re-issued	—	(12,813)	—	80,358	67,545
Tax benefit from stock options exercised	—	262,903	—	—	262,903
Other treasury shares re-issued	—	18,180	—	44,495	62,675
Employee stock purchase plan	—	(41,884)	—	—	(41,884)
Cash dividends - $.31 per share	—	—	(1,545,928)	—	(1,545,928)

Balance at December 14, 2003	7,476,012	61,734,817	38,643,437	(32,947,335)	74,906,931

Net earnings for twenty-four weeks	—	—	4,830,419	—	4,830,419
Stock options exercised - new shares issued	14,833	172,329	—	—	187,162
Stock options exercised - treasury shares re-issued	—	3,710	—	26,780	30,490
Tax benefit from stock options exercised	—	103,566	—	—	103,566
Employee stock purchase plan	—	(38,395)	—	—	(38,395)
Cash dividends - $.11 per share	—	—	(553,613)	—	(553,613)

Balance at May 30, 2004	7,490,845	61,976,027	42,920,243	(32,920,555)	79,466,560

Net earnings for twenty-eight weeks	—	—	5,642,722	—	5,642,722
Stock options exercised - new shares issued	9,831	146,995	—	—	156,826
Stock options exercised - treasury shares re-issued	—	(6,819)	—	69,173	62,354
Other treasury shares re-issued	—	38,862	—	33,542	72,404
Tax benefit from stock options exercised	—	48,870	—	—	48,870
Employee stock purchase plan	—	(32,612)	—	—	(32,612)
Cash dividends - $.33 per share	—	—	(1,663,570)	—	(1,663,570)

Balance at December 12, 2004	$7,500,676	$62,171,323	$46,899,395	$(32,817,840)	$83,753,554

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Twenty-eight weeks ended December 12, 2004 and December 14, 2003

(unaudited)

	2004	2003
Cash flows provided by (used in) operating activities:
Net earnings	$5,642,722	$5,698,591
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	6,230,249	5,735,769
Loss (gain) on disposition of assets	(30,317)	213,750

	11,842,654	11,648,110

Changes in assets and liabilities:
Accounts receivable	117,871	(4,789)
Inventories	(264,125)	(128,331)
Prepaid expenses and sundry deposits	(137,763)	939,479
Other assets	(149,640)	(939,133)
Accounts payable	(469,264)	2,394,118
Accrued expenses	(125,282)	(480,536)
Accrued and deferred income taxes	744,352	963,120
Tax benefit from stock options exercised	48,870	262,903
Self insured obligations	(336,761)	(413,395)
Other liabilities	220,069	104,400

	(351,673)	2,697,836

Net cash provided by operating activities	11,490,981	14,345,946

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(13,138,614)	(15,145,154)
Proceeds from disposition of property	242,360	10,208
Proceeds from litigation settlement	—	1,700,000
Change in other assets	(233,030)	(689,467)

Net cash (used in) investing activities	(13,129,284)	(14,124,413)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	7,500,000	3,500,000
Payment of long-term debt and capital lease obligations	(4,030,572)	(3,162,183)
Cash dividends paid	(1,108,034)	(994,169)
Proceeds from stock options exercised - new shares issued	156,826	637,303
Proceeds from stock options exercised - treasury shares re-issued	62,354	67,545
Other treasury shares re-issued	72,404	62,675
Employee stock purchase plan	(32,612)	(41,884)

Net cash provided by financing activities	2,620,366	69,287

Net increase in cash and equivalents	982,063	290,820
Cash and equivalents at beginning of year	294,410	1,133,443

Cash and equivalents at end of quarter	$1,276,473	$1,424,263

Supplemental disclosures:
Interest paid	$1,660,828	$1,492,159
Income taxes paid (net of refunds, if any)	2,381,137	1,910,980
Dividends declared but not paid	555,536	551,759
Lease transactions capitalized	537,777	—

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Second Quarter Fiscal 2005, Ended December 12, 2004

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

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, an additional week is added to the fourth quarter, which results in a 53 week fiscal year.

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of December 12, 2004 and May 30, 2004. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from ten to 25 years for buildings or components thereof and five to ten years for equipment. Leasehold improvements are depreciated over ten to 25 years or the remaining lease term, whichever is shorter. Software is depreciated over three to ten years. Interest on borrowings is capitalized during active construction periods of major capital projects. Capitalized interest was $114,000 and $159,000 respectively, for the 28 weeks ended December 12, 2004 and December 14, 2003, and was $69,000 and $83,000 respectively, for the twelve weeks ended December 12, 2004 and December 14, 2003. In addition, capitalization of the value of certain employees’ time who worked on the implementation of the Company’s enterprise information system was $96,000 and $219,000 respectively, for the 28 weeks ended December 12, 2004 and December 14, 2003, and was zero and $141,000 respectively, for the twelve weeks ended December 12, 2004 and December 14, 2003.

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of December 12, 2004 totaled approximately $2,147,000, for one Golden Corral restaurant. No Big Boy restaurants were under construction at December 12, 2004. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

Certain surplus property is currently held for sale. All of the surplus property is stated at the lower of cost or market and is classified as “Property held for sale” in the consolidated balance sheet. Market values are generally determined by real estate brokers and/or the Company’s judgment.

Impairment of Assets

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

No impairment losses were recorded during any of the periods presented in the accompanying consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Restaurant Closing Costs

Any liabilities associated with exit or disposal activities initiated after December 31, 2002 are recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146) “Accounting for Obligations Associated with Disposal Activities.” SFAS 146 requires that liabilities be recognized for exit and disposal costs only when the liabilities are incurred, rather than upon the commitment to an exit or disposal plan. No significant disposal costs were incurred for the two restaurants that have been permanently closed since December 31, 2002, as the leases for both locations expired upon closing or shortly thereafter.

Statement of Financial Accounting Standards No. 143 (SFAS 143) “Accounting for Asset Retirement Obligations” is applicable to legal obligations associated with the retirement of certain tangible long-lived assets. The adoption of SFAS 143 on June 2, 2003 did not materially impact the Company’s financial statements.

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of December 12, 2004 and May 30, 2004, the carrying amount of goodwill acquired in prior years was $741,000, which is net of $308,000 amortized in prior years.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $77,000 per year in each of the next five years for the 29 Golden Corral restaurants in operation as of December 12, 2004. Amortization for the 28 weeks ended December 12, 2004 and December 14, 2003 was $39,000 and $31,000 respectively, and was $17,000 and $14,000 respectively, for the twelve weeks ended December 12, 2004 and December 14, 2003. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	December 12, 2004	May 30, 2004
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,160	$1,040
Less accumulated amortization	(213)	(174)

Carrying amount of Golden Corral initial franchise fees subject to amortization	947	866

Current portion of Golden Corral initial franchise fees subject to amortization	(77)	(69)
Golden Corral fees not yet subject to amortization	345	180

Other	153	146

Total other intangible assets	$1,368	$1,123

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to operations as incurred.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenue from restaurant operations is recognized upon receipt of payment from customers. Revenue from the sale of gift cards is deferred for recognition until redeemed by the customer. Revenue from the sale of commissary products to Big Boy restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on sales of Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, ordinarily upon the execution of the license agreement, in consideration of the Company’s services to that time.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for the 28 weeks ended December 12, 2004 and December 14, 2003 were $1,050,000 ($786,000 for Golden Corral and $264,000 for Big Boy) and $947,000 ($887,000 for Golden Corral and $60,000 for Big Boy), respectively. For the twelve weeks ended December 12, 2004 and December 14, 2003, opening expenses were $327,000 ($282,000 for Golden Corral and $45,000 for Big Boy) and $513,000 ($476,000 for Golden Corral and $37,000 for Big Boy), respectively.

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

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self insurance liabilities are accrued based on prior claims history. An annual review of claims experience is performed during the first quarter of ensuing fiscal years and adjustments are made to the self insurance liabilities to more closely reflect annual claims experience. Favorable claims experience allowed reserves to be lowered by $614,000 and $710,000 respectively, during the first quarters of fiscal years 2005 and 2004.

Fair Value of Financial Instruments

With the exception of long-term debt (see Note B - Long-Term Debt), the carrying value of the Company’s financial instruments approximates fair value.

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

	28 weeks ended		12 weeks ended
	Dec. 12, 2004	Dec. 14, 2003	Dec. 12, 2004	Dec. 14, 2003
	(in thousands, except per share data)
Net Income, as reported	$5,643	$5,699	$2,744	$2,411
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	258	180	130	91

Pro forma net income	$5,385	$5,519	$2,614	$2,320

Earnings per share

Basic – as reported	$1.12	$1.15	$.54	$.48
Basic – pro forma	$1.07	$1.11	$.52	$.46

Diluted – as reported	$1.10	$1.12	$.53	$.47
Diluted – pro forma	$1.05	$1.08	$.51	$.45

(a) For a summary of options granted, refer to the stock option section of Note D – Capital Stock.

The estimated total stock-based employee compensation expense was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	28 weeks ended		12 weeks ended
	Dec. 12, 2004	Dec. 14, 2003	Dec. 12, 2004	Dec. 14, 2003
Dividend yield	1.61%	1.87%	1.61%	1.87%
Expected volatility	29%	27%	29%	27%
Risk free interest rate	3.82%	2.57%	3.35%	2.94%
Expected lives	5 years	5 years	5 years	5 years
Weighted average fair value of options granted	$8.13	$4.32	$6.79	$5.80

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” The revised SFAS 123 (SFAS 123(R)), “Share-Based Payment,” supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of stock options issued to be expensed. It is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, which will be the Company’s second quarter of fiscal year 2006.

Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs,” clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for inventory costs incurred during fiscal years that begin after June 15, 2005. Earlier application is permitted. Its adoption is not expected to have any material impact on the Company’s earnings.

The Company reviewed all significant newly issued accounting pronouncements, including Statements of Financial Accounting Standards Nos. 152 “Accounting for Real Estate Time Sharing Transactions” and 153 “Exchanges of Nonmonetary Assets,” and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future adoption.

NOTE B - LONG-TERM DEBT

	December 12, 2004		May 30, 2004
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$—	$—	$—
Term Loans	7,386	27,801	6,231	25,227
Bullet Loan	—	10,000	—	10,000
Revolving Credit Loan	—	—	—	—

	$7,386	$37,801	$6,231	$35,227

The portion payable after one year matures as follows:

	December 12, 2004	May 30, 2004
	(in thousands)
Period ending in 2006	$7,682	$6,664
2007	6,912	6,376
2008	15,915	15,684
2009	3,753	4,059
2010	2,320	1,616
Subsequent to 2010	1,219	828

	$37,801	$35,227

The Construction Draw Facility is an unsecured draw credit line that provides for borrowing of up to $61,500,000 to construct and open Golden Corral restaurants. As of December 12, 2004, $9,000,000 remained available to be borrowed before the Facility expires September 1, 2006, unless extended. It is subject to a 1/4 percent unused commitment fee. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – LONG TERM DEBT (CONTINUED)

Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. All funds borrowed under the Facility as of December 12, 2004 have been converted to Term Loans. Fixed interest rates have been chosen for all of the Term Loans, the weighted average of which is 6.15 percent. All of the Term Loans are being repaid in 84 equal monthly installments of principal and interest aggregating $780,000, expiring in various periods ranging from May 2006 through January 2012. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2006, unless extended.

The $10,000,000 Bullet Loan is secured by mortgages on the real property of six Golden Corral restaurants. It matures and is payable in one installment on December 31, 2007. In December 2004, the Company exercised its option to convert the loan from variable rated interest to a fixed rate of 5.57 percent for the remainder of the term. Interest is payable monthly in arrears.

A $5,000,000 unsecured Revolving Credit Loan is in place that is intended to fund temporary working capital needs. The loan, none of which was outstanding as of December 12, 2004, is subject to a 30 consecutive day out-of-debt period each year. It matures on September 1, 2006, unless extended. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a 1/4 percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of December 12, 2004. Compensating balances are not required by these loan agreements.

The fair values of any outstanding balances in the Construction Phase of the Construction Draw Facility or the Revolving Credit Loan approximate carrying value as of December 12, 2004 and May 30, 2004, as the current provisions of the loans call for variable rated interest. The fair value of the Bullet Loan also approximates carrying value as of December 12, 2004 and May 30, 2004. Its fixed rate was determined in December 2004. The fair values of the fixed rate Term Loans shown in the following table are based on fixed rates that would be available for loans with identical terms and maturities, if borrowed at December 12, 2004 and May 30, 2004:

	December 12, 2004		May 30, 2004
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Construction Draw Facility -
Term Loans	$35,187	$35,570	$31,458	$31,822
Bullet Loan	10,000	10,000	10,000	10,000

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LEASED PROPERTY

The Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of December 12, 2004, eleven of the Company’s 28 leased restaurant locations have been capitalized. Delivery equipment is also held under capitalized leases expiring during periods through 2012. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	December 12, 2004	May 30, 2004
	(in thousands)
Restaurant facilities	$6,306	$6,306
Equipment	1,213	1,083

	7,519	7,389
Less accumulated amortization	(5,936)	(6,116)

	$1,583	$1,273

As of December 12, 2004, seventeen of the Company’s restaurant properties are occupied pursuant to operating leases, four of which are ground leases for Golden Corral restaurants. Another Golden Corral ground lease has been entered into for a restaurant to open in the spring of 2005 (currently under construction). The operating lease table below includes scheduled payments for this lease, even though payments will not begin until the restaurant opens. The Company also occupies office space under an operating lease that expires during 2013, with renewal options available through 2023. The Company has the option to purchase the property in 2023. Total rental expense of operating leases was $869,000 and $773,000 respectively, for the 28 weeks ended December 12, 2004 and December 14, 2003, and was $370,000 and $333,000 respectively, during the twelve weeks ended December 12, 2004 and December 14, 2003.

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending December 12,	Capitalized leases	Operating leases
	(in thousands)
2005	$934	$1,587
2006	779	1,541
2007	2,781	1,368
2008	192	1,204
2009	119	1,130
2010 to 2025	253	8,877

Total	5,058	$15,707

Amount representing interest	(1,051)

Present value of obligations	4,007
Portion due within one-year	(559)

Long-term obligations	$3,448

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

Options to purchase 7,000 shares were granted in October 2004. As of December 12, 2004, no other awards (meaning any form of stock option, stock appreciation right, restricted stock award, unrestricted stock award or performance award) had been granted under the 2003 Stock Option and Incentive Plan.

Other Stock Option Plans

The 1993 Stock Option Plan is not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for stock dividends paid in earlier years) of the common stock of the Company for a ten year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. As of December 12, 2004, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned to date, 377,077 remain outstanding as of December 12, 2004.

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

The 1984 Stock Option Plan expired May 8, 1994. The final 14,090 outstanding options expired in June 2003, ten years from the date originally granted.

The changes in outstanding and exercisable options involving all Plans are summarized below:

	28 weeks ended
	December 12, 2004		December 14, 2003
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share
Outstanding at beginning of year	319,993	$15.97	321,665	$13.96
Granted during the 28 weeks	81,000	$29.37	91,000	$19.28
Exercised during the 28 weeks	(14,997)	$14.61	(61,249)	$11.40
Expired during the 28 weeks	—	$—	(14,090)	$14.38
Forfeited during the 28 weeks	(1,919)	$18.94	(500)	$17.17

Outstanding at end of quarter	384,077	$18.84	336,826	$15.82

Exercisable at beginning of year	227,314	$14.94	233,156	$13.21

Exercisable at end of quarter	260,571	$15.58	204,147	$13.99

Stock options outstanding and exercisable as of December 12, 2004 for all Plans:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	72,814	$10.62	5.36 years
$13.01 to $18.00	65,754	$13.76	6.57 years
$18.01 to $24.20	165,009	$19.35	8.05 years
$24.21 to $30.13	80,500	$29.36	9.54 years

$ 8.31 to $30.13	384,077	$18.84	7.60 years

Exercisable:
$ 8.31 to $13.00	72,814	$10.62	—
$13.01 to $18.00	65,754	$13.76	—
$18.01 to $24.20	122,003	$19.52	—
$24.21 to $30.13	0	0	—

$ 8.31 to $30.13	260,571	$15.58	—

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - CAPITAL STOCK (CONTINUED)

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of October 31, 2004 (latest available data), 99,011 shares had been purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of October 31, 2004, the custodian held 39,769 shares on behalf of employees.

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Executive Savings Plan when it was established in 1993. As of December 12, 2004, 49,374 shares remained in the reserve, including 8,038 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of December 12, 2004, the Company’s treasury held 2,450,351 shares of the Company’s common stock. From September 1998 through January 2002, 1,135,286 shares of the Company’s common stock were repurchased at a cost of $12,162,000 pursuant to repurchase programs authorized by the Company’s Board of Directors. No shares were repurchased under the two-year authorization that expired October 7, 2004.

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

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
28 weeks ended:

December 12, 2004	5,036,682	$1.12	116,355	5,153,037	$1.10
December 14, 2003	4,974,983	$1.15	121,174	5,096,157	$1.12

12 weeks ended:

December 12, 2004	5,039,103	$.54	105,119	5,144,222	$.53
December 14, 2003	4,989,325	$.48	138,805	5,128,130	$.47

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans plus an unfunded non qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The following table shows the components of net periodic pension cost for all periods presented in these consolidated financial statements:

	28 weeks ended		12 weeks ended
Net periodic pension cost components	Dec. 12, 2004	Dec. 14, 2003	Dec. 12, 2004	Dec. 14, 2003
	(in thousands)
Service cost	$1,042	$935	$421	$414
Interest cost	811	703	327	312
Expected return on plan assets	(1,053)	(836)	(425)	(367)
Amortization of prior service cost	38	37	15	16
Amortization of loss	207	236	87	90

Net periodic pension cost	$1,045	$1,075	$425	$465

Weighted average discount rate	6.5%	6.5%	6.5%	6.5%
Weighted average rate of compensation increase	5.0%	5.0%	5.0%	5.0%
Weighted average expected long-term rate of return on plan assets	8.5%	8.5%	8.5%	8.5%

Contributions to the Plans are expected to exceed $2,125,000 for fiscal 2005. Contributions for fiscal 2004 were $2,304,000, of which $304,000 was paid in fiscal 2005.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Note A – Accounting Policies) was $275,000 and $270,000 respectively, during the 28 weeks ended December 12, 2004 and December 14, 2003, and was $124,000 and $116,000 respectively, for the twelve weeks ended December 12, 2004 and December 14, 2003. Contributions of $521,000 and $489,000 respectively, were made to the Plan in December 2004 and December 2003.

The Company also sponsors two 401(k) plans and a non-qualified Executive Savings Plan for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Note A – Accounting Policies). In the 28 weeks ended December 12, 2004 and December 14, 2003, matching contributions to the 401(k) plans amounted to $91,000 and $85,000 respectively, and were $38,000 and $36,000 respectively, during the twelve weeks ended December 12, 2004 and December 14, 2003. Matching contributions to the Executive Savings Plan were $12,000 and $8,000 respectively, during the 28 weeks ended December 12, 2004 and December 14, 2003, and were $4,000 and $3,000 respectively, during the twelve weeks ended December 12, 2004 and December 14, 2003.

The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F – SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	28 weeks ended		12 weeks ended
	Dec. 12, 2004	Dec. 14, 2003	Dec. 12, 2004	Dec. 14, 2003
	(in thousands)
Sales
Big Boy	$100,594	$95,429	$45,401	$42,260
Golden Corral	50,216	41,700	21,346	17,831

	$150,810	$137,129	$66,747	$60,091

Earnings from operations before income taxes
Big Boy	$12,182	$11,921	$5,929	$5,253

Opening expense	(264)	(60)	(45)	(37)

Total Big Boy	11,918	11,861	5,884	5,216

Golden Corral	2,468	2,213	854	874
Opening expense	(786)	(887)	(282)	(476)

Total Golden Corral	1,682	1,326	572	398

Administrative expense	(4,070)	(3,693)	(1,703)	(1,547)
Interest expense	(1,447)	(1,316)	(641)	(582)
Other – net	734	658	311	292

Total Corporate Items	(4,783)	(4,351)	(2,033)	(1,837)

	$8,817	$8,836	$4,423	$3,777

Depreciation and amortization
Big Boy	$3,884	$3,863	$1,688	$1,597
Golden Corral	2,346	1,873	1,053	811

	$6,230	$5,736	$2,741	$2,408

Capital expenditures
Big Boy	$5,973	$5,337	$2,746	$3,602
Golden Corral	7,166	9,808	1,394	4,488

	$13,139	$15,145	$4,140	$8,090

	As of
	Dec. 12, 2004	May 30, 2004
Identifiable assets
Big Boy	$88,911	$84,680
Golden Corral	76,820	72,168

	$165,731	$156,848

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G – CONTINGENCIES

Litigation

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

The Company is also subject to various claims and suits in the ordinary course of business. The Company does not believe that any ultimate liability for such claims will have a material impact on its earnings, cash flows or financial position.

Other

The Company is contingently liable for the performance of certain leases that have been assigned or sub-let to third parties. The average annual obligation of these leases approximate $50,000 over the next five years. In the event of default by the assignees or sub-lessees, the Company generally has the right to re-assign or sub-let the properties.

As of December 12, 2004, the Company had two outstanding letters of credit totaling $175,000 in support of its self-insurance program. (See Note A - Accounting Policies.)

NOTE H - RELATED PARTY TRANSACTIONS

A Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of an officer and directors of the Company pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary.

The total paid to the Company by these three restaurants amounted to $2,705,000 and $2,415,000 respectively, during the 28 weeks ended December 12, 2004 and December 14, 2003, and was $1,216,000 and $1,075,000 respectively, during the twelve weeks ended December 14, 2003 and December 15, 2002. The amount owed to the Company from these restaurants was $156,000 and $116,000 respectively, as of December 12, 2004 and May 30, 2004. Amounts due are always settled within 28 days of billing.

All related party transactions described herein were effected on substantially similar terms as transactions with persons having no relationship with the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s Second Quarter of Fiscal 2005 consists of the twelve weeks ended December 12, 2004, and compares with the twelve weeks ended December 14, 2003, which constituted the Second Quarter of Fiscal 2004. The First Half of Fiscal 2005 consists of the 28 weeks ended December 14, 2003, and compares with the 28 weeks ended December 14, 2003, which constituted the First Half of Fiscal 2004. The first half of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains 28 weeks whereas the second half of the year normally contains only 24 weeks. The twelve week third quarter in particular is a disproportionately smaller share of annual revenue and earnings because it spans most of the winter season from mid December through early March. Additionally, severe winter weather can have a prominent negative impact upon revenue and earnings during the third quarter. Operations consist of two reportable segments within the restaurant industry: “Big Boy” restaurants and “Golden Corral” restaurants.

Total revenue for the Second Quarter of Fiscal 2005 was a record $67,058,000, an increase of $6,674,000, or 11.1 percent higher than the Second Quarter of Fiscal 2004. Net earnings for the Second Quarter of Fiscal 2005 were a record $2,744,000, or diluted earnings per share (EPS) of $.53. Comparable net earnings from the Second Quarter of Fiscal 2004 were $2,411,000, or $.47 diluted EPS.

Total revenue for the First Half of Fiscal 2005 was a record $151,543,000, an increase of $13,756,000, or 10 percent higher than the First Half of Fiscal 2004. Net earnings for the First Half of Fiscal 2005 were $5,643,000, or $1.10 diluted EPS. Comparable net earnings from the First Half of Fiscal 2004 were $5,699,000, or $1.12 diluted EPS.

Record earnings in the Second Quarter of Fiscal 2005 pulled results for the First Half of Fiscal 2005 nearly even with the First Half of Fiscal 2004, overcoming disappointing first quarter 2005 results. The second quarter improvement was driven by higher margins in Big Boy restaurants, principally the result of higher sales levels.

Results for the first halves of both years were positively impacted by favorable claims experience in the Company’s self insurance program. Self insurance reserves were lowered by $614,000 ($393,000 net after income tax, or $.08 diluted EPS) in the First Quarter of Fiscal 2005, while the First Quarter of Fiscal 2004 received the benefit of a $710,000 adjustment ($458,000 net after income tax, or $.09 diluted EPS).

Results of Operations

The Company’s revenues consist primarily of retail restaurant sales. Big Boy sales also include wholesale sales from the Company’s commissary to restaurants licensed to other operators. Total revenue also includes franchise and other fees, the amounts of which are not material to any of the periods discussed herein.

Changes in sales occur when new restaurants are opened and older restaurants are closed. Changes in customer counts and menu price increases affect changes in same store sales. Consolidated restaurant sales reached record heights during the Second Quarter of Fiscal 2005 and the First Half of Fiscal 2005:

	Second Quarter		First Half
	Dec. 12, 2004	Dec. 14, 2003	Dec. 12, 2004	Dec. 14, 2003
	(in thousands)
Big Boy sales	$43,147	$40,673	$95,994	$91,831
Wholesale sales to licensees	2,103	1,430	4,277	3,254
Other wholesale sales	151	157	323	344

Total Big Boy Sales	45,401	42,260	100,594	95,429

Golden Corral sales	21,346	17,831	50,216	41,700

Consolidated restaurant sales	$66,747	$60,091	$150,810	$137,129

The same store sales increase in Big Boy restaurants was 3.2 percent higher than the Second Quarter of Fiscal 2004. The second quarter improvement elevated the First Half of Fiscal 2005 to 1.8 percent higher than the First Half of Fiscal 2004, erasing a disappointing.6 percent increase in the First Quarter of Fiscal 2005. Customer counts in the Second Quarter of Fiscal 2005 were about even with counts from the Second Quarter of Fiscal 2004, an improvement from a 1.8 percent decline reported in the first quarter. A generally improving economy and modest increases in consumer spending probably contributed to this increase. The average guest check continued to rise during the Second Quarter of Fiscal 2005, which included a menu price increase of 1.5 percent implemented near the end of the first quarter. For the First Half of Fiscal 2005, a 1 percent decline in customer counts was more than covered by a 2.8 percent rise in the average guest check. Another price increase is currently being planned for February 2005.

The rest of the Big Boy sales increases came from the combination of more restaurants in operation and higher wholesale sales. Wholesale sales have increased significantly in both the Second Quarter of Fiscal 2005 and the First Half of 2005, as sixteen Big Boy restaurants licensed in northwestern Ohio have begun purchasing food and supplies from the commissary.

The Company currently operates 89 Big Boy restaurants. This count includes one that opened in August 2004 and one that re-opened in September 2004 that had been closed for rebuilding since May 2004. Both of these restaurants also added greatly to the improvement in second quarter sales and margins. One older, low volume Big Boy restaurant was closed in November 2004. During the last twelve months, one other new Big Boy was opened in January 2004 and one restaurant was relocated to a superior site within the same neighborhood. Two new buildings are likely to be constructed during the next twelve months, consisting of one rebuild and one relocation.

The Golden Corral sales increases were primarily the result of more restaurants in operation:

	Second Qtr.		First Half
	2005	2004	2005	2004
In operation at beginning of period	27	22	26	20
Opened during the period	2	2	3	4
In operation at end of period	29	24	29	24
Total sales weeks during period	339	272	763	607

One Golden Corral restaurant was under construction as of December 12, 2004. It should open in April 2005. Four more should open over the remainder of 2005.

Golden Corral same store sales decreased 5.9 percent during the Second Quarter of Fiscal 2005, pushing the decline in same store sales for the First Half of Fiscal 2005 to 4.7 percent. There was no appreciable improvement in the decline in customer counts during the Second Quarter of Fiscal 2005 when compared with the First Quarter of Fiscal 2005. For the First Half of Fiscal 2005, a 10.4 percent decline in customer counts could not be overcome by a 6.4 percent higher average guest check. Management continues to believe that most of the drop in customer counts can be attributed to a short-term phenomenon called the “sister-store” effect that occurs when a new restaurant is built near an existing one, and that the long-term benefits of the overall market development strategies far outweigh the short-term effects. Menu price increases of 3.3 percent and 2.3 percent were implemented respectively in November 2003 and May 2004.

Following general industry practice, same store sales comparisons include only those restaurants that had been open for five full fiscal quarters prior to the start of the comparison periods. Accordingly, only 21 Golden Corral restaurants are included in the same store sales comparisons for the Second Quarter of Fiscal 2005, and only twenty are included in the comparison for the First Half of Fiscal 2005. The Company operated 29 Golden Corral restaurants at the end of the Second Quarter of Fiscal 2005.

Earnings before income tax for both operating segments are highlighted below (also see note F to the consolidated financial statements):

	2nd Quarter		First Half
	Dec. 12, 2004	Dec. 14, 2003	Dec. 12, 2004	Dec. 14, 2003
	(in thousands)
Big Boy earnings before income tax	$5,884	$5,216	$11,918	$11,861
Golden Corral earnings before inc. tax	572	398	1,682	1,326

Total earnings before income tax	$6,456	$5,614	$13,600	$13,187

The operating percentages shown in the following table are percentages of restaurant sales (including Big Boy wholesale sales) rather than of total revenue. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	12 weeks 12/12/04			12 weeks 12/14/03			28 weeks 12/12/04			28 weeks 12/14/03
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and Paper	35.0	33.0	39.2	33.8	31.8	38.4	35.0	32.7	39.5	33.9	31.7	39.0
Payroll and Related	33.3	34.1	31.4	34.0	35.0	31.7	33.3	34.4	31.0	33.8	34.9	31.3
Other Operating Costs (including opening costs)	19.8	17.5	24.6	20.5	18.4	25.5	20.4	18.6	24.0	20.3	18.6	24.3
Gross Profit	11.9	15.4	4.8	11.7	14.8	4.4	11.3	14.3	5.5	12.0	14.8	5.4

The higher food and paper cost percentages for the Second Quarter of Fiscal 2005 and the First Half of Fiscal 2005 are the result of higher commodity costs, especially meat and dairy, for both the Big Boy and Golden Corral segments. Beef continues to be a highly volatile market. Import and export restrictions can cause wide fluctuations in cost. Golden Corral food cost percentages were lower in the Second Quarter of Fiscal 2005 than the first quarter, reflecting a drop in the price of sirloin top butts used on the Great Steaks Buffet. Despite the lower price of sirloin in the Second Quarter of Fiscal 2005, Golden Corral food costs were still much higher than a year ago. Food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet. Menu price hikes, as discussed above, helped to counter the effects of higher food costs a certain degree. However, menu prices can not be raised high enough at once to offset the significant increases that have been seen on a wide range of products.

Self insured claims experience is reviewed and adjusted annually during the first quarter. The assumptions used to measure these adjustments can be complex and sometimes require management to exercise considerable judgment. However, management does not consider the adjustments made during the annual review to be critical to the fair presentation of the Company’s financial condition or its results of operations for the fiscal year taken as a whole. Payroll and Related Costs for the first halves of both fiscal years received the benefit of favorable claims experience, as self insurance liabilities were lowered by $614,000 during the First Quarter of Fiscal 2005 and by $710,000 in the First Quarter of Fiscal 2004.

Payroll and related cost percentages moved downward in the Second Quarter of Fiscal 2005 and the First Half of Fiscal 2005 for both the Big Boy and Golden Corral segments, even when the benefit of the self insurance reserve adjustments that were apportioned to payroll and related costs is excluded. There has been no appreciable change in average pay rates for either Big Boy or Golden Corral. Reduced percentages for Big Boy are primarily the result of higher sales while maintaining service hours at last year’s levels. A significant reduction of Golden Corral service hours worked is responsible for the Golden Corral percentage improvement in spite of lower sales. However, the rate of reduction was slowed down in the Second Quarter of Fiscal 2005 when compared with the First Quarter of 2005.

Although pressure is once again mounting for an increase in the minimum wage, the Company believes it is unlikely that Federal legislation will be enacted to raise the minimum wage in the near term. However, if such legislation is enacted, the Company would counter the effects with higher menu prices, together with tighter payroll standards and a reduction in hours worked. New overtime rules initiated by the U. S. Department of labor went into effect in August 2004. The new rules had a negligible impact on the Company.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 132 (R)) was $425,000 and $465,000 respectively, in the Second Quarter of Fiscal 2005 and the Second Quarter of Fiscal 2004. Net periodic pension cost was $1,045,000 and $1,075,000 respectively, for the First Half of Fiscal 2005 and the First Half of Fiscal 2004. The decline in the expense reflects the halt of escalating costs over the past few years that resulted from earlier years’ poor return on equity investments held by the Company’s defined benefit pension plans. Costs should continue to taper downward in future years, assuming expected returns on investments are achieved. Company contributions to the plans will exceed $2,125,000 for fiscal year 2005.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. As most of these expenses tend to be more fixed in nature, same store sales increases cause these costs to be a lower percentage of sales, as reflected in the above table for Big Boy, especially for the Second Quarter of Fiscal 2005. Lower opening costs, especially in the Second Quarter of Fiscal 2005, caused Golden Corral’s other operating costs to be a lower percentage of sales for both the Second Quarter of Fiscal 2005 and the First Half of Fiscal 2005, when compared with comparable periods in fiscal 2004.

No impairment of assets was recorded in either the First Half of Fiscal 2005 or the First Half of Fiscal 2004.

Administrative and advertising expense increased $295,000 during the Second Quarter of Fiscal 2005, or 10 percent higher than the Second Quarter of Fiscal 2004. The First Half of Fiscal 2005 increased $662,000 or 9.6 percent higher than the First Half of Fiscal 2004. The largest component of these increases is higher spending for advertising and marketing that is proportionate with higher sales levels, reflecting the Company’s long standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing.

Interest expense increased $58,000 during the Second Quarter of Fiscal 2005, or 9.9 percent higher than the Second Quarter of Fiscal 2004. The First Half of Fiscal 2005 increased $130,000 or 9.9 percent higher than the First Half of Fiscal 2004. The increase was caused by the combination of higher debt and higher interest rates. In early December 2004, the Company exercised its option to convert a $10,000,000 Bullet Loan from variable rate interest to a fixed rate of 5.57 percent for the remainder of the term. The conversion will create a spike in interest costs in the near term.

As a percentage of pre-tax earnings, the estimated effective tax rate for the entire year increased to 36 percent during the Second Quarter of Fiscal 2005, up from 34 percent in the first quarter. During the Second Quarter of Fiscal 2004, the rate was increased to 35.5 percent from 35 percent in the first quarter. These rates have been kept consistently low through the Company’s use of tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips.

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

Liquidity and Capital Resources

Sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all sales to restaurant customers are received in cash or credit cards. Net earnings plus depreciation provide the primary source of cash provided by operating activities. Other sources of cash may include borrowing against credit lines, proceeds from employees’ exercising of stock options and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

The Company has historically maintained a strategic negative working capital position, a common practice in the restaurant industry. As significant cash flows are consistently provided by operations, and credit lines are readily available, the use of this practice should not hinder the Company’s ability to retire any of its obligations when due, including the aggregated obligations and commercial commitments shown in the table below.

Aggregated Information about Contractual Obligations and Commercial Commitments

December 12, 2004

		Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	45,187	7,386	7,682	6,912	15,915	3,753	3,539
	Rent due under Capital Lease Obligations	5,058	934	779	2,781	192	119	253
1	Rent due under Operating Leases	15,707	1,587	1,541	1,368	1,204	1,130	8,877
	Unconditional Purchase Obligations	4,447	4,431	16	0
	Other Long-Term Obligations	None
	Total Contractual Cash Obligations	70,399	14,338	10,018	11,061	17,311	5,002	12,669

1	Not included are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $50 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or re-sublet the properties.

The working capital deficit was $20,925,000 as of December 12, 2004. It was $20,348,000 as of September 19, 2004. The working capital deficit is expected to continue increasing at a modest, manageable pace as construction debt is prudently increased to supplement the use of internally generated cash to finance expansion plans. As of December 12, 2004, $9,000,000 remained available to be drawn against a Construction Draw Credit Facility, which expires September 1, 2006, unless extended. Additionally, a $5,000,000 working capital revolving line of credit (currently unused) is readily available if needed.

Operating cash flows were $11,491,000 in the First Half of Fiscal 2005, or $2,855,000 lower than the First Half of Fiscal 2004. The change is principally due to a decrease in accounts payable. Before including changes in assets and liabilities, cash flows from net earnings plus depreciation (and minimal asset dispositions) increased to $11,843,000 in the First Half of Fiscal 2005 from $11,648,000 in the First Half of Fiscal 2004.

Investing activities in the First Half of Fiscal 2005 included $13,139,000 in capital costs. The capital spending includes $7,166,000 for Golden Corral restaurants, principally for new restaurant construction and site acquisitions. Also included in the capital costs was $5,973,000 spent on Big Boy restaurants, consisting of new restaurant construction, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Four of the 29 Golden Corral restaurants have been built on leased land. Another Golden Corral ground lease has been entered into for a restaurant that will open in the spring of 2005 (currently under construction). All of these leases have been accounted for as operating leases. As of

December 12, 2004, the Company occupied a total of 28 restaurants pursuant to leases, eleven of which are capital leases under the provisions of Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended.

Financing activities in the First Half of Fiscal 2005 included $7,500,000 of new debt borrowed against the Company’s credit lines. Scheduled and other payments of long-term debt and capital lease obligations amounted to $4,031,000 during the First Half of Fiscal 2005. Regular quarterly cash dividends paid to shareholders totaled $1,108,000. Dividends declared but not paid as of December 12, 2004 totaled $556,000. The Company expects to continue its 44 year practice of paying regular quarterly cash dividends.

The Company’s stock repurchase program expired October 7, 2004. It had authorized the repurchase of up to 500,000 shares of the Company’s common stock. No shares were acquired during the two year life of the program, as the price at which shares of the Company’s common stock had been traded did not warrant the utilization of the program.

Options to purchase 384,000 shares of the Company’s common stock remained outstanding as of December 12, 2004, including 261,000 fully vested shares at a weighted average price per share of $15.58. Proceeds of $219,000 were received during the First Half of Fiscal 2005 from employees and directors who acquired 15,000 shares through exercise of stock options granted by the Company’s 1993 Stock Option Plan. Shareholders approved the 2003 Stock Option and Incentive Plan in October 2003. Options to purchase 7,000 shares granted in October 2004 are included in the 384,000 options outstanding described above. The maximum number of shares that the new Plan may issue is 800,000.

No Big Boy restaurants were under construction as of December 12, 2004. Two buildings are likely to be constructed during the next twelve months, consisting of one rebuild and one relocation. The approximate cost to build and equip a new Big Boy restaurant ranges from $2,300,000 to $2,800,000, depending on land cost. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year at an average cost of $75,000 per restaurant. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

The Company reached a new agreement with Golden Corral Franchising Systems, Inc. in July 2004. The new agreement added 21 Golden Corrals to the development schedule, bringing the total to 62 restaurants to be in operation by December 31, 2011. Twenty-nine restaurants were in operation as of December 12, 2004. The build-out plan calls for five restaurants to be opened each year through December 2010, with the final three scheduled for 2011. Costs remaining to complete construction of the restaurant that was under construction as of December 12, 2004 were estimated at $2,147,000 as of December 12, 2004. On average, the cost to build and equip each Golden Corral restaurant is approximately $3,300,000, including land.

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

Other examples of risks and uncertainties facing the Company include, but are not limited to, the following: intense competition for customers; consumer perceptions of value, food quality and quality of service; changing consumer preferences, particularly based on concerns with nutritional content of the Company’s food or restaurant food in general; changing demographics in neighborhoods where the Company operates restaurants; changes in business strategy and development plans; the rising cost of quality sites on which to build restaurants; poor selection of restaurant sites; changes in the supply and cost of food; the effects of other inflationary pressures, especially higher costs for health care benefits and higher energy prices; rolling power outages; shortages of qualified labor; seasonal weather conditions, particularly during the winter months of the third quarter; natural disasters; fires or explosions; criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes; acts of terrorists or acts of war; civil disturbances and boycotts.

Risks and uncertainties also include rising variable interest rates; limitations on borrowing capacity; legal claims; changes in accounting standards; estimates used in preparing financial statements; disruptions to the business during transitions to new computer software; financial stability of technology vendors to support computer software over the long-term; unauthorized access to information systems; changes in governmental regulations regarding the environment; exposure to penalties for potential violations of numerous governmental regulations in general, and immigration (I-9) and minor labor regulations in particular; any future imposition by OSHA of costly ergonomics regulations on workplace safety; legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements; and legislation or court rulings that result in changes to tax codes.

The Company continually takes reasonable preventive measures to reduce its risks and uncertainties. However, the nature of some risks and uncertainties leaves the Company with little control. The materialization of any of the risks and uncertainties identified herein, together with those risks not specifically listed or those that are presently unforeseen, could result in significant adverse effects on the Company’s financial position, results of operations and cash flows, which could include the permanent closure of any affected restaurant(s) with an impairment of assets charge taken against earnings, and could adversely affect the price at which shares of the Company’s common stock trade.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has no market risk exposure to interest rate changes as of December 12, 2004 as all of its debt is currently financed with fixed interest rates. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. The Company does not use foreign currency.

Big Boy restaurants utilize centralized purchasing and food preparation through the Company’s commissary. The Company believes the commissary operation ensures uniform product quality and safety, timeliness of distribution to restaurants and results in lower food and supply costs.

Food supplies are generally plentiful and may be obtained from any number of suppliers. Quality and price are the principal determinants of source. Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors, including import and export restrictions, production and the impact of weather on crops. Certain commodities, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. The Company does not use financial instruments as a hedge against changes in commodity pricing.

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

ITEM 4. CONTROLS AND PROCEDURES (Peters minutes of DCC)

The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures, as defined in Securities Exchange Act regulations 240.13a-15(e) and 240.15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 12, 2004.

The Company completed the second and final implementation phase of its enterprise information system in September 2004. Phase I of the implementation, which included new software modules for the General Ledger, Accounts Payable, Procurement, Inventory Control and Asset Management, was completed in April 2004. Phase II of the implementation incorporated Payroll and Human Resources modules into the system. Certain changes in the system of internal control were instituted to enhance the effectiveness of the system’s modules.

There were no other significant changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 12, 2004 that have materially affected, or are reasonably likely to affect, the Company’s Internal control over financial reporting.

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

On July 30, 2002, the Company’s general contractor, Fortney, filed a Demand for Arbitration against the Company with the American Arbitration Association. Fortney sought recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contends that it is owed this money by the Company under the terms of the General Construction Contract. The Company has denied that it owes these monies to Fortney, and has filed a counterclaim against Fortney alleging defective construction. The Company’s claim against Fortney is for excess cost of construction, loss profit, interest and costs, in an amount exceeding $1,000,000.

On August 29, 2002, the Company filed a lawsuit in the Stark County, Ohio Court of Common Pleas against its former architect, LMH&T, alleging negligent design as a casual factor in the demise of the original structure. The Company sought damages including lost profits, interest, and costs exceeding $2,500,000. LMH &T brough into the lawsuit its structural engineering consultant, Maverick, as well as the Company’s soils consultant, Cowherd Banner Carlson Engineering (“CBC”).

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

10 (c)1 First Amended and Restated Loan Agreement (Golden Corral) and Exhibit 10(c)2 Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective October 15, 2004, filed as exhibits 10(c)1 and 10(c)2 to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, are incorporated herein by reference.

10 (d) Area Development Agreement, Termination Agreement and Addendum effective July 20, 2004 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit 10 (f) to the Registrant’s Form 10-K Annual Report for 2004, is incorporated herein by reference.

10 (e) Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000, filed as Exhibit (10) (d) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, is incorporated herein by reference. *

10 (f) Employment Agreement between the Registrant and Craig F. Maier effective June 2, 2003, filed as Exhibit 10 (h) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (g) Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (h) Second Amendment to the Frisch’s Executive Savings Plan effective July 28, 2004, filed as Exhibit 10(h) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference. *

10 (i) Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (j) Amendment No. 1 to Frisch’s Executive Retirement Plan effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference.*

10 (k) 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10 (l) Forms of agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan, filed as Exhibits 99.1 and 99.2 to the Registrant’s From 8-K dated October 1, 2004, are incorporated herein by reference. *

10 (m) Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (n) Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (o) Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as

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

A Form 8-K was filed on January 10, 2005 reporting under item 2.02, Results of Operations and Financial Condition, the Registrant’s press release announcing financial results for the quarter ending December 12, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC. (registrant)

DATE January 11, 2005

	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and Principal Financial and Accounting Officer