Form 10-Q
period 2005-03-06
FRISCHS RESTAURANTS INC
filed 2005-04-15
CIK 39047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR QUARTER ENDED MARCH 6, 2005

COMMISSION FILE NUMBER 001-07323

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act:    YES  ☒    NO  ☐

The total number of shares outstanding of the issuer’s no par common stock, as of March 25, 2005 was: 5,055,782

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Forty weeks ended		Twelve weeks ended
	March 6, 2005	March 7, 2004	March 6, 2005	March 7, 2004
Sales	$213,608,307	$196,490,742	$62,798,667	$59,361,972

Cost of sales
Food and paper	75,144,025	66,907,572	22,391,288	20,411,884
Payroll and related	71,196,847	66,516,495	21,004,517	20,171,019
Other operating costs	44,021,135	40,074,590	13,262,928	12,195,419

	190,362,007	173,498,657	56,658,733	52,778,322

Gross profit	23,246,300	22,992,085	6,139,934	6,583,650

Administrative and advertising	10,887,677	9,816,919	3,222,291	2,861,271
Franchise fees and other revenue	(1,026,160)	(929,468)	(292,732)	(271,333)
(Gains) losses on sale of assets	(88,978)	(40,964)	—	—

Operating profit	13,473,761	14,145,598	3,210,375	3,993,712

Other expense (income)
Interest expense	2,173,026	1,874,515	726,362	558,220
Life insurance - death benefits in excess of cash surrender value	(4,440,000)		(4,440,000)	—

Earnings before income tax	15,740,735	12,271,083	6,924,013	3,435,492

Income taxes	3,955,000	4,356,000	781,000	1,219,000

NET EARNINGS	$11,785,735	$7,915,083	$6,143,013	$2,216,492

Earnings per share (EPS) of common stock:

Basic net earnings per share	$2.34	$1.59	$1.22	$0.44

Diluted net earnings per share	$2.29	$1.54	$1.19	$0.43

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	March 6, 2005 (unaudited)	May 30, 2004
Current Assets
Cash	$1,240,166	$294,410
Receivables
Life insurance - death benefit	9,650,000	—
Trade	1,905,411	1,384,798
Other	208,811	381,090
Inventories	4,711,873	4,381,814
Prepaid expenses and sundry deposits	1,898,825	2,076,319
Prepaid and deferred income taxes	1,219,794	1,024,427

Total current assets	20,834,880	9,542,858

Property and Equipment
Land and improvements	57,129,706	50,250,328
Buildings	81,756,559	75,040,561
Equipment and fixtures	83,826,037	77,673,937
Leasehold improvements and buildings on leased land	19,622,355	19,751,361
Capitalized leases	7,519,109	7,388,580
Construction in progress	4,481,578	6,918,091

	254,335,344	237,022,858
Less accumulated depreciation and amortization	108,538,785	101,302,386

Net property and equipment	145,796,559	135,720,472

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,380,560	1,122,982
Investments in land	306,834	1,148,293
Property held for sale	1,857,244	1,160,785
Net cash surrender value-life insurance policies	—	4,600,873
Other	2,783,166	2,811,047

Total other assets	7,068,448	11,584,624

	$173,699,887	$156,847,954

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 6, 2005 (unaudited)	May 30, 2004
Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,517,299	$6,230,801
Obligations under capitalized leases	563,018	508,520
Self insurance	1,142,939	1,310,191
Notes payable	2,000,000	—
Accounts payable	14,779,053	13,380,257
Accrued expenses	8,299,777	8,238,293
Income taxes	—	436,265

Total current liabilities	34,302,086	30,104,327

Long-Term Obligations
Long-term debt	35,869,329	35,226,734
Obligations under capitalized leases	3,315,333	3,221,384
Self insurance	2,065,108	2,384,893
Deferred income taxes	4,563,082	3,540,082
Deferred compensation and other	3,597,658	2,903,974

Total long-term obligations	49,410,510	47,277,067

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,505,176 and 7,490,845 shares - stated value - $1	7,505,176	7,490,845
Additional contributed capital	62,259,877	61,976,027

	69,765,053	69,466,872
Retained earnings	53,042,396	42,920,243

	122,807,449	112,387,115
Less cost of treasury stock (2,449,394 and 2,458,022 shares)	32,820,158	32,920,555

Total shareholders’ equity	89,987,291	79,466,560

	$173,699,887	$156,847,954

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Forty weeks ended March 6, 2005 and March 7, 2004

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at June 1, 2003	$7,420,763	$60,926,377	$34,490,774	$(33,072,188)	$69,765,726
Net earnings for forty weeks	—	—	7,915,083	—	7,915,083
Stock options exercised - new shares issued	70,082	754,384	—	—	824,466
Stock options exercised - treasury shares re-issued	—	(9,103)	—	107,138	98,035
Tax benefit from stock options exercised	—	366,464	—	—	366,464
Other treasury shares re-issued	—	18,180	—	44,495	62,675
Employee stock purchase plan	—	(41,884)	—	—	(41,884)
Cash dividends - $.31 per share	—	—	(1,545,928)	—	(1,545,928)

Balance at March 7, 2004	7,490,845	62,014,418	40,859,929	(32,920,555)	77,444,637

Net earnings for twelve weeks	—	—	2,613,927	—	2,613,927
Employee stock purchase plan	—	(38,391)	—	—	(38,391)
Cash dividends - $.11 per share	—	—	(553,613)	—	(553,613)

Balance at May 30, 2004	7,490,845	61,976,027	42,920,243	(32,920,555)	79,466,560

Net earnings for forty weeks	—	—	11,785,735	—	11,785,735
Stock options exercised - new shares issued	14,331	205,105	—	—	219,436
Stock options exercised - treasury shares re-issued	—	(3,109)	—	95,953	92,844
Tax benefit from stock options exercised	—	74,501	—	—	74,501
Other treasury shares re-issued	—	39,965	—	34,935	74,900
Treasury shares acquired	—	—	—	(30,491)	(30,491)
Employee stock purchase plan	—	(32,612)	—	—	(32,612)
Cash dividends - $.33 per share	—	—	(1,663,582)	—	(1,663,582)

Balance at March 6, 2005	$7,505,176	$62,259,877	$53,042,396	$(32,820,158)	$89,987,291

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Forty weeks ended March 6, 2005 and March 7, 2004

(unaudited)

	2005	2004
Cash flows provided by (used in) operating activities:
Net earnings	$11,785,735	$7,915,083
Adjustments to reconcile net earnings to net cash from operating activities:
Adjustment for life insurance benefit	(4,440,000)	—
Depreciation and amortization	9,071,842	8,332,901
(Gain) loss on disposition of assets, including abandonments	(55,426)	352,160

	16,362,151	16,600,144
Changes in assets and liabilities:
Accounts receivable	(348,334)	(356,055)
Inventories	(330,059)	(289,772)
Prepaid expenses and sundry deposits	177,494	763,170
Prepaid income taxes	(195,367)	—
Other assets	(260,767)	(855,350)
Accounts payable	940,795	3,604,267
Accrued expenses	61,484	244,656
Accrued and deferred income taxes	586,735	1,212,307
Tax benefit from stock options exercised	74,501	366,464
Self insured obligations	(487,036)	(399,559)
Deferred compensation and other	693,684	143,719

	913,130	4,433,847

Net cash provided by operating activities	17,275,281	21,033,991

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(18,595,237)	(22,287,192)
Proceeds from disposition of property	242,360	24,529
Proceeds from disposition of franchise rights	168,982	156,464
Proceeds from construction litigation	—	1,700,000
Change in other assets	(345,888)	(697,408)

Net cash (used in) investing activities	(18,529,783)	(21,103,607)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	9,500,000	7,500,000
Payment of long-term debt and capital lease obligations	(5,960,237)	(4,636,725)
Cash dividends paid	(1,663,582)	(1,545,928)
Proceeds from stock options exercised - new shares issued	219,436	824,466
Proceeds from stock options exercised - treasury shares re-issued	92,844	98,035
Other treasury shares re-issued	74,900	62,675
Treasury shares acquired	(30,491)	—
Employee stock purchase plan	(32,612)	(41,884)

Net cash provided by financing activities	2,200,258	2,260,639

Net increase in cash and equivalents	945,756	2,191,023
Cash and equivalents at beginning of year	294,410	1,133,443

Cash and equivalents at end of quarter	$1,240,166	$3,324,466

Supplemental disclosures:
Interest paid	$2,433,556	$2,065,167
Income taxes paid (net of refunds, if any)	3,489,131	2,777,232
Life insurance receivable, net of beneficiary liability	9,150,000	—
Lease transactions capitalized	537,777	—

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third Quarter Fiscal 2005, Ended March 6, 2005

NOTE A – ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. (The Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All restaurants currently operated by the Company are located in various regions of Ohio, Kentucky and Indiana. Plans are in place to expand Golden Corral operations into certain parts of Michigan, Pennsylvania and West Virginia.

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

Consolidation Practices

The accompanying consolidated financial statements include the accounts of Frisch’s Restaurants, Inc. and all of its subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these interim financial statements include all adjustments (all of which were normal and recurring) necessary for a fair presentation of all periods presented. In addition, certain reclassifications have been made to prior year information to conform to the current year presentation.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, an additional week is added to the fourth quarter, which results in a 53 week fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates and assumptions to measure certain items that affect the amounts reported. These judgments are based on knowledge and experience about past and current events, and assumptions about future events. Although management believes its estimates are reasonable and adequate, future events affecting them may differ markedly from current judgment.

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Outstanding checks in the amount of $704,000 were included in accounts payable as of May 30, 2004.

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of March 6, 2005 and May 30, 2004. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from ten to 25 years for buildings or components thereof and five to ten years for equipment. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term as lease terms are defined in Statement of Financial Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $89,000 and $175,000 respectively, for the 40 weeks ended March 6, 2005 and March 7, 2004, and was zero and $55,000 respectively, for the twelve weeks ended March 6, 2005 and March 7, 2004. Property betterments are capitalized while the cost of maintenance and repairs is expensed as incurred.

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of March 6, 2005 totaled approximately $5,386,000, for three Golden Corral restaurants. No Big Boy restaurants were under construction at March 6, 2005. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

Certain surplus property is currently held for sale. All of the surplus property is stated at the lower of cost or market and is classified as “Property held for sale” in the consolidated balance sheet. Market values are generally determined by real estate brokers and/or the Company’s judgment.

Capitalized computer software is depreciated on the straight-line method over the estimated service lives, which range from three to ten years. The Company’s cost capitalization policy with respect to computer software complies with the American Institute of Certified Public Accountants’ Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The installation of an enterprise information system was completed in September 2004. Preliminary project stage costs were expensed as incurred in fiscal years 2002 and 2003. Software acquisition costs, installation, configuration, implementation and testing costs were capitalized during the application development stage. Included in the capitalization of the project were interest costs together with payroll and payroll related costs for certain employees who worked on the implementation. Capitalized interest was $15,000 and $65,000 respectively, for the 40 weeks ended March 6, 2005 and March 7, 2004, and was zero and $26,000 respectively, for the twelve weeks ended March 6, 2005 and March 7, 2004. The capitalized payroll and payroll related costs were $96,000 and $423,000 respectively, for the 40 weeks ended March 6, 2005 and March 7, 2004, and were zero and $204,000 respectively, for the twelve weeks ended March 6, 2005 and March 7, 2004. Net of accumulated depreciation, the capitalized cost of the enterprise information system was $4,740,000 as of March 6, 2005.

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

Leases

Scheduled payments on operating leases, including escalating rental payments, are recognized as rent expense on a straight-line basis over the term of the lease, including option periods considered to be part of the lease term, as defined by SFAS 13, as amended. The term of the lease also includes the period of time when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while the restaurant is being constructed on leased land. Contingent rentals, typically based on a percentage of restaurant sales in excess of a fixed amount, are expensed as incurred. The Company does not receive leasehold incentives from landlords.

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

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of March 6, 2005 and March 7, 2004, the carrying amount of goodwill acquired in prior years was $741,000, which is net of $308,000 amortized in prior years.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $77,000 per year in each of the next five years for the 29 Golden Corral restaurants in operation as of March 6, 2005. Amortization for the 40 weeks

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

ended March 6, 2005 and March 7, 2004 was $57,000 and $46,000 respectively, and was $18,000 and $15,000 respectively, for the twelve weeks ended March 6, 2005 and March 7, 2004. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	March 6, 2005	May 30, 2004
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,160	$1,040
Less accumulated amortization	(230)	(174)

Carrying amount of Golden Corral initial franchise fees subject to amortization	930	866
Current portion of Golden Corral initial franchise fees subject to amortization	(77)	(69)
Golden Corral fees not yet subject to amortization	375	180
Other	153	146

Total other intangible assets	$1,381	$1,123

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

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for the 40 weeks ended March 6, 2005 and March 7, 2004 were $1,146,000 ($881,000 for Golden Corral and $265,000 for Big Boy) and $1,433,000 ($1,134,000 for Golden Corral and $299,000 for Big Boy), respectively. For the twelve weeks ended March 6, 2005 and March 7, 2004, opening expenses were $96,000 ($95,000 for Golden Corral and $1,000 for Big Boy) and $486,000 ($247,000 for Golden Corral and $239,000 for Big Boy), respectively.

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

Self Insurance

The Company self insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. The Company has historically reviewed claims experience each quarter, with a more comprehensive review performed during the first quarter of each year that would typically result in adjustments to the self insurance liabilities to more closely reflect annual claims experience. During the twelve weeks ended March 6, 2005, the Company undertook a comprehensive review of claims experience and determined that adjustments to the self insurance liabilities were warranted during the third quarter. The Company will continue this procedure each quarter and adjust these insurance reserves as needed based on claims experience.

Favorable claims experience allowed insurance reserves to be lowered by $614,000 and $710,000 respectively, during the first quarters of fiscal years 2005 and 2004. The recently completed third quarter review allowed insurance reserves to be lowered by an additional $349,000, bringing the total adjustment for fiscal year 2005 to $963,000.

Fair Value of Financial Instruments

With the exception of long-term debt (see Note B - Term Debt), the carrying value of the Company’s financial instruments approximates fair value.

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes. The provision for income taxes in all periods has been computed based on management’s estimate of the effective tax rate for the entire year, taking into account the unusual nature of the non-taxable life insurance benefit described in Note H – Officer’s Life Insurance Benefit.

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

	40 weeks ended		12 weeks ended
	Mar. 6, 2005	Mar. 7, 2004	Mar. 6, 2005	Mar. 7, 2004
	(in thousands, except per share data)
Net Income, as reported	$11,786	$7,915	$6,143	$2,216
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	308	216	50	36

Pro forma net income	$11,478	$7,699	$6,093	$2,180

Earnings per share

Basic – as reported	$2.34	$1.59	$1.22	$.44
Basic – pro forma	$2.28	$1.54	$1.21	$.43

Diluted – as reported	$2.29	$1.54	$1.19	$.43
Diluted – pro forma	$2.23	$1.50	$1.18	$.42

(a)	For a summary of options granted, refer to the stock option section of Note D – Capital Stock.

The estimated total stock-based employee compensation expense was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	40 weeks ended		12 weeks ended
	Mar. 6, 2005	Mar. 7, 2004	Mar. 6, 2005	Mar. 7, 2004
Dividend yield	1.61%	1.87%	1.61%	1.87%
Expected volatility	29%	27%	29%	27%
Risk free interest rate	3.82%	2.57%	3.82%	2.57%
Expected lives	5 years	5 years	5 years	5 years
Weighted average fair value of options granted	$8.13	$4.32	$8.13	$4.32

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” The revised SFAS 123 (SFAS 123(R)), “Share-Based Payment,” supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of stock options issued to be expensed. It is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, which will be the Company’s second quarter of fiscal year 2006. The impact upon adoption should be similar to the pro forma information required by SFAS 148 that is disclosed in Note A – Accounting Policies.

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

NOTE B - TERM DEBT

	March 6, 2005		May 30, 2004
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$—	$—	$—
Term Loans	7,517	25,869	6,231	25,227
Bullet Loan	—	10,000	—	10,000
Revolving Credit Loan	2,000	—	—	—

	$9,517	$35,869	$6,231	$35,227

The portion payable after one year matures as follows:

	March 6, 2005	May 30, 2004
	(in thousands)
Period ending in 2006	$—	$6,664
2007	7,528	6,376
2008	6,855	15,684
2009	15,453	4,059
2010	3,092	1,616
2011	2,222	828
Subsequent to 2011	719	—

	$35,869	$35,227

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – TERM DEBT (CONTINUED)

The Construction Draw Facility is an unsecured draw credit line that provides for borrowing of up to $61,500,000 to construct and open Golden Corral restaurants. As of March 6, 2005, $9,000,000 remained available to be borrowed before the Facility expires September 1, 2006, unless extended. It is subject to a  1/4 percent unused commitment fee. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options. All funds borrowed under the Facility as of March 6, 2005 have been converted to Term Loans. Fixed interest rates have been chosen for all of the Term Loans, the weighted average of which is 6.13 percent. All of the Term Loans are being repaid in 84 equal monthly installments of principal and interest aggregating $780,000, expiring in various periods ranging from May 2006 through January 2012. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2006, unless extended.

The $10,000,000 Bullet Loan is secured by mortgages on the real property of six Golden Corral restaurants. It matures and is payable in one installment on December 31, 2007. In December 2004, the Company exercised its option to convert the loan from variable rated interest to a fixed rate of 5.57 percent for the remainder of the term. Interest is payable monthly in arrears. Following the end of the quarter ended March 6, 2005, the Company elected to prepay $7,000,000, reducing the balance outstanding to $3,000,000.

A $5,000,000 unsecured Revolving Credit Loan is in place that is intended to fund temporary working capital needs. The loan, $2,000,000 of which was outstanding as of March 6, 2005, is subject to a 30 consecutive day out-of-debt period each year. It matures on September 1, 2006, unless extended. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The rate in effect at March 6, 2005 was 4.06 percent. The loan is subject to a ¼ percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Following the end of the quarter ended March 6, 2005, the Company retired the $2,000,000 balance.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of March 6, 2005. Compensating balances are not required by these loan agreements.

The fair values of any outstanding balances in the Construction Phase of the Construction Draw Facility or the Revolving Credit Loan approximate carrying value as of March 6, 2005 and May 30, 2004, as the current provisions of the loans call for variable rated interest. The fair values of the fixed rate Term Loans shown in the following table are based on fixed rates that would be available for loans with identical terms and maturities, if borrowed at March 6, 2005 and May 30, 2004:

	March 6, 2005		May 30, 2004
	Carrying Value	Fair value	Carrying value	Fair value
	(in thousands)
Construction Draw Facility -
Term Loans	$33,386	$33,214	$31,458	$31,822

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LEASED PROPERTY

The Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of March 6, 2005, eleven of the Company’s 28 leased restaurant locations have been capitalized. Delivery equipment is also held under capitalized leases expiring during periods through 2012. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows (in thousands):

	Asset balances at
	March 6, 2005	May 30, 2004
Restaurant facilities	$6,306	$6,306
Equipment	1,213	1,083

	7,519	7,389
Less accumulated amortization	(6,052)	(6,116)

	$1,467	$1,273

As of March 6, 2005, seventeen of the Company’s restaurant properties are occupied pursuant to operating leases, four of which are ground leases for Golden Corral restaurants. Two more Golden Corral ground leases have been entered into for restaurants to open respectively in April and June 2005 (currently under construction). The operating lease table below includes scheduled payments for these leases. The Company also occupies office space under an operating lease that expires during 2013, with renewal options available through 2023. The Company has the option to purchase the property in 2023. Total rental expense of operating leases was $1,225,000 (exclusive of a $615,000 charge discussed in detail below) and $1,117,000 respectively, for the 40 weeks ended March 6, 2005 and March 7, 2004, and was $356,000 (also exclusive of a $615,000 charge discussed in detail below) and $343,000 respectively, during the twelve weeks ended March 6, 2005 and March 7, 2004.

During the quarter ended March 6, 2005, the Company undertook a review of its accounting for leases. The review determined that the Company had erred by not accounting for escalating rental payments on a straight-line basis over the terms of the applicable leases, including option periods considered to be part of the lease term under SFAS 13, as amended. In addition, rent had not been recorded for “rent holiday” periods that often occur during construction of buildings on leased land, when no rent is payable. As a result, the Company determined that its balance sheet had a $615,000 understatement for accrued rent. The impact of this issue on the Company’s financial statements was evaluated and it was determined that the errors were not material to any of the applicable prior periods. Thus, the cumulative $615,000 adjustment was charged against earnings during the twelve weeks ended March 6, 2005 ($400,000 after tax).

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow. Certain of the capitalized leases include residual value guarantees. Operating leases have been adjusted to include option periods considered to be part of the lease term under SFAS 13, as amended.

Period ending March 6,	Capitalized leases	Operating leases
	(in thousands)
2006	$926	$1,697
2007	703	1,578
2008	2,693	1,552
2009	157	1,508
2010	110	1,453
2011 to 2025	252	14,570

Total	4,841	$22,358

Amount representing interest	(963)

Present value of obligations	3,878
Portion due within one-year	(563)

Long-term obligations	$3,315

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

Options to purchase 7,000 shares were granted in October 2004. As of March 6, 2005, no other awards (meaning any form of stock option, stock appreciation right, restricted stock award, unrestricted stock award or performance award) had been granted under the 2003 Stock Option and Incentive Plan.

Other Stock Option Plans

The 1993 Stock Option Plan is not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for stock dividends paid in earlier years) of the common stock of the Company for a ten year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. As of March 6, 2005, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned to date, 369,577 remain outstanding as of March 6, 2005.

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

The 1984 Stock Option Plan expired May 8, 1994. The final 14,090 outstanding options expired in June 2003, ten years from the date originally granted.

The changes in outstanding and exercisable options involving all Plans are summarized below:

	40 weeks ended
	March 6, 2005		March 7, 2004
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share
Outstanding at beginning of year	319,993	$15.97	321,665	$13.96
Granted during the 40 weeks	81,000	$29.37	91,000	$19.28
Exercised during the 40 weeks	(21,497)	$14.53	(78,082)	$11.73
Expired during the 40 weeks	—	$—	(14,090)	$14.38
Forfeited during the 40 weeks	(2,919)	$20.83	(500)	$17.17

Outstanding at end of quarter	376,577	$18.90	319,993	$15.97

Exercisable at beginning of year	227,314	$14.94	233,156	$13.21

Exercisable at end of quarter	283,903	$17.04	227,314	$14.94

Stock options outstanding and exercisable as of March 6, 2005 for all Plans:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	72,647	$10.62	5.11 years
$13.01 to $18.00	59,920	$13.73	6.30 years
$18.01 to $24.20	164,010	$19.36	7.80 years
$24.21 to $30.13	80,000	$29.36	9.29 years

$ 8.31 to $30.13	376,577	$18.90	7.36 years

Exercisable:
$ 8.31 to $13.00	72,647	$10.62	—
$13.01 to $18.00	59,920	$13.73	—
$18.01 to $24.20	121,336	$19.53	—
$24.21 to $30.13	30,000	$29.18	—

$ 8.31 to $30.13	283,903	$17.04	—

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

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Executive Savings Plan (see Note A – Accounting Policies) when it was established in 1993. As of March 6, 2005, 49,374 shares remained in the reserve, including 8,260 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of March 6, 2005, the Company’s treasury held 2,449,394 shares of the Company’s common stock. From September 1998 through January 2002, 1,135,286 shares of the Company’s common stock were repurchased at a cost of $12,162,000 pursuant to repurchase programs authorized by the Company’s Board of Directors. No shares were repurchased under the two-year authorization that expired October 7, 2004.

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

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
40 weeks ended:
March 6, 2005	5,041,246	$2.34	114,833	5,156,079	$2.29
March 7, 2004	4,988,618	$1.59	135,358	5,123,976	$1.54

12 weeks ended:

March 6, 2005	5,051,894	$1.22	111,263	5,163,157	$1.19
March 7, 2004	5,020,434	$.44	154,751	5,175,185	$.43

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans plus an unfunded non qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The following table shows the components of net periodic pension cost for all periods presented in these consolidated financial statements:

	40 weeks ended		12 weeks ended
	Mar. 6, 2005	Mar. 7, 2004	Mar. 6, 2005	Mar. 7, 2004
	(in thousands)
Net periodic pension cost components
Service cost	$1,495	$1,352	$450	$426
Interest cost	1,164	1,016	349	322
Expected return on plan assets	(1,511)	(1,209)	(454)	(378)
Amortization of prior service cost	54	53	16	16
Amortization of loss	297	342	93	93

Net periodic pension cost	$1,499	$1,554	$454	$479

Weighted average discount rate	6.5%	6.5%	6.5%	6.5%
Weighted average rate of compensation increase	5.0%	5.0%	5.0%	5.0%
Weighted average expected long-term rate of return on plan assets	8.5%	8.5%	8.5%	8.5%

Contributions to the Plans are expected to exceed $2,125,000 for fiscal 2005, $300,000 of which had been paid as of March 6, 2005. Contributions for fiscal 2004 were $2,304,000, of which $304,000 was paid in fiscal 2005.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Note A – Accounting Policies) was $398,000 and $382,000 respectively, during the 40 weeks ended March 6, 2005 and March 7, 2004, and was $123,000 and $112,000 respectively, for the twelve weeks ended March 6, 2005 and March 7, 2004. Contributions of $521,000 and $489,000 respectively, were made to the Plan in December 2004 and December 2003.

The Company also sponsors two 401(k) plans and a non-qualified Executive Savings Plan for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Note A – Accounting Policies). In the 40 weeks ended March 6, 2005 and March 7, 2004, matching contributions to the 401(k) plans amounted to $127,000 and $120,000 respectively, and were $36,000 and $35,000 respectively, during the twelve weeks ended March 6, 2005 and March 7, 2004. Matching contributions to the Executive Savings Plan were $16,000 and $12,000 respectively, during the 40 weeks ended March 6, 2005 and March 7, 2004, and were $4,000 and $3,000 respectively, during the twelve weeks ended March 6, 2005 and March 7, 2004.

The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F – SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	40 weeks ended		12 weeks ended
	Mar. 6, 2005	Mar. 7, 2004	Mar. 6, 2005	Mar. 7, 2004
	(in thousands)
Sales
Big Boy	$142,427	$135,905	$41,834	$40,476
Golden Corral	71,181	60,586	20,965	18,886

	$213,608	$196,491	$62,799	$59,362

Earnings before income taxes
Big Boy	$16,266	$16,618	$4,085	$4,697
Opening expense	(265)	(299)	(01)	(239)

Total Big Boy	16,001	16,319	4,084	4,458

Golden Corral	3,141	3,190	672	976
Opening expense	(881)	(1,134)	(95)	(247)

Total Golden Corral	2,260	2,056	577	729

Total restaurant level profit	18,261	18,375	4,661	5,187

Administrative expense	(5,902)	(5,200)	(1,743)	(1,465)
Franchise fees and other revenue	1,026	930	292	271
Gains and (losses) on asset sales	89	41	—	—

Operating profit	13,474	14,146	3,210	3,993

Interest expense	(2,173)	(1,875)	(726)	(558)
Life insurance benefit	4,440	—	4,440	—

Total other (expense) income	2,267	(1,875)	3,714	(558)

	$15,741	$12,271	$6,924	$3,435

Depreciation and amortization
Big Boy	$5,679	$5,525	$1,795	$1,662
Golden Corral	3,393	2,808	1,047	935

	$9,072	$8,333	$2,842	$2,597

Capital expenditures
Big Boy	$6,023	$8,706	$50	$3,369
Golden Corral	12,572	13,581	5,406	3,773

	$18,595	$22,287	$5,456	$7,142

	As of
	Mar. 6, 2005	May 30, 2004
Identifiable assets
Big Boy	$94,673	$84,680
Golden Corral	79,027	72,168

	$173,700	$156,848

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

Other

The Company is contingently liable for the performance of certain leases that have been assigned or sub-let to third parties. The average annual obligations of these leases approximate $49,000 over the next five years. In the event of default by the assignees or sub-lessees, the Company generally has the right to re-assign or sub-let the properties.

As of March 6, 2005, the Company had two outstanding letters of credit totaling $164,000 in support of its self-insurance program. (See Note A - Accounting Policies.) The Company also has an outstanding letter of credit for $162,000 in support of an environmental remediation plan on land the Company no longer owns. There are no other outstanding letters of credit issued by the Company.

NOTE H – OFFICER’S LIFE INSURANCE BENEFIT

The Company held life insurance policies on the Chairman of the Board of Directors (formerly President and Chief Executive Officer of the Company), who died on February 2, 2005. As the primary beneficiary of the policies, the Company has filed claims for death benefits expected to total $9,650,000, which is recorded in accounts receivable as of March 6, 2005. Estimates of the cash surrender value of these polices totaling $4,710,000 were previously recorded in the balance sheet as “Net cash surrender value-life insurance policies.” The excess of the expected proceeds over the cash surrender value amounting to $4,440,000, which is net of a liability to another beneficiary (see Note I – Related Party Transactions), has been recorded in earnings as a non-taxable benefit during the quarter ended March 6, 2005. All of the expected proceeds had been received in full by April 6, 2005.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I - RELATED PARTY TRANSACTIONS

A Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of another director of the Company pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary.

The total paid to the Company by these three restaurants amounted to $3,802,000 and $3,395,000 respectively, during the 40 weeks ended March 6, 2005 and March 7, 2004, and was $1,097,000 and $980,000 respectively, during the twelve weeks ended March 6, 2005 and March 7, 2004. The amount owed to the Company from these restaurants was $233,000 and $116,000 respectively, as of March 7, 2005 and May 30, 2004. Amounts due are always settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

One of the life insurance policies that the Company held on the Chairman of the Board (see Note H – Officer’s Life Insurance Benefit) was a split dollar policy providing for the sum of $500,000 to be paid to the Chairman’s widow, who is also a director of the Company.

The Chairman of the Board had an employment agreement that had a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company becomes obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, which is to be adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index. The present value of the obligation has been historically reflected in the balance sheet as a long term obligation under the caption “Deferred compensation and other.” As of March 6, 2005, the current portion of the obligation was included in current liabilities, as the first of 120 monthly payments amounting to $17,838 was made to the Chairman’s widow on March 1, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

The Company’s Third Quarter of Fiscal 2005 consists of the twelve weeks ended March 6, 2005, and compares with the twelve weeks ended March 7, 2004, which constituted the Third Quarter of Fiscal 2004. The First Three Quarters of Fiscal 2005 consist of the 40 weeks ended March 6, 2005, and compare with the 40 weeks ended March 7, 2004, which constituted the First Three Quarters of Fiscal 2004.

As Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD & A) should be read in conjunction with the consolidated financial statements, it should be noted that the presentation of the consolidated statement of earnings has been substantially revised beginning with the filing of this Form 10-Q for the Third Quarter of Fiscal 2005. The corresponding reclassifications to last year’s results have been made to conform to the current year presentation. The Company believes the revisions enhance the presentation by adding the measures of “gross profit” and “operating profit.”

Record sales were achieved during the Third Quarter of Fiscal 2005, rising 5.8 percent to $62,799,000 from $59,362,000 in the Third Quarter of Fiscal 2004. Net earnings for the Third Quarter of Fiscal 2005 were a record $6,143,000, or diluted earnings per share (EPS) of $1.19. Net earnings for the Third Quarter of Fiscal 2004 were $2,216,000, or $.43 diluted EPS.

The results for the Third Quarter of Fiscal 2005 profited significantly from a $4,440,000 non-taxable life insurance benefit amounting to $.86 diluted EPS. The benefit resulted from filing death claims on several life insurance policies owned by the Company that insured the life of Jack C. Maier, Chairman of the Board and formerly President and Chief Executive Officer, who died in February 2005. The total of the claims approximating $9,650,000 is carried in accounts receivable as of March 6, 2005. The non-taxable $4,440,000 benefit was derived from subtracting the estimated cash surrender value of the policies that was previously recorded in the balance sheet as “Net cash surrender value – life insurance policies,” and a liability to another beneficiary.

All of the life insurance claims had been received in full before the filing of this Form 10-Q. The proceeds were used to reduce outstanding debt by $9,000,000.

Without the effect of the life insurance benefit, diluted EPS for the Third Quarter of Fiscal 2005 was $.10 lower than the Third Quarter of Fiscal 2004. Having a noteworthy effect on the results for the Third Quarter of Fiscal 2005:

•	Big Boy same store sales increased 1.4 percent. Big Boy same store sales increases have been achieved in 29 of the last 30 quarters.

•	Golden Corral same store sales decreased 7.3 percent. Golden Corral restaurant level profit was $152,000 lower than last year’s third quarter, reducing diluted EPS by $.02.

•	An additional favorable self insurance reserve adjustment of $349,000 was credited to operating profit, adding $.05 to diluted EPS.

•	$615,000 was charged against operating profit to correct the Company’s accounting for leases to conform the recognition of rent expense to a straight-line basis over the term of lease, including applicable option periods and any “rent holidays.” The charge reduced diluted EPS by $.08.

•	$316,000 was charged against operating profit reflecting a change in timing for the recognition of payroll taxes and employee benefits. The charge reduced diluted EPS by $.04.

•	Interest expense was $168,000 higher than last year’s third quarter, reducing diluted EPS by $.02.

Record sales were also achieved for the First Three Quarters of Fiscal 2005, rising 8.7 percent to $213,608,000 from $196,491,000 in the First Three Quarters of Fiscal 2004. Net earnings for the First Three Quarters of Fiscal 2005 were a record $11,786,000, or $2.29 diluted EPS. Excluding the life insurance benefit, net earnings for the First Three Quarters of Fiscal 2005 were $7,346,000, or $1.42 diluted EPS. Comparable net earnings from the First Three Quarters of Fiscal 2004 were $7,915,000, or $1.54 diluted EPS.

Significant items affecting the results for the First Three Quarters:

•	Big Boy same store sales increased 1.7 percent higher than last year.

•	Golden Corral same store sales decreased 5 percent below last year. Golden Corral restaurant level profit was $204,000 higher than last year, adding $.03 to diluted EPS.

•	Interest expense was $299,000 higher than last year, reducing diluted EPS by $.04.

•	The $615,000 that was charged against operating profit to correct lease accounting reduced diluted EPS by $.08.

•	The $316,000 that was charged against operating profit for payroll taxes and employee benefits reduced diluted EPS by $.04.

•	Incremental costs to comply with the Sarbanes Oxley Act of 2002 have reduced diluted EPS by $.02.

•	$253,000 in higher favorable self insurance reserve adjustments added $.03 to diluted EPS.

The Company does not have any “off-balance sheet” arrangements or “special purpose entities.”

RESULTS OF OPERATIONS

Sales

The Company’s sales are primarily generated through the operation of Big Boy restaurants and Golden Corral restaurants. Big Boy sales also include wholesale sales from the Company’s commissary to restaurants licensed to other Big Boy operators and the sale of certain product to grocery stores. Changes in sales occur when new restaurants are opened and older restaurants are closed. Same store sales are affected by changes in customer counts and menu price increases. Sales reached record heights during the Third Quarter of Fiscal 2005 and the First Three Quarters of Fiscal 2005:

	3rd Quarter		First Three Quarters
	March 6, 2005	March 7, 2004	March 6, 2005	March 7, 2004
	(in thousands)
Big Boy restaurants	$39,484	$38,654	$135,478	$130,484
Wholesale sales to licensees	1,934	1,484	6,211	4,738
Other wholesale sales	416	338	738	683

Total Big Boy Sales	41,834	40,476	142,427	135,905

Golden Corral sales	20,965	18,886	71,181	60,586

Total sales	$62,799	$59,362	$213,608	$196,491

Big Boy same store sales were 1.4 percent higher than the Third Quarter of Fiscal 2004. The Big Boy same store sales increase was 1.7 percent during the First Three Quarters of Fiscal 2005. Customer counts were off 1.6 percent and 1.2 percent respectively during the Third Quarter of Fiscal 2005 and the First Three Quarters of Fiscal 2005 when compared with comparable periods last year. Higher average guest checks driven by menu price increases were enough to offset the effects of fewer customers. Menu prices were increased 1.5 percent in September 2004 and 1 percent in February 2005.

The rest of the Big Boy sales increases were achieved on the combination of more restaurants in operation and higher wholesale sales. Wholesale sales increased significantly in both the Third Quarter of Fiscal 2005 and the First Three Quarters of Fiscal 2005. The higher wholesale sales are attributed to a licensed operator of sixteen Big Boy restaurants in the Toledo, Ohio market that began purchasing food from the Company’s commissary.

The Company operated 89 Big Boy restaurants as of March 6, 2005, including one that opened in August 2004 and another that re-opened in September 2004 that had been closed for rebuilding since May 2004. One older, low volume Big Boy restaurant was closed in November 2004. No additional Big Boy restaurants are currently scheduled to be built in the next twelve months. Two new buildings are planned; one to replace an existing restaurant on the same site, the other building will relocate an existing operation to a superior site.

The Golden Corral sales increases are the result of more restaurants in operation:

	Third Qtr.		First Three Qtrs.
	2005	2004	2005	2004
In operation at beginning of period	29	24	26	20
Opened during the period	0	1	3	5
In operation at end of period	29	25	29	25
Total sales weeks during period	348	294	1,111	901

Three Golden Corral restaurants were under construction as of March 6, 2005. Scheduled openings are in April, June and August. Two more are currently being planned to open in September and November.

Golden Corral same store sales decreased 7.3 percent during the Third Quarter of Fiscal 2005. This marked the sixth consecutive quarter of Golden Corral same store sales declines. The decline for the First Three Quarters of Fiscal 2005 is 5.0 percent. Higher average guest checks can not overcome the effect of the continuing decline in customer counts, which were down 8.5 percent for the Third Quarter of Fiscal 2005 and down 9.9 percent for the First Three Quarters of Fiscal 2005. While some of the declines can be traced to the “sister-store” effect of building additional restaurants in existing markets to achieve market penetration, management is actively seeking to identify and solve other factors that are apparently contributing to the decline. The last menu price increase was 2.3 percent in May 2004.

Following general industry practice, same store sales comparisons include only those restaurants that had been open for five full fiscal quarters prior to the start of the comparison periods. This removes possible misleading numbers that can be caused by the great influx of customers during the first several months of a restaurant’s operation, sometimes called the “honeymoon” period of a new restaurant. Using this formula, 22 of 29 restaurants were included in the Third Quarter of Fiscal 2005 same store sales calculation. Only twenty of the 29 restaurants were included in the comparison for the First Three Quarters.

Gross Profit

Gross profit for the Big Boy segment includes commissary operations. Gross profit differs from restaurant level profit disclosed in Note F (Segment Information) as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is highlighted below.

	3rd Quarter		First Three Quarters
	March 6, 2005	March 7, 2004	March 6, 2005	March 7, 2004
	(in thousands)
Big Boy gross profit	$5,091	$5,452	$19,434	$19,637
Golden Corral gross profit	1,049	1,131	3,812	3,355

Total gross profit by segment	$6,140	$6,583	$23,246	$22,992

The percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows, which concerns cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	12 weeks 03/06/05			12 weeks 03/07/04			40 weeks 03/06/05			40 weeks 03/07/04
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Food and Paper	35.7	33.3	40.3	34.4	32.4	38.6	35.2	32.9	39.7	34.1	31.9	38.9
Payroll and Related	33.4	35.0	30.3	34.0	35.4	30.9	33.3	34.6	30.8	33.9	35.0	31.2
Other Operating Costs (including opening costs)	21.1	19.5	24.4	20.5	18.7	24.5	20.6	18.9	24.1	20.4	18.6	24.4
Gross Profit	9.8	12.2	5.0	11.1	13.5	6.0	10.9	13.6	5.4	11.6	14.5	5.5

The higher food and paper cost percentages shown in the table for both Big Boy and Golden Corral for the Third Quarter of Fiscal 2005 and the First Three Quarters of Fiscal 2005 are the result of escalating commodity costs, especially beef, dairy and pork. Beef, in particular, continues to be a highly volatile market. Import and export restrictions can cause wide fluctuations in cost. The food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet.

The Company believes that commodity prices will continue rising for the foreseeable future and management is resolved to manage the business around that fact. Menu price hikes have helped to counter the effects of the higher cost of food to a certain degree, however, menu prices can not be raised high enough at once to offset the significant increases that have been seen on a wide range of products. The effect of commodity price increases are also actively managed with changes to the Big Boy menu mix and effective selection of items served on the Golden Corral food bar.

The Company has historically reviewed self insured claims experience each quarter, with a more comprehensive review performed during the first quarter of each year at which time the reserves were usually reduced to more closely reflect claims experience. The Company has been able to significantly reduce its reserves in recent years because the combination of active management of claims and post accident drug testing has produced improved claims experience by lowering both the number of claims and the average cost per claim.

Because of these trends, the Company undertook a comprehensive review of claims experience during the Third Quarter of Fiscal 2005 and determined that a favorable adjustment to the reserves of $349,000 was warranted. The adjustment in the Third Quarter of Fiscal 2005 brought the total reduction to the reserves for the First Three Quarters of Fiscal 2005 to $963,000. The adjustment included in the First Three Quarters of Fiscal 2004 was $710,000. Comprehensive reviews will be conducted during each quarter hereafter with adjustments to the reserves as needed.

When compared against comparable periods in fiscal 2004, payroll and related cost percentages moved downward in both the Third Quarter and First Three Quarters of Fiscal 2005 for both the Big Boy and Golden Corral operating segments. When the benefit of the self insured workers’ compensation reserve adjustments (discussed in the preceding paragraph) that were apportioned to payroll and related costs is excluded, all percentages still moved lower except for a slight increase for Big Boy in the Third Quarter of Fiscal 2005. The reductions were achieved in spite of higher costs for medical insurance and the continuing high charges for pension related costs. The Big Boy same store sales increases helped the Big Boy payroll percentages while average pay rates remained level and hours worked inched upward during the Third Quarter and First Three Quarters of Fiscal 2005. Golden Corral’s percentages moved downward during the Third Quarter and First Three Quarters of Fiscal 2005 despite the decline in same store sales during the Third Quarter of Fiscal 2005 and the First Three Quarters of Fiscal 2005. The lower Golden Corral percentages were achieved with a significant reduction in the number of hours worked while pay rates were roughly even with last year.

Although congressional efforts continually mount to raise the federal minimum wage, the Company believes that it is unlikely that Federal legislation to do so will be enacted in the near term. However, if such legislation is enacted, the Company would counter the effects with higher menu prices, together with tighter payroll standards and a reduction in the number of hours that employees would be permitted to work. New overtime rules initiated by the U.S. Department of Labor went into effect in August 2004. The new rules had a negligible impact on the Company.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 132(R)) was $454,000 and $479,000 respectively, in the Third Quarter of Fiscal 2005 and the Third Quarter of Fiscal 2004. Net periodic pension cost was $1,499,000 and $1,554,000 respectively, for the First Three Quarters of Fiscal 2005 and the First Three Quarters of Fiscal 2004. Escalating pension costs have been experienced the past few years as a result of poor returns on equity investments held by the Company’s defined benefit pension plans during the first part of the current decade. The Company’s contributions to these plans are expected to be $2,125,000 for fiscal year Fiscal 2005, $300,000 of which had been paid as of March 6, 2005. Contributions can be made through February 15, 2006. Contributions to the plans for fiscal year 2004 were $2,304,000, $304,000 of which was paid in fiscal 2005.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. Most of these expenses tend to be more fixed in nature, however, the Third Quarter of Fiscal 2005 was adversely impacted by a $615,000 charge to correct the Company’s accounting for leases to conform the recognition of rent expense on a straight-line basis over the term of the lease, including any option periods considered to be part of the lease term, as lease terms are defined by Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. SFAS 13 also defines the term of the lease as including the period of time when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while a restaurant is being built on leased land.

Operating profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit, while franchise fees and other revenue is added to it. Gains and losses on sale of assets are then respectively added or subtracted.

Administrative and advertising expense increased $361,000 during the Third Quarter of Fiscal 2005, or 12.6 percent higher than the Third Quarter of Fiscal 2004. The First Three Quarters of Fiscal 2005 increased $1,071,000 or 10.9 percent higher than the First Three Quarters of Fiscal 2004. The largest component of these increases is higher spending for advertising and marketing programs that is proportionate with higher sales levels, reflecting the Company’s long standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing. Also having an impact on administrative and advertising expense for both the Third Quarter of Fiscal 2005 and the First Three Quarters of Fiscal 2005 are the costs to comply with Section 404 of the Sarbanes Oxley Act and a charge to recognize an obligation to an environmental remediation plan on a piece of property the Company no longer owns.

Revenue from franchise fees is based on sales of Big Boy restaurants that are franchised to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants. As of March 6, 2005, 30 Big Boy restaurants had been franchised to others. Other revenue also includes certain other fees from franchisees along with miscellaneous rent and investment income.

Gains and losses on sale of assets consist of transactions involving real property and sometimes may include restaurant equipment that is sold together with real property as a package when closed restaurants are sold. Gains and losses reported on this line do not include abandonment losses that often arise when certain equipment is replaced before it reaches the end of its expected life. Abandonment losses are instead reported in other operating costs. Amounts reported for the Third Quarters of Fiscal 2005 and Fiscal 2004 primarily represent gains from the sale of undeveloped land.

No impairments of assets were recorded in the First Three Quarters of Fiscal 2005 or the First Three Quarters of Fiscal 2004.

Other Expense (Income)

Interest expense increased $168,000 during the Third Quarter of Fiscal 2005, or 30.1 percent higher than the Third Quarter of Fiscal 2004. The First Three Quarters of Fiscal 2005 experienced an increase of $299,000 or 15.9 percent above the First Three Quarters of Fiscal 2004. The increases have been caused by the combination of higher debt, higher interest rates and lower levels of capitalized interest. As $9,000,000 in outstanding debt was retired after March 6, 2005, a significant relief in interest costs can be expected through the remainder of the fiscal year.

In addition to interest expense, the $4,440,000 non-taxable life insurance benefit is also classified as “Other expense (income),” not included in operating profit.

Income Taxes

The tax rate applied to earnings before income tax, exclusive of the $4,440,000 non-taxable life insurance benefit, was 35 percent for the First Three Quarters of Fiscal 2005. The rate was 31.4 percent for the Third Quarter of Fiscal 2005, which included the effect of lowering the annual rate from 36 percent to 35 percent during the quarter. Provisions for income taxes have been kept consistently low through the Company’s use of tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. To a lesser degree, the Company also uses the federal Work Opportunity Tax Credit (WOTC).

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds

Sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all sales to restaurant customers are received in cash or by credit cards. Net earnings plus depreciation provide the primary source of cash provided by operating activities. Other sources of cash may include borrowing against credit lines, proceeds from employees’ exercising of stock options and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

Working Capital Practices

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

Aggregated Information about Contractual obligations and Commercial Commitments

As of March 6, 2005

	Payments due by period (in thousands)
	Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
Term debt	45,387	9,517	7,528	6,855	15,453	3,092	2,942
Rent due under capital lease obligations	4,841	926	703	2,693	157	110	252
1 Rent due under operating leases	22,358	1,697	1,578	1,552	1,508	1,453	14,570
2 Unconditional purchase obligations	10,789	10,789	—	—	—	—	—
3 Other long-term obligations	2,275	214	217	220	223	226	1,175
Total contractual cash obligations	85,650	23,143	10,026	11,320	17,341	4,881	18,939

1	Not included are certain leases of former operating properties that the Company has assigned or sub-let to third parties. The average annual obligations of these leases approximate $49 over the next five years. The Company remains contingently liable for the performance of these leases. In the event of default by the assignees or sub-lessees, the Company generally retains the right to re-assign or re-sublet the properties.

Operating leases include option periods considered to be part of the lease term under SFAS 13, as amended.

2	Primarily consists of commitments for capital projects plus certain food and beverage items.
3	Deferred compensation obligation.

The working capital deficit was $13,467,000 as of March 6, 2005, a reduction from $20,925,000 as of December 12, 2004. The decrease reflects the inclusion of $9,650,000 in accounts receivable at March 6, 2005 for life insurance claims, all of which had been collected at the time of the filing of this Form 10-Q. The proceeds were used to retire a $2,000,000 short term note payable and $7,000,000 of long term debt.

Beginning with the fourth quarter, the working capital deficit is likely to resume its expansion at a modest, manageable pace as construction debt is prudently increased to supplement the use of internally generated cash to finance expansion plans. As of March 6, 2005, $9,000,000 remained available to be drawn against a Construction Draw Credit Facility, which is scheduled to expire on September 1, 2006, unless extended. Additionally, a $5,000,000 working capital revolving line of credit is readily available if needed, having been fully restored by the recent retirement of a $2,000,000 short term note payable that had been borrowed against it.

Operating Activities

Operating cash flows were $17,275,000 in the First Three Quarters of Fiscal 2005, a decrease of $3,759,000 compared with the First Three quarters of Fiscal 2004. The decrease is attributable to the combination of lower net earnings when the non-taxable life insurance benefit is excluded, and a much lower increase in accounts payable.

Investing Activities

Capital spending is the principal component of investing activities. Capital spending was $18,595,000 during the First Three Quarters of Fiscal 2005, a decrease of $3,692,000 from the First Three Quarters of Fiscal 2004. This year’s capital spending includes $12,572,000 for Golden Corral restaurants, principally for new restaurant construction and site acquisitions, plus the costs to remodel five of the original restaurants built in 1999 and 2000. Big Boy capital costs were $6,023,000, consisting of new restaurant construction, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

The Company reached a new development agreement with Golden Corral Franchising Systems, Inc. in July 2004. The new agreement added 21 Golden Corrals to the development schedule, bringing the total to 62 restaurants to be in operation by December 31, 2011. The Company is in compliance with the development agreement, which calls for five restaurants to be opened each year through December 2010, with the final three scheduled for 2011. As of March 6, 2005, 29 restaurants were in operation with three restaurants under construction. Costs remaining to complete construction of these three restaurants were estimated at $5,386,000 as of March 6, 2005. Construction of three more Golden Corrals is scheduled to be completed over the next twelve months. On average, the cost to build and equip each Golden Corral restaurant is approximately $3,300,000, including land.

No Big Boy restaurants were under construction as of March 6, 2005. Two buildings are likely to be constructed during the next twelve months. One of the new buildings will be a replacement on the same site, while the other new building will replace an existing restaurant by relocating to a superior site. The approximate cost to build and equip a new Big Boy restaurant ranges from $2,300,000 to $2,800,000, depending on land cost. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year at an average cost of $75,000 per restaurant. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Four Golden Corral restaurants have been built on leased land. Two more Golden Corral ground leases have been entered into for restaurants to open respectively in April and June 2005. All of these leases have been accounted for as operating leases. As of March 6, 2005, the Company occupied 28 restaurants pursuant to leases, eleven of which are capital leases pursuant to SFAS 13 “Accounting for Leases,” as amended.

Investing activities for the First Three Quarters of Fiscal 2004 included the recovery of $1,700,000 received in settlement of certain litigation relating to defective construction of a Golden Corral restaurant. The settlement was with the architect and the architect’s structural engineering consultant. It was sufficient to recover all construction costs incurred, including the cost to raze the defective building. The Company continues to vigorously prosecute its claim exceeding $1,000,000 against the general contractor that built the building.

Financing Activities

Borrowing against the Company’s credit lines amounted to $9,500,000 during the First Three Quarters of Fiscal 2005. Scheduled and other payments of long-term debt and capital lease obligations amounted to $5,960,000 during the First Three Quarters of Fiscal 2005. Debt was further reduced by $9,000,000 before the filing of this Form 10-Q. Regular quarterly cash dividends paid to shareholders totaled $1,664,000. As the Company expects to continue its 44 year practice of paying regular quarterly cash dividends, the Board of Directors declared an $.11 per share dividend on March 15, 2005.

Options to purchase 377,000 shares of the Company’s common stock were outstanding as of March 6, 2005, including 284,000 fully vested shares at a weighted average exercise price per share of $17.04. Proceeds of $312,000 were received during the First Three Quarters of Fiscal 2005 from employees and directors who acquired 21,500 shares of the Company’s common stock through the exercise of stock options. The 1993 Stock Option Plan has approximately 6,200 shares remaining that are available to be optioned. Shareholders approved the 2003 Stock Option and Incentive Plan in October 2003. As of March 6, 2005, 793,000 shares were available to be optioned under the 2003 Stock Option and Incentive Plan.

The Company’s stock repurchase program expired October 7, 2004. It had authorized the repurchase of up to 500,000 shares of the Company’s common stock. No shares were acquired during the two year life of the program, as the price at which shares of the Company’s common stock had been traded did not warrant utilization of the program.

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

Food safety is the most significant risk to any company that operates in the restaurant industry. It has become the focus of increased government regulatory initiatives at the local, state and federal levels which adds higher compliance costs to the Company. To limit the Company’s exposure to the risk of food contamination, management rigorously emphasizes and enforces the Company’s food safety policies in all of the Company’s restaurants, and at the commissary and food manufacturing plant that the Company operates for Big Boy restaurants. These policies are designed to work cooperatively with programs established by health agencies at all levels of government authority, including the federal Hazard Analysis of Critical Control Points (HACCP) program. In addition, the Company makes use of ServSafe Training, a nationally recognized program developed by the National Restaurant Association. The ServSafe program provides accurate, up-to-date science-based information to all levels of restaurant workers on all aspects of food handling, from receiving and storing to preparing and serving. All restaurant managers are required to receive re-certification in ServSafe Training every five years.

Other examples of risks and uncertainties facing the Company include, but are not limited to, the following:

•	intense competition for customers;

•	consumer perceptions of value, food quality and quality of service;

•	changing consumer preferences, particularly based on concerns with nutritional content of the Company’s food or restaurant food in general;

•	the effects of higher gasoline prices on discretionary spending by consumers in restaurants;

•	changing demographics in neighborhoods where the Company operates restaurants; changes in business strategy and development plans;

•	the rising cost of quality sites on which to build restaurants;

•	poor selection of restaurant sites;

•	changes in the supply and cost of food;

•	the effects of other inflationary pressures, especially higher costs for health care benefits and higher energy prices;

•	rolling power outages;

•	shortages of qualified labor;

•	seasonal weather conditions, particularly during the winter months of the third quarter;

•	natural disasters; fires or explosions;

•	criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes;

•	acts of terrorists or acts of war; and

•	civil disturbances and boycotts.

Risks and uncertainties also include:

•	rising variable interest rates;

•	limitations on borrowing capacity;

•	legal claims;

•	changes in accounting standards;

•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly;

•	disruptions to the business during transitions to new computer software;

•	financial stability of technology vendors to support computer software over the long-term;

•	unauthorized access to information systems;

•	changes in governmental regulations regarding the environment;

•	exposure to penalties for potential violations of numerous governmental regulations in general, and immigration (I-9) and minor labor regulations in particular;

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety;

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements; and

•	legislation or court rulings that result in changes to tax codes.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to use estimates and assumptions to measure certain items that affect the amounts reported in the financial statements and accompanying footnotes. These judgments are based on knowledge and experience about past and current events, and assumptions about future events. Accounting estimates can and do change as new events occur and additional information becomes available. Actual results may differ markedly from current judgment.

Two factors are required for an accounting policy to be deemed critical. The policy must be significant to the fair presentation of a company’s financial condition and its results of operations, and the policy must require management’s most difficult, subjective or complex judgments. The Company believes the following to be critical accounting policies.

Self Insurance

The Company self-insures a significant portion of expected losses from its workers’ compensation program in the state of Ohio. The Company purchases coverage from an insurance company for individual claims in excess of $300,000. Reserves for claims expense include a provision for incurred but not reported claims. Each quarter, the Company reviews claims valued by its third party administrator (“TPA”) and then applies experience and judgment to determine the most probable future value of incurred claims. As the TPA submits additional new information, the Company reviews it in light of past history of claims for similar injuries, probability of settlement, and any other facts that might provide guidance in determining ultimate value of individual claims. Unexpected changes in any of these or other factors could result in actual costs differing materially from initial projections.

Pension Plans

Pension plan accounting requires rate assumptions for future compensation increases and the long term return on plan assets. A discount rate is also applied to the calculations of net periodic pension cost and projected benefit obligations. An informal committee consisting of executives from the Finance Department and the Human Resources Department, with guidance provided by the Company’s actuarial consulting firm, develops these assumptions each year. The consulting firm also provides services in calculating estimated future obligations and net periodic pension cost. The plan assets are targeted to be invested 70 percent in equity securities, as these investments have historically provided the greatest long term returns. The Company has used an 8.5 percent expected long term rate of return on plan assets for many years, and will likely continue with that rate for the foreseeable future. Management believes that 8.5 percent is a fair rate over the long term, despite poor market performance in the early years of the current decade which has adversely impacted net periodic pension cost in recent years, after many years of steady, low costs.

Long-lived assets

Long-lived assets include property and equipment, goodwill and other intangible assets. Property and equipment typically approximate 85 percent of the Company’s total assets. Judgments and estimates are used to determine the carrying value of long-lived assets. This includes the assignment of appropriate useful lives, which affect depreciation and amortization expense. Capitalization policies are continually monitored to assure they remain appropriate.

In addition, carrying values of property and equipment are tested for impairment each quarter using historical cash flow losses on a restaurant-by-restaurant basis. Carrying values are also reviewed whenever events or circumstances indicate the carrying value may be impaired. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized for the amount by which carrying values exceed estimated realizable values. Future cash flows can be difficult to predict. Changing neighborhood demographics and economic conditions, and many other factors may impact operating performance, which affect cash flow. Estimated realizable values are provided by real estate brokers and/or the Company’s past experience in disposing of property.

Sometimes it becomes necessary to cease operating a certain restaurant due to poor performance. The final impairment amount can be significantly different from the initial charge, particularly if the eventual market price received from the disposition of the property differs materially from initial estimates of realizable values.

Acquired goodwill and other intangible assets are tested for impairment annually or whenever an impairment indicator arises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has no significant market risk exposure to interest rate changes as all of its debt is currently financed with fixed interest rates. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. The Company does not use foreign currency.

Big Boy restaurants utilize centralized purchasing and food preparation through the Company’s commissary and food manufacturing plant. The Company believes the commissary operation ensures uniform product quality and safety, timeliness of distribution to restaurants and results in lower food and supply costs.

Food supplies are generally plentiful and may be obtained from any number of suppliers. Quality and price are the principal determinants of source. Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside the Company’s control, including import and export restrictions, production and the impact of weather on crops. Certain commodities, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid over a certain period of time. The Company does not use financial instruments as a hedge against changes in commodity pricing.

For Golden Corral restaurants, the Company currently purchases substantially all food, beverage and other menu items from the same vendor that Golden Corral Franchising Systems, Inc. (the Franchisor) uses for its operations. Deliveries are made two times per week. Other vendors are available to provide products that meet the Franchisor’s specifications should the Company wish or need to make a change.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures, as defined in Securities Exchange Act regulations 240.13a-15(e) and 240.15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 6, 2005.

The Company completed the second and final implementation phase of its enterprise information system in September 2004. Phase I of the implementation, which included new software modules for the General Ledger, Accounts Payable, Procurement, Inventory Control and Asset Management, was completed in April 2004. Phase II of the implementation incorporated Payroll and Human Resources modules into the system. Certain changes in the system of internal control are still being instituted to enhance the effectiveness of the system’s modules.

There were no other significant changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 6, 2005 that have materially affected, or are reasonably likely to affect, the Company’s Internal control over financial reporting.

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

A Form 8-K was filed on February 4, 2005 reporting under item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, the death on February 2, 2005 of the Registrant’s Chairman of the Board, Jack C. Maier.

A Form 8-K was filed on February 8, 2005 reporting under item 8.01, Other Events, the expected life insurance benefits to be received by the Registrant as a result of the death of the Chairman of the Board, Jack C. Maier.

A Form 8-K was filed on March 17, 2005 reporting under item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, that the Board of Directors had unanimously elected Daniel W. Geeding as Chairman of the Board, and Karen F. Maier as a new director.

A Form 8-K was filed on April 13, 2005 reporting under item 2.02, Results of Operations and Financial Condition, the Registrant’s press release announcing financial results for the quarter ending March 6, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(registrant)

DATE April 15, 2005

	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and Principal Financial and Accounting Officer