Form 10-K
period 2005-05-29
FRISCHS RESTAURANTS INC
filed 2005-08-11
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-07323

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

The aggregate market value of voting common stock held by non-affiliates on December 12, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $67,979,000, based upon the closing price of the shares on the American Stock Exchange on that date.

As of August 4, 2005, there were 5,056,401 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held October 3, 2005 are incorporated by reference into Part III.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-K are “forward-looking statements” that are subject to risks, uncertainties and other factors which may cause actual results and performance to differ materially from those expressed or implied by those statements. “Forward-looking statements” can generally be identified in sentences that contain words such as “should,” “could,” “continue,” “will, “may,” “plans,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “believe,” and similar words that are used to convey “forward-looking statements” rather than historical or present facts.

A detailed discussion of risk factors and uncertainties can be found in this Form 10-K under “Item 1. Business – Risk Factors.” Risk factors and uncertainties may also be discussed from time to time in the Company’s press releases, public statements or other filings with the Securities and Exchange Commission. All forward looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. The Company undertakes no obligation to update any of the forward looking statements that may be contained in this Form 10-K.

PART I

(Items 1 through 4)

Item 1. Business

Background

The registrant, Frisch’s Restaurants, Inc. (together with its wholly owned subsidiaries, referred to as the “Company” or the “Registrant”), is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All restaurants operated by the Company during the last five years are located in various regions of Ohio, Kentucky and Indiana. Plans are in place to expand Golden Corral operations into certain parts of Pennsylvania (including one that opened in June 2005), West Virginia and Michigan. Incorporated in the state of Ohio in 1947, the Company is headquartered in Cincinnati, Ohio. The Company’s stock has been publicly traded on the American Stock Exchange since 1960.

As of May 29, 2005, the Company operated 88 family-style restaurants using the “Big Boy” trade name and 30 “Golden Corral” grill-buffet style family restaurants. Additionally, 28 Big Boy restaurants were in operation under licensing rights granted by the Company to other operators. All of these restaurants are located in various markets of Ohio, Kentucky and Indiana.

The Company’s vision is to be the best large owner/operator of franchised, multi-location restaurant concepts within 500 miles of Cincinnati. To that end, the Company announced in July 2004 that it had entered into an agreement with Golden Corral Franchising Systems, Inc. allowing the Company to develop 21 additional Golden Corral restaurants (subsequently expanded to 22) by December 31, 2011. The agreement brings to 63 the number of Golden Corral restaurants that the Company has rights to own and operate. The 31st Golden Corral opened in June 2005, approximately marking the half way point toward meeting the Company’s objective. The key to successfully executing the Golden Corral build-out plan rests upon continued strong cash flows provided by the Company’s traditional Big Boy restaurants. The key to maintaining Big Boy’s cash flows is strong “in-store” execution that results in same store sales increases. Incremental Big Boy expansion together with the replacement of certain older buildings while continuing to renovate approximately one-fifth of the restaurants each year should assure the continuing success of the Big Boy brand.

Both the Big Boy and Golden Corral formats are considered reportable operating segments for purposes of compliance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Financial information by operating segment as of and for the three fiscal years in the period ended May 29, 2005 appears in Note G - Segment Information – to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

In March 2000, the Company’s Board of Directors authorized management to divest the Company’s lodging operations, which consisted of two high-rise hotels located in the greater Cincinnati area. Both of these hotels were operated until both were sold during the fiscal year ended June 3, 2001.

Big Boy Restaurant Operations

Big Boy restaurants are full service family restaurants offering quick, efficient service, which the Company operates under the name “Frisch’s.” All of the restaurants offer “drive-thru” service. The restaurants are open seven days a week, typically from 7:00 a.m. to 11:00 p. m. with extended weekend evening hours. Menus are generally standardized with a wide variety of items at moderate prices, featuring well-known signature items such as the original “Big Boy” double-deck hamburger sandwich, freshly made onion rings and hot fudge cake for dessert. Menu selections also include many other sandwiches, pasta, roast beef, chicken and seafood dinners, desserts, non-alcoholic beverages and other items. In addition, a full breakfast menu is offered, and substantially all of the restaurants contain breakfast bars that are easily converted to soup and salad bars for lunch and dinner hours. Drive-thru and carryout menus emphasize combo meals that consist of a popular sandwich packaged with french fries and a beverage and sold at a lower price than if purchased separately. Although customers have not shown any significant preference for highly nutritional, low fat foods, such items are available on the menu and salad bars. In addition, customers are not discouraged from ordering customized servings to meet their dietary concerns (a sandwich can be ordered, for example, without the usual dressing of cheese and tartar sauce).

Operations in the Big Boy segment are vertically integrated. A commissary is operated near the Company’s Cincinnati headquarters that manufactures and prepares foods, and stocks food and beverages, paper products and other supplies for distribution to Big Boy restaurants. Some companies in the restaurant industry operate commissaries, while others purchase directly from outside sources. Raw materials, principally consisting of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. The Company believes that its Big Boy operations benefit from centralized purchasing and food preparation through the commissary operation, which ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs. Sales of commissary products to Big Boy restaurants licensed to other operators were $8.7 million in the fiscal year ended May 29, 2005 (3.1% of consolidated sales), $6.2 million in the fiscal year ended May 30, 2004 (2.4% of consolidated sales) and $5.4 million in the fiscal year ended June 1, 2003 (2.3% of consolidated sales). The decision of the area operator of 16 licensed Big Boy restaurants in northwestern Ohio to make purchases from commissary accounted for the significant increase in commissary sales during fiscal 2005. Substantially all licensed Big Boy restaurants now regularly purchase products from the commissary. The commissary does not supply the Company’s Golden Corral restaurants.

System-wide Frisch’s Big Boy restaurant gross sales, which include sales generated by restaurants that the Company licenses to others, were approximately $212 million in the fiscal year ended May 29, 2005, $207 million in the fiscal year ended May 30, 2004, and $199 million in the fiscal year ended June 1, 2003.

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

The Big Boy marketing strategy - “What’s Your Favorite Thing?” – has been in place for almost eight years. Results from ongoing market research lead the Company to believe its effectiveness has not diminished. Television commercials are broadcast on local network affiliates and local cable programming emphasizing Big Boy’s distinct and signature menu items. Radio advertising complements the media plan and is used to introduce new menu items throughout the year, since commercial production can be accomplished quicker and with less investment than television spots. The Company currently expends for advertising an amount equal to two and one-half percent of Big Boy gross sales, plus fees paid into an advertising fund by restaurants licensed to other operators.

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

The following tabulation sets forth Big Boy restaurant openings and closings for restaurants operated by the Company for the five fiscal years ended May 29, 2005:

	Fiscal Year Ended
	6/3/01	6/2/02	6/1/03	5/30/04	5/29/05
Big Boy Restaurants Operated by the Company

Opened	1	2	—	2	1
Opened replacement building	—	1	1	—	1
Closed to make way for new buildings	(1)	(1)	—	(1)	(1)
Closed	(2)	(1)	—	(1)	(1)

Total Operated Big Boy Restaurants	86	87	88	88	88

On average, the approximate cost to build and equip a typical Big Boy restaurant ranges from $2,300,000 to $2,800,000, depending on land cost. Current plans call for opening three Big Boy restaurants in the fiscal year that will end May 28, 2006. The first is a replacement building on the same site of a restaurant that was razed in April 2005. This restaurant, under construction as of May 29, 2005, is scheduled to open in August 2005. The second entails relocating an existing operation to a new site pursuant to an eminent domain proceeding. It should be ready to open in March 2006. The third restaurant is a completely new operation that is expected to open in February 2006.

With respect to Big Boy restaurants licensed to other operators, the following tabulation sets forth openings and closings for the five fiscal years ended May 29, 2005:

	Fiscal Year Ended
	6/3/01	6/2/02	6/1/03	5/30/04	5/29/05
Big Boy Restaurants Licensed to Others

Opened	1	—	—	—	—
Closed	(2)	(2)	(2)	(1)	(3)

Total Big Boy Restaurants Licensed to Others	36	34	32	31	28

No negotiations are currently underway to sell any new Big Boy licenses, because expanding the number of licenses is not included in the Company’s strategic plans.

Franchise fees are charged to licensees for use of trademarks and trade names and licensees are required to make contributions to the Company’s general advertising account. These fees and contributions are calculated principally on percentages of sales. Total franchise and other service fee revenue earned by the Company from licensees was $1.2 million in the fiscal year ended May 29, 2005, $1.1 million in the fiscal year ended May 30, 2004 and $1.1 million in the fiscal year ended June 1, 2003. Other service fees from licensees include revenue from accounting and payroll services that four of the licensed restaurants currently purchase from the Company.

The license agreements with licensees are not uniform, but most of the licenses for individually licensed restaurants that were in effect as of May 29, 2005 are covered by agreements containing the following provisions:

1.	The Company grants to the Licensee the right to use the name “Frisch” and/or “Frisch’s,” “Big Boy” and related trademarks and names in connection with the operation of a food and restaurant business, in return for which the Licensee pays a monthly license fee equal to three and three-quarters percent of its gross sales. In addition, an initial license fee of $30,000 is generally required.

2.	The Company provides local and regional advertising through publications, radio, television, etc., in return for which the Licensee pays a monthly fee equal to two and one-half percent of its gross sales.

In addition, Licensees are required to conduct business on a high scale, in an efficient manner, with cleanliness and good service, all to the complete satisfaction of the Company. Licensees are required to serve only quality foods and must comply with all food, sanitary and other regulations.

Long standing area license agreements granted to other operators in northern Indiana and northwestern Ohio differ in various ways from license agreements covering individual restaurants. The most notable differences are significantly lower license and advertising fee percentages and lower initial fees paid by the area operators. Provisions for these lower fees have been perpetually in place since the 1950’s.

Golden Corral Restaurant Operations

In 1998, the Company entered into an area development agreement with Golden Corral Franchising Systems, Inc. of Raleigh, North Carolina (“Franchisor”), under which development rights were granted to the Company to establish and operate 26 Golden Corral restaurants in certain markets in Ohio, Kentucky and Indiana, principally the greater metropolitan areas of Cincinnati and Dayton, Ohio and Louisville, Kentucky. In 2000, the Company entered into a second area development agreement with the Franchisor, which granted development rights to the Company to establish and operate fifteen additional Golden Corral restaurants in certain defined markets in the Cleveland and Toledo, Ohio Designated Market Areas. In July 2004, the Company agreed to develop an additional 21 Golden Corral restaurants (subsequently expanded to 22) by December 31, 2011, including markets in western Pennsylvania, southern Michigan, northern Indiana, the northwest portion of West Virginia and certain areas of Ohio, including Columbus. Including the previous rights granted in 1998 and 2000, the new agreement brings the total to 63 restaurants to be open by December 31, 2011. The Company does not have the right to sub-license others to use the Golden Corral system or proprietary marks.

The Company is in full compliance with the development schedules. The build-out plan calls for four additional restaurants to be open by December 31, 2005, three of which were under construction as of May 29, 2005. One of these restaurants opened in June 2005, the others are planned to open in August, September and November 2005, respectively, which will bring the Golden Corral operation to 34 restaurants by December 31, 2005. The remaining development schedule originally called for five restaurants to be opened in each of the next five years (2006 through 2010), with the final four to be built in 2011. In June 2005, the Company asked for and received a waiver from Golden Corral Franchising Systems to open only three Golden Corral restaurants in calendar year 2006. The Company still intends to complete the build-out plan by December 31, 2011, when all 63 restaurants should be in operation. On average, the approximate cost to build and equip each Golden Corral restaurant is $3,300,000, including land.

The Company opened its first Golden Corral restaurant in January 1999, with four more quickly following in the fiscal year ended May 28, 2000. The following tabulation sets forth Golden Corral restaurant openings for the five fiscal years ended May 29, 2005:

	Fiscal Year Ended
	6/3/01	6/2/02	6/1/03	5/30/04	5/29/05
Golden Corral Restaurants Operated by the Company

Opened	5	6	4	6	4

Total Operated Golden Corral Restaurants	10	16	20	26	30

Golden Corral is a grill-buffet style family restaurant concept offering a wide variety of buffet items. In the fiscal year ended June 1, 2003, the “Great Steak Buffet” was introduced to replace the “Golden Choice Buffet” at the dinner hour. All new and existing Golden Corral’s were fitted with larger charbroil grills that were placed directly on the buffet line. This new format has allowed customers to be served grilled-to-order steaks directly from the buffet line as part of the regular buffet price, which was increased by one dollar. The “Great Steaks Buffet” continues to feature many other varieties of meat including fried and rotisserie chicken, meat loaf, pot roast, fish and a carving station that rotates hot roast beef, ham and turkey. The buffet also includes fresh fruits and vegetables, other hot and cold buffet foods, a salad bar, desserts, an in-store display bakery that offers made-from-scratch bakery goods every fifteen minutes, and many beverage items, none of which contain alcohol. Most of the food is prepared in full view of customers in order to emphasize its freshness and quality. The restaurants have distinctive exteriors and interior designs and trade dress, and are open seven days a week for lunch and dinner, providing prompt, courteous service in a clean and wholesome family atmosphere. Typical operating hours are 11:00 a.m. to 10:00 p.m. Additionally, the restaurants open earlier on weekends to provide the “Golden Sunrise Breakfast” buffet. The Company has sole discretion as to the prices charged to its customers. Low fat foods are available on the food bars. The nature of buffet style dining easily affords every customer vast control in tailoring a meal to meet individual dietary needs, not only in terms of what is consumed but also in the quantity.

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

In consideration of the granting of each individual franchise agreement, an initial franchise fee of $40,000 is required. Additionally, a royalty fee is required in an amount equal to four percent of the restaurant’s gross sales, and the Company is required to expend or contribute for advertising an amount not less than two percent of the restaurant’s gross sales up to a maximum of six percent of the restaurant’s gross sales. Royalty fees are paid to the Franchisor weekly. The Company currently is required to spend two percent of each Golden Corral restaurant’s gross sales on advertising. The Company has discretion over placement of media used.

Television campaigns for Golden Corral currently run in the Louisville, Kentucky market plus Ohio markets of Cincinnati, Dayton and Lima where sales volumes justify the cost of television. Radio spots are used in markets that have not yet reached sufficient volumes.

Being five years old, the Company’s original five Golden Corral restaurants received renovations in the fiscal year ended May 29, 2005. The Golden Corral renovation plan, designed to mirror the highly successful program used in Big Boy restaurants, calls for five more Golden Corral restaurants to be renovated in the fiscal year that will end May 28, 2006.

Other Operating Information

Each of the Company’s restaurants is managed through standardized operating and control systems anchored by a point-of-sale (POS) system that allows management to instantly accumulate and utilize data for more effective decision making, while allowing restaurant managers to spend more time in the dining room focusing on customer needs. The installation of the original Big Boy POS systems was completed in 1999 at a cost of $4.8 million. As part of an upgrade to the POS system, the Company completed the installation of a new back office system in each restaurant during the fiscal year ended June 1, 2003, requiring a total investment of over $400,000. The upgrade has improved tracking and reporting capabilities. In June 2005, the Company introduced a five year plan for replacing its aging POS register equipment in all Big Boy restaurants. The total cost of the project is expected to approach $1.5 million.

Satellite broad band connectivity was implemented during the fiscal year ended May 30, 2004 between headquarters and all restaurants. Gift cards were introduced in the fiscal year ended May 30, 2004 to replace the use of paper gift certificates in Big Boy restaurants. Golden Corral restaurants use both gift card and gift certificates. In the fiscal year ended May 29, 2005, electronic signature capture devices were installed in all Big Boy restaurants to process debit and credit card transactions.

Plans for Big Boy restaurants in the fiscal year that will end May 28, 2006 call for the implementation of an automated drive-thru timer system that will measure the time from when a customer’s car first enters the drive-thru station until the order is received. This information will be provided to the restaurant manager in a real time environment, which should help to reduce the time required to serve customers. In addition, a “suggested order” automated solution to replenish restaurant inventories will be implemented that will analyze current inventory balances and sales patterns and then “suggest” a replenishment order from the commissary operation. This process is expected to reduce stock outages as well as lower in store inventory levels while helping to identify waste, thus improving the control over food costs.

The Company’s headquarters legacy information systems were evaluated in 2002 and found to be incapable of supporting the Company’s long-term planned growth without eventually incurring substantial annual incremental costs. Accordingly, the Company successfully completed the installation of an integrated enterprise system in September 2004 at a cost in excess of $5,300,000. The system was designed to support the Company’s information needs today and well into the foreseeable future.

Certain initiatives in the human resources area also include the use of information technology. Employee selection software helps lower hourly employee turnover rates; a telephone processed program is in place that measures employee job satisfaction; and an interactive employee training program uses training videos and quizzes. These training videos have evolved from CD ROM format in 1998 to downloaded versions from the Company’s headquarters. Today, digital videos are loaded directly onto the hard drive of a PC located at each restaurant that is networked to the POS system, allowing headquarters to access the interactive results. The production of the current digital training videos with updated training material was completed in May 2002 at a cost of approximately $250,000. In fiscal 2004, new PC’s were installed in all restaurants and significant upgrades were made to the employee selection and job satisfaction programs.

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

The Company’s incentive-based compensation program for restaurant managers, area supervisors and regional directors (collectively, operations management) ties compensation of operations management directly to the cash flow of their restaurant(s), allowing incentive compensation to be consistently earned. The maximum amount that operations management can earn is at a level the Company believes is above the average for competing restaurant concepts. The Company believes the program has reduced turnover in operations management, and has resulted in a strong management team that continues to be focused on building same store sales and margins.

Raw Materials

The sources and availability of raw materials are discussed above under Big Boy Restaurant Operations and Golden Corral Restaurant Operations.

Trademarks and Service Marks

The Company has registered certain trade names and service marks on the Principal Register of the United States Patent and Trademark Office, including “Frisch’s,” “Brawny Lad,” “Buddie Boy,” “Strawberry Pie Baby,” and the tag line “What’s Your Favorite Thing?” These registrations are considered important to the Company’s Big Boy operations, especially the trade name “Frisch’s” and the tag line “What’s Your Favorite Thing?” The duration of each registration varies. The Company currently intends to renew all of its trade names and service marks when each comes up for renewal. Pursuant to a 2001 agreement with Big Boy Restaurants International, LLC, the Company acquired ownership of the “Big Boy” trade name, trademarks and service marks within the states of

Indiana and Kentucky and in most of Ohio and Tennessee. A concurrent use application to reflect such ownership has been filed in the United States Patent and Trademark Office. The “Golden Corral” trade name and service marks are registered trademarks of Golden Corral Corporation. The Company is not aware of any infringements on its registered trade names and service marks, nor is the Company aware of any infringement on any of its territorial rights to use the proprietary marks licensed to the Company.

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

Working Capital

Restaurant sales provide the Company’s principal source of cash. Funds from both the Big Boy and Golden Corral operating segments are immediately available to meet the Company’s working capital needs, as substantially all restaurant sales are received in cash or cash equivalents such as debit and credit cards. The Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry. The working capital deficit was $21,180,000 as of May 29, 2005. As significant, predictable cash flows are provided by operations, the deployment of a negative working capital strategy has not and will not hinder the Company’s ability to satisfactorily retire any of its obligations when due. Additionally, a $5,000,000 working capital revolving line of credit is readily available if needed.

Customers, Backlog and Government Contracts

Because all of the Company’s retail sales are derived from food sales to the general public, neither the Big Boy nor the Golden Corral operating segments have any material dependence upon a single customer or any group of a few customers. No backlog of orders exist and no material portion of the business of either segment is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of government authorities.

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

Research and Development

The Company’s corporate staff includes a manager of research and development for its Big Boy restaurants whose responsibilities entail development of new menu selections and enhancing existing products. From time to time, the Company also conducts restaurant consumer research to identify emerging trends and changing consumer preferences. While these activities are important to the Company, these expenditures have not been material during the three fiscal years in the period ending May 29, 2005 and are not expected to be material to the Company’s future results.

Government Regulation

The Company is subject to licensing and regulation by various federal, state and local agencies, including vendors’ licenses, health, sanitation, safety and hiring and employment practices including compliance with the Fair Labor Standards Act and minimum wage statutes. All Company operations are believed to be in material compliance with all applicable laws and regulations. The Company’s restaurants are constructed to meet local and state building and fire codes, and to meet the requirements of the Americans with Disabilities Act. All older restaurants have been remodeled or updated to also meet the requirements of the Americans with Disabilities Act. Although the Company has not experienced any significant obstacles to obtaining building permits, licenses or approvals from governmental bodies, increasingly rigorous requirements on the part of state, and in particular, local governments, could delay or possibly prevent expansion in desired markets.

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

Employees

As of May 29, 2005, the Company and its subsidiaries employed approximately 7,500 persons, including approximately 2,100 in Golden Corral restaurants. Approximately 3,400 of the Company’s employees are considered part-time (those who work less than 30 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to restaurant sales levels. None of the Company’s employees is represented by a collective bargaining agreement. Management believes that employee relations are excellent and employee compensation is comparable with or better than competing restaurants.

Geographic Areas

The Company has no operations outside of the United States of America. Substantially all of the Company’s revenues, consisting principally of retail sales of food and beverages to the general public and certain wholesale sales to and license fees from restaurants licensed to other operators, were generated in various markets in the states of Ohio, Kentucky and Indiana during each of the three fiscal years in the period ended May 29, 2005. Substantially all of the Company’s long-lived assets were deployed in service in the same three states during the same period. Plans are in place to expand Golden Corral operations into certain parts of Pennsylvania (including one that opened in June 2005), West Virginia and Michigan.

Available Information

The Securities Exchange Act of 1934, as amended, requires the Company to file periodic reports with the Securities and Exchange Commission (SEC) including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive 14A Proxy Statements, and certain other information. The SEC makes the Company’s periodic reports available for reading and copying in its Public Reference Room located at 450 Fifth Street, NW, Washington, DC 25049. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Company’s periodic reports (and any amendments thereto) can be viewed by visiting the SEC’s internet site (www.sec.gov).

The Company makes available the periodic reports that it files with the SEC through its corporate web site (www.ir.frischs.com) via a hyperlink directly to the Company’s filings on the SEC’s web site. The hyperlink is generally provided within a few minutes from the time a report is filed. Information contained on or available through the Company’s website is not a part of, nor is it being incorporated into, this Annual Report on Form 10-K. In addition, printed copies of the reports the Company files with the SEC may be obtained without charge by writing to Donald H. Walker, Vice President and Chief Financial Officer of Frisch’s Restaurants, Inc., 2800 Gilbert Avenue, Cincinnati, Ohio 45206-1206. Email requests may be made to cfo@frischs.com.

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

Risk Factors

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

Other examples of risks and uncertainties facing the Company include, but are not limited to, the following:

•	intense competition for customers;

•	consumer perceptions of value, food quality and quality of service;

•	changing consumer preferences, particularly based on concerns with nutritional content of the Company’s food or restaurant food in general;

•	the effects of higher gasoline prices on discretionary spending by consumers in restaurants;

•	changing demographics in neighborhoods where the Company operates restaurants;

•	changes in business strategy and development plans;

•	the rising cost of quality sites on which to build restaurants;

•	poor selection of restaurant sites;

•	changes in the supply and cost of food;

•	the effects of other inflationary pressures, especially higher costs for health care benefits and higher energy prices;

•	rolling power outages;

•	shortages of qualified labor;

•	seasonal weather conditions, particularly during the winter months of the third quarter;

•	natural disasters; fires or explosions;

•	criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes;

•	acts of terrorists or acts of war; and

•	civil disturbances and boycotts.

Risks and uncertainties also include:

•	rising variable interest rates;

•	limitations on borrowing capacity;

•	legal claims;

•	changes in accounting standards;

•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly;

•	disruptions to the business during transitions to new computer software;

•	financial stability of technology vendors to support computer software over the long-term;

•	unauthorized access to information systems;

•	changes in governmental regulations regarding the environment;

•	exposure to penalties for potential violations of numerous governmental regulations in general, and immigration (I-9) and minor labor regulations in particular;

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety;

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements; and

•	legislation or court rulings that result in changes to tax codes.

The Company continually takes reasonable preventive measures to reduce its risks and uncertainties. However, the nature of some risks and uncertainties provides little control to the Company. The materialization of any of the risks and uncertainties identified herein, together with those risks not specifically listed or those that are presently unforeseen, could result in significant adverse effects on the Company’s financial position, results of operations and cash flows, which could include the permanent closure of any affected restaurant(s) with an impairment of assets charge taken against earnings, and could adversely affect the price at which shares of the Company’s common stock trade.

Item 2. Properties

All of the Company’s restaurants are free standing, well-maintained facilities. Older Big Boy restaurants are generally located in urban or heavily populated suburban neighborhoods that cater to local trade rather than highway travel. A few of these restaurant facilities are now approximately 40 years old. Big Boy restaurants opened in the last twenty years have generally been located near interstate highways. Over the past 40 years, at least five different prototypes have been used to construct the 88 Big Boy restaurants currently in operation. The average prototype is used for five to eight years before a new prototype is introduced. On average, the 88 Big Boy restaurants in operation today contain approximately 5,600 square feet with seating capacity for 156 guests. Golden Corral restaurants constructed in earlier years contained 9,952 square feet with seating for 348 guests. The newer restaurants have 10,300 square feet with 372 seats.

Most new restaurant construction requires approximately eighteen weeks to complete, depending on the time of year and weather conditions. Prior to September 2003, the Company acted as the general contractor for substantially all new restaurant construction (except for Golden Corral restaurants in northeastern Ohio where outside general contractors have always been used). In September 2003, the Company implemented a competitive bidding process to award contracts to general contractors for all new restaurant construction. The general contractor selects and schedules sub-contractors, and is responsible for procuring all building materials. A Company project manager is assigned to provide general oversight of all construction projects.

The following table sets forth certain operating segment information with respect to the number and location of all restaurants as of May 29, 2005:

	Big Boy
	Company Operated	Operated by Licensees	Golden Corral
Cincinnati market	50	4	11
Dayton market	16	—	5
Columbus market	11	1	—
Louisville market	7	2	4
Lexington market	4	3	—
Cleveland market	—	—	8
Toledo/Lima market	—	16	2
Other	—	2	—

Total	88	28	30

Sites acquired for development of new Company operated restaurants are identified and evaluated for potential long-term sales and profits. A variety of factors are analyzed including demographics, traffic patterns, competition and other relevant information. Because control of property rights is important to the Company, it is the Company’s policy to own its restaurant locations whenever possible. However, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. In addition, many of the restaurants operated by the Company that opened prior to 1990 were financed with sale/leaseback transactions. The following table sets forth certain operating segment information regarding the type of occupancy of Company-operated restaurants:

	Big Boy	Golden Corral
Land and building owned	64	25
Land or land & building leased	24	5

Total	88	30

All of the leases generally require the Company to pay property taxes, insurance and maintenance, and provide for prime terms of fifteen or twenty years. The leases also provide renewal options aggregating from ten to 25 years. Twenty leases will expire during the next five years, all of which are for Big Boy restaurants. All but one of the 29 leases have remaining options to renew ranging from five to 25 years and/or have favorable purchase options.

Fiscal year ending in	Number of leases expiring
2006	4
2007	1
2008	7
2009	2
2010	6

Three more Golden Corral ground leases have been entered into for restaurants scheduled to open in June, October and November 2005. These restaurants will be located respectively in the markets of Pittsburgh, Pennsylvania, Findlay, Ohio, and Morgantown, West Virginia.

In addition, a second Pittsburgh market Golden Corral restaurant will open in August 2005 that is currently being constructed on land owned by the Company. One Big Boy restaurant was under construction in the Cincinnati market as of May 29, 2005. It is a replacement on the same site of an older restaurant which was closed and razed in May 2005.

The real property of six Golden Corral restaurants having an approximate book value of $12,975,000 is encumbered by mortgages that secure a bullet loan. No other real property owned in fee is currently encumbered by mortgages or otherwise pledged as collateral. With the exception of certain delivery equipment utilized under capital leases expiring during periods to 2013, the Company owns substantially all of the furnishings, fixtures and equipment used in the operation of the business.

The Company owns in fee a 79,000 square foot building that houses its commissary in Cincinnati, Ohio. It is suitable and adequate to supply Company operated Big Boy restaurants and the needs of Big Boy restaurants licensed to others in all the Company’s Big Boy market areas. As the facility normally operates one shift daily, additional productive capacity is readily available if and when needed. The Company maintains its headquarters in Cincinnati on a well-traveled street in a mid-town business district. This administrative office space approximates 49,000 square feet and is occupied under an operating lease expiring December 31, 2012, with a renewal option available through December 31, 2022. During the term of the lease and the period covered by its renewal option, the Company has been granted the right of first refusal should the lessor receive a bona fide offer to purchase from a third party. The Company has an option to purchase the property at the end of the renewal option period.

Six surplus land locations owned in fee by the Company were listed for sale with brokers as of May 29, 2005. Three of these sites are located in the Columbus market, two are in the Cincinnati market, and one is in the Cleveland market. Additionally, the Company owns in fee a site in the Dayton market that will eventually be developed as a Big Boy restaurant. No specific plans have been made for one other site owned in fee that is located in the Cincinnati market. Finally, the Company owns in fee one former restaurant building in the Cincinnati market which it leases to a third party.

The Company is contingently liable for the performance of a ground lease (of property located in Covington, Kentucky on which one of the Company’s former hotels operated) that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

Item 3. Legal Proceedings

The Company is the owner of a Golden Corral Restaurant located in North Canton, Ohio. In 2001, the Company’s general contractor, Fortney & Weygandt, Inc. (“Fortney”) constructed a Golden Corral Restaurant at the original location on the North Canton site. Geological conditions at the site required that the restaurant be built on a structural slab (platform), which rested upon driven piles. The foundation system for the building was designed by a Houston, Texas engineering firm, Maverick Engineering, Inc. (“Maverick”), a subcontractor to the Company’s architect of record, LMH&T. Shortly before the scheduled opening of the restaurant, it was discovered that design and construction errors had caused the building to shift, separating the building from its underground plumbing system. The Company elected to demolish the original structure, and subsequently built a new building on a different portion of the original parcel. The restaurant’s grand opening was, therefore, delayed until January 2003.

On July 30, 2002, Fortney filed a Demand for Arbitration against the Company with the American Arbitration Association. Fortney seeks recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contends that it is owed this money by the Company under the terms of the General Construction Contract. The Company has denied that it owes these monies to Fortney, and has filed a counterclaim against Fortney alleging defective construction. The Company’s claim against Fortney is for excess cost of construction, lost profits, interest and costs, in an amount exceeding $1,000,000.

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

In July 2003, the Company resolved all claims, counterclaims, and cross-claims, against and involving the trial court defendants. The trial court defendants, including LMH&T and Maverick, agreed to pay to the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full and the case has been dismissed.

The resolution between the Company and the trial court defendants (design team) is separate and apart from the dispute between Fortney and Company that is before the American Arbitration Association. The arbitration is on-going.

From time to time, the Company is subject to various claims and suits in the ordinary course of business. The Company does not believe that any ultimate liability for such claims will have a material impact on its earnings, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2005, no matters were submitted to a vote of security holders.

PART II

(Items 5 through 9)

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the American Stock Exchange under the symbol “FRS.” The following table sets forth the high and low sales prices for the common stock for each quarter within the Company’s two most recent fiscal years:

	Year Ended May 29, 2005				Year Ended May 30, 2004
	Stock Prices		Dividend per share		Stock Prices		Dividend per share
	High	Low			High	Low
1st Quarter	$30.25	$23.00	11	¢	$24.84	$18.00	9	¢
2nd Quarter	25.75	22.50	11	¢	27.90	23.51	11	¢
3rd Quarter	26.90	23.50	11	¢	32.24	25.75	11	¢
4th Quarter	26.79	22.58	11	¢	30.00	26.26	11	¢

Through July 8, 2005, the Company has paid 178 consecutive quarterly cash dividends during its 45 year history as a public company. The closing price of the Company’s common stock as reported by the American Stock Exchange on August 4, 2005 was $23.53. There were approximately 1,975 shareholders of record as of August 4, 2005.

Information regarding equity compensation plans under which common stock of the Company is authorized for issuance is incorporated by reference to Item 12 of this Form 10-K.

The Company’s stock repurchase program expired October 7, 2004. It had authorized the repurchase of up to 500,000 shares of the Company’s common stock. No shares were acquired during the two year life of the program.

Item 6. Selected Financial Data

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

SUMMARY OF OPERATIONS

	(in thousands, except per share data)				(53 weeks)
	2005	2004	2003	2002	2001
Sales	$279,247	$259,701	$233,679	$210,434	$187,465
Cost of sales
Food and paper	98,570	88,864	76,452	69,995	62,696
Payroll and related	92,629	88,061	81,004	73,811	64,826
Other operating costs	57,800	53,031	48,643	42,237	38,074

	248,999	229,956	206,099	186,043	165,596

Gross profit	30,248	29,745	27,580	24,391	21,869
Administrative and advertising	13,929	12,752	12,121	11,062	10,286
Franchise fees and other revenue	(1,352)	(1,222)	(1,232)	(1,324)	(1,335)
Gains on sale of assets	(87)	(41)	(145)	—	(1,230)
Gain on early termination of lease	—	—	(665)	—	—
Impairment of long-lived assets	—	—	—	—	1,549

Operating profit	17,758	18,256	17,501	14,653	12,599

Other Expense (income)
Interest expense	2,820	2,474	2,800	2,420	2,607
Life insurance benefits in excess of cash surrender value	(4,440)	—	—	—	—

Earnings from continuing operations before income taxes	19,378	15,782	14,701	12,233	9,992

Income taxes
Current	4,199	3,687	3,047	3,557	2,857
Deferred	621	1,566	1,876	705	578

	4,820	5,253	4,923	4,262	3,435

Earnings from continuing operations	14,558	10,529	9,778	7,971	6,557

Income from discontinued operations (net of applicable tax)	—	—	—	—	430
Gain on disposal of discontinued operations (net of applicable tax)	—	—	—	—	699

Earnings from discontinued operations	—	—	—	—	1,129

NET EARNINGS	$14,558	$10,529	$9,778	$7,971	$7,686

Diluted net earnings per share of common stock
Continuing operations	$2.82	$2.05	$1.95	$1.59	$1.27
Discontinued operations	—	—	—	—	.22

	$2.82	$2.05	$1.95	$1.59	$1.49

Cash dividends per share	$.44	$.42	$.36	$.35	$.32
Other financial statistics
Working capital (deficit)	$(21,180)	$(20,561)	$(13,937)	$(14,864)	$(10,967)
Capital expenditures	24,123	30,026	21,544	28,931	24,729
Total assets	165,599	156,848	138,636	129,335	108,310
Long-term obligations	42,468	47,277	45,124	45,754	33,932
Cost to repurchase common stock	—	—	—	1,792	3,802
Shareholders’ equity	92,170	79,467	69,766	61,230	56,446
Book value per share at year end	$18.23	$15.79	$14.09	$12.47	$11.26
Return on average shareholders’ equity	17.0%	14.1%	14.9%	13.5%	13.9%
Weighted average number of diluted shares outstanding	5,157	5,136	5,023	5,013	5,144
Number of shares outstanding at year end	5,056	5,033	4,951	4,911	5,012
Percentage increase in sales	7.5%	11.1%	11.0%	12.3%	13.0%
Earnings as a percentage of sales
Operating profit	6.4%	7.0%	7.5%	7.0%	6.7%
Earnings from continuing operations before income tax and extraordinary item	6.9%	6.1%	6.3%	5.8%	5.3%
Net earnings	5.2%	4.1%	4.2%	3.8%	4.1%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) that are not historical facts are “forward-looking statements” as that item is defined in the Private Securities Litigation Reform Act of 1995. Such “forward-looking statements” are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Factors that could cause such differences to occur include, but are not limited to, those discussed in this Form 10-K under “Item 1. Business - Risk Factors.” The Company undertakes no obligation to update any of the forward-looking statements that may be contained in this MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD & A) should be read in conjunction with the consolidated financial statements. The presentation of the consolidated statement of earnings was substantially revised beginning with the filing of the Form 10-Q for the Third Quarter of Fiscal 2005. Corresponding reclassifications to last year’s results have been made to conform to the current year presentation. The Company believes the revisions enhance the presentation by adding the measures of “gross profit” and “operating profit.”

CORPORATE OVERVIEW

Fiscal 2005 consists of the 52 weeks ended May 29, 2005. It compares with the 52 weeks ended May 30, 2004, which constituted Fiscal 2004, and the 52 weeks ended June 1, 2003, which constituted Fiscal 2003.

In July 2004, the Company agreed to develop 21 additional Golden Corral restaurants (subsequently expanded to 22) by December 31, 2011. The terms of the Company’s prior agreements with Golden Corral Franchising Systems, Inc. called for 41 restaurants to be open by December 31, 2007. The new agreement brings the total to 63 restaurants to be open by December 31, 2011. With 30 restaurants in operation as of May 29, 2005, the Company is approximately at the half way point toward meeting this objective. The new agreement expands the range of the Golden Corral network, including entry into the states of Pennsylvania, West Virginia and Michigan.

The Company continued to deliver consistent growth in Fiscal 2005. Record revenue of $279,247,000, $259,701,000, and $233,678,000 was achieved in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. Fiscal 2005’s revenue represented a 7.5 percent increase over Fiscal 2004 and a 19.5 percent increase over Fiscal 2003.

Record net earnings for Fiscal 2005 were $14,558,000, or diluted earnings per share (EPS) of $2.82. However, the results for Fiscal 2005 profited significantly from a $4,440,000 non-taxable life insurance benefit amounting to $.86 diluted EPS. Without the effect of the life insurance benefit, net earnings and diluted EPS for Fiscal 2005 were $10,118,000 and $1.96, respectively. Record net earnings for Fiscal 2004 were $10,529,000, or diluted EPS of $2.05, and net earnings in Fiscal 2003 were $9,778,000, or $1.95 diluted EPS.

The life insurance benefit resulted from filing death claims on several life insurance policies owned by the Company that insured the life of Jack C. Maier, Chairman of the Board and formerly President and Chief Executive Officer, who died in February 2005. The non-taxable $4,440,000 benefit, which is net of $500,000 that was paid to another beneficiary, was derived from subtracting the cash surrender value of the policies that was previously recorded in the balance sheet as “Net cash surrender value – life insurance policies,” from the aggregate proceeds of $9,659,000. The proceeds were used to reduce outstanding debt by $9,000,000.

Other events that had a noteworthy effect on the results for the Fiscal 2005 were:

•	Big Boy same store sales increased 1.3 percent in Fiscal 2005, marking the eighth consecutive year of achieving same store sales increases.

•	Golden Corral same store sales declined 6.0 percent in Fiscal 2005.

•	Higher Golden Corral food costs were experienced in Fiscal 2005 (see operating percentage table under “Results of Operations”).

•	$293,000 in lower costs to open new restaurants in Fiscal 2005 - $.04 higher diluted EPS compared with Fiscal 2004.

•	$346,000 in higher interest expense in Fiscal 2005 - $.05 lower diluted EPS compared with Fiscal 2004.

•	$433,000 was charged against operating profit in Fiscal 2005 to correct the Company’s accounting for leases to conform the recognition of rent expense to a straight-line basis over the term of lease, including applicable option periods and any “rent holidays.” The charge reduced diluted EPS by $.06.

•	$316,000 was charged against operating profit reflecting a change in timing for the recognition of payroll taxes and employee benefits. The charge reduced diluted EPS by $.04.

•	$334,000 in higher favorable self-insurance reserve adjustments in Fiscal 2005—$.04 higher diluted EPS compared with Fiscal 2004.

•	$280,000 in incremental costs to comply with the Sarbanes-Oxley Act of 2002, reducing diluted EPS by $.04.

All of the above items are discussed in greater detail in the discussion of Results of Operation that follows. The Company does not have any “off-balance sheet” arrangements or “special purpose entities.”

RESULTS OF OPERATION

Sales

The Company’s sales are primarily generated through the operation of Big Boy restaurants and Golden Corral restaurants. Big Boy sales also include wholesale sales from the Company’s commissary to restaurants licensed to other Big Boy operators and the sale of certain products to grocery stores. Changes in sales occur when new restaurants are opened and older restaurants are closed. Same store sales comparisons are a key metric that management uses in the operation of the business. Same store sales are affected by changes in customer counts and menu price increases. Sales reached record heights during each of fiscal years 2005, 2004 and 2003:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(in thousands)
Big Boy restaurants	$175,892	$171,255	$162,043
Wholesale sales to licensees	8,664	6,208	5,420
Other wholesale sales	820	890	849

Total Big Boy sales	185,376	178,353	168,312
Golden Corral sales	93,871	81,348	65,366

Consolidated restaurant sales	$279,247	$259,701	$233,678

A breakdown of changes in Big Boy same store sales by quarter follows:

Big Boy	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
Fiscal 2005	0.6%	3.2%	1.4%	(0.1)%	1.3%
Fiscal 2004	4.8%	5.1%	7.3%	1.5%	4.7%

Fiscal 2005 marked the eighth consecutive year that Big Boy same store sales increases have been achieved, which includes 29 of the last 31 quarters. Customer counts were lower throughout Fiscal 2005, with the largest decline of 2.0 percent occurring in the fourth quarter. For the year, customer counts were 1.4 percent lower than the prior year. Higher average guest checks driven by menu price increases were enough to offset the lower customer counts. The same store sales comparisons include average menu price increases of 1.0 percent, 1.6 percent, and 1.1 percent, respectively, during the third quarters of Fiscal 2005, Fiscal 2004 and Fiscal 2003. The first quarters of Fiscal 2005, Fiscal 2004 and Fiscal 2003 included average menu price increases of 1.5 percent, 1.1 percent, and 1 percent, respectively. Another price increase will be implemented in late summer 2005. Continued high gasoline prices throughout 2005 are believed to be one cause of the lower customer count, as the higher cost to fill up a tank leaves less money to spend on a restaurant meal.

The remainder of the Big Boy sales increases was achieved on the combination of more restaurants in operation and higher wholesale sales. Wholesale sales increased significantly in Fiscal 2005. The higher wholesale sales are attributed to a licensed operator of sixteen Big Boy restaurants in the Toledo, Ohio market that began purchasing food from the Company’s commissary.

The Company operated 88 Big Boy restaurants as of May 29, 2005, including one that opened in August 2004 and another that re-opened in September 2004 that had been closed for rebuilding since May 2004. One older, low volume Big Boy restaurant was closed in November 2004, and another store was temporarily closed for rebuilding in April 2005. Over the next twelve months one new store is planned, the rebuilding of the store closed in April will be completed, and another building will be constructed to relocate an existing operation caused by an eminent domain proceeding.

Golden Corral sales increases are the result of additional restaurants in operation:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
In operation at beginning of year	26	20	16
Opened during the year	4	6	4
In operation at end of year	30	26	20
Total sales weeks during year	1,466	1,202	975

Three Golden Corral restaurants were under construction as of May 29, 2005 and a fourth was started in early fiscal 2006. Scheduled openings for these stores are in June, August, October and November 2005. The June opening marked the Company’s first store in the state of Pennsylvania, and in November the first store in West Virginia will open. Two additional restaurants will begin construction during Fiscal 2006.

Golden Corral same store sales decreased 6.0 percent during Fiscal 2005. There have been seven consecutive quarters of Golden Corral same store sales declines. Higher average guest checks have not overcome the effect of the continuing decline in customer counts, which were down 10.0 percent for Fiscal 2005. While some of the declines can be traced to the “sister-store” effect of building additional restaurants in existing markets to achieve market penetration, management is actively seeking to identify and solve other factors that are apparently contributing to the decline. The last menu price increases were 1.8 percent in May 2005, 2.3 percent in May 2004, and 3.3 percent in November 2003. Customer count decreases by quarter in Fiscal 2005 were 10.9 percent in the First Quarter, and then 9.6 percent, 8.5 percent and 10.5 percent in the succeeding quarters. This pattern has not been halted in the first quarter of fiscal 2006.

A breakdown of Golden Corral same store sales by quarter follows:

Golden Corral	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
Fiscal 2005	(4.5)%	(5.9)%	(7.3)%	(10.6)%	(6.0)%
Fiscal 2004	6.6%	(2.4)%	(.8)%	(2.9)%	.3%

Following general industry practice, the same store sales comparisons include only those restaurants that were open for five full fiscal quarters prior to the start of the comparison periods. This removes possible misleading numbers that can be caused by the great influx of customers during the first several months of operation, sometimes called the “honeymoon” period of a new restaurant. Using this formula, twenty of the 30 restaurants were included in the annualized Fiscal 2005 same store sales calculation. The quarterly calculations for Fiscal 2005 included 20, 21, 22 and 24 stores, respectively, in the first, second, third and fourth quarters.

Gross Profit

Gross profit for the Big Boy segment includes commissary operations. Gross profit differs from restaurant level profit disclosed in Note G (Segment Information) as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is highlighted below.

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(in thousands)
Big Boy gross profit	$25,460	$25,082	$23,052
Golden Corral gross profit	4,788	4,664	4,527

Total gross profit by segment	$30,248	$29,746	$27,579

The percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows concerning cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	2005			2004			2003
	Total	BB	GC	Total	BB	GC	Total	BB	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and paper	35.3	33.1	39.7	34.2	31.9	39.2	32.7	30.6	38.2
Payroll and related	33.2	34.4	30.7	33.9	35.2	31.1	34.7	35.9	31.6
Other operating costs (including opening costs)	20.7	18.8	24.5	20.4	18.8	23.9	20.8	19.9	23.3
Gross profit	10.8	13.7	5.1	11.5	14.1	5.7	11.8	13.6	6.9

The higher food and paper cost percentages shown in the table for both Big Boy and Golden Corral for both Fiscal 2005 and Fiscal 2004 are the result of escalating commodity costs, especially beef, dairy and pork. Beef, in particular, continues to be a highly volatile market. Import and export restrictions can cause wide fluctuations in cost. The food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet.

The Company believes commodity prices will continue to rise for the foreseeable future and management is resolved to manage the business around that fact. Menu price hikes have helped to counter the effects of the higher cost of food to a certain degree, however, menu prices can not be raised high enough at once to offset the significant increases that have been seen on a wide range of products. The effect of commodity price increases is actively managed with changes to the Big Boy menu mix and effective selection of items served on the Golden Corral food bar.

The Company historically reviewed self-insured claims experience each quarter, with a comprehensive review performed during the first quarter of each year. At that time the reserves were usually reduced to more closely reflect claims experience. The Company has been able to significantly reduce its reserves in recent years because the combination of active management of claims and post accident drug testing has produced improved claims experience by lowering both the number of claims and the average cost per claim.

Because of these trends, the Company undertook a comprehensive review of claims experience during the Third Quarter of Fiscal 2005 and determined a favorable adjustment to the reserves of $349,000 was warranted. Comprehensive reviews are now conducted each quarter with adjustments to the reserves recorded as needed. An adjustment in the Fourth Quarter of Fiscal 2005 brought total favorable adjustments recorded in Fiscal 2005 to $1,044,000. Favorable adjustments included in Fiscal 2004 were $710,000 and in Fiscal 2003 they totaled $334,000.

Vigorous concentration by management to contain payroll costs resulted in a decline in payroll and related cost percentages in Fiscal 2005 for both the Big Boy and Golden Corral operating segment. When the benefit of the self-insured workers’ compensation reserve adjustments (discussed in the preceding paragraph) that were apportioned to payroll and related costs is excluded, all percentages still moved lower. These reductions were achieved in spite of higher costs for medical insurance and the continuing high charges for pension related costs. The Big Boy same store sales increases helped the Big Boy payroll percentages while average pay rates remained level with no appreciable change in hours worked during Fiscal 2005. Golden Corral’s percentages moved downward during Fiscal 2005 despite the decline in same store sales. The lower Golden Corral percentages were achieved with a significant reduction in the number of hours worked while pay rates were roughly even with last year. Increases in Big Boy revenues, control of labor hours at the Golden Corrals, and relatively flat labor rates were also primary causes of the reduction in labor costs between Fiscal 2004 and Fiscal 2003.

Although congressional efforts continually mount to raise the federal minimum wage, the Company believes that it is unlikely that Federal legislation to do so will be enacted in the near term. However, if such legislation were enacted, the Company would counter the effects with higher menu prices, together with tighter payroll standards and a reduction in the number of hours that employees would be permitted to work. New overtime rules initiated by the U.S. Department of Labor went into effect in August 2004. The new rules had a negligible impact on the Company.

Escalating pension costs have been experienced the past three years, as a result of poor returns during the first part of the current decade on equity investments held by the Company’s defined benefit pension plans. Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 132(R)) was $1,951,000, $2,032,000 and $1,316,000 respectively, in Fiscal 2005, Fiscal 2004 and Fiscal 2003. The expected long term rate of return on plan assets used to compute pension cost has remained at 8.5 percent despite poor returns cited above, as the return assumptions are based on long term objectives. The weighted average discount rate used in the actuarial assumptions for projected benefit obligations was reduced to 6.0 percent for Fiscal 2005, and the rate of compensation increase for projected benefit obligations was reduced to 4.5 percent. Company contributions to these plans were $1,829,000, $2,185,000, and $785,000 respectively, during Fiscal 2005, Fiscal 2004 and Fiscal 2003. Contributions in Fiscal 2005 include $304,000 from the previous year and do not include $703,000 that will be contributed to the plans after May 29, 2005.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. Most of these expenses tend to be more fixed in nature, and same store sales increases cause these costs to be a lower percentage of sales, as reflected in the above table for Big Boy. The Big Boy percentages for Fiscal 2004 and Fiscal 2005 were lower than Fiscal 2003 due to the same store sales increase in both years, combined with certain write-offs recorded in Fiscal 2003 for the cost of abandoning design plans for an earlier Big Boy prototype building. Opening costs had a significant impact on the percentages as well. Charges for Big Boy restaurants for fiscal years 2005, 2004 and 2003 were $265,000, $368,000, and $85,000 respectively. Golden Corral opening costs for fiscal years 2005, 2004 and 2003 were $1,222,000, $1,412,000, and $864,000 respectively.

Operating expense in Fiscal 2005 was also adversely impacted by a $433,000 charge to correct the Company’s accounting for leases to conform the recognition of rent expense on a straight-line basis over the term of the lease, including any option periods considered to be part of the lease term, as lease terms are defined by Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. SFAS 13 also defines the term of the lease as including the period of time when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while a restaurant is being built on leased land. A total of $182,000 in under accrued “rent holidays” was capitalized during Fiscal 2005 in conforming the recognition of rent to SFAS 13. A number of restaurant chains, retailers, and similar companies utilizing leased facilities have recently recorded similar charges for lease accounting issues. This charge reduced diluted EPS by $.06.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit, while franchise fees and other revenue is added to it. Gains and losses on sale of assets are then respectively added or subtracted.

Administrative and advertising expense increased $1,176,000 during Fiscal 2005, or 9.2 percent compared to Fiscal 2004. These costs increased $631,000 or 5.2 percent between Fiscal 2004 and Fiscal 2003. The largest component of the increase in all three years is higher spending for advertising and marketing programs that is proportionate with higher sales levels, reflecting the Company’s long standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing. Advertising expense was $6,443,000, $6,065,000, and $5,377,000 in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. Also having an impact on administrative and advertising expense for Fiscal 2005 are $280,000 in costs to comply with Section 404 of the Sarbanes Oxley Act, principally related to higher external auditing fees. Other factors contributing to the higher expense for Fiscal 2005 included increased litigation costs and a one time charge to recognize an obligation to an environmental remediation plan on a piece of property the Company no longer owns.

Revenue from franchise fees is based on sales of Big Boy restaurants that are franchised to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants. As of May 29, 2005, 28 Big Boy restaurants had been franchised to others. Other revenue also includes certain other fees from franchisees along with miscellaneous rent and investment income.

Gains and losses on sale of assets consist of transactions involving real property and sometimes may include restaurant equipment that is sold together with real property as a package when closed restaurants are sold. Gains and losses reported on this line do not include abandonment losses that often arise when certain equipment is replaced before it reaches the end of its expected life. Abandonment losses are instead reported in other operating costs. Amounts reported for Fiscal 2005 and Fiscal 2004 primarily represent gains from the sale of undeveloped land. The $145,000 gain recorded in Fiscal 2003 was from the sale of a Big Boy restaurant that was permanently closed in fiscal 2001.

Results for Fiscal 2003 were favorably affected by a gain on the early termination of a lease amounting to $666,000 that resulted from the disposition of a former Big Boy restaurant. The credit reflected the over estimation of lease charges recorded when the restaurant was permanently closed in fiscal 2001.

No impairments of assets were recorded in during any of the three years ended May 29, 2005.

Other Expense (Income)

Interest expense increased $346,000 in Fiscal 2005, or 14.0 percent higher than Fiscal 2004. The increase was caused by the combination of higher debt levels for most of the year, higher interest rates and lower levels of capitalized interest. Life insurance proceeds were used to retire $9,000,000 of outstanding debt in March 2005, providing some relief in interest expense in the fourth quarter of the year. Interest expense in Fiscal 2004 decreased $326,000 or 11.6 percent from Fiscal 2003. Accounting for much of the change is the effect of interest required to be capitalized, which was $294,000 in Fiscal 2004 and $117,000 in Fiscal 2003. Capitalized interest in Fiscal 2005 was $133,000. Reduction in the weighted average fixed interest rate also caused a portion of the decrease between Fiscal 2004 and Fiscal 2003.

In addition to interest expense, the $4,440,000 non-taxable life insurance benefit is classified as other expense (income), and is not included in the determination of operating profit.

Income tax expense as a percentage of pre-tax earnings was 24.9 percent in Fiscal 2005, 33.3 percent in Fiscal 2004, and 33.5 percent in Fiscal 2003. The Fiscal 2005 income tax expense percentage was favorably affected by the $4,440,000 gain from non taxable life insurance benefit. The effective rate for Fiscal 2005 would have been 32.3 percent without the advantage of the non taxable life insurance benefit. The effective rates have been kept consistently low through the Company’s use of available tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. To a lesser degree, the Company also uses the federal Work Opportunity Tax Credit (WOTC).

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds

Sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all sales to restaurant customers are received in cash or are settled by credit cards. Net earnings plus depreciation provide the primary source of cash provided by operating activities. Other sources of cash may include borrowing against the Company’s credit lines, proceeds from employees’ exercising of stock options and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

As of May 29, 2005

		Payments due by period (in thousands)						more than 5 years
		Total	year 1	year 2	year 3	year 4	year 5
	Long-term debt	37,168	7,598	9,363	9,726	5,161	2,780	2,540
	Rent due under capital lease obligations	4,532	883	657	2,601	119	97	175
1.	Rent due under operating leases	25,355	1,757	1,728	1,725	1,673	1,534	16,938
2.	Unconditional purchase obligations	10,299	10,299	—	—	—	—	—
3.	Other long-term obligations	2,204	214	217	220	223	226	1,104
	Total contractual cash obligations	79,558	20,751	11,965	14,272	7,176	4,637	20,757

1.	Not included in the table is a contingent liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

Operating leases include option periods considered to be part of the lease term under SFAS 13, as amended.

2.	Primarily consists of commitments for capital projects plus certain food and beverage items.
3.	Deferred compensation liability.

The working capital deficit was $21,180,000 as of May 29, 2005. The deficit was $20,561,000 as of May 30, 2004. The working capital deficit is likely to continue increasing over the next few years at a modest, manageable pace as construction debt is prudently increased to supplement the use of internally generated cash to finance expansion plans. Including draws since May 30, 2005, $5,500,000 remains available to be drawn upon a Construction Draw Credit Facility before it is scheduled to expire on September 1, 2006, unless extended. Additionally, a $5,000,000 working capital revolving line of credit (currently unused) is readily available if needed.

Operating Activities

Operating cash flows were $21,713,000 in Fiscal 2005, $5,846,000 lower than Fiscal 2004 and $911,000 below Fiscal 2003. The fiscal 2005 decrease is attributable to normal changes in assets and liabilities. However, management believes a better, more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus depreciation. Eliminating the life insurance benefit, this method yielded $22,246,000 in cash flows for Fiscal 2005, an increase of $402,000 above Fiscal 2004 and $1,463,000 higher than Fiscal 2003.

Investing Activities

Capital spending is the principal component of investing activities. Capital spending was $24,123,000 during Fiscal 2005, a decrease of $5,903,000 from Fiscal 2004. This year’s capital spending includes $14,447,000 for Golden Corral restaurants, principally for new restaurant construction and site acquisitions, plus the costs to remodel five of the original restaurants constructed in 1999 and 2000. Big Boy capital expenditures were $9,676,000 in Fiscal 2005, consisting of new restaurant construction, remodeling existing restaurants, routine equipment replacements and other capital outlays.

Claims for life insurance benefits totaling $9,659,000 (less $500,000 paid to another beneficiary) associated with the death of the Company’s Chairman of the Board were settled in full during Fiscal 2005. Proceeds from the sale of property amounting to $225,000 are also included in investing activities for Fiscal 2005.

Investing activities for Fiscal 2004 includes the recovery of $1,700,000 received in settlement of certain litigation relating to defective construction of a Golden Corral restaurant. The settlement was with the architect and the architect’s structural engineering consultant. Receipt of the settlement funds was sufficient to recover all construction costs incurred, including the cost to raze the defective building. The Company continues to vigorously prosecute its claim exceeding $1,000,000 against the general contractor that built the building.

Financing Activities

Borrowing against credit lines amounted to $11,500,000 during Fiscal 2005. Another $1,500,000 was borrowed shortly after the year ended. Scheduled and other payments of long-term debt and capital lease obligations amounted to $16,339,000 during Fiscal 2005, including $9,000,000 that was paid with life insurance proceeds. Regular quarterly cash dividends paid to shareholders totaled $2,220,000. As the Company expects to continue its 45 year practice of paying regular quarterly cash dividends, the Board of Directors declared another $.11 per share dividend on June 7, 2005.

Proceeds of $312,000 were received from employees and directors who acquired 21,500 shares of the Company’s common stock through exercise of stock options. As of May 29, 2005, 370,000 shares remain outstanding under the 1993 Stock Option Plan, including 284,000 fully vested shares at a weighted average price per share of $17.04, and 6,200 shares were available to be optioned. Shareholders approved the 2003 Stock Option and Incentive Plan in October 2003. The maximum number of shares that the new Plan may issue is 800,000. As of May 29, 2005, 7,000 shares had been granted under the 2003 Stock Option and Incentive Plan, none of which has yet to vest.

The Company’s stock repurchase program expired October 7, 2004. It had authorized the repurchase of up to 500,000 shares of the Company’s common stock. No shares were acquired during the two-year life of the program, as the price at which shares of the Company’s common stock had been traded did not warrant utilization of the program.

Other Information

The Company reached a new development agreement with Golden Corral Franchising Systems, Inc. in July 2004. The new agreement added 21 Golden Corrals (subsequently expanded to 22) to the development schedule, bringing the total to 63 restaurants to be in operation by December 31, 2011. The development agreement, which had called for five restaurants to be opened each calendar year through December 2010 with the final four scheduled for 2011, was modified in June 2005 to permit the opening of only three restaurants in 2006. The Company asked for the modification in order to use cash flow and credit facilities in a debt neutral manner. In no way does the modification change the Company’s intention to complete the build out schedule by December 31, 2011.

As of May 29, 2005, 30 Golden Corral restaurants were in operation with three restaurants under construction. Costs remaining to complete construction of these three restaurants were estimated at $3,823,000 as of May 29, 2005. Construction of a fourth restaurant was started in June. On average, the cost to build and equip each Golden Corral restaurant is approximately $3,300,000, including land.

One Big Boy restaurant was under construction as of May 29, 2005 and is planned to open in August 2005. As of May 29, 2005, the estimated cost remaining to complete the project was $1,746,000. This building is a replacement building on a same site as the prior building. Two additional buildings are likely to be constructed during the next twelve months. One of the new buildings involves a relocation caused by a state highway project in Indiana, while the other involves a new restaurant. The approximate cost to build and equip a new Big Boy restaurant ranges from

$2,300,000 to $2,800,000, depending on land cost. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year at an average cost of $75,000 per restaurant. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Five of the 30 Golden Corral restaurants now in operation have been built on leased land. Three more Golden Corral ground leases have been entered into for restaurants to open respectively in June, October and November 2005. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended. As of May 29, 2005 the Company occupied 29 restaurants pursuant to leases, ten of which are capital leases pursuant to SFAS 13 “Accounting for Leases,” as amended.

In September 2004 the Company completed its plan to replace its headquarters legacy information system with an integrated enterprise system. The capitalized cost for this project was approximately $5,315,000, including approximately $763,000 for the capitalized value of employees’ time and capitalized interest.

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

Pension Plans

Pension plan accounting requires rate assumptions for future compensation increases and the long term return on plan assets. A discount rate is also applied to the calculations of net periodic pension cost and projected benefit obligations. An informal committee consisting of executives from the Finance Department and the Human Resources Department, with guidance provided by the Company’s actuarial consulting firm, develops these assumptions each year. The consulting firm also provides services in calculating estimated future obligations and net periodic pension cost. The plan assets are targeted to be invested 70 percent in equity securities, as these investments have historically provided the greatest long-term returns. The Company has used an 8.5 percent expected long-term rate of return on plan assets for many years, and will likely continue with that rate for the foreseeable future. Management believes that 8.5 percent is a fair rate over the long term, despite poor market performance in the early years of the current decade which has adversely impacted net periodic pension cost in recent years, after many years of steady, low costs.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company has no significant market risk exposure to interest rate changes as substantially all of its debt is currently financed with fixed interest rates. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. The Company does not use foreign currency.

Big Boy restaurants utilize centralized purchasing and food preparation through the Company’s commissary and food manufacturing plant. The Company believes the commissary operation ensures uniform product quality and safety, timeliness of distribution to restaurants and ultimately results in lower food and supply costs. The Commissary operation does not supply Golden Corral restaurants.

Food supplies are generally plentiful and may be obtained from any number of suppliers. Quality, timeliness of deliveries and price are the principal determinants of source. Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside the Company’s control, including import and export restrictions, supply versus demand, production and the impact of weather on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. The Company does not use financial instruments as a hedge against changes in commodity pricing.

Except for items such as fresh produce and dairy products that are purchased from any number of local suppliers, the Company currently purchases substantially all food, beverage and other menu items for use in its Golden Corral restaurants from the same approved vendor that Golden Corral Franchising Systems, Inc. (Franchisor) uses for its operations. Deliveries are made two or three times per week. Other vendors are available to provide products that meet the Franchisor’s specifications at comparable prices should the Company wish or need to make a change.

Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 29, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedure that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 29, 2005 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of May 29, 2005 based on the criteria in Internal Control - Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 29, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears herein.

July 22, 2005

/s/ Craig F. Maier
Craig F. Maier
President and Chief Executive Officer

/s/ Donald H. Walker
Donald H. Walker
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Frisch’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Frisch’s Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of May 29, 2005 and May 30, 2004 and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended May 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frisch’s Restaurants, Inc. and Subsidiaries as of May 29, 2005 and May 30, 2004, and the results of its operations and its cash flows for each of the three years in the period ended May 29, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Frisch’s Restaurants, Inc’s internal control over financial reporting as of May 29, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 22, 2005, expressed an unqualified opinion therein.

GRANT THORNTON LLP

Cincinnati, Ohio

July 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Frisch’s Restaurants, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Frisch’s Restaurants, Inc. (an Ohio Corporation) maintained effective internal control over financial reporting as of May 29, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Frisch’s Restaurants, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Frisch’s Restaurants, Inc. maintained effective internal control over financial reporting as of May 29, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Frisch’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 29,2005 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frisch’s Restaurants, Inc. as of May 29, 2005 and May 30, 2004, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 29, 2005 and our report dated July 22, 2005 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

Cincinnati, Ohio

July 22, 2005

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 29, 2005 and May 30, 2004

ASSETS

	2005	2004
Current Assets
Cash	$306,300	$294,410
Receivables
Trade	1,220,320	1,384,798
Other	169,655	381,090
Inventories	4,592,093	4,381,814
Prepaid expenses and sundry deposits	2,551,249	2,076,319
Prepaid and deferred income taxes	942,611	1,024,427

Total current assets	9,782,228	9,542,858

Property and Equipment
Land and improvements	56,830,344	50,250,328
Buildings	81,434,781	75,040,561
Equipment and fixtures	84,240,573	77,673,937
Leasehold improvements and buildings on leased land	21,590,570	19,751,361
Capitalized leases	7,131,603	7,388,580
Construction in progress	6,435,214	6,918,091

	257,663,085	237,022,858
Less accumulated depreciation and amortization	109,461,135	101,302,386

Net property and equipment	148,201,950	135,720,472

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,400,659	1,122,982
Investments in land	974,370	1,148,293
Property held for sale	1,857,244	1,160,785
Net cash surrender value-life insurance policies	—	4,600,873
Other	2,642,289	2,811,047

Total other assets	7,615,206	11,584,624

Total assets	$165,599,384	$156,847,954

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 29, 2005 and May 30, 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2005	2004
Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,598,182	$6,230,801
Obligations under capitalized leases	533,016	508,520
Self insurance	851,737	1,310,191
Accounts payable	12,799,147	13,380,257
Accrued expenses	8,763,971	8,238,293
Income taxes	416,125	436,265

Total current liabilities	30,962,178	30,104,327

Long-Term Obligations
Long-term debt	29,570,481	35,226,734
Obligations under capitalized leases	3,136,836	3,221,384
Self insurance	1,981,342	2,384,893
Deferred income taxes	4,195,867	3,540,082
Deferred compensation and other	3,583,120	2,903,974

Total long-term obligations	42,467,646	47,277,067

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued 7,505,176 and 7,490,845 shares - stated value - $1	7,505,176	7,490,845
Additional contributed capital	62,226,047	61,976,027

	69,731,223	69,466,872
Retained earnings	55,258,495	42,920,243

	124,989,718	112,387,115
Less cost of treasury stock (2,449,394 and 2,458,022 shares)	32,820,158	32,920,555

Total shareholders’ equity	92,169,560	79,466,560

Total liabilities and shareholders’ equity	$165,599,384	$156,847,954

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

Three years ended May 29, 2005

	2005	2004	2003
Sales	$279,247,122	$259,701,417	$233,678,454

Cost of sales
Food and paper	98,569,774	88,864,369	76,451,811
Payroll and related	92,628,815	88,060,486	81,003,758
Other operating costs	57,800,494	53,030,885	48,643,339

	248,999,083	229,955,740	206,098,908

Gross profit	30,248,039	29,745,677	27,579,546

Administrative and advertising	13,928,712	12,752,511	12,121,321
Franchise fees and other revenue	(1,351,967)	(1,222,103)	(1,232,391)
Gains on sale of assets	(86,921)	(40,964)	(144,858)
Gain on early termination of lease	—	—	(665,728)

Operating profit	17,758,215	18,256,233	17,501,202

Other expense (income)
Interest expense	2,820,449	2,474,449	2,799,959
Life insurance benefits in excess of cash surrender value	(4,440,000)	—	—

Earnings before income taxes	19,377,766	15,781,784	14,701,243

Income taxes
Current
Federal	4,226,844	3,562,572	2,984,895
Less tax credits	(785,855)	(642,146)	(486,258)
State and municipal	757,698	766,785	548,481
Deferred	621,110	1,565,563	1,876,530

Total income taxes	4,819,797	5,252,774	4,923,648

NET EARNINGS	$14,557,969	$10,529,010	$9,777,595

Earnings per share (EPS) of common stock:
Basic net earnings per share	$2.89	$2.11	$1.98

Diluted net earnings per share	$2.82	$2.05	$1.95

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Three years ended May 29, 2005

	2005	2004	2003
Cash flows provided by (used in) operating activities:
Net earnings	$14,557,969	$10,529,010	$9,777,595
Adjustments to reconcile net earnings to net cash from operating activities:
Life insurance benefit	(4,440,000)	—	—
Depreciation and amortization	12,115,649	10,967,456	10,973,014
Net loss on disposition of assets, including abandonments	12,380	347,513	698,403
(Gain) on early termination of lease	—	—	(665,728)

	22,245,998	21,843,979	20,783,284
Changes in assets and liabilities:
Accounts receivable	375,913	(489,132)	(108,509)
Inventories	(210,279)	(556,555)	(240,020)
Prepaid expenses and sundry deposits	(474,931)	543,105	(1,626,058)
Other assets	(776,917)	(837,346)	972,649
Prepaid and deferred income taxes-current	81,816	(70,325)	115,279
Deferred income taxes-long term	655,785	1,639,848	1,987,320
Accrued income taxes	(20,140)	80,583	21,126
Tax benefit from stock options exercised	74,499	366,469	109,379
Accounts payable	(581,110)	3,906,430	116,243
Accrued expenses	525,678	830,861	732,690
Self insured obligations	(862,005)	(186,048)	(414,320)
Other liabilities	679,146	487,093	175,296

	(532,545)	5,714,983	1,841,075

Net cash provided by operating activities	21,713,453	27,558,962	22,624,359
Cash flows (used in) provided by investing activities:
Additions to property and equipment	(24,123,183)	(30,026,204)	(21,544,202)
Proceeds from disposition of property	225,328	300,788	1,265,095
Proceeds from sale of franchise rights	168,981	156,464	144,874
Proceeds from life insurance benefits	9,159,173	—	—
Proceeds from construction litigation	—	1,700,000	—
Proceeds from surrender of life insurance policies	—	—	811,483
Change in other assets	(363,750)	(1,086,356)	(206,840)

Net cash (used in) investing activities	(14,933,451)	(28,955,308)	(19,529,590)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	11,500,000	7,500,000	4,000,000
Payment of long-term debt and capital lease obligations	(16,338,644)	(5,748,042)	(5,280,876)
Cash dividends paid	(2,219,717)	(2,099,541)	(1,774,417)
Proceeds from stock options exercised - new shares issued	219,436	824,465	392,017
Proceeds from stock options exercised - treasury shares re-issued	92,844	98,035	20,435
Other treasury shares re-issued	74,900	62,675	59,234
Treasury shares acquired	(30,491)	—	—
Employee stock purchase plan	(66,440)	(80,279)	(48,445)

Net cash (used in) provided by financing activities	(6,768,112)	557,313	(2,632,052)

Net (decrease) increase in cash and equivalents	11,890	(839,033)	462,717
Cash and equivalents at beginning of year	294,410	1,133,443	670,726

Cash and equivalents at end of year	$306,300	$294,410	$1,133,443

Supplemental disclosures:
Interest paid	$2,984,217	$2,853,865	$2,808,984
Income taxes paid	4,028,266	3,236,202	2,727,820
Income tax refunds received	429	—	33,291
Lease transactions capitalized	489,722	—	—

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three years ended May 29, 2005

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at June 2, 2002	$7,385,107	$60,496,396	$26,487,596	$(33,139,171)	$61,229,928
					—

Net earnings for the year	—	—	9,777,595	—	9,777,595
Stock options exercised - new shares issued	35,656	356,361	—	—	392,017
Stock options exercised - treasury shares re-issued	—	(6,351)	—	26,786	20,435
Tax benefit from stock options exercised	—	109,379	—	—	109,379
Other treasury shares re-issued	—	19,037	—	40,197	59,234
Employee stock purchase plan	—	(48,445)	—	—	(48,445)
Cash dividends paid - $.36 per share	—	—	(1,774,417)	—	(1,774,417)

Balance at June 1, 2003	7,420,763	60,926,377	34,490,774	(33,072,188)	69,765,726

Net earnings for the year	—	—	10,529,010	—	10,529,010
Stock options exercised - new shares issued	70,082	754,383	—	—	824,465
Stock options exercised - treasury shares re-issued	—	(9,103)	—	107,138	98,035
Tax benefit from stock options exercised	—	366,469	—	—	366,469
Other treasury shares re-issued	—	18,180	—	44,495	62,675
Employee stock purchase plan	—	(80,279)	—	—	(80,279)
Cash dividends paid - $.42 per share	—	—	(2,099,541)	—	(2,099,541)

Balance at May 30, 2004	7,490,845	61,976,027	42,920,243	(32,920,555)	79,466,560

Net earnings for the year	—	—	14,557,969	—	14,557,969
Stock options exercised - new shares issued	14,331	205,105	—	—	219,436
Stock options exercised - treasury shares re-issued	—	(3,109)	—	95,953	92,844
Tax benefit from stock options exercised	—	74,499	—	—	74,499
Other treasury shares re-issued	—	39,965	—	34,935	74,900
Treasury shares acquired	—	—	—	(30,491)	(30,491)
Employee stock purchase plan		(66,440)			(66,440)
Cash dividends paid - $.44 per share	—	—	(2,219,717)		(2,219,717)

Balance at May 29, 2005	$7,505,176	$62,226,047	$55,258,495	$(32,820,158)	$92,169,560

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29,2005

NOTE A – ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. (The Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All restaurants operated by the Company during the three years ended May 29, 2005 were located in various regions of Ohio, Kentucky and Indiana. Plans are in place to expand Golden Corral operations into certain parts of Pennsylvania (including one that opened in June 2005), West Virginia and Michigan.

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

Consolidation Practices

The accompanying consolidated financial statements include the accounts of Frisch’s Restaurants, Inc. and all of its subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years’ statements to conform to the current year presentation.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, an additional week is added to the fourth quarter, which results in a 53 week fiscal year. Each of the three years in the period ended May 29, 2005 was a 52 week year.

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

Significant estimates and assumptions are used to measure self insurance liabilities, deferred executive compensation obligations, net periodic pension cost and future pension obligations, the carrying values of property held for sale and for long-lived assets including property and equipment, goodwill and other intangible assets. The Company believes the application of estimates to its policies regarding the measurement of self insurance liabilities, net periodic pension cost and future pension obligations, and the carrying values of long-lived assets are critical accounting policies that require management’s most difficult, subjective or complex judgments.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amounts of $933,000 and $704,000 were included in accounts payable as of May 29, 2005 and May 30, 2004, respectively.

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 at May 29, 2005 and May 30, 2004. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Accounting for Rebates

Cash consideration received from certain food vendors is treated as a reduction of cost of sales and is recognized in the same period the Company sells the food.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from ten to 25 years for buildings or components thereof and five to ten years for equipment. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term as lease terms are defined in Statement of Financial Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for fiscal years 2005, 2004 and 2003 was $118,000, $199,000 and $112,000, respectively. Property betterments are capitalized while the cost of maintenance and repairs is expensed as incurred.

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of May 29, 2005 totaled approximately $5,569,000, consisting of $3,823,000 for three Golden Corral restaurants and $1,746,000 for one Big Boy restaurant. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

Certain surplus property is currently held for sale. All of the surplus property is stated at the lower of cost or market and is classified as “Property held for sale” in the consolidated balance sheet. Market values are generally determined by real estate brokers and/or the Company’s judgment.

Capitalized computer software is depreciated on the straight-line method over the estimated service lives, which range from three to ten years. The Company’s cost capitalization policy with respect to computer software complies with the American Institute of Certified Public Accountants’ Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The installation of an enterprise information system was completed in September 2004. Preliminary project stage costs were expensed as incurred in fiscal years 2002 and 2003. Software acquisition costs, installation, configuration, implementation and testing costs were capitalized during the application development stage. Included in the capitalization of the project were interest costs together with payroll and payroll related costs for certain employees who worked on the implementation. Capitalized interest for fiscal years 2005, 2004 and 2003 was $15,000, $95,000 and $5,000, respectively. The capitalized payroll and payroll related costs for fiscal years 2005, 2004 and 2003 were $96,000, $518,000 and $34,000 respectively. Net of accumulated depreciation, the capitalized cost of the enterprise information system was $4,608,000 as of May 29, 2005.

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

Two Big Boy restaurants were closed during fiscal 2001 because of cash flow losses, at which time non-cash pretax impairment charges of $1,575,000 were recorded, which included a write-off of future long-term lease obligations on one of the restaurants. Because the lease was terminated early in fiscal 2003, the remainder of the lease accrual was reversed resulting in $666,000 being credited to earnings. The other restaurant was sold for cash in fiscal 2003, which resulted in a $145,000 gain on the sale of assets.

Leases

Minimum scheduled payments on operating leases, including escalating rental payments, are recognized as rent expense on a straight-line basis over the term of the lease, including option periods considered to be part of the lease term, as defined by SFAS 13, as amended. The term of the lease also includes the period of time when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while the restaurant is being constructed on leased land. Rent is capitalized during construction of a restaurant. Contingent rentals, typically based on a percentage of restaurant sales in excess of a fixed amount, are expensed as incurred. The Company has not received leasehold incentives from landlords.

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

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of May 29, 2005 and May 30, 2004, the carrying amount of goodwill acquired in prior years was $741,000, which is net of $308,000 amortized in prior years.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $80,000 per year in each of the next five years for the 30 Golden Corral restaurants in operation as of May 29, 2005. Amortization for fiscal years 2005, 2004 and 2003 was $75,000, $61,000 and $49,000, respectively. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	2005	2004
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,200	$1,040
Less accumulated amortization	(249)	(174)

Carrying amount of Golden Corral initial franchise fees subject to amortization	951	866

Current portion of Golden Corral initial franchise fees subject to amortization	(83)	(69)
Golden Corral fees not yet subject to amortization	365	180
Other	168	146

Total other intangible assets	$1,401	$1,123

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

Advertising

Advertising costs are charged to expense as incurred. Advertising expense for fiscal years 2005, 2004 and 2003 was $6,443,000, $6,065,000 and $5,377,000, respectively.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for Golden Corral restaurants for fiscal years 2005, 2004 and 2003 were $1,222,000, $1,412,000 and $864,000, respectively. Opening costs for Big Boy restaurants for fiscal years 2005, 2004 and 2003 were $265,000, $368,000 and $85,000, respectively.

Benefit Plans

The Company has two qualified defined benefit pension plans covering all of its eligible employees. Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. (See Note F – Pension Plans). Hourly restaurant employees hired after December 31, 1998 are ineligible to enter the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan (the hourly plan) with a matching 40 percent employer cash contribution.

The executive officers and certain other “highly compensated employees” (HCE’s) have been disqualified from participation in the Company’s 401(k) savings plan (the salaried plan – 10 percent matching employer cash contribution). The non-qualified Frisch’s Executive Savings Plan (FESP) was established to provide a means by which the HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s salary into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first ten percent of salary deferred at a rate of ten percent for deferrals into mutual funds, while a fifteen percent match is added to the common stock option. Although the Company owns the mutual funds until the retirement of the participants, the funds are invested at the employees’ direction. The common stock is a “phantom investment,” which may be paid in actual shares or in cash upon retirement of the participants. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the balance sheet.

The Company also has an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that was originally intended to provide a supplemental retirement benefit to the HCE’s whose benefits under the qualified defined benefit pension plans were reduced when their compensation exceeded Internal Revenue Code imposed limitations or when elective salary deferrals were made to FESP. Beginning in 2000, HCE’s became ineligible to be credited with additional benefits for service under the qualified defined benefit pension plans and the SERP (interest continues to accrue), as they began receiving comparable pension benefits through a non-qualified Non Deferred Cash Balance Plan (Also see Note F – Pension Plans.)

Prepaid pension benefit costs (see Note F – Pension Plans) and FESP assets are the principal components of “Other long-term assets” in the balance sheet.

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. The Company has historically reviewed claims experience each quarter, with a more comprehensive review performed during the first quarter of each year that would typically result in adjustments to the self-insurance liabilities to more closely reflect annual claims experience. During the quarter ended March 6, 2005, the Company determined that a comprehensive review should be performed every quarter with the self-insurance liabilities being adjusted as needed based on claims experience.

Self-insurance reserves were lowered by $614,000, $710,000 and $334,000 respectively, during the first quarters of fiscal years 2005, 2004 and 2003. Insurance reserves were lowered further by $349,000 and $81,000, respectively, during the third and fourth quarters of fiscal 2005, bringing the total adjustment for fiscal year 2005 to $1,044,000.

A lower rate will be used in fiscal 2006 to accrue the initial self-insurance liability. The lower rate will be designed to reduce any adjustments that may be needed in future years by lowering the amount to which the reserve is initially built, reflecting the vast improvements in claims experience that has been achieved in recent years through active claims management and post accident drug testing.

Fair Value of Financial Instruments

With the exception of long-term debt (see Note B – Long-Term Debt), the carrying values of the Company’s financial instruments approximate fair value.

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes (see Note D – Income Taxes and Note I – Life Insurance Benefit).

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” No stock based employee compensation cost is included in net income, as all options granted during the fiscal years 2005, 2004 and 2003 had an exercise price equal to the market value of the stock on the date of the grant. In accordance with Statement of Financial Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure,” the following table presents the effect on net income and earnings per share had the Company accounted for stock options using the fair value recognition provisions of SFAS 123:

	2005	2004	2003
	(in thousands, except per share data)
Net earnings, as reported	$14,558	$10,529	$9,778
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	368	251	252

Pro forma net earnings	$14,190	$10,278	$9,526

Earnings per share
Basic – as reported	$2.89	$2.11	$1.98
Basic – pro forma	$2.81	$2.06	$1.93

Diluted – as reported	$2.82	$2.05	$1.95
Diluted – pro forma	$2.75	$2.00	$1.90

(a)	For a summary of options granted, refer to the stock option section of Note E – Capital Stock.

The estimated total stock-based employee compensation expense was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	1.61%	1.87%	1.87%
Expected volatility	29%	27%	28%
Risk free interest rate	3.82%	2.57%	3.67%
Expected lives	5 years	5 years	5 years
Weighted average fair value of options granted	$8.13	$4.32	$4.95

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” The revised SFAS 123 (SFAS 123(R)), “Share-Based Payment,” supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of stock options issued to be expensed. It is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which will be the Company’s fiscal year 2007 that begins May 29, 2006. The impact upon adoption should be similar to the pro forma information required by SFAS 148 that is disclosed in Note A – Accounting Policies.

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

The Company reviewed all significant newly issued accounting pronouncements, including Statements of Financial Accounting Standards Nos. 152 “Accounting for Real Estate Time Sharing Transactions” and 153 “Exchanges of Nonmonetary Assets,” and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future adoption. Statement of Accounting Standards No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued in May 2005, effective for fiscal years beginning after December 15, 2005. No immediate material impact is presently anticipated on the financial statements as a result its adoption.

NOTE B - LONG-TERM DEBT

	2005		2004
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$2,000	$—	$—
Term Loans	7,598	24,570	6,231	25,227
Revolving Credit Loan	—	—	—	—
Bullet Loan	—	3,000	—	10,000

	$7,598	$29,570	$6,231	$35,227

The portion payable after one year matures as follows:

	2005	2004
	(in thousands)
Period ending in 2006	$—	$6,664
2007	9,363	6,376
2008	9,726	15,684
2009	5,161	4,059
2010	2,780	1,616
2011	2,058	828
Subsequent to 2011	482	—

	$29,570	$35,227

The Construction Draw Facility is an unsecured draw credit line that provides for borrowing of up to $61,500,000 to construct and open Golden Corral restaurants. As of May 29, 2005, $7,000,000 remained available to be borrowed before the Facility expires on September 1, 2006, unless extended. It is subject to a ¼ percent unused commitment fee. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

Of $54,500,000 borrowed under the Facility as of May 29, 2005, $52,500,000 had been converted to Term Loans. Fixed interest rates have been chosen for all of the Term Loans, the weighted average of which is 6.11 percent. All of the Term Loans are being repaid in 84 equal monthly installments of principal and interest aggregating $780,000, expiring in various periods ranging from May 2006 through January 2012. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. As of May 29, 2005, the variable rate of interest on the $2,000,000 balance in the Construction Phase was 4.61 percent. Shortly after May 29, 2005, the Company borrowed an additional $1,500,000 under the Facility, leaving $5,500,000 available to be borrowed. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2006, unless extended.

The Company prepaid $7,000,000 on the Bullet Loan in the fourth quarter of fiscal 2005, reducing the balance to $3,000,000, which matures and is payable in one installment on December 31, 2007. The loan was converted during fiscal 2005 from variable rated interest to a fixed rate of 5.57 percent for the remainder of the term. The real property of six Golden Corral restaurants having an approximate book value of $12,975,000 as of May 29, 2005 is pledged as collateral for the loan.

A $5,000,000 unsecured Revolving Credit Loan is in place that is intended to fund temporary working capital needs. The loan, none of which was outstanding as of May 29, 2005, is subject to an out-of-debt period of 30 consecutive days each year. It matures on September 1, 2006, unless extended. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a ¼ percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. During fiscal 2005, the Company borrowed and repaid $2,000,000 under the Revolving Credit Loan.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of May 29, 2005. Compensating balances are not required by these loan agreements.

The fair values of any outstanding balances in the Construction Phase of the Construction Draw Facility or the Revolving Credit Loan approximate carrying value as of May 29, 2005 and May 30, 2004, as the current provisions of the loans call for variable rated interest. The fair value of the Bullet Loan also approximates fair value. The fair values of the fixed rate Term Loans shown in the following table are based on fixed rates that would be available for loans with identical terms and maturities, if borrowed at May 29, 2005 and May 30, 2004.

	2005		2004
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Construction Draw Facility Term Loans	32,169	31,715	31,458	31,822

NOTE C - LEASED PROPERTY

Although it is the Company’s policy to own its restaurant locations whenever possible, the Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of May 29, 2005, 29 restaurants were in operation on leased premises, ten of which are capital leases. Delivery equipment is also held under capitalized leases expiring during various periods through fiscal year 2013. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	2005	2004
	(in thousands)
Restaurant facilities	$5,967	$6,306
Equipment	1,165	1,083

	7,132	7,389
Less accumulated amortization	(5,841)	(6,116)

	$1,291	$1,273

As of May 29,2005, nineteen of the Company’s restaurant properties are occupied pursuant to operating leases, five of which are ground leases for Golden Corral restaurants. The Company is also obligated to three other Golden Corral ground leases for restaurants to open respectively in June, October and November 2005. In addition, the Company occupies office space under an operating lease that expires during 2013, with renewal options available through 2023. The Company has an option to purchase the office property in 2023.

The Company undertook a comprehensive review of its accounting for operating leases during fiscal 2005. The review determined that the Company had erred by not accounting for escalating rental payments on a straight-line basis over the terms of the applicable leases, including option periods considered to be part of the lease term under SFAS 13, as amended. In addition, rent had not been recognized for “rent holiday” periods that often occur during construction of buildings on leased land, when no rent is payable. As a result, the Company determined that its balance sheet had a $615,000 understatement for accrued rent, comprised of $433,000 of under accrued escalating rental payments and $182,000 for “rent holidays.” The impact on the Company’s financial statements was evaluated and it was determined that the errors were not material to any of the applicable prior periods. Thus, $433,000 was charged against earnings ($293,000 after tax) for the under accrued escalating rentals and $182,000 for under accrued “rent holidays” was capitalized (see Note A – Accounting Policies).

Rent expense under operating leases consists of:

	2005	2004	2003
	(in thousands)
Minimum rentals	$1,565	$1,423	$1,477
Contingent payments	55	47	38
Cumulative rent adjustment (discussed above)	433	—	—

	$2,053	$1,470	$1,515

Future minimum lease payments under capitalized leases and operating leases having an initial or remaining term of one year or more follow. Certain of the capitalized leases include residual value guarantees. Operating leases have been adjusted to include option periods considered to be part of the lease term under SFAS 13, as amended.

Fiscal year ending in:	Capitalized leases	Operating leases
	(in thousands)

2006	$883	$1,757
2007	657	1,728
2008	2,601	1,725
2009	119	1,673
2010	97	1,534
2011 to 2025	175	16,938

Total	4,532	$25,355

Amount representing interest	(862)

Present value of obligations	3,670
Portion due within one-year	(533)

Long-term obligations	$3,137

NOTE D – INCOME TAXES

The variations between the statutory Federal rate and the effective rate are summarized as follows:

	Percent of pretax earnings
	2005	2004	2003
Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(4.1)	(4.1)	(3.3)
State and municipal income taxes - Current and deferred (net of Federal tax benefit)	2.6	3.2	3.1
Life Insurance Benefit	(7.8)	—	—
Other	.2	.2	(.3)

Effective rate	24.9	33.3	33.5

The effective tax rate for 2005 would have been 32.3 percent without the advantage of the non taxable life insurance benefit.

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax asset (liability) were as follows:

	2005	2004
	(in thousands)
Deferred compensation	$935	$861
Compensated absences	808	780
Self insurance	932	1,153
Impairment of assets/property write-downs	130	143
Lease transactions	232	—
Other	15	18

Total deferred tax assets	3,052	2,955

Depreciation	(4,590)	(3,925)
Pension contributions	(1,203)	(1,109)
Other	(636)	(670)

Total deferred tax liabilities	(6,429)	(5,704)

Net deferred tax liability	$(3,377)	$(2,749)

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

Options to purchase 7,000 shares were granted in October 2004. As of May 29, 2005, no other awards (meaning any form of stock option, stock appreciation right, restricted stock award, unrestricted stock award or performance award) had been granted under the 2003 Stock Option and Incentive Plan.

Other Stock Option Plans

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. As of May 29, 2005, 6,204 shares remained available to be optioned. Of the 556,224 cumulative shares optioned to date, 369,577 remain outstanding as of May 29, 2005, 211,478 of which belong to the President and Chief Executive Officer.

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

The 1984 Stock Option Plan expired May 8, 1994. The final 14,090 outstanding options expired in June 2003, ten years from the date originally granted.

The changes in outstanding and exercisable options involving all Plans are summarized below:

	2005		2004		2003
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share
Outstanding at beginning of year	319,993	$15.97	321,665	$13.96	284,220	$12.08
Granted during the year	81,000	$29.37	91,000	$19.28	90,500	$19.16
Exercised during the year	(21,497)	$14.53	(78,082)	$11.73	(37,656)	$11.06
Expired during the year	—	—	(14,090)	$14.38	(14,398)	$17.05
Forfeited during the year	(2,919)	$20.83	(500)	$17.17	(1,001)	$15.65

Outstanding at end of year	376,577	$18.90	319,993	$15.97	321,665	$13.96

Exercisable at beginning of year	227,314	$14.94	233,156	$13.21	209,131	$12.14

Exercisable at end of year	283,903	$17.04	227,314	$14.94	233,156	$13.21

Stock options outstanding and exercisable as of May 29, 2005 for all Plans:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	72,647	$10.62	4.86 years
$13.01 to $18.00	59,920	$13.73	6.05 years
$18.01 to $24.20	164,010	$19.36	7.55 years
$24.21 to $30.13	80,000	$29.36	9.04 years

$ 8.31 to $30.13	376,577	$18.90	7.11 years

Exercisable:
$ 8.31 to $13.00	72,647	$10.62	—
$13.01 to $18.00	59,920	$13.73	—
$18.01 to $24.20	121,336	$19.53	—
$24.21 to $30.13	30,000	$29.18	—

$ 8.31 to $30.13	283,903	$17.04	—

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. Through April 30, 2005, (latest available data), 104,744 shares had been purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2005, the custodian held 40,676 shares on behalf of employees.

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Executive Savings Plan (see Note A – Accounting Policies) when it was established in 1993. As of May 29, 2005, 49,374 shares remained in the reserve, including 8,325 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of May 29, 2005, the Company’s treasury held 2,449,394 shares of the Company’s common stock. From September 1998 through January 2002, 1,135,286 shares of the Company’s common stock were repurchased at a cost of $12,162,000 pursuant to repurchase programs authorized by the Company’s Board of Directors. No shares were repurchased under the two-year authorization that expired October 7, 2004.

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

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
May 29, 2005	5,044,600	$2.89	112,251	5,156,851	$2.82
May 30, 2004	4,998,819	2.11	136,892	5,135,711	2.05
June 1, 2003	4,930,171	1.98	92,922	5,023,093	1.95

Stock options to purchase 80,000 shares in the year ended May 29, 2005 and 83,000 shares in the year ended June 1, 2003 were excluded from the calculation of diluted EPS because the effect was anti-dilutive. There was no anti-dilutive effect for the year ended May 30, 2004.

NOTE F - PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The Company does not sponsor post retirement health care benefits. All three retirement plans are summarized in the following tables that show change in benefit obligations, change in plan assets, reconciliation of funded status, amounts recognized in the Company’s balance sheet, net periodic pension cost components and weighted average assumptions.

	(in thousands)
	2005	2004
Change in benefit obligation
Projected benefit obligation at beginning of year	$22,993	$20,725
Service cost	1,861	1,768
Interest cost	1,487	1,329
Actuarial loss (gain)	830	(40)
Benefits paid	(911)	(789)

Projected benefit obligation at end of year	$26,260	$22,993

	(in thousands)
	2005	2004
Change in the plans’ assets
Fair value of plan assets at beginning of year	$21,655	$18,628
Actual return on plan assets	1,434	1,824
Employer contributions (a)	1,829	2,185
Benefits paid, plus expenses	(1,093)	(982)

Fair value of plan assets at end of year	$23,825	$21,655

(a)	Employer contributions shown for 2005 include $304,000 from the previous year and do not include $703,000 that will be contributed to the plans after May 29, 2005. Employer contributions shown for 2004 include $185,000 from the previous year and do not include $304,000 that was contributed to the plans after May 30, 2004.

	(in thousands)
	2005	2004
Reconciliation of funded status
Funded status	$(2,435)	$(1,338)
Unrecognized net actuarial loss	5,093	4,047
Unrecognized prior service cost	178	248

Net prepaid retirement plan cost recognized at end of year	$2,836	$2,957

	(in thousands)
	2005	2004
Amounts recognized in the Company’s balance sheet
Prepaid benefit cost	$2,939	$3,034
Accrued benefit cost	(211)	(171)
Intangible asset	108	94

Net prepaid retirement plan cost recognized at end of year	$2,836	$2,957

	(in thousands)
	2005	2004	2003
Net periodic pension cost components
Service cost	$1,861	$1,768	$1,408
Interest cost	1,487	1,329	1,165
Expected return on plan assets	(1,863)	(1,580)	(1,476)
Amortization of prior service cost	70	70	70
Recognized net actuarial loss	396	445	149

Net periodic pension cost	$1,951	$2,032	$1,316

The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets are summarized for all three retirement plans in the following table:

	(in thousands)
	2005	2004
Projected benefit obligation at end of year	$26,260	$22,993
Accumulated benefit obligation at end of year	21,409	17,977
Fair value of plan assets at end of year	23,825	21,655

	2005	2004	2003
Weighted average assumptions
Discount rate - net periodic pension cost	6.50%	6.50%	6.50%
Discount rate - projected benefit obligation	6.00%	6.50%	6.50%
Rate of compensation increase - net periodic pension cost	5.00%	5.00%	5.00%
Rate of compensation increase - projected benefit obligation	4.50%	5.00%	5.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

The expected long term rate of return on plan assets is based on the target asset allocation for plan assets, long term capital market forecasts and historical long term return patterns. Despite poor market performance in the early years of the current decade, the target asset mix for the plans has historically returned in excess of 8.5 percent.

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

Target and actual pension plan assets are summarized as follows:

		Actual Allocations
	Target	2005	2004
Asset Category
Equity securities	70%	68%	65%
Fixed income	25%	31%	33%
Cash equivalents	5%	1%	2%

Total	100%	100%	100%

The Company anticipates making contributions to the two qualified defined benefit plans equal to the minimum required for the plans’ year ending May 31, 2006, currently estimated at $1,940,000. As noted above, as of May 29, 2005, $703,000 remains to be contributed to the plans for fiscal 2005. For the SERP, contributions are made as participants retire in the amount of the participants’ actual benefit payment.

The following estimated future benefit payments for all three plans, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(in thousands)
2006	$552
2007	1,420
2008	795
2009	873
2010	1,111
2011-2015	7,141

Compensation expense (not included in the above tables) relating to the Non Deferred Cash Balance Plan (see Note A – Accounting Policies) is equal to the amounts contributed to the Plan - $521,000 in fiscal 2005, $489,000 in fiscal 2004 and $415,000 in fiscal 2003.

The Company also sponsors two 401(k) plans and a non-qualified Executive Savings Plan for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Note A – Accounting Policies). In fiscal years 2005, 2004 and 2003, matching contributions to the 401(k) plans amounted to $163,000, $157,000 and $157,000, respectively, while matching contributions to the Executive Savings Plan were $20,000, $15,000 and $14,000, respectively over the same fiscal years.

NOTE G – SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	2005	2004	2003
	(in thousands)
Sales
Big Boy	$185,377	$178,353	$168,312
Golden Corral	93,870	81,348	65,366

	$279,247	$259,701	$233,678

Earnings before income taxes
Big Boy	$21,319	$21,141	$19,035
Opening expense	(265)	(368)	(85)

Total Big Boy	21,054	20,773	18,950

Golden Corral	3,973	4,319	4,116
Opening expense	(1,222)	(1,412)	(864)

Total Golden Corral	2,751	2,907	3,252

Total restaurant level profit	23,805	23,680	22,202

Administrative expense	(7,486)	(6,687)	(6,744)
Franchise fees and other revenue	1,352	1,222	1,232
Gains on asset sales	87	41	145
Gain on early lease termination	—	—	666

Operating Profit	17,758	18,256	17,501

Interest expense	(2,820)	(2,474)	(2,800)
Life insurance benefit	4,440	—	—

Total other (expense) income	1,620	(2,474)	(2,800)

	$19,378	$15,782	$14,701

Depreciation and amortization
Big Boy	$7,514	$7,206	$8,040
Golden Corral	4,602	3,761	2,933

	$12,116	$10,967	$10,973

Capital expenditures
Big Boy	$9,676	$12,146	$7,813
Golden Corral	14,447	17,880	13,731

	$24,123	$30,026	$21,544

Identifiable assets
Big Boy	$83,077	$84,680	$77,564
Golden Corral	82,522	72,168	61,072

	$165,599	$156,848	$138,636

NOTE H – CONTINGENCIES

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

On August 29, 2002, the Company filed a separate lawsuit against the architect that designed the defective building alleging negligent design and claiming damages, lost profits, interest and costs exceeding $2,500,000. In July 2003, the Company resolved all claims, counterclaims and cross claims against the trial court defendants, including the architect and the architect’s structural engineering consultant. The defendants agreed to pay the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full and the case was dismissed.

The Company is also subject to various claims in the ordinary course of business. The Company does not believe that any ultimate liability for such claims will have a material impact on its earnings, cash flows or financial position.

Other

The Company is contingently liable for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

As of May 29,2005, the Company has two outstanding letters of credit totaling $164,000 in support of its self-insurance program. (See Note A – Accounting Policies.) The Company also has an outstanding letter of credit for $162,000 in support of an environmental remediation plan on land the Company no longer owns. There are no other outstanding letters of credit issued by the Company.

NOTE I – LIFE INSURANCE BENEFIT

The Company held life insurance policies on the Chairman of the Board of Directors (formerly President and Chief Executive Officer of the Company), who died on February 2, 2005. As the primary beneficiary of the policies, the Company filed claims for death benefits that amounted to $9,659,000. Estimates of the cash surrender value of these policies totaling $4,719,000 were previously recorded in the balance sheet as “Net cash surrender value-life insurance policies.” The excess of the proceeds over the cash surrender value amounted to $4,440,000, which is net of $500,000 that was paid to another beneficiary (See Note J – Related Party Transactions), was recorded in earnings as a non-taxable benefit during the third quarter of fiscal 2005. All of the death benefit proceeds aggregating $9,659,000 have been collected in full.

NOTE J - RELATED PARTY TRANSACTIONS

A Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of another director of the Company pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary.

The total paid to the Company by these three restaurants amounted to $4,896,000, $4,459,000 and $4,204,000 respectively, in fiscal years 2005, 2004 and 2003. The amount owed to the Company from these restaurants was $106,000 and $116,000 respectively, as of May 29, 2005 and May 30, 2004. Amounts due are always settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

One of the life insurance policies that the Company held on the Chairman of the Board (see Note I – Life Insurance Benefit) was a split dollar policy providing for the sum of $500,000 to be paid to the Chairman’s widow, who is also a director of the Company.

The Chairman of the Board had an employment agreement that had a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, which is to be adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index. The present value of the obligation has been historically reflected in the balance sheet as a long term obligation under the caption “Deferred compensation and other.” As of May 29, 2005, the current portion of the obligation was included in current liabilities, as monthly payments of $17,838 to the Chairman’s widow commenced on March 1, 2005.

QUARTERLY RESULTS (UNAUDITED)

	Year Ended May 29, 2005				Year Ended May 30, 2004
	(in thousands, except per share data)				(in thousands, except per share data)
	Sales	Operating profit	Net earnings	Diluted net earnings per share	Sales	Operating profit	Net earnings	Diluted net earnings per share
1st Quarter	$84,062	$5,199	$2,899	$.56	$77,037	$5,793	$3,288	$.65
2nd Quarter	66,747	5,065	2,744.53		60,091	4,359	2,411.47
3rd Quarter	62,799	3,210	6,143	1.19	59,362	3,994	2,216.43
4th Quarter	65,639	4,284	2,772.54		63,211	4,110	2,614.51

Total	$279,247	$17,758	$14,558	$2.82	$259,701	$18,256	$10,529	$2.05

The first quarter of each year contained sixteen weeks, while the last three quarters each contained twelve weeks.

Net earnings for the third quarter of fiscal 2005 included a non taxable life insurance benefit of $4,400,000.

Favorable adjustments resulting from lower than anticipated claims in the Company’s self insured casualty insurance program were included in net earnings as shown below:

Net earnings for the first quarters of fiscal 2005 and fiscal 2004 included favorable adjustments of $415,000 and $460,000 respectively, resulting from lower than anticipated claims in the Company’s self insured insurance program. Beginning in the third quarter of fiscal 2005, a policy was initiated to adjust insurance reserves each quarter, as warranted.

The fourth quarters of fiscal 2005 and fiscal 2004 include credits to income tax expense of $300,000 and $270,000 respectively, to reflect the actual effective tax rate for the years.

Quarterly earnings per share amounts for fiscal 2004 do not sum to the earnings per share for the year due to changes throughout the year in the diluted weighted average shares outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during the year ended May 29, 2005.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures, as defined in Securities Exchange Act regulations 240.13a-15(e) and 240.15d-15(e) as May 29, 2005. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 29, 2005.

(b) Management’s annual report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting. The Company completed the second and final implementation phase of its enterprise information system in September 2004. Phase I of the implementation, which included new software modules for the General Ledger, Accounts Payable, Procurement, Inventory Control and Asset Management, was completed in April 2004. Phase II of the implementation incorporated Payroll and Human Resources modules into the system. Certain changes in the system of internal control were instituted to enhance the effectiveness of the system’s modules. There were no other significant changes in the Company’s internal control over financial reporting during the fourth quarter ended May 29, 2005 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

No reportable information under this item.

PART III

(Items 10 through 13)

Item 10. Directors and Executive Officers of the Registrant

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item not otherwise disclosed below is incorporated by reference to the Registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

Equity Compensation Plan Information

as of May 29, 2005

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1993 Stock Option Plan	369,577	$18.78	6,204
2003 Stock Option and Incentive Plan	7,000	$25.40	793,000

Total	376,577	$18.90	799,204

Equity compensation plans not approved by security holders:
Executive Savings Plan (1)			49,374
Senior Executive Bonus Plan (2)
CEO Employment Agreement (3)
Total	376,577	$18.90	848,578

(1) Frisch’s Executive Savings Plan

The Frisch’s Executive Savings Plan (FESP) was established in November 1993, to provide a means for certain management employees who are disqualified from participating in the Frisch’s Employee 401(k) Savings Plan, to participate in a similarly designed non-qualified plan. Under the FESP, an eligible employee may choose to defer up to 25 percent of his or her salary which may be invested in mutual funds or in Common Stock of the Company. For employees who choose to invest in the Company’s Common Stock, the Company adds a fifteen percent matching contribution of Common Stock to the employee’s account, but only on the first ten percent of salary deferred. Upon an employee’s retirement, the Company has the option to issue to the employee the shares of Common Stock allocated to that employee or to pay to the employee the fair market value of the Common Stock allocated to him or her in cash. A total of 58,492 shares of Common Stock were reserved for issuance under the FESP when it was established in 1993. As of May 29, 2005, 49,374 shares remained in the reserve. During the year ended May 29, 2005, 983 shares of Common Stock were allocated to participants in the plan, bringing to 8,325 the number of shares of Common Stock allocated but not issued to active plan participants under the Plan.

(2) Senior Executive Bonus Plan

Under the Company’s Senior Executive Bonus Plan effective June 2, 2003, certain executive officers and other key employees are entitled to earn annual bonuses of up to 40 percent of their annual salary. Each employee’s bonus is determined by a formula that takes into account (1) the extent to which the individual’s performance goals established prior to the beginning of the fiscal year are met, and (2) the Company’s pre-tax consolidated earnings for the fiscal year, as a percentage of total revenue (adjusted to exclude certain revenue, if any, not related to the Company’s food service operations). No incentive bonus is paid to any eligible employees unless pre-tax consolidated earnings of the Company are at least four percent of revenues. In order to receive the maximum bonus permissible under the plan, an employee must fully meet his or her individual performance goals and pre-tax consolidated earnings of the Company must equal or exceed seven percent of revenues. Of the total bonus earned by each employee, ten percent is paid in shares of the Company’s Common Stock and the remainder is paid in cash. For the fiscal year ended May 29, 2005, 619 shares of Common Stock were issued to employees pursuant to the plan. If all eligible employees under the Senior Executive Bonus Plan had earned their maximum bonus during the year ended May 29, 2005, a total of 1,600 shares of Common Stock would have been issued.

(3) CEO Employment Agreement

Craig F. Maier, President and Chief Executive Officer, is employed by the Company pursuant to a three-year employment agreement effective June 2, 2003. The agreement provides that the Company will pay Mr. Maier incentive compensation for each fiscal year that the Company’s pre-tax earnings (before deducting his incentive compensation) equal or exceed four percent of the Company’s total revenue. The incentive compensation will be equal to (a) one and one half percent of the Company’s pre-tax earnings if in such year pre-tax earnings equal or exceed four percent (but are less than five percent) of the Company’s total revenue, and (b) an additional one percent of the Company’s pre-tax earnings if in such year the Company’s pre-tax earnings equal or exceed five percent of the Company’s total revenue. However, the incentive compensation will be reduced to the extent that the payment of the incentive compensation would reduce the Company’s pre-tax earnings to below four percent of the Company’s total revenue. Incentive compensation is paid 90 percent in cash and ten percent in Common Stock. For the fiscal year ended May 29, 2005, 1,452 shares of common stock were issued to Mr. Maier pursuant to the agreement.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a). List of documents filed as part of this report.

1. Consolidated Financial Statements

The following consolidated financial statements of the Registrant are contained in Part II, Item 8 of this Form 10-K.

Consolidated Balance Sheet – May 29, 2005 and May 30, 2004

Consolidated Statement of Earnings – Three fiscal years ended May 29, 2005

Consolidated Statement of Cash Flows – Three fiscal years ended May 29, 2005

Consolidated Statement of Shareholders’ Equity – Three fiscal years ended May 29, 2005

Notes to Consolidated Financial Statements – Three fiscal years ended May 29, 2005

Report of Independent Registered Public Accounting Firm (on Financial Statements)

Report of Independent Registered Public Accounting Firm (on Management’s Assessment of Internal Control over Financial Statements)

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

10 (c)1 First Amended and Restated Loan Agreement (Golden Corral Construction Facility) and Exhibit 10 (c)2 Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective October 15, 2004, filed as exhibits 10 (c)1 and 10 (c)2 to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, are incorporated herein by reference.

10 (d) Area Development Agreement, Termination Agreement and Addendum effective July 20, 2004 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit (10) (f) to the Registrant’s Form 10-K Annual Report for 2004, is incorporated herein by reference.

10 (e) Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000, filed as Exhibit (10) (d) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, is incorporated herein by reference. *

10 (f) Employment Agreement between the Registrant and Craig F. Maier effective June 2, 2003, filed as Exhibit 10 (h) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (g) Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (h) Second Amendment to the Frisch’s Executive Savings Plan effective July 28, 2004, filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference. *

10 (i) Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (j) Amendment No. 1 to Frisch’s Executive Retirement Plan effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference.*

10 (k) 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10 (l) Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock option and Incentive Plan, filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-k dated October 1, 2004, are incorporated herein by reference. *

10 (m) Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (n) Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (o) Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. *

10 (p) Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Paul F. McFarland, W. Gary King, Karen F. Maier, Ken C. Hull, Michael E. Conner, Todd M. Rion and certain other “highly compensated employees” (Grantors). *

10 (q) Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.*

*	denotes compensatory plan or agreement

14 Code of Ethics for Chief Executive Officer and Financial Professionals, filed as Exhibit 14 to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

17 Letter re director resignation

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

FRISCH’S RESTAURANTS, INC.
(Registrant)

By	/s/ Donald H. Walker	7/25/05
	Donald H. Walker	Date
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Daniel W. Geeding Daniel W. Geeding	Chairman of the Board Director	8/08/2005

/s/ Craig F. Maier Craig F. Maier	President and Chief Executive Officer Director	7/25/2005

/s/ Dale P. Brown Dale P. Brown	Director	7/30/2005

/s/ Lorrence T. Kellar Lorrence T. Kellar	Director	8/07/2005

/s/ Malcolm M. Knapp Malcolm M. Knapp	Director	8/07/2005

/s/ Blanche F. Maier Blanche F. Maier	Director	8/02/2005

/s/ Karen F. Maier Karen F. Maier	Director	8/09/2005

/s/ William A. Mauch William A. Mauch	Director	7/30/2005

/s/ William J. Reik, Jr. William J. Reik, Jr.	Director	8/02/2005