Form 10-Q
period 2005-09-18
FRISCHS RESTAURANTS INC
filed 2005-10-24
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR QUARTER ENDED SEPTEMBER 18, 2005	COMMISSION FILE NUMBER 001-7323

FRISCH’S RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

OHIO	31-0523213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Gilbert Avenue, Cincinnati, Ohio	45206
(Address of principal executive offices)	(Zip Code)

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

The total number of shares outstanding of the issuer’s no par common stock, as of September 23, 2005 was: 5,063,274

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Sixteen Weeks Ended
	September 18, 2005	September 19, 2004
Sales	$86,532,775	$84,062,163

Cost of sales
Food and paper	30,104,265	29,414,304
Payroll and related	28,672,122	27,992,646
Other operating costs	18,886,479	17,554,540

	77,662,866	74,961,490

Gross profit	8,869,909	9,100,673

Administrative and advertising	4,581,071	4,324,761
Franchise fees and other revenue	(372,343)	(422,855)

Operating profit	4,661,181	5,198,767

Interest expense	782,086	806,096

Earnings before income taxes	3,879,095	4,392,671

Income taxes	1,357,000	1,494,000

Net Earnings	$2,522,095	$2,898,671

Earnings per share (EPS) of common stock:
Basic net earnings per share	$.50	$.58

Diluted net earnings per share	$.49	$.56

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	September 18, 2005	May 29, 2005
	(unaudited)
Current Assets
Cash	$314,885	$306,300
Trade Receivables	1,474,241	1,220,320
Other Receivables	179,441	169,655
Inventories	4,279,248	4,592,093
Prepaid expenses and sundry deposits	3,360,995	2,551,249
Prepaid and deferred income taxes	943,000	942,611

Total current assets	10,551,810	9,782,228

Property and Equipment
Land and improvements	60,605,232	56,830,344
Buildings	83,479,445	81,434,781
Equipment and fixtures	86,849,526	84,240,573
Leasehold improvements and buildings on leased land	22,814,781	21,590,570
Capitalized leases	7,131,603	7,131,603
Construction in progress	3,554,835	6,435,214

	264,435,422	257,663,085
Less accumulated depreciation and amortization	112,005,444	109,461,135

Net property and equipment	152,429,978	148,201,950

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,436,236	1,400,659
Investments in land	1,006,390	974,370
Property held for sale	1,857,244	1,857,244
Other	2,577,712	2,642,289

Total other assets	7,618,226	7,615,206

Total assets	$170,600,014	$165,599,384

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 18, 2005	May 29, 2005
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$8,058,400	$7,598,182
Obligations under capitalized leases	487,801	533,016
Self insurance	866,215	851,737
Accounts payable	15,434,095	12,799,147
Accrued expenses	8,843,986	8,763,971
Income taxes	469,803	416,125

Total current liabilities	34,160,300	30,962,178

Long-Term Obligations
Long-term debt	29,638,788	29,570,481
Obligations under capitalized leases	3,053,150	3,136,836
Self insurance	1,946,320	1,981,342
Deferred income taxes	4,372,000	4,195,867
Deferred compensation and other	3,691,760	3,583,120

Total long-term obligations	42,702,018	42,467,646

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,510,597 and 7,505,176 shares - stated value - $1	7,510,597	7,505,176
Additional contributed capital	62,352,032	62,226,047

	69,862,629	69,731,223
Retained earnings	56,667,494	55,258,495

	126,530,123	124,989,718
Less cost of treasury stock (2,447,323 and 2,449,394 shares)	32,792,427	32,820,158

Total shareholders’ equity	93,737,696	92,169,560

Total liabilities and shareholders’ equity	$170,600,014	$165,599,384

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Sixteen weeks ended September 18, 2005 and September 19, 2004

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at May 30, 2004	$7,490,845	$61,976,027	$42,920,243	$(32,920,555)	$79,466,560
Net earnings for sixteen weeks	—	—	2,898,671	—	2,898,671
Stock options exercised - new shares issued	3,165	46,683	—	—	49,848
Stock options exercised - treasury shares re-issued	—	896	—	2,223	3,119
Tax benefit from stock options exercised	—	10,138	—	—	10,138
Other treasury shares re-issued	—	38,862	—	33,542	72,404
Cash dividends - $.22 per share	—	—	(1,108,034)	—	(1,108,034)

Balance at September 19, 2004	7,494,010	62,072,606	44,710,880	(32,884,790)	81,392,706
Net earnings for thirty-six weeks	—	—	11,659,298	—	11,659,298
Stock options exercised - new shares issued	11,166	158,422	—	—	169,588
Stock options exercised - treasury shares re-issued	—	(4,005)	—	93,730	89,725
Tax benefit from stock options exercised	—	64,361	—	—	64,361
Other treasury shares re-issued	—	1,103	—	1,393	2,496
Treasury shares acquired	—	—	—	(30,491)	(30,491)
Employee stock purchase plan	—	(66,440)	—	—	(66,440)
Cash dividends - $.22 per share	—	—	(1,111,683)	—	(1,111,683)

Balance at May 29, 2005	7,505,176	62,226,047	55,258,495	(32,820,158)	92,169,560
Net earnings for sixteen weeks	—	—	2,522,095	—	2,522,095
Stock options exercised - new shares issued	5,421	89,770	—	—	95,191
Tax benefit from stock options exercised	—	12,117	—	—	12,117
Other treasury shares re-issued	—	24,098	—	27,731	51,829
Cash dividends - $.22 per share	—	—	(1,113,096)	—	(1,113,096)

Balance at September 18, 2005	$7,510,597	$62,352,032	$56,667,494	($32,792,427)	$93,737,696

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Sixteen weeks ended September 18, 2005 and September 19, 2004

(unaudited)

	September 18, 2005	September 19, 2004
Cash flows provided by (used in) operating activities:
Net earnings	$2,522,095	$2,898,671
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	3,847,077	3,489,168
Loss on disposition of assets, including abandonments	23,528	57,445

	6,392,700	6,445,284
Changes in assets and liabilities:
Accounts receivable	(263,707)	(244,257)
Inventories	312,845	(88,642)
Prepaid expenses and sundry deposits	(809,746)	(474,003)
Other assets	79,452	(177,938)
Prepaid, accrued and deferred income taxes	229,422	508,982
Tax benefit from stock options exercised	12,117	10,138
Accounts payable	2,077,988	(94,794)
Accrued expenses	80,015	(1,118,270)
Self insured obligations	(20,544)	(401,915)
Other liabilities	108,640	108,929

	1,806,482	(1,971,770)

Net cash provided by operating activities	8,199,182	4,473,514
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(8,073,197)	(8,999,056)
Proceeds from disposition of property	—	10,057
Change in other assets	(107,909)	(138,055)

Net cash (used in) investing activities	(8,181,106)	(9,127,054)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	3,000,000	7,500,000
Payment of long-term debt and capital lease obligations	(2,600,375)	(2,155,145)
Cash dividends paid	(556,136)	(553,709)
Proceeds from stock options exercised - new shares issued	95,191	49,848
Proceeds from stock options exercised - treasury shares re-issued	—	3,119
Other treasury shares re-issued	51,829	72,404

Net cash (used in) provided by financing activities	(9,491)	4,916,517

Net increase in cash and equivalents	8,585	262,977
Cash and equivalents at beginning of year	306,300	294,410

Cash and equivalents at end of quarter	$314,885	$557,387

Supplemental disclosures:
Interest paid	$880,427	$911,684
Income taxes paid (net of refunds, if any)	1,115,461	974,880
Dividends declared but not paid	556,960	554,325
Lease transactions capitalized	—	537,777

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2006, Ended September 18, 2005

NOTE A – ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. (The Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All Big Boy restaurants are currently located in various regions of Ohio, Kentucky and Indiana. Golden Corral restaurants currently operate primarily in the greater metropolitan areas of Cincinnati, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania. Plans are in place to expand the Golden Corral operation into markets in Morgantown, West Virginia, Columbus, Ohio, northern Indiana and southern Michigan.

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

Significant estimates and assumptions are used to measure self insurance liabilities, deferred executive compensation obligations, net periodic pension cost and future pension obligations, the carrying values of property held for sale and for long-lived assets including property and equipment, goodwill and other intangible assets. Management believes the application of estimates to its policies regarding the measurement of self insurance liabilities, net periodic pension cost and future pension obligations, and the carrying values of long-lived assets are critical accounting policies that require management’s most difficult, subjective or complex judgments.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amounts of $321,000 and $933,000 were included in accounts payable as of September 18, 2005 and May 29, 2005, respectively.

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of September 18, 2005 and May 29, 2005. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Accounting for Rebates

Cash consideration received from certain food vendors is treated as a reduction of cost of sales and is recognized in the same period that the Company sells the food.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from ten to 25 years for buildings or components thereof and five to ten years for equipment. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term as lease terms are defined in Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for the sixteen weeks ended September 18, 2005 and September 19, 2004 was $57,000 and $25,000, respectively. Property betterments are capitalized while the cost of maintenance and repairs is expensed as incurred.

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of September 18, 2005 totaled approximately $2,199,000 for two Golden Corral restaurants. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

Certain surplus property is currently held for sale. All of the surplus property is stated at the lower of cost or market and is classified as “Property held for sale” in the consolidated balance sheet. Market values are generally determined by real estate brokers and/or management’s judgement.

Capitalized computer software is depreciated on the straight-line method over the estimated service lives, which range from three to ten years. The Company’s cost capitalization policy with respect to computer software complies with the American Institute of Certified Public Accountants’ Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The installation of an enterprise information system was completed in September 2004. Preliminary project stage costs were expensed as incurred in fiscal years 2002 and 2003. Software acquisition costs, installation, configuration, implementation and testing costs were capitalized during the application development stage. The capitalization of the project included interest costs together with payroll and payroll related costs for certain employees who worked on the implementation. Capitalized

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – ACCOUNTING POLICIES (CONTINUED)

interest for the sixteen weeks ended September 18, 2005 and September 19, 2004 was zero and $20,000, respectively. Capitalized payroll and payroll related costs for the sixteen weeks ended September 18, 2005 and September 19, 2004 were zero and $96,000, respectively. Net of accumulated depreciation, the capitalized cost of the enterprise information system was $4,249,000 and $4,400,000, respectively, as of September 18, 2005 and May 29, 2005.

Impairment of Assets

Under Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” management considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment. Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or the Company’s past experience in disposing of unprofitable restaurant properties.

No impairment losses were recognized during either of the sixteen weeks ended September 18, 2005 or September 19, 2004.

Leases

Minimum scheduled lease payments on operating leases, including escalating rental payments, are recognized as rent expense on a straight-line basis over the term of the lease, including option periods considered to be part of the lease term, as defined by SFAS 13, as amended. Contingent rentals, typically based on a percentage of restaurant sales in excess of a fixed amount, are expensed as incurred. SFAS 13 also requires rent to be recognized during that part of term of the lease when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while a restaurant is being constructed on leased land. Effective September 19, 2005, the recognition of rent during “rent holiday” periods will no longer be capitalized and will instead be charged to expense.

Restaurant Closing Costs

Any liabilities associated with exit or disposal activities are recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Obligations Associated with Disposal Activities.” SFAS 146 requires that liabilities be recognized for exit and disposal costs only when the liabilities are incurred, rather than upon the commitment to an exit or disposal plan. Its application has not materially impacted the Company’s financial statements in any of the periods presented.

Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” is applicable to legal obligations associated with the retirement of certain tangible long-lived assets. Its application has not materially impacted the Company’s financial statements in any of the periods presented.

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of September 18, 2005 and May 29, 2005, the carrying amount of goodwill acquired in prior years was $741,000, which is net of $308,000 amortized in prior years.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15 year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $85,000 per year in each of the next five years for the 32 Golden Corral restaurants in operation as of September 18, 2005. Amortization was $25,000 and $22,000 respectively, for the sixteen weeks ended September 18, 2005 and September 19, 2004. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	September 18, 2005	May 29, 2005
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,280	$1,200
Less accumulated amortization	(274)	(249)

Carrying amount of Golden Corral initial franchise fees subject to amortization	1,006	951
Current portion of Golden Corral initial franchise fees subject to amortization	(85)	(83)
Golden Corral fees not yet subject to amortization	355	365
Other intangible assets	160	168

Total other intangible assets	$1,436	$1,401

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

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred. Opening costs for the sixteen weeks ended September 18, 2005 and September 19, 2004 were $761,000 ($660,000 for Golden Corral and $101,000 for Big Boy) and $723,000 ($504,000 for Golden Corral and $219,000 for Big Boy), respectively.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Benefit Plans

The Company has two qualified defined benefit pension plans covering all of its eligible employees. Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. (See Note E – Pension Plans.) Hourly restaurant employees hired after December 31, 1998 are ineligible to participate in the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan (the hourly plan) with a matching 40 percent employer cash contribution.

The executive officers of the Company and certain other “highly compensated employees” (HCE’s) are disqualified from participation in the Company’s 401(k) savings plan (the salaried plan – ten percent matching employer cash contribution). A non-qualified savings plan – Frisch’s Executive Savings Plan (FESP) – provides a means by which HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s salary into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first ten percent of salary deferred at a rate of ten percent for deferrals into mutual funds, while a fifteen percent match is added to the common stock option. Although the Company owns the mutual funds until the retirement of the participants, the funds are invested at the direction of the participants. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the balance sheet.

The Company also has an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that was originally intended to provide a supplemental retirement benefit to the HCE’s whose benefits under the qualified defined benefit pension plans were reduced when their compensation exceeded Internal Revenue Code imposed limitations or when elective salary deferrals were made to FESP. In 2000, HCE’s became ineligible to be credited with additional benefits for service under the qualified defined benefit pension plans and the SERP (interest continues to accrue). Comparable pension benefits are provided through a non-qualified Non Deferred Cash Balance Plan. (See Note E – Pension Plans.)

Prepaid pension benefit costs (see Note E – Pension Plans) and FESP assets are the principal components of “Other long-term assets” in the balance sheet.

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Claims experience has historically been reviewed each quarter, with a more comprehensive annual review being performed during the first quarter of each fiscal year. The annual review would typically result in adjustments to the self-insurance liabilities to more closely match claims experience. Active claims management and post accident drug testing in recent years has effected vast improvements in claims experience. As a result, management determined that a comprehensive review should be performed every quarter and that adjustments to the self-insurance liabilities should be recorded as needed based on claims experience, beginning with the 3rd quarter of fiscal 2005 that ended March 6, 2005. A lower rate is being used in the current fiscal year to accrue initial self-insurance liabilities, which should reduce future quarterly adjustments.

Self-insurance liabilities were lowered by $392,000 and $614,000 respectively, during the first quarters of fiscal 2006 and 2005. Further reductions of $349,000 and $81,000 were recorded respectively in the third and fourth quarters of fiscal 2005.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – ACCOUNTING POLICIES (CONTINUED)

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

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” No stock based employee compensation cost is included in net income, as all options granted have during the periods presented had an exercise price equal to the market value of the stock on the date of the grant. In accordance with Statement of Financial Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure,” the following table presents the effect on net income and earnings per share if the Company had accounted for stock options using the fair value recognition provisions of SFAS 123:

	Sixteen weeks ended
	September 18, 2005	September 19, 2004
	(in thousands, except per share data)
Net Income, as reported	$2,522	$2,899
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	96	129

Pro forma net income	$2,426	$2,770

Earnings per share
Basic – as reported	$.50	$.58
Basic – pro forma	$.48	$.55
Diluted – as reported	$.49	$.56
Diluted – pro forma	$.47	$.54

(a)	For a summary of options granted, refer to the stock option section of Note D – Capital Stock.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – ACCOUNTING POLICIES (CONTINUED)

The estimated total stock-based employee compensation expense was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	Sixteen weeks ended
	September 18, 2005	September 19, 2004
Dividend yield	1.80%	1.61%
Expected volatility	26%	29%
Risk free interest rate	3.84%	3.86%
Expected lives	5 years	5 years
Weighted average fair value of options granted	$6.11	$8.25

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” The revised SFAS 123 (SFAS 123(R)), “Share-Based Payment,” supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of stock options issued to be expensed. It is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which will be the Company’s fiscal year 2007 that begins May 29, 2006. The impact upon adoption is expected to be similar to the pro forma information required by SFAS 148 that is disclosed in Note A – Accounting Policies.

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

The Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” on October 6, 2005. This FSP requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The capitalization of such rental costs is to cease upon application of the FSP to the first reporting period beginning after December 15, 2005. Earlier adoption being permitted, the Company elected to cease capitalizing such rental costs effective with the quarter that began September 19, 2005 (see the discussion of “Leases” under Note A – Accounting Policies).

The Company reviewed all other significant newly issued accounting pronouncements, including Statements of Financial Accounting Standards Nos. 152 “Accounting for Real Estate Time Sharing Transactions” and 153 “Exchanges of Nonmonetary Assets,” and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future adoption. Statement of Accounting Standards No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued in May 2005, effective for fiscal years beginning after December 15, 2005. No immediate material impact is presently anticipated on the financial statements as a result its adoption.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – LONG-TERM DEBT

	September 18, 2005		May 29, 2005
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$1,500	$—	$2,000
Term Loans	8,058	25,139	7,598	24,570
Bullet Loan	—	3,000	—	3,000
Revolving Credit Loan	—	—	—	—

	$8,058	$29,639	$7,598	$29,570

The portion payable after one year matures as follows:

		September 18, 2005	May 29, 2005
		(in thousands)
Period ending in	2007	$9,083	$9,363
	2008	9,539	9,726
	2009	5,108	5,161
	2010	2,994	2,780
	2011	2,259	2,058
Subsequent to	2011	656	482

		$29,639	$29,570

On September 27, 2005, the Company amended and restated all of its loan agreements with its lender. The Construction Draw Facility (the Facility), an unsecured draw credit line intended to finance Golden Corral construction, was amended to increase the maximum that may be borrowed from $61,500,000 to $76,500,000. As $57,500,000 had already been cumulatively drawn, the amount available to be borrowed was effectively increased from $4,000,000 to $19,000,000. The expiration for borrowing under the Facility was extended from September 1, 2006 to September 1, 2008.

The Facility is subject to a .25 percent unused commitment fee. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

Fixed interest rates have been chosen for all of the Term Loans (original notes for $56,000,000), the weighted average of which is 6.09 percent, and all of the Term Loans are being repaid in 84 equal monthly installments of principal and interest aggregating $832,000, expiring in various periods ranging from May 2006 through September 2012. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. As of September 18, 2005, $1,500,000 remained in the Construction Phase of the Facility, which was converted to Term Loan on October 1, 2005. An additional $2,000,000 was borrowed under the Facility on September 30, 2005. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2008, unless extended.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – LONG-TERM DEBT (CONTINUED)

The Bullet Loan bears interest at a fixed rate of 5.57 percent. It matures and is payable in one installment on December 31, 2007. On September 27, 2005, four of six mortgages that had been held as collateral for the Bullet Loan were released pursuant to the amended and restated loan agreements. The approximate book value of the real property secured by the two remaining mortgages is $4,327,000 as of September 18, 2005.

The Revolving Credit Loan allows for borrowing of up to $5,000,000 to fund temporary working capital needs. The loan, none of which was outstanding as of September 18, 2005, is subject to a 30 consecutive day out-of-debt period each year. The amended and restated loan agreements extended its maturity from September 1, 2006 to September 1, 2008. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a .25 percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to tangible net worth, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of September 18, 2005. Compensating balances are not required by these loan agreements.

Being variable rated interest loans, the fair values of any outstanding balances in the Construction Phase of the Construction Draw Facility or the Revolving Credit Loan approximate carrying value as of September 18, 2005 and May 29, 2005. The fair value of the Bullet Loan also approximates carrying value. The fair values of the fixed rate Term Loans shown in the following table are based on fixed rates that would be available for loans with identical terms and maturities, if borrowed at September 18, 2005 and May 29, 2005.

	September 18, 2005		May 29, 2005
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Construction Draw Facility -
Term Loans	$33,197	$32,645	$32,169	$31,715

NOTE C – LEASED PROPERTY

Although it is the Company’s policy to own its restaurant locations whenever possible, the Company occupies certain of its restaurants pursuant to lease agreements. The majority of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of September 18, 2005, 30 restaurants were in operation on leased premises, ten of which are capital leases. Delivery equipment is also held under capitalized leases expiring during periods through 2012. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	September 18, 2005	May 29, 2005
	(in thousands)
Restaurant facilities	$5,967	$5,967
Equipment	1,165	1,165

	7,132	7,132
Less accumulated amortization	(5,957)	(5,841)

	$1,175	$1,291

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C – LEASED PROPERTY (CONTINUED)

As of September 18, 2005, twenty of the Company’s restaurant properties are occupied pursuant to operating leases, six of which are ground leases for Golden Corral restaurants. The Company is also obligated to two other Golden Corral ground leases for restaurants to open in October and November 2005. The Company also occupies office space under an operating lease that expires during 2013, with renewal options available through 2023. The Company has the option to purchase the office property in 2023.

Rent expense under operating leases for the sixteen weeks ended:

	September 18, 2005	September 19, 2004
	(in thousands)
Minimum rentals	$554	$485
Contingent payments	13	14

	$567	$499

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending September 18,	Capitalized leases	Operating leases
	(in thousands)
2006	$846	$1,734
2007	617	1,725
2008	2,478	1,722
2009	119	1,669
2010	87	1,459
2011 to 2025	156	16,627

Total	4,303	$24,936

Amount representing interest	(762)

Present value of obligations	3,541
Portion due within one-year	(488)

Long-term obligations	$3,053

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

NOTE D – CAPITAL STOCK

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

NOTE D – CAPITAL STOCK (CONTINUED)

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

As of September 18, 2005, options to purchase 78,500 shares had been granted to date, none of which had yet to vest. No other awards - stock appreciation rights, restricted stock award, unrestricted stock award or performance award - had been granted under the 2003 Stock Option and Incentive Plan.

Other Stock Option Plans

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. As of September 18, 2005, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned to date, 364,156 remain outstanding as of September 18, 2005, 211,478 of which belong to the President and Chief Executive Officer.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – CAPITAL STOCK (CONTINUED)

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan:

	Sixteen weeks ended
	September 18, 2005		September 19, 2004
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share
Outstanding at beginning of year	376,577	$18.90	319,993	$15.97
Granted during the sixteen weeks	71,500	$24.54	74,000	$29.74
Exercised during the sixteen weeks	(5,421)	$17.56	(3,331)	$15.90
Expired during the sixteen weeks	—	—	—	—
Forfeited during the sixteen weeks	—	—	(1,919)	$18.94

Outstanding at end of quarter	442,656	$19.83	388,743	$18.58

Exercisable at beginning of year	283,903	$17.04	227,314	$13.21

Exercisable at end of quarter	328,153	$17.95	265,240	$15.29

Stock options outstanding and exercisable as of September 18, 2005 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	72,229	$10.62	4.61 years
$13.01 to $18.00	59,252	$13.73	5.80 years
$18.01 to $24.20	166,675	$19.56	7.41 years
$24.21 to $30.13	144,500	$27.23	9.22 years
$ 8.31 to $30.13	442,656	$19.83	7.33 years
Exercisable:
$ 8.31 to $13.00	72,229	$10.62	—
$13.01 to $18.00	59,252	$13.73	—
$18.01 to $24.20	145,332	$19.42	—
$24.21 to $30.13	51,340	$28.93	—
$ 8.31 to $30.13	328,153	$17.95	—

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2005 (latest available data), 107,744 shares had been purchased through the plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2005, the custodian held 40,676 shares on behalf of employees.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – CAPITAL STOCK (CONTINUED)

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Executive Savings Plan (see Note A – Accounting Policies) when it was established in 1993. As of September 18, 2005, 49,172 shares remained in the reserve, including 8,723 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of September 18, 2005, the Company’s treasury held 2,447,323 shares of the Company’s common stock. From September 1998 through January 2002, 1,135,286 shares of the Company’s common stock were repurchased at a cost of $12,162,000 pursuant to repurchase programs authorized by the Company’s Board of Directors. No shares were repurchased under the authorization that expired on October 7, 2004.

Most of the remaining shares held in the treasury were acquired in 1997 pursuant to the terms of a modified “Dutch Auction” self-tender offer.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
September 18, 2005	5,057,673	$.50	104,175	5,161,848	$.49
September 19, 2004	5,034,866.58		124,322	5,159,188.56

Stock options to purchase 100,000 shares in the quarter ended September 18, 2005 and 73,500 in the quarter ended September 19, 2004 were excluded from the calculation because the effect was anti-dilutive.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E – PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The following table shows the components of net periodic pension cost for all three plans for the sixteen weeks ended September 18, 2005 and September 19, 2004:

	Sixteen weeks ended
	September 18, 2005	September 19, 2004
Net periodic pension cost components
Service cost	$593	$621
Interest cost	449	484
Expected return on plan assets	(583)	(628)
Amortization of prior service cost	20	23
Amortization of loss	143	120

Net periodic pension cost	$622	$620

Weighted average discount rate	6.0%	6.5%
Weighted average rate of compensation increase	4.5%	5.0%
Weighted average expected long-term rate of return on plan assets	8.5%	8.5%

Contributions to the Plans are expected to approximate $2,000,000 during fiscal 2006. In addition, $703,000 from fiscal 2005 was contributed to the plans after May 29, 2005.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Note A – Accounting Policies) was $159,000 and $151,000 respectively, during the sixteen weeks ended September 18, 2005 and September 19, 2004. Fiscal 2006’s contribution to the Non-Deferred Cash Balance Plan is expected to approximate $485,000.

The Company also sponsors two 401(k) plans and a non-qualified Executive Savings Plan for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Note A – Accounting Policies). In the sixteen weeks ended September 18, 2005 and September 19, 2004, matching contributions to the 401(k) plans amounted to $49,000 and $53,000 respectively. Matching contributions to the Executive Savings Plan were $7,000 and $8,000 respectively, during the sixteen weeks ended September 18, 2005 and September 19, 2004.

The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F – SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	Sixteen weeks ended
	September 18, 2005	September 19, 2004
	(in thousands)
Sales
Big Boy	$55,135	$55,192
Golden Corral	31,398	28,870

	$86,533	$84,062

Earnings before income taxes
Big Boy	$6,381	$6,253
Opening expense	(101)	(219)

Total Big Boy	6,280	6,034

Golden Corral	1,258	1,614
Opening expense	(659)	(504)

Total Golden Corral	599	1,110

Total restaurant level profit	6,879	7,144

Administrative expense	(2,590)	(2,368)
Franchise fees and other revenue	372	423

Operating profit	4,661	5,199

Interest expense	(782)	(806)

	$3,879	$4,393

Depreciation and amortization
Big Boy	$2,287	$2,196
Golden Corral	1,560	1,293

	$3,847	$3,489

Capital expenditures
Big Boy	$2,801	$3,227
Golden Corral	5,272	5,772

	$8,073	$8,999

	As of
	September 18, 2005	May 29, 2005
Identifiable assets
Big Boy	$83,852	$83,077
Golden Corral	86,748	82,522

	$170,600	$165,599

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G – CONTINGENCIES

Litigation

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) On July 30, 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees, and costs it claims is owed by the Company under the construction contract. The Company denies the claim and has filed a counterclaim against the general contractor alleging defective construction and claiming damages, lost profits, interest and costs in an amount exceeding $1,000,000. The Company is vigorously prosecuting this claim and believes that it will ultimately prevail in the matter, which is currently before the American Arbitration Association.

On August 29, 2002, the Company filed a separate lawsuit against the architect that designed the defective building alleging negligent design and claiming damages, lost profits, interest and costs exceeding $2,500,000. In July 2003, the Company resolved all claims, counterclaims and cross claims against the trial court defendants, including the architect and the architect’s structural engineering consultant. The defendants agreed to pay the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full in July 2004 and the case was dismissed.

A group of current and former employees of one of the Company’s Golden Corral restaurants filed a collective action against the Company in December 2003 alleging multiple violations of the Fair Labor Standards Act. The parties are currently negotiating a settlement agreement that will dismiss the case in U. S. District Court and submit the matter to arbitration. The proposed settlement will include provisions for opt-in notices to be sent to all current and former employees of the restaurant who are eligible to participate in the arbitration. While it is not possible to ascertain the ultimate legal and financial liability of the Company with respect to this matter, the Company has set aside a reserve that it believes is a reasonable estimate for the probable resolution of the matter. The charge against earnings to establish a reserve during the quarter ended September 18, 2005 did not have a material adverse impact on the Company’s earnings or financial position.

The Company is subject to various other claims and suits that arise in the ordinary course of business. The Company does not believe that any ultimate liability for such claims will have a material impact on its earnings, cash flows or financial position.

Other Contingencies

The Company is contingently liable for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

As of September 18, 2005, the Company has two outstanding letters of credit totaling $164,000 in support of its self- insurance program (See Note A – Accounting Policies). The Company also has an outstanding letter of credit for $162,000 that supports an environmental remediation plan for the restoration of certain land that the Company no longer owns, which was contaminated by a previous owner who can not be located. There are no other outstanding letters of credit issued by the Company.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H – LIFE INSURANCE BENEFIT

The Company owned a number of life insurance policies on the Chairman of the Board of Directors (formerly President and Chief Executive Officer of the Company), who died on February 2, 2005. As the primary beneficiary of these policies, the Company filed claims for death benefits aggregating $9,659,000. Estimates of the cash surrender value of the policies totaling $4,719,000 had previously been recorded in the balance sheet as “Net cash surrender value – life insurance policies.” The excess of the proceeds over the cash surrender value amounted to $4,440,000, which is net of $500,000 that was due another beneficiary (see Note I – Related Party Transactions), was credited to earnings as a non-taxable benefit during the third quarter of fiscal 2005. All of the death benefit proceeds have been collected in full.

NOTE I – RELATED PARTY TRANSACTIONS

A Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of another director of the Company pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $1,489,000 and $1,488,000 respectively, during the sixteen weeks ended September 18, 2005 and September 19, 2004. The amount owed to the Company from these restaurants was $124,000 and $106,000 respectively, as of September 18, 2005 and May 29, 2005. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

One of the life insurance policies that the Company owned on the Chairman of the Board (see Note H – Life Insurance Benefit) was a split dollar policy that provided for the sum of $500,000 to be paid to the Chairman’s widow, who is a director of the Company.

The Chairman of the Board had an employment agreement that had a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, which is to be adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index. The present value of the obligation has been historically reflected in the balance sheet as a long term obligation under the caption “Deferred compensation and other.” The current portion of the obligation is included in current liabilities, as monthly payments of $17,838 to the Chairman’s widow commenced on March 1, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are “forward-looking statements” (as that item is defined in the Private Securities Litigation Reform Act of 1995) that are subject to risks, uncertainties and other factors that could cause actual results and performance to differ materially from those expressed or implied by those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed in this MD&A under the caption “Risk Factors.” “Forward-looking statements” can generally be identified in sentences that contain words that are used to convey the fact that the statement being made is prospective rather than strictly relating to historical or present facts. Such words include, but are not limited to, those shown below:

“should”	“may”	“plan”	“anticipate”	“project”	“believe”

“could”	“will”	“expect”	“estimate”	“intend”	“continue”

All forward-looking information in this MD&A is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. The Company undertakes no obligation to update any forward-looking statements that may be contained in this MD&A.

CORPORATE OVERVIEW

The Company’s First Quarter of Fiscal 2006 consists of the sixteen weeks ended September 18, 2005, and compares with the sixteen weeks ended September 19, 2004, which constituted the First Quarter of Fiscal 2005. The first quarter of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains sixteen weeks, whereas the following three quarters normally contain only twelve weeks each. Operations consist of two reportable segments within the restaurant industry: “Big Boy” restaurants and “Golden Corral” restaurants.

It should be noted that certain reclassifications to the consolidated statement of earnings for the First Quarter of Fiscal 2005 have been made to conform to the current year presentation for the First Quarter of Fiscal 2006.

Sales reached a record $86,533,000 for the First Quarter of Fiscal 2006, as sales rose $2,471,000 higher than the First Quarter of Fiscal 2005. The 2.9 percent increase was well below expectation, however, as same store sales decreased in both the Big Boy and Golden Corral segments of the business. Net earnings for the First Quarter of Fiscal 2006 were $2,522,000, or diluted earnings per share (EPS) of $.49, compared with $2,899,000, or diluted EPS of $.56 in the First Quarter of Fiscal 2005.

Results for the first quarters of both years were positively impacted by favorable claims experience in the Company’s self-insurance program. Self insurance reserves were lowered by $392,000 ($255,000 net after income tax, or $.05 per diluted share) in the First Quarter of Fiscal 2006, while the First Quarter of Fiscal 2005 received the benefit of a $614,000 adjustment ($405,000 net after income tax, or $.08 per diluted share).

In addition to the same store sales decreases and the lower impact of the self-insurance adjustment this year, other factors, which in the aggregate significantly contributed to the reduction in net earnings, include higher utility costs, higher opening expenses related to opening new restaurants and a charge to establish a reserve to cover the probable settlement of a legal action against the Company. The adverse effect of these factors on net earnings was partly offset by improvement in Golden Corral’s food cost as a percentage of sales, chiefly reflecting lower beef costs.

RESULTS OF OPERATION

Sales

The Company’s sales are primarily generated through the operation of Big Boy restaurants and Golden Corral restaurants. Big Boy sales also include wholesale sales from the Company’s commissary to restaurants licensed to other operators and the sale of Big Boy’s signature brand tartar sauce to grocery stores. Same store sales comparisons are a key metric that management uses in the operation of the business. Same store sales are affected by changes in customer counts and menu price increases. Changes in sales also occur when new restaurants are opened and older restaurants are closed. Below is the detail of consolidated restaurant sales:

	1st Quarter
	2006	2005
	(in thousands)
Big Boy restaurants	$52,263	$52,847
Wholesale sales to licensees	2,679	2,173
Wholesale sales to grocery stores	193	172

Total Big Boy sales	55,135	55,192
Golden Corral restaurants	31,398	28,870

Consolidated restaurant sales	$86,533	$84,062

The $584,000 decline in Big Boy restaurant sales can be traced to a same store sales decline of .8 percent (reflecting a 2.8 percent drop in customer counts) and to a restaurant that closed in November 2004. Big Boy same store sales have now declined for two consecutive quarters. During the fourth quarter of the last fiscal year, same store sales declined .1 percent on a decrease in customer counts of 1.4 percent.

Before the last quarter of last year began, the Company had achieved Big Boy same store sales increases in 29 of the last 30 quarters. Management believes a direct correlation exists between the lower customer counts that have been experienced over the last two quarters and the steep cost of gasoline. It is noteworthy that a gallon of gasoline first crossed the mark of $2.00 per gallon in the Company’s market regions in March 2005, which coincided with the start of last year’s fourth quarter.

The effects of the lower customer counts have been somewhat softened by higher average guest checks which have been primarily driven by menu price increases. An increase of 1.5 percent was implemented shortly before last year’s first quarter ended, 1.0 percent was put in place near the end of last year’s third quarter and menu prices were increased 1.4 percent near the end of this year’s first quarter. Another menu price increase is likely in February 2006.

The Company currently operates 89 Big Boy restaurants, including one that re-opened in August 2005 following its reconstruction. It had been temporarily closed since May 2005. No other new Big Boy restaurants were opened during the last twelve months. One older, very low volume Big Boy ceased operations in November 2004. A brand new Big Boy is currently scheduled to open in February 2006. Two existing Big Boys are currently scheduled to be relocated to better sites within the same markets that will involve no interruption of sales, the first of which is scheduled to open in March 2006, the other in October 2006.

The $2,528,000 increase in Golden Corral sales was entirely due to more restaurants in operation:

	First Quarter 2006	First Quarter 2005
In operation at beginning of year	30	26
Opened during the first quarter	2	1
In operation at end of first quarter	32	27
Total sales weeks	498	424

Two Golden Corral restaurants were under construction as of September 18, 2005 that are scheduled to open respectively in October and November 2005. Current plans call for three Golden Corrals to open respectively in July, September and November 2006.

The decline in Golden Corral same store sales continued in the First Quarter of Fiscal 2006, decreasing 11.2 percent on a 13.8 percent drop in customer counts. Golden Corral restaurants have now suffered eight consecutive quarters of same store sales decreases, including 33 consecutive weekly declines, most of which have been double-digit declines. This pattern has not been halted thus far into the second quarter. Management believes that sharp increases in gasoline prices have been especially harsh on Golden Corral restaurants, as the correlation between the cost of gasoline and lower customer counts is more well defined than is the correlation for Big Boy restaurants. But steep gasoline prices are clearly not the entire reason for Golden Corral’s poor performance, as its declining sales began well before the spike in gasoline costs. Market research is currently underway to identify the various causes of the decline in sales so that appropriate responses can be developed. Management is eager to take appropriate action to eliminate the source of the problem or at least mitigate its effects, thereby reversing the sales declines. Price increases of 1.8 percent and 2.3 percent were implemented respectively in May 2005 and May 2004.

Gross Profit

Gross profit for the Big Boy segment includes commissary operations. Gross profit differs from restaurant level profit discussed in Note F (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is highlighted below:

	1st Quarter
	2006	2005
	(in thousands)
Big Boy gross profit	$7,600	$7,366
Golden Corral gross profit	1,270	1,735

Total pre-tax earnings by segment	$8,870	$9,101

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows concerning cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	1st Quarter 2006			1st Quarter 2005
	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0
Food and Paper	34.8	32.6	38.6	35.0	32.5	39.8
Payroll and Related	33.1	34.5	30.7	33.3	34.7	30.7
Other Operating Costs (including opening costs)	21.8	19.1	26.7	20.9	19.5	23.5
Gross Profit	10.3	13.8	4.0	10.8	13.3	6.0

The lower food and paper cost percentage in the Golden Corral segment for the First Quarter of Fiscal 2006 is primarily the result of moderating beef costs. The market for beef remains highly volatile, as import and export restrictions can cause wide cost fluctuations. The food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept.

Self-insured claims experience has historically been reviewed each quarter, with a comprehensive review during the first quarter each year, when the self-insured reserves would be reduced to more closely reflect claims experience. The Company has been able to take significant adjustments to the reserves during the first quarters of recent years because of active claims management and post accident drug testing. Beginning with the third quarter of fiscal 2005, management determined that comprehensive reviews were warranted each quarter, and that the self-insured reserves should be adjusted as necessary based on claims experience.

The review of insurance reserves during the First Quarter of Fiscal 2006 resulted in a favorable adjustment to the insurance reserve of $392,000, much lower than the First Quarter of Fiscal 2005 when the favorable adjustment was $614,000. A lower percentage of payroll is being used in the current fiscal year to accrue initial self-insurance reserves, which should reduce the size of future quarterly adjustments.

The payroll and related cost percentage moved slightly downward in the First Quarter of Fiscal 2006 for the Big Boy segment, the result of a reduction in the number of hours worked. Golden Corral management achieved significant reductions in hours worked commensurate with its lower sales, keeping its ratio of payroll dollars to sales about even with last year. There has been no appreciable change in average pay rates for either Big Boy or Golden Corral.

Although congressional efforts continually mount to increase the federal minimum wage, the Company believes it is unlikely that such federal legislation will be enacted in the near term. However, the Company believes legislation at the state level is a greater possibility. If such legislation were to be enacted, the Company would counter the effects with higher menu prices, together with tighter payroll standards and a reduction in hours worked. New overtime pay rules initiated by the U.S. Department of Labor went into effect in August 2004. The new rules had a negligible impact on the Company.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 132 R) was $622,000 and $620,000 respectively, in the First Quarter of Fiscal 2006 and the First Quarter of 2005. The discount rate used to measure net periodic pension cost was 6.0 percent in the First Quarter of Fiscal 2006 versus a rate 6.5 percent in the First Quarter of Fiscal 2005. The reduction in the rate had the effect of offsetting recent improvements in investment returns on equity investments that are held by the Company’s defined benefit pension plans. Contributions to these plans for Fiscal 2006 have not been finalized, but are expected to approximate $2,000,000.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. As most of these expenses tend to be more fixed in nature, same store sales decreases cause these costs to be a higher percentage of sales, as reflected in the above table for the Golden Corral segment. Higher energy costs also adversely affected other operating costs.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit and other revenue is added to it. Gains and losses from sale of real property, if any, are then respectively added or subtracted.

Administrative and advertising expense increased $256,000 during the First Quarter of Fiscal 2006, or 5.9 percent higher than the First Quarter of Fiscal 2005. The increase is attributable to the combination of higher legal costs, procurement costs in connection with hiring the Company’s new Chief Operating Officer and a charge to set aside a reserve to cover the likely settlement of a legal action against the Company.

Revenue from franchise fees is based on sales of Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants and are recorded on the accrual method as earned. As of September 18, 2005, 28 Big Boy restaurants were licensed to other operators and paying fees to the Company. Other revenue also includes certain other fees from licensed restaurants along with miscellaneous rent and investment income.

There were no gains or losses from the sale of real property in either the First Quarter of Fiscal 2006 or the First Quarter of Fiscal 2005, nor were any impairment of assets recorded during those periods.

Other Expense

Despite lower levels of debt, interest expense is only down 3.0 percent during the First Quarter of Fiscal 2006, the result of higher average interest rates.

Income tax expense as a percentage of pretax earnings was estimated at 35 percent in the First Quarter of Fiscal 2006 and was 34 percent in the First Quarter of Fiscal 2005. These rates have been kept consistently low through the Company’s use of tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips, and to a lesser degree, the federal Work Opportunity Tax Credit (WOTC).

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds

Sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all sales to restaurant customers are received in cash or are settled by debit or credit cards. Net earnings plus depreciation provide the primary source of cash provided by operating activities. Other sources of cash may include borrowing against credit lines, proceeds received when employees exercise stock options and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

September 18, 2005

	Payments due by period (in thousands)
	Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
Long-Term Debt	37,697	8,058	9,083	9,539	5,108	2,994	2,915
Rent due under Capital Lease Obligations	4,303	846	617	2,478	119	87	156
1 Rent due under Operating Leases	24,936	1,734	1,725	1,722	1,669	1,459	16,627
2 Unconditional Purchase Obligations	8,223	8,223
3 Other Long-Term Obligations	2,151	214	217	220	223	226	1,051
Total Contractual Cash Obligations	77,310	19,075	11,642	13,959	7,119	4,766	20,749

1	Not included in the table is a contingent liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Statement No. 13, “Accounting for Leases,” as amended.

2	Primarily consists of commitments for capital projects plus certain food and beverage items.

3	Deferred compensation liability.

The working capital deficit was $23,608,000 as of September 18, 2005. The deficit was $21,180,000 as of May 29, 2005. The working capital deficit is expected to continue increasing over the next few years at a modest, manageable pace as construction debt is prudently increased to supplement the use of internally generated cash to finance expansion plans. In September 2005, the maximum amount that may be borrowed under the terms of the Company’s Construction Draw Facility was increased by $15,000,000, which increased to $19,000,000 the amount available to be drawn upon before the Facility expires on September 1, 2008, unless extended. Additionally, a $5,000,000 working capital revolving line of credit (currently unused) is readily available through September 1, 2008, if needed.

Operating Activities

Operating cash flows were $8,199,000 in the First Quarter of Fiscal 2006, or $3,726,000 higher than the First quarter of Fiscal 2005. The increase is attributable to normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which can and do often widely fluctuate. Management believes a more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus depreciation. This method yields $6,393,000 in cash flows from operating activities for the First Quarter of Fiscal 2006 versus $6,445,000 in the First Quarter of Fiscal 2005.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $8,073,000 during the First Quarter of Fiscal 2006, a decrease of $926,000 from the First Quarter of Fiscal 2005. The capital spending includes $5,272,000 for Golden Corral restaurants, consisting of new restaurant construction, site acquisitions and remodeling costs. Also included in the capital costs was $2,801,000 spent on Big Boy restaurants, consisting of new restaurant construction, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

Financing Activities

Borrowing against credit lines amounted to $3,000,000 during the First Quarter of Fiscal 2006. An additional $2,000,000 was borrowed shortly after the end of the quarter. Scheduled and other payments of long-term debt and capital lease obligations amounted to $2,600,000 during the First Quarter of Fiscal 2006. Regular quarterly cash dividends paid to shareholders totaled $556,000. Dividends declared but not paid as of September 18, 2005 totaled $557,000. The Company expects to continue its 45 year practice of paying regular quarterly cash dividends.

During the First Quarter of Fiscal 2006, employees acquired approximately 5,400 shares of the Company’s common stock pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $95,000. As of September 18, 2005, 364,156 shares granted remain outstanding under the 1993 Stock Option Plan, including 328,153 fully vested shares at a weighted average price per share of $17.95, and 6,204 remained available to be granted. As of September 18, 2005, 78,500 shares have been granted under the 2003 Stock Option and Incentive Plan, none of which had vested, and 721,500 shares remain available to be granted.

Other Information

The Company reached a new agreement with Golden Corral Franchising Systems, Inc. in July 2004. The new agreement added 22 Golden Corral restaurants to the development schedule, bringing to 63, the total number of restaurants planned to be in operation by December 31, 2011. The development agreement, which had called for five new restaurants to open each calendar year through 2010 with the final four scheduled for 2011, was modified in June 2005 to permit the opening of only three restaurants in calendar year 2006. The Company asked for the modification in order to use cash flows and credit facilities in a debt neutral manner. The modification did not change the Company’s intention to complete the build out schedule by December 31, 2011.

As of September 18, 2005, 32 Golden Corral restaurants were in operation with two restaurants under construction, which are scheduled to open in October and November 2005. Costs remaining to complete construction of these two restaurants were estimated at $2,199,000 as of September 18, 2005. Construction of the three restaurants planned to open in calendar year 2006 is currently scheduled to respectively begin in March, May and July. Five older Golden Corral’s are scheduled to be remodeled in Fiscal 2006 at a cost of approximately $150,000 per restaurant.

Construction of a brand new Big Boy restaurant began in October 2005 that should be ready to open in February 2006. Construction of two Big Boy restaurants that will replace existing operations on better sites will begin respectively in November 2005 and May 2006. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year at an average cost of $75,000 per restaurant. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

Including land and land improvements, the cash required to build and equip each new restaurant ranges from $2,600,000 to $3,500,000 for a Golden Corral, and from $2,200,000 to $2,900,000 for a Big Boy. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is becoming more frequently necessary to enter ground leases to obtain desirable land on which to build. Six of the 32 Golden Corral restaurants now in operation were built on leased land. The two Golden Corral restaurants currently under construction are being built on leased land. In addition, two of the three Big Boy restaurants that will start construction between October 2005 and May 2006 will be on leased land. All of these leases are being accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended. As of September 18, 2005, the Company occupied a total of 30 restaurants pursuant to leases, ten of which are capital leases under the provisions of SFAS 13.

RISK FACTORS

Food safety is the most significant risk to any company that operates in the restaurant industry. It has become the focus of increased government regulatory initiatives at the local, state and federal levels. To limit the Company’s exposure to the risk of food contamination, management rigorously emphasizes and enforces the Company’s food safety policies in all of the Company’s restaurants, and at the commissary and food manufacturing plant that the Company operates for Big Boy restaurants. These policies are designed to work cooperatively with programs established by health agencies at all levels of government authority, including the federal Hazard Analysis of Critical Control Points (HACCP) program. In addition, the Company makes use of ServSafe Training, a nationally recognized program developed by the National Restaurant Association. The ServSafe program provides accurate, up-to-date science-based information to all levels of restaurant workers on all aspects of food handling, from receiving and storing to preparing and serving. All restaurant managers are required to be certified in ServSafe Training and are required to be re-certified every five years.

Other examples of risks and uncertainties facing the Company include, but are not limited to, the following:

•	intense competition for customers;

•	consumer perceptions of value, food quality and quality of service;

•	changing consumer preferences, particularly based on concerns with nutritional content of the Company’s food or restaurant food in general;

•	the effects of higher gasoline prices on discretionary spending by consumers in restaurants.

•	changing demographics in neighborhoods in which the Company operates restaurants;

•	changes in business strategy and development plans;

•	the rising cost of quality sites on which to build restaurants;

•	poor selection of restaurant sites on which to build;

•	changes in the supply and cost of food;

•	the effects of other inflationary pressures, especially higher costs for health care benefits and higher energy prices;

•	rolling power outages, especially during the summer months;

•	shortages of qualified labor;

•	seasonal weather conditions, particularly during the winter months of the third quarter;

•	natural disasters;

•	fires or explosions;

•	criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes;

•	acts of terrorists or acts of war; and

•	civil disturbances and boycotts.

Risks and uncertainties also include:

•	rising variable interest rates;

•	limitations on borrowing capacity;

•	legal claims;

•	changes in accounting standards;

•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly;

•	disruptions to the business during transitions to new computer software;

•	financial stability of technology vendors to support computer software over the long-term;

•	unauthorized access to information systems;

•	changes in governmental regulations regarding the environment;

•	exposure to penalties for potential violations of numerous governmental regulations in general, and immigration (I-9) and labor regulations regarding minors in particular;

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety;

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements; and

•	legislation or court rulings that result in changes to tax codes.

The Company continually takes reasonable preventive measures to reduce the risks and uncertainties that it faces. However, the nature of some risks and uncertainties offers little control to the Company. The materialization of any of the risks and uncertainties identified herein, together with those risks not specifically listed or those that are presently unforeseen, could result in significant adverse effects on the Company’s financial position, results of operations and cash flows, which could include the permanent closure of the affected restaurant(s) with an impairment of assets charge taken against earnings, and could adversely affect the price at which shares of the Company’s common stock trade.

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

The Company has no significant market risk exposure to interest rate changes as substantially all of its debt is currently financed with fixed interest rates. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. Any cash equivalents maintained by the Company have original maturities of three months or less. The Company does not use foreign currency.

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

a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 18, 2005. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Control over Financial Reporting. The CEO and CFO have concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended September 18, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The resolution between the Company and the trial court defendants (design team) is separate and apart from the dispute between Fortney and the Company that is before the American Arbitration Association. The arbitration is on going.

A group of current and former employees of one of the Company’s Golden Corral restaurants filed a collective action against the Company in December 2003 alleging multiple violations of the Fair Labor Standards Act. The parties are currently negotiating a settlement agreement that will dismiss the case in U. S. District Court and submit the matter to arbitration. The proposed settlement will include provisions for opt-in notices to be sent to all current and former employees of the restaurant who are eligible to participate in the arbitration. While it is not possible to ascertain the ultimate legal and financial liability of the Company with respect to this matter, the Company has set aside a reserve that it believes is a reasonable estimate for the probable resolution of the matter. The establishment of the reserve during the quarter ended September 18, 2005 did not have a material adverse impact on the Company’s earnings or financial position.

The Company is subject to various other claims and suits that arise in the ordinary course of business. The Company does not believe that any ultimate liability for such claims will have a material impact on its earnings, cash flows or financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Shareholders was held on October 3, 2005.

b) Directors elected on October 3, 2005 to serve until the 2007 annual meeting of shareholders:

Blanche F. Maier	Craig F. Maier	Jerome P. Montopoli
Dale P. Brown	Daniel W. Geeding

Director elected on October 3, 2005 to serve until the 2006 annual meeting of shareholders:

Karen F. Maier

Directors whose terms continued after the meeting (serving until the 2006 annual meeting of shareholders):

Lorrence T. Kellar
William J. Reik, Jr.

c) The following matters were voted upon:

1) Election of Directors to serve until the 2007 annual meeting of shareholders:

Name	For	Withheld Authority
Blanche F. Maier	4,573,014	117,527
Dale P. Brown	4,646,463	44,078
Craig F. Maier	4,572,066	118,475
Daniel W. Geeding	4,594,974	95,567
Jerome P. Montopoli	4,643,177	47,364

Election of Director to serve until the 2006 annual meeting of shareholders:

Name	For	Withheld Authority
Karen F. Maier	4,571,104	119,437

2) Proposal to ratify the appointment of Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year commencing May 30, 2005 was approved.

For	Against	Abstain
4,588,976	96,235	5,330

d) Not applicable

ITEM 5.	OTHER INFORMATION

On September 27, 2005, the Company amended and restated its loan agreements with US Bank, NA. The primary purpose of the amendments was to increase the maximum amount that may be borrowed under the “Golden Corral Construction Facility” from $61,500,000 to $76,500,000. As $57,500,000 had already been drawn on the Golden Corral facility, the amount available to be drawn was effectively increased from $4,000,000 to $19,000,000. The time frame for borrowing under all the loan agreements was extended from September 1, 2006 to September 1, 2008.

The modifications also released four of six mortgages that US Bank had held as collateral on a Bullet Loan and a financial covenant relating to minimum interest coverage was eliminated in favor of a covenant that limits outstanding debt to $50,000,000 at any time. Other provisions in the agreements were left substantially unchanged. Those provisions are summarized in the historical financial statements of the Company on Forms 10-K and 10-Q, and in this Form 10-Q for the quarter ended September 18, 2005. Copies of the amended agreements are filed as Exhibit 10 (d) 1) and 10 (d) 2) in this Form 10-Q.

ITEM 6.	EXHIBITS

3	(a)	Third Amended Articles of Incorporation, filed as Exhibit (3) (a) to the Registrant’s Form 10-K Annual Report for 1993, is incorporated herein by reference.

3	(b)	Code of Regulations, filed as Exhibit (3) (a) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, is incorporated herein by reference.

3	(c)	Amendments to the Code of Regulations adopted October 1, 1984, filed as Exhibit (3) (b) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, is incorporated herein by reference.

3	(d)	Amendments to the Code of Regulations adopted October 24, 1996, filed as Exhibit (3) (c) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, is incorporated herein by reference.

10	(a)	Intellectual Property Use and Noncompete Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, is incorporated herein by reference.

10	(b)	Transfer Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, is incorporated herein by reference.

10	(c)	1) First Amended and Restated Loan Agreement (Golden Corral Construction Facility) and Exhibit 10(c) 2) Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective October 15, 2004, filed as exhibits (10)(c) 1 and 10(c) 2 to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference.

10	(d)	1) Amendment No. 1 to First Amended and Restated Loan Agreement (Golden Corral Construction Facility and Exhibit 10 (d) 2) Amendment No. 1 to Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective September 27, 2005, are filed herewith.

10	(e)	Area Development Agreement, Termination Agreement and Addendum effective July 20, 2004 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit 10 (f) to the Registrant’s Form 10-K Annual Report for 2004, is incorporated herein by reference.

10	(f)	Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000, filed as Exhibit (10) (d) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, is incorporated herein by reference. *

10	(g)	Employment Agreement between the Registrant and Craig F. Maier effective June 2, 2003, filed as Exhibit 10 (h) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10	(h)	Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10	(i)	Second Amendment to the Frisch’s Executive Savings Plan effective July 28, 2004, filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference. *

10	(j)	Third Amendment to the Frisch’s Executive Savings Plan effective June 7, 2005, is filed herewith. *

10	(k)	Fourth Amendment to the Frisch’s Executive Savings Plan effective August 30, 2005, is filed herewith. *

10	(l)	Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10	(m)	Amendment No. 1 to Frisch’s Executive Retirement Plan effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference. *

10	(n)	2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10	(o)	Forms of agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan, filed as Exhibits 99.1 and 99.2 to the Registrant’s From 8-K dated October 1, 2004, are incorporated herein by reference. *

10	(p)	Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10	(q)	Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10	(r)	Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. *

10	(s)	Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Paul F. McFarland, W. Gary King, Karen F. Maier, Ken C. Hull, Michael E. Conner, Todd M. Rion and certain other “highly compensated employees” (Grantors). *

10	(t)	Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

*	denotes compensatory plan or agreement

15	Letter re: unaudited interim financial statements, is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to rule 13a -14(a)/15d – 14(a) is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to rule 13a - 14(a)/15d – 14(a) is filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(Registrant)

DATE	October 21, 2005	BY	/s/ DONALD H. WALKER
Donald H. Walker Vice President – Finance, Treasurer and Principal Financial and Accounting Officer