Form 10-Q
period 2005-12-11
FRISCHS RESTAURANTS INC
filed 2006-01-20
CIK 39047

This report is being filed without the independent registered public accounting firm’s review being completed.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended: DECEMBER 11, 2005

Commission File Number: 001-7323

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large	Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The total number of shares outstanding of the issuer’s no par common stock, as of December 27, 2005 was: 5,073,774

Explanatory Note

In early December 2005, the Company’s actuarial consulting firm informed the Company of a formula error in the software program it created in 1995, which caused the software program to not properly pro-rate the benefit for service for plan participants in the Company’s defined benefit pension plan for managers, office employees and commissary employees with less than 28 years of service before normal retirement. This actuarial formula error caused the Company’s net periodic pension cost (and related balance sheet and income statement accounts) to be overstated. As a result, the Company intends to restate its previously issued financial statements contained in its Form 10-K for the fiscal year ended May 29, 2005 and its Form 10-Q for the fiscal quarter ended September 18, 2005, to correct the net periodic pension cost. As the amendments to these previously issued financial statements have not yet been completed, the financial statements accompanying this report have not been reviewed by the Company’s independent registered public accounting firm as required by Rule 10-01(d) of Regulation S-X. The Company expects that its independent registered public accounting firm, Grant Thornton LLP, will complete the required quarterly review following the Company’s filing of the restated financial statements in the Form 10-K for the fiscal year ended May 29, 2005 and the Form 10-Q for the fiscal quarter ended September 18, 2005.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Twenty-eight weeks ended		Twelve weeks ended
	December 11, 2005	December 12, 2004 (restated)	December 11, 2005	December 12, 2004 (restated)
Sales	$153,485,878	$150,809,640	$66,953,103	$66,747,477

Cost of sales
Food and paper	53,614,595	52,752,737	23,510,330	23,338,433
Payroll and related	50,752,080	50,043,146	22,199,894	22,135,748
Other operating costs	33,928,301	30,758,207	15,041,822	13,203,667

	138,294,976	133,554,090	60,752,046	58,677,848

Gross profit	15,190,902	17,255,550	6,201,057	8,069,629

Administrative and advertising	7,923,259	7,665,386	3,342,188	3,340,625
Franchise fess and other revenue	(662,751)	(733,428)	(290,408)	(310,573)
(Gains) on sale of assets	—	(88,978)	—	(88,978)

Operating profit	7,930,394	10,412,570	3,149,277	5,128,555

Interest expense	1,439,592	1,446,664	657,506	640,568

Earnings before income taxes	6,490,802	8,965,906	2,491,771	4,487,987

Income taxes	2,206,000	3,225,000	809,000	1,702,000

Net Earnings	$4,284,802	$5,740,906	$1,682,771	$2,785,987

Earnings per share (EPS) of common stock:
Basic net earnings per share	$.85	$1.14	$.33	$.55

Diluted net earnings per share	$.83	$1.11	$.33	$.54

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	December 11, 2005 (unaudited)	May 29, 2005 (Note) (restated)
Current assets
Cash	$322,800	$306,300
Trade and other receivables	1,732,813	1,389,975
Inventories	4,653,942	4,592,093
Prepaid expenses and sundry deposits	3,203,718	2,819,762
Prepaid and deferred income taxes	818,638	942,611

Total current assets	10,731,911	10,050,741

Property and equipment
Land and improvements	60,186,803	56,830,344
Buildings	83,907,737	81,434,781
Equipment and fixtures	88,201,348	84,240,573
Leasehold improvements and buildings on leased land	27,184,430	21,590,570
Capitalized leases	7,131,603	7,131,603
Construction in progress	3,874,457	6,435,214

	270,486,378	257,663,085
Less accumulated depreciation and amortization	114,574,431	109,461,135

Net property and equipment	155,911,947	148,201,950

Other assets
Goodwill	740,644	740,644
Other intangible assets	1,440,986	1,400,659
Investments in land	1,006,390	974,370
Property held for sale	1,857,244	1,857,244
Other	4,209,142	4,239,974

Total other assets	9,254,406	9,212,891

Total assets	$175,898,264	$167,465,582

Note: The balance sheet at May 29, 2005 was derived from the audited consolidated financial statements at that date. Certain amounts, however, have been restated to correct an error in actuarial pension calculations, described more fully in Note B of the accompanying notes.

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 11, 2005 (unaudited)	May 29, 2005 (Note) (restated)
Current liabilities
Long-term obligations due within one year
Long-term debt	$8,747,594	$7,598,182
Obligations under capitalized leases	495,000	533,016
Self insurance	877,864	851,737
Accounts payable	14,723,345	12,799,147
Accrued expenses	8,907,930	8,763,971
Income taxes	178,106	416,125

Total current liabilities	33,929,839	30,962,178

Long-term obligations
Long-term debt	32,423,850	29,570,481
Obligations under capitalized leases	2,917,050	3,136,836
Self insurance	1,950,409	1,981,342
Deferred income taxes	4,474,375	4,830,375
Deferred compensation and other	3,838,904	3,583,120

Total long-term obligations	45,604,588	43,102,154

Commitments	—	—

Shareholders’ equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,521,097 and 7,505,176 shares - stated value - $1	7,521,097	7,505,176
Additional contributed capital	62,531,392	62,226,047

	70,052,489	69,731,223
Retained earnings	59,103,775	56,490,185

	129,156,264	126,221,408
Less cost of treasury stock (2,447,323 and 2,449,394 shares)	32,792,427	32,820,158

Total shareholders’ equity	96,363,837	93,401,250

Total liabilities and shareholders’ equity	$175,898,264	$167,465,582

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Twenty-eight weeks ended December 11, 2005 and December 12, 2004

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at May 30, 2004 (as originally reported)	7,490,845	61,976,027	42,920,243	(32,920,555)	79,466,560
Pension actuarial correction	—	—	1,048,834	—	1,048,834

Balance at May 30, 2004 (restated)	7,490,845	61,976,027	43,969,077	(32,920,555)	80,515,394
Net earnings for twenty-eight weeks (restated)	—	—	5,740,906	—	5,740,906
Stock options exercised - new shares issued	9,831	146,995	—	—	156,826
Stock options exercised - treasury shares re-issued	—	(6,819)	—	69,173	62,354
Tax benefit from stock options exercised	—	48,870	—	—	48,870
Other treasury shares re-issued	—	38,862	—	33,542	72,404
Employee stock purchase plan	—	(32,612)	—	—	(32,612)
Cash dividends - $.33 per share	—	—	(1,663,570)	—	(1,663,570)

Balance at December 12, 2004 (restated)	7,500,676	62,171,323	48,046,413	(32,817,840)	84,900,572

Net earnings for twenty-four weeks (restated)	—	—	8,999,919	—	8,999,919
Stock options exercised - new shares issued	4,500	58,110	—	—	62,610
Stock options exercised - treasury shares re-issued	—	3,710	—	26,780	30,490
Tax benefit from stock options exercised	—	25,629	—	—	25,629
Other treasury shares re-issued	—	1,103	—	1,393	2,496
Treasury shares acquired	—	—	—	(30,491)	(30,491)
Employee stock purchase plan	—	(33,828)	—	—	(33,828)
Cash dividends - $.11 per share	—	—	(556,147)	—	(556,147)

Balance at May 29, 2005 (restated)	7,505,176	62,226,047	56,490,185	(32,820,158)	93,401,250

Net earnings for twenty-eight weeks	—	—	4,284,802	—	4,284,802
Stock options exercised - new shares issued	15,921	271,476	—	—	287,397
Tax benefit from stock options exercised	—	32,496	—	—	32,496
Other treasury shares re-issued	—	24,098	—	27,731	51,829
Employee stock purchase plan	—	(22,725)	—	—	(22,725)
Cash dividends - $.33 per share	—	—	(1,671,212)	—	(1,671,212)

Balance at December 11, 2005	$7,521,097	$62,531,392	$59,103,775	$(32,792,427)	$96,363,837

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Twenty-eight weeks ended December 11, 2005 and December 12, 2004

(unaudited)

	2005	2004 (restated)
Cash flows provided by (used in) operating activities:
Net earnings	$4,284,802	$5,740,906
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	6,860,709	6,230,249
Loss (gain) on disposition of assets, including abandonments	49,261	(30,317)

	11,194,772	11,940,838

Changes in assets and liabilities:
Accounts receivable	(342,838)	117,871
Inventories	(61,849)	(264,125)
Prepaid expenses and sundry deposits	(383,956)	(660,920)
Other assets	20,927	224,635
Prepaid, accrued and deferred income taxes	(470,046)	795,050
Tax benefit from stock options exercised	32,496	48,870
Accounts payable	1,366,083	(469,264)
Accrued expenses	143,959	(125,282)
Self insured obligations	(4,806)	(336,761)
Deferred compensation and other liabilities	255,784	220,069

	555,754	(449,857)

Net cash provided by operating activities	11,750,526	11,490,981

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(14,574,428)	(13,138,614)
Proceeds from disposition of property	—	242,360
Change in other assets	(107,981)	(233,030)

Net cash (used in) investing activities	(14,682,409)	(13,129,284)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	8,500,000	7,500,000
Payment of long-term debt and capital lease obligations	(4,755,021)	(4,030,572)
Cash dividends paid	(1,113,097)	(1,108,034)
Proceeds from stock options exercised - new shares issued	287,397	156,826
Proceeds from stock options exercised - treasury shares re-issued	—	62,354
Other treasury shares re-issued	51,829	72,404
Employee stock purchase plan	(22,725)	(32,612)

Net cash provided by financing activities	2,948,383	2,620,366

Net increase in cash and equivalents	16,500	982,063
Cash and equivalents at beginning of year	306,300	294,410

Cash and equivalents at end of quarter	$322,800	$1,276,473

Supplemental disclosures:
Interest paid	$1,697,832	$1,660,828
Income taxes paid (net of refunds, if any)	2,643,550	2,381,137
Dividends declared but not paid	558,115	555,536
Lease transactions capitalized	—	537,777

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Second Quarter Fiscal 2006, Ended December 11, 2005

NOTE A – ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. (The Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All Big Boy restaurants are currently located in various regions of Ohio, Kentucky and Indiana. Golden Corral restaurants currently operate primarily in the greater metropolitan areas of Cincinnati, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania. Plans are in place to expand the Golden Corral operation into markets in Columbus, Ohio, northern Indiana and southern Michigan.

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

Restatement of Financial Statements

The Company is in the process of restating its previously issued consolidated financial statements in its Form 10-K for the fiscal year ended May 29, 2005 and in its Form 10-Q for the first fiscal quarter ended September 18, 2005 due to the recent discovery of a formula error in the software program created by its actuarial consultant in June 1995 which caused the Company’s net periodic pension costs to be overstated. These restatements, the impact of which has been included with this Form 10-Q, will result in a reduction of payroll and related expenses in these prior periods associated with the Company’s defined benefit pension plan for restaurant managers and office and commissary employees. The cumulative effect of the software program error on total assets was understatements of $1,986,000 as of September 18, 2005 and $1,866,000 as of May 29, 2005. (See Note B – Restatement.)

Consolidation Practices

The accompanying consolidated financial statements include the accounts of Frisch’s Restaurants, Inc. and all of its subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year information to conform to the current year presentation. In the opinion of management, these interim financial statements include all adjustments (all of which were normal and recurring, except for the restatement described above) necessary for a fair presentation of all periods presented.

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

Use of Estimates and Critical Accounting Policies

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

Management considers the following accounting policies to be critical accounting policies because the application of estimates to these policies require management’s most difficult, subjective or complex judgments: self-insurance liabilities, net periodic pension cost and future pension obligations, and the carrying values of long-lived assets.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks in the amounts of $1,346,000 and $933,000 were included in accounts payable as of December 11, 2005 and May 29, 2005, respectively.

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of December 11, 2005 and May 29, 2005. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Accounting for Rebates

Cash consideration received from certain food vendors is treated as a reduction of cost of sales and is recognized in the same period the Company sells the food.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from ten to 25 years for buildings or components thereof and five to ten years for equipment. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term as lease terms are defined in Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $87,000 and $89,000 respectively, for the 28 weeks ended December 11, 2005 and December 12, 2004, and was $30,000 and $64,000 respectively, for the twelve weeks ended December 11, 2005 and December 12, 2004. Property betterments are capitalized while the cost of maintenance and repairs is expensed as incurred.

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant construction that was in progress as of December 11, 2005 totaled approximately $1,015,000 for one Big Boy restaurant. No Golden Corral restaurants were under construction at December 11, 2005. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

Certain surplus property is currently held for sale. All of the surplus property is stated at the lower of cost or market and is classified as “Property held for sale” in the consolidated balance sheet. Market values are generally determined by real estate brokers and/or management’s judgment.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Capitalized computer software is depreciated on the straight-line method over the estimated service lives, which range from three to ten years. The Company’s cost capitalization policy with respect to computer software complies with the American Institute of Certified Public Accountants’ Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The installation of an enterprise information system was completed in September 2004. Preliminary project stage costs were expensed as incurred in fiscal years 2002 and 2003. Software acquisition costs, installation, configuration, implementation and testing costs were capitalized during the application development stage. The capitalization of the project included interest costs together with payroll and payroll related costs for certain employees who worked on the implementation. Capitalized interest for the 28 and twelve weeks ended December 12, 2004 was $20,000 and zero, respectively. Capitalized payroll and payroll related costs for the 28 and twelve weeks ended December 12, 2004 was $96,000 and zero, respectively. Net of accumulated depreciation, the capitalized cost of the enterprise information system was $4,135,000 and $4,400,000, respectively, as of December 11, 2005 and May 29, 2005.

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

Leases

Minimum scheduled lease payments on operating leases, including escalating rental payments, are recognized as rent expense on a straight-line basis over the term of the lease, including option periods considered to be part of the lease term, as defined by SFAS 13, as amended. Contingent rentals, typically based on a percentage of restaurant sales in excess of a fixed amount, are expensed as incurred. SFAS 13 also requires rent to be recognized during that part of term of the lease when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while a restaurant is being constructed on leased land. Effective September 19, 2005, the capitalization of rent recognized during “rent holiday” periods was discontinued and is now charged to expense.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of December 11, 2005 and May 29, 2005, the carrying amount of goodwill acquired in prior years was $741,000, which is net of $308,000 amortized in prior years.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $91,000 per year in each of the next five years for the 34 Golden Corral restaurants in operation as of December 11, 2005. Amortization for the 28 weeks ended December 11, 2005 and December 12, 2004 was $45,000 and $39,000 respectively, and was $20,000 and $17,000 respectively, for the twelve weeks ended December 11, 2005 and December 12, 2004. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	December 11, 2005	May 29, 2005
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,360	$1,200
Less accumulated amortization	(294)	(249)

Carrying amount of Golden Corral initial franchise fees subject to amortization	1,066	951

Current portion of Golden Corral initial franchise fees subject to amortization	(91)	(83)
Golden Corral fees not yet subject to amortization	305	365

Other intangible assets	161	168

Total other intangible assets	$1,441	$1,401

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to expense as incurred.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred:

	28 weeks ended		12 weeks ended
	Dec. 11, 2005	Dec. 12, 2004	Dec. 11, 2005	Dec. 12, 2004
	(in thousands)
Golden Corral	$969	$786	$309	$282
Big Boy	162	264	61	45

	$1,131	$1,050	$370	$327

Benefit Plans

The Company has two qualified defined benefit pension plans covering all of its eligible employees. Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. (See Note F – Pension Plans.) Hourly restaurant employees hired after December 31, 1998 are ineligible to participate in the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan (the hourly plan) with a matching 40 percent employer cash contribution. The Company’s match vests on a scale based on length of service.

The executive officers of the Company and certain other “highly compensated employees” (HCE’s) are disqualified from participation in the Company’s 401(k) savings plan (the salaried plan – ten percent matching employer cash contribution with immediate vesting). A non-qualified savings plan – Frisch’s Executive Savings Plan (FESP) – provides a means by which HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s salary into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first ten percent of salary deferred at a rate of ten percent for deferrals into mutual funds, while a fifteen percent match is added to the common stock option. Although the Company owns the mutual funds until the retirement of the participants, the funds are invested at the direction of the participants. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the balance sheet.

The Company also has an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that was originally intended to provide a supplemental retirement benefit to the HCE’s whose benefits under the qualified defined benefit pension plans were reduced when their compensation exceeded Internal Revenue Code imposed limitations or when elective salary deferrals were made to FESP. In 2000, HCE’s became ineligible to be credited with additional benefits for service under the qualified defined benefit pension plans and the SERP (interest continues to accrue). Comparable pension benefits are provided through a non-qualified Nondeferred Cash Balance Plan. (See Note F – Pension Plans.)

Prepaid pension benefit costs (see Note F – Pension Plans) and FESP assets are the principal components of “Other long-term assets” in the balance sheet. Also see Note B – Restatement.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Claims experience has historically been reviewed each quarter, with a more comprehensive annual review being performed during the first quarter of each fiscal year. The annual review would typically result in adjustments to the self-insurance liabilities to more closely match claims experience. Active claims management and post accident drug testing in recent years has effected vast improvements in claims experience. As a result, management determined that a comprehensive review should be performed every quarter and that adjustments to the self-insurance liabilities should be recorded as needed based on claims experience, beginning with the third quarter of fiscal 2005 that ended March 6, 2005. (Accordingly, adjustments of $349,000 and $81,000 were recorded respectively in the third and fourth quarters of fiscal 2005 to lower self-insurance liabilities.) A lower rate is being used in the current fiscal year to accrue initial self-insurance liabilities, which should reduce future quarterly adjustments.

Self-insurance liabilities were lowered by $392,000 and $614,000 respectively, during the first quarters of fiscal years 2006 and 2005. The twelve weeks ended December 11, 2005 (the second quarter of fiscal 2006) required an adjustment to increase self-insured liabilities by $18,000.

Fair Value of Financial Instruments

With the exception of long-term debt (see Note C - Long-Term Debt), the carrying value of the Company’s financial instruments approximates fair value.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

	28 weeks ended		12 weeks ended
	Dec. 11, 2005	(restated) Dec. 12, 2004	Dec. 11, 2005	(restated) Dec. 12, 2004
	(in thousands, except per share data)
Net Income, as reported	$4,285	$5,741	$1,683	$2,786
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	193	258	96	130

Pro forma net income	$4,092	$5,483	$1,587	$2,656

Earnings per share
Basic – as reported	$0.85	$1.14	$.33	$.55
Basic – pro forma	$0.81	$1.09	$.31	$.53

Diluted – as reported	$0.83	$1.11	$.33	$.54
Diluted – pro forma	$0.79	$1.06	$.31	$.52

(a)	For a summary of options granted, refer to the stock option section of Note E – Capital Stock.

The estimated total stock-based employee compensation expense was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	28 weeks ended		12 weeks ended
	Dec. 11, 2005	Dec. 12, 2004	Dec. 11, 2005	Dec. 12, 2004
Dividend yield	1.80%	1.61%	1.80%	1.61%
Expected volatility	26%	29%	26%	29%
Risk free interest rate	3.87%	3.82%	4.25%	3.35%
Expected lives	5 years	5 years	5 years	5 years
Weighted average fair value of options granted	$6.19	$8.13	$6.12	$6.79

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” The revised SFAS 123 (SFAS 123(R)), “Share-Based Payment,” supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of stock options issued to be expensed. It is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which will be the Company’s fiscal year 2007 that begins May 29, 2006. The impact upon adoption is expected to be similar to the pro forma information required by SFAS 148 that is disclosed elsewhere in Note A – Accounting Policies.

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

The Company reviewed all other significant newly issued accounting pronouncements, including Statements of Financial Accounting Standards Nos. 152 “Accounting for Real Estate Time Sharing Transactions” and 153 “Exchanges of Nonmonetary Assets,” and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future adoption. Statement of Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued in May 2005, effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of SFAS 154 for any accounting changes or error corrections that occur after May 28, 2006.

NOTE B - RESTATEMENT (for error in actuarial calculations relating to defined benefit pension plan)

In early December 2005, the Company’s actuarial consulting firm informed the Company of an error in the software program created by the consultant in June 1995, to calculate certain items in connection with the Company’s defined benefit pension plan for managers, office employees and commissary employees. The error was in a formula the consultant used to calculate the pro-ration of an individual’s benefits between pre- and post- 1993 accounts. According to the actuarial consultant, its formula failed to properly prorate the benefit for service for plan participants with less than 28 years of service before normal retirement. Given the nature of the error, the Company could not have identified this error through its review of the actuarial information provided by the actuarial consultant.

The actuarial consultant has confirmed to the Company that the error has had no effect on any benefits paid to plan participants.

The formula error has impacted the calculation (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”) of the Company’s net periodic pension cost (and related balance sheet and income statement accounts) for that defined benefit pension plan, resulting in a series of quarterly/annual overstatements of the net periodic pension cost for each of the previous ten fiscal years. The overstatement in each period is deemed by the Company to be immaterial for that period. The cumulative balance sheet effect of these errors as of May 30, 2005 is an understatement of prepaid assets of approximately $1,866,000, of which $268,000 was understated in “Prepaid expenses and sundry deposits” and $1,598,000 was understated in “Other long-term assets.”

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - RESTATEMENT (for error in actuarial calculations relating to defined benefit pension plan) (CONTINUED)

The table below shows the financial statement effect of the error on the Company’s balance sheets for each of the last two fiscal years plus the first quarter of fiscal 2006:

	(in thousands)
	Sept. 18, 2005	May 29, 2005	May 30, 2004
Prepaid pension cost – as reported	$2,761	$2,836	$2,957
Prepaid pension cost – as restated	4,747	4,702	4,546
Amount of understatement	(1,986)	(1,866)	(1,589)

Total assets – as reported	170,600	165,599	156,848
Total assets – as restated	172,586	167,465	158,437
Amount of understatement	(1,986)	(1,866)	(1,589)
As a percentage of total assets	1.2%	1.1%	1.0%

Deferred income taxes – as reported	4,372	4,196	3,540
Deferred income taxes - as restated	5,047	4,830	4,080
Amount of understatement	(675)	(634)	(540)

Total shareholders’ equity – as reported	93,738	92,170	79,467
Total shareholders’ equity – as restated	95,049	93,402	80,516
Amount of understatement	(1,311)	(1,232)	(1,049)
As a percentage of shareholders’ equity	1.4%	1.3%	1.3%

The table below shows the financial statement effect of the error on the Company’s income statements for each of the last five fiscal years (in thousands, except per share amounts):

	2005	2004	2003	2002	2001
Payroll and related expense – as reported	$92,629	$88,061	$81,004	$73,811	$64,826
Payroll and related expense – as restated	92,352	87,818	80,815	73,633	64,662
Amount of overstatement	277	243	189	178	164
As a percentage of sales	(0.1)%	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Net earnings – as reported	14,558	10,529	9,778	7,971	7,686
Net earnings – as restated	14,741	10,689	9,903	8,088	7,794
Amount of understatement	(183)	(160)	(125)	(117)	(108)
As a percentage of net earnings	1.3%	1.5%	1.3%	1.5%	1.4%

Diluted EPS – as reported	2.82	2.05	1.95	1.59	1.49
Diluted EPS – as restated	2.86	2.08	1.97	1.61	1.51
Amount of understatement	(.04)	(.03)	(.02)	(.02)	(.02)
As a percentage of diluted EPS	1.4%	1.5%	1.0%	1.3%	1.3%

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - RESTATEMENT (for error in actuarial calculations relating to defined benefit pension plan) (CONTINUED)

The table below shows the financial statement effect of the error on the Company’s income statements for each of the last five fiscal quarters, (in thousands, except per share amounts):

Number of weeks in quarter:	16 1st Q 2006	12 4th Q 2005	12 3rd Q 2005	12 2nd Q 2005	16 1st Q 2005
Payroll and related expense – as reported	$28,672	$21,432	$21,005	$22,200	$27,993
Payroll and related expense – as restated	28,552	21,368	20,941	22,136	27,908
Amount of overstatement	120	64	64	64	85
As a percentage of sales	(0.1)%	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Net earnings – as reported	2,522	2,772	6,143	2,744	2,899
Net earnings – as restated	2,601	2,814	6,185	2,786	2,956
Amount of understatement	(79)	(42)	(42)	(42)	(57)
As a percentage of net earnings	3.1%	1.5%	0.7%	1.5%	2.0%

Diluted EPS – as reported	.49	.54	1.19	.53	.56
Diluted EPS – as restated	.50	.55	1.20	.54	.57
Amount of understatement	(.01)	(.01)	(.01)	(.01)	(.01)
As a percentage of diluted EPS	2.0%	1.9%	0.8%	1.9%	1.8%

NOTE C - LONG-TERM DEBT

	December 11, 2005		May 29, 2005
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$1,500	$—	$2,000
Term Loans	8,748	27,924	7,598	24,570
Bullet Loan	—	3,000	—	3,000
Revolving Credit Loan	—	—	—	—

	$8,748	$32,424	$7,598	$29,570

The portion payable after one year matures as follows:

	December 11, 2005	May 29, 2005
	(in thousands)
Period ending in 2007	$9,547	$9,363
2008	10,121	9,726
2009	5,039	5,161
2010	3,689	2,780
2011	2,662	2,058
Subsequent to 2011	1,366	482

	$32,424	$29,570

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

Fixed interest rates have been chosen for all of the Term Loans (original notes for $61,500,000), the weighted average of which is 6.08 percent, and all of the Term Loans are being repaid in 84 equal monthly installments of principal and interest aggregating $913,000, expiring in various periods ranging from May 2006 through December 2012. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. As of December 11, 2005, $1,500,000 remained in the Construction Phase of the Facility, which was subsequently converted to Term Loan on January 1, 2006. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2008, unless extended.

The Bullet Loan bears interest at a fixed rate of 5.57 percent. It matures and is payable in one installment on December 31, 2007. On September 27, 2005, four of six mortgages that had been held as collateral for the Bullet Loan were released pursuant to the amended and restated loan agreements. The approximate book value of the real property secured by the two remaining mortgages is $4,291,000 as of December 11, 2005.

The Revolving Credit Loan allows for borrowing of up to $5,000,000 to fund temporary working capital needs. The loan, none of which was outstanding as of December 11, 2005, is subject to a 30 consecutive day out-of-debt period each year. The amended and restated loan agreements extended its maturity from September 1, 2006 to September 1, 2008. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a .25 percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to tangible net worth, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of December 11, 2005. Compensating balances are not required by these loan agreements.

Being variable rated interest loans, the fair values of any outstanding balances in the Construction Phase of the Construction Draw Facility or the Revolving Credit Loan approximate carrying value as of December 11, 2005 and May 29, 2005. The fair value of the Bullet Loan also approximates carrying value. The fair values of the fixed rate Term Loans shown in the following table are based on fixed rates that would be available for loans with identical terms and maturities, if borrowed at December 11, 2005 and May 29, 2005.

	December 11, 2005		May 29, 2005
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Term Loans - under Construction Draw Facility	$36,672	$35,681	$32,168	$31,715

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LEASED PROPERTY

Although it is the Company’s policy to own its restaurant locations whenever possible, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of December 11, 2005, 32 restaurants were in operation on leased premises, ten of which are capital leases. Delivery equipment is also held under capitalized leases expiring during periods through 2012. Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	December 11, 2005	May 29, 2005
	(in thousands)
Restaurant facilities	$5,967	$5,967
Equipment	1,165	1,165

	7,132	7,132
Less accumulated amortization	(6,072)	(5,841)

	$1,060	$1,291

As of December 11, 2005, 22 of the Company’s restaurant properties are occupied pursuant to operating leases, eight of which are ground leases for Golden Corral restaurants. The Company is also obligated to a ground lease for a Big Boy restaurant that is currently under construction and is scheduled to open in February 2006. Office space is occupied under an operating lease that expires during 2013, with renewal options available through 2023. The Company has the option to purchase the office property in 2023.

Rent expense under operating leases:

	28 weeks ended		12 weeks ended
	Dec. 11, 2005	Dec. 12, 2004	Dec. 11, 2005	Dec. 12, 2004
	(in thousands)
Minimum rentals	$1,025	$837	$471	$352
Contingent payments	28	32	15	18

	$1,053	$869	$486	$370

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LEASED PROPERTY

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending December 11,	Capitalized leases	Operating leases
	(in thousands)
2006	$776	$1,751
2007	2,777	1,776
2008	189	1,764
2009	116	1,720
2010	81	1,439
2011 to 2025	153	17,409

Total	4,092	$25,859

Amount representing interest	(680)

Present value of obligations	3,412
Portion due within one-year	(495)

Long-term obligations	$2,917

Not included in the above table is a contingent liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

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

As of December 11, 2005, options to purchase 84,500 shares had been granted, including 20,000 that belong to the President and Chief Executive Officer. The Committee has determined that outstanding options belonging to the President and Chief Executive Officer vest six months from the date of grant. The Committee has further determined that outstanding options granted to other key employees vest in three equal annual installments and that outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. As of December 11, 2005, 724,000 shares remain available to be optioned, including 8,500 shares granted that were subsequently forfeited, which are again available for grants in accordance with the “Re-Use of Shares” provision of the Plan.

No other awards - stock appreciation rights, restricted stock award, unrestricted stock award or performance award - had been granted under the 2003 Stock Option and Incentive Plan.

Other Stock Option Plans

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. As of December 11, 2005, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned to date, 342,821 remain outstanding as of December 11, 2005, 211,478 of which belong to the President and Chief Executive Officer.

Shares may be optioned to employees at not less than 75% of fair market value on the date granted. The Amended Plan added a provision for automatic, annual stock option grants of 1,000 shares to each of the Company’s non-employee directors. The per share exercise price for options granted to non-employee directors must equal 100 percent of fair market value on the date of grant. The Amended Plan also added a Company right to repurchase shares acquired on exercise of options if an optionee chooses to dispose of such shares. Stock appreciation rights are not provided for under the Amended Plan. All outstanding options under the 1993 Plan were granted at fair market value and expire 10 years from the date of grant. Outstanding options to the President and Chief Executive Officer generally vest in six months, while options granted to non-employee members of the Board of Directors vest after one year. Outstanding options granted to other key employees vest in three equal annual installments.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E – CAPITAL STOCK (CONTINUED)

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan:

	28 weeks ended
	December 11, 2005		December 12, 2004
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share
Outstanding at beginning of year	376,577	$18.90	319,993	$15.97
Granted during the 28 weeks	77,500	$24.50	81,000	$29.37
Exercised during the 28 weeks	(15,921)	$18.05	(14,997)	$14.61
Expired during the 28 weeks	—	$—	—	$—
Forfeited during the 28 weeks	(19,335)	$25.90	(1,919)	$18.94

Outstanding at end of quarter	418,821	$19.65	384,077	$18.84

Exercisable at beginning of year	283,903	$17.04	227,314	$14.94

Exercisable at end of quarter	315,319	$17.84	260,571	$15.58

Stock options outstanding and exercisable as of December 11, 2005 for the 1993 Stock option Plan and the 2003 Stock option and Incentive Plan:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	72,229	$10.62	4.36 years
$13.01 to $18.00	58,085	$13.74	5.55 years
$18.01 to $24.20	160,507	$19.78	7.27 years
$24.21 to $30.13	128,000	$27.25	8.96 years

$ 8.31 to $30.13	418,821	$19.65	7.05 years

Exercisable:
$ 8.31 to $13.00	72,229	$10.62	—
$13.01 to $18.00	58,085	$13.74	—
$18.01 to $24.20	135,998	$19.46	—
$24.21 to $30.13	49,007	$28.87	—

$ 8.31 to $30.13	315,319	$17.84	—

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of October 31, 2005 (latest available data), 109,868 shares had been purchased through the plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of October 31, 2005, the custodian held 37,371 shares on behalf of employees.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E – CAPITAL STOCK (CONTINUED)

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Executive Savings Plan (see Note A – Accounting Policies) when it was established in 1993. As of December 11, 2005, 48,330 shares remained in the reserve, including 10,162 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of December 11, 2005, the Company’s treasury held 2,447,323 shares of the Company’s common stock. From September 1998 through January 2002, 1,135,286 shares of the Company’s common stock were repurchased at a cost of $12,162,000 pursuant to repurchase programs authorized by the Company’s Board of Directors. No shares were repurchased under the two-year authorization that expired October 7, 2004.

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

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
28 weeks ended:

December 11, 2005	5,061,406	$0.85	100,295	5,161,701	$0.83
December 12, 2004 (restated)	5,036,682	$1.14	116,355	5,153,037	$1.11

12 weeks ended:

December 11, 2005	5,066,385	$.33	95,881	5,162,266	$.33
December 12, 2004 (restated)	5,039,103	$.55	105,119	5,144,222	$.54

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans plus an unfunded non qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Also, see Note B – Restatement. The following table shows the components of net periodic pension cost for all periods presented in these consolidated financial statements:

	28 weeks ended		12 weeks ended
Net periodic pension cost components	Dec. 11, 2005	(restated) Dec. 12, 2004	Dec. 11, 2005	(restated) Dec. 12, 2004
	(in thousands)
Service cost	$894	$873	$405	$348
Interest cost	790	770	357	306
Expected return on plan assets	(1,068)	(1,043)	(484)	(415)
Amortization of prior service cost	38	35	17	14
Amortization of loss	269	261	126	108

Net periodic pension cost	$923	$896	$421	$361

Weighted average discount rate	6.0%	6.5%	6.0%	6.5%
Weighted average rate of compensation increase	4.5%	5.0%	4.5%	5.0%
Weighted average expected long-term rate of return on plan assets	8.5%	8.5%	8.5%	8.5%

The Company anticipates making contributions to the two qualified defined benefit pension plans sufficient to satisfy legal funding requirements for the year ending May 28, 2006 plus additional tax-deductible amounts that may be deemed advisable.

Compensation expense (not included in the net periodic pension cost described above) relating to the Nondeferred Cash Balance Plan (see Note A – Accounting Policies) was $268,000 and $275,000 respectively, during the 28 weeks ended December 11, 2005 and December 12, 2004, and was $109,000 and $124,000 respectively, for the twelve weeks ended December 11, 2005 and December 12, 2004. Contributions of $367,000 and $521,000 respectively, were made to the Plan in December 2005 and December 2004.

The Company sponsors two 401(k) plans (see Note A – Accounting Policies). In addition, a non-qualified Executive Savings Plan is sponsored for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Note A – Accounting Policies). In the 28 weeks ended December 11, 2005 and December 12, 2004, matching contributions to the 401(k) plans amounted to $85,000 and $91,000 respectively, and were $36,000 and $38,000 respectively, during the twelve weeks ended December 11, 2005 and December 12, 2004. Matching contributions to the Executive Savings Plan were $12,000 and $12,000 respectively, during the 28 weeks ended December 11, 2005 and December 12, 2004, and were $5,000 and $4,000 respectively, during the twelve weeks ended December 11, 2005 and December 12, 2004.

The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G – SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	28 weeks ended		12 weeks ended
	Dec. 11, 2005	(restated) Dec. 12, 2004	Dec. 11, 2005	(restated) Dec. 12, 2004
	(in thousands)
Sales
Big Boy	$99,528	$100,594	$44,394	45,401
Golden Corral	53,958	50,216	22,559	21,346

	$153,486	$150,810	$66,953	$66,747

Earnings before income taxes
Big Boy	$12,033	$12,297	$5,559	$5,978
Opening expense	(162)	(264)	(60)	(45)

Total Big Boy	11,871	12,033	5,499	5,933

Golden Corral	743	2,502	(542)	869
Opening expense	(969)	(786)	(310)	(282)

Total Golden Corral	(226)	1,716	(852)	587

Total restaurant level profit	11,645	13,749	4,647	6,520

Administrative expense	(4,377)	(4,159)	(1,788)	(1,791)
Franchise fees and other revenue	663	733	290	311
Gain on asset sales	—	89	—	89

Operating profit	7,931	10,412	3,149	5,129

Interest expense	(1,440)	(1,446)	(657)	(641)

Earnings before income taxes	$6,491	$8,966	$2,492	$4,488

Depreciation and amortization
Big Boy	$4,072	$3,884	$1,785	$1,688
Golden Corral	2,789	2,346	1,229	1,053

	$6,861	$6,230	$3,014	$2,741

Capital expenditures
Big Boy	$6,004	$5,973	$3,203	$2,746
Golden Corral	8,570	7,166	3,298	1,394

	$14,574	$13,139	$6,501	$4,140

	As of
	Dec. 11, 2005	(restated) May29, 2005
Identifiable assets
Big Boy	$86,898	$84,944
Golden Corral	89,000	82,522

	$175,898	$167,466

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

A group of current and former employees of one of the Company’s Golden Corral restaurants filed a collective action against the Company in December 2003 alleging multiple violations of the Fair Labor Standards Act. The parties have negotiated a settlement agreement that dismissed the case in U. S. District Court and submitted the matter to arbitration. The settlement contains a provision for opt-in notices to be sent to all current and former employees of the restaurant who are eligible to participate in the arbitration. While it is not possible to ascertain the ultimate legal and financial liability of the Company with respect to this matter, the Company has set aside a reserve that it believes is a reasonable estimate for the probable resolution of the matter. The charge against earnings to establish a reserve during the quarter ended September 18, 2005 did not have a material adverse impact on the Company’s earnings or financial position.

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

As of December 11, 2005, the Company has two outstanding letters of credit totaling $164,000 in support of its self- insurance program (See Note A – Accounting Policies). The Company also has an outstanding letter of credit for $162,000 that supports an environmental remediation plan for the restoration of certain land that the Company no longer owns, which was contaminated by a previous owner who can not be located. There are no other outstanding letters of credit issued by the Company.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I – LIFE INSURANCE BENEFIT

The Company owned a number of life insurance policies on the Chairman of the Board of Directors (formerly President and Chief Executive Officer of the Company), who died on February 2, 2005. As the primary beneficiary of these policies, the Company filed claims for death benefits aggregating $9,659,000. Estimates of the cash surrender value of the policies totaling $4,719,000 had previously been recorded in the balance sheet as “Net cash surrender value – life insurance policies.” The excess of the proceeds over the cash surrender value amounted to $4,440,000, which is net of $500,000 that was due another beneficiary (see Note J – Related Party Transactions), was credited to earnings as a non-taxable benefit during the third quarter of fiscal 2005. All of the death benefit proceeds have been collected in full.

NOTE J - RELATED PARTY TRANSACTIONS

A Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of another director of the Company pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $2,662,000 and $2,705,000 respectively, during the 28 weeks ended December 11, 2005 and December 12, 2004, and was $1,173,000 and $1,216,000 respectively, during the twelve weeks ended December 11, 2005 and December 12, 2004. The amount owed to the Company from these restaurants was $152,000 and $106,000 respectively, as of December 11, 2005 and May 29, 2005. Amounts due are generally settled within 28 days of billing.

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

The Chairman of the Board had an employment agreement that had a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, which is to be adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index. The present value of the long-term portion of the obligation approximating $1,482,000 is reflected in the balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $123,000 is included in current liabilities.

ITEM 1A. RISK FACTORS

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

Severe winter weather could have a prominent negative impact upon revenue during the twelve-week third quarter of fiscal 2006 which spans most of the winter season from mid December through early March 2006. Consumer confidence, already weakened by a soft economy in the Company’s Midwest operating markets and the steep cost of gasoline, may decline further during the winter months as home heating costs soar and consumer debt payments are scheduled to rise, harming discretionary spending in general, and spending in restaurants in particular. The Company’s occupancy and other fixed operating costs will have a greater adverse impact on results of operations during any quarter that may experience disruptions to normal sales patterns.

The Company’s costs are also obviously affected by increasing energy prices. Petroleum based material is often used to package certain products for distribution. The cost to transport these products from the commissary to restaurant operations will rise with each increase in gasoline prices. Finally, and most significantly, rising natural gas prices are expected to result in much higher costs to heat dining rooms and cook food during the winter months.

Golden Corral same-store sales declines have been experienced for nine consecutive quarters. During the quarter for which this report on Form 10-Q is being filed, Golden Corral’s pre-tax earnings declined nearly $1,440,000 from the same period a year ago to a pre-tax loss of just over $850,000, resulting in a pre-tax loss of $226,000 for the first half of fiscal 2006. Seven Golden Corral’s are now cash flow negative. The ability of the Company to identify the root cause of the downturn, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk.

The Company continually takes reasonable preventive measures to reduce the risks and uncertainties that it faces. However, the nature of some risks and uncertainties offers little control to the Company. The materialization of any of the risks and uncertainties identified herein, together with those risks previously disclosed in Exchange Act reports (and not specifically repeated or restated here) or those that are presently unforeseen, could result in significant adverse effects on the Company’s financial position, results of operations and cash flows, which could include the permanent closure of the affected restaurant(s) with an impairment of assets charge taken against earnings, and could adversely affect the price at which shares of the Company’s common stock trade.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are “forward-looking statements” (as that item is defined in the Private Securities Litigation Reform Act of 1995) that are subject to risks, uncertainties and other factors that could cause actual results and performance to differ materially from those expressed or implied by those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed in this Form 10-Q under “Item 1A. Risk Factors.” “Forward-looking statements” can generally be identified in sentences that contain words such as “should,” “would,” “could,” “may,” “plan,” “anticipate,” “project,” “believe,” “will,” “expect,” “estimate,” “intend,” “continue,” “assumptions,” “goals,” “target,” and similar words (or derivatives thereof) that may be used to convey “forward-looking statements” that are contained in this MD&A.

All forward-looking information in this MD&A is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. The Company undertakes no obligation to update any forward-looking statements that may be contained in this MD&A.

RESTATEMENTS

The Company is in the process of restating its previously issued consolidated financial statements on Form 10-K as of and for the period ended May 29, 2005 and on Form 10-Q as of and for the period ended September 18, 2005. These restatements, the impact of which has been included with the filing of this report on Form 10-Q for the quarter ended December 11, 2005, will result in a reduction of expense in prior periods associated with one of the Company’s defined benefit pension plans. The cumulative effect of the error on total assets was $1,866,000 as of May 29, 2005 and $1,986,000 as of September 18, 2005. The restatement is the result of correcting a formula error created by the Company’s actuarial consulting firm, which dates back to 1995. The error caused the Company’s annual pension liability and net periodic pension cost determination to be overstated in every reporting period since 1995.

CORPORATE OVERVIEW

The Company’s Second Quarter of Fiscal 2006 consists of the twelve weeks ended December 11, 2005, and compares with the twelve weeks ended December 12, 2004, which constituted the Second Quarter of Fiscal 2005. The First Half of Fiscal 2006 consists of the 28 weeks ended December 11, 2005, and compares with the 28 weeks ended December 12, 2004, which constituted the First Half of Fiscal 2005. The first half of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains 28 weeks whereas the second half of the year normally contains only 24 weeks. The twelve-week third quarter in particular is a disproportionately smaller share of annual revenue and earnings because it spans most of the winter season from mid December through early March. Additionally, severe winter weather can have a marked negative impact upon revenue and earnings during the third quarter. Operations consist of two reportable segments within the restaurant industry: “Big Boy” restaurants and “Golden Corral” restaurants.

Certain reclassifications to the consolidated statement of earnings have been made to the Second Quarter of Fiscal 2005 and the First Half of 2005 to conform to the current year presentation.

Despite reaching record sales of $66,953,000 during the Second Quarter of Fiscal 2006 (an increase of $206,000, or .3 percent higher than the Second Quarter of Fiscal 2005), sales volume was disappointing:

•	Big Boy same store sales decreased 1.8 percent.

•	Golden Corral same store sales declined 10.7 percent.

Record sales of $153,486,000 were reached for the First Half of Fiscal 2006, an increase of $2,676,000 or 1.8 percent higher than the First Half of Fiscal 2005. However, it should be noted:

•	Big Boy same store sales decreased of 1.2 percent.

•	Golden Corral same store sales declined 10.5 percent.

Net earnings for the Second Quarter of Fiscal 2006 were $1,683,000, or diluted earnings per share (EPS) of $.33. Comparable net earnings from the Second Quarter of Fiscal 2005 (as restated) were $2,786,000, or $.54 diluted EPS. Net earnings for the First Half of Fiscal 2006 were $4,285,000, or $.83 diluted EPS. Comparable net earnings from the First Half of Fiscal 2005 (as restated) were $5,741,000, or $1.11 diluted EPS. The erosion of sales had its impact on comparable gross profits:

•	Big Boy gross profit declined 6.6 percent from the Second Quarter of Fiscal 2005 (as restated), and 1.4 percent below the First Half of Fiscal 2005 (as restated).

•	Golden Corral gross profit was 135 percent below the Second Quarter of Fiscal 2005 (as restated), and was 66.6 percent below the First Half of Fiscal 2005 (as restated).

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

	Second Quarter		First Half
	Dec. 11, 2005	Dec. 12, 2004	Dec. 11, 2005	Dec. 12, 2004
	(in thousands)
Big Boy restaurant sales	$42,119	$43,147	$94,381	$95,994
Wholesale sales to licensees	2,119	2,103	4,799	4,277
Other wholesale sales	156	151	349	323

Total Big Boy Sales	44,394	45,401	99,529	100,594

Golden Corral sales	22,559	21,346	53,957	50,216

Consolidated restaurant sales	$66,953	$66,747	$153,486	$150,810

Decreased Big Boy restaurant sales shown in the above table are attributable to same store sales declines of 1.8 percent and 1.2 percent respectively, in the Second Quarter of Fiscal 2006 and the First Half of Fiscal 2006. The same store sales declines can be further traced to lower customer counts, as current traffic fell 3.5 percent below the Second Quarter of Fiscal 2005 and 3 percent lower than the First Half of Fiscal 2005. Big Boy same store sales have declined for three consecutive quarters. Menu prices were increased 1.4 percent in September 2005, 1 percent in February 2005 and 1.5 percent in September 2004. Another price increase is currently being planned for February 2006.

Through the third quarter of fiscal 2005 (ended March 6, 2005), Big Boy restaurants had achieved same store sales increases in 29 of the last 30 quarters. Management continues to believe there is a direct correlation between lower customer counts that have been experienced over the last three quarters and the continuing steep cost of gasoline. It is noteworthy that gasoline prices first crossed the threshold of $2.00 per gallon in March 2005. A soft economy in the Company’s Midwest markets has probably affected consumer confidence in general especially as home heating costs are likely to soar over the coming winter months.

The Company currently operates 89 Big Boy restaurants. This count includes one that re-opened in August 2005 following its reconstruction. It had been temporarily closed since May 2005. No other new Big Boy restaurants have opened during the last twelve months. One older, low volume Big Boy restaurant ceased operations in November 2004. A brand new Big Boy is currently under construction, scheduled to open in February 2006. Two existing Big Boy restaurants are planned for relocation to better sites within the same markets (during calendar year 2006). No interruption of sales is expected during construction.

The Golden Corral sales increases were due entirely to more restaurants in operation:

	Second Qtr.		First Half
	2006	2005	2006	2005
In operation at beginning of period	32	27	30	26
Opened during the period	2	2	4	3
In operation at end of period	34	29	34	29
Total sales weeks during period	394	339	892	763

There were no Golden Corral restaurants under construction as of December 11, 2005. Current plans now call for only two Golden Corral restaurants to open in calendar year 2006.

For the Second Quarter of Fiscal 2006, Golden Corral same store sales were 10.7 percent below the Second Quarter of Fiscal 2005, as customer counts fell by 11.3 percent. Golden Corral restaurants have now suffered nine consecutive quarters of same store sales decreases, including 45 consecutive weekly declines, most of which have been double-digit declines. For the First Half of Fiscal 2006, same store sales decreased 10.5 percent on an 11.6 percent drop in customer counts. Prices were increased 1.8 percent in May 2005.

Steep gasoline prices have been especially harsh on Golden Corral’s customer counts. In addition, the soft Midwest economy has had a greater effect on Golden Corral sales than on Big Boy sales. However, management believes that operational execution is in need of improvement. Certain strategies are now being implemented to grow sales and halt unacceptable margin erosions. Reducing new store openings will allow management to focus on a return to fundamentals, including proper in-store execution, every day promotion, labor scheduling and staffing. A new marketing strategy – “Everyone Deserves a Good Meal, Everyday” - is also being put into place that features special menu items at dinner each day of the week.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	2nd Quarter		First Half
	Dec. 11, 2005	(restated) Dec. 12, 2004	Dec. 11, 2005	(restated) Dec. 12, 2004
	(in thousands)
Big Boy gross profit	$6,563	$7,027	$14,256	$14,459
Golden Corral gross profit (loss)	(362)	1,043	935	2,797

Total gross profit by segment	$6,201	$8,070	$15,191	$17,256

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	12 weeks 12/11/05			12 weeks 12/12/04 (restated)			28 weeks 12/11/05			28 weeks 12/12/04 (restated)
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and Paper	35.1	32.5	40.2	35.0	33.0	39.2	34.9	32.6	39.3	35.0	32.7	39.5
Payroll and Related	33.2	34.0	31.6	33.2	34.0	31.3	33.1	34.2	31.0	33.2	34.3	30.9
Other Operating Costs (including opening costs)	22.5	18.7	29.8	19.8	17.5	24.6	22.1	18.9	28.0	20.4	18.6	24.0
Gross Profit	9.2	14.8	-1.6	12.0	15.5	4.9	9.9	14.3	1.7	11.4	14.4	5.6

Food cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral concept. Golden Corral’s food cost percentages increased over comparable periods due to primarily high beef prices. Big Boy’s percentages improved reflecting cost stabilization of certain commodities combined with the effects of higher menu prices.

Self-insured claims experience has historically been reviewed each quarter, with a comprehensive review during the first quarter of each year, when the self-insured reserves would be adjusted to more closely reflect claims experience. The Company has been able to take significant reductions to the reserves during the first quarters of recent years because of active claims management and post accident drug testing. Beginning with the third quarter of fiscal 2005, management determined that comprehensive reviews were warranted each quarter, and that self-insured reserves should be adjusted as necessary based on claims experience.

The reviews of self-insured reserves resulted in favorable adjustments of $392,000 and $614,000, respectively, during the first quarters of fiscal 2006 and fiscal 2005. An unfavorable adjustment of $18,000 was recorded during the Second Quarter of Fiscal 2006. A lower percentage of payroll is being used in the current fiscal year to accrue initial self-insurance reserves, which should reduce the size of future quarterly adjustments.

Payroll and related cost percentages remained fairly stable in all periods presented reflecting significant reductions in the number of hours worked to coincide with lower sales levels. Although congressional efforts continually mount to increase the federal minimum wage, the Company believes it is unlikely that such federal legislation will be passed in the near term. The Company believes minimum wage legislation at the state level poses a greater threat. When, and if, such legislation is enacted, the Company will counter the effects with higher menu prices, together with tighter payroll standards and a reduction in hours worked. New overtime pay rules initiated by the U. S. Department of labor went into effect in August 2004. The new rules had a negligible impact on the Company.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87) was $421,000 in the Second Quarter of Fiscal 2006 and was $361,000 the Second Quarter of Fiscal 2005, as restated. Net periodic pension cost was $923,000 for the First Half of Fiscal 2006 and was $896,000 for the First Half of Fiscal 2005, as restated. The Company anticipates making contributions to the two qualified defined pension plans that it sponsors that will satisfy legal funding requirements for the year ending May 28, 2006 plus additional tax-deductible amounts that may be deemed advisable.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. As most of these expenses tend to be more fixed in nature, same store sales decreases cause these costs to be a higher percentage of sales, as reflected in the above table for Big Boy and Golden Corral. Lower opening costs over the second half of fiscal 2006 should help improve the Golden Corral percentage, reflecting the Company’s decision to not build any more Golden Corrals during fiscal 2006. From that decision, the Company also expects to improve operational execution in same stores.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit and other revenue is added to it. Gains and losses from sale of real property, if any, are then respectively added or subtracted.

Administrative and advertising expense increased $258,000, or 3.4 percent during the First Half of Fiscal 2006, while the Second Quarter of Fiscal 2006 was roughly the same as the second Quarter of Fiscal 2005. The cost of litigating certain matters is the largest component of the increase during the First Half of Fiscal 2006.

Revenue from franchise fees is based on sales of Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants and are recorded on the accrual method as earned. As of December 11, 2005, 28 Big Boy restaurants were licensed to other operators and are paying fees to the Company. Other revenue also includes certain other fees from licensed restaurants along with miscellaneous rent and investment income.

Gains and losses on the sale of assets consist of transactions involving real property and sometimes may include restaurant equipment that is sold together with real property as a package when closed restaurants are sold. Gains and losses reported on this line do not include abandonment losses that often arise when certain equipment is replaced before it reaches the end of its expected life. Abandonment losses are instead reported in other operating costs. The amount reported on the line “(Gain) on sale of assets” in the Second Quarter of Fiscal 2005 resulted from the sale of an undeveloped tract of land.

Other Expense

Despite lower debt levels during fiscal 2006, interest expense was roughly level with comparable periods last year. Higher interest rates have been experienced in fiscal 2006 on funds held in the construction phase of a Construction Draw Facility, before conversion into term loans. Also, lower capitalized interest has been recorded in fiscal 2006. Finally, interest expense associated with the payment of a deferred compensation arrangement has been accrued through the First Half of 2006.

As a percentage of pre-tax earnings, the estimated effective tax rate for the entire year was reduced to 34 percent during the Second Quarter of Fiscal 2006, down from 35 percent in the first quarter. During the Second Quarter of Fiscal 2005, the rate was increased to 36 percent, up from 34 percent in the first quarter. These rates have been kept consistently low through the Company’s use of tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

December 11, 2005

			Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	41,171	8,748	9,547	10,121	5,039	3,689	4,027
	Rent due under Capital Lease Obligations	4,092	776	2,777	189	116	81	153
1	Rent due under Operating Leases	25,859	1,751	1,776	1,764	1,720	1,439	17,409
2	Unconditional Purchase Obligations	5,397	5,397
3	Other Long-Term Obligations	2,098	214	217	220	223	226	998
	Total Contractual Cash Obligations	78,617	16,886	14,317	12,294	7,098	5,435	22,587

1	Not included in the table is a contingent liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” as amended.
2	Primarily consists of commitments for capital projects plus certain food and beverage items.
3	Deferred compensation liability.

The working capital deficit was $23,198,000 as of December 11, 2005. The deficit was $20,911,000 as of May 29, 2005. The working capital deficit is expected to level off in the near term as new construction debt is scaled back to a debt neutral position, reflecting the reduction in expected new restaurant openings. As of December 11, 2005, $13,500,000 remained available under the terms of a Construction Draw Facility, which expires September 1, 2008, unless extended. Additionally, a $5,000,000 working capital revolving line of credit (currently unused) is readily available through September 1, 2008, if needed.

Operating Activities

Operating cash flows were $11,750,000 in the First Half of Fiscal 2006, or $260,000 higher than the First Half of Fiscal 2005. However, management believes a more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus depreciation. This method yields $11,195,000 in cash flows from operating activities for the First Half of Fiscal 2006 versus $11,941,000 in the First Half of Fiscal 2005, the decrease reflecting lower earnings.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $14,574,000 during the First Half of Fiscal 2006, an increase of $1,435,000 over the First Half of Fiscal 2005. The capital spending includes $8,570,000 for Golden Corral restaurants, consisting of new restaurant construction, site acquisitions and remodeling costs. Capital spending for Big Boy restaurants totaled $6,004,000, which included new restaurant construction, remodeling costs, routine equipment replacements and other capital outlays.

Financing Activities

Borrowing against credit lines amounted to $8,500,000 during the First Half of Fiscal 2006, including $5,500,000 borrowed during the Second Quarter of Fiscal 2006. Scheduled and other payments of long-term debt and capital lease obligations amounted to $4,755,000 during the First Half of Fiscal 2006. Regular quarterly cash dividends paid to shareholders totaled $1,113,000. Dividends declared but not paid as of December 11, 2004 totaled $558,000. The Company expects to continue its 45 year practice of paying regular quarterly cash dividends.

During the First Half of Fiscal 2006, employees acquired nearly 16,000 shares of the Company’s common stock pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $288,000. As of December 11, 2005, 418,821 shares granted under the Company’s two stock option plans remain outstanding including 315,319 fully vested shares at a weighted average price per share of $17.84. As of December 11, 2005, 730,204 shares are available to be granted under these plans.

Other Information

The Company reached a new agreement with Golden Corral Franchising Systems, Inc. in July 2004. The new agreement added 22 Golden Corrals to the development schedule, bringing to 63, the total number of restaurants planned to be in operation by December 31, 2011. The development agreement, which had called for five new restaurants to open in each calendar year through 2010 with the final four scheduled for 2011, was modified in June 2005 to permit the opening of only three restaurants in calendar year 2006. It now appears likely only two will be built in 2006. As of December 11, 2005, 34 Golden Corral restaurants were in operation. No Golden Corral restaurants were under construction. Five Golden Corral restaurants are being remodeled in Fiscal 2006 at an approximate cost of $150,000 per restaurant.

Construction of a brand new Big Boy restaurant began in October 2005 that is expected to open in February 2006. Plans are currently being made to relocate two existing Big Boy restaurants (during calendar year 2006) to better sites within the same market areas. Approximately one-fifth of the Big Boy restaurants are routinely renovated or decoratively updated each year at an average cost of $75,000 per restaurant. In addition, certain high volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

Including land and land improvements, the cash required to build and equip each new restaurant ranges from $2,600,000 to $3,500,000 for a Golden Corral, and from $2,200,000 to $2,900,000 for a Big Boy. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is becoming more frequently necessary to enter ground leases to obtain desirable land on which to build. Six of the 34 Golden Corral restaurants now in operation were constructed on leased land. The Big Boy restaurant currently under construction is also being built on leased land. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. As of December 11, 2005, the Company occupied a total of 32 restaurants pursuant to leases, ten of which are capital leases under the provisions SFAS 13.

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

Pension Plans

Pension plan accounting requires rate assumptions for future compensation increases and the long term return on plan assets. A discount rate is also applied to the calculations of net periodic pension cost and projected benefit obligations. An informal committee consisting of executives from the Finance Department and the Human Resources Department, with guidance provided by the Company’s actuarial consulting firm, develops these assumptions each year. The consulting firm also provides services in calculating estimated future obligations and net periodic pension cost. The plan assets are targeted to be invested 70 percent in equity securities, as these investments have historically provided the greatest long-term returns. The Company has used an 8.5 percent expected long-term rate of return on plan assets for many years, and will likely continue with that rate for the foreseeable future. Management believes that 8.5 percent is a fair rate over the long term, despite poor market performance in the early years of the current decade which has adversely impacted net periodic pension cost in recent years, after many years of steady, low costs. Management’s application of these assumptions in no way caused the error in the calculation of net periodic pension cost described in detail in Note B to the consolidated financial statements.

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

Food supplies are generally plentiful and may be obtained from any number of suppliers. Quality, timeliness of deliveries and price are the principal determinants of source. Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, as supply is affected by import and export restrictions, production levels and the impact of weather on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. The Company does not use financial instruments as a hedge against changes in commodity pricing.

Except for items such as fresh produce and dairy products that are purchased from any number of local suppliers, the Golden Corral segment of the business currently purchases substantially all food, beverage and other menu items from the same vendor that Golden Corral Franchising Systems, Inc. (the Franchisor) uses for its operations. Deliveries are made two to three times per week. Other vendors are available to provide products that meet the Franchisor’s specifications at comparable prices should the Company wish or need to make a change.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 11, 2005. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Control over Financial Reporting. The CEO and CFO have concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 11, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 29, 2002, the Company filed a lawsuit in the Stark County, Ohio Court of Common Pleas against its former architect, LMH&T, alleging negligent design as a causal factor in the demise of the original structure. The Company sought damages including lost profits, interest, and costs exceeding $2,500,000. LMH &T brought into the lawsuit its structural engineering consultant, Maverick, as well as the Company’s soils consultant, Cowherd Banner Carlson Engineering (“CBC”). In July 2003, the Company resolved all claims, counterclaims, and cross-claims, against and involving the trial court defendants. The trial court defendants, including LMH&T and Maverick, agreed to pay to the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full and the case was dismissed.

The resolution between the Company and the trial court defendants (design team) is separate and apart from the dispute between Fortney and the Company, which is before the American Arbitration Association. The arbitration is on going.

A group of current and former employees of one of the Company’s Golden Corral restaurants filed a collective action against the Company in December 2003 alleging multiple violations of the Fair Labor Standards Act. The parties have negotiated a settlement agreement that dismissed the case in U. S. District Court and submitted the matter to arbitration. The settlement contains a provision for opt-in notices to be sent to all current and former employees of the restaurant who are eligible to participate in the arbitration. While it is not possible to ascertain the ultimate legal and financial liability of the Company with respect to this matter, the Company has set aside a reserve that it believes is a reasonable estimate for the probable resolution of the matter.

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

Not applicable

ITEM 5. OTHER INFORMATION

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

10 (d) 1) Amendment No. 1 to First Amended and Restated Loan Agreement (Golden Corral Construction Facility and Exhibit 10 (d) 2) Amendment No. 1 to Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective September 27, 2005, are incorporate herein by reference.

10 (e) Area Development Agreement, Termination Agreement and Addendum effective July 20, 2004 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit 10 (f) to the Registrant’s Form 10-K Annual Report for 2004, is incorporated herein by reference.

10 (f) Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000, filed as Exhibit (10) (d) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, is incorporated herein by reference. *

10 (g) Employment Agreement between the Registrant and Craig F. Maier effective June 2, 2003, filed as Exhibit 10 (h) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (h) Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (i) Second Amendment to the Frisch’s Executive Savings Plan effective July 28, 2004, filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference. *

10 (j) Third Amendment to the Frisch’s Executive Savings Plan effective June 7, 2005, is incorporated herein by reference. *

10 (k) Fourth Amendment to the Frisch’s Executive Savings Plan effective August 30, 2005, is incorporated herein by reference. *

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
DATE January 20, 2006

	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and Principal Financial and Accounting Officer