Form 10-K/A
period 2005-05-29
FRISCHS RESTAURANTS INC
filed 2006-02-24
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Annual Report of Form 10-K for the fiscal year ended May 29, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates on December 12, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $67,979,000, based upon the closing price of the shares on the American Stock Exchange on that date. The registrant does not have any non-voting common equity.

As of August 4, 2005, there were 5,056,401 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy for its Annual Meeting of Shareholders to be held October 3, 2005 are incorporated by reference into Part III.

		Page
Explanatory Note		03

PART II
Item 6.	Selected Financial Data	04
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	05 - 14
Item 8.	Financial Statements and Supplementary Data	15 - 44

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Ex. 23	Consent of Grant Thornton LLP	45
Ex. 31.1	Certification of Chief Executive Officer pursuant to rule 13a - 14(a)	45
Ex. 31.2	Certification of Chief Financial officer pursuant to rule 13a – 14(a)	45
Ex. 32.1	Section 1350 Certification of Chief Executive Officer	45
Ex. 32.2	Section 1350 Certification of Chief Financial Officer	45

SIGNATURES		46

Explanatory Note

As described in the Form 8-K filed by the Company on January 19, 2006, in early December 2005, the Company’s actuarial consulting firm informed the Company of a formula error in the software program it created in 1995, which caused the software program to not properly pro-rate the benefit for service for plan participants in the Company’s defined benefit pension plan for managers, office employees and commissary employees with less than 28 years of service before normal retirement. This actuarial formula error caused the Company’s net periodic pension cost (and related accounts in the consolidated balance sheet and the consolidated statement of earnings) to be overstated. The purpose of this Form 10-K/A is to restate the Company’s previously issued financial statements contained in its Form 10-K for the fiscal year ended May 29, 2005 to correct the net periodic pension cost (and related accounts in the consolidated balance sheet and the consolidated statement of earnings).

Item 6. Selected Financial Data

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

SUMMARY OF OPERATIONS

	(in thousands, except per share data)				(53 weeks)
	2005 (restated)	2004 (restated)	2003 (restated)	2002 (restated)	2001 (restated)
Sales	$279,247	$259,701	$233,679	$210,434	$187,465
Cost of sales
Food and paper	98,570	88,864	76,452	69,995	62,696
Payroll and related	92,352	87,818	80,815	73,633	64,662
Other operating costs	57,800	53,031	48,643	42,237	38,074

	248,722	229,713	205,910	185,865	165,432

Gross profit	30,525	29,988	27,769	24,569	22,033

Administrative and advertising	13,929	12,752	12,121	11,062	10,286
Franchise fees and other revenue	(1,352)	(1,222)	(1,232)	(1,324)	(1,335)
Gains on sale of assets	(87)	(41)	(145)	—	(1,230)
Gain on early termination of lease	—	—	(665)	—	—
Impairment of long-lived assets	—	—	—	—	1,549

Operating profit	18,035	18,499	17,690	14,831	12,763

Other Expense (income)
Interest expense	2,820	2,474	2,800	2,420	2,607
Life insurance benefits in excess of cash surrender value	(4,440)	—	—	—	—

Earnings from continuing operations before income taxes	19,655	16,025	14,890	12,411	10,156

Income taxes
Current	4,199	3,687	3,047	3,557	2,857
Deferred	715	1,648	1,940	765	634

	4,914	5,335	4,987	4,322	3,491

Earnings from continuing operations	14,741	10,690	9,903	8,089	6,665

Income from discontinued operations (net of applicable tax)	—	—	—	—	430
Gain on disposal of discontinued operations (net of applicable tax)	—	—	—	—	699

Earnings from discontinued operations	—	—	—	—	1,129

NET EARNINGS	$14,741	$10,690	$9,903	$8,089	$7,794

Diluted net earnings per share of common stock
Continuing operations	$2.86	$2.08	$1.97	$1.61	$1.29
Discontinued operations	—	—	—	—	.22

	$2.86	$2.08	$1.97	$1.61	$1.51

Cash dividends per share	$.44	$.42	$.36	$.35	$.32

Other financial statistics
Working capital (deficit)	$(20,911)	$(20,115)	$(14,069)	$(14,198)	$(10,967)
Capital expenditures	24,123	30,026	21,544	28,931	24,729
Total assets	167,465	158,437	139,982	130,491	109,288
Long-term obligations	43,102	47,817	45,582	46,147	34,265
Cost to repurchase common stock	—	—	—	1,792	3,802
Shareholders’ equity	93,402	80,516	70,654	61,993	57,092
Book value per share at year end	$18.47	$16.00	$14.27	$12.62	$11.39
Return on average shareholders’ equity	17.0%	14.1%	14.9%	13.6%	13.9%
Weighted average number of diluted shares outstanding	5,157	5,136	5,023	5,013	5,144
Number of shares outstanding at year end	5,056	5,033	4,951	4,911	5,012
Percentage increase in sales	7.5%	11.1%	11.0%	12.3%	13.0%
Earnings as a percentage of sales
Operating profit	6.5%	7.1%	7.6%	7.0%	6.8%
Earnings from continuing operations before income taxes	7.0%	6.2%	6.4%	5.9%	5.4%
Net earnings	5.3%	4.1%	4.2%	3.8%	4.2%

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

RESTATEMENT

In early December 2005, the Company’s actuarial consulting firm informed the Company of a formula error in the software program it created in 1995, which caused the software program to not properly pro-rate the benefit for service for plan participants in the Company’s defined benefit pension plan for managers, office employees and commissary employees with less than 28 years of service before normal retirement. This actuarial formula error caused the Company’s net periodic pension cost (and related accounts in the consolidated balance sheet and the consolidated statement of earnings) to be overstated. The cumulative effect of the error on total assets was $1,866,000 and $1,589,000 respectively, as of May 29, 2005 and May 30, 2004.

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

Record net earnings for Fiscal 2005 were $14,741,000 (as restated), or diluted earnings per share (EPS) of $2.86 (as restated). However, the results for Fiscal 2005 profited significantly from a $4,440,000 non-taxable life insurance benefit amounting to $.86 diluted EPS. Without the effect of the life insurance benefit, net earnings and diluted EPS for Fiscal 2005 were $10,301,000 (as restated) and $2.00 (as restated), respectively. Record net earnings for Fiscal 2004 were $10,690,000 (as restated), or diluted EPS of $2.08 (as restated), and net earnings in Fiscal 2003 were $9,903,000 (as restated), or $1.97 (as restated) diluted EPS.

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

Other events that had a noteworthy effect on the results for the Fiscal 2005 were:

•	Big Boy same store sales increased 1.3 percent in Fiscal 2005, marking the eighth consecutive year of achieving same store sales increases.

•	Golden Corral same store sales declined 6.0 percent in Fiscal 2005.

•	Higher Golden Corral food costs were experienced in Fiscal 2005 (see operating percentage table under “Results of Operations”).

•	$293,000 in lower costs to open new restaurants in Fiscal 2005 - $.04 higher diluted EPS compared with Fiscal 2004.

•	$346,000 in higher interest expense in Fiscal 2005 - $.05 lower diluted EPS compared with Fiscal 2004.

•	$433,000 was charged against operating profit in Fiscal 2005 to correct the Company’s accounting for leases to conform the recognition of rent expense to a straight-line basis over the term of lease, including applicable option periods and any “rent holidays.” The charge reduced diluted EPS by $.06.

•	$316,000 was charged against operating profit reflecting a change in timing for the recognition of payroll taxes and employee benefits. The charge reduced diluted EPS by $.04.

•	$334,000 in higher favorable self-insurance reserve adjustments in Fiscal 2005 - $.04 higher diluted EPS compared with Fiscal 2004.

•	$280,000 in incremental costs to comply with the Sarbanes-Oxley Act of 2002, reducing diluted EPS by $.04.

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

Gross Profit

Gross profit for the Big Boy segment includes commissary operations. Gross profit differs from restaurant level profit disclosed in Note H (Segment Information) as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is highlighted below.

	(restated) Fiscal 2005	(restated) Fiscal 2004	(restated) Fiscal 2003
	(in thousands)
Big Boy gross profit	$25,673	$25,269	$23,198
Golden Corral gross profit	4,852	4,720	4,571

Total gross profit by segment	$30,525	$29,989	$27,769

The percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows concerning cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	(restated) 2005			(restated) 2004			(restated) 2003
	Total	BB	GC	Total	BB	GC	Total	BB	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and paper	35.3	33.1	39.7	34.2	31.9	39.2	32.7	30.6	38.2
Payroll and related	33.1	34.3	30.6	33.8	35.1	31.0	34.6	35.8	31.5
Other operating costs (including opening costs)	20.7	18.8	24.5	20.4	18.8	23.9	20.8	19.9	23.3
Gross profit	10.9	13.8	5.2	11.6	14.2	5.9	11.9	13.7	7.0

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

Escalating pension costs have been experienced the past three years, as a result of poor returns during the first part of the current decade on equity investments held by the Company’s defined benefit pension plans. Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions) was $1,674,000 (as restated), $1,789,000 (as restated) and $1,127,000 (as restated) respectively, in Fiscal 2005, Fiscal 2004 and Fiscal 2003. The expected long term rate of return on plan assets used to compute pension cost has remained at 8.5 percent despite poor returns cited above, as the return assumptions are based on long term objectives. The weighted average discount rate used in the actuarial assumptions for projected benefit obligations was reduced to 6.0 percent for Fiscal 2005, and the rate of compensation increase for projected benefit obligations was reduced to 4.5 percent. Company contributions to these plans were $1,829,000, $2,185,000, and $785,000 respectively, during Fiscal 2005, Fiscal 2004 and Fiscal 2003. Contributions in Fiscal 2005 include $304,000 from the previous year and do not include certain amounts that will be contributed to the plans after May 29, 2005. The Company anticipates making contributions to the defined benefit pension plans that it sponsors that will satisfy legal funding requirements for the year ending May 28, 2006 plus additional tax-deductible amounts that may be deemed advisable.

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

Income tax expense as a percentage of pre-tax earnings was 25.0 percent (as restated) in Fiscal 2005, 33.3 percent in Fiscal 2004, and 33.5 percent in Fiscal 2003. The Fiscal 2005 income tax expense percentage was favorably affected by the $4,440,000 gain from non taxable life insurance benefit. The effective rate for Fiscal 2005 would have been 32.3 percent without the advantage of the non taxable life insurance benefit. The effective rates have been kept consistently low through the Company’s use of available tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. To a lesser degree, the Company also uses the federal Work Opportunity Tax Credit (WOTC).

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

The working capital deficit was $20,911,000 (as restated) as of May 29, 2005. The deficit was $20,115,000 (as restated) as of May 30, 2004. The working capital deficit is likely to continue increasing over the next few years at a modest, manageable pace as construction debt is prudently increased to supplement the use of internally generated cash to finance expansion plans. Including draws since May 30, 2005, $5,500,000 remains available to be drawn upon a Construction Draw Credit Facility before it is scheduled to expire on September 1, 2006, unless extended. Additionally, a $5,000,000 working capital revolving line of credit (currently unused) is readily available if needed.

Operating Activities

Operating cash flows were $21,713,000 in Fiscal 2005, $5,846,000 lower than Fiscal 2004 and $911,000 below Fiscal 2003. The fiscal 2005 decrease is attributable to normal changes in assets and liabilities. However, management believes a better, more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus depreciation. Eliminating the life insurance benefit, this method yielded $22,429,000 (as restated) in cash flows for Fiscal 2005, an increase of $424,000 (as restated) above Fiscal 2004 and $1,521,000 (as restated) higher than Fiscal 2003.

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

As discussed in Note B, the consolidated financial statements have been restated.

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

GRANT THORNTON LLP
Cincinnati, Ohio

July 22, 2005 (except for Note B, as to which the date is February 17, 2006)

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

GRANT THORNTON LLP
Cincinnati, Ohio
July 22, 2005

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 29, 2005 and May 30, 2004

ASSETS

	(restated) 2005	(restated) 2004
Current Assets
Cash	$306,300	$294,410
Receivables
Trade	1,220,320	1,384,798
Other	169,655	381,090
Inventories	4,592,093	4,381,814
Prepaid expenses and sundry deposits	2,819,762	2,522,319
Prepaid and deferred income taxes	942,611	1,024,427

Total current assets	10,050,741	9,988,858

Property and Equipment
Land and improvements	56,830,344	50,250,328
Buildings	81,434,781	75,040,561
Equipment and fixtures	84,240,573	77,673,937
Leasehold improvements and buildings on leased land	21,590,570	19,751,361
Capitalized leases	7,131,603	7,388,580
Construction in progress	6,435,214	6,918,091

	257,663,085	237,022,858
Less accumulated depreciation and amortization	109,461,135	101,302,386

Net property and equipment	148,201,950	135,720,472

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,400,659	1,122,982
Investments in land	974,370	1,148,293
Property held for sale	1,857,244	1,160,785
Net cash surrender value-life insurance policies	—	4,600,873
Other	4,239,974	3,954,189

Total other assets	9,212,891	12,727,766

Total assets	$167,465,582	$158,437,096

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 29, 2005 and May 30, 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(restated) 2005	(restated) 2004
Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,598,182	$6,230,801
Obligations under capitalized leases	533,016	508,520
Self insurance	851,737	1,310,191
Accounts payable	12,799,147	13,380,257
Accrued expenses	8,763,971	8,238,293
Income taxes	416,125	436,265

Total current liabilities	30,962,178	30,104,327

Long-Term Obligations
Long-term debt	29,570,481	35,226,734
Obligations under capitalized leases	3,136,836	3,221,384
Self insurance	1,981,342	2,384,893
Deferred income taxes	4,830,375	4,080,390
Deferred compensation and other	3,583,120	2,903,974

Total long-term obligations	43,102,154	47,817,375

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued 7,505,176 and 7,490,845 shares - stated value - $1	7,505,176	7,490,845
Additional contributed capital	62,226,047	61,976,027

	69,731,223	69,466,872
Retained earnings	56,490,185	43,969,077

	126,221,408	113,435,949
Less cost of treasury stock (2,449,394 and 2,458,022 shares)	32,820,158	32,920,555

Total shareholders’ equity	93,401,250	80,515,394

Total liabilities and shareholders’ equity	$167,465,582	$158,437,096

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

Three years ended May 29, 2005

	(restated) 2005	(restated) 2004	(restated) 2003
Sales	$279,247,122	$259,701,417	$233,678,454

Cost of sales
Food and paper	98,569,774	88,864,369	76,451,811
Payroll and related	92,351,759	87,817,014	80,814,371
Other operating costs	57,800,494	53,030,885	48,643,339

	248,722,027	229,712,268	205,909,521

Gross profit	30,525,095	29,989,149	27,768,933

Administrative and advertising	13,928,712	12,752,511	12,121,321
Franchise fees and other revenue	(1,351,967)	(1,222,103)	(1,232,391)
Gains on sale of assets	(86,921)	(40,964)	(144,858)
Gain on early termination of lease	—	—	(665,728)

Operating profit	18,035,271	18,499,705	17,690,589

Other expense (income)
Interest expense	2,820,449	2,474,449	2,799,959
Life insurance benefits in excess of cash surrender value	(4,440,000)	—	—

Earnings before income taxes	19,654,822	16,025,256	14,890,630

Income taxes
Current
Federal	4,226,844	3,562,572	2,984,895
Less tax credits	(785,855)	(642,146)	(486,258)
State and municipal	757,698	766,785	548,481
Deferred	715,310	1,648,343	1,940,922

Total income taxes	4,913,997	5,335,554	4,988,040

NET EARNINGS	$14,740,825	$10,689,702	$9,902,590

Earnings per share (EPS) of common stock:
Basic net earnings per share	$2.92	$2.14	$2.01

Diluted net earnings per share	$2.86	$2.08	$1.97

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Three years ended May 29, 2005

	(restated) 2005	(restated) 2004	(restated) 2003
Cash flows provided by (used in) operating activities:
Net earnings	$14,740,825	$10,689,702	$9,902,590
Adjustments to reconcile net earnings to net cash from operating activities:
Life insurance benefit	(4,440,000)	—	—
Depreciation and amortization	12,115,649	10,967,456	10,973,014
Net loss on disposition of assets, including abandonments	12,380	347,513	698,403
(Gain) on early termination of lease	—	—	(665,728)

	22,428,854	22,004,671	20,908,279
Changes in assets and liabilities:
Accounts receivable	375,913	(489,132)	(108,509)
Inventories	(210,279)	(556,555)	(240,020)
Prepaid expenses and sundry deposits	(297,444)	(34,121)	(829,055)
Other assets	(1,231,460)	(503,592)	(13,741)
Prepaid, accrued and deferred income taxes	831,801	1,652,303	2,166,991
Accrued income taxes	(20,140)	80,583	21,126
Tax benefit from stock options exercised	74,499	366,469	109,379
Accounts payable	(581,110)	3,906,430	116,243
Accrued expenses	525,678	830,861	732,690
Self insured obligations	(862,005)	(186,048)	(414,320)
Other liabilities	679,146	487,093	175,296

	(715,401)	5,554,291	1,716,080

Net cash provided by operating activities	21,713,453	27,558,962	22,624,359

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(24,123,183)	(30,026,204)	(21,544,202)
Proceeds from disposition of property	225,328	300,788	1,265,095
Proceeds from sale of franchise rights	168,981	156,464	144,874
Proceeds from life insurance benefits	9,159,173	—	—
Proceeds from construction litigation	—	1,700,000	—
Proceeds from surrender of life insurance policies	—	—	811,483
Change in other assets	(363,750)	(1,086,356)	(206,840)

Net cash (used in) investing activities	(14,933,451)	(28,955,308)	(19,529,590)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	11,500,000	7,500,000	4,000,000
Payment of long-term debt and capital lease obligations	(16,338,644)	(5,748,042)	(5,280,876)
Cash dividends paid	(2,219,717)	(2,099,541)	(1,774,417)
Proceeds from stock options exercised - new shares issued	219,436	824,465	392,017
Proceeds from stock options exercised - treasury shares re-issued	92,844	98,035	20,435
Other treasury shares re-issued	74,900	62,675	59,234
Treasury shares acquired	(30,491)	—	—
Employee stock purchase plan	(66,440)	(80,279)	(48,445)

Net cash (used in) provided by financing activities	(6,768,112)	557,313	(2,632,052)

Net (decrease) increase in cash and equivalents	11,890	(839,033)	462,717
Cash and equivalents at beginning of year	294,410	1,133,443	670,726

Cash and equivalents at end of year	$306,300	$294,410	$1,133,443

Supplemental disclosures:
Interest paid	$2,984,217	$2,853,865	$2,808,984
Income taxes paid	4,028,266	3,236,202	2,727,820
Income tax refunds received	429	—	33,291
Lease transactions capitalized	489,722	—	—

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three years ended May 29, 2005

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at June 2, 2002 (as originally reported)	$7,385,107	$60,496,396	$26,487,596	$(33,139,171)	$61,229,928
Pension actuarial correction			763,147		763,147

Balance at June 2, 2002 (restated)	7,385,107	60,496,396	27,250,743	(33,139,171)	61,993,075

Net earnings for the year (restated)	—	—	9,902,590	—	9,902,590
Stock options exercised - new shares issued	35,656	356,361	—	—	392,017
Stock options exercised - treasury shares re-issued	—	(6,351)	—	26,786	20,435
Tax benefit from stock options exercised	—	109,379	—	—	109,379
Other treasury shares re-issued	—	19,037	—	40,197	59,234
Employee stock purchase plan	—	(48,445)	—	—	(48,445)
Cash dividends paid - $.36 per share	—	—	(1,774,417)	—	(1,774,417)

Balance at June 1, 2003 (restated)	7,420,763	60,926,377	35,378,916	(33,072,188)	70,653,868

Net earnings for the year (restated)	—	—	10,689,702	—	10,689,702
Stock options exercised - new shares issued	70,082	754,383	—	—	824,465
Stock options exercised - treasury shares re-issued	—	(9,103)	—	107,138	98,035
Tax benefit from stock options exercised	—	366,469	—	—	366,469
Other treasury shares re-issued	—	18,180	—	44,495	62,675
Employee stock purchase plan	—	(80,279)	—	—	(80,279)
Cash dividends paid - $.42 per share	—	—	(2,099,541)	—	(2,099,541)

Balance at May 30, 2004 (restated)	7,490,845	61,976,027	43,969,077	(32,920,555)	80,515,394
Net earnings for the year (restated)	—	—	14,740,825	—	14,740,825
Stock options exercised - new shares issued	14,331	205,105	—	—	219,436
Stock options exercised - treasury shares re-issued	—	(3,109)	—	95,953	92,844
Tax benefit from stock options exercised	—	74,499	—	—	74,499
Other treasury shares re-issued	—	39,965	—	34,935	74,900
Treasury shares acquired	—	—	—	(30,491)	(30,491)
Employee stock purchase plan		(66,440)			(66,440)
Cash dividends paid - $.44 per share	—	—	(2,219,717)		(2,219,717)

Balance at May 29, 2005 (restated)	$7,505,176	$62,226,047	$56,490,185	$(32,820,158)	$93,401,250

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

Restatement of Financial Statements

In early December 2005, the Company’s actuarial consulting firm informed the Company of a formula error in the software program it created in 1995, which caused the software program to not properly pro-rate the benefit for service for plan participants in the Company’s defined benefit pension plan for managers, office employees and commissary employees with less than 28 years of service before normal retirement. This actuarial formula error caused the Company’s net periodic pension cost (and related accounts in the consolidated balance sheet and the consolidated statement of earnings) to be overstated. The cumulative effect of the error on total assets was $1,866,000 and $1,589,000 respectively, as of May 29, 2005 and May 30, 2004. (See Note B – Restatement.)

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

Benefit Plans

The Company has two qualified defined benefit pension plans covering all of its eligible employees. Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. (See Note G – Pension Plans). Hourly restaurant employees hired after December 31, 1998 are ineligible to enter the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan (the hourly plan) with a matching 40 percent employer cash contribution.

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

The Company also has an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that was originally intended to provide a supplemental retirement benefit to the HCE’s whose benefits under the qualified defined benefit pension plans were reduced when their compensation exceeded Internal Revenue Code imposed limitations or when elective salary deferrals were made to FESP. Beginning in 2000, HCE’s became ineligible to be credited with additional benefits for service under the qualified defined benefit pension plans and the SERP (interest continues to accrue), as they began receiving comparable pension benefits through a non-qualified Non Deferred Cash Balance Plan (Also see Note G – Pension Plans.)

Prepaid pension benefit costs (see Note G – Pension Plans) and FESP assets are the principal components of “Other long-term assets” in the balance sheet. Also see Note B – Restatement.

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

Fair Value of Financial Instruments

With the exception of long-term debt (see Note C – Long-Term Debt), the carrying values of the Company’s financial instruments approximate fair value.

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes (see Note E – Income Taxes and Note J– Life Insurance Benefit).

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

	(restated) 2005	(restated) 2004	(restated) 2003
	(in thousands, except per share data)
Net earnings, as reported	$14,741	$10,690	$9,903
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	368	251	252

Pro forma net earnings	$14,373	$10,439	$9,651

Earnings per share

Basic – as reported	$2.92	$2.14	$2.01
Basic – pro forma	$2.85	$2.09	$1.96

Diluted – as reported	$2.86	$2.08	$1.97
Diluted – pro forma	$2.79	$2.03	$1.92

(a)	For a summary of options granted, refer to the stock option section of Note F – Capital Stock.

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

NOTE B – RESTATEMENT (for error in actuarial calculations relating to defined benefit pension plan)

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

The formula error has impacted the calculation (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”) of the Company’s net periodic pension cost (and related accounts in the consolidated balance sheet and the consolidated statement of earnings) for that defined benefit pension plan, resulting in a series of annual overstatements of the net periodic pension cost for each of the previous ten fiscal years. The overstatement in each period is deemed by the Company to be immaterial for that period. The cumulative balance sheet effect of these errors as of May 30, 2005 is an understatement of prepaid assets of approximately $1,866,000, of which $268,000 was understated in “Prepaid expenses and sundry deposits” and $1,598,000 was understated in “Other long-term assets.”

The table below shows the financial statement effects of the error on the Company’s consolidated balance sheet:

	(in thousands)
	May 29, 2005	May 30, 2004
Prepaid expenses and sundry deposits – as reported	$2,551	$2,076
Prepaid expenses and sundry deposits – as restated	2,820	2,522

Other long-term assets – as reported	2,642	2,811
Other long-term assets – as restated	4,240	3,954

Total assets – as reported	165,599	156,848
Total assets – as restated	167,465	158,437

Deferred income taxes – as reported	4,196	3,540
Deferred income taxes – as restated	4,830	4,080

Retained earnings – as reported	55,258	42,920
Retained earnings – as restated	56,490	43,969

Total shareholders’ equity – as reported	92,170	79,467
Total shareholders’ equity – as restated	93,402	80,516

Total liabilities and shareholders’ equity – as reported	165,599	156,848
Total liabilities and shareholders’ equity – as restated	167,465	158,437

The table below shows the financial statement effects of the error on the Company’s consolidated statement of earnings for the three years ended May 29, 2005 (in thousands, except per share amounts):

	May 29, 2005	May 30, 2004	June 1, 2003
Payroll and related expense – as reported	$92,629	$88,061	$81,004
Payroll and related expense – as restated	92,352	87,818	80,815

Gross profit – as reported	30,248	29,746	27,580
Gross profit – as restated	30,525	29,989	27,769

Operating profit – as reported	17,758	18,256	17,501
Operating profit – as restated	18,035	18,499	17,690

Earnings before income taxes – as reported	19,378	15,782	14,701
Earnings before income taxes – as restated	19,655	16,025	14,890

Income taxes – as reported	4,820	5,253	4,923
Income taxes – as restated	4,914	5,336	4,987

Net earnings – as reported	14,558	10,529	9,778
Net earnings – as restated	14,741	10,689	9,903

Diluted EPS – as reported	2.82	2.05	1.95
Diluted EPS – as restated	2.86	2.08	1.97

The table below shows the financial statement effects of the error on the Company’s consolidated statement of cash flows for the three years ended May 29, 2005 (in thousands):

	May 29, 2005	May 30, 2004	June 1, 2003
Net earnings – as reported	$14,558	$10,529	$9,778
Net earnings – as restated	14,741	10,689	9,903

Changes in assets and liabilities:
Prepaid expenses and sundry deposits – as reported	(475)	543	(1,626)
Prepaid expenses and sundry deposits – as restated	(297)	(34)	(829)

Other assets – as reported	(778)	(837)	973
Other assets – as restated	(1,231)	(504)	(14)

Prepaid, accrued and deferred income taxes – as reported	738	1,570	2,103
Prepaid, accrued and deferred income taxes – as restated	832	1,652	2,167

Cash and equivalents at end of year – as reported	306	294	1,133
Cash and equivalents at end of year – as restated	306	294	1,133

NOTE C - LONG-TERM DEBT

	2005		2004
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility - Construction Phase Loans	$—	$2,000	$—	$—
Term Loans	7,598	24,570	6,231	25,227
Revolving Credit Loan	—	—	—	—
Bullet Loan	—	3,000	—	10,000

	$7,598	$29,570	$6,231	$35,227

The portion payable after one year matures as follows:

	2005	2004
	(in thousands)
Period ending in 2006	$—	$6,664
2007	9,363	6,376
2008	9,726	15,684
2009	5,161	4,059
2010	2,780	1,616
2011	2,058	828
Subsequent to 2011	482	—

	$29,570	$35,227

The Construction Draw Facility is an unsecured draw credit line that provides for borrowing of up to $61,500,000 to construct and open Golden Corral restaurants. As of May 29, 2005, $7,000,000 remained available to be borrowed before the Facility expires on September 1, 2006, unless extended. It is subject to a .25 percent unused commitment fee. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

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

Fiscal year ending in:	Capitalized leases	Operating leases
	(in thousands)
2006	$883	$1,757
2007	657	1,728
2008	2,601	1,725
2009	119	1,673
2010	97	1,534
2011 to 2025	175	16,938

Total	4,532	$25,355

Amount representing interest	(862)

Present value of obligations	3,670
Portion due within one-year	(533)

Long-term obligations	$3,137

NOTE E – INCOME TAXES

The variations between the statutory Federal rate and the effective rate are summarized as follows:

	Percent of pretax earnings
	(restated) 2005	2004	2003
Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(4.1)	(4.1)	(3.3)
State and municipal income taxes - Current and deferred (net of Federal tax benefit)	2.6	3.2	3.1
Life Insurance Benefit	(7.8)	—	—
Other	.3	.2	(.3)

Effective rate	25.0	33.3	33.5

The effective tax rate for 2005 would have been 32.3 percent without the advantage of the non taxable life insurance benefit.

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax asset (liability) were as follows:

	(restated) 2005	(restated) 2004
	(in thousands)
Deferred compensation	$935	$861
Compensated absences	808	780
Self insurance	932	1,153
Impairment of assets/property write-downs	130	143
Lease transactions	232	—
Other	15	18

Total deferred tax assets	3,052	2,955

Depreciation	(4,590)	(3,925)
Pension	(1,838)	(1,649)
Other	(636)	(670)

Total deferred tax liabilities	(7,064)	(6,244)

Net deferred tax liability	$(4,012)	$(3,289)

NOTE F - CAPITAL STOCK

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

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
May 29, 2005 (restated)	5,044,600	$2.92	112,251	5,156,851	$2.86
May 30, 2004 (restated)	4,998,819	2.14	136,892	5,135,711	2.08
June 1, 2003 (restated)	4,930,171	2.01	92,922	5,023,093	1.97

Stock options to purchase 80,000 shares in the year ended May 29, 2005 and 83,000 shares in the year ended June 1, 2003 were excluded from the calculation of diluted EPS because the effect was anti-dilutive. There was no anti-dilutive effect for the year ended May 30, 2004.

NOTE G - PENSION PLANS

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

	(in thousands)
Change in benefit obligation	(restated) 2005	(restated) 2004
Projected benefit obligation at beginning of year	$21,357	$19,376
Service cost	1,503	1,426
Interest cost	1,364	1,250
Actuarial loss	1,542	94
Benefits paid	(911)	(789)

Projected benefit obligation at end of year	$24,855	$21,357

	(in thousands)
Change in the plans’ assets	2005	2004
Fair value of plan assets at beginning of year	$21,655	$18,628
Actual return on plan assets	1,434	1,823
Employer contributions (a)	1,829	2,185
Benefits paid, plus expenses	(1,093)	(981)

Fair value of plan assets at end of year	$23,825	$21,655

(a)	Employer contributions shown for 2005 include $304,000 from the previous year and do not include certain amounts that will be contributed to the plans after May 29, 2005. Employer contributions shown for 2004 include $185,000 from the previous year and do not include $304,000 that was contributed to the plans after May 30, 2004.

	(in thousands)
Reconciliation of funded status	(restated) 2005	(restated) 2004
Funded status	$(1,030)	$298
Unrecognized net actuarial loss	5,554	4,000
Unrecognized prior service cost	178	248

Net prepaid retirement plan cost recognized at end of year	$4,702	$4,546

	(in thousands)
Amounts recognized in the Company’s balance sheet	(restated) 2005	(restated) 2004
Prepaid benefit cost	$4,805	$4,623
Accrued benefit cost	(211)	(171)
Intangible asset	108	94

Net prepaid retirement plan cost recognized at end of year	$4,702	$4,546

	(in thousands)
Net periodic pension cost components	(restated) 2005	(restated) 2004	(restated) 2003
Service cost	$1,503	$1,426	$1,144
Interest cost	1,364	1,250	1,101
Expected return on plan assets	(1,863)	(1,580)	(1,476)
Amortization of prior service cost	70	70	70
Recognized net actuarial loss	600	623	288

Net periodic pension cost	$1,674	$1,789	$1,127

The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets are summarized for all three retirement plans in the following table:

	(in thousands)
	(restated) 2005	(restated) 2004
Projected benefit obligation at end of year	$24,855	$21,357
Accumulated benefit obligation at end of year	20,304	16,755
Fair value of plan assets at end of year	23,825	21,655

Weighted average assumptions	2005	2004	2003
Discount rate - net periodic pension cost	6.50%	6.50%	6.50%
Discount rate - projected benefit obligation	6.00%	6.50%	6.50%
Rate of compensation increase - net periodic pension cost	5.00%	5.00%	5.00%
Rate of compensation increase - projected benefit obligation	4.50%	5.00%	5.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

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

Target and actual pension plan assets are summarized as follows:

		Actual Allocations
Asset Category	Target	2005	2004
Equity securities	70%	68%	65%
Fixed income	25%	31%	33%
Cash equivalents	5%	1%	2%

Total	100%	100%	100%

The Company anticipates making contributions to the defined benefit pension plans that it sponsors that will satisfy legal funding requirements for the year ending May 28, 2006 plus additional tax-deductible amounts that may be deemed advisable. For the SERP, contributions are made as participants retire in the amount of the participants’ actual benefit payment.

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

NOTE H – SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	(restated)	(restated)	(restated)
	2005	2004	2003
	(in thousands)
Sales
Big Boy	$185,377	$178,353	$168,312
Golden Corral	93,870	81,348	65,366

	$279,247	$259,701	$233,678

Earnings before income taxes
Big Boy	$21,532	$21,329	$19,181
Opening expense	(265)	(368)	(85)

Total Big Boy	21,267	20,961	19,096

Golden Corral	4,037	4,375	4,160
Opening expense	(1,222)	(1,412)	(864)

Total Golden Corral	2,815	2,963	3,296

Total restaurant level profit	24,082	23,924	22,392

Administrative expense	(7,486)	(6,687)	(6,744)
Franchise fees and other revenue	1,352	1,222	1,232
Gains on asset sales	87	41	145
Gain on early lease termination	—	—	666

Operating Profit	18,035	18,500	17,691

Interest expense	(2,820)	(2,475)	(2,800)
Life insurance benefit	4,440	—	—

Total other (expense) income	1,620	(2,475)	(2,800)

	$19,655	$16,025	$14,891

Depreciation and amortization
Big Boy	$7,514	$7,206	$8,040
Golden Corral	4,602	3,761	2,933

	$12,116	$10,967	$10,973

Capital expenditures
Big Boy	$9,676	$12,146	$7,813
Golden Corral	14,447	17,880	13,731

	$24,123	$30,026	$21,544

Identifiable assets
Big Boy	$84,943	$86,269
Golden Corral	82,523	72,168

	$167,466	$158,437

NOTE I – CONTINGENCIES

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

NOTE J – LIFE INSURANCE BENEFIT

The Company held life insurance policies on the Chairman of the Board of Directors (formerly President and Chief Executive Officer of the Company), who died on February 2, 2005. As the primary beneficiary of the policies, the Company filed claims for death benefits that amounted to $9,659,000. Estimates of the cash surrender value of these policies totaling $4,719,000 were previously recorded in the balance sheet as “Net cash surrender value-life insurance policies.” The excess of the proceeds over the cash surrender value amounted to $4,440,000, which is net of $500,000 that was paid to another beneficiary (See Note K – Related Party Transactions), was recorded in earnings as a non-taxable benefit during the third quarter of fiscal 2005. All of the death benefit proceeds aggregating $9,659,000 have been collected in full.

NOTE K - RELATED PARTY TRANSACTIONS

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

One of the life insurance policies that the Company held on the Chairman of the Board (see Note J – Life Insurance Benefit) was a split dollar policy providing for the sum of $500,000 to be paid to the Chairman’s widow, who is also a director of the Company.

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

QUARTERLY EARNINGS

	(restated) Year Ended May 29, 2005				(restated) Year Ended May 30, 2004
	(in thousands, except per share data)			Diluted net earnings per share	(in thousands, except per share data)			Diluted net earnings per share
	Sales	Operating profit	Net earnings		Sales	Operating profit	Net earnings
1st Quarter	$84,062	$5,284	$2,956	$.57	$77,037	$5,868	$3,338	$.66
2nd Quarter	66,747	5,129	2,786.54		60,091	4,415	2,448.48
3rd Quarter	62,799	3,274	6,185	1.20	59,362	4,050	2,253.44
4th Quarter	65,639	4,348	2,814.55		63,211	4,167	2,651.51

Total	$279,247	$18,035	$14,741	$2.86	$259,701	$18,500	$10,690	$2.08

The first quarter of each year contained sixteen weeks, while the last three quarters each contained twelve weeks.

Net earnings for the third quarter of fiscal 2005 included a non taxable life insurance benefit of $4,400,000.

Favorable adjustments resulting from lower than anticipated claims in the Company’s self insured casualty insurance program were included in net earnings as shown below:

Net earnings for the first quarters of fiscal 2005 and fiscal 2004 included favorable adjustments of $406,000 and $460,000 respectively, resulting from lower than anticipated claims in the Company’s self insured insurance program. Beginning in the third quarter of fiscal 2005, a policy was initiated to adjust insurance reserves each quarter, as warranted.

The fourth quarters of fiscal 2005 and fiscal 2004 include credits to income tax expense of $300,000 and $270,000 respectively, to reflect the actual effective tax rate for the years.

Quarterly earnings per share amounts for fiscal 2004 do not sum to the earnings per share for the year due to changes throughout the year in the diluted weighted average shares outstanding.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of documents filed as part of this report.

3.	Exhibits

23	Consent of Grant Thornton LLP is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to rule 13a -14(a) is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to rule 13a - 14(a) is filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(Registrant)

By	/s/ Donald H. Walker	2/17/2006
	Donald H. Walker	Date
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Daniel W. Geeding	Chairman of the Board Director	2/21/2006
Daniel W. Geeding

/s/ Craig F. Maier	President and Chief Executive Officer Director	2/21/2006
Craig F. Maier

/s/ Dale P. Brown	Director	2/20/2006
Dale P. Brown

Director
R J Dourney

/s/ Lorrence T. Kellar	Director	2/20/2006
Lorrence T. Kellar

Director
Blanche F. Maier

/s/ Karen F. Maier	Director	2/20/2006
Karen F. Maier

/s/ Jerome P. Montopoli	Director	2/20/2006
Jerome P. Montopoli

/s/ William J. Reik, Jr.	Director	2/21/2006
William J. Reik, Jr.