Form 10-Q/A
period 2005-09-18
FRISCHS RESTAURANTS INC
filed 2006-03-17
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 18, 2005

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

Explanatory Note

As described in the Form 8-K filed by the Company on January 19, 2006, in early December 2005, the Company’s actuarial consulting firm informed the Company of a formula error in the software program it created in 1995, which caused the software program to not properly pro-rate the benefit for service for plan participants in the Company’s defined benefit pension plan for managers, office employees and commissary employees with less than 28 years of service before normal retirement. This actuarial formula error caused the Company’s net periodic pension cost (and related accounts in the consolidated balance sheet and the consolidated statement of earnings) to be overstated. The purpose of this Form 10-Q/A is to restate the Company’s previously issued financial statements contained in its Form 10-Q for the fiscal quarter ended September 18, 2005 to correct the net periodic pension cost (and related accounts in the consolidated balance sheet and the consolidated statement of earnings).

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Sixteen Weeks Ended
	September 18, 2005 (restated)	September 19, 2004 (restated)
Sales	$86,532,775	$84,062,163

Cost of sales
Food and paper	30,104,265	29,414,304
Payroll and related	28,552,186	27,907,398
Other operating costs	18,886,479	17,554,540

	77,542,930	74,876,242

Gross profit	8,989,845	9,185,921

Administrative and advertising	4,581,071	4,324,761
Franchise fees and other revenue	(372,343)	(422,855)

Operating profit	4,781,117	5,284,015

Interest expense	782,086	806,096

Earnings before income taxes	3,999,031	4,477,919

Income taxes	1,397,000	1,523,000

Net Earnings	$2,602,031	$2,954,919

Earnings per share (EPS) of common stock:

Basic net earnings per share	$.51	$.59

Diluted net earnings per share	$.50	$.57

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	September 18, 2005 (unaudited) (restated)	May 29, 2005
Current Assets
Cash	$314,885	$306,300
Trade Receivables	1,474,241	1,220,320
Other Receivables	179,441	169,655
Inventories	4,279,248	4,592,093
Prepaid expenses and sundry deposits	3,419,258	2,819,762
Prepaid and deferred income taxes	943,000	942,611

Total current assets	10,610,073	10,050,741

Property and Equipment
Land and improvements	60,605,232	56,830,344
Buildings	83,479,445	81,434,781
Equipment and fixtures	86,849,526	84,240,573
Leasehold improvements and buildings on leased land	22,814,781	21,590,570
Capitalized leases	7,131,603	7,131,603
Construction in progress	3,554,835	6,435,214

	264,435,422	257,663,085
Less accumulated depreciation and amortization	112,005,444	109,461,135

Net property and equipment	152,429,978	148,201,950

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,436,236	1,400,659
Investments in land	1,006,390	974,370
Property held for sale	1,857,244	1,857,244
Other	4,505,583	4,239,974

Total other assets	9,546,097	9,212,891

Total assets	$172,586,148	$167,465,582

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 18, 2005 (unaudited) (restated)	May 29, 2005
Current Liabilities
Long-term obligations due within one year
Long-term debt	$8,058,400	$7,598,182
Obligations under capitalized leases	487,801	533,016
Self insurance	866,215	851,737
Accounts payable	15,434,095	12,799,147
Accrued expenses	8,843,986	8,763,971
Income taxes	469,803	416,125

Total current liabilities	34,160,300	30,962,178

Long-Term Obligations
Long-term debt	29,638,788	29,570,481
Obligations under capitalized leases	3,053,150	3,136,836
Self insurance	1,946,320	1,981,342
Deferred income taxes	5,046,508	4,830,375
Deferred compensation and other	3,691,760	3,583,120

Total long-term obligations	43,376,526	43,102,154

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,510,597 and 7,505,176 shares - stated value - $1	7,510,597	7,505,176
Additional contributed capital	62,352,032	62,226,047

	69,862,629	69,731,223

Retained earnings	57,979,120	56,490,185

	127,841,749	126,221,408

Less cost of treasury stock (2,447,323 and 2,449,394 shares)	32,792,427	32,820,158

Total shareholders’ equity	95,049,322	93,401,250

Total liabilities and shareholders’ equity	$172,586,148	$167,465,582

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Sixteen weeks ended September 18, 2005 and September 19, 2004

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at May 30, 2004 (as originally reported)	$7,490,845	$61,976,027	$42,920,243	$(32,920,555)	$79,466,560
Pension actuarial correction			1,048,834		1,048,834

Balance at May 30, 2004 (restated)	7,490,845	61,976,027	43,969,077	(32,920,555)	80,515,394
Net earnings for sixteen weeks (restated)	—	—	2,954,919	—	2,954,919
Stock options exercised - new shares issued	3,165	46,683	—	—	49,848
Stock options exercised - treasury shares re-issued	—	896	—	2,223	3,119
Tax benefit from stock options exercised	—	10,138	—	—	10,138
Other treasury shares re-issued	—	38,862	—	33,542	72,404
Cash dividends - $.22 per share	—	—	(1,108,034)	—	(1,108,034)

Balance at September 19, 2004 (restated)	7,494,010	62,072,606	45,815,962	(32,884,790)	82,497,788
Net earnings for thirty-six weeks (restated)	—	—	11,785,906	—	11,785,906
Stock options exercised - new shares issued	11,166	158,422	—	—	169,588
Stock options exercised - treasury shares re-issued	—	(4,005)	—	93,730	89,725
Tax benefit from stock options exercised	—	64,361	—	—	64,361
Other treasury shares re-issued	—	1,103	—	1,393	2,496
Treasury shares acquired	—	—	—	(30,491)	(30,491)
Employee stock purchase plan	—	(66,440)	—	—	(66,440)
Cash dividends - $.22 per share	—	—	(1,111,683)	—	(1,111,683)

Balance at May 29, 2005 (restated)	7,505,176	62,226,047	56,490,185	(32,820,158)	93,401,250
Net earnings for sixteen weeks (restated)	—	—	2,602,031	—	2,602,031
Stock options exercised - new shares issued	5,421	89,770	—	—	95,191
Tax benefit from stock options exercised	—	12,117	—	—	12,117
Other treasury shares re-issued	—	24,098	—	27,731	51,829
Cash dividends - $.22 per share	—	—	(1,113,096)	—	(1,113,096)

Balance at September 18, 2005 (restated)	$7,510,597	$62,352,032	$57,979,120	($32,792,427)	$95,049,322

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Sixteen weeks ended September 18, 2005 and September 19, 2004

(unaudited)

	September 18, 2005 (restated)	September 19, 2004 (restated)
Cash flows provided by (used in) operating activities:
Net earnings	$2,602,031	$2,954,919
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	3,847,077	3,489,168
Loss on disposition of assets, including abandonments	23,528	57,445

	6,472,636	6,501,532
Changes in assets and liabilities:
Accounts receivable	(263,707)	(244,257)
Inventories	312,845	(88,642)
Prepaid expenses and sundry deposits	(599,496)	(828,269)
Other assets	(250,734)	91,080
Prepaid, accrued and deferred income taxes	269,422	537,982
Tax benefit from stock options exercised	12,117	10,138
Accounts payable	2,077,988	(94,794)
Accrued expenses	80,015	(1,118,270)
Self insured obligations	(20,544)	(401,915)
Other liabilities	108,640	108,929

	1,726,546	(2,028,018)

Net cash provided by operating activities	8,199,182	4,473,514

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(8,073,197)	(8,999,056)
Proceeds from disposition of property	—	10,057
Change in other assets	(107,909)	(138,055)

Net cash (used in) investing activities	(8,181,106)	(9,127,054)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	3,000,000	7,500,000
Payment of long-term debt and capital lease obligations	(2,600,375)	(2,155,145)
Cash dividends paid	(556,136)	(553,709)
Proceeds from stock options exercised - new shares issued	95,191	49,848
Proceeds from stock options exercised - treasury shares re-issued	—	3,119
Other treasury shares re-issued	51,829	72,404

Net cash (used in) provided by financing activities	(9,491)	4,916,517

Net increase in cash and equivalents	8,585	262,977
Cash and equivalents at beginning of year	306,300	294,410

Cash and equivalents at end of quarter	$314,885	$557,387

Supplemental disclosures:
Interest paid	$880,427	$911,684
Income taxes paid (net of refunds, if any)	1,115,461	974,880
Dividends declared but not paid	556,960	554,325
Lease transactions capitalized	—	537,777

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

Restatement of Financial Statements

In early December 2005, the Company’s actuarial consulting firm informed the Company of a formula error in the software program it created in 1995, which caused the software program to not properly pro-rate the benefit for service for plan participants in the Company’s defined benefit pension plan for managers, office employees and commissary employees with less than 28 years of service before normal retirement. This actuarial formula error caused the Company’s net periodic pension cost (and related accounts in the consolidated balance sheet and the consolidated statement of earnings) to be overstated. The cumulative effect of the error on total assets was $1,986,000 and $1,866,000 respectively, as of September 18, 2005 and May 29, 2005. (See Note B – Restatement.)

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Self-insurance liabilities were lowered by $392,000 and $614,000 respectively, during the first quarters of fiscal 2006 and 2005. Further reductions of $349,000 and $81,000 were recorded respectively in the third and fourth quarters of fiscal 2005.

Fair Value of Financial Instruments

With the exception of long-term debt (see Note C Long-Term Debt), the carrying value of the Company’s financial instruments approximates fair value.

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

	Sixteen weeks ended
	(restated) September 18, 2005	(restated) September 19, 2004
	(in thousands, except per share data)
Net Income, as reported	$2,602	$2,955
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	96	129

Pro forma net income	$2,506	$2,826

Earnings per share
Basic – as reported	$.51	$.59
Basic – pro forma	$.50	$.56

Diluted – as reported	$.50	$.57
Diluted – pro forma	$.49	$.55

(a)	For a summary of options granted, refer to the stock option section of Note E – Capital Stock.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

NOTE B – RESTATEMENT (for error in actuarial calculation relating to defined benefit pension plan)

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

The formula error has impacted the calculation (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”) of the Company’s net periodic pension cost (and related accounts in the consolidated balance sheet and the consolidated statement of earnings) for that defined benefit pension plan, resulting in a series of annual overstatements of the net periodic pension cost for each of the previous ten fiscal years. The overstatement in each period is deemed by the Company to be immaterial for that period. The cumulative balance sheet effect of these errors as of September 18, 2005 was an understatement of prepaid pension costs of approximately $1,986,000, of which $58,000 was understated in “Prepaid expenses and sundry deposits” and $1,928,000 was understated in “Other long-term assets.” As of May 29, 2005, the cumulative balance sheet effect of the prepaid pension understatement was $1,866,000, of which $268,000 was understated in “Prepaid expenses and sundry deposits” and $1,598,000 was understated in “Other long-term assets.”

The table below shows the financial statement effects of the error on the Company’s consolidated balance sheet:

	(in thousands)
	September 18, 2005	May 29, 2005
Prepaid expenses and sundry deposits – as reported	$3,361	$2,551
Prepaid expenses and sundry deposits – as restated	3,419	2,820

Other long-term assets – as reported	2,578	2,642
Other long-term assets – as restated	4,506	4,240

Total assets – as reported	170,600	165,599
Total assets – as restated	172,586	167,465

Deferred income taxes – as reported	4,372	4,196
Deferred income taxes – as restated	5,047	4,830

Retained earnings – as reported	56,667	55,258
Retained earnings – as restated	57,979	56,490

Total shareholders’ equity – as reported	93,738	92,170
Total shareholders’ equity – as restated	95,049	93,402

Total liabilities and shareholders’ equity – as reported	170,600	165,599
Total liabilities and shareholders’ equity – as restated	172,586	167,465

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

NOTE B – RESTATEMENT (for error in actuarial calculation relating to defined benefit pension plan)

The table below shows the financial statement effects of the error on the Company’s consolidated statement of earnings for the sixteen weeks ended September 18, 2005 and September 19, 2004 (in thousands, except per share amounts):

	September 18, 2005	September 19, 2004
Payroll and related expense – as reported	$28,672	$27,993
Payroll and related expense – as restated	28,552	27,907

Gross profit – as reported	8,870	9,101
Gross profit – as restated	8,990	9,186

Operating profit – as reported	4,661	5,199
Operating profit – as restated	4,781	5,284

Earnings before income taxes – as reported	3,879	4,393
Earnings before income taxes – as restated	3,999	4,478

Income taxes – as reported	1,357	1,494
Income taxes – as restated	1,397	1,523

Net earnings – as reported	2,522	2,899
Net earnings – as restated	2,602	2,955

Diluted EPS – as reported	.49	.56
Diluted EPS – as restated	.50	.57

The table below shows the financial statement effects of the error on the Company’s consolidated statement of cash flows for the sixteen weeks September 18, 2005 and September 19, 2004 (in thousands):

	September 18, 2005	September 19, 2004
Net earnings – as reported	$2,522	$2,899
Net earnings – as restated	2,602	2,955

Changes in assets and liabilites:
Prepaid expenses and sundry deposits – as reported	(810)	(474)
Prepaid expenses and sundry deposits – as restated	(599)	(828)

Other assets – as reported	79	(178)
Other assets – as restated	(251)	91

Prepaid, accrued and deferred income taxes – as reported	229	509
Prepaid, accrued and deferred income taxes – as restated	269	538

Cash and equivalents at end of quarter – as reported	315	557
Cash and equivalents at end of quarter – as restated	315	557

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

NOTE C – LONG-TERM DEBT

	September 18, 2005		May 29, 2005
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$1,500	$—	$2,000
Term Loans	8,058	25,139	7,598	24,570
Bullet Loan	—	3,000	—	3,000
Revolving Credit Loan	—	—	—	—

	$8,058	$29,639	$7,598	$29,570

The portion payable after one year matures as follows:

	September 18, 2005	May 29, 2005
	(in thousands)
Period ending in 2007	$9,083	$9,363
2008	9,539	9,726
2009	5,108	5,161
2010	2,994	2,780
2011	2,259	2,058
Subsequent to 2011	656	482

	$29,639	$29,570

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

NOTE C – LONG-TERM DEBT (CONTINUED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

NOTE D - LEASED PROPERTY (CONTINUED)

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

NOTE E - CAPITAL STOCK

2003 Stock Option and Incentive Plan

Shareholders approved the 2003 Stock Option and Incentive Plan (the “2003 Incentive Plan” or “Plan”) on October 6, 2003. The 2003 Incentive Plan provides for several forms of awards including stock options, stock appreciation rights, stock awards including restricted and unrestricted awards of stock, and performance awards. The Plan will continue in effect until terminated by the Board of Directors. Subject to adjustment for changes in capitalization, the maximum number of shares of common stock that the Plan may issue is 800,000. The Plan provides that the total number of shares of common stock covered by options plus the number of stock appreciation rights granted to any one individual may not exceed 80,000 during any fiscal year. Additionally, no more than 80,000 shares of common stock may be issued in payment of performance awards denominated in shares, and no more than $1,000,000 in cash

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

NOTE E - CAPITAL STOCK (CONTINUED)

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

As of September 18, 2005, options to purchase 78,500 shares had been granted to date, none of which had yet to vest. No other awards - stock appreciation rights, restricted stock award, unrestricted stock award or performance award—had been granted under the 2003 Stock Option and Incentive Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

NOTE E—CAPITAL STOCK (CONTINUED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

NOTE E - CAPITAL STOCK (CONTINUED)

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

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average Shares outstanding	EPS		Weighted average shares outstanding	EPS
September 18, 2005 (restated)	5,057,673	$.51	104,175	5,161,848	$.50
September 19, 2004 (restated)	5,034,866.59		124,322	5,159,188.57

Stock options to purchase 100,000 shares in the quarter ended September 18, 2005 and 73,500 in the quarter ended September 19, 2004 were excluded from the calculation because the effect was anti-dilutive.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

	Sixteen weeks ended
	(restated) September 18, 2005	(restated) September 19, 2004
Net periodic pension cost components
Service cost	$488	$525
Interest cost	433	463
Expected return on plan assets	(584)	(627)
Amortization of prior service cost	22	21
Amortization of loss	143	153

Net periodic pension cost	$502	$535

Weighted average discount rate	6.0%	6.5%
Weighted average rate of compensation increase	4.5%	5.0%
Weighted average expected long-term rate of return on plan assets	8.5%	8.5%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

NOTE G – SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	Sixteen weeks ended
	(restated) September 18, 2005	(restated) September 19, 2004
	(in thousands)
Sales
Big Boy	$55,135	$55,192
Golden Corral	31,398	28,870

	$86,533	$84,062

Earnings before income taxes
Big Boy	$6,473	$6,318
Opening expense	(101)	(219)

Total Big Boy	6,372	6,099

Golden Corral	1,286	1,634
Opening expense	(659)	(504)

Total Golden Corral	627	1,130

Total restaurant level profit	6,999	7,229

Administrative expense	(2,590)	(2,368)
Franchise fees and other revenue	372	423

Operating profit	4,781	5,284

Interest expense	(782)	(806)

	$3,999	$4,478

Depreciation and amortization
Big Boy	$2,287	$2,196
Golden Corral	1,560	1,293

	$3,847	$3,489

Capital expenditures
Big Boy	$2,801	$3,227
Golden Corral	5,272	5,772

	$8,073	$8,999

	As of
	(restated) September 18, 2005	(restated) May 29, 2005
Identifiable assets
Big Boy	$85,838	$84,943
Golden Corral	86,748	82,523

	$172,586	$167,466

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

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

One of the life insurance policies that the Company owned on the Chairman of the Board (see Note I – Life Insurance Benefit) was a split dollar policy that provided for the sum of $500,000 to be paid to the Chairman’s widow, who is a director of the Company.

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

Restatement

In early December 2005, the Company’s actuarial consulting firm informed the Company of a formula error in the software program it created in 1995, which caused the software program to not properly pro-rate the benefit for service for plan participants in the Company’s defined benefit pension plan for managers, office employees and commissary employees with less than 28 years of service before normal retirement. This actuarial formula error caused the Company’s net periodic pension cost (and related accounts in the consolidated balance sheet and the consolidated statement of earnings) to be overstated. The cumulative effect of the error on total assets was $1,986,000 and $1,866,000 respectively, as of September 18, 2005 and May 29, 2005.

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

Sales reached a record $86,533,000 for the First Quarter of Fiscal 2006, as sales rose $2,471,000 higher than the First Quarter of Fiscal 2005. The 2.9 percent increase was well below expectation, however, as same store sales decreased in both the Big Boy and Golden Corral segments of the business. Net earnings for the First Quarter of Fiscal 2006 were $2,602,000 (as restated), or diluted earnings per share (EPS) of $.50 (as restated), compared with $2,955,000 (as restated), or diluted EPS of $.57 (as restated) in the First Quarter of Fiscal 2005.

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

Gross Profit

Gross profit for the Big Boy segment includes commissary operations. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is highlighted below:

	1st Quarter
	(restated) 2006	(restated) 2005
	(in thousands)
Big Boy gross profit	$7,692	$7,432
Golden Corral gross profit	1,298	1,754

Total gross profit by segment	$8,990	$9,186

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows concerning cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	(restated) 1st Quarter 2006			(restated) 1st Quarter 2005
	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0
Food and Paper	34.8	32.6	38.6	35.0	32.5	39.8
Payroll and Related	33.0	34.3	30.6	33.2	34.5	30.6
Other Operating Costs (including opening costs)	21.8	19.1	26.7	20.9	19.5	23.5
Gross Profit	10.4	14.0	4.1	10.9	13.5	6.1

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

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions) was $502,000 (as restated) and $535,000 (as restated) respectively, in the First Quarter of Fiscal 2006 and the First Quarter of 2005. The discount rate used to measure net periodic pension cost was 6.0 percent in the First Quarter of Fiscal 2006 versus a rate 6.5 percent in the First Quarter of Fiscal 2005. The reduction in the rate had the effect of offsetting recent improvements in investment returns on equity investments that are held by the Company’s defined benefit pension plans. The Company anticipates making contributions to the two qualified defined benefit pension plans that it sponsors that will satisfy legal funding requirements for the year ending May 28, 2006 plus additional tax-deductible amounts that may be deemed advisable.

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

The working capital deficit was $23,550,000 (as restated) as of September 18, 2005. The deficit was $20,911,000 (as restated) as of May 29, 2005. The working capital deficit is expected to continue increasing over the next few years at a modest, manageable pace as construction debt is prudently increased to supplement the use of internally generated cash to finance expansion plans. In September 2005, the maximum amount that may be borrowed under the terms of the Company’s Construction Draw Facility was increased by $15,000,000, which increased to $19,000,000 the amount available to be drawn upon before the Facility expires on September 1, 2008, unless extended. Additionally, a $5,000,000 working capital revolving line of credit (currently unused) is readily available through September 1, 2008, if needed.

Operating Activities

Operating cash flows were $8,199,000 in the First Quarter of Fiscal 2006, or $3,726,000 higher than the First quarter of Fiscal 2005. The increase is attributable to normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which can and do often widely fluctuate. Management believes a more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus depreciation. This method yields $6,473,000 (as restated) in cash flows from operating activities for the First Quarter of Fiscal 2006 versus $6,502,000 (as restated) in the First Quarter of Fiscal 2005.

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

Acquired goodwill and other intangible assets are tested for impairment annually or whenever an impairment indicator arises.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

15	Letter re: unaudited interim financial statements, is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to rule 13a -14(a)/15d – 14(a) is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to rule 13a - 14(a)/15d – 14(a) is filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(Registrant)
DATE March 10, 2006

	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and
Principal Financial and Accounting Officer