Form 10-Q/A
period 2005-12-11
FRISCHS RESTAURANTS INC
filed 2006-03-27
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended December 11, 2005

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

Introductory Note

Grant Thornton LLP, the Company’s independent registered public accounting firm, completed its review of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 11, 2005. The purpose of this Form 10-Q/A is to:

•	remove the legend at the top of the facing page stating that the independent registered public accounting firm’s review is not complete;

•	remove the explanatory note above the index on page two of the report stating that the Company’s independent registered public accounting firm’s review is not complete and reporting the Company’s plan to amend its Annual Report on Form 10-K for the year ended May 29, 2005 and its Quarterly Report on Form 10-Q for the quarter ended September 18, 2005 to include restated financial statements (such amendments were filed respectively on February 24, 2006 and March 17, 2006); and to

•	revise the notes to consolidated financial statements by removing the second caption (Restatement of Financial Statements) under Note A -Accounting Policies and deleting Note B – Restatement in its entirety.

In addition, financial information under Items 1 and 2 of Part 1 of the Quarterly Report on Form 10-Q for the quarter ended December 11, 2005 has been revised in this Form Q/A to delete certain references to restatements in prior periods, as previously amended in Form 10-K/A (being Amendment No. 1 to Form 10-K for the year ended May 29, 2005) and in form 10-Q/A (being Amendment No. 1 to Form 10-Q for the quarter ended September 18, 2005).

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Twenty-eight weeks ended		Twelve weeks ended
	December 11, 2005	December 12, 2004	December 11, 2005	December 12, 2004
Sales	$153,485,878	$150,809,640	$66,953,103	$66,747,477

Cost of sales
Food and paper	53,614,595	52,752,737	23,510,330	23,338,433
Payroll and related	50,752,080	50,043,146	22,199,894	22,135,748
Other operating costs	33,928,301	30,758,207	15,041,822	13,203,667

	138,294,976	133,554,090	60,752,046	58,677,848

Gross profit	15,190,902	17,255,550	6,201,057	8,069,629

Administrative and advertising	7,923,259	7,665,386	3,342,188	3,340,625
Franchise fess and other revenue	(662,751)	(733,428)	(290,408)	(310,573)
(Gains) on sale of assets	—	(88,978)	—	(88,978)

Operating profit	7,930,394	10,412,570	3,149,277	5,128,555

Interest expense	1,439,592	1,446,664	657,506	640,568

Earnings before income taxes	6,490,802	8,965,906	2,491,771	4,487,987

Income taxes	2,206,000	3,225,000	809,000	1,702,000

Net Earnings	$4,284,802	$5,740,906	$1,682,771	$2,785,987

Earnings per share (EPS) of common stock:
Basic net earnings per share	$.85	$1.14	$.33	$.55

Diluted net earnings per share	$.83	$1.11	$.33	$.54

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

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Twenty-eight weeks ended December 11, 2005 and December 12, 2004

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at May 30, 2004	7,490,845	61,976,027	43,969,077	(32,920,555)	80,515,394
Net earnings for twenty-eight weeks	—	—	5,740,906	—	5,740,906
Stock options exercised - new shares issued	9,831	146,995	—	—	156,826
Stock options exercised - treasury shares re-issued	—	(6,819)	—	69,173	62,354
Tax benefit from stock options exercised	—	48,870	—	—	48,870
Other treasury shares re-issued	—	38,862	—	33,542	72,404
Employee stock purchase plan	—	(32,612)	—	—	(32,612)
Cash dividends - $.33 per share	—	—	(1,663,570)	—	(1,663,570)

Balance at December 12, 2004	7,500,676	62,171,323	48,046,413	(32,817,840)	84,900,572
Net earnings for twenty-four weeks	—	—	8,999,919	—	8,999,919
Stock options exercised - new shares issued	4,500	58,110	—	—	62,610
Stock options exercised - treasury shares re-issued	—	3,710	—	26,780	30,490
Tax benefit from stock options exercised	—	25,629	—	—	25,629
Other treasury shares re-issued	—	1,103	—	1,393	2,496
Treasury shares acquired	—	—	—	(30,491)	(30,491)
Employee stock purchase plan	—	(33,828)	—	—	(33,828)
Cash dividends - $.11 per share	—	—	(556,147)	—	(556,147)

Balance at May 29, 2005	7,505,176	62,226,047	56,490,185	(32,820,158)	93,401,250
Net earnings for twenty-eight weeks	—	—	4,284,802	—	4,284,802
Stock options exercised - new shares issued	15,921	271,476	—	—	287,397
Tax benefit from stock options exercised	—	32,496	—	—	32,496
Other treasury shares re-issued	—	24,098	—	27,731	51,829
Employee stock purchase plan	—	(22,725)	—	—	(22,725)
Cash dividends - $.33 per share	—	—	(1,671,212)	—	(1,671,212)

Balance at December 11, 2005	$7,521,097	$62,531,392	$59,103,775	$(32,792,427)	$96,363,837

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

NOTE B - LONG-TERM DEBT

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

	December 11, 2005		May 29, 2005
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Term Loans - under Construction Draw Facility	$36,672	$36,315	$32,168	$31,715

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

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
28 weeks ended:

December 11, 2005	5,061,406	$0.85	100,295	5,161,701	$0.83
December 12, 2004	5,036,682	$1.14	116,355	5,153,037	$1.11

12 weeks ended:

December 11, 2005	5,066,385	$.33	95,881	5,162,266	$.33
December 12, 2004	5,039,103	$.55	105,119	5,144,222	$.54

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F – SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	28 weeks ended		12 weeks ended
	Dec. 11, 2005	Dec. 12, 2004	Dec. 11, 2005	Dec. 12, 2004
	(in thousands)
Sales
Big Boy	$99,528	$100,594	$44,394	45,401
Golden Corral	53,958	50,216	22,559	21,346

	$153,486	$150,810	$66,953	$66,747

Earnings before income taxes
Big Boy	$12,033	$12,297	$5,559	$5,978
Opening expense	(162)	(264)	(60)	(45)

Total Big Boy	11,871	12,033	5,499	5,933

Golden Corral	743	2,502	(542)	869
Opening expense	(969)	(786)	(310)	(282)

Total Golden Corral	(226)	1,716	(852)	587

Total restaurant level profit	11,645	13,749	4,647	6,520

Administrative expense	(4,377)	(4,159)	(1,788)	(1,791)
Franchise fees and other revenue	663	733	290	311
Gain on asset sales	—	89	—	89

Operating profit	7,931	10,412	3,149	5,129

Interest expense	(1,440)	(1,446)	(657)	(641)

Earnings before income taxes	$6,491	$8,966	$2,492	$4,488

Depreciation and amortization
Big Boy	$4,072	$3,884	$1,785	$1,688
Golden Corral	2,789	2,346	1,229	1,053

	$6,861	$6,230	$3,014	$2,741

Capital expenditures
Big Boy	$6,004	$5,973	$3,203	$2,746
Golden Corral	8,570	7,166	3,298	1,394

	$14,574	$13,139	$6,501	$4,140

	As of
	Dec. 11, 2005	May 29, 2005
Identifiable assets
Big Boy	$86,898	$84,944
Golden Corral	89,000	82,522

	$175,898	$167,466

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are “forward-looking statements” (as that item is defined in the Private Securities Litigation Reform Act of 1995) that are subject to risks, uncertainties and other factors that could cause actual results and performance to differ materially from those expressed or implied by those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed in this Form 10-Q/A under “Item 1A. Risk Factors.” “Forward-looking statements” can generally be identified in sentences that contain words such as “should,” “would,” “could,” “may,” “plan,” “anticipate,” “project,” “believe,” “will,” “expect,” “estimate,” “intend,” “continue,” “assumptions,” “goals,” “target,” and similar words (or derivatives thereof) that may be used to convey “forward-looking statements” that are contained in this MD&A.

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

Net earnings for the Second Quarter of Fiscal 2006 were $1,683,000, or diluted earnings per share (EPS) of $.33. Comparable net earnings from the Second Quarter of Fiscal 2005 were $2,786,000, or $.54 diluted EPS. Net earnings for the First Half of Fiscal 2006 were $4,285,000, or $.83 diluted EPS. Comparable net earnings from the First Half of Fiscal 2005 were $5,741,000, or $1.11 diluted EPS. The erosion of sales had its impact on comparable gross profits:

•	Big Boy gross profit declined 6.6 percent from the Second Quarter of Fiscal 2005, and 1.4 percent below the First Half of Fiscal 2005.

•	Golden Corral gross profit was 135 percent below the Second Quarter of Fiscal 2005, and was 66.6 percent below the First Half of Fiscal 2005.

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

Steep gasoline prices have been especially harsh on Golden Corral’s customer counts. In addition, the soft Midwest economy has had a greater effect on Golden Corral sales than on Big Boy sales. However, management believes that operational execution is in need of improvement. Certain strategies are now being implemented to grow sales and halt unacceptable margin erosions. Reducing new store openings will allow management to focus on a return to fundamentals, including proper in-store execution, every day promotion, labor scheduling and staffing. A new marketing strategy – “Everyone Deserves a Good Meal, Everyday”– is also being put into place that features special menu items at dinner each day of the week.

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

	12 weeks 12/11/05			12 weeks 12/12/04			28 weeks 12/11/05			28 weeks 12/12/04
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and Paper	35.1	32.5	40.2	35.0	33.0	39.2	34.9	32.6	39.3	35.0	32.7	39.5
Payroll and Related	33.2	34.0	31.6	33.2	34.0	31.3	33.1	34.2	31.0	33.2	34.3	30.9
Other Operating Costs (including opening costs)	22.5	18.7	29.8	19.8	17.5	24.6	22.1	18.9	28.0	20.4	18.6	24.0
Gross Profit	9.2	14.8	-1.6	12.0	15.5	4.9	9.9	14.3	1.7	11.4	14.4	5.6

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

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87) was $421,000 in the Second Quarter of Fiscal 2006 and was $361,000 the Second Quarter of Fiscal 2005. Net periodic pension cost was $923,000 for the First Half of Fiscal 2006 and was $896,000 for the First Half of Fiscal 2005. The Company anticipates making contributions to the two qualified defined pension plans that it sponsors that will satisfy legal funding requirements for the year ending May 28, 2006 plus additional tax-deductible amounts that may be deemed advisable.

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

Acquired goodwill and other intangible assets are tested for impairment annually or whenever an impairment indicator arises.

ITEM 6. EXHIBITS

15	Letter re: unaudited interim financial statements is filed herewith

31.1	Certification of Chief Executive Officer pursuant to rule 13a -14(a)/15d – 14(a) is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to rule 13a - 14(a)/15d – 14(a) is filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(registrant)

DATE March 27, 2006

	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and
Principal Financial and Accounting Officer