Form 10-Q
period 2006-03-05
FRISCHS RESTAURANTS INC
filed 2006-04-11
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended: March 5, 2006

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

The total number of shares outstanding of the issuer’s no par common stock, as of March 24, 2006 was: 5,073,774

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Forty weeks ended		Twelve weeks ended
	March 5, 2006	March 6, 2005 (restated)	March 5, 2006	March 6, 2005 (restated)
Sales	$220,745,741	$213,608,307	$67,259,863	$62,798,667

Cost of sales
Food and paper	77,317,462	75,144,025	23,702,867	22,391,288
Payroll and related	72,969,756	70,983,727	22,217,676	20,940,581
Other operating costs	48,715,459	44,021,135	14,787,158	13,262,928

	199,002,677	190,148,887	60,707,701	56,594,797

Gross profit	21,743,064	23,459,420	6,552,162	6,203,870

Administrative and advertising	11,158,025	10,887,677	3,234,766	3,222,291
Franchise fees and other revenue	(960,515)	(1,026,160)	(297,764)	(292,732)
(Gains) on sale of assets	(393,595)	(88,978)	(393,595)	—

Operating profit	11,939,149	13,686,881	4,008,755	3,274,311

Interest expense	2,104,649	2,173,026	665,057	726,362
Life insurance - death benefit in excess of cash surrender value	—	(4,440,000)	—	(4,440,000)

Earnings before income taxes	9,834,500	15,953,855	3,343,698	6,987,949

Income taxes	3,344,000	4,028,000	1,138,000	803,000

Net Earnings	$6,490,500	$11,925,855	$2,205,698	$6,184,949

Earnings per share (EPS) of common stock:

Basic net earnings per share	$1.28	$2.37	$.43	$1.22

Diluted net earnings per share	$1.26	$2.31	$.43	$1.20

The	accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	March 5, 2006 (unaudited)	May 29, 2005
Current assets
Cash	$533,876	$306,300
Trade and other receivables	2,241,473	1,389,975
Inventories	4,668,397	4,592,093
Prepaid expenses and sundry deposits	2,671,548	2,819,762
Prepaid and deferred income taxes	818,638	942,611

Total current assets	10,933,932	10,050,741

Property and equipment
Land and improvements	60,695,539	56,830,344
Buildings	84,554,282	81,434,781
Equipment and fixtures	88,556,176	84,240,573
Leasehold improvements and buildings on leased land	28,232,912	21,590,570
Capitalized leases	5,492,872	7,131,603
Construction in progress	858,494	6,435,214

	268,390,275	257,663,085
Less accumulated depreciation and amortization	114,287,785	109,461,135

Net property and equipment	154,102,490	148,201,950

Other assets
Goodwill	740,644	740,644
Other intangible assets	1,420,062	1,400,659
Investments in land	2,103,745	974,370
Property held for sale	1,857,244	1,857,244
Other	3,918,997	4,239,974

Total other assets	10,040,692	9,212,891

Total assets	$175,077,114	$167,465,582

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 5, 2006 (unaudited)	May 29, 2005
Current liabilities
Long-term obligations due within one year
Long-term debt	$8,960,884	$7,598,182
Obligations under capitalized leases	451,309	533,016
Self insurance	922,588	851,737
Accounts payable	11,688,815	12,799,147
Accrued expenses	9,600,810	8,763,971
Income taxes	37,810	416,125

Total current liabilities	31,662,216	30,962,178

Long-term obligations
Long-term debt	32,488,023	29,570,481
Obligations under capitalized leases	2,690,557	3,136,836
Self insurance	1,818,085	1,981,342
Deferred income taxes	3,860,375	4,830,375
Deferred compensation and other	3,988,323	3,583,120

Total long-term obligations	44,845,363	43,102,154

Commitments	—	—

Shareholders’ equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,521,097 and 7,505,176 shares - stated value - $1	7,521,097	7,505,176
Additional contributed capital	62,531,392	62,226,047

	70,052,489	69,731,223

Retained earnings	61,309,473	56,490,185

	131,361,962	126,221,408

Less cost of treasury stock (2,447,323 and 2,449,394 shares)	32,792,427	32,820,158

Total shareholders’ equity	98,569,535	93,401,250

Total liabilities and shareholders’ equity	$175,077,114	$167,465,582

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Forty weeks ended March 5, 2006 and March 6, 2005

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at May 30, 2004	7,490,845	61,976,027	43,969,077	(32,920,555)	80,515,394
Net earnings for forty weeks - (restated)	—	—	11,925,855	—	11,925,855
Stock options exercised - new shares issued	14,331	205,105	—	—	219,436
Stock options exercised - treasury shares re-issued	—	(3,109)	—	95,953	92,844
Tax benefit from stock options exercised	—	74,501	—	—	74,501
Other treasury shares re-issued	—	39,965	—	34,935	74,900
Treasury shares acquired	—	—	—	(30,491)	(30,491)
Employee stock purchase plan	—	(32,612)	—	—	(32,612)
Cash dividends - $.33 per share	—	—	(1,663,582)	—	(1,663,582)

Balance at March 6, 2005 (restated)	7,505,176	62,259,877	54,231,350	(32,820,158)	91,176,245
Net earnings for twelve weeks (restated)	—	—	2,814,970	—	2,814,970
Employee stock purchase plan	—	(33,830)	—	—	(33,830)
Cash dividends - $.11 per share	—	—	(556,135)	—	(556,135)

Balance at May 29, 2005	7,505,176	62,226,047	56,490,185	(32,820,158)	93,401,250
Net earnings for forty weeks	—	—	6,490,500	—	6,490,500
Stock options exercised - new shares issued	15,921	271,476	—	—	287,397
Tax benefit from stock options exercised	—	32,496	—	—	32,496
Other treasury shares re-issued	—	24,098	—	27,731	51,829
Employee stock purchase plan	—	(22,725)	—	—	(22,725)
Cash dividends - $.33 per share	—	—	(1,671,212)	—	(1,671,212)

Balance at March 5, 2006	$7,521,097	$62,531,392	$61,309,473	$(32,792,427)	$98,569,535

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Forty weeks ended March 5, 2006 and March 6, 2005

(unaudited)

	2006	2005 (restated)
Cash flows provided by (used in) operating activities:
Net earnings	$6,490,500	$11,925,855
Adjustments to reconcile net earnings to net cash from operating activities:
Life insurance benefit	—	(4,440,000)
Depreciation and amortization	9,886,424	9,015,021
Loss (gain) on disposition of assets, including abandonments	(58,936)	(55,426)

	16,317,988	16,445,450
Changes in assets and liabilities:
Trade and other receivables	(851,498)	(348,334)
Inventories	(76,304)	(330,059)
Prepaid expenses and sundry deposits	148,214	(407,497)
Other assets	544,982	111,104
Prepaid, accrued and deferred income taxes	(1,224,342)	464,368
Tax benefit from stock options exercised	32,496	74,501
Accounts payable	(1,110,332)	940,795
Accrued expenses	836,839	61,484
Self insurance	(92,406)	(487,036)
Deferred compensation and other liabilities	405,203	693,684

	(1,387,148)	773,010

Net cash provided by operating activities	14,930,840	17,218,460

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(16,084,603)	(18,595,237)
Proceeds from disposition of property	356,575	242,360
Proceeds from disposition of franchise rights	—	168,982
Change in other assets	(1,372,783)	(345,888)

Net cash (used in) investing activities	(17,100,811)	(18,529,783)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	11,000,000	9,500,000
Payment of long-term debt and capital lease obligations	(7,247,742)	(5,960,237)
Cash dividends paid	(1,671,212)	(1,663,582)
Proceeds from stock options exercised - new shares issued	287,397	219,436
Proceeds from stock options exercised - treasury shares re-issued	—	92,844
Other treasury shares re-issued	51,829	74,900
Treasury shares acquired	—	(30,491)
Employee stock purchase plan	(22,725)	(32,612)

Net cash provided by financing activities	2,397,547	2,200,258

Net increase in cash and equivalents	227,576	888,935
Cash and equivalents at beginning of year	306,300	294,410

Cash and equivalents at end of quarter	$533,876	$1,183,345

Supplemental disclosures:
Interest paid	$2,394,150	$2,433,556
Income taxes paid (net of refunds, if any)	4,536,248	3,489,131
Life insurance receivable, net of beneficiary liability	—	9,150,000
Lease transactions capitalized	—	537,777

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third Quarter Fiscal 2006, Ended March 5, 2006

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

Restatement of Financial Statements

In early December 2005, the Company’s actuarial consulting firm informed the Company of a formula error in the software program it created in 1995, which caused the software program to not properly pro-rate the benefit for service for plan participants in the Company’s defined benefit pension plan for managers, office employees and commissary employees with less than 28 years of service before normal retirement. The actuarial formula error caused the Company’s net periodic pension cost (and related accounts in the consolidated balance sheet and the consolidated statement of earnings) to be overstated. The financial statement effects of the error have previously been restated for all prior annual and quarterly periods. The details of the restatement for the 40 and twelve weeks ended March 6, 2005 are presented herein. See Note B – Restatement.

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

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Outstanding checks totaling $933,000 were included in accounts payable as of May 29, 2005.

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of March 5, 2006 and May 29, 2005. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Accounting for Rebates

Cash consideration received from certain food vendors is treated as a reduction of cost of sales and is recognized in the same period the Company sells the food.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from ten to 25 years for buildings or components thereof and five to ten years for equipment. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term as lease terms are defined in Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $133,000 and $89,000 respectively, for the 40 weeks ended March 5, 2006 and March 6, 2005, and was $46,000 and zero respectively, for the twelve weeks ended March 5, 2006 and March 6, 2005. Property betterments are capitalized while the cost of maintenance and repairs is expensed as incurred.

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. No new unit construction was in progress as of March 5, 2006. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

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

Capitalized computer software is amortized on the straight-line method over the estimated service lives, which range from three to ten years. The Company’s cost capitalization policy with respect to computer software complies with the American Institute of Certified Public Accountants’ Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The installation of an enterprise information system was completed in September 2004. Preliminary project stage costs were expensed as incurred in fiscal years 2002 and 2003. Software acquisition costs, installation, configuration, implementation and testing costs were capitalized during the application development stage. The capitalization of the project included interest costs together with payroll and payroll related costs for certain employees who worked on the implementation. Capitalized interest for the 40 and twelve weeks ended March 6, 2005 was $15,000 and zero, respectively. Capitalized payroll and payroll related costs for the 40 and twelve weeks ended March 6, 2005 was $96,000 and zero, respectively. Net of accumulated depreciation and amortization, the capitalized cost of the enterprise information system was $4,022,000 and $4,400,000, respectively, as of March 5, 2006 and May 29, 2005.

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

Leases

Minimum scheduled lease payments on operating leases, including escalating rental payments, are recognized as rent expense on a straight-line basis over the term of the lease, including option periods considered to be part of the lease term, as defined by SFAS 13, as amended. Contingent rentals, typically based on a percentage of restaurant sales in excess of a fixed amount, are expensed as incurred. SFAS 13 also requires rent to be recognized during that part of the term of the lease when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while a restaurant is being constructed on leased land. Effective September 19, 2005, the capitalization of rent recognized during “rent holiday” periods was discontinued and is now charged to expense.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” is applicable to legal obligations associated with the retirement of certain tangible long-lived assets. Its application has not materially impacted the Company’s financial statements in any of the periods presented. Also, see the discussion under “New Accounting Pronouncements” elsewhere in Note A – Accounting Policies.

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of March 5, 2006 and May 29, 2005, the carrying amount of goodwill acquired in prior years was $741,000, which is net of $308,000 amortized in prior years.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, or approximately $91,000 per year in each of the next five years for the 34 Golden Corral restaurants in operation as of March 5, 2006. Amortization for the 40 weeks ended March 5, 2006 and March 6, 2005 was $66,000 and $57,000 respectively, and was $21,000 and $18,000 respectively, for the twelve weeks ended March 5, 2006 and March 6, 2005. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	March 5, 2006	May 29, 2005
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,360	$1,200
Less accumulated amortization	(315)	(249)

Carrying amount of Golden Corral initial franchise fees subject to amortization	1,045	951

Current portion of Golden Corral initial franchise fees subject to amortization	(91)	(83)
Golden Corral fees not yet subject to amortization	305	365

Other intangible assets	161	168

Total other intangible assets	$1,420	$1,401

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

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred:

	40 weeks ended		12 weeks ended
	Mar. 5, 2006	Mar. 6, 2005	Mar. 5, 2006	Mar. 6, 2005
	(in thousands)
Golden Corral	$1,117	$881	$147	$95
Big Boy	263	265	102	1

	$1,380	$1,146	$249	$96

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

Prepaid pension benefit costs (see Note F – Pension Plans) and FESP assets are the principal components of “Other long-term assets” in the balance sheet. The current portion of prepaid pension benefit costs is included in “Prepaid expenses and sundry deposits” in the balance sheet.

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Claims experience has historically been reviewed each quarter, with a more comprehensive annual review being performed during the first quarter of each fiscal year. The annual review would typically result in adjustments to the self-insurance liabilities to more closely match claims experience. Because active claims management and post accident drug testing in recent years have effected vast improvements in claims experience, management determined that a comprehensive review should be performed every quarter and that adjustments to the self-insurance liabilities should be recorded as needed based on claims experience, beginning with the third quarter of fiscal 2005 that ended March 6, 2005. A summary of adjustments to lower self-insured liabilities:

40 weeks ended		12 weeks ended
Mar. 5, 2006	Mar. 6, 2005	Mar. 5, 2006	Mar. 6, 2005
(in thousands)
$616	$963	$242	$349

A lower rate is being used in the current fiscal year to accrue initial self-insurance liabilities, which should reduce the size of future quarterly adjustments.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” No stock based employee compensation cost is included in net earnings, as all options granted during the periods presented had an exercise price equal to the market value of the stock on the date of the grant. In accordance with Statement of Financial Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure,” the following table presents the effect on net earnings and earnings per share if the Company had accounted for stock options using the fair value recognition provisions of SFAS 123:

	40 weeks ended		12 weeks ended
	Mar. 5, 2006	(restated) Mar. 6, 2005	Mar. 5, 2006	(restated) Mar. 6, 2005
	(in thousands, except per share data)
Net earnings, as reported	$6,491	$11,926	$2,206	$6,185
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	239	308	46	50

Pro forma net earnings	$6,252	$11,618	$2,160	$6,135

Earnings per share

Basic – as reported	$1.28	$2.37	$.43	$1.22
Basic – pro forma	$1.23	$2.30	$.43	$1.21

Diluted – as reported	$1.26	$2.31	$.43	$1.20
Diluted – pro forma	$1.21	$2.25	$.42	$1.19

(a)	For a summary of options granted, refer to the stock option section of Note E – Capital Stock.

The estimated total stock-based employee compensation expense was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions (no options were granted during either of the twelve weeks ended March 5, 2006 or March 6, 2005):

	40 weeks ended
	Mar. 5, 2006	Mar. 6, 2005
Dividend yield	1.80%	1.61%
Expected volatility	26%	29%
Risk free interest rate	3.87%	3.82%
Expected lives	5 years	5 years
Weighted average fair value of options granted	$6.19	$8.13

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” The revised SFAS 123 (SFAS 123(R)), “Share-Based Payment,” supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of stock options issued to be expensed. It is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which will be the Company’s fiscal year 2007 that will begin near the end of May 2006. The impact upon adoption is expected to be similar to the pro forma information required by SFAS 148 that is disclosed elsewhere in Note A – Accounting Policies.

Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs,” clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for inventory costs incurred during fiscal years that begin after June 15, 2005. Earlier application is permitted. Its adoption on the first day of fiscal year 2007 is not expected to have any material impact on the Company’s earnings.

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

FASB interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation under Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations” and therefore should be recognized now if fair value is reasonably estimable. The Company currently believes the impact of FIN 47 upon adoption in the fourth quarter of fiscal year 2006 will be immaterial, but the formal evaluation now underway has not been completed.

Statement of Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued in May 2005, effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of SFAS 154 for any accounting changes or error corrections that may occur in fiscal year 2007 and thereafter.

The Company reviewed all other significant newly issued accounting pronouncements, including the following Statements of Financial Accounting Standards: No. 152 “Accounting for Real Estate Time Sharing Transactions;” No. 153 “Exchanges of Nonmonetary Assets;” No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” and concluded that they are either not applicable to the Company’s business or that no material impact is anticipated on the financial statements as a result of future adoption.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – RESTATEMENT (for error in actuarial calculation relating to defined benefit pension plan)

In early December 2005, the Company’s actuarial consulting firm informed the Company of an error in the software program created by the consultant in June 1995, to calculate certain items in connection with the Company’s defined benefit pension plan for managers, office employees and commissary employees. The error was in a formula the consultant used to calculate the proration of an individual’s benefits between pre- and post- 1993 accounts. According to the actuarial consultant, its formula failed to properly prorate the benefit for service for plan participants with less than 28 years of service before normal retirement. Given the nature of the error, the Company could not have identified this error through its review of the actuarial information provided by the actuarial consultant. The actuarial consultant has confirmed to the Company that the error has had no effect on any benefits paid to plan participants.

The formula error impacted the calculation (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”) of the Company’s net periodic pension cost (and related accounts in the consolidated balance sheet and the consolidated statement of earnings) for that defined benefit pension plan, resulting in a series of annual overstatements of the net periodic pension cost for each of the previous ten fiscal years. The overstatement in each period is deemed by the Company to be immaterial for that period. The financial statement effects of the error have previously been restated for all prior annual and quarterly periods. The details of the restatement for the 40 and twelve weeks ended March 6, 2005 are presented herein.

The table below shows the financial statement effects of the error on the Company’s consolidated statement of earnings for the 40 and twelve weeks ended March 6, 2005 (in thousands, except per share amounts):

	March 6, 2005
	40 Weeks	12 Weeks
Payroll and related expense – as reported	$71,197	$21,005
Payroll and related expense – as restated	70,984	20,941

Gross profit – as reported	23,246	6,140
Gross profit – as restated	23,459	6,204

Operating profit – as reported	13,474	3,210
Operating profit – as restated	13,687	3,274

Earnings before income taxes – as reported	15,741	6,924
Earnings before income taxes – as restated	15,954	6,988
Income taxes – as reported	3,955	781
Income taxes – as restated	4,028	803

Net earnings – as reported	11,786	6,143
Net earnings – as restated	11,926	6,185

Diluted EPS – as reported	2.29	1.19
Diluted EPS – as restated	2.31	1.20

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – RESTATEMENT (for error in actuarial calculation relating to defined benefit pension plan) (CONTINUED)

The table below shows the financial statement effects of the error on the Company’s consolidated statement of cash flows for the forty weeks March 6, 2005 (in thousands):

March 6, 2005
Net earnings – as reported	$11,786
Net earnings – as restated	11,926

Changes in assets and liabilites:
Prepaid expenses and sundry deposits – as reported	177
Prepaid expenses and sundry deposits – as restated	(407)

Other assets – as reported	(261)
Other assets – as restated	111

Prepaid, accrued and deferred income taxes – as reported	391
Prepaid, accrued and deferred income taxes – as restated	464

Cash and equivalents at end of quarter – as reported	1,183
Cash and equivalents at end of quarter – as restated	1,183

NOTE C - LONG-TERM DEBT

	March 5, 2006		May 29, 2005
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$1,000	$—	$2,000
Term Loans	8,961	28,488	7,598	24,570
Bullet Loan	—	3,000	—	3,000
Revolving Credit Loan	—	—	—	—

	$8,961	$32,488	$7,598	$29,570

The portion payable after one year matures as follows:

	March 5, 2006	May 29, 2005
	(in thousands)
Period ending in 2008	$9,380	$9,363
2009	10,079	9,726
2010	4,824	5,161
2011	4,069	2,780
2012	2,687	2,058
Subsequent to 2012	1,449	482

	$32,488	$29,570

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C – LONG TERM DEBT (CONTINUED)

On September 27, 2005, the Company amended and restated all of its loan agreements with its lender. The Construction Draw Facility (the Facility), an unsecured draw credit line intended to finance new restaurant construction, was amended to increase the maximum that may be borrowed from $61,500,000 to $76,500,000. As $57,500,000 had already been cumulatively drawn, the amount available to be borrowed was effectively increased from $4,000,000 to $19,000,000. The expiration for borrowing under the Facility was extended from September 1, 2006 to September 1, 2008.

The Facility is subject to a .25 percent unused commitment fee. As of March 5, 2006, $11,000,000 was unused and available to be borrowed. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

Fixed interest rates have been chosen for all of the Term Loans (original notes for $64,500,000), the weighted average of which is 6.09 percent, and all of the Term Loans are being repaid in 84 equal monthly installments of principal and interest aggregating $958,000, expiring in various periods ranging from May 2006 through December 2012. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. As of March 5, 2006, $1,000,000 remained in the Construction Phase of the Facility. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2008, unless extended.

The Bullet Loan bears interest at a fixed rate of 5.57 percent. It matures and is payable in one installment on December 31, 2007. On September 27, 2005, four of six mortgages that had been held as collateral for the Bullet Loan were released pursuant to the amended and restated loan agreements. The approximate book value of the real property secured by the two remaining mortgages is $4,266,000 as of March 5, 2006.

The Revolving Credit Loan allows for borrowing of up to $5,000,000 to fund temporary working capital needs. The loan, none of which was outstanding as of March 5, 2006, is subject to a 30 consecutive day out-of-debt period each year. The amended and restated loan agreements extended its maturity from September 1, 2006 to September 1, 2008. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a .25 percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to tangible net worth, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of March 5, 2006. Compensating balances are not required by any of these loan agreements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C – LONG TERM DEBT (CONTINUED)

Being variable rated interest loans, the fair values of any outstanding balances in the Construction Phase of the Construction Draw Facility or the Revolving Credit Loan approximate carrying value as of March 5, 2006 and May 29, 2005. The fair value of the Bullet Loan also approximates carrying value. The fair values of the fixed rate Term Loans shown in the following table are based on fixed rates that would be available for loans with identical terms and maturities, if borrowed at March 5, 2006 and May 29, 2005.

	March 5, 2006		May 29, 2005
	Carrying Value	Fair value	Carrying Value	Fair value
	(in thousands)
Term Loans – under
Construction Draw Facility	$36,449	$36,952	$32,169	$31,715

NOTE D - LEASED PROPERTY

Although it is the Company’s policy to own its restaurant locations whenever possible, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of March 5, 2006, 32 restaurants were in operation on leased premises, consisting of seven capital leases, 22 operating leases and three month-to-month arrangements. Eight of the 22 operating leases are ground leases for Golden Corral restaurants. All of the other 24 leased properties are for Big Boy operations.

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	March 5, 2006	May 29, 2005
	(in thousands)
Restaurant facilities (7)	$4,328	$5,967
Delivery equipment	1,165	1,165

	5,493	7,132
Less accumulated amortization	(4,621)	(5,841)

	$872	$1,291

Two of the month-to-month rentals (both of which were previously classified as capitalized leases) are for restaurant facilities that reached their normal lease expiration on February 28, 2006 which are continuing to be occupied pending the execution of the Company’s right to purchase the facilities from the landlord. The purchase price for the acquisition of these two properties has yet to be determined, but is not expected to exceed $2,500,000. The other month-to-month arrangement resulted from the early termination of a capitalized lease pursuant to an eminent domain proceeding. Office space is occupied under an operating lease that expires during 2013, with renewal options available through 2023.

During the quarter ended March 6, 2005, the Company undertook a review of its accounting for leases. The review determined that the Company had erred by not accounting for escalating rental payments on a straight-line basis over the terms of the applicable leases, including option periods considered to be part of the lease under SFAS 13, as amended. In addition, rent had not been recorded for “rent holiday” periods that often occur during construction of buildings on leased land, when no rent is payable. As a result, the Company determined that its balance sheet had a $615,000 understatement for accrued rent, comprised of $433,000 of under accrued escalating rental payments and $182,000 for “rent holidays.” The impact of this issue on the Company’s financial statements was evaluated and it was determined that the errors were not material to any of the applicable prior periods. Thus, the cumulative $615,000 adjustment was charged against “Other operating costs” during the twelve weeks ended March 6, 2005 ($400,000 after tax), $182,000 of which was subsequently capitalized in the fourth quarter of fiscal 2005.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LEASED PROPERTY (CONTINUED)

Rent expense under operating leases:

	40 weeks ended		12 weeks ended
	Mar. 5, 2006	March 6, 2005	Mar 5, 2006	Mar. 6, 2005
	(in thousands)
Minimum rentals	$1,501	$1,182	$476	$345
Contingent payments	39	43	11	11
Cumulative rent adjustment (discussed above)	—	615	—	615

	$1,540	$1,840	$487	$971

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending March 5,	Capitalized leases	Operating leases
	(in thousands)
2007	$604	$1,785
2008	2,625	1,787
2009	154	1,750
2010	106	1,674
2011	81	1,425
2012 to 2025	115	16,966

Total	3,685	$25,387

Amount representing interest	(543)

Present value of obligations	3,142
Portion due within one-year	(451)

Long-term obligations	$2,691

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

As of March 5, 2006, options to purchase 84,500 shares had been granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer. The Committee has determined that outstanding options belonging to the President and Chief Executive Officer vest six months from the date of grant. The Committee has further determined that outstanding options granted to other key employees vest in three equal annual installments and that outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. As of March 5, 2006, 726,000 shares remain available to be optioned, including 10,500 shares granted that were subsequently forfeited, which are again available for grants in accordance with the “Re-Use of Shares” provision of the Plan.

No other awards - stock appreciation rights, restricted stock award, unrestricted stock award or performance award - had been granted under the 2003 Stock Option and Incentive Plan.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - CAPITAL STOCK (CONTINUED)

Other Stock Option Plans

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. As of March 5, 2006, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned to date, 340,321 remain outstanding as of March 6, 2006, 211,478 of which belong to the President and Chief Executive Officer.

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

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan:

	40 weeks ended
	March 5, 2006		March 6, 2005
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share
Outstanding at beginning of year	376,577	$18.90	319,993	$15.97
Granted during the 40 weeks	77,500	$24.50	81,000	$29.37
Exercised during the 40 weeks	(15,921)	$18.05	(21,497)	$14.53
Expired during the 40 weeks	—	$—	—	$—
Forfeited during the 40 weeks	(23,835)	$25.81	(2,919)	$20.83

Outstanding at end of quarter	414,321	$19.58	376,577	$18.90

Exercisable at beginning of year	283,903	$17.04	227,314	$14.94

Exercisable at end of quarter	330,819	$18.19	283,903	$17.04

Stock options outstanding and exercisable as of March 5, 2006 for the 1993 Stock option Plan and the 2003 Stock option and Incentive Plan:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	72,229	$10.62	4.11 years
$13.01 to $18.00	58,085	$13.74	5.30 years
$18.01 to $24.20	158,507	$19.73	7.02 years
$24.21 to $30.13	125,500	$27.26	8.72 years

$ 8.31 to $30.13	414,321	$19.58	6.79 years

Exercisable:
$ 8.31 to $13.00	72,229	$10.62	—
$13.01 to $18.00	58,085	$13.74	—
$18.01 to $24.20	133,998	$19.39	—
$24.21 to $30.13	66,507	$27.88	—

$ 8.31 to $30.13	330,819	$18.19	—

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - CAPITAL STOCK (CONTINUED)

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of October 31, 2005 (latest available data), 109,868 shares had been purchased through the plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of October 31, 2005, the custodian held 37,371 shares on behalf of employees. Under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (see New Accounting Pronouncements in Note A – Accounting Policies), effective with the beginning of fiscal year 2007 the employee purchase discount described above will be charged as compensation cost. The present treatment of the discount is to charge the cost through additional paid in capital.

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Executive Savings Plan (see Note A – Accounting Policies) when it was established in 1993. As of March 5, 2006, 48,315 shares remained in the reserve, including 9,010 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of March 5, 2006, the Company’s treasury held 2,447,323 shares of the Company’s common stock. From September 1998 through January 2002, 1,135,286 shares of the Company’s common stock were repurchased at a cost of $12,162,000 pursuant to repurchase programs authorized by the Company’s Board of Directors. No shares were repurchased under the two-year authorization that expired October 7, 2004.

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

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
40 weeks ended:

March 5, 2006	5,065,117	$1.28	95,824	5,160,941	$1.26
March 6, 2005 (restated)	5,041,246	$2.37	114,833	5,156,079	$2.31

12 weeks ended:

March 5, 2006	5,073,774	$0.43	86,319	5,160,093	$.43
March 6, 2005 (restated)	5,051,894	$1.22	111,263	5,163,157	$1.20

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans plus an unfunded non qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The following table shows the components of net periodic pension cost for all periods presented in these consolidated financial statements:

	40 weeks ended		12 weeks ended
Net periodic pension cost components	Mar. 5, 2006	(restated) Mar. 6, 2005	Mar. 5, 2006	(restated) Mar. 6, 2005
	(in thousands)
Service cost	$1,299	$1,155	$391	$350
Interest cost	1,165	1,049	351	318
Expected return on plan assets	(1,561)	(1,432)	(470)	(434)
Amortization of prior service cost	56	54	17	16
Amortization of loss	362	460	109	140

Net periodic pension cost	$1,321	$1,286	$398	$390

Weighted average discount rate	6.0%	6.5%	6.0%	6.5%
Weighted average rate of compensation increase	4.5%	5.0%	4.5%	5.0%
Weighted average expected long-term rate of return on plan assets	8.5%	8.5%	8.5%	8.5%

The Company anticipates making contributions to the two qualified defined benefit pension plans sufficient to satisfy legal funding requirements for the year ending May 28, 2006 plus additional tax-deductible amounts that may be deemed advisable. As of March 5, 2006, $300,000 had been contributed to the plans and $300,000 remained to be contributed before May 28, 2006.

Compensation expense (not included in the net periodic pension cost described above) relating to the Nondeferred Cash Balance Plan (see Note A – Accounting Policies) was $268,000 and $275,000 respectively, during the 40 weeks ended March 5, 2006 and March 6, 2005, and was $109,000 and $124,000 respectively, for the twelve weeks ended March 5, 2006 and March 6, 2005. Contributions of $367,000 and $521,000 respectively, were made to the Plan in December 2005 and December 2004.

The Company sponsors two 401(k) plans (see Note A – Accounting Policies). In addition, a non-qualified Executive Savings Plan is sponsored for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Note A – Accounting Policies). In the 40 weeks ended March 5, 2006 and March 6, 2005, matching contributions to the 401(k) plans amounted to $120,000 and $127,000 respectively, and were $35,000 and $36,000 respectively, during the twelve weeks ended March 5, 2006 and March 6, 2005. Matching contributions to the Executive Savings Plan were $17,000 and $16,000 respectively, during the 40 weeks ended March 5, 2006 and March 6, 2005, and were $5,000 and $4,000 respectively, during the twelve weeks ended March 5, 2006 and March 6, 2005.

The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G – SEGMENT INFORMATION

The Company has two reportable segments within the family dining sector of the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	40 weeks ended		12 weeks ended
	Mar. 5, 2006	(restated) Mar. 6, 2005	Mar. 5, 2006	(restated) Mar. 6, 2005
	(in thousands)
Sales
Big Boy	$142,287	$142,427	$42,759	41,834
Golden Corral	78,459	71,181	24,501	20,965

	$220,746	$213,608	$67,260	$62,799

Earnings before income taxes
Big Boy	$17,165	$16,445	$5,132	$4,147
Opening expense	(263)	(265)	(102)	(1)

Total Big Boy	16,902	16,180	5,030	4,146

Golden Corral	841	3,174	97	673
Opening expense	(1,117)	(881)	(147)	(95)

Total Golden Corral	(276)	2,293	(50)	578

Total restaurant level profit	16,626	18,473	4,980	4,724

Administrative expense	(6,042)	(5,901)	(1,663)	(1,742)
Franchise fees and other revenue	961	1,026	298	292
Gain on asset sales	394	89	394	—

Operating profit	11,939	13,687	4,009	3,274

Interest expense	(2,105)	(2,173)	(665)	(726)
Life insurance benefit	—	4,440	—	4,440

Earnings before income taxes	$9,834	$15,954	$3,344	$6,988

Depreciation
Big Boy	$5,836	$5,679	$1,764	$1,795
Golden Corral	4,050	3,336	1,261	990

	$9,886	$9,015	$3,025	$2,785

Capital expenditures
Big Boy	$8,546	$6,023	$2,542	$50
Golden Corral	7,539	12,572	234	5,406

	$16,085	$18,595	$2,776	$5,456

	As of
	Mar. 5, 2006	May 29, 2005
Identifiable assets
Big Boy	$86,872	$84,943
Golden Corral	88,205	82,523

	$175,077	$167,466

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

A group of current and former employees of one of the Company’s Golden Corral restaurants filed a collective action against the Company in December 2003 alleging multiple violations of the Fair Labor Standards Act. The parties have negotiated a settlement agreement that dismissed the case in U. S. District Court and submitted the matter to arbitration. The settlement contains a provision for opt-in notices to be sent to all current and former employees of the restaurant who are eligible to participate in the arbitration. The opt-in period is now closed and settlement options are being explored. While it is not presently possible to ascertain the ultimate legal and financial liability of the Company with respect to this matter, the Company has set aside a reserve that it believes is a reasonable estimate for the probable resolution of the matter. The charge against earnings to establish a reserve during the quarter ended September 18, 2005 did not have a material adverse impact on the Company’s earnings or financial position.

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

As of March 5, 2006, the Company has two outstanding letters of credit totaling $164,000 in support of its self- insurance program (See Note A – Accounting Policies). The Company also has an outstanding letter of credit for $162,000 that supports an environmental remediation plan for the restoration of certain land that the Company no longer owns, which was contaminated by a previous owner who can not be located. There are no other outstanding letters of credit issued by the Company.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I – LIFE INSURANCE BENEFIT

The Company owned a number of life insurance policies on the Chairman of the Board of Directors (formerly President and Chief Executive Officer of the Company), who died on February 2, 2005. As the primary beneficiary of these policies, the Company filed claims for death benefits aggregating $9,659,000. Estimates of the cash surrender value of the policies totaling $4,719,000 had previously been recorded in the balance sheet as “Net cash surrender value – life insurance policies.” The excess of the proceeds over the cash surrender value amounted to $4,440,000, which is net of $500,000 that was due another beneficiary (see Note J – Related Party Transactions), was credited to earnings as a non-taxable benefit during the third quarter of fiscal 2005. All of the death benefit proceeds were collected in full during the fourth quarter of fiscal 2005.

NOTE J - RELATED PARTY TRANSACTIONS

A Big Boy licensed restaurant owned by an officer and director of the Company and two Big Boy licensed restaurants owned by children and other family members of another director of the Company pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $3,784,000 and $3,802,000 respectively, during the 40 weeks ended March 5, 2006 and March 6, 2005, and was $1,122,000 and $1,097,000 respectively, during the twelve weeks ended March 5, 2006 and March 6, 2005. The amount owed to the Company from these restaurants was $190,000 and $106,000 respectively, as of March 5, 2006 and May 29, 2005. Amounts due are generally settled within 28 days of billing.

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

The former Chairman of the Board had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050. Monthly payments of $17,838 to the Chairman’s widow, a director of the Company, commenced on March 1, 2005. On March 1, 2006, the payment increased to $217,692 ($18,141 per month) in accordance with provisions in the agreement to adjust the payment annually to reflect 50 percent of the annual percentage change in the Consumer Price Index. The present value of the long-term portion of the obligation approximating $1,456,000 is reflected in the balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $126,000 is included in current liabilities.

ITEM 1A. RISK FACTORS

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

Food Safety

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

Economic Factors

The Company’s operations are predominantly located in Ohio, Indiana and Kentucky, where consumer confidence has been weakened by a soft economy and the steep cost of gasoline. The effects of higher gasoline prices in particular may impact consumer spending in restaurants. The Company’s costs are also affected by increasing energy prices. Petroleum based material is often used to package certain products for distribution. The cost to transport these products from the commissary to restaurant operations will rise with each increase in gasoline prices. Higher natural gas prices have resulted in much higher costs to heat restaurant facilities and to cook food. Inflationary pressure on food costs and labor can also negatively impact the operation of the business.

Competition

The restaurant industry is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. Both the Big Boy and Golden Corral operating segments have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of the Company, is presently dominate the family-style sector of the restaurant industry in the Company’s operating markets. That could change at any time due to changes in economic conditions, demographics, consumer perceptions of value and consumer preferences. New competitors enter the Company’s markets from time to time and competition continues to increase from supermarkets and other non-traditional competitors, as home meal replacement continues to grow in popularity. Proper staffing levels and employee training have also become competitive factors in recent years. In addition to competition for customers, sharp competition exists for qualified restaurant managers and hourly restaurant workers, which increases costs.

Development Plans

The Company’s business strategy and development plans also face risks and uncertainties. These include the inherent risk of poor management selection of sites on which to build restaurants, the ever rising cost and availability of desirable sites and increasingly rigorous requirements on the part of local governments to obtain various permits and licenses. Lower than expected revenue from the operation of Golden Corral restaurants has resulted in the Company’s decision to slow down expansion plans. Golden Corral same-store sales declines have been experienced for ten consecutive quarters. During the forty weeks ended March 5, 2006, four Golden Corral’s are cash flow negative. The ability of the Company to identify the root cause of the downturn, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk that could ultimately result in charges to earnings to record impairment of assets.

ITEM 2. MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATION

SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are “forward-looking statements” (as that item is defined in the Private Securities Litigation Reform Act of 1995) that are subject to risks, uncertainties and other factors that could cause actual results and performance to differ materially from those expressed or implied by those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed in this Form 10-Q under “Item 1A. Risk Factors,” as well as other risks and factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission. “Forward-looking statements” can generally be identified in sentences that contain words such as “should,” “would,” “could,” “may,” “plan,” “anticipate,” “project,” “believe,” “will,” “expect,” “estimate,” “intend,” “continue,” “assumptions,” “goals,” “target,” and similar words (or derivatives thereof) that may be used to convey “forward-looking statements” that are contained in this MD&A.

All forward-looking information in this MD&A is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. The Company undertakes no obligation to update any forward-looking statements that may be contained in this MD&A.

CORPORATE OVERVIEW

The Company’s Third Quarter of Fiscal 2006 consists of the twelve weeks ended March 5, 2006, and compares with the twelve weeks ended March 6, 2005, which constituted the Third Quarter of Fiscal 2005. The First Three Quarters of Fiscal 2006 consist of the 40 weeks ended March 5, 2006, and compares with the 40 weeks ended March 6, 2005, which constituted the First Three Quarters of Fiscal 2005. Operations consist of two reportable segments within the family dining sector of the restaurant industry: “Big Boy” restaurants and “Golden Corral” restaurants. As of March 5, 2006, the Company operated 90 Big Boy restaurants and 34 Golden Corral restaurants.

Record sales of $67,260,000 were achieved during the Third Quarter of Fiscal 2006, an increase of $4,461,000, or 7.1 percent higher than the Third Quarter of Fiscal 2005. The sales improvement was achieved on:

•	Golden Corral’s sales increase of 16.9 percent, the result of more units in operation

•	Golden Corral’s same store sales decrease of only 1.5 percent

•	Big Boy’s same store sales increase of 1.8 percent

That Golden Corral same store sales decreased only 1.5 percent is especially noteworthy because it follows three consecutive quarters of double digit same store sales declines. Although some of the same store sales improvement can be attributed to moderate winter weather in most of the Company’s operating regions, Golden Corral’s improvement can also be traced to the marketing campaign “Everyone Deserves a Good Meal, Every Day.”

Record sales of $220,746,000 were also achieved during the First Three Quarters of Fiscal 2006, an increase of $7,137,000 or 3.3 percent higher than the First Three Quarters of Fiscal 2005. However, it should be noted that substantially all of the increase is due to more Golden Corral units in operation this year:

•	Big Boy same store sales decreased .3 percent.

•	Golden Corral same store sales declined 7.8 percent.

The results for the Third Quarter of Fiscal 2005 profited significantly from a $4,440,000 non-taxable life insurance benefit amounting to $.86 diluted EPS. The benefit resulted from filing death claims on several life insurance policies owned by the Company that insured the life of Jack C. Maier, Chairman of the Board and formerly President and Chief Executive Officer, who died in February 2005. The non-taxable $4,440,000 benefit was derived principally from subtracting the estimated cash surrender value of the policies that was previously recorded in the balance sheet as “Net cash surrender value – life insurance policies,” from the aggregate death benefit of approximately $9,659,000.

Net earnings for the Third Quarter of Fiscal 2006 were $2,206,000, or diluted earnings per share (EPS) of $.43. Comparable net earnings from the Third Quarter of Fiscal 2005, excluding the non-taxable life insurance benefit, were $1,745,000, or $.34 diluted EPS (as restated). Actual net earnings from the Third quarter of Fiscal 2005 (including the non-taxable life insurance benefit) were $6,185,000, or $1.20 diluted EPS (as restated).

Net earnings for the First Three Quarters of Fiscal 2006 were $6,491,000, or $1.26 diluted EPS. Comparable net earnings from the First Three Quarters of Fiscal 2005, excluding the non-taxable life insurance benefit, were $7,486,000, or $1.45 diluted EPS (as restated). Actual net earnings from the First Three Quarters of Fiscal 2005 (including the non-taxable life insurance benefit) were $11,926,000, or $2.31 diluted EPS (as restated).

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

	Third Quarter		First Three Quarters
	Mar. 5, 2006	Mar. 6, 2005	Mar. 5, 2006	Mar. 6, 2005
	(in thousands)
Big Boy restaurant sales	$40,424	$39,484	$134,805	$135,478
Wholesale sales to licensees	1,993	1,934	6,792	6,211
Other wholesale sales	342	415	691	738

Total Big Boy Sales	42,759	41,833	142,288	142,427

Golden Corral sales	24,501	20,966	78,458	71,181

Consolidated restaurant sales	$67,260	$62,799	$220,746	$213,608

As always, sales in third quarter are heavily dependent on upon winter weather. In recent years, at least one major snowstorm has typically occurred during the third quarter. This year’s major snowstorm arrived in the second quarter rather than the third quarter. In addition, it was in the Third Quarter of Fiscal 2005 when the economy weakened in the Company’s Midwest markets. For both these reasons, same store sales increased 1.8 percent in Big Boy restaurants, halting three consecutive quarters of declines. While still down .3 percent for the First Three Quarters of Fiscal 2006, management believes the difference can be made up by the end of the year. Menu prices were increased 1.1 percent in February 2006, 1.4 percent in September 2005, 1 percent in February 2005 and 1.5 percent in September 2004.

The Company currently operates 90 Big Boy restaurants. This count includes a brand new Big Boy that opened in February 2006 along with one that re-opened in August 2005 following its reconstruction. It had been temporarily closed since May 2005. No other new Big Boy restaurants have opened during the last twelve months. One older, low volume Big Boy restaurant ceased operations in November 2004. Two existing Big Boy restaurants are planned for relocation to better sites within the same markets (during calendar year 2006). Little or no interruption of sales is expected during construction.

The Golden Corral sales increases were due entirely to more restaurants in operation:

	Third Quarter		First Three Quarters
	2006	2005	2006	2005
In operation at beginning of period	34	29	30	26
Opened during the period	0	0	4	3
In operation at end of period	34	29	34	29
Total sales weeks during period	408	348	1,300	1,111

There were no Golden Corral restaurants under construction as of March 5, 2006. Current plans now call for only one Golden Corral restaurant to open in calendar year 2006 with construction of one more to begin late in the year.

For the Third Quarter of Fiscal 2006, Golden Corral same store sales were 1.5 percent below the Third Quarter of Fiscal 2005, reflecting a 2.8 percent decrease in customer counts. Although the decline is the tenth consecutive quarter of same store sales decreases, management is encouraged by the fact that the decrease was only 1.5 percent, ending three consecutive quarters of double digit sales and customer count declines. Although mild winter weather played its part, management believes the improvement in the significant reduction of the same store sales decrease is also a signal that the initial stages of certain strategies designed to grow sales have been effective, including the marketing campaign “Everyone Deserves a Good Meal, Every Day.” For the First Three Quarters of Fiscal 2006, same store sales decreased 7.8 percent on a 9.8 percent drop in customer counts. Prices were increased .5 percent in February 2006 and 1.8 percent in May 2005.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	3rd Quarter		First Three Quarters
	Mar. 5, 2006	(restated) Mar. 6, 2005	Mar. 5, 2006	(restated) Mar. 6, 2005
	(in thousands)
Big Boy gross profit	$6,065	$5,154	$20,321	$19,613
Golden Corral gross profit	487	1,050	1,422	3,846

Total gross profit	$6,552	$6,204	$21,743	$23,459

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	12 weeks 03/05/06			12 weeks 03/06/05 (restated)			40 weeks 03/05/06			40 weeks 03/06/05 (restated)
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and Paper	35.2	32.7	39.7	35.7	33.3	40.3	35.0	32.6	39.4	35.2	32.9	39.7
Payroll and Related	33.0	34.6	30.2	33.3	34.9	30.3	33.1	34.3	30.8	33.2	34.5	30.8
Other Operating Costs (including opening costs)	22.0	18.5	28.1	21.1	19.5	24.4	22.1	18.8	28.0	20.6	18.9	24.1
Gross Profit	9.8	14.2	2.0	9.9	12.3	5.0	9.8	14.3	1.8	11.0	13.7	5.4

Food cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral concept. The improved food cost percentages for all periods presented in both operating segments reflects cost stabilization of certain commodities combined with the effects of higher menu prices.

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

The reviews of self-insured reserves resulted in favorable adjustments of $242,000 and $349,000, respectively, during the Third Quarters of Fiscal 2006 and Fiscal 2005. Favorable adjustments of $616,000 and $963,000 were recorded in the First Three Quarters of Fiscal 2006 and Fiscal 2005, respectively. A lower rate, as a percentage of payroll, is being used in the current fiscal year to accrue initial self-insurance reserves, which should reduce the size of future quarterly adjustments.

Payroll and related cost percentages remained fairly stable in all periods presented reflecting significant reductions in the number of hours worked to coincide with lower same store sales. Although congressional efforts continually mount to increase the federal minimum wage, the Company believes it is unlikely that such federal legislation will be passed in the near term. The Company believes minimum wage legislation at the state level poses a greater threat. When, and if, such legislation is enacted, the Company will counter the effects with higher menu prices, together with tighter payroll standards and a reduction in hours worked. New overtime pay rules initiated by the U. S. Department of Labor went into effect in August 2004. The new rules had a negligible impact on the Company.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87) was $398,000 in the Third Quarter of Fiscal 2006 and was $390,000 (as restated) in the Third Quarter of Fiscal 2005. Net periodic pension cost was $1,321,000 for the First Three Quarters of Fiscal 2006 and was $1,286,000 (as restated) for the First Three Quarters of Fiscal 2005. The Company anticipates making contributions to the two qualified defined pension plans that it sponsors that will satisfy legal funding requirements for the year ending May 28, 2006 plus additional tax-deductible amounts that may be deemed advisable. As of March 5, 2006, $300,000 had been contributed to the plans and $300,000 remained to be contributed before May 28, 2006.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. The nature of most of these expenses tends to be fixed; therefore, same store sales decreases cause these costs to be a higher percentage of sales, as reflected in the above table for the Golden Corral segment. Lower opening costs over the remainder of fiscal 2006 can be expected, as no new restaurants will be opened in the fourth quarter.

Other operating expenses in the Third Quarter of Fiscal 2005 were adversely affected by a $615,000 charge to correct the Company’s accounting for leases to conform the recognition of rent expense on a straight line basis over the term of the lease, including any option periods considered to be part of the lease term, as lease terms are defined by Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit and other revenue is added to it. Gains and losses from sale of real property, if any, are then respectively added or subtracted. Administrative and advertising expense did not appreciably change during any of the periods presented.

Revenue from franchise fees is based on sales of Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants and are recorded on the accrual method as earned. There were 28 Big Boy restaurants licensed to other operators and paying fees to the Company as of March 5, 2006 compared with 30 licensed restaurants as of March 6, 2005. Other revenue also includes certain other fees from licensed restaurants along with miscellaneous rent and investment income.

Gains and losses on the sale of assets consist of transactions involving real property and sometimes may include restaurant equipment that is sold together with real property as a package when closed restaurants are sold. Gains and losses reported on this line do not include abandonment losses that often arise when certain equipment is replaced before it reaches the end of its expected life. Abandonment losses are instead reported in other operating costs. The amount reported on the line “(Gain) on sale of assets” in the Third Quarter of Fiscal 2006 resulted principally from a gain in connection with an eminent domain proceeding. The gain in the First Three quarters of Fiscal 2005 resulted from the sale of an undeveloped tract of land.

Other Expense

Interest expense decreased $61,000 during the Third quarter of Fiscal 2006 or 8.4 percent lower than the Third Quarter of Fiscal 2005. Interest expense was $68,000 lower than the First Three Quarters of Fiscal 2005. Much lower debt levels have been enjoyed throughout fiscal 2006, which is the result of life insurance proceeds being used to reduce debt in the fourth quarter of fiscal 2005. However, the rate of decrease in interest expense has been offset by higher interest rates that have been experienced in fiscal 2006 on funds held in the construction phase of a Construction Draw Facility, before conversion into term loans. Finally, interest expense associated with the payment of a deferred compensation arrangement has been recognized through the First Three Quarters of 2006.

Last year’s $4,440,000 non-taxable life insurance benefit was also classified as “Other expense (income), not included in operating profit.

Income Taxes

As a percentage of pre-tax earnings, the estimated annual effective tax rate was 34 percent for the Third Quarter of Fiscal 2006 and the First Three Quarters of Fiscal 2006. For the First Three Quarters of Fiscal 2005, the tax rate applied to earnings before income tax, exclusive of the $4,440,000 non-taxable life insurance benefit, was 35 percent. The rate was 31.5 percent for the Third Quarter of Fiscal 2005, which included the effect of lowering the estimated annual rate from 36 percent to 35 percent during the quarter. These rates have been kept consistently low through the Company’s use of tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

March 5, 2006

	Payments due by period (in thousands)
	Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
Long-Term Debt	41,449	8,961	9,380	10,079	4,824	4,069	4,136
Rent due under Capital Lease Obligations	3,685	604	2,625	154	106	81	115
1 Rent due under Operating Leases	25,387	1,785	1,787	1,750	1,674	1,425	16,966
2 Unconditional Purchase Obligations	8,067	8,067
3 Other Long-Term Obligations	2,077	218	221	224	227	231	956
Total Contractual Cash Obligations	80,665	19,635	14,013	12,207	6,831	5,806	22,173

1	Not included in the table is a contingent liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” as amended.
2	Primarily consists of commitments for capital projects plus certain food and beverage items.
3	Deferred compensation liability.

The working capital deficit was $20,728,000 as of March 5, 2006, down from $23,198,000 as of December 11, 2005. The improvement is largely attributable to lower accounts payable reflecting scaled back construction of new restaurants. The deficit was $20,911,000 as of May 29, 2005. The working capital deficit is expected to neutralize or continue improving in the near term as new construction debt remains in scaled back status reflecting the reduction in expected new restaurant openings. As of March 5, 2006, $11,000,000 remained available to be borrowed under the terms of a Construction Draw Facility, which expires September 1, 2008, unless extended. Additionally, a $5,000,000 working capital revolving line of credit (currently unused) is readily available through September 1, 2008, if needed.

Operating Activities

Operating cash flows were $14,931,000 in the First Three Quarters of Fiscal 2006, or $2,288,000 lower than the First Three Quarters of Fiscal 2005. However, management believes a more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus depreciation, which eliminates changes in accounts payable due to payables for construction related costs. Using this method, $16,318,000 in cash flows from operating activities was generated during the First Three Quarters of Fiscal 2006 versus $16,445,000 during the First Three Quarters of Fiscal 2005 (which excludes a $4,440,000 life insurance benefit that was included in last year’s net earnings).

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Additions to property and equipment were $16,085,000 during the First Three Quarters of Fiscal 2006, or $2,511,000 below the First Three Quarters of Fiscal 2005. The additions for the First Three Quarters of Fiscal 2006 include $7,539,000 for Golden Corral restaurants and $8,546,000 for Big Boy restaurants. These additions were for new restaurant construction, site acquisitions, remodeling costs, routine equipment replacements and other capital outlays.

Financing Activities

Borrowing against credit lines amounted to $11,000,000 during the First Three Quarters of Fiscal 2006, including $2,500,000 borrowed during the Third Quarter of Fiscal 2006. Scheduled and other payments of long-term debt and capital lease obligations amounted to $7,248,000 during the First Three Quarters of Fiscal 2006. Regular quarterly cash dividends paid to shareholders totaled $1,671,000. The Company expects to continue its 45 year practice of paying regular quarterly cash dividends, including its 181st consecutive quarterly dividend that was declared on March 14, 2006 and paid on April 10, 2006.

During the First Three Quarters of Fiscal 2006, employees acquired nearly 16,000 shares of the Company’s common stock pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $287,000. As of March 5, 2006, 414,321 shares granted under the Company’s two stock option plans remain outstanding including 330,819 fully vested shares at a weighted average price per share of $18.19. As of March 5, 2006, 732,204 shares are available to be granted under these plans.

Other Information

The Company reached a new agreement with Golden Corral Franchising Systems, Inc. (Franchisor) in July 2004. The new agreement added 22 Golden Corrals to the development schedule, bringing to 63, the total number of restaurants planned to be in operation by December 31, 2011. The development agreement, which had called for five new restaurants to open in each calendar year through 2010 with the final four scheduled for 2011, was modified in June 2005 to permit the opening of only three restaurants in calendar year 2006. With the concurrence of the Franchisor, it now appears likely that only one Golden Corral restaurant will open in 2006 with construction of one more to begin late in the year. As of March 5, 2006, 34 Golden Corral restaurants were in operation. No Golden Corral restaurants were under construction. Five Golden Corral restaurants are being remodeled in Fiscal 2006 at an approximate cost of $150,000 per restaurant.

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

It is the Company’s policy to own the land on which it builds new restaurants; however, it is becoming more frequently necessary to enter ground leases to obtain desirable land on which to build. Eight of the 34 Golden Corral restaurants now in operation were constructed on leased land. A Big Boy restaurant that opened in February 2006 was also built on leased land. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. As of March 5, 2006, the Company occupied a total of 32 restaurants pursuant to leases, seven of which are capital leases under the provisions SFAS 13.

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

ITEM 4. CONTROLS and PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 5, 2006. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Control over Financial Reporting. The CEO and CFO have concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended March 5, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 30, 2002, Fortney filed a Demand for Arbitration against the Company which seeks recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contends that it is owed this money by the Company under the terms of the General Construction Contract. The Company has denied that it owes these monies to Fortney, and has filed a counterclaim against Fortney alleging defective construction and claiming damages, lost profits, interest and costs, in an amount exceeding $1,000,000. The Company is vigorously prosecuting this claim and believes that it will ultimately prevail in the matter, which is currently before the American Arbitration Association.

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

The resolution between the Company and the trial court defendants (design team) is separate and apart from the dispute between Fortney and the Company, which is continuing before the American Arbitration Association.

A group of current and former employees of one of the Company’s Golden Corral restaurants filed a collective action against the Company in December 2003 alleging multiple violations of the Fair Labor Standards Act. The parties have negotiated a settlement agreement that dismissed the case in U. S. District Court and submitted the matter to arbitration. The settlement contains a provision for opt-in notices to be sent to all current and former employees of the restaurant who are eligible to participate in the arbitration. The opt-in period is now closed and settlement options are being explored. While it is not possible to ascertain the ultimate legal and financial liability of the Company with respect to this matter, the Company has set aside a reserve that it believes is a reasonable estimate for the probable resolution of the matter.

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

Not applicable

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

10 (f) Employment Agreement between the Registrant and Jack C. Maier effective May 29, 2000, filed as Exhibit (10) (d) to the Registrant’s Form 10-Q Quarterly Report for September 17, 2000, is incorporated herein by reference. *

10 (g) Employment Agreement between the Registrant and Craig F. Maier effective June 2, 2003, filed as Exhibit 10 (h) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (h) Employment Agreement between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s From 8-K Current Report dated March 14, 2006, is incorporated herein by reference. *

10 (i) Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (j) Second Amendment to the Frisch’s Executive Savings Plan effective July 28, 2004, filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference. *

10 (k) Third Amendment to the Frisch’s Executive Savings Plan effective June 7, 2005, is incorporated herein by reference. *

10 (l) Fourth Amendment to the Frisch’s Executive Savings Plan effective August 30, 2005, is incorporated herein by reference. *

10 (m) Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (n) Amendment No. 1 to Frisch’s Executive Retirement Plan effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (o) 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10 (p) Forms of agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan, filed as Exhibits 99.1 and 99.2 to the Registrant’s From 8-K dated October 1, 2004, are incorporated herein by reference. *

10 (q) Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (r) Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (s) Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10 (t) First Amendment to Change of Control Agreement (see Exhibit 10 (s) above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10 (u) Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Paul F. McFarland, W. Gary King, Karen F. Maier, Ken C. Hull, Michael E. Conner, Todd M. Rion and certain other “highly compensated employees” (Grantors). *

10 (v) Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

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
DATE April 10, 2006
	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and
Principal Financial and Accounting Officer