Form 10-K
period 2006-05-30
FRISCHS RESTAURANTS INC
filed 2006-08-10
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates on December 11, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $70,360,000, based upon the closing price of the shares on the American Stock Exchange on that date. The registrant does not have any non-voting common equity.

As of August 3, 2006, there were 5,077,501 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held October 2, 2006 are incorporated by reference into Part III.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-K are “forward-looking statements” that are subject to risks, uncertainties and other factors which may cause actual results and performance to differ materially from those expressed or implied by those statements. “Forward-looking statements” can generally be identified in sentences that contain words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue,” “assumption(s),” “goal(s),” “target” and similar words (or derivatives thereof) that are used to convey “forward-looking statements” rather than historical or present facts.

A detailed discussion of risk factors and uncertainties can be found in this Form 10-K under “Item 1A. Risk Factors.” Risk factors and uncertainties may also be discussed from time to time in the Company’s press releases, public statements or other filings with the Securities and Exchange Commission. All forward looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. The Company undertakes no obligation to update any of the forward-looking statements that may be contained in this Form 10-K.

References to fiscal years used in this Form 10-K

In this Annual Report on Form 10-K, the Company’s fiscal year that ended May 30, 2006 may be referred to as fiscal year 2006. The Company’s fiscal year has historically been the 52 or 53 week period ending on the Sunday nearest to the last day of May. In fiscal year 2006, the fiscal year end was changed to the Tuesday nearest to May 31. As a result, fiscal year 2006 includes 52 weeks plus two days.

Also in this Annual Report on Form 10-K, the Company’s fiscal years ended May 29, 2005, May 30, 2004, June 1, 2003 and June 2, 2002 may be referred to as fiscal years 2005, 2004, 2003 and 2002, respectively, all of which were 52 week years. References to fiscal year 2007 refer to the 52 week year that will end on Tuesday, May 29, 2007.

The first quarter of each fiscal year presented herein contained sixteen weeks while the last three quarters contained twelve weeks, except for the fourth quarter of fiscal 2006 which consists of twelve weeks plus two days.

PART I

(Items 1 through 4)

Item 1. Business

Background

The registrant, Frisch’s Restaurants, Inc. (together with its wholly owned subsidiaries, referred to as the “Company” or the “Registrant”), is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. Restaurants operated by the Company during the last five years have been located primarily in various regions of Ohio, Kentucky and Indiana. Plans to expand Golden Corral operations into certain parts of Pennsylvania and West Virginia were successfully completed during fiscal year 2006. Other plans call for Golden Corral to be expanded into southern Michigan, northern Indiana and certain other Ohio markets. Incorporated in the state of Ohio in 1947, the Company is headquartered in Cincinnati, Ohio. The Company’s stock has been publicly traded since 1960.

As of May 30, 2006, the Company operated 90 family-style restaurants using the “Big Boy” trade name and 34 “Golden Corral” grill-buffet style family restaurants. Additionally, 28 Big Boy restaurants were in operation under licensing rights granted by the Company to other operators. All of the restaurants licensed to other operators are located in various markets of Ohio, Kentucky and Indiana.

The Company’s vision is to be the best large owner/operator of franchised, multi-location restaurant concepts within 500 miles of Cincinnati. To that end, the Company announced in July 2004 that it had entered into an agreement with Golden Corral Franchising Systems, Inc. allowing the Company to develop 21 additional Golden Corral restaurants (subsequently expanded to 22) by December 31, 2011. The agreement brings to 63 the number of Golden Corral restaurants that the Company has the rights to own and operate. Four Golden Corral restaurants opened during fiscal year 2006, however, no new restaurants have opened thus far in calendar year 2006. Current plans call for two new Golden Corral restaurants to open in fiscal year 2007. The scale back of new restaurant construction was initiated to strengthen the balance sheet by not increasing current debt levels while enabling operations to focus on rebuilding sales volumes in existing restaurants. Two existing Big Boy restaurants are planned for relocation to superior sites within the same markets during the remainder of calendar year 2006. Little or no interruption of sales is expected during construction.

Both the Big Boy and Golden Corral formats are considered reportable operating segments for purposes of compliance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Financial information by operating segment as of and for the three fiscal years in the period ended May 30, 2006 appears in Note G - Segment Information – to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

Operations in the Big Boy segment are vertically integrated. A commissary is operated near the Company’s Cincinnati headquarters that manufactures and prepares foods, and stocks food and beverages, paper products and other supplies for distribution to Big Boy restaurants. Some companies in the restaurant industry operate commissaries, while others purchase directly from outside sources. Raw materials, principally consisting of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. The Company believes that its Big Boy operations benefit from centralized purchasing and food preparation through the commissary operation, which ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs. Sales of commissary products to Big Boy restaurants licensed to other operators were $8.9 million in fiscal year 2006 (3.1% of consolidated sales), $8.7 million fiscal year 2005 (3.1% of consolidated sales) and $6.2 million in fiscal year 2004 (2.4% of consolidated sales). The decision of the area operator of 16 licensed Big Boy restaurants in northwestern Ohio to make purchases from the commissary accounted for the significant increase in commissary sales during fiscal year 2005. Substantially all licensed Big Boy restaurants now regularly purchase products from the commissary. The commissary does not supply the Company’s Golden Corral restaurants.

System-wide Frisch’s Big Boy restaurant gross sales, which include sales generated by restaurants that the Company licenses to others, were approximately $211 million in fiscal year 2006, $212 million in fiscal year 2005, and $207 million in fiscal year 2004.

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

The Big Boy marketing strategy - “What’s Your Favorite Thing?” – has been in place for almost nine years. Results from ongoing market research lead the Company to believe its effectiveness has not diminished. Television commercials are broadcast on local network affiliates and local cable programming emphasizing Big Boy’s distinct and signature menu items. Radio advertising complements the media plan and is used to introduce new menu items throughout the year, since commercial production can be accomplished quicker and with less investment than television spots. The Company currently expends for advertising an amount equal to two and one-half percent of Big Boy gross sales, plus fees paid into an advertising fund by restaurants licensed to other operators.

As part of the Company’s commitment to serve customers in clean, pleasant surroundings, the Company renovates approximately one-fifth of its Big Boy restaurants each year at an average cost of $75,000 per restaurant. The renovations rotate between a “minor” redecoration after five and fifteen years of operation and a “major” renovation after ten and twenty years of operation. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. At least one older Big Boy restaurant is typically razed each year and replaced with a new building.

The following tabulation recaps Big Boy restaurant openings and closings for restaurants operated by the Company for the five most recent fiscal years:

	Fiscal Year
	2002	2003	2004	2005	2006
Big Boy Restaurants Operated by the Company
In operation beginning of year	86	87	88	88	88

Opened	2	—	2	1	1
Opened replacement building	1	1	—	1	1
Closed to make way for new buildings	(1)	—	(1)	(1)	—
Closed	(1)	—	(1)	(1)	—

End of year - total operated Big Boy restaurants	87	88	88	88	90

On average, the approximate cost to build and equip a typical Big Boy restaurant ranges from $2,200,000 to $2,900,000, depending on land cost. Current plans call for relocating two Big Boy restaurants to superior sites within the same markets during the remainder of calendar year 2006, both of which were under construction as of May 30, 2006.

With respect to Big Boy restaurants licensed to other operators, the following tabulation recaps openings and closings for the five most recent fiscal years:

	Fiscal Year
	2002	2003	2004	2005	2006
Big Boy Restaurants Licensed to Others
Licensed to others beginning of year	36	34	32	31	28

Opened	—	—	—	—	—
Closed	(2)	(2)	(1)	(3)	—

End of year - total Big Boy restaurants licensed to others	34	32	31	28	28

Expanding the number of franchisees is not currently an objective in the Company’s strategic plan; accordingly, no negotiations are currently underway to sell any new Big Boy licenses.

Franchise fees are charged to licensees for use of trademarks and trade names and licensees are required to make contributions to the Company’s general advertising account. These fees and contributions are calculated principally on percentages of sales. Total franchise and other service fee revenue earned by the Company from licensees was $1.1 million in fiscal year 2006, $1.2 million in fiscal year 2005 and $1.1 million in fiscal year 2004. Other service fees from licensees include revenue from accounting and payroll services that four of the licensed restaurants currently purchase from the Company.

The license agreements with licensees are not uniform, but most of the licenses for individually licensed restaurants that were in effect as of May 30, 2006 are covered by agreements containing the following provisions:

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

Golden Corral Restaurant Operations

In 1998, the Company entered into an area development agreement with Golden Corral Franchising Systems, Inc. of Raleigh, North Carolina (“Franchisor”), under which development rights were granted to the Company to establish and operate 26 Golden Corral restaurants in certain markets in Ohio, Kentucky and Indiana, principally the greater metropolitan areas of Cincinnati and Dayton, Ohio and Louisville, Kentucky. In 2000, the Company entered into a second area development agreement with the Franchisor, which granted development rights to the Company to establish and operate fifteen additional Golden Corral restaurants in certain defined markets in the Cleveland and Toledo, Ohio Designated Market Areas. In July 2004, the Company agreed to develop an additional 21 Golden Corral restaurants (subsequently expanded to 22) by December 31, 2011, including markets in western Pennsylvania, southern Michigan, northern Indiana, the northwest portion of West Virginia and certain areas of Ohio, including Columbus. Including the previous rights granted in 1998 and 2000, the 2004 agreement brings the total to 63 restaurants to be open by December 31, 2011. The Company does not have the right to sub-license others to use the Golden Corral system or proprietary marks.

During fiscal year 2006, the Company successfully entered certain markets in Pennsylvania and West Virginia, bringing to 34 the number of Golden Corral restaurants operated by the Company. The remaining development schedule calls for five restaurants to be opened in each of the calendar years 2006, 2007, 2008, 2009 and 2010, with the final four to be built in calendar year 2011. The Company asked for and received a waiver from Golden Corral Franchising Systems to open only two Golden Corral restaurants in fiscal year 2007. The Company still intends to complete the build-out plan by December 31, 2011, when all 63 restaurants should be in operation. On average, the approximate cost to build and equip each Golden Corral restaurant ranges from $3,200,000 to $4,000,000 depending on land cost and land improvements, which can vary greatly form location to location, and whether land is purchased or leased.

The Company opened its first Golden Corral restaurant in January 1999. Nine more opened in the following two years. The following tabulation recaps Golden Corral restaurant openings for the five most recent fiscal years:

	Fiscal Year
	2002	2003	2004	2005	2006
Golden Corral Restaurants Operated by the Company
In operation beginning of year	10	16	20	26	30
Opened	6	4	6	4	4

End of year - total operated Golden Corral restaurants	16	20	26	30	34

Golden Corral is a grill-buffet style family restaurant concept offering a wide variety of buffet items. In fiscal year 2003, the “Great Steak Buffet” was introduced to replace the “Golden Choice Buffet” at the dinner hour. All new and existing Golden Corral’s were fitted with larger charbroil grills that were placed directly on the buffet line. This new format has allowed customers to be served grilled-to-order steaks directly from the buffet line as part of the regular buffet price, which was increased by one dollar. The “Great Steaks Buffet” continues to feature many other varieties of meat including fried and rotisserie chicken, meat loaf, pot roast, fish and a carving station that rotates hot roast beef, ham and turkey. The buffet also includes fresh fruits and vegetables, other hot and cold buffet foods, a salad bar, desserts, an in-store display bakery that offers made-from-scratch bakery goods every fifteen minutes, and many beverage items, none of which contain alcohol. Most of the food is prepared in full view of customers in order to emphasize its freshness and quality. The restaurants have distinctive exteriors and interior designs and trade dress, and are open seven days a week for lunch and dinner, providing prompt, courteous service in a clean and wholesome family atmosphere. Typical operating hours are 11:00 a.m. to 10:00 p.m. Additionally, the restaurants open earlier on weekends to provide the “Golden Sunrise Breakfast” buffet. The Company has sole discretion as to the prices charged to its customers. Low fat foods are available on the food bars. The nature of buffet style dining easily affords every customer vast control in tailoring a meal to meet individual dietary needs, not only in terms of what is consumed but also in the quantity.

The Company may only sell such products, food, beverages and other menu items that meet the Franchisor’s standards of quality and quantity, as expressly approved and have been prepared in accordance with the Franchisor’s specifications. Except for items such as fresh produce and dairy products that are purchased from any number of local suppliers, the Company currently purchases substantially all raw material for menu items and other supplies from the same vendor that the Franchisor uses for its operations. Deliveries are made two or three times per week. Other vendors are available to provide products that meet the Franchisor’s specifications at comparable prices should the Company wish or need to make a change.

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

Television campaigns for Golden Corral currently run in the Louisville, Kentucky market plus Ohio markets of Cincinnati, Cleveland, Dayton and Lima where sales volumes justify the cost of television. Newspaper freestanding inserts are used in all markets. In January 2006, Golden Corral debuted a new marketing strategy: “Everyone Deserves a Good Meal, Everyday.” The campaign focuses on a different dinner theme each day of the week. Sunday night is Carver’s Table Night; Monday is Shrimp Night; Tuesday is Family Night; Wednesday features Mexican Favorite’s Night; Thursday shifts to Barbecue Night; Fish fry is Friday Night’s theme which is topped off by Saturday’s Steak and Steak Night. The variety theme has resonated well with customers and has given them a reason to visit more often.

A renovation program for Golden Corral restaurants was begun in fiscal year 2005, when the original five Golden Corral restaurants were each remodeled. Five more restaurants were renovated in fiscal year 2006. The program is designed to renovate each restaurant when it reaches five years of age and every five years thereafter, much like the highly successful Big Boy program. Six Golden Corral restaurants will be renovated in fiscal year 2007 at an average cost of approximately $150,000 per restaurant.

Human Resources

The Company provides equal opportunity employment without regard to age, race, religion, color, sex, national origin, disability, veteran status or any other legally protected class. The Company’s Equal Opportunity Employment Policy provides and maintains a work environment that is free of all forms of illegal discrimination including sexual harassment. The philosophy of the policy stresses the need to train and to promote the person who becomes the most qualified individual to do a particular job. The Company is committed to promoting “Diversity” in the workplace in order to enhance its Equal Opportunity Employment Policy.

The Company remains committed to providing employees with the best training possible as investment in people is considered to be a strategic advantage. Comprehensive recruiting and training programs are designed to maintain the food and service quality necessary to achieve the Company’s goals for operating results. A management recruiting staff is maintained at the Company’s headquarters. Corporate training centers for new Big Boy managers are operated in Cincinnati, Ohio and Covington, Kentucky, and certified (by the franchisor) training centers for new Golden Corral managers are located throughout the markets in which the Company operates Golden Corral restaurants. The training includes both classroom instruction and on-the-job training. In 2001, a full time recruiter was added to attract high quality hourly-paid restaurant workers.

The Company’s incentive-based compensation program for restaurant managers, area supervisors and regional directors (collectively, operations management) ties compensation of operations management directly to the cash flow of their restaurant(s), allowing incentive compensation to be consistently earned. The incentive compensation that operations management can earn under the program is at a level the Company believes is above the average for competing restaurant concepts. The Company believes the program has reduced turnover in operations management, and has resulted in a strong management team that continues to be focused on building same store sales and margins.

Certain initiatives in the human resources area include the use of information technology. Employee selection software helps lower hourly employee turnover rates; a telephone processed program is in place that measures employee job satisfaction; and an interactive employee training program uses training videos and quizzes. These training videos have evolved from CD ROM format in 1998 to downloaded versions from the Company’s headquarters. Today, digital videos are loaded directly onto the hard drive of a PC located at each restaurant that is networked to the POS system, allowing headquarters to access the interactive results. The production of the current digital training videos with updated training material was completed in fiscal year 2002 at a cost of approximately $250,000. In fiscal year 2004, new PC’s were installed in all restaurants and significant upgrades were made to the employee selection and job satisfaction programs.

Information Technology

Each of the Company’s restaurants is managed through standardized operating and control systems anchored by a point-of-sale (POS) system that allows management to instantly accumulate and utilize data for more effective decision making, while allowing restaurant managers to spend more time in the dining room focusing on customer needs. The installation of the original Big Boy POS systems was completed in 1999 at a cost of $4.8 million. As part of an upgrade to the POS system, the Company completed the installation of a new back office system in each restaurant during the fiscal year 2003, requiring a total investment of over $400,000. The upgrade improved tracking and reporting capabilities. In June 2005, the Company initiated a five year plan to replace its aging POS register equipment in all Big Boy restaurants. The total cost of the project is expected to approach $1.5 million. During fiscal year 2006 eighteen restaurants were fitted with new POS equipment at an average cost of $16,000 per restaurant. Eighteen to twenty restaurants will receive the new equipment in fiscal year 2007.

Gift cards were introduced in fiscal year 2004 to replace the use of paper gift certificates in Big Boy restaurants. Paper gift certificates have continued to be issued at Golden Corral restaurants even though gift cards were introduced in fiscal year 2004. The issuance of paper gift certificates will be discontinued before the 2006 Christmas season, as gift cards become the system wide standard.

Satellite broad band connectivity was implemented during fiscal year 2004 between headquarters and all restaurants. Electronic signature capture devices were installed in all Big Boy restaurants in fiscal year 2005 to process debit and credit card transactions.

The implementation of an automated drive-thru timer system was successfully installed in all Big Boy restaurants in fiscal year 2006. It measures the time from when a customer’s car first enters the drive-thru station until the order is received and the customer exits the drive-thru. This information is provided to the restaurant manager in a real time environment, which helps reduce the amount of time that is required to serve customers. To replenish restaurant inventories, a “suggested order” automated solution was also implemented in fiscal year 2006 that analyzes current inventory balances and sales patterns and then “suggests” a replenishment order from the commissary operation. This process reduces stock outages and lowers in-store inventory levels while helping to identify waste, thus improving food quality and control over food costs.

The Company’s headquarters legacy information system was evaluated in 2002 and found to be incapable of supporting the Company’s long-term planned growth without eventually incurring substantial annual incremental costs. Accordingly, the Company successfully completed the installation of an integrated enterprise system in September 2004 at a cost in excess of $5,300,000. The system is designed to support the Company’s information needs today and well into the foreseeable future.

Raw Materials

The sources and availability of food and supplies are discussed above under Big Boy Restaurant Operations and Golden Corral Restaurant Operations. Other raw materials used in food processing include equipment for cooking and preparing food, refrigeration and storage equipment and various other fixtures. The Company currently purchases its restaurant equipment principally from two vendors, one of which supplies Big Boy restaurants, the other supplies Golden Corral restaurants. Other reliable restaurant equipment suppliers are available should the Company choose to change vendors. No disruptions in the supply of electricity and natural gas used in restaurant operations have been experienced to date.

Trademarks and Service Marks

The Company has registered certain trade names and service marks on the Principal Register of the United States Patent and Trademark Office, including “Frisch’s,” “Brawny Lad,” “Buddie Boy,” “Frisch-ly Made,” “Strawberry Pie Baby,” “Fire & Ice” and the tag line “What’s Your Favorite Thing?” These registrations are considered important to the Company’s Big Boy operations, especially the trade name “Frisch’s” and the tag line “What’s Your Favorite Thing?” The duration of each registration varies. The Company currently intends to renew all of its trade names and service marks when each comes up for renewal. Pursuant to a 2001 agreement with Big Boy Restaurants International, LLC, the Company acquired ownership of the “Big Boy” trade name, trademarks and service marks within the states of Indiana and Kentucky and in most of Ohio and Tennessee. A concurrent use application to reflect such ownership has been filed in the United States Patent and Trademark Office. The “Golden Corral” trade name and service marks are registered trademarks of Golden Corral Corporation. The Company is not aware of any infringements on its registered trade names and service marks, nor is the Company aware of any infringement on any of its territorial rights to use the proprietary marks licensed to the Company.

Seasonality

The Company’s business is moderately seasonal for both the Big Boy and Golden Corral operating segments, with the third quarter of the fiscal year (December through February) normally accounting for a smaller share of annual revenues. Additionally, severe winter weather can have a marked negative impact upon revenue during the third quarter. Occupancy and other fixed operating costs have a greater negative impact on operating results during any quarter that may experience lower sales. Results for any quarter should not be regarded as indicative of the year as a whole, especially the first quarter, which contains sixteen weeks. Each of the last three quarters normally contain twelve weeks.

Working Capital

Restaurant sales provide the Company’s principal source of cash. Funds from both the Big Boy and Golden Corral operating segments are immediately available to meet the Company’s working capital needs, as substantially all restaurant sales are received in cash or cash equivalents such as debit and credit cards. Other sources of cash may include borrowing against credit lines, proceeds from stock options exercised by employees and occasional sales of real estate. The Company uses its positive cash flows for debt service, capital spending and cash dividends.

The Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry, as there is no need to maintain significant levels of inventories or receivables. The working capital deficit was $18,519,000 as of May 30, 2006. As significant, predictable cash flows are provided by operations, the deployment of a negative working capital strategy has not and will not hinder the Company’s ability to satisfactorily retire any of its obligations when due. Additionally, a $5,000,000 working capital revolving line of credit is readily available if needed.

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

Research and Development

The Company’s corporate staff includes a manager of research and development for its Big Boy restaurants whose responsibilities entail development of new menu selections and enhancing existing products. From time to time, the Company also conducts restaurant consumer research to identify emerging trends and changing consumer preferences. While these activities are important to the Company, these expenditures have not been material during the three fiscal years in the period ending May 30, 2006 and are not expected to be material to the Company’s future results.

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

Employees

As of May 30, 2006, the Company and its subsidiaries employed approximately 9,000 persons, approximately 2,800 of whom work in Golden Corral restaurants. Approximately 4,200 of the Company’s employees are considered part-time (those who work less than 30 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to restaurant sales levels. None of the Company’s employees is represented by a collective bargaining agreement. Management believes that employee relations are excellent and employee compensation is comparable with or better than competing restaurants.

Geographic Areas

The Company has no operations outside of the United States of America. The Company’s revenues, consisting principally of retail sales of food and beverages to the general public and certain wholesale sales to and license fees from restaurants licensed to other operators, were substantially generated in various markets in the states of Ohio, Kentucky and Indiana during each of the three fiscal years in the period ended May 30, 2006. In addition, Golden Corral operations were successfully expanded into markets in western Pennsylvania and the northwest part of West Virginia during fiscal 2006. Substantially all of the Company’s long-lived assets were deployed in service in the same states during the same periods stated above. Plans are in place to expand Golden Corral operations into southern parts of Michigan.

Available Information

The Securities Exchange Act of 1934, as amended, requires the Company to file periodic reports with the Securities and Exchange Commission (SEC) including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive 14A Proxy Statements, and certain other information. The SEC makes the Company’s periodic reports available for reading and copying in its Public Reference Room located at 100 F. Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Company’s periodic reports (and any amendments thereto) can be viewed by visiting the SEC’s internet site (http://www.sec.gov).

The Company makes available the periodic reports that it files with the SEC through its corporate web site (www.ir.frischs.com) via a hyperlink directly to the Company’s filings on the SEC’s web site. New information available through the hyperlink is generally provided within a few minutes from the time a report is filed. Information contained on or available through the Company’s website is not a part of, nor is it being incorporated into, this Annual Report on Form 10-K. In addition, printed copies of the reports the Company files with the SEC may be obtained without charge by writing to Donald H. Walker, Vice President and Chief Financial Officer of Frisch’s Restaurants, Inc., 2800 Gilbert Avenue, Cincinnati, Ohio 45206-1206. Email requests may be made to cfo@frischs.com.

Copies of the Company’s corporate governance documents are also available on the Company’s corporate web site (www.ir.frischs.com). The documents include Corporate Governance Guidelines, Code of Conduct and Code of Ethics for Chief Executive Officer and Financial Professionals, along with various charters of committees of the Board of Directors, including that of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, the Strategic Planning Committee and the Finance Committee.

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

Food Safety

Food safety is the most significant risk to any company that operates in the restaurant industry. It is the focus of increased government regulatory initiatives at the local, state and federal levels. To limit the Company’s exposure to the risk of food contamination, management rigorously emphasizes and enforces the Company’s food safety policies in all of the Company’s restaurants, and at the commissary and food manufacturing plant that the Company operates for Big Boy restaurants. These policies are designed to work cooperatively with programs established by health agencies at all levels of government authority, including the federal Hazard Analysis of Critical Control Points (HACCP) program. In addition, the Company makes use of ServSafe Training, a nationally recognized program developed by the National Restaurant Association. The ServSafe program provides accurate, up-to-date science-based information to all levels of restaurant workers on all aspects of food handling, from receiving and storing to preparing and serving. All restaurant managers are required to be certified in ServSafe Training and are required to be re-certified every five years.

Failure to protect the Company’s food supplies could result in food borne illnesses and/or injuries to customers. Publicity of such events in the past has caused irreparable damages to the reputations of certain operators in the restaurant industry. If any of the Company’s customers become ill from consuming the Company’s products, the affected restaurants may be forced to close. An instance of food contamination originating at the commissary operation could have far reaching effects as the contamination would affect substantially all Big Boy restaurants.

Economic Factors

The Company’s operations are predominantly located in Ohio, Indiana and Kentucky, where consumer confidence remains weakened by a soft economy and the steep cost of gasoline. The effects of higher gasoline prices in particular may impact discretionary consumer spending in restaurants. The Company’s costs are also affected by increasing energy prices. Petroleum based material is often used to package certain products for distribution. The cost to transport products from the commissary to restaurant operations will rise with each increase in gasoline prices. Higher natural gas prices have resulted in much higher costs to heat restaurant facilities and to cook food. Inflationary pressure, especially on food costs, labor costs and health care benefits, can also negatively impact the operation of the business. Shortages of qualified labor may also be experienced in certain local economies. In addition, the loss of a key executive could pose a significant adverse effect on the Company.

Competition

The restaurant industry is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. Both the Big Boy and Golden Corral operating segments have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of the Company, presently dominate the family-style sector of the restaurant industry in the Company’s operating markets. That could change at any time due to changes in:

•	economic conditions,

•	changing demographics in neighborhoods where the Company operates restaurants

•	consumer perceptions of value, food and service quality

•	consumer preferences, particularly based on concerns with nutritional content of food on the Company’s menus

•	new competitors enter the Company’s markets from time to time

•	competition continues to increase from supermarkets and other non-traditional competitors

•	competition continues to increase for quality sites on which to build restaurants

Development Plans

The Company’s business strategy and development plans also face risks and uncertainties. These include the inherent risk of poor management decisions in the selection of sites on which to build restaurants, the ever rising cost and availability of desirable sites and increasingly rigorous requirements on the part of local governments to obtain various permits and licenses. Other factors that could impede plans to increase the number of restaurants operated by the Company include saturation in existing markets and limitations on borrowing capacity and the effects of higher interest rates.

The Supply and Cost of Food

Food purchases can be subject to significant price fluctuations that can considerably impact results of operations from quarter to quarter. Price fluctuations can be due to seasonality or any number of factors. The market for beef, in particular, continues to be highly volatile due in part to import and export restrictions. The Company depends on timely deliveries of perishable food and supplies. Any interruption in the continuing supply would harm the Company’s operations.

Litigation

Employees, customers and other parties bring various claims against the Company from time to time. Defending such claims can distract the attention of senior level management away from the operation of the business. In addition, negative publicity that may be associated with any significant judgment against the Company in the future could harm the Company’s reputation and adversely affect operating results.

Governmental and Other Rules and Regulations

Governmental and other rules and regulations can pose significant risks to the Company. Examples include:

•	changes in environmental regulations that would significantly add to the Company’s costs

•	exposure to penalties for potential violations of numerous governmental regulations in general, and immigration (I-9) and minor labor regulations in particular

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements

•	legislation or court rulings that result in changes to tax codes that are adverse to the Company

•	changes in accounting standards imposed by governmental regulators or private governing bodies could adversely affect the Company’s financial position

•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly;

Catastrophic Events

Unforeseen catastrophic events could disrupt the Company’s operations, the operations of the Company’s suppliers and the lives of customers. Such events include but are not limited to:

•	adverse winter weather conditions

•	natural disasters such as earthquakes or tornadoes

•	fires or explosions

•	criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes

•	acts of terrorists or acts of war

•	civil disturbances and boycotts

•	disease transmitted across borders that may enter the food supply chain

Golden Corral Operations

The Company plans to continue expanding its Golden Corral operations. However, lower than expected revenue from the operation of Golden Corral restaurants has resulted in the Company’s decision to temporarily slow down expansion plans. Golden Corral same-store sales declines have been experienced for eleven consecutive quarters. During the fiscal year ended May 30, 2006, three Golden Corrals experienced negative cash flow. Three other restaurants had marginally positive cash flows during the fiscal year ended May 30, 2006. The ability of the Company to identify the root cause of the downturn, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk to the Company.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

All of the Company’s restaurants are free standing, well-maintained facilities. Older Big Boy restaurants are generally located in urban or heavily populated suburban neighborhoods that cater to local trade rather than highway travel. A few of these restaurant facilities are now approximately 40 years old. Big Boy restaurants opened in the last twenty years have generally been located near interstate highways. Over the past 40 years, at least five different prototypes have been used to construct the 90 Big Boy restaurants in operation as of May 30, 2006. The average prototype is used for five to eight years before a new prototype is introduced. On average, the 90 Big Boy restaurants in operation today contain approximately 5,600 square feet with seating capacity for 156 guests. Golden Corral restaurants constructed in earlier years contained 9,952 square feet with seating for 348 guests. The newer restaurants have 10,300 square feet with 372 seats.

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

The following table sets forth certain operating segment information with respect to the number and location of all restaurants operated by the Company as of May 30, 2006:

	Big Boy
	Company Operated	Operated by Licensees	Golden Corral
Cincinnati, Ohio market	51	4	11
Dayton, Ohio market	16	—	5
Columbus, Ohio market	11	1	—
Louisville, Kentucky market	8	2	4
Lexington, Kentucky market	4	3	—
Cleveland, Ohio market	—	—	8
Toledo/Lima/Findlay, Ohio market	—	16	3
Pittsburgh, Pennsylvania market	—	—	3
Other	—	2	—

Total	90	28	34

Sites acquired for development of new Company operated restaurants are identified and evaluated for potential long-term sales and profits. A variety of factors are analyzed including demographics, traffic patterns, competition and other relevant information. Because control of property rights is important to the Company, it is the Company’s policy to own its restaurant locations whenever possible. However, it is becoming increasingly necessary to enter ground leases to obtain desirable land on which to build. In addition, many of the restaurants operated by the Company that opened prior to 1990 were financed with sale/leaseback transactions.

Most of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. All of the leases generally require the Company to pay property taxes, insurance and maintenance. As of May 30, 2006, 32 restaurants were in operation on non-owned premises, consisting of six capital leases, 22 operating leases and four month to month arrangements. Three of the month to month rentals (all of which were previously classified as capital leases) are for restaurant facilities that reached their normal lease expiration during fiscal 2006, which are continuing to be occupied pending the execution of the Company’s right to purchase the facilities from the landlord. The other month to month arrangement resulted from the early termination of a capitalized lease pursuant to an eminent domain proceeding. The property will be vacated in August 2006.

The following table sets forth certain operating segment information regarding the type of occupancy of Company-operated restaurants:

	Big Boy	Golden Corral
Land and building owned	66	26
Land or land & building leased	20	8
Month to month	4	—

Total	90	34

Sixteen of the 28 long-term leases will expire during the next five years. All of the sixteen leases are for Big Boy restaurants and have remaining options to renew ranging from five to 25 years and/or have favorable purchase options.

Fiscal year ending in	Number of leases expiring
2007	1
2008	6
2009	2
2010	6
2011	1

Current plans call for relocating two Big Boy restaurants to superior sites within the same markets during the remainder of calendar year 2006. Both of these were under construction as of May 30, 2006, one pursuant to a ground lease and the other is being constructed upon land owned in fee. No Golden Corral restaurants were under construction as of May 30, 2006, although one is scheduled to open later in calendar year 2006.

The real property of two Golden Corral restaurants having an approximate book value of $4,239,000 is encumbered by mortgages that secure a bullet loan. No other real property owned in fee is currently encumbered by mortgages or otherwise pledged as collateral. With the exception of certain delivery equipment utilized under capital leases expiring during periods to fiscal year 2013, the Company owns substantially all of the furnishings, fixtures and equipment used in the operation of the business.

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

Four surplus land locations owned in fee by the Company were listed for sale with brokers as of May 30, 2006, two of which are located in the Columbus, Ohio market and the other two are in the Cincinnati, Ohio market. Additionally, the Company owns two sites in fee that have long range plans to eventually be developed into restaurants. One is located in the Dayton, Ohio market that is being held for a future Big Boy. The other site is being held for future development of a Golden Corral restaurant in the Toledo, Ohio market. No specific plans have been made for one other site owned in fee that is located in the Cincinnati market. Finally, the Company owns in fee one former restaurant building in the Cincinnati market which it leases to a third party.

The Company is contingently liable for the performance of a ground lease (of property located in Covington, Kentucky on which a hotel once operated by the Company is built) that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

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

On July 30, 2002, Fortney filed a Demand for Arbitration against the Company which seeks recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contends that it is owed this money by the Company under the terms of the General Construction Contract. The Company has denied that it owes these monies to Fortney, and has filed a counterclaim against Fortney alleging defective construction and claiming damages, lost profits, interest and costs, in an amount exceeding $1,000,000. The Company is vigorously prosecuting its claims and believes that it will ultimately prevail in the matter, which is currently before the American Arbitration Association.

On August 29, 2002, the Company filed a lawsuit in the Stark County, Ohio Court of Common Pleas against its former architect, LMH&T, alleging negligent design as a causal factor in the demise of the original structure. The Company sought damages including lost profits, interest, and costs exceeding $2,500,000. LMH&T brought into the lawsuit its structural engineering consulting firm, Maverick, as well as the Company’s soils consultant, Cowherd Banner Carlson Engineering (“CBC”). In July 2003, the Company resolved all claims, counterclaims, and cross-claims, against and involving the trial court defendants. The trial court defendants, including LMH&T and Maverick, agreed to pay to the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full and the case has been dismissed.

The resolution between the Company and the trial court defendants (design team) is separate and apart from the dispute between Fortney and the Company, which is continuing before the American Arbitration Association. The arbitration hearing concluded in February 2006. Closing arguments were held June 30, 2006.

A group of current and former employees of one of the Company’s Golden Corral restaurants filed a collective action against the Company in December 2003 alleging multiple violations of the Fair Labor Standards Act. Settlements with most of the original nineteen claimants were reached in August 2004. The remaining “hold-out” claimants reached a settlement agreement with the Company in November 2005 that dismissed the case in U. S. District Court and submitted the matter to arbitration. The settlement contained a provision that all current and former employees of the restaurant would be class members eligible to participate in the arbitration. Opt-in notices were mailed to the putative class members on November 21, 2005. By the January 3, 2006 deadline, 35 persons had opted to join the arbitration. By June 2006, all of the 35 opt-ins had accepted the Company’s settlement offers. The dispute with the original “hold out” claimants will now likely proceed to arbitration. While it is not possible to ascertain the ultimate legal and financial liability of the Company with respect to this matter, the Company has set aside a reserve that it believes is a reasonable estimate for the probable resolution of the matter.

The Company is subject to various other claims and suits in the ordinary course of business. The Company does not believe that any ultimate liability for currently known claims will have a material impact on its earnings, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal year 2006, no matters were submitted to a vote of security holders.

PART II

(Items 5 through 9)

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the American Stock Exchange under the symbol “FRS.” The closing price of the Company’s common stock as reported by the American Stock Exchange on August 3, 2006 was $23.80. There were approximately 1,950 shareholders of record as of August 3, 2006. The following table sets forth the high and low sales prices for the common stock for each quarter within the Company’s two most recent fiscal years:

	Fiscal Year Ended May 30, 2006				Fiscal Year Ended May 29, 2005
	Stock Prices		Dividend per share		Stock Prices		Dividend per share
	High	Low			High	Low
1st Quarter	$25.75	$23.53	11	¢	$30.25	$23.00	11	¢
2nd Quarter	24.90	23.75	11	¢	25.75	22.50	11	¢
3rd Quarter	24.55	20.75	11	¢	26.90	23.50	11	¢
4th Quarter	25.90	20.15	11	¢	26.79	22.58	11	¢

Dividend Policy

Through July 10, 2006, the Company has paid 182 consecutive quarterly cash dividends during its 46 year history as a public company. The Company currently expects that quarterly cash dividends will continue to be paid for the foreseeable future at rates comparable with or slightly higher than those shown in the above table.

Equity Compensation Plan Information

Information regarding equity compensation plans under which common stock of the Company is authorized for issuance is incorporated by reference to Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fourth quarter of fiscal 2006. The Company had a stock repurchase program that expired October 7, 2004. It had authorized the repurchase of up to 500,000 shares of the Company’s common stock. No shares were acquired during the two year life of the program.

Item 6. Selected Financial Data

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

SUMMARY OF OPERATIONS

	(in thousands, except per share data)
	2006 *	2005	2004	2003	2002
Sales	$290,968	$279,247	$259,701	$233,679	$210,434

Cost of sales
Food and paper	102,106	98,570	88,864	76,452	69,995
Payroll and related	96,098	92,352	87,818	80,815	73,633
Other operating costs	64,338	57,800	53,031	48,643	42,237

	262,542	248,722	229,713	205,910	185,865
Gross profit	28,426	30,525	29,988	27,769	24,569

Administrative and advertising	13,976	13,929	12,752	12,121	11,062
Franchise fees and other revenue	(1,250)	(1,352)	(1,222)	(1,232)	(1,324)
Gains on sale of assets	(568)	(87)	(41)	(145)	—
Gain on early termination of lease	—	—	—	(665)	—

Operating profit	16,268	18,035	18,499	17,690	14,831

Other Expense (income)
Interest expense	2,771	2,820	2,474	2,800	2,420
Life insurance benefits in excess of cash surrender value	—	(4,440)	—	—	—

Earnings before income taxes	13,497	19,655	16,025	14,890	12,411

Income taxes
Current	4,594	4,199	3,687	3,047	3,557
Deferred	(257)	715	1,648	1,940	765

	4,337	4,914	5,335	4,987	4,322

NET EARNINGS	$9,160	$14,741	$10,690	$9,903	$8,089

Diluted net earnings per share of common stock	$1.78	$2.86	$2.08	$1.97	$1.61
Cash dividends per share	$.44	$.44	$.42	$.36	$.35
Other financial statistics
Working capital (deficit)	$(18,519)	$(20,911)	$(20,115)	$(14,069)	$(14,198)
Capital expenditures	19,096	24,123	30,026	21,544	28,931
Total assets	175,283	167,465	158,437	139,982	130,491
Long-term obligations	44,019	43,102	47,817	45,582	46,147
Cost to repurchase common stock	—	—	—	—	1,792
Shareholders’ equity	100,681	93,401	80,516	70,654	61,993
Book value per share at year end	$19.84	$18.47	$16.00	$14.27	$12.62
Return on average shareholders’ equity	9.4%	17.0%	14.1%	14.9%	13.6%
Weighted average number of diluted shares outstanding	5,160	5,157	5,136	5,023	5,013
Number of shares outstanding at year end	5,075	5,056	5,033	4,951	4,911
Percentage increase in sales	4.2%	7.5%	11.1%	11.0%	12.3%
Earnings as a percentage of sales
Operating profit	5.6%	6.5%	7.1%	7.6%	7.0%
Earnings before income taxes	4.6%	7.0%	6.2%	6.4%	5.9%

*	Fiscal year 2006 contained 366 days. All other years presented contained 364 days.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) that are not historical facts are “forward-looking statements” as that item is defined in the Private Securities Litigation Reform Act of 1995. Such “forward-looking statements” are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Factors that could cause such differences to occur include, but are not limited to, those discussed in this Form 10-K under “Item 1A. Risk Factors.” The Company undertakes no obligation to update any of the forward-looking statements that may be contained in this MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD & A) should be read in conjunction with the consolidated financial statements. The Company has no “off-balance sheet” arrangements or “special purpose entities.”

CORPORATE OVERVIEW

During the last week of Fiscal Year 2006, the Company moved its end of the week from Sunday to Tuesday. The change was designed to facilitate operational efficiencies by moving end of week administrative duties away from weekends when sales volumes are normally much higher. As a result, Fiscal Year 2006 ended on Tuesday, May 30, 2006. It includes 52 weeks plus two days. It compares with the 52 weeks ended on Sunday, May 29, 2005, which constituted Fiscal Year 2005, and the 52 weeks ended on Sunday, May 30, 2004, which constituted Fiscal Year 2004.

Operations consist of two reportable segments within the family-dining sector of the restaurant industry. As of May 30, 2006, 90 Big Boy restaurants and 34 Golden Corral restaurants were in operation. The Company has a development agreement allowing it to open 29 additional Golden Corral restaurants through December 31, 2011. Four new Golden Corrals opened during Fiscal Year 2006, however, no new restaurants have opened thus far in calendar year 2006 and current plans call for only two new Golden Corral restaurants in Fiscal Year 2007. The scale back in construction was initiated to strengthen the balance sheet by neutralizing debt while enabling operations to focus on rebuilding disappointing sales volumes in existing Golden Corral restaurants.

Record revenue of $290,968,000, $279,247,000, and $259,701,000 was achieved in Fiscal Year 2006, Fiscal Year 2005 and Fiscal Year 2004, respectively. The extra two days in Fiscal Year 2006 contributed $1,200,000 in additional revenue. Net earnings for Fiscal Year 2006 were $9,159,000, or diluted earnings per share (EPS) of $1.78, well below expectation after achieving record net earnings in Fiscal Years 2005 and 2004. Net earnings for Fiscal Year 2005 were $14,741,000, or diluted EPS of $2.86. However, the results for Fiscal Year 2005 profited significantly from a $4,440,000 non-taxable life insurance benefit amounting to $.86 diluted EPS. Without the effect of the life insurance benefit, net earnings and diluted EPS for Fiscal Year 2005 were $10,301,000 and $2.00, respectively. Net earnings for Fiscal Year 2004 were $10,690,000, or diluted EPS of $2.08.

The life insurance benefit that was received in Fiscal Year 2005 resulted from filing death claims on several life insurance policies owned by the Company that insured the life of Jack C. Maier, Chairman of the Board and formerly President and Chief Executive Officer, who died in February 2005. The non-taxable $4,440,000 benefit was derived principally from subtracting the cash surrender value of the policies that was previously recorded in the balance sheet as “Net cash surrender value – life insurance policies” from the aggregate proceeds which amounted to $9,159,000 net of $500,000 paid to another beneficiary.

Noteworthy in Fiscal Year 2006:

•	Big Boy same store sales increased .2 percent in Fiscal Year 2006, marking the ninth consecutive year of achieving same store sales increases.

•	Golden Corral same store sales declined 6.5 percent in Fiscal Year 2006, marking the second consecutive year and eleven consecutive quarters of same store sales declines.

•	Golden Corral total sales increased 10.7 percent, exceeding $100,000,000, the result of more restaurants in operation.

RESULTS OF OPERATION

Sales

The Company’s sales are primarily generated through the operation of Big Boy restaurants and Golden Corral restaurants. Big Boy sales also include wholesale sales from the Company’s commissary to restaurants licensed to other Big Boy operators and the sale of Big Boy’s signature brand tartar sauce to grocery stores. Same store sales comparisons are a key metric that management uses in the operation of the business. Same store sales are affected by changes in customer counts and menu price increases. Changes in sales also occur when new restaurants are opened and older restaurants are closed. Sales reached record heights during each of Fiscal Years 2006, 2005 and 2004:

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
	(in thousands)
Big Boy restaurants	$177,239	$175,892	$171,255
Wholesale sales to licensees	8,946	8,664	6,208
Wholesale sales to groceries	908	820	890

Total Big Boy sales	187,093	185,376	178,353
Golden Corral sales	103,875	93,871	81,348

Consolidated restaurant sales	$290,968	$279,247	$259,701

A breakdown of changes in Big Boy same store sales by quarter follows (the fourth quarter of Fiscal Year 2006 and the annual total for Fiscal Year 2006 exclude two additional days of sales associated with the change in the Company’s fiscal year):

Big Boy	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
Fiscal Year 2006	(0.8)%	(1.8)%	1.8%	1.6%	0.2%
Fiscal Year 2005	0.6%	3.2%	1.4%	(0.1)%	1.3%

Fiscal 2006 marked the ninth consecutive year that Big Boy same store sales increases have been achieved. Higher average guest checks driven by menu price increases were enough to offset lower customer counts. Same store customer counts in Fiscal Year 2006 were .8 percent lower than Fiscal Year 2005. Same store customer counts in Fiscal Year 2005 were 1.4 percent lower than Fiscal Year 2004. Continued steep gasoline prices throughout the last two fiscal years are believed to be one cause of the lower customer counts, as the higher cost to fill up a tank leaves many consumers with less money available to spend on a restaurant meal. The same store sales comparisons include average menu price increases of 1.1 percent, 1.0 percent, and 1.6 percent, respectively, during the third quarters of Fiscal Years 2006, 2005 and 2004. The first quarters of Fiscal Years 2006, Fiscal 2005 and Fiscal 2004 included average menu price increases of 1.4 percent, 1.5 percent, and 1.1 percent, respectively. Another price increase will be implemented in late summer 2006.

The remainder of the Big Boy sales increases was achieved on the combination of more restaurants in operation and higher wholesale sales. The Company operated 90 Big Boy restaurants as of May 30, 2006. This count includes a brand new Big Boy that opened in February 2006 and one that re-opened in August 2005 following its reconstruction. It had been temporarily closed since May 2005. No other new Big Boy restaurants have opened during the last twelve months. One older, low volume Big Boy restaurant ceased operations in November 2004. During the latter half of calendar year 2006, two existing Big Boy restaurants will be relocated to better sites within the same market areas. Little or no interruption of sales is expected to result from these relocations. The significant increase in wholesale sales during Fiscal Year 2005 is attributed to a licensed operator of sixteen Big Boy restaurants in the Toledo, Ohio market that began purchasing food from the Company’s commissary. Such sales continued during Fiscal Year 2006.

Golden Corral sales increases are due entirely to more restaurants in operation:

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
In operation at beginning of year	30	26	20
Opened during the year	4	4	6
In operation at end of year	34	30	26
Total sales weeks during year	1,708	1,466	1,202

No Golden Corral restaurants were under construction as of May 30, 2006. Two Golden Corral restaurants are scheduled to open in Fiscal Year 2007.

Following general industry practice, the same store sales comparisons in the table that follows include only those restaurants that were open for five full fiscal quarters prior to the start of the comparison periods. This removes possible misleading numbers that can be caused by the great influx of customers during the first several months of operation, sometimes called the “honeymoon” period of a new restaurant. Using this formula, 25 of the 34 restaurants were included in the annualized Fiscal Year 2006 same store sales calculation. The quarterly calculations for Fiscal Year 2006 included 25, 27, 28 and 29 stores, respectively, in the first, second, third and fourth quarters.

A breakdown of Golden Corral same store sales by quarter follows (the fourth quarter of Fiscal Year 2006 and the annual total for Fiscal Year 2006 exclude two additional days of sales associated with the change in the Company’s fiscal year):

Golden Corral	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
Fiscal 2006	(11.2)%	(10.7)%	(1.5)%	(3.4)%	(6.5)%
Fiscal 2005	(4.5)%	(5.9)%	(7.3)%	(10.6)%	(6.0)%

Fiscal Year 2006 marked the second consecutive year and included the eleventh consecutive quarter of same store sales declines. Same store customer counts declined 7.5 percent in Fiscal Year 2006, which followed a 10.0 percent decline in Fiscal year 2005. Although still a disappointment, management is encouraged by the significant reduction in the rate of decline in same store sales in the third and fourth quarters of Fiscal Year 2006, when customer counts were down only 2.8 and 3.5 percent, respectively. The improvement is a clear signal that certain strategies designed to grow sales are working, especially the marketing campaign “Everyone Deserves a Good Meal. Every Day.” The campaign focuses on a different dinner theme each night of the week. The variety theme has resonated well with customers and has given them a reason to visit more often. Golden Corral menu prices were increased .5 percent in February 2006, 1.8 percent in May 2005, 2.3 percent in May 2004 and 3.3 percent in November 2003.

Gross Profit

Gross profit for the Big Boy segment includes commissary operations. Gross profit differs from restaurant level profit disclosed in Note G (Segment Information) as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is highlighted below.

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
	(in thousands)
Big Boy gross profit	$26,774	$25,673	$25,269
Golden Corral gross profit	1,652	4,852	4,720

Total gross profit	$28,426	$30,525	$29,989

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	2006			2005			2004
	Total	BB	GC	Total	BB	GC	Total	BB	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and paper	35.1	32.6	39.5	35.3	33.1	39.7	34.2	31.9	39.2
Payroll and related	33.0	34.3	30.7	33.1	34.3	30.6	33.8	35.1	31.0
Other operating costs (including opening costs)	22.1	18.7	28.2	20.7	18.8	24.5	20.4	18.8	23.9
Gross profit	9.8	14.4	1.6	10.9	13.8	5.2	11.6	14.2	5.9

Food and paper cost percentages declined in Fiscal Year 2006 for both Big Boy and Golden Corral. The improvement is largely due to favorable beef and poultry prices. The cost of select top butts used by Golden Corral was lower than last year through much of the year. An abundant supply of feeder cattle in the nation’s herd should keep beef costs stable through much of Fiscal Year 2007. However, beef can be a highly volatile market, as import and export restrictions can cause wide fluctuations in cost. The improved percentages in Fiscal Year 2006 reversed the results of Fiscal Year 2005 when commodity costs had escalated for beef, dairy and pork. The food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet. The effect of changing commodity prices is actively managed with changes to the Big Boy menu mix and effective selection of items served on the Golden Corral food bar.

Management’s vigorous concentration to contain payroll and payroll related costs is reflected by the improved percentages shown in the above table. Although there is no seasonal fluctuation in employment levels, hours worked are managed closely according to restaurant sales patterns. There has been no appreciable change in average hourly pay rates over the three-year period. Although congressional efforts continually mount to raise the federal minimum wage, the Company believes minimum wage legislation at the state level poses a greater risk. When, and if, such legislation is enacted, the Company will counter the effects with higher menu prices, together with tighter payroll standards and a reduction in the number of hours that employees would be permitted to work. (Other chain restaurant operators would likely respond with similar measures.) New overtime rules initiated by the U.S. Department of Labor went into effect in August 2004. The new rules had a negligible impact on the Company.

Payroll related costs include statutory provisions for Social Security, unemployment and workers’ compensation, along with voluntary benefits provided by the Company such as defined benefit pension plans and medical insurance.

The Company self-insures a significant portion of expected losses from its workers’ compensation program in the State of Ohio. Management historically reviewed self-insured claims experience each quarter, with a comprehensive review performed during the first quarter of each year. At that time the reserves were usually reduced to more closely reflect claims experience. The Company has been able to significantly reduce its reserves in recent years because the combination of active management of claims and post accident drug testing has produced improved claims experience by lowering both the number of claims and the average cost per claim. Because of these trends, the Company undertook a comprehensive review of claims experience during Fiscal Year 2005 and determined that comprehensive reviews were warranted each quarter (beginning in the third quarter of Fiscal 2005) with adjustments to the reserves recorded as needed. Favorable adjustments were $931,000, $1,044,000 and $710,000 respectively, in Fiscal Years 2006, 2005 and 2004. Beginning in Fiscal Year 2006, a lower rate (as a percentage of payroll) was used to accrue initial self-insurance reserves, which should reduce the size of future quarterly adjustments.

Although pension costs have remained fairly steady over the past three years, the costs are at historically high levels after many years of very reasonable costs. Investment returns on equity investments held by the trust that governs the defined benefit pension plans can and do affect the costs to a great extent. Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions) was $1,662,000, $1,674,000 and $1,789,000 respectively, in Fiscal Years 2006, 2005 and 2004. The expected long-term rate of return on plan assets used to compute pension cost was 8.5 percent in all three years. However, the assumption will be lowered to 8.0 percent to determine pension costs for Fiscal Year 2007. The weighted-average discount rate mirrors movement in the underlying markets and is considered a “snapshot” rate reflecting current market conditions. The rate used in the actuarial assumptions to compute pension costs was reduced to 6.0 percent for Fiscal Year 2006, down from 6.5 percent used in Fiscal Years 2005 and 2004. The rate for Fiscal 2007 will be 6.25 percent. The rate of compensation increase for pension costs was reduced to 4.5 percent in Fiscal Year 2006, down from 5.0 percent in Fiscal Years 2005 and 2004. It will remain at 4.5 percent for Fiscal Year 2007. Cash contributions made by the Company to these plans were $903,000, $1,829,000, and $2,185,000 respectively, during Fiscal Years 2006, 2005 and 2004.

Medical insurance premiums continue to escalate. Premiums in Fiscal Year 2006 were approximately 7.4 percent higher than Fiscal Year 2005, which was 9.0 percent higher than Fiscal Year 2004. The Company typically absorbs 60 percent of premium costs, sharing 40 percent with covered employees.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. Most of these expenses tend to be fixed; therefore, same store sales decreases cause these costs to be a higher percentage of sales, as conspicuously indicated in the above table for Golden Corral. Opening costs also have a significant impact on the percentages as well. Opening cost charges for Big Boy restaurants for Fiscal Years 2006, 2005 and 2004 were $291,000, $265,000, and $368,000 respectively. Golden Corral opening costs for Fiscal Years 2006, 2005 and 2004 were $1,124,000, $1,222,000, and $1,412,000 respectively. Golden Corral opening costs should be much lower in Fiscal Year 2007 as only two new restaurants are expected to open.

Other operating costs in Fiscal Year 2005 were adversely impacted by a $433,000 charge to correct the Company’s accounting for leases, which was conformed to recognize rent expense on a straight-line basis over the term of the lease, including any option periods considered to be part of the lease term, as lease terms are defined by Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. SFAS 13 also defines the term of the lease as including the period of time when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while a restaurant is being built on leased land. A total of $182,000 of under accrued “rent holidays” was capitalized during Fiscal Year 2005 in conforming the recognition of rent to SFAS 13. The Company ceased capitalizing “rent holidays” effective with the fiscal quarter that began September 19, 2005 pursuant to the issuance of a Staff Position promulgated by the Financial Accounting Standards Board that prohibited the capitalization of such costs.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit, while franchise fees and other revenue is added to it. Gains and losses on sale of real property, if any, are then respectively added or subtracted.

Administrative and advertising expense was $13,976,000, $13,929,000 and $12,753,000 respectively in Fiscal Years 2006, 2005 and 2004. Advertising expense represents the largest component of these costs. Spending for advertising and marketing programs is proportionate with higher sales levels, reflecting the Company’s long standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing. Advertising expense was $6,740,000, $6,443,000, and $6,065,000 respectively in Fiscal Years 2006, 2005 and 2004. All other administrative costs were $7,236,000, $7,486,000 and $6,688,000 respectively in Fiscal Years 2006, 2005 and 2004. The higher amounts in Fiscal years 2006 and 2005 compared with Fiscal Year 2004 include higher costs to comply with Section 404 of the Sarbanes Oxley Act and increased litigation costs.

Revenue from franchise fees is based on sales of Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants and are recorded on the accrual method as earned. As of May 30, 2006, 28 Big Boy restaurants licensed to other operators were paying franchise fees to the Company. There were 28 and 31 such restaurants respectively paying fees to the Company as of May 29, 2005 and May 30, 2004. Other revenue also includes certain other fees from licensed restaurants along with miscellaneous rent and investment income.

Gains and losses on sale of assets consist of transactions involving real property and sometimes may include restaurant equipment that is sold together with real property as a package when closed restaurants are sold. Gains and losses reported on this line do not include abandonment losses that often arise when certain equipment is replaced before it reaches the end of its expected life. Abandonment losses are instead reported in other operating costs. The amount reported on the line “(Gain on sale of assets”) in Fiscal Year 2006 resulted principally from a gain in connection with an eminent domain proceeding. Amounts reported for Fiscal Year 2005 and Fiscal Year 2004 primarily represent gains from the sale of undeveloped land.

No impairments of assets were recorded during any of the three years in the period ended May 30, 2006.

Other Expense (Income)

Interest expense was $2,771,000, $2,820,000 and $2,474,000 respectively, in Fiscal Years 2006, 2005 and 2004. The $346,000 increase in Fiscal Year 2005 over Fiscal Year 2004 was caused by the combination of higher debt levels for most of the year, higher interest rates and lower levels of capitalized interest. The retirement of $9,000,000 of outstanding debt in March 2005, which was provided from life insurance benefits, supplied some relief in interest expense in the fourth quarter of Fiscal Year 2005. Without the benefit of the $9,000,000 debt retirement in March 2005, interest expense for Fiscal Year 2006 would have been at least $500,000 higher. Higher interest rates have been experienced in Fiscal Year 2006 on funds borrowed under the terms of a Construction Draw Facility, before conversion into term loans. In addition, interest expense in Fiscal Year 2006 includes interest recognized in connection with payments pursuant to a deferred compensation agreement.

In addition to interest expense, the $4,440,000 non-taxable life insurance benefit in Fiscal Year 2005 was classified as other expense (income), and is not included in the determination of operating profit.

Income Taxes

Income tax expense as a percentage of pre-tax earnings was 32.1 percent in Fiscal Year 2006, 25.0 percent in Fiscal Year 2005, and 33.3 percent in Fiscal Year 2004. The Fiscal 2005 income tax expense percentage was favorably affected by the $4,440,000 gain from non-taxable life insurance benefit. The effective rate for Fiscal 2005 would have been 32.3 percent without the advantage of the non-taxable life insurance benefit. The effective rates have been kept consistently low through the Company’s use of available tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. To a lesser degree, the Company also uses the federal Work Opportunity Tax Credit (WOTC), the expiration of which on December 31, 2005 is reflected in the tax rate for Fiscal Year 2006.

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

Aggregated Information about Contractual Obligations and Commercial Commitments As of May 30, 2006

			Payments due by period (in thousands)					more than 5 years
		Total	year 1	year 2	year 3	year 4	year 5
	Long-term debt	39,918	8,926	11,390	6,937	4,673	4,076	3,916
	Rent due under capital lease obligations	4,030	661	2,585	243	221	205	115
1.	Rent due under operating leases	26,521	1,738	1,915	1,867	1,678	1,482	17,841
2.	Unconditional purchase obligations	9,724	9,460	264	—	—	—	—
3.	Other long-term obligations	2,022	218	221	224	227	231	901
	Total contractual cash obligations	82,215	21,003	16,375	9,271	6,799	5,994	22,773

1.	Not included in the table is a contingent liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” as amended.
2.	Primarily consists of commitments for capital projects plus certain food and beverage items.
3.	Deferred compensation liability.

The working capital deficit was $18,519,000 as of May 30, 2006. The deficit was $20,911,000 as of May 29, 2005. The reduction in the working capital deficit reflects lower accounts payable for construction activity, due to the scale back in Golden Corral expansion that has been initiated to strengthen the balance sheet. As of May 30, 2006, $11,000,000 remains available to be borrowed under the terms of a Construction Draw Credit Facility, which expires September 1, 2008. Additionally, a $5,000,000 working capital revolving line of credit (currently unused) is readily available through September 1, 2008, if needed.

Operating Activities

Operating cash flows were $19,161,000 in Fiscal Year 2006, $2,552,000 lower than Fiscal Year 2005 and $8,397,000 below Fiscal Year 2004. The decreases are primarily attributable to normal changes in assets and liabilities. Management believes a better, more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus depreciation and losses minus any gains, the primary benefit of which is to eliminate changes in accounts payable due to payables for construction related costs. The result of this method is reflected as a sub-total in the consolidated statement of cash flows: $21,979,000 in Fiscal Year 2006, $22,429,000 in Fiscal Year 2005 (life insurance benefit excluded) and $22,005,000 in Fiscal Year 2004.

Investing Activities

Capital spending is the principal component of investing activities. Capital spending was $19,096,000 during Fiscal Year 2006, a decrease of $5,028,000 from Fiscal Year 2005 that is principally the result of scaled back Golden Corral construction. This year’s capital spending includes $7,538,000 for Golden Corral restaurants and $11,558,000 for Big Boy restaurants. These capital expenditures consisted of new restaurant construction, site acquisitions, remodeling costs, routine equipment replacements and other capital outlays.

Proceeds from dispositions of property were much higher in Fiscal Year 2006, which was the result of selling two properties that the company had originally intended to develop that ultimately proved to be not viable, along with proceeds from an eminent domain proceeding.

Investing activities for Fiscal Year 2005 included the receipt of claims for life insurance benefits totaling $9,159,000, net of $500,000 paid to another beneficiary, associated with the death of the Company’s Chairman of the Board in February 2005. Investing activities for Fiscal 2004 included the recovery of $1,700,000 received in settlement of certain litigation relating to defective construction of a Golden Corral restaurant. The settlement was with the architect and the architect’s structural engineering consultant. Receipt of the settlement funds was sufficient to recover all construction costs incurred, including the cost to raze the defective building. The Company continues to vigorously prosecute its claim exceeding $1,000,000 against the general contractor that built the building.

Financing Activities

Borrowing against credit lines amounted to $11,000,000 during Fiscal Year 2006. Scheduled and other payments of long-term debt and capital lease obligations amounted to $8,834,000 during Fiscal Year 2006. Payment of long-term debt and capital lease obligations in Fiscal Year 2005 included $9,000,000 that was paid with the life insurance proceeds discussed above under Investing Activities. Regular quarterly cash dividends paid to shareholders totaled $2,229,000 in Fiscal Year 2006. As the Company expects to continue its 46 year practice of paying regular quarterly cash dividends, the Board of Directors declared another $.11 per share dividend on June 7, 2006.

During Fiscal Year 2006, employees acquired nearly 17,000 shares of the Company’s common stock pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $303,000. As of May 30, 2006, 413,000 shares granted under the Company’s two stock option plans remain outstanding, including 330,000 fully vested shares at a weighted average price per share of $18.19. As of May 30, 2006, 733,000 shares remained available to be granted under these plans.

Other Information

The Company reached a new development agreement with Golden Corral Franchising Systems, Inc. (Franchisor) in July 2004. Under the new agreement, 22 Golden Corrals were added to the development schedule, bringing the total to 63 restaurants to be in operation by December 31, 2011. The remaining development schedule calls for five restaurants to be opened in each of the calendar years 2006, 2007, 2008, 2009 and 2010, with the final four to be built in calendar year 2011. However, with the concurrence of the Franchisor, it now appears likely that only one Golden Corral restaurant will open in calendar year 2006 with one more to open before the end of Fiscal Year 2007. As of May 30, 2006, 34 Golden Corral restaurants were in operation and no new restaurant construction was underway. The scale back in Golden Corral construction was initiated in order to use cash flow and credit facilities in a debt neutral manner, thus strengthening the balance sheet while allowing operations to focus on re-building same store sales. Five Golden Corral restaurants were remodeled in Fiscal Year 2006 at an average approximate cost of $150,000 each. Plans call for six Golden Corral restaurants to be remodeled in Fiscal 2007.

Two Big Boy restaurants were under construction as of May 30, 2006, both of which are replacement buildings (of existing operations) on superior sites within the same market areas. As of May 30, 2006, the estimated cost remaining to complete these projects was $2,953,000. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year at an average cost of $75,000 per restaurant. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

Including land and land improvements, the cash required to build and equip each new restaurant currently ranges from $3,200,000 to $4,000,000 for a Golden Corral, and from $2,200,000 to $2,900,000 for a Big Boy. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is becoming more frequently necessary to enter ground leases to obtain desirable land on which to build. Eight of the 34 Golden Corral restaurants now in operation have been built on leased land. A Big Boy restaurant that opened in February 2006 was also built on leased land and a Big Boy restaurant is currently under construction on leased land. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended. As of May 30, 2006 the Company occupied 32 restaurants pursuant to leases, six of which are capital leases under the provisions of SFAS 13.

Normal lease expirations for three of the 32 leased restaurants were reached during fiscal year 2006, which are continuing to be occupied on a month to month basis pending the execution of the Company’s right to purchase the properties from the landlord. The purchase price for the three properties has yet to be determined, but is not expected to exceed $3,000,000.

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

Two factors are required for an accounting policy to be deemed critical. The policy must be significant to the fair presentation of a company’s financial condition and its results of operations, and the policy must require management’s most difficult, subjective or complex judgments. The Company believes the following to be its critical accounting policies.

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

The plan assets are targeted to be invested 70 percent in equity securities, as these investments have historically provided the greatest long-term returns. To determine the long-term rate of return on plan assets, the committee looks at the target asset allocation of plan assets and determines the expected return on each asset class. The expected returns for each asset class are combined and rounded to the nearest 25 basis points to determine the overall expected return on assets. The committee has determined that the expected rate of return will be lowered to 8.0 percent for Fiscal Year 2007. The Company had used an 8.5 percent expected long-term rate of return on plan assets for many years. The committee determines the discount rate by looking at the projected future benefit payments and matching those to spot rates based on yields of high-grade corporate bonds. A single discount rate is chosen, rounded to the nearest 25 basis points, that produces the same present value as the various spot rates.

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

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be the primary indicator of potential impairment. Carrying values of property and equipment are accordingly tested for impairment each quarter. In addition, carrying values are also reviewed whenever events or circumstances indicate the carrying value may be impaired. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized for the amount by which carrying values exceed estimated realizable values. Future cash flows can be difficult to predict. Changing neighborhood demographics and economic conditions, and many other factors may impact operating performance, which affect cash flow. Estimated realizable values are provided by real estate brokers and/or the Company’s past experience in disposing of property.

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

Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside the Company’s control, including import and export restrictions, supply versus demand, production and the impact of weather on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are normally for periods of one year or less but may have longer terms if favorable long term pricing becomes available. Food supplies are generally plentiful and may be obtained from any number of suppliers, which mitigates the Company’s overall commodity cost risk. Quality, timeliness of deliveries and price are the principal determinants of source. The Company does not use financial instruments as a hedge against changes in commodity pricing.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 30, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedure that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 30, 2006 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of May 30, 2006 based on the criteria in Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 30, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears herein.

July 18, 2006
Date

/s/ Craig F. Maier
Craig F. Maier
President and Chief Executive Officer

/s/ Donald H. Walker
Donald H. Walker
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Frisch’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Frisch’s Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of May 30, 2006 and May 29, 2005 and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended May 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frisch’s Restaurants, Inc. and Subsidiaries as of May 30, 2006 and May 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended May 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Frisch’s Restaurants, Inc’s internal control over financial reporting as of May 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 21, 2006, expressed unqualified opinions therein.

GRANT THORNTON LLP

/s/ Grant Thornton LLP
Cincinnati, Ohio
July 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Frisch’s Restaurants, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Frisch’s Restaurants, Inc. (an Ohio Corporation) maintained effective internal control over financial reporting as of May 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frisch’s Restaurants, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides reasonable basis for our opinions.

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

In our opinion, management’s assessment that Frisch’s Restaurants, Inc. maintained effective internal control over financial reporting as of May 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Frisch’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 30, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frisch’s Restaurants, Inc. and Subsidiaries as of May 30, 2006 and May 29, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended May 30, 2006 and our report dated July 21, 2006 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

/s/ Grant Thornton LLP
Cincinnati, Ohio
July 21, 2006

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 30, 2006 and May 29, 2005

ASSETS

	2006	2005
Current Assets
Cash	$815,346	$306,300
Trade and other receivables	1,538,024	1,389,975
Inventories	4,791,898	4,592,093
Prepaid expenses and sundry deposits	2,795,444	2,819,762
Prepaid and deferred income taxes	2,122,544	942,611

Total current assets	12,063,256	10,050,741

Property and Equipment
Land and improvements	60,691,775	56,830,344
Buildings	84,830,307	81,434,781
Equipment and fixtures	89,151,961	84,240,573
Leasehold improvements and buildings on leased land	28,171,132	21,590,570
Capitalized leases	5,257,019	7,131,603
Construction in progress	2,211,659	6,435,214

	270,313,853	257,663,085
Less accumulated depreciation and amortization	115,943,839	109,461,135

Net property and equipment	154,370,014	148,201,950

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,383,729	1,400,659
Investments in land	2,272,405	974,370
Property held for sale	805,784	1,857,244
Other	3,646,989	4,239,974

Total other assets	8,849,551	9,212,891

Total assets	$175,282,821	$167,465,582

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 30, 2006 and May 29, 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2006	2005
Current Liabilities
Long-term obligations due within one year
Long-term debt	$8,926,194	$7,598,182
Obligations under capitalized leases	388,222	533,016
Self insurance	856,962	851,737
Accounts payable	10,330,378	12,799,147
Accrued expenses	9,639,747	8,763,971
Income taxes	441,045	416,125

Total current liabilities	30,582,548	30,962,178

Long-Term Obligations
Long-term debt	30,991,636	29,570,481
Obligations under capitalized leases	3,125,742	3,136,836
Self insurance	1,549,499	1,981,342
Deferred income taxes	4,496,802	4,830,375
Deferred compensation and other	3,855,158	3,583,120

Total long-term obligations	44,018,837	43,102,154

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock—authorized, 3,000,000 shares without par value; none issued	—	—
Common stock—authorized, 12,000,000 shares without par value; issued 7,521,930 and 7,505,176 shares—stated value—$1	7,521,930	7,505,176
Additional contributed capital	62,531,311	62,226,047

	70,053,241	69,731,223
Retained earnings	63,420,622	56,490,185

	133,473,863	126,221,408
Less cost of treasury stock (2,447,323 and 2,449,394 shares)	32,792,427	32,820,158

Total shareholders’ equity	100,681,436	93,401,250

Total liabilities and shareholders’ equity	$175,282,821	$167,465,582

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

Three years ended May 30, 2006

	2006 *	2005	2004
Sales	$290,967,866	$279,247,122	$259,701,417

Cost of sales
Food and paper	102,105,847	98,569,774	88,864,369
Payroll and related	96,097,853	92,351,759	87,817,014
Other operating costs	64,337,677	57,800,494	53,030,885

	262,541,377	248,722,027	229,712,268

Gross profit	28,426,489	30,525,095	29,989,149

Administrative and advertising	13,976,020	13,928,712	12,752,511
Franchise fees and other revenue	(1,249,771)	(1,351,967)	(1,222,103)
Gains on sale of assets	(567,987)	(86,921)	(40,964)

Operating profit	16,268,227	18,035,271	18,499,705

Other expense (income)
Interest expense	2,771,342	2,820,449	2,474,449
Life insurance benefits in excess of cash surrender value	—	(4,440,000)	—

Earnings before income taxes	13,496,885	19,654,822	16,025,256

Income taxes
Current
Federal	4,616,461	4,226,844	3,562,572
Less tax credits	(601,779)	(785,855)	(642,146)
State and municipal	579,205	757,698	766,785
Deferred	(256,767)	715,310	1,648,343

Total income taxes	4,337,120	4,913,997	5,335,554

NET EARNINGS	$9,159,765	$14,740,825	$10,689,702

Earnings per share (EPS) of common stock:
Basic net earnings per share	$1.81	$2.92	$2.14

Diluted net earnings per share	$1.78	$2.86	$2.08

*	Fiscal year 2006 contained 366 days. The other years presented contained 364 days.

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Three years ended May 30, 2006

	2006	2005	2004
Cash flows provided by (used in) operating activities:
Net earnings	$9,159,765	$14,740,825	$10,689,702
Adjustments to reconcile net earnings to net cash from operating activities:
Life insurance benefit	—	(4,440,000)	—
Depreciation and amortization	13,125,459	12,115,649	10,967,456
Net loss (gain) on disposition of assets, including abandonments	(306,089)	12,380	347,513

	21,979,135	22,428,854	22,004,671
Changes in assets and liabilities:
Accounts receivable	(148,049)	375,913	(489,132)
Inventories	(199,805)	(210,279)	(556,555)
Prepaid expenses and sundry deposits	24,318	(297,444)	(34,121)
Other assets	707,743	(1,231,460)	(503,592)
Prepaid and deferred income taxes	(1,513,506)	831,801	1,652,303
Accrued income taxes	24,920	(20,140)	80,583
Tax benefit from stock options exercised	34,088	74,499	366,469
Accounts payable	(2,468,768)	(581,110)	3,906,430
Accrued expenses	875,777	525,678	830,861
Self insured obligations	(426,618)	(862,005)	(186,048)
Other liabilities	272,038	679,146	487,093

	(2,817,862)	(715,401)	5,554,291

Net cash provided by operating activities	19,161,273	21,713,453	27,558,962

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(19,095,678)	(24,123,183)	(30,026,204)
Proceeds from disposition of property	1,586,627	225,328	300,788
Proceeds from sale of franchise rights	—	168,981	156,464
Proceeds from life insurance benefits	—	9,159,173	—
Proceeds from construction litigation	—	—	1,700,000
Change in other assets	(1,395,866)	(363,750)	(1,086,356)

Net cash (used in) investing activities	(18,904,917)	(14,933,451)	(28,955,308)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	11,000,000	11,500,000	7,500,000
Payment of long-term debt and capital lease obligations	(8,833,644)	(16,338,644)	(5,748,042)
Cash dividends paid	(2,229,327)	(2,219,717)	(2,099,541)
Proceeds from stock options exercised - new shares issued	303,174	219,436	824,465
Proceeds from stock options exercised - treasury shares re-issued	—	92,844	98,035
Other treasury shares re-issued	51,829	74,900	62,675
Treasury shares acquired	—	(30,491)	—
Employee stock purchase plan	(39,342)	(66,440)	(80,279)

Net cash provided by (used in) financing activities	252,690	(6,768,112)	557,313

Net increase (decrease) in cash and equivalents	509,046	11,890	(839,033)
Cash and equivalents at beginning of year	306,300	294,410	1,133,443

Cash and equivalents at end of year	$815,346	$306,300	$294,410

Supplemental disclosures:
Interest paid	$2,875,337	$2,984,217	$2,853,865
Income taxes paid	5,792,020	4,028,266	3,236,202
Income tax refunds received	403	429	—
Lease transactions capitalized	600,873	489,722	—

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three years ended May 30, 2006

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at June 1, 2003	$7,420,763	$60,926,377	$35,378,916	$(33,072,188)	$70,653,868

Net earnings for the year	—	—	10,689,702	—	10,689,702
Stock options exercised - new shares issued	70,082	754,383	—	—	824,465
Stock options exercised - treasury shares re-issued	—	(9,103)	—	107,138	98,035
Tax benefit from stock options exercised	—	366,469	—	—	366,469
Other treasury shares re-issued	—	18,180	—	44,495	62,675
Employee stock purchase plan	—	(80,279)	—	—	(80,279)
Cash dividends paid - $.42 per share	—	—	(2,099,541)	—	(2,099,541)

Balance at May 30, 2004	7,490,845	61,976,027	43,969,077	(32,920,555)	80,515,394

Net earnings for the year	—	—	14,740,825	—	14,740,825
Stock options exercised - new shares issued	14,331	205,105	—	—	219,436
Stock options exercised - treasury shares re-issued	—	(3,109)	—	95,953	92,844
Tax benefit from stock options exercised	—	74,499	—	—	74,499
Other treasury shares re-issued	—	39,965	—	34,935	74,900
Treasury shares acquired	—	—	—	(30,491)	(30,491)
Employee stock purchase plan	—	(66,440)	—	—	(66,440)
Cash dividends paid - $.44 per share	—	—	(2,219,717)	—	(2,219,717)

Balance at May 29, 2005	7,505,176	62,226,047	56,490,185	(32,820,158)	93,401,250

Net earnings for the year	—	—	9,159,765	—	9,159,765
Stock options exercised - new shares issued	16,754	286,420	—	—	303,174
Tax benefit from stock options exercised	—	34,088	—	—	34,088
Other treasury shares re-issued	—	24,098	—	27,731	51,829
Employee stock purchase plan	—	(39,342)	—	—	(39,342)
Cash dividends paid - $.44 per share	—	—	(2,229,328)	—	(2,229,328)

Balance at May 30, 2006	$7,521,930	$62,531,311	$63,420,622	$(32,792,427)	$100,681,436

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE A – ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. (the Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All Big Boy restaurants operated by the Company are currently located in various regions of Ohio, Kentucky and Indiana. Golden Corral restaurants currently operate primarily in the greater metropolitan areas of Cincinnati, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania. Plans are in place to expand Golden Corral operations into markets in Columbus, Ohio, northern Indiana and southern Michigan.

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

Fiscal Year

The Company’s fiscal year has historically been the 52 or 53 week period ending on the Sunday nearest to the last day of May. In the fourth quarter of the fiscal year ended May 30, 2006, the year end was changed to the Tuesday nearest the last day of May. As a result, the fiscal year ended May 30, 2006 included 52 weeks plus 2 days, which is a period of 366 days. The comparable fiscal years ended May 29, 2005 and May 30, 2004 both contained 52 week years consisting of 364 days.

The first quarter of each fiscal year presented herein contained sixteen weeks, while the last three quarters each contained twelve weeks, except for the fourth quarter of the fiscal year ended May 30, 2006 which consisted of twelve weeks plus two days.

The next 53 week fiscal year will be for the year that will end on Tuesday, June 3, 2008, when an additional week will be added to the fourth quarter.

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

Three years ended May 30, 2006

NOTE A – ACCOUNTING POLICIES (continued)

Management considers the following accounting policies to be critical accounting policies because the application of estimates to these policies require management’s most difficult, subjective or complex judgments: self-insurance liabilities, net periodic pension cost and future pension obligations, and the carrying values of long-lived assets.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Funds in transit from credit card processors are classified as cash. Outstanding checks totaling $933,000 were included in accounts payable as of May 29, 2005.

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 at May 30, 2006 and May 29, 2005. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Accounting for Rebates

Cash consideration received from certain food vendors is treated as a reduction of cost of sales and is recognized in the same period the Company sells the food.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from ten to 25 years for buildings or components thereof and five to ten years for equipment. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term as lease terms are defined in Statement of Financial Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for fiscal years 2006, 2005 and 2004 was $126,000, $118,000 and $199,000, respectively. Property betterments are capitalized while the cost of maintenance and repairs is expensed as incurred.

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for two new Big Boy restaurants that were under construction as of May 30, 2006 totaled approximately $2,953,000. No new Golden Corral construction was in progress as of May 30, 2006. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet.

Certain surplus property is currently held for sale. All of the surplus property is stated at the lower of cost or market and is classified as “Property held for sale” in the consolidated balance sheet. Market values are generally determined by real estate brokers and/or management’s judgment.

Capitalized computer software is depreciated on the straight-line method over the estimated service lives, which range from three to ten years. The Company’s cost capitalization policy with respect to computer software complies with the American Institute of Certified Public Accountants’ Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The installation of an enterprise information system was completed in September 2004. Preliminary project stage costs were expensed as incurred in

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE A – ACCOUNTING POLICIES (continued)

fiscal years 2002 and 2003. Software acquisition costs, installation, configuration, implementation and testing costs were capitalized during the application development stage. The capitalization of the project included interest costs together with payroll and payroll related costs for certain employees who worked on the implementation. Capitalized interest for fiscal years 2005 and 2004 was $15,000 and $95,000, respectively. The capitalized payroll and payroll related costs for fiscal years 2005 and 2004 were $96,000 and $518,000 respectively. Net of accumulated depreciation and amortization, the capitalized cost of the enterprise information system was $3,909,000 and $4,608,000, respectively, as of May 30, 2006 and May 29, 2005.

Impairment of Assets

Under Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” management considers a history of cash flow losses on a restaurant-by-restaurant basis to be the primary indicator of potential impairment. Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or the Company’s past experience in disposing of unprofitable restaurant properties.

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

SFAS 13 also requires rent to be recognized during that part of the lease term when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while the restaurant is being constructed on leased land. The Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” on October 6, 2005. This FSP requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The capitalization of such “rent holidays” had to cease upon application of the FSP to the first reporting period beginning after December 15, 2005. Earlier adoption being permitted, the Company elected to cease capitalizing “rent holidays” effective with the fiscal quarter that began September 19, 2005.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE A – ACCOUNTING POLICIES (continued)

Statement of Financial Accounting Standards No. 143 (SFAS 143) “Accounting for Asset Retirement Obligations” is applicable to legal obligations associated with the retirement of certain tangible long-lived assets. Its application has not materially impacted the Company’s financial statements in any of the periods presented. FASB interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), was issued to clarify that conditional obligations meet the definition of an asset retirement obligation under SFAS 143 and therefore should be recognized now if fair value is reasonably estimable. The Company adopted FIN 47 in the fourth quarter of fiscal 2006. Its adoption had no material impact on the Company’s financial statements.

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of May 30, 2006 and May 29, 2005, the carrying amount of goodwill acquired in prior years was $741,000.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, which approximates $91,000 per year in each of the next five years for the 34 Golden Corral restaurants that were in operation as of May 30, 2006. Amortization for fiscal years 2006, 2005 and 2004 was $91,000, $75,000 and $61,000, respectively. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	2006	2005
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,360	$1,200
Less accumulated amortization	(336)	(249)

Carrying amount of Golden Corral initial franchise fees subject to amortization	1,024	951

Current portion of Golden Corral initial franchise fees subject to amortization	(91)	(83)
Golden Corral fees not yet subject to amortization	305	365
Other	146	168

Total other intangible assets	$1,384	$1,401

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

Three years ended May 30, 2006

NOTE A – ACCOUNTING POLICIES (continued)

non-refundable, ordinarily upon the execution of the license agreement, in consideration of the Company’s services to that time.

Revenue from the sale of gift cards and gift certificates is deferred for recognition until redeemed by the customer, as service fees are assessed or the card otherwise expires. Except where prohibited by law, recognition of previously deferred revenue from gift cards and certificates also occurs when the probability is remote that customers will demand full performance.

Advertising

Advertising costs are charged to expense as incurred. Advertising expense for fiscal years 2006, 2005 and 2004 was $6,740,000, $6,443,000 and $6,065,000, respectively.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred:

	2006	2005	2004
	(in thousands)
Golden Corral	$1,124	$1,222	$1,412
Big Boy	291	265	368

	$1,415	$1,487	$1,780

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

The executive officers and certain other “highly compensated employees” (HCE’s) are disqualified from participation in the Company’s 401(k) savings plan (the salaried plan – ten percent matching employer cash contribution with immediate vesting). A non-qualified savings plan—Frisch’s Executive Savings Plan (FESP) - provides a means by which the HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s salary into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first ten percent of salary deferred at a rate of ten percent for deferrals into mutual funds, while a fifteen percent match is added to deferrals into common stock. Although the Company owns the mutual funds until the retirement of the participants, the funds are invested at the direction of the participants. The common stock is a “phantom investment,” which may be paid in actual shares or in cash upon retirement of the participants. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the balance sheet.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE A – ACCOUNTING POLICIES (continued)

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

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Claims experience has historically been reviewed each quarter, with a more comprehensive review being performed during the first quarter of each fiscal year. The annual review would typically result in adjustments to the self-insurance liabilities to more closely match claims experience. Active claims management and post accident drug testing in recent years have effected vast improvements in claims experience. As a result, management determined that a comprehensive review should be performed every quarter and that adjustments to the self-insurance liabilities should be recorded as needed based on claims experience, beginning with the third quarter of fiscal year 2005. Below is a summary of adjustments to lower self-insured liabilities:

2006	2005	2004
(in thousands)
$931	$1,044	$710

A lower rate was used to accrue the initial self-insurance liabilities in fiscal year 2006, which should reduce the size of future quarterly adjustments.

Fair Value of Financial Instruments

With the exception of long-term debt (see Note B – Long-Term Debt), the carrying values of the Company’s financial instruments approximate fair value.

Income Taxes

Taxes are provided on all items included in the consolidated statement of earnings regardless of when such items are reported for tax purposes (see Note D – Income Taxes and Note I – Life Insurance Benefit).

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” No stock based employee compensation cost is included in net income, as all options granted during the fiscal years 2006, 2005 and 2004 had an exercise price equal to the market value of the stock on the date

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE A – ACCOUNTING POLICIES (continued)

of the grant. In accordance with Statement of Financial Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure,” the following table presents the effect on net income and earnings per share had the Company accounted for stock options using the fair value recognition provisions of SFAS 123:

	2006	2005	2004
	(in thousands, except per share data)
Net earnings, as reported	$9,160	$14,741	$10,690
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants (a), net of tax effects	285	368	251

Pro forma net earnings	$8,875	$14,373	$10,439

Earnings per share
Basic – as reported	$1.81	$2.92	$2.14
Basic – pro forma	$1.75	$2.85	$2.09

Diluted – as reported	$1.78	$2.86	$2.08
Diluted – pro forma	$1.72	$2.79	$2.03

(a)	For a summary of options granted, refer to the stock option section of Note E – Capital Stock.

The estimated total stock-based employee compensation expense was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Dividend yield	1.80%	1.61%	1.87%
Expected volatility	26%	29%	27%
Risk free interest rate	3.87%	3.82%	2.57%
Expected lives	5 years	5 years	5 years
Weighted average fair value of options granted	$6.19	$8.13	$4.32

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” The revised SFAS 123 (SFAS 123(R)), “Share-Based Payment,” supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the fair value of stock options issued to be expensed. It is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which will be the Company’s fiscal year 2007 that began May 31, 2006.

In response to the adoption of SFAS 123 (R), the Board of Directors voted in June 2006 to amend the employment contract of the President and Chief Executive Officer (CEO) to delete the incentive for annual awards of stock options to be granted when certain levels of pretax earnings are achieved. In addition, stock options granted in June 2006 to certain key employees, as approved by the Compensation Committee of the Board of Directors, were reduced by one-half of the level granted during each of the previous two years. In earlier action, the Board of

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE A – ACCOUNTING POLICIES (continued)

Directors approved a measure to increase the automatic annual granting of stock options to non-employee members of the Board of Directors from 1,000 to 3,000 shares (effective October 2006). As a result, the amount of stock options expected to be granted in fiscal year 2007 is currently estimated at 45,250 shares. Stock options granted in fiscal years 2006 and 2005 amounted to 77,500 and 81,000, shares respectively.

SFAS 123(R) applies to all awards granted after the effective date. In addition, since the Company used the prospective transition method in adopting SFAS 123(R), compensation expense will also be recognized for the portion of outstanding awards granted prior to the date of adoption as the future requisite service periods are rendered. The compensation expense will be based on the fair value of those awards as calculated under the original provisions under SFAS 123 and the SFAS 148 pro forma disclosures. Under the prospective transition method, results from prior periods will not be retroactively adjusted.

The Company currently estimates the impact of adopting SFAS 123(R) in fiscal 2007 will result in pretax expense approximating $350,000, or $230,000 net of tax.

Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs,” clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for inventory costs incurred during fiscal years that begin after June 15, 2005. Its adoption on May 31, 2006 had no material impact on the Company’s earnings.

Statement of Accounting Standards No. 154 (SFAS 154) “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued in May 2005, effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of SFAS 154 for any accounting changes or error corrections that may occur in fiscal year 2007 and thereafter.

The Company reviewed all significant newly issued accounting pronouncements, including the following Statements of Financial Accounting Standards: No. 152, “Accounting for Real Estate Time Sharing Transactions;” No. 153, “Exchanges of Nonmonetary Assets;” No. 155, “Accounting for Certain Hybrid Financial Statements – an Amendment of FASB Statements No. 133 and 140” and No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140” and concluded that they are either not applicable to the Company’s business or that no material impact is anticipated on the financial statements as a result of future adoption.

NOTE B—LONG-TERM DEBT

	2006		2005
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$—	$—	$2,000
Term Loans	8,926	27,992	7,598	24,570
Revolving Credit Loan	—	—	—	—
Bullet Loan	—	3,000	—	3,000

	$8,926	$30,992	$7,598	$29,570

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE B - LONG-TERM DEBT (continued)

The portion payable after one year matures as follows:

	2006	2005
	(in thousands)
Period ending in 2007	$—	$9,363
2008	11,390	9,726
2009	6,937	5,161
2010	4,673	2,780
2011	4,076	2,058
2012	2,633	482
Subsequent to 2012	1,283	—

	$30,992	$29,570

On September 27, 2005, the Company amended and restated all of its loan agreements with its lender. The Construction Draw Facility (the Facility), an unsecured draw credit line intended to finance new restaurant construction, was amended to increase the maximum that may be borrowed from $61,500,000 to $76,500,000. As $57,500,000 had already been cumulatively drawn as of September 27, 2005, the amount available to be borrowed was effectively increased from $4,000,000 to $19,000,000. The expiration for borrowing under the Facility was extended from September 1, 2006 to September 1, 2008.

The Facility is subject to a .25 percent unused commitment fee. As of May 30, 2006, $11,000,000 was unused and available to be borrowed. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

As of May 30, 2006, all amounts borrowed under the Facility had been converted to Term Loans (original notes totaling $65,500,000), including a $2,000,000 note that matured in May 2006. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.10 percent, and are being repaid in 84 equal monthly installments of principal and interest aggregating $943,000, expiring in various periods that range from December 2006 through May 2013. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. Any outstanding Construction Phase Loan that has not been converted into a Term Loan shall mature and be payable in full on September 1, 2008, unless extended.

The Bullet Loan bears interest at a fixed rate of 5.57 percent. It matures and is payable in one installment on December 31, 2007. On September 27, 2005, four of six mortgages that had been held as collateral for the Bullet Loan were released pursuant to the amended and restated loan agreements. The approximate book value of the real property secured by the remaining two mortgages is $4,239,000 as of May 30, 2006.

The Revolving Credit Loan is an unsecured line of credit that allows for borrowing of up to $5,000,000 to fund temporary working capital needs. The loan, none of which was outstanding as of May 30, 2006, is subject to a 30 consecutive day out-of-debt period each year. The amended and restated loan agreements extended its maturity from September 1, 2006 to September 1, 2008. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a .25 percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE B – LONG-TERM DEBT (continued)

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of May 30, 2006. Compensating balances are not required by any of these loan agreements.

The fair values of any outstanding balances in the Construction Phase of the Construction Draw Facility or the Revolving Credit Loan approximate carrying value as of May 30, 2006 and May 29, 2005, as the provisions of the loan agreements call for variable rated interest. The fair value of the Bullet Loan also approximates fair value. The fair values of the fixed rate Term Loans shown in the following table are based on fixed rates that would be available for loans with identical terms and maturities, if borrowed at May 30, 2006 and May 29, 2005.

	2006		2005
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Construction Draw Facility
Term Loans	36,918	36,173	32,168	31,715

NOTE C—LEASED PROPERTY

The Company’s policy is to own its restaurant properties whenever possible, however, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of May 30, 2006, 32 restaurants were in operation on non-owned premises, consisting of six capital leases, 22 operating leases and four month-to-month arrangements. Eight of the 22 operating leases are ground leases for Golden Corral restaurants. All of the other 24 non-owned properties are used for Big Boy operations.

Three of the month-to-month rentals (all of which were previously classified as capitalized leases) are for restaurant facilities that reached their normal lease expiration during fiscal year 2006 which are continuing to be occupied pending the execution of the Company’s right to purchase the facilities from the landlord. The purchase price for the acquisition of these three properties has yet to be determined, but is not expected to exceed $3,000,000. The other month-to-month arrangement resulted from the early termination of a capitalized lease pursuant to an eminent domain proceeding. The property will be vacated in August 2006, when its replacement will open on a new site that is occupied pursuant to a ground lease. Office space is occupied under an operating lease that expires during fiscal year 2013, with renewal options available through fiscal year 2023. Delivery equipment is also held under capitalized leases expiring during various periods through fiscal year 2013.

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	2006	2005
	(in thousands)
Restaurant facilities	$3,942	$5,967
Equipment	1,315	1,165

	5,257	7,132
Less accumulated amortization	(3,977)	(5,841)

	$1,280	$1,291

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE C - LEASED PROPERTY (continued)

The Company undertook a comprehensive review of its accounting for operating leases during fiscal year 2005. The review determined that the Company had erred by not accounting for escalating rental payments on a straight-line basis over the terms of the applicable leases, including option periods considered to be part of the lease term under SFAS 13, as amended. In addition, rent had not been recognized for “rent holiday” periods that often occur during construction of buildings on leased land, when no rent is payable. As a result, the Company determined that its balance sheet had a $615,000 understatement for accrued rent, comprised of $433,000 of under accrued escalating rental payments and $182,000 for “rent holidays.” The impact on the Company’s financial statements was evaluated and it was determined that the errors were not material to any of the applicable prior periods. Thus, $433,000 was charged against earnings ($293,000 after tax) for the under accrued escalating rentals and $182,000 for under accrued “rent holidays” was capitalized (see Leases in Note A – Accounting Policies).

Rent expense under operating leases consists of:

	2006	2005	2004
	(in thousands)
Minimum rentals	$2,040	$1,565	$1,423
Contingent payments	51	55	47
Cumulative rent adjustment (discussed above)	—	433	—

	$2,091	$2,053	$1,470

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Fiscal year ending in:	Capitalized leases	Operating leases
	(in thousands)
2007	$661	$1,738
2008	2,585	1,915
2009	243	1,867
2010	221	1,678
2011	205	1,482
2012 to 2025	115	17,841

Total	4,030	$26,521

Amount representing interest	(516)

Present value of obligations	3,514
Portion due within one-year	(388)

Long-term obligations	$3,126

Not included in the above table is a contingent liability for the performance of a ground lease that has been assigned to third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE D – INCOME TAXES

The variations between the statutory Federal rate and the effective rate are summarized as follows:

	Percent of pretax earnings
	2006	2005	2004
Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(4.5)	(4.1)	(4.1)
State and municipal income taxes -
Current and deferred (net of
Federal tax benefit)	2.8	2.6	3.2
Life Insurance Benefit	—	(7.8)	—
Other	(.2)	.3	.2

Effective rate	32.1	25.0	33.3

The effective tax rate for 2005 would have been 32.3 percent without the advantage of the non taxable life insurance benefit.

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax asset (liability) were as follows:

	2006	2005
	(in thousands)
Deferred compensation	$894	$935
Compensated absences	807	808
Self insurance	751	932
Impairment of assets/property write-downs	111	130
Lease transactions	315	232
Other	180	15

Total deferred tax assets	3,058	3,052

Depreciation	(4,843)	(4,590)
Pension contributions	(1,376)	(1,838)
Other	(454)	(636)

Total deferred tax liabilities	(6,673)	(7,064)

Net deferred tax liability	$(3,615)	$(4,012)

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE E—CAPITAL STOCK

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

As of May 30, 2006, options to purchase 84,500 shares had been granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer (CEO). The Committee has determined that outstanding options belonging to the CEO vest six months from the date of the grant. The Committee has further determined that outstanding options granted to other key employees vest in three equal annual installments and that outstanding options granted to non-employee members of the Board of Directors vest one year from the date of the grant. As of May 30, 2006, 726,500 shares remain available to be optioned, including 11,000 shares granted that were subsequently forfeited, which are again available for grants in accordance with the “Re-use of Shares” provision of the Plan.

In June 2006, the Board of Directors voted to amend the employment contract of the CEO to delete the provision for annual awards of stock options to be granted when certain levels of pretax earnings are achieved. In its place, a new provision was added allowing additional annual contributions to be made to the trust established for the benefit of the CEO under the Company’s Nondeferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies and Note F – Pension Plans) when certain levels of pretax earnings are achieved.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE E - CAPITAL STOCK (continued)

No other awards—stock appreciation rights, restricted stock awards, unrestricted stock awards or performance awards—had been granted under the 2003 Stock Option and Incentive Plan as of May 30, 2006.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. As of May 30, 2006, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned to date, 339,488 remain outstanding as of May 30, 2006, 211,478 of which belong to the President and Chief Executive Officer.

All outstanding options under the 1993 Plan were granted at fair market value and expire 10 years from the date of grant. Outstanding options to the President and Chief Executive Officer generally vest in six months, while options granted to non-employee directors vest after one year. Outstanding options granted to other key employees vest in three equal annual installments.

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are as follows:

	2006		2005		2004
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share
Outstanding at beginning of year	376,577	$18.90	319,993	$15.97	321,665	$13.96
Granted during the year	77,500	$24.50	81,000	$29.37	91,000	$19.28
Exercised during the year	(16,754)	$18.10	(21,497)	$14.53	(78,082)	$11.73
Expired during the year	—	—	—	—	(14,090)	$14.38
Forfeited during the year	(24,335)	$25.78	(2,919)	$20.83	(500)	$17.17

Outstanding at end of year	412,988	$19.58	376,577	$18.90	319,993	$15.97

Exercisable at beginning of year	283,903	$17.04	227,314	$14.94	233,156	$13.21

Exercisable at end of year	329,986	$18.19	283,903	$17.04	227,317	$14.94

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE E - CAPITAL STOCK (continued)

Stock Options outstanding and exercisable as of May 30, 2006 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are as follows:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	72,229	$10.62	3.86 years
$13.01 to $18.00	58,085	$13.74	5.05 years
$18.01 to $24.20	157,674	$19.73	6.77 years
$24.21 to $30.13	125,000	$27.28	8.46 years

$ 8.31 to $30.13	412,988	$19.58	6.53 years

Exercisable:
$ 8.31 to $13.00	72,229	$10.62	—
$13.01 to $18.00	58,085	$13.74	—
$18.01 to $24.20	133,165	$19.39	—
$24.21 to $30.13	66,507	$27.88	—

$ 8.31 to $30.13	329,986	$18.19	—

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. Through April 30, 2006, (latest available data), 114,474 shares had been purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2006, the custodian held 36,090 shares on behalf of employees. Under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based payment” (see New Accounting Pronouncements in Note A – Accounting Policies), effective with the beginning of fiscal year 2007 the employee purchase discount described above will be charged to compensation cost, replacing the present treatment of charging the cost through additional paid in capital.

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Executive Savings Plan (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of May 30, 2006, 48,315 shares remained in the reserve, including 9,610 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of May 30, 2006, the Company’s treasury held 2,447,323 shares of the Company’s common stock. From September 1998 through January 2002, 1,135,286 shares of the Company’s common stock were repurchased at a cost of $12,162,000 pursuant to repurchase programs authorized by the Company’s Board of Directors. No shares were repurchased under the two-year authorization that expired October 7, 2004.

Most of the remaining shares held in the treasury were acquired in August 1997 pursuant to the terms of a modified “Dutch Auction” self-tender offer.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE E - CAPITAL STOCK (continued)

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
May 30, 2006	5,067,115	$1.81	93,148	5,160,263	$1.78
May 29, 2005	5,044,600	2.92	112,251	5,156,851	2.86
May 30, 2004	4,998,819	2.14	136,892	5,135,711	2.08

Stock options to purchase 143,000 and 80,000 shares respectively in the fiscal years ended May 30, 2006 and May 29, 2005 were excluded from the calculation of diluted EPS because the effect was anti-dilutive. There was no anti-dilutive effect for the year ended May 30, 2004.

NOTE F—PENSION PLANS

As discussed more fully under Benefit Plans in Note A – Accounting Policies, the Company sponsors two qualified defined benefit plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The Company does not sponsor post retirement health care benefits. All three retirement plans are summarized in the following tables that show change in benefit obligations, change in plan assets, reconciliation of funded status, amounts recognized in the Company’s balance sheet, net periodic pension cost components and weighted average assumptions.

	(in thousands)
Change in benefit obligation	2006	2005
Projected benefit obligation at beginning of year	$24,855	$21,357
Service cost	1,542	1,503
Interest cost	1,558	1,364
Actuarial loss (gain)	(779)	1,542
Benefits paid	(1,409)	(911)

Projected benefit obligation at end of year	$25,767	$24,855

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE F—PENSION PLANS (continued)

	(in thousands)
Change in the plans’ assets	2006	2005
Fair value of plan assets at beginning of year	$23,825	$21,655
Actual return on plan assets	1,480	1,434
Employer contributions (a)	1,003	1,829
Benefits paid, plus expenses	(1,572)	(1,093)

Fair value of plan assets at end of year	$24,736	$23,825

(a) Employer contributions shown for 2006 include $403,000 attributed to the previous plan year. Employer contributions shown for 2005 include $304,000 attributed to the previous plan year and do not include $403,000 that was contributed to the plans after May 29, 2005.

	(in thousands)
Reconciliation of funded status	2006	2005
Funded status	$(1,031)	$(1,030)
Unrecognized net actuarial loss	4,969	5,554
Unrecognized prior service cost	108	178

Net prepaid retirement plan cost recognized at end of year	$4,046	$4,702

	(in thousands)
Amounts recognized in the Company’s balance sheet	2006	2005
Prepaid benefit cost	$4,176	$4,805
Accrued benefit cost	(222)	(211)
Intangible asset	92	108

Net prepaid retirement plan cost recognized at end of year	$4,046	$4,702

	(in thousands)
Net periodic pension cost components	2006	2005	2004
Service cost	$1,542	$1,503	$1,426
Interest cost	1,558	1,364	1,250
Expected return on plan assets	(1,964)	(1,863)	(1,580)
Amortization of prior service cost	70	70	70
Recognized net actuarial loss	456	600	623

Net periodic pension cost	$1,662	$1,674	$1,789

The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets are summarized for all three retirement plans in the following table:

	(in thousands)
	2006	2005
Projected benefit obligation at end of year	$25,767	$24,855
Accumulated benefit obligation at end of year	21,905	20,304
Fair value of plan assets at end of year	24,736	23,825

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE F - PENSION PLANS (continued)

Weighted average assumptions	2006	2005	2004
Discount rate - net periodic pension cost	6.00%	6.50%	6.50%
Discount rate - projected benefit obligation	6.25%	6.00%	6.50%
Rate of compensation increase - net periodic pension cost	4.50%	5.00%	5.00%
Rate of compensation increase - projected benefit obligation	4.50%	4.50%	5.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

The Company determines its discount rate by looking at the plans’ projected benefit payments in the future and matching those to spot rates based on yields of high-grade corporate bonds. A single discount rate is chosen, rounded to the nearest 25 basis points, that produces the same present value as the various spot rates.

To determine the expected return on plan assets, the Company looks at the target asset allocation of the plans’ trust and determines the expected return on each asset class. The expected returns for each asset class are combined and rounded to the nearest 25 basis points to determine the overall expected return on assets. The expected rate of return will be lowered to 8.0 percent for fiscal year 2007.

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

Target and actual pension plan assets are summarized as follows:

	Target	Actual Allocations
Asset Category		2006	2005
Equity securities	70%	71%	68%
Fixed income	25%	29%	31%
Cash equivalents	5%	1%	1%

Total	100%	100%	100%

The Company anticipates making contributions to the two qualified defined benefit plans equal to the minimum required for the plans’ year ending May 31, 2007, currently estimated at $1,000,000. Contributions to the SERP are made as participants retire in the amount of the participants’ actual benefit payment.

The following estimated future benefit payments for all three plans, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(in thousands)
2007	$1,672
2008	936
2009	1,137
2010	1,661
2011	1,668
2012-2016	10,091

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE F - PENSION PLANS (continued)

Compensation expense (not included in the above tables) relating to the Nondeferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) is equal to the amounts contributed to the Plan—$367,000 in fiscal year 2006, $521,000 in fiscal year 2005 and $489,000 in fiscal year 2004.

In addition, in June 2006, the Board of Directors voted to amend the employment contract of the President and Chief Executive Officer (CEO) to delete the provision for annual awards of stock options to be granted when certain levels of pretax earnings are achieved. In its place, a new incentive was added allowing additional annual contributions to be made to the trust established for the benefit of the CEO under the Company’s Nondeferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) when certain levels of pretax earnings are achieved. Based accordingly on the Company’s pretax earnings, $46,000 is included in the CEO’s incentive compensation for the fiscal year ended May 30, 2006.

The Company also sponsors two 401(k) plans and a non-qualified Executive Savings Plan for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In fiscal years 2006, 2005 and 2004, matching contributions to the 401(k) plans amounted to $156,000, $163,000 and $157,000, respectively, while matching contributions to the Executive Savings Plan were $23,000, $20,000 and $15,000, respectively over the same fiscal years.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE G – SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	2006	2005	2004
	(in thousands)
Sales
Big Boy	$187,093	$185,377	$178,353
Golden Corral	103,875	93,870	81,348

	$290,968	$279,247	$259,701

Earnings before income taxes
Big Boy	$22,595	$21,532	$21,329
Opening expense	(291)	(265)	(368)

Total Big Boy	22,304	21,267	20,961

Golden Corral	507	4,037	4,375
Opening expense	(1,124)	(1,222)	(1,412)

Total Golden Corral	(617)	2,815	2,963

Total restaurant level profit	21,687	24,082	23,924

Administrative expense	(7,237)	(7,486)	(6,687)
Franchise fees and other revenue	1,250	1,352	1,222
Gains on asset sales	568	87	41

Operating Profit	16,268	18,035	18,500

Interest expense	(2,771)	(2,820)	(2,475)
Life insurance benefit	—	4,440	—

Total other (expense) income	(2,771)	1,620	(2,475)

	$13,497	$19,655	$16,025

Depreciation and amortization
Big Boy	$7,743	$7,514	$7,206
Golden Corral	5,382	4,602	3,761

	$13,125	$12,116	$10,967

Capital expenditures
Big Boy	$11,558	$9,676	$12,146
Golden Corral	7,538	14,447	17,880

	$19,096	$24,123	$30,026

Identifiable assets
Big Boy	$87,709	$84,943	$86,269
Golden Corral	87,574	82,523	72,168

	$175,283	$167,466	$158,437

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

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

A group of current and former employees of one of the Company’s Golden Corral restaurants filed a collective action against the Company in December 2003 alleging multiple violations of the Fair Labor Standards Act. Settlements with most of the original nineteen claimants were reached in August 2004. The remaining “hold-out” claimants reached a settlement agreement with the Company in November 2005 that dismissed the case in U. S. District Court and submitted the matter to arbitration. The settlement contained a provision that all current and former employees of the restaurant would be class members eligible to participate in the arbitration. By June 2006, all of the 35 opt-ins had accepted the Company’s settlement offers. The dispute with the original “hold out” claimants will now likely proceed to arbitration. While it is not possible to ascertain the ultimate legal and financial liability of the Company with respect to this matter, the Company has set aside a reserve that it believes is a reasonable estimate for the probable resolution of the matter.

The Company is also subject to various claims in the ordinary course of business. The Company does not currently believe that any ultimate liability for such claims will have a material impact on its earnings, cash flows or financial position.

Other Contingencies

The Company is contingently liable for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

As of May 30, 2006, the Company has two outstanding letters of credit totaling $164,000 in support of its self-insurance program. (See Self Insurance in Note A – Accounting Policies.) The Company also has an outstanding letter of credit for $162,000 that supports an environmental remediation plan for the restoration of certain land that the Company no longer owns, which was contaminated by a previous owner who can not be located. There are no other outstanding letters of credit issued by the Company.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 30, 2006

NOTE I – LIFE INSURANCE BENEFIT

The Company owned a number of life insurance policies on the Chairman of the Board of Directors (formerly President and Chief Executive Officer of the Company), who died on February 2, 2005. As the primary beneficiary of the policies, the Company filed claims for death benefits aggregating $9,659,000. Estimates of the cash surrender value of the policies totaling $4,719,000 had previously been recorded in the balance sheet as “Net cash surrender value - life insurance policies.” The excess of the proceeds over the cash surrender value amounted to $4,440,000, which was net of $500,000 that was due to another beneficiary (See Note J – Related Party Transactions), was credited to earnings as a non-taxable benefit during the third quarter of fiscal year 2005. All of the death benefit proceeds were collected in full during the fourth quarter of fiscal year 2005.

NOTE J - RELATED PARTY TRANSACTIONS

The Chief Executive Officer of the Company, who is also a director of the Company, owns a Big Boy licensed restaurant. A Big Boy licensed restaurant is owned by certain family members of another director of the Company and a Big Boy licensed restaurant is owned by certain children of such other director, one of whom is also an officer and director of the Company. These three restaurants pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these restaurants amounted to $4,947,000, $4,896,000 and $4,459,000 respectively, in fiscal years 2006, 2005 and 2004. The amount owed to the Company from these restaurants was $121,000 and $106,000 respectively, as of May 30, 2006 and May 29, 2005. Amounts due are always settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

One of the life insurance policies that the Company owned on the former Chairman of the Board (see Note I – Life Insurance Benefit) was a split dollar policy that provided for the sum of $500,000 to be paid to the Chairman’s widow, who is a director of the Company.

The former Chairman of the Board had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050. Monthly payments of $17,838 to the former Chairman’s widow, a director of the Company, commenced on March 1, 2005. On March 1, 2006, the payment increased to $217,692 ($18,141 per month) in accordance with provisions in the agreement to adjust the payment annually to reflect 50 percent of the annual percentage change in the Consumer Price Index. The present value of the long-term portion of the obligation approximating $1,422,000 is reflected in the balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $129,000 is included in current liabilities.

QUARTERLY RESULTS (UNAUDITED)

QUARTERLY EARNINGS

	Year Ended May 30, 2006				Year Ended May 29, 2005
	(in thousands, except per share data)				(in thousands, except per share data)
	Sales	Operating profit	Net earnings	Diluted net earnings per share	Sales	Operating profit	Net earnings	Diluted net earnings per share
1st Quarter	$86,533	$4,781	$2,602	$.50	$84,062	$5,284	$2,956	$.57
2nd Quarter	66,953	3,149	1,683.33		66,747	5,129	2,786.54
3rd Quarter	67,260	4,009	2,206.43		62,799	3,274	6,185	1.20
4th Quarter	70,222	4,329	2,669.52		65,639	4,348	2,814.55

Total	$290,968	$16,268	$9,160	$1.78	$279,247	$18,035	$14,741	$2.86

The first quarter of each year contained sixteen weeks, while the last three quarters each contained twelve weeks.

The fourth quarter of fiscal 2006 contained two additional days.

Net earnings for the third quarter of fiscal 2005 included a non taxable life insurance benefit of $4,400,000.

Favorable adjustments resulting from lower than anticipated claims in the Company’s self insured casualty insurance program were included in net earnings as shown below:

	2006	2005
1st Quarter	$255,000	$415,000
2nd Quarter	12,000	—
3rd Quarter	160,000	236,000
4th Quarter	214,000	55,000

Total	$641,000	$706,000

The fourth quarters of fiscal 2006 and fiscal 2005 include credits to income tax expense of $190,000 and $310,000 respectively, to reflect the actual effective tax rate for the years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements with accountants on any accounting or financial disclosure or auditing scope or procedure occurred during the fiscal year ended May 30, 2006.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 30, 2006, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s annual report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act rules 240.13a-15 or 240.15d-15) during the fourth quarter ended May 30, 2006 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

No reportable information under this item.

PART III

(Items 10 through 13)

Item 10. Directors and Executive Officers of the Registrant

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. The Code of Ethics is available on the Company’s web site www.ir.frischs.com in the “Investor Relations” section under “Corporate Governance.” To receive a copy of the Code of Ethics at no cost, contact Donald H. Walker, Chief Financial Officer, Frisch’s Restaurants, Inc. 2800 Gilbert Avenue, Cincinnati, Ohio 45206 – 1206. Email requests may be made to cfo@frischs.com. Also, any amendments to or waiver from the Code of Ethics will be disclosed on the Company’s web site within five business days following the date of amendment or waiver.

All other information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2006 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2006 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item not otherwise disclosed below is incorporated by reference to the Registrant’s definitive proxy statement for the 2006 Annual Meeting of Shareholders.

Equity Compensation Plan Information

as of May 30, 2006

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1993 Stock Option Plan	339,488	$18.49	6,204
2003 Stock Option and Incentive Plan	73,500	$24.59	726,500

Total	412,988	$19.58	732,704
Equity compensation plans not approved by security holders:
Executive Savings Plan (1)			48,315
Senior Executive Bonus Plan (2)
CEO Employment Agreement (3)
Total	412,988	$19.58	781,019

(1)	Frisch’s Executive Savings Plan

The Frisch’s Executive Savings Plan (FESP) was established in November 1993, to provide a means for certain management employees who are disqualified from participating in the Frisch’s Employee 401(k) Savings Plan, to participate in a similarly designed non-qualified plan. Under the FESP, an eligible employee may choose to defer up to 25 percent of his or her salary which may be invested in mutual funds or in Common Stock of the Company. For employees who choose to invest in the Company’s Common Stock, the Company adds a fifteen percent matching contribution of Common Stock to the employee’s account, but only on the first ten percent of salary deferred. Upon an employee’s retirement, the Company has the option to issue to the employee the shares of Common Stock allocated to that employee or to pay to the employee the fair market value of the Common Stock allocated to him or her in cash. A total of 58,492 shares of Common Stock were reserved for issuance under the FESP when it was established in 1993. As of May 30, 2006, 10,177 shares had been cumulatively redeemed by participants, reducing the remaining shares in the reserve to 48,315. The reserve balance of 48,315 shares contains 9,610 shares (including 2,141 shares allocated during the year ended May 30, 2006) that have been allocated but not issued to active plan participants.

(2) Senior Executive Bonus Plan

Under the Company’s Senior Executive Bonus Plan effective June 2, 2003, certain executive officers and other key employees are entitled to earn annual bonuses of up to 40 percent of their annual salary. Each employee’s bonus is determined by a formula that takes into account (1) the extent to which the individual’s performance goals established prior to the beginning of the fiscal year are met, and (2) the Company’s pre-tax consolidated earnings for the fiscal year, as a percentage of total revenue (adjusted to exclude certain revenue, if any, not related to the Company’s food service operations). No incentive bonus is paid to any eligible employees unless pre-tax consolidated earnings of the Company are at least four percent of revenues. In order to receive the maximum bonus permissible under the plan, an employee must fully meet his or her individual performance goals and pre-tax consolidated earnings of the Company must equal or exceed seven percent of revenues. Of the total bonus earned by each employee, ten percent is paid in shares of the Company’s Common Stock and the remainder is paid in cash. For the fiscal year ended May 30, 2006, 327 shares of Common Stock were issued to employees pursuant to the plan. If all eligible employees under the Senior Executive Bonus Plan had earned their maximum bonus during the year ended May 30, 2006, a total of 1,791 shares of Common Stock would have been issued.

(3) CEO Employment Agreement

During the fiscal year ended May 30, 2006, Craig F. Maier, President and Chief Executive Officer, was employed by the Company pursuant to a three-year employment agreement effective June 2, 2003. The agreement provides that the Company will pay Mr. Maier incentive compensation for each fiscal year that the Company’s pre-tax earnings (before deducting his incentive compensation) equal or exceed four percent of the Company’s total revenue. The incentive compensation will be equal to (a) one and one half percent of the Company’s pre-tax earnings if in such year pre-tax earnings equal or exceed four percent (but are less than five percent) of the Company’s total revenue, and (b) an additional one percent of the Company’s pre-tax earnings if in such year the Company’s pre-tax earnings equal or exceed five percent of the Company’s total revenue. However, the incentive compensation will be reduced to the extent that the payment of the incentive compensation would reduce the Company’s pre-tax earnings to below four percent of the Company’s total revenue. Incentive compensation is paid 90 percent in cash and ten percent in Common Stock. For the fiscal year ended May 30, 2006, 898 shares of common stock were issued to Mr. Maier pursuant to the agreement.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2006 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2006 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a). List of documents filed as part of this report.

1. Financial Statements

The following consolidated financial statements of the Registrant are contained in Part II, Item 8 of this Form 10-K.

Consolidated Balance Sheet – May 30, 2006 and May 29, 2005

Consolidated Statement of Earnings – Three fiscal years ended May 30, 2006

Consolidated Statement of Cash Flows – Three fiscal years ended May 30, 2006

Consolidated Statement of Shareholders’ Equity – Three fiscal years ended May 30, 2006

Notes to Consolidated Financial Statements – Three fiscal years ended May 30, 2006

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

3. Exhibits

3 (i) Third Amended Articles of Incorporation, filed as Exhibit (3) (a) to the Registrant’s Form 10-K Annual Report for 1993, is incorporated herein by reference.

3 (ii) (a) Code of Regulations, filed as Exhibit (3) (a) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, is incorporated herein by reference.

3 (ii) (b) Amendments to the Code of Regulations adopted October 1, 1984, filed as Exhibit (3) (b) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, is incorporated herein by reference.

3 (ii) (c) Amendments to the Code of Regulations adopted October 24, 1996, filed as Exhibit (3) (c) to the Registrant’s Form 10-Q Quarterly Report for December 15, 1996, is incorporated herein by reference.

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

10 (c) 1) First Amended and Restated Loan Agreement (Golden Corral Construction Facility) and Exhibit 10 (c) 2) Second Amended and Restated Loan Agreement (Revolving and Bullet Loans)

between the Registrant and US Bank NA effective October 15, 2004, filed as exhibits 10 (c) 1 and 10 (c) 2 to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, are incorporated herein by reference.

10 (d) 1) Amendment No. 1 to First Amended and Restated Loan Agreement (Golden Corral Construction Facility and Exhibit 10 (d) 2) Amendment No. 1 to Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective September 27, 2005, filed as Exhibits 10 (d) 1) and 10 (d) 2) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, are incorporated herein by reference.

10 (e) Area Development Agreement, Termination Agreement and Addendum effective July 20, 2004 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit (10) (f) to the Registrant’s Form 10-K Annual Report for 2004, is incorporated herein by reference.

10 (f) Employment Agreement between the Registrant and Craig F. Maier effective June 2, 2003, filed as Exhibit 10 (h) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (g) Employment Agreement between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 14, 2006, is incorporated herein by reference. *

10 (h) First Amendment to the Employment Agreement (see Exhibit 10 (g) above) between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (i) Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (j) Second Amendment to the Frisch’s Executive Savings Plan effective July 28, 2004, filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference. *

10 (k) Third Amendment to the Frisch’s Executive Savings Plan effective June 7, 2005, filed as Exhibit 10 (j) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (l) Fourth Amendment to the Frisch’s Executive Savings Plan effective August 30, 2005, filed as Exhibit 10 (k) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (m) Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (n) Amendment No. 1 to Frisch’s Executive Retirement Plan effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (o) 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10 (p) Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock option and Incentive Plan, filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference. *

10 (q) Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (r) Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (s) Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10 (t) First Amendment to Change of Control Agreement (see Exhibit 10 (s) above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10 (u) Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Wm. Matthew Carpenter, W. Gary King, Karen F. Maier, Ken C. Hull, Michael E. Conner and certain other “highly compensated employees” (Grantors). *

10 (v) First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000, filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (w) Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

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

FRISCH’S RESTAURANTS, INC.
(Registrant)

By	/s/ Donald H. Walker	07/24/06
	Donald H. Walker	Date
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
Chairman of the Board
/s/ Daniel W. Geeding	Director	8/1/2006
Daniel W. Geeding

President and Chief Executive Officer
/s/ Craig F. Maier	Director	7/26/2006
Craig F. Maier

/s/ Dale P. Brown	Director	7/26/2006
Dale P. Brown

/s/ RJ Dourney	Director	8/1/2006
RJ Dourney

/s/ Lorrence T. Kellar	Director	7/27/2006
Lorrence T. Kellar

/s/ Blanche F. Maier	Director	7/24/2006
Blanche F. Maier

/s/ Karen F. Maier	Director	7/25/2006
Karen F. Maier

/s/ Jerome P. Montopoli	Director	7/28/2006
Jerome P. Montopoli

/s/ William J. Reik, Jr.	Director	8/1/2006
William J. Reik, Jr.