Form 10-Q
period 2006-09-19
FRISCHS RESTAURANTS INC
filed 2006-10-26
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR QUARTER ENDED SEPTEMBER 19, 2006

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

The total number of shares outstanding of the issuer’s no par common stock, as of September 22, 2006 was: 5,078,501

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Sixteen Weeks Ended
	September 19, 2006	September 18, 2005
Sales	$88,248,425	$86,532,775

Cost of sales
Food and paper	31,005,105	30,104,265
Payroll and related	29,080,785	28,552,186
Other operating costs	20,031,863	18,886,479

	80,117,753	77,542,930

Gross profit	8,130,672	8,989,845

Administrative and advertising	4,262,922	4,581,071
Franchise fees and other revenue	(393,861)	(372,343)

Operating profit	4,261,611	4,781,117

Interest expense	818,411	782,086

Earnings before income taxes	3,443,200	3,999,031

Income taxes	1,171,000	1,397,000

Net Earnings	$2,272,200	$2,602,031

Earnings per share (EPS) of common stock:

Basic net earnings per share	$.45	$.51

Diluted net earnings per share	$.44	$.50

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	September 19, 2006 (unaudited)	May 30, 2006
Current Assets
Cash	$323,800	$815,346
Trade and other receivables	1,377,278	1,538,024
Inventories	5,143,042	4,791,898
Prepaid expenses and sundry deposits	3,821,034	2,795,444
Prepaid and deferred income taxes	1,128,757	2,122,544

Total current assets	11,793,911	12,063,256

Property and Equipment
Land and improvements	61,205,464	60,691,775
Buildings	84,982,763	84,830,307
Equipment and fixtures	88,266,379	89,151,961
Leasehold improvements and buildings on leased land	29,640,233	28,171,132
Capitalized leases	5,257,019	5,257,019
Construction in progress	2,743,081	2,211,659

	272,094,939	270,313,853
Less accumulated depreciation and amortization	117,766,560	115,943,839

Net property and equipment	154,328,379	154,370,014

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,355,955	1,383,729
Investments in land	2,272,405	2,272,405
Property held for sale	805,784	805,784
Other	3,147,584	3,646,989

Total other assets	8,322,372	8,849,551

Total assets	$174,444,662	$175,282,821

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 19, 2006 (unaudited)	May 30, 2006
Current Liabilities
Long-term obligations due within one year
Long-term debt	$8,845,143	$8,926,194
Obligations under capitalized leases	381,575	388,222
Self insurance	872,861	856,962
Accounts payable	11,645,948	10,330,378
Accrued expenses	8,284,333	9,639,747
Income taxes	737,572	441,045

Total current liabilities	30,767,432	30,582,548

Long-Term Obligations
Long-term debt	29,055,198	30,991,636
Obligations under capitalized leases	3,028,376	3,125,742
Self insurance	1,518,651	1,549,499
Deferred income taxes	4,204,052	4,496,802
Deferred compensation and other	3,889,525	3,855,158

Total long-term obligations	41,695,802	44,018,837

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,524,599 and 7,521,930 shares - stated value - $1	7,524,599	7,521,930
Additional contributed capital	62,656,897	62,531,311

	70,181,496	70,053,241

Retained earnings	64,575,944	63,420,622

	134,757,440	133,473,863

Less cost of treasury stock (2,446,098 and 2,447,323 shares)	32,776,012	32,792,427

Total shareholders’ equity	101,981,428	100,681,436

Total liabilities and shareholders’ equity	$174,444,662	$175,282,821

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Sixteen weeks ended September 19, 2006 and September 18, 2005

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at May 29, 2005	$7,505,176	$62,226,047	$56,490,185	$(32,820,158)	$93,401,250
Net earnings for sixteen weeks	—	—	2,602,031	—	2,602,031
Stock options exercised - new shares issued	5,421	89,770	—	—	95,191
Tax benefit from stock options exercised	—	12,117	—	—	12,117
Treasury shares re-issued	—	24,098	—	27,731	51,829
Cash dividends - $.22 per share	—	—	(1,113,096)	—	(1,113,096)

Balance at September 18, 2005	7,510,597	62,352,032	57,979,120	(32,792,427)	95,049,322

Net earnings for thirty-six weeks, plus 2 days	—	—	6,557,734	—	6,557,734
Stock options exercised - new shares issued	11,333	196,650	—	—	207,983
Tax benefit from stock options exercised	—	21,971	—	—	21,971
Employee stock purchase plan	—	(39,342)	—	—	(39,342)
Cash dividends - $.22 per share	—	—	(1,116,232)	—	(1,116,232)

Balance at May 30, 2006	7,521,930	62,531,311	63,420,622	(32,792,427)	100,681,436
Net earnings for sixteen weeks	—	—	2,272,200	—	2,272,200
Stock options exercised - new shares issued	2,669	46,795	—	—	49,464
Excess tax benefit from stock - based compensation	—	4,235	—	—	4,235
Treasury shares re-issued	—	12,464	—	16,415	28,879
Stock based compensation expense	—	62,092	—	—	62,092
Cash dividends - $.22 per share	—	—	(1,116,878)	—	(1,116,878)

Balance at September 19, 2006	$7,524,599	$62,656,897	$64,575,944	$(32,776,012)	$101,981,428

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Sixteen weeks ended September 19, 2006 and September 18, 2005

(unaudited)

	September 19, 2006	September 18, 2005
Cash flows provided by (used in) operating activities:
Net earnings	$2,272,200	$2,602,031
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	4,077,173	3,847,077
Loss on disposition of assets, including abandonments	46,434	23,528
Stock based compensation expense	62,092	—

	6,457,899	6,472,636

Changes in assets and liabilities:
Accounts receivable	160,746	(263,707)
Inventories	(351,144)	312,845
Prepaid expenses and sundry deposits	(1,025,590)	(599,496)
Other assets	491,884	(250,734)
Prepaid, accrued and deferred income taxes	1,001,799	269,422
Excess tax benefit from stock based compensation	(4,235)	—
Tax benefit from stock options exercised	—	12,117
Accounts payable	756,936	2,077,988
Accrued expenses	(1,355,414)	80,015
Self insured obligations	(14,949)	(20,544)
Other liabilities	34,367	108,640

	(305,600)	1,726,546

Net cash provided by operating activities	6,152,299	8,199,182

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(4,086,972)	(8,073,197)
Proceeds from disposition of property	5,000	—
Change in other assets	35,294	(107,909)

Net cash (used in) investing activities	(4,046,678)	(8,181,106)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	1,000,000	3,000,000
Payment of long-term debt and capital lease obligations	(3,121,502)	(2,600,375)
Cash dividends paid	(558,243)	(556,136)
Proceeds from stock options exercised—new shares issued	49,464	95,191
Excess tax benefit from stock based compensation	4,235	—
Treasury shares re-issued	28,879	51,829

Net cash (used in) financing activities	(2,597,167)	(9,491)

Net (decrease) increase in cash and equivalents	(491,546)	8,585
Cash and equivalents at beginning of year	815,346	306,300

Cash and equivalents at end of quarter	$323,800	$314,885

Supplemental disclosures:
Interest paid	$907,367	$880,427
Income taxes paid	1,162,988	1,115,862
Income taxes refunded	993,787	401
Dividends declared but not paid	558,635	556,960

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2007, Ended September 19, 2006

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

Consolidation Practices

The accompanying unaudited consolidated financial statements include the accounts of Frisch’s Restaurants, Inc. and all of its subsidiaries, prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these interim financial statements include all adjustments (all of which were normal and recurring) necessary for a fair presentation of all periods presented.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Tuesday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, the additional week needed to make a 53 week year is added to the fourth quarter, resulting in a thirteen week fourth quarter. The next 53 week fiscal year will be for the year that will end on Tuesday, June 3, 2008, when an additional week will be added to the fourth quarter.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use estimates and assumptions to measure certain items that affect the amounts reported. These judgments are based on knowledge and experience about past and current events, and assumptions about future events. Although management believes its estimates are reasonable and adequate, future events affecting them may differ markedly from current judgment. Significant estimates and assumptions are used to measure self insurance liabilities, deferred executive compensation obligations, net periodic pension cost and future pension obligations, the carrying values of property held for sale and for long-lived assets including property and equipment, goodwill and other intangible assets.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Funds in transit from credit card processors are classified as cash. Outstanding checks in the amounts of $1,736,000 were included in accounts payable as of September 19, 2006.

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of September 19, 2006 and May 30, 2006. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Accounting for Rebates

Cash consideration received from certain food vendors is treated as a reduction of cost of sales and is recognized in the same period that the Company sells the food.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from ten to 25 years for new buildings or components thereof and five to ten years for equipment. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term as lease terms are defined in Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for the sixteen weeks ended September 19, 2006 and September 18, 2005 was $12,000 and $57,000, respectively. Property betterments are capitalized while the cost of maintenance and repairs is expensed as incurred.

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for one new Big Boy restaurant that was under construction as of September 19, 2006 totaled approximately $761,000. No new Golden Corral construction was in progress as of September 19, 2006. The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet. Pending agreements to acquire real property as of September 19, 2006 total $3,141,000, consisting of three Big Boy restaurant facilities that were acquired in fee shortly after September 19, 2006 pursuant to purchase option provisions in lease agreements, plus a fourth leased Big Boy restaurant facility to be acquired in fee before November 30, 2006.

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

Frisch’s Restaurants, Inc. and Subsidiaries

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

No impairment losses were recognized during either of the sixteen weeks ended September 19, 2006 or September 18, 2005.

Leases

Minimum scheduled lease payments on operating leases, including escalating rental payments, are recognized as rent expense on a straight-line basis over the term of the lease, including option periods considered to be part of the lease term, as defined by SFAS 13, as amended. Contingent rentals, typically based on a percentage of restaurant sales in excess of a fixed amount, are expensed as incurred. The Company does not typically receive leasehold incentives from landlords.

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

Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” is applicable to legal obligations associated with the retirement of certain tangible long-lived assets. Its application has not materially impacted the Company’s financial statements in any of the periods presented. FASB Interpretation No. 47, “Accounting for Conditional Asset Obligations” (FIN 47), was issued to clarify that conditional obligations meet the definition of an asset retirement obligation under SFAS 143 and therefore should be recognized currently if fair value is reasonably estimable. The Company adopted FIN 47 in the fourth quarter of fiscal 2006. Its adoption had no material impact on the Company’s financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of September 19, 2006 and May 30, 2006, the carrying amount of goodwill acquired in prior years was $741,000.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15 year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant. This equates to $91,000 per year in each of the next five years for the 34 Golden Corral restaurants in operation as of September 19, 2006. Amortization was $28,000 and $25,000 respectively, for the sixteen weeks ended September 19, 2006 and September 18, 2005. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	September 19, 2006	May 30, 2006
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,360	$1,360
Less accumulated amortization	(364)	(336)

Carrying amount of Golden Corral initial franchise fees subject to amortization	996	1,024
Current portion of Golden Corral initial franchise fees subject to amortization	(91)	(91)
Golden Corral fees not yet subject to amortization	305	305
Other intangible assets	146	146

Total other intangible assets	$1,356	$1,384

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to operations as incurred.

Revenue Recognition

Revenue from restaurant operations is recognized upon the sale of products as they are sold to customers. Revenue from the sale of commissary products to Big Boy restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on sales of Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, ordinarily upon the execution of the license agreement, in consideration of the Company’s services to that time.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Under the provisions of EITF Issue 06-3 (Emerging Issues Task Force of the Financial Accounting Standards Board), “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement,” the Company may either present sales in the consolidated statement of earnings on a gross (include tax collections in revenue and remittances in costs) or a net (exclude taxes from revenue and costs) basis. The Company’s policy is to report on a net basis, which excludes taxes from revenue and costs.

Revenue from the sale of gift cards is deferred for recognition until redeemed by the customer, as service fees are assessed or the card otherwise expires. Except where prohibited by law, recognition of previously deferred revenue from paper gift certificates (no longer issued by the Company) occurs when the probability is remote that customers will demand full performance.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred:

	Sixteen weeks ended
	September 19, 2006	September 18, 2005
	(in thousands)
Golden Corral	$—	$660
Big Boy	130	101

	$130	$761

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

The executive officers of the Company and certain other “highly compensated employees” (HCE’s) are disqualified from participation in the Company’s 401(k) savings plan (the salaried plan – ten percent matching employer cash contribution with immediate vesting). A non-qualified savings plan – Frisch’s Executive Savings Plan (FESP) – provides a means by which the HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s salary into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first ten percent of salary deferred at a rate of ten percent for deferrals into mutual funds, while a fifteen percent match is added to deferrals into common stock. Although the Company owns the mutual funds until the retirement of the participants, the funds are invested at the direction of the participants. The common stock is a “phantom investment,” which may be paid in actual shares or in cash upon retirement of the participants. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the consolidated balance sheet.

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

Prepaid pension benefit costs (see Note E – Pension Plans) and FESP assets are the principal components of “Other long-term assets” in the consolidated balance sheet. The current portion of prepaid pension benefit costs is included in “Prepaid expenses and sundry deposits” in the consolidated balance sheet.

Self-Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Active claims management and post accident drug testing in recent years has effected vast improvements in claims experience. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance liabilities as deemed appropriate based on claims experience. Self-insurance liabilities were lowered by $383,000 and $392,000 respectively, during the sixteen weeks ended September 19, 2006 and September 18, 2005.

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

New Accounting Pronouncement - Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (R), (SFAS 123 (R)), “Share-Based Payment” on May 31, 2006, using the modified prospective application transition method. SFAS 123(R) requires the fair value of stock options granted to be recognized as compensation cost in the consolidated statement of earnings, replacing the intrinsic value method of measuring compensation expense under which no share based compensation cost was required to be recognized in net earnings as long as options granted had an exercise price equal to the market value of the stock on the date of the grant. (See Share-Based Payment in Note D – Capital Stock.)

Other New Accounting Pronouncements

Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs,” clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for inventory costs incurred during fiscal years that begin after June 15, 2005. Its adoption on May 31, 2006 had no material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” is effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of SFAS 154 for any accounting changes or error corrections that may occur in the fiscal year that will end May 29, 2007 and thereafter.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year that will end June 2, 2009). In addition to defining fair value, SFAS 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. The Company has yet to evaluate the impact of SFAS 157 on its financial statements.

Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R),” was issued September 30, 2006. SFAS 158 will be effective as of the end of the Company’s current fiscal year that will end May 29, 2007. It will require recognition of the overfunded or underfunded status of defined benefit pension plans as an asset or liability in the consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes future salary increases. Had SFAS 158 been effective at May 30, 2006, approximately $4,000,000 of net prepaid retirement costs would have had to be eliminated to establish the necessary liability approximating $1,000,000, reflecting underfunded status under SFAS 158. The net effect would have been to reduce the Company’s equity by an estimated $3,300,000, net of tax, effected through a charge to accumulated other comprehensive income.

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), is effective for fiscal years beginning after December 15, 2006 (the Company’s fiscal year that will end June 3, 2008). FIN 48 provides guidance for recognition and measurement on financial statements of tax positions taken in tax returns or expected to be taken on a future tax return. The Company is currently evaluating the effect of applying FIN 48.

FASB’s Emerging Issues Task Force (EITF) Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement” is effective for interim and annual reporting periods beginning after December 15, 2006. Earlier application being permitted, the Company’s policy is disclosed elsewhere in Note A under “Revenue Recognition.”

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide guidance in quantifying the effects of financial statement misstatements. Two approaches have widely been used in practice for the purpose of accumulating and quantifying such misstatements: the “rollover” and “iron curtain” approaches. The rollover method quantifies a misstatement’s effect on the current year’s statement of earnings, which does not consider the carryover effects of prior year misstatements. The iron curtain method quantifies errors as the cumulative amount by which the balance sheet for the current year is misstated. SAB 108 requires the Company to quantify the materiality of such errors under both approaches, which is referred to as the “dual approach.” The Company has historically relied upon this approach when such errors have arisen. The Company is currently not aware of any material effects that will result from the initial application of SAB 108.

The Company reviewed all other significant newly issued accounting pronouncements, including:

•	SFAS 152 “Accounting for Real Estate Time Sharing Transactions”

•	SFAS 153 “Exchanges of Nonmonetary Assets”

•	SFAS 155 “Accounting for Certain Hybrid Financial Statements – an Amendment of FASB Statements No. 133 and 140”

•	SFAS 156 “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140”

and concluded that, other than those disclosed herein, no material impact is anticipated on the financial statements as a result of future adoption.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – LONG-TERM DEBT

	September 19, 2006		May 30, 2006
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$—	$—	$—
Term Loans	8,845	26,055	8,926	27,992
Bullet Loan	—	3,000	—	3,000
Revolving Credit Loan	—	—	—	—

	$8,845	$29,055	$8,926	$30,992

The portion payable after one year matures as follows:

	September 19, 2006	May 30, 2006
	(in thousands)
Period ending in 2008	$11,194	$11,390
2009	6,256	6,937
2010	4,552	4,673
2011	3,914	4,076
2012	2,416	2,633
Subsequent to 2012	723	1,283

	$29,055	$30,992

The Construction Draw Facility (the Facility) is an unsecured draw credit line intended to finance new restaurant construction, under which $10,000,000 remained available to be borrowed as of September 19, 2006. Availability for borrowing under the Facility expires September 1, 2008, unless extended.

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

As of September 19, 2006, all amounts borrowed under the Facility had been converted to Term Loans (original notes totaling $66,500,000), the outstanding aggregate balance of which is $34,900,000. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.08 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $958,000, expiring in various periods currently ranging from December 2006 through October 2013. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts.

Any outstanding amount in the Construction Phase of the Facility that has not been converted into a Term Loan on September 1, 2008 shall mature and be payable in full at that time, unless the Facility is extended.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – LONG-TERM DEBT (CONTINUED)

The Bullet Loan bears interest at a fixed rate of 5.57 percent. It matures and is payable in one installment on December 31, 2007. The real property of two Golden Corral restaurants having an approximate book value of $4,191,000 is encumbered by mortgages to secure the bullet loan.

The Revolving Credit Loan allows for borrowing of up to $5,000,000 to fund temporary working capital needs through September 1, 2008. The loan, none of which was outstanding as of September 19, 2006, is subject to a 30 consecutive day out-of-debt period each year. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a .25 percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Shortly after September 19, 2006, the Company borrowed $2,000,000 under the Revolving Credit Loan, currently subject to a variable 6.55% rate of interest. The funds were used to finance the acquisition in fee of three Big Boy restaurants that had been previously leased. (See Note C – Leased property.)

These loan agreements contain covenants relating to tangible net worth, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of September 19, 2006. As discussed in Note A, the adoption of SFAS 158 on May 29, 2006 will reduce the Company’s equity by an estimated $3,300,000, net of tax. The reduction in equity will not violate the tangible net worth covenant. Compensating balances are not required by these loan agreements.

The fair values of any outstanding balances in the Construction Phase of the Construction Draw Facility or the Revolving Credit Loan approximate carrying value as of September 19, 2006 and May 30, 2006, as the provisions of the loan agreements call for variable rated interest. The fair value of the Bullet Loan also approximates carrying value. The fair values of the fixed rate Term Loans shown in the following table are based on fixed rates that would be available for loans with identical terms and maturities, if borrowed at September 19, 2006 and May 30, 2006.

	September 19, 2006		May 30, 2006
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Construction Draw Facility - Term Loans	$34,900	$34,402	$36,918	$36,173

NOTE C - LEASED PROPERTY

The Company’s policy is to own its restaurant locations whenever possible, however, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of September 19, 2006, 32 restaurants were in operation on non-owned premises, consisting of six capital leases, 23 operating leases and three month-to-month arrangements. Eight of the 23 operating leases are ground leases for Golden Corral restaurants. All of the other 24 non-owned properties are used in Big Boy operations.

The three month-to-month rentals (all of which were previously classified as capitalized leases) are for restaurant facilities that reached their normal lease expiration during the fiscal year ended May 30, 2006, which continued to be occupied while the Company completed their acquisitions in fee from the landlord on September 27, 2006 for an aggregate cost of approximately $2,620,000. In addition, a restaurant facility currently occupied pursuant to an operating lease will likely be acquired in fee before November 30, 2006. Office space is occupied under an operating lease that expires during fiscal year 2013, with renewal options available through fiscal year 2023. The Company has the option to purchase the office property in 2023. Delivery equipment is also held under capitalized leases expiring during periods through fiscal year 2013.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - LEASED PROPERTY (CONTINUED)

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	September 19, 2006	May 30, 2006
	(in thousands)
Restaurant facilities	$3,942	$3,942
Equipment	1,315	1,315

	5,257	5,257
Less accumulated amortization	(4,074)	(3,977)

	$1,183	$1,280

Rent expense under operating leases for the sixteen weeks ended:

	September 19, 2006	September 18, 2005
	(in thousands)
Minimum rentals	$710	$554
Contingent payments	12	13

	$722	$567

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending September 19,	Capitalized leases	Operating leases
	(in thousands)
2007	$645	$1,911
2008	2,491	1,913
2009	243	1,862
2010	211	1,525
2011	195	1,420
2012 to 2026	74	16,823

Total	3,859	$25,454

Amount representing interest	(449)

Present value of obligations	3,410
Portion due within one-year	(382)

Long-term obligations	$3,028

Not included in the above table is a contingent liability for the performance of a ground lease that the Company has assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - CAPITAL STOCK

The Company has two equity compensation plans adopted respectively in 1993 and 2003 under which certain employees and non-employee directors of the Company are eligible to receive stock option grants.

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

As of September 19, 2006, options to purchase 108,750 shares had been granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer (CEO). The Committee has determined that outstanding options belonging to the CEO vest in six months from the date of grant, while outstanding options granted to other key employees vest in three equal annual installments. The Committee has further determined that outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. As of September 19, 2006, 711,000 shares remain available to be optioned, including 19,750 shares granted that were subsequently forfeited, which are again available to be granted in accordance with the “Re-use of Shares” provision of the Plan.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - CAPITAL STOCK (CONTINUED)

No other awards - stock appreciation rights, restricted stock award, unrestricted stock award or performance award—had been granted under the 2003 Stock Option and Incentive Plan.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. As of September 19, 2006, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned to date, 335,652 remain outstanding as of September 19, 2006, 211,478 of which belong to the President and Chief Executive Officer.

All outstanding options under the 1993 Plan were granted at fair market value and expire 10 years from the date of grant. Outstanding options to the President and Chief Executive Officer vested in six months, while options granted to non-employee directors vested after one year. Outstanding options granted to other key employees vest in three equal annual installments. Stock appreciation rights are not provided for under the Amended Plan.

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

	Sixteen weeks ended
	September 19, 2006		September 18, 2005
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share
Outstanding at beginning of year	412,988	$19.58	376,577	$18.90
Granted during the sixteen weeks	24,250	$25.03	71,500	$24.54
Exercised during the sixteen weeks	(2,669)	$18.53	(5,421)	$17.56
Expired during the sixteen weeks	—	—	—	—
Forfeited during the sixteen weeks	(9,917)	$24.62	—	—

Outstanding at end of quarter	424,652	$19.78	442,656	$19.83

Exercisable at beginning of year	329,986	$18.19	283,903	$17.04

Exercisable at end of quarter	363,653	$18.81	328,153	$17.95

Stock options outstanding and exercisable as of September 19, 2006 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	72,229	$10.62	3.61 years
$13.01 to $18.00	57,918	$13.74	4.80 years
$18.01 to $24.20	151,755	$19.66	6.48 years
$24.21 to $30.13	142,750	$26.99	8.42 years

$ 8.31 to $30.13	424,652	$19.78	6.41 years

Exercisable:
$ 8.31 to $13.00	72,229	$10.62	—
$13.01 to $18.00	57,918	$13.74	—
$18.01 to $24.20	144,005	$19.43	—
$24.21 to $30.13	89,501	$27.68

$ 8.31 to $30.13	363,653	$18.81	—

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - CAPITAL STOCK (CONTINUED)

Share-Based Payment (Compensation Cost)

The Company adopted Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), “Share-Based Payment” on May 31, 2006. SFAS 123 (R) requires the fair value of stock options granted to be recognized as compensation costs. It applies to all awards granted on or after the adoption date, with compensation cost based on the fair value of the award on the date of the grant. The cost is recognized in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. In addition, because the Company elected the modified prospective application transition method in adopting SFAS 123 (R), compensation cost is also recognized in the sixteen weeks ended September 19, 2006 for the portion of outstanding options vesting in the period that were granted prior to, but not yet vested as of the adoption date, based on the fair value of those awards as was calculated under the original provisions of SFAS 123 and the pro forma disclosures under Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure.”

The financial impact of adopting SFAS 123 (R) was mitigated by the Board of Directors approval of an amendment to the employment contract of the CEO to delete the provision for annual awards of stock options to be granted when certain levels of pretax earnings are achieved. In its place, a provision was added allowing additional annual contributions to be made to the trust established for the benefit of the CEO under the Company’s Nondeferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies and Note E – Pension Plans) when certain levels of pretax earnings are achieved. In addition, stock options granted in June 2006 to certain key employees were one-half the level granted during each of the previous two years, commensurate with lower pretax earnings achievements in the year ended May 30, 2006.

The adoption of SFAS 123(R) resulted in the Company’s earnings before income taxes and net earnings for the sixteen weeks ended September 19, 2006 to be $62,000 (included in administrative and advertising expense in the consolidated statement of earnings) and $41,000 lower, respectively, than if the Company were permitted to continue accounting for stock options using the intrinsic value method of measuring stock based compensation as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Basic and diluted earnings per share for the sixteen weeks ended September 19, 2006 are both $.01 lower per share, than if expensing of stock options were not required. Prior period results have not been restated.

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, the same method used to value options granted prior to May 31, 2006 for pro forma disclosures. The weighted average fair value of options granted during the sixteen weeks ended September 19, 2006 was $6.54, developed with the following assumptions:

•	Dividend yield: 1.8% - is based on the Company’s current dividend yield as being the best estimate of projected dividend yields within the contractual life of the options.

•	Expected volatility: 25% - is based on the historical volatility of the Company’s stock using the month end closing price of the previous five years.

•	Risk free interest rate: 4.77% - is based on the U. S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	Expected life: 5.0 years - represents the period of time the options are expected to be outstanding based on historical exercise behavior.

As of September 19, 2006, there was $314,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.07 years.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - CAPITAL STOCK (CONTINUED)

Prior to May 31, 2006, the Company accounted for stock options using the intrinsic value method of measuring compensation expense prescribed by APB 25, as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” No stock based employee compensation cost was included in net income, as all options granted had an exercise price equal to the market value of the stock on the date of the grant. In accordance with SFAS 148, the following table presents the pro forma effect on net income and earnings per share if the Company had accounted for stock options using the fair value recognition provisions of SFAS 123 for the sixteen weeks ended September 18, 2005:

September 18, 2005
(in thousands, except per share data)
Net Income, as reported	$2,602
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants, net of tax effects	96

Pro forma net income	$2,506

Earnings per share

Basic – as reported	$.51
Basic – pro forma	$.50

Diluted – as reported	$.50
Diluted – pro forma	$.49

The estimated pro forma stock-based employee compensation expense used in the above table was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	1.80%
Expected volatility	26%
Risk free interest rate	3.84%
Expected lives	5 years
Weighted average fair value of options granted	$6.11

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2006 (latest available data), 114,474 shares had been purchased through the plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2006, the custodian held 36,090 shares on behalf of employees.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - CAPITAL STOCK (CONTINUED)

Under the provisions of SFAS 123 (R), effective May 31, 2006, the employee purchase discount described above is now charged as compensation cost, replacing the prior treatment of charging such costs through additional paid in capital. During the sixteen weeks ended September 19, 2006, approximately $10,000 was charged to compensation cost to effect this change in accordance with the adoption of SFAS 123 (R).

Frisch’s Executive Savings Plan

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of September 19, 2006, 48,315 shares remained in the FESP reserve, including 10,319 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of September 19, 2006, the Company’s treasury held 2,446,098 shares of the Company’s common stock. The shares were acquired in a series of repurchase programs authorized by the Board of Directors from September 1998 through January 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS

September 19, 2006	5,075,969	$.45	90,855	5,166,824	$.44
September 18, 2005	5,057,673.51		104,175	5,161,848.50

Stock options to purchase 156,100 shares in the quarter ended September 19, 2006 and 100,000 in the quarter ended September 18, 2005 were excluded from the calculation because the effect was anti-dilutive.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The following table shows the components of net periodic pension cost for all three plans for the sixteen weeks ended September 19, 2006 and September 18, 2005:

	Sixteen weeks ended
Net periodic pension cost components	September 19, 2006	September 18, 2005
Service cost	$469	$488
Interest cost	509	433
Expected return on plan assets	(602)	(584)
Amortization of prior service cost	9	22
Amortization of loss	139	143

Net periodic pension cost	$524	$502

Weighted average discount rate	6.25%	6.00%
Weighted average rate of compensation increase	4.50%	4.50%
Weighted average expected long-term rate of return on plan assets	8.00%	8.50%

The Company anticipates making contributions to the two qualified defined benefit pension plans sufficient to satisfy legal funding requirements for the year ending May 29, 2007 plus additional tax-deductible amounts that may be deemed advisable. Total contributions are currently estimated at $1,000,000. Obligations to participants in the SERP are satisfied when participants retire in the form of a lump sum distribution.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) was $123,000 and $159,000 respectively, during the sixteen weeks ended September 19, 2006 and September 18, 2005. Fiscal 2007’s contribution to the Non-Deferred Cash Balance Plan is currently expected to approximate $400,000. In addition, the President and Chief Executive Officer (CEO) has an employment contract that allows additional annual contributions to be made for the CEO’s benefit under the Non Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) plans and a non-qualified Executive Savings Plan for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In the sixteen weeks ended September 19, 2006 and September 18, 2005, matching contributions to the 401(k) plans amounted to $47,000 and $49,000 respectively. Matching contributions to the Executive Savings Plan were $9,000 and $7,000 respectively, during the sixteen weeks ended September 19, 2006 and September 18, 2005.

The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	Sixteen weeks ended
	September 19, 2006	September 18, 2005
	(in thousands)
Sales
Big Boy	$56,404	$55,135
Golden Corral	31,844	31,398

	$88,248	$86,533

Earnings before income taxes
Big Boy	$6,456	$6,473
Opening expense	(130)	(101)

Total Big Boy	6,326	6,372

Golden Corral	(263)	1,286
Opening expense	—	(659)

Total Golden Corral	(263)	627

Total restaurant level profit	6,063	6,999

Administrative expense	(2,195)	(2,590)
Franchise fees and other revenue	393	372

Operating profit	4,261	4,781

Interest expense	(818)	(782)

	$3,443	$3,999

Depreciation and amortization
Big Boy	$2,304	$2,287
Golden Corral	1,773	1,560

	$4,077	$3,847

Capital expenditures
Big Boy	$3,383	$2,801
Golden Corral	704	5,272

	$4,087	$8,073

	As of
	September 19, 2006	May 30, 2006
Identifiable assets
Big Boy	$88,382	$87,709
Golden Corral	86,063	87,574

	$174,445	$175,283

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration, however, longer term agreements are also in place. Future minimum payments under these arrangements are $2,615,000, $2,244,000, $2,244,000, $2,244,000 and $2,244,000 respectively, for the periods ending September 19, 2007, 2008, 2009, 2010 and 2011, with $3,740,000 to be paid thereafter. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) In July 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees, and costs it claims is owed by the Company under the construction contract. The Company denied the claim and filed a counterclaim against the general contractor alleging defective construction and claiming damages, lost profits, interest and costs in an amount exceeding $1,000,000. In August 2006, the arbitration panel that heard the case awarded the Company $538,000 and denied the general contractor’s claim against the Company. The Company has filed a Motion to Modify the award to increase by five months the time period for which the Company is entitled to damages, including interest. The Company believes the arbitration panel inadvertently failed to consider the five month time period that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. The general contractor has also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the lost profits calculation.

In August 2002, the Company filed a lawsuit against the architect that designed the defective building alleging negligent design and claiming damages, lost profits, interest and costs exceeding $2,500,000. In July 2003, the Company resolved all claims, counterclaims and cross claims against the trial court defendants, including the architect and the architect’s structural engineering consultant. The defendants agreed to pay the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full in July 2004 and the case was dismissed. The resolution between the Company and the trial court defendants is separate and apart from the dispute between the general contractor and the Company.

A group of current and former employees of one of the Company’s Golden Corral restaurants filed a collective action against the Company in December 2003 that alleged multiple violations of the Fair Labor Standards Act. Settlements with most of the original nineteen claimants were reached in August 2004. Five “hold-out” claimants reached a settlement agreement with the Company in November 2005 that dismissed the case in U.S. District Court and submitted the matter to arbitration. The settlement contained a provision that all current and former employees of the restaurant would be class members eligible to participate in the arbitration. Thirty-five persons in the putative class elected to “opt-in.” By June 2006, all 35 persons had accepted the Company’s settlement offers. The last of the five “hold-out” claimants accepted the Company’s settlement offers in October 2006, bringing the entire case to a close. The financial resources required to resolve the matter did not materially impact the Company’s earnings, cash flows or financial position.

The Company is subject to various other claims and suits that arise in the ordinary course of business. The Company does not believe that the ultimate liability, if any, to resolve currently outstanding claims will have a material impact on its earnings, cash flows or financial position.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Contingencies

The Company self-insures a significant portion of expected losses under its workers’ compensation program in the state of Ohio. Insurance coverage is purchased from an insurance company for individual claims exceeding $300,000. (See Self Insurance in Note A – Accounting Policies.) Insurance coverage is maintained for various levels of casualty and general and product liability.

As of September 19, 2006, the Company has two outstanding letters of credit totaling $164,000 in support of its self- insurance program. The Company also has an outstanding letter of credit for $162,000 that supports an environmental remediation plan for the restoration of certain land that the Company no longer owns, which was contaminated by a previous owner who can not be located. There are no other outstanding letters of credit issued by the Company.

As of September 19, 2006, the Company operated 32 restaurants on non-owned properties. (See Note C – Leased Properties.) Certain of the leases provide for contingent rent payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

The Company is contingently liable for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Since there is no reason to believe that the third party will default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company. In addition, the Company has the right to re-assign the lease in the event of the third party’s default.

NOTE H - RELATED PARTY TRANSACTIONS

The Chief Executive Officer of the Company (Craig F. Maier), who also serves as a director of the Company, owns a Big Boy restaurant licensed to him by the Company. A Big Boy licensed restaurant is owned by certain family members of another director of the Company (Blanche F. Maier) and a Big Boy licensed restaurant is owned by certain children of such other director (excluding Craig F. Maier), one of whom is also an officer and director of the Company (Karen F. Maier).

These three restaurants pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $1,453,000 and $1,489,000 respectively, during the sixteen weeks ended September 19, 2006 and September 18, 2005. The amount owed to the Company from these restaurants was $173,000 and $121,000 respectively, as of September 19, 2006 and May 30, 2006. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

The Chairman of the Board of Directors (Jack C. Maier, deceased February 2005) from 1970 to 2005 had an employment agreement with a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, which is to be adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company, commenced in March 2005, and was subsequently increased to $18,141 in March 2006 to reflect the change in CPI. The present value of the long-term portion of the obligation approximating $1,388,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $132,000 is included in current liabilities in the consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that are not historical facts are “forward-looking statements” as that item is defined in the Private Securities Litigation Reform Act of 1995. Such “forward-looking statements” are subject to risks, uncertainties and other factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied by those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed in this Form 10-Q under Part II, Item 1A. “Risk Factors.” “Forward-looking statements” can generally be identified in sentences that contain words such as “should,” “would,” “could,” may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” estimate(s),” “intend(s),” “continue,” “assumption(s),” “goal(s),” “target” and similar words that are used to convey “forward-looking statements” that are not historical or present facts.

All forward-looking information in this MD&A is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. The Company undertakes no obligation to update any forward-looking statements that may be contained in this MD&A.

CORPORATE OVERVIEW

The Company’s operations consist of two reportable segments within the restaurant industry: full service family style “Big Boy” restaurants and grill buffet style “Golden Corral” restaurants. As of September 19, 2006, 90 Big Boy restaurants and 34 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

The Company’s First Quarter of Fiscal 2007 consists of the sixteen weeks ended September 19, 2006, and compares with the sixteen weeks ended September 18, 2005, which constituted the First Quarter of Fiscal 2006. The first quarter of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains sixteen weeks, whereas the following three quarters normally contain only twelve weeks each. References to Fiscal 2007 refer to the 52 week year that will end on May 29, 2007.

Sales reached a record $88,248,000 during the First Quarter of Fiscal 2007, as sales rose $1,716,000 higher than the First Quarter of Fiscal 2006. The 2.0 percent increase was well below expectation, however, as same store sales decreased 2.9 percent in the Golden Corral segment while Big Boy posted a modest .9 percent same store increase. Net earnings for the First Quarter of Fiscal 2007 were $2,272,000, or diluted earnings per share (EPS) of $.44, compared with $2,602,000, or diluted EPS of $.50 in the First Quarter of Fiscal 2006.

The Company adopted Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), “Share-Based Payment on May 31, 2006. SFAS 123 (R) requires the fair value of stock options granted to be recognized as compensation cost. It applies to all stock option awards granted on or after the adoption date, with compensation cost based on the fair value of the award on the date of the grant. The cost is recognized in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. In addition, because the Company used the prospective transition method in adopting SFAS 123 (R), compensation cost is also recognized for the portion of outstanding options vesting in the period that were granted prior to, but not yet vested, as of the adoption date. The Company’s earnings before income taxes and net earnings for the First Quarter of Fiscal 2007 were $62,000 (included in administrative and advertising expense in the consolidated statement of earnings) and $41,000 lower, respectively, than if the Company were permitted to continue accounting for stock options using the intrinsic method of measuring stock based compensation as had been prescribed by APB 25. Basic and diluted earnings per share for the First Quarter of Fiscal 2007 are both $.01 lower per share, than if expensing of stock options were not required.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (SFAS 158) “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment to FASB Statements No. 87, 88, 106 and 131(R)” on September 30, 2006. SFAS 158 will be effective as of the end of

Fiscal 2007. It will require the overfunded or underfunded status of defined benefit pension plans to be recognized as an asset or liability in the consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes future salary increases. If SFAS 158 had been effective as of May 30, 2006, approximately $4,000,000 of net prepaid retirement plan cost would have had to be eliminated to establish the necessary liability approximating $1,000,000, reflecting underfunded status under SFAS 158. The net effect would have been to reduce the Company’s equity by an estimated $3,300,000, net of tax, effected through a charge to accumulated other comprehensive income.

On November 7, 2006, Ohio voters will decide whether to mandate annual increases in the state’s minimum wage by amending the Ohio Constitution. Known as Issue 2, the following mandates would be added to the Ohio Constitution if approved by voters:

1	The minimum wage would increase 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007.

2	The minimum wage for tipped employees would increase 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007.

3	All minimum wage rates would be automatically adjusted annually for inflation, based on changes in the consumer price index.

More than two thirds of the Company’s payroll costs are incurred in Ohio. If Issue 2 is approved by voters, the Company currently estimates that the first year’s effect would add more than $3,500,000 to its operating costs. The Company would counter the effects with higher menu prices, together with tighter payroll standards and a reduction in hours worked.

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

	1st Quarter
	2007	2006
	(in thousands)
Big Boy restaurants	$53,398	$52,263
Wholesale sales to licensees	2,775	2,679
Wholesale sales to grocery stores	231	193

Total Big Boy sales	56,404	55,135

Golden Corral restaurants	31,844	31,398

Consolidated restaurant sales	$88,248	$86,533

Big Boy restaurant sales increased $1,135,000, or 2.2 percent higher than the First Quarter of Fiscal 2006. The increase includes a same store increase of .9 percent. Same store customer counts decreased 1.1 percent. Management believes a direct correlation continues to exist between the lower customer counts that have been experienced over the last two fiscal years and the steep cost of gasoline. Moderating gas prices that began in mid-August provided some relief as same store sales increases improved somewhat over the last four weeks of the quarter, as customer counts climbed higher than earlier in the summer.

The effects of the lower customer counts have been somewhat softened by higher average guest checks which have been primarily driven by menu price increases. An increase of 1.4 percent was implemented shortly before the First Quarter of Fiscal 2006 ended, 1.1 percent was put in place near the end of last year’s third quarter and menu prices were increased 1.1 percent shortly before the end of the First Quarter of Fiscal 2007. Another menu price increase is likely in February 2007.

The Company currently operates 90 Big Boy restaurants, including a new one that opened in February 2006 and one that opened in July 2006 which replaced a restaurant that had been lost to eminent domain. In addition, a Big Boy restaurant opened in October 2006 replacing an older facility within the same market. Two new Big Boy restaurants should be under construction in the spring of 2007, and construction of a building to replace an aging Big Boy structure should be underway by May 2007.

The $446,000 increase in Golden Corral sales was entirely due to more restaurants in operation:

	First Quarter 2007	First Quarter 2006
In operation at beginning of year	34	30
Opened during the first quarter	0	2
In operation at end of first quarter	34	32
Total sales weeks	544	498

Only two Golden Corral restaurants opened during the last twelve months and none was under construction as of September 19, 2006. Current plans call for two Golden Corrals to be under construction in the spring of 2007.

The decline in Golden Corral same store sales continued in the First Quarter of Fiscal 2007, decreasing 2.9 percent on a 4.5 percent drop in customer counts. Golden Corral restaurants have now suffered twelve consecutive quarters of same store sales decreases. The last four weeks of the First Quarter of 2007 posted a same store sales increase of 1.8 percent, as customer counts climbed higher than earlier in the summer when gasoline prices were at an all time high. The increases are encouraging and have continued thus far into the second quarter. A 3.3 percent price hike was put into place late in September 2006. A price increase of .5 percent was implemented in February 2006.

Gross Profit

Gross profit for the Big Boy segment includes commissary operations. Gross profit differs from restaurant level profit disclosed in Note F (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is highlighted below:

	1st Quarter
	2007	2006
	(in thousands)
Big Boy gross profit	$7,677	$7,692
Golden Corral gross profit	454	1,298

Total gross profit	$8,131	$8,990

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows concerning cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	1st Quarter 2007			1st Quarter 2006
	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0
Food and Paper	35.1	32.5	39.8	34.8	32.6	38.6
Payroll and Related	33.0	34.7	29.8	33.0	34.3	30.6
Other Operating Costs (including opening costs)	22.7	19.2	28.9	21.8	19.1	26.7
Gross Profit	9.2	13.6	1.5	10.4	14.0	4.1

Higher food and paper costs were experienced in the Golden Corral segment for the First Quarter of Fiscal 2007, as reflected by the percentages in the above table. The increase is primarily the result of beef costs associated with the addition of the Applewood Bacon Sirloin Fillet being served daily on the food bar. The price increase that went into effect in late September 2006 should help to lower future Golden Corral food cost percentages. The market for beef remains highly volatile, as import and export restrictions can cause wide cost fluctuations. The food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept, as well its use of steak as a featured item on the buffet. The effect of changing commodity prices is actively managed with changes to the Big Boy menu mix and effective selection of items served on the Golden Corral food bar.

There has been no appreciable change in average pay rates for either Big Boy or Golden Corral. The downward movement in the payroll and related cost percentage for the Golden Corral segment was the result of reducing the number of labor hours to a level that was more than commensurate with the same store sales decline. The quarterly review of insurance reserves during the First Quarter of Fiscal 2007 resulted in a favorable adjustment to the insurance reserve of $383,000, roughly equal to the First Quarter of Fiscal 2006 when the favorable adjustment was $392,000.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions) was $524,000 and $502,000 respectively, in the First Quarter of Fiscal 2007 and the First Quarter of 2006. The discount rate used to measure net periodic pension cost was 6.25 percent in the First Quarter of Fiscal 2007 versus a rate 6.0 percent in the First Quarter of Fiscal 2006. The expected rate of return on assets was lowered from 8.5 percent to 8.0 percent during the First Quarter of Fiscal 2007. The Company anticipates making contributions to the two qualified defined benefit pension plans that it sponsors that will satisfy legal funding requirements for the year ending May 29, 2007 plus additional tax-deductible amounts that may be deemed advisable. Total contributions are currently estimated at $1,000,000.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. As most of these expenses tend to be more fixed in nature, same store sales decreases cause these costs to be a higher percentage of sales, as reflected in the above table for the Golden Corral segment. Higher energy costs also continued to adversely affect other operating costs, as did higher maintenance costs.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit while franchise fees and other revenue is added to it. Gains and losses from sale of real property, if any, are then respectively added or subtracted.

Administrative and advertising expense decreased $318,000 during the First Quarter of Fiscal 2007, or 6.9 percent lower than the First Quarter of Fiscal 2006. The decrease is attributable to the combination of certain costs incurred last year to procure the hiring of a now former Chief Operating Officer and a charge that was set aside to establish a reserve to cover the settlement of a legal action against the Company. In addition, stock based compensation cost amounting to $62,000 was charged against administrative and advertising cost during the First Quarter of Fiscal 2007.

Revenue from franchise fees is based on sales of Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants and are recorded on the accrual method as earned. As of September 19, 2006 and September 18, 2005, 28 Big Boy restaurants were licensed to other operators and paying fees to the Company. Other revenue also includes certain other fees from licensed restaurants along with miscellaneous rent and investment income.

There were no gains or losses from the sale of real property in either the First Quarter of Fiscal 2007 or the First Quarter of Fiscal 2006, nor was any impairment of assets recorded during those periods.

Interest Expense

Interest expense was only slightly higher during the First Quarter of Fiscal 2007, as debt remained level with last year and the weighted average rate of interest did not appreciably change.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 34 percent in the First Quarter of Fiscal 2007 and was 35 percent in the First Quarter of Fiscal 2006. These rates have been kept consistently low through the Company’s use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips.

LIQUIDITY and CAPITAL RESOURCES

Sources of Funds

Sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all sales to restaurant customers are received in cash or are settled by debit or credit cards. Net earnings plus depreciation provide the primary source of cash provided by operating activities. Other sources of cash may include borrowing against credit lines, proceeds received when stock options are exercised and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

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

Aggregated Information about Contractual Obligations and Commercial Commitments September 19, 2006

	Payments due by period (in thousands)
	Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
Long-Term Debt	$37,900	$8,845	$11,194	$6,256	$4,552	$3,914	$3,139
Rent due under Capital Lease Obligations	3,859	645	2,491	243	211	195	74
1 Rent due under Operating Leases	25,454	1,911	1,913	1,862	1,525	1,420	16,823
2 Unconditional Purchase Obligations	19,234	6,518	2,244	2,244	2,244	2,244	3,740
3 Other Long-Term Obligations	1,736	218	221	224	227	231	615
Total Contractual Cash Obligations	88,183	18,137	18,063	10,829	8,759	8,004	24,391

1	Not included in the table is a contingent liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Statement No. 13, “Accounting for Leases,” as amended.
2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property pursuant to purchase option provisions in leases.
3	Deferred compensation liability.

The working capital deficit was $18,973,000 as of September 19, 2006 and was $18,519,000 as of May 30, 2006. The working capital deficit was $20,911,000 as of May 29, 2005. The recent improvements in the deficit largely reflect lower accounts payable associated with new restaurant construction, due to scaling back Golden Corral expansion. As of September 19, 2006, $10,000,000 remained available to be drawn upon a Construction Draw Credit Facility, which expires on September 1, 2008, unless extended. Additionally, a $5,000,000 working capital revolving line of credit is readily available through September 1, 2008, if needed. The sum of $2,000,000 was borrowed against the working capital line of credit near the end of September 2006, which the Company expects to repay in the near term. The borrowed funds were used to acquire in fee three Big Boy restaurants that had been previously leased.

Operating Activities

Operating cash flows were $6,152,000 in the First Quarter of Fiscal 2007, or $2,047,000 lower than the First Quarter of Fiscal 2006. The decrease is primarily attributable to normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which can and do often widely fluctuate. Management believes a better, more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus non cash expenses such as depreciation, losses on dispositions of assets and stock based compensation expense. This method yields $6,458,000 in cash flows from operating activities for the First Quarter of Fiscal 2007 versus $6,473,000 in the First Quarter of Fiscal 2006.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $4,087,000 during the First Quarter of Fiscal 2007, a decrease of $3,986,000 from the First Quarter of Fiscal 2006. This year’s capital spending includes $3,383,000 for Big Boy restaurants and $704,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction, site acquisitions, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

Financing Activities

Borrowing against credit lines amounted to $1,000,000 during the First Quarter of Fiscal 2007. An additional $2,000,000 was borrowed shortly after the end of the quarter. Scheduled and other payments of long-term debt and capital lease obligations amounted to $3,121,000 during the First Quarter of Fiscal 2007. Regular quarterly cash dividends paid to shareholders totaled $558,000. Dividends declared but not paid as of September 19, 2006 totaled $559,000. The Company expects to continue its 46 year practice of paying regular quarterly cash dividends.

During the First Quarter of Fiscal 2007, employees acquired approximately 2,700 shares of the Company’s common stock pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $49,000. As of September 19, 2006, 425,000 shares granted under the Company’s two stock option plans remain outstanding, including 364,000 fully vested shares at a weighted average exercise price per share of $18.81. As of September 19, 2006, 717,000 shares remained available to be granted under these plans.

Other Information

Development agreements with Golden Corral Franchising Systems, Inc. (franchisor) grant the Company the rights to own and operate Golden Corral restaurants pursuant to a development schedule that calls for 63 restaurants to be in operation by December 31, 2011. As of September 19, 2006, 34 Golden Corral restaurants were in operation and none was under construction. Only two new Golden Corral restaurants have been opened during the last twelve months. The scale back in Golden Corral construction, with the concurrence of the franchisor, was initiated in order to use cash flow and credit facilities in a manner that strengthens the balance sheet and keeps interest costs in check, while allowing operations to focus on re-building same store sales. Current plans call for continuing to search for cost-effective sites to be developed when expansion is ready to resume. Two promising sites should be acquired and ready for construction in the spring of 2007. In addition, six Golden Corral restaurants will be remodeled in Fiscal 2007 at an average cost approaching $200,000 each.

Estimated remaining costs for one new Big Boy restaurant that was under construction as of September 19, 2006 totaled approximately $760,000. It opened for business on October 2, 2006 replacing an older facility within the same market. A Big Boy restaurant opened in July 2006 in Richmond, Indiana that replaced a restaurant lost to an eminent domain proceeding. Current plans call for construction to begin in the spring of 2007 for two new restaurants in the Dayton, Ohio market and construction of a building to replace an aging restaurant in the Cincinnati market should be underway in May 2007. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year at an average cost of $75,000 per restaurant. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

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

It is the Company’s policy to own the land on which it builds new restaurants; however, it is becoming more frequently necessary to enter ground leases to obtain desirable land on which to build. Eight of the 34 Golden Corral restaurants now in operation were built on leased land. In addition, the last two Big Boy restaurants that have opened were built on leased land. All of these leases are being accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended. As of September 19, 2006, the Company occupied a total of 32 restaurants pursuant to leases, six of which are capital leases under the provisions of SFAS 13.

Normal lease expirations for three of the 32 leased restaurants were reached in February and March 2006. These three Big Boy restaurants continued to be occupied on a month-to-month arrangement until the Company executed its right to purchase the properties from the landlord on September 27, 2006. The aggregate purchase price was $2,620,000.

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

Assets of the pension plans are targeted to be invested 70 percent in equity securities, as these investments have historically provided the greatest long-term returns. To determine the long-term rate of return on plan assets, the committee looks at the target asset allocation of plan assets and determines the expected return on each asset class. The expected returns for each asset class are combined and rounded to the nearest 25 basis points to determine the overall expected return on assets. The Company has used an 8.5 percent expected long-term rate of return on plan assets for many years. The expected rate of return has been lowered by the committee to 8.0 percent for purposes of determining net periodic pension cost in fiscal 2007. The committee determines the discount rate by looking at the projected future benefit payments and matching them to spot rates based on yields of high-grade corporate bonds. A single discount rate is selected, rounded to the nearest 25 basis points, that produces the same present value as the various spot rates.

Long-Lived Assets

Long-lived assets include property and equipment, goodwill and other intangible assets. Property and equipment typically approximate 85 to 90 percent of the Company’s total assets. Judgments and estimates are used to determine the carrying value of long-lived assets. This includes the assignment of appropriate useful lives, which affect depreciation and amortization expense. Capitalization policies are continually monitored to assure they remain appropriate.

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

Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, as supply is affected by import and export restrictions, supply versus demand, production levels and the impact of weather on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are normally for periods of one year or less but may have longer terms if favorable long-term pricing becomes available. Food supplies are generally plentiful and may be obtained by any number of suppliers, which mitigates the Company’s overall commodity cost risk. Quality, timeliness of deliveries and price are the principal determinants of source. The Company does not use financial instruments as a hedge against changes in commodity pricing.

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

ITEM 4. CONTROLS and PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 19, 2006. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Control over Financial Reporting. The CEO and CFO have concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended September 19, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2002, Fortney filed a Demand for Arbitration against the Company seeking recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contended that it was owed this money by the Company under the terms of the General Construction Contract. The Company denied that it owed these monies to Fortney, and filed a counterclaim against Fortney that alleged defective construction and claimed damages, lost profits, interest and costs, in an amount exceeding $1,000,000. The arbitration hearing before the American Arbitration Association concluded February 28, 2006, with closing arguments held on June 30, 2006. On August 24, 2006, the arbitration panel awarded the Company $537,967 and denied Fortney’s claim against the Company. The Company has filed a Motion to Modify the award to increase by five months the time period for which the Company is entitled to damages, including interest. The Company believes the arbitration panel inadvertently failed to consider the five month time period that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. Fortney has also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the lost profits calculation.

In August 2002, the Company filed a lawsuit in the Stark County, Ohio Court of Common Pleas against its former architect, LMH&T. The lawsuit alleged negligent design as a causal factor in the demise of the original structure. The Company sought damages including lost profits, interest, and costs exceeding $2,500,000. LMH &T brought into the lawsuit its structural engineering consultant, Maverick, as well as the Company’s soils consultant, Cowherd Banner Carlson Engineering, collectively, the trial court defendants. In July 2003, the Company resolved all claims, counterclaims, and cross-claims, against and involving the trial court defendants when LMH&T and Maverick, agreed to pay to the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full and the case was dismissed. The resolution between the Company and the trial court defendants is separate and apart from the dispute between Fortney and the Company.

A group of current and former employees of one of the Company’s Golden Corral restaurants filed a collective action against the Company in December 2003 that alleged multiple violations of the Fair Labor Standards Act. Settlements with most of the original nineteen claimants were reached in August 2004. Five “hold-out” claimants reached a settlement agreement with the Company in November 2005 that dismissed the case in U. S. District Court and submitted the matter to arbitration. The settlement contained a provision that all current and former employees of the restaurant would be class members eligible to participate in the arbitration. By the January 2006 deadline, 35 persons had opted to join the arbitration by responding to notices that were mailed to the putative class in November 2005. By June 2006, all of the 35 “opt-ins” had accepted the Company’s settlement offers. The last of the five “hold-out” claimants accepted the Company’s settlement offers in October 2006 and the entire case was closed. The financial resources required to resolve the case did not materially impact the Company’s earnings, cash flows or financial position.

The Company is subject to various other claims and suits that arise in the ordinary course of business. The Company does not believe that the ultimate liability, if any, to resolve currently outstanding claims will have a material impact on its earnings, cash flows or financial position.

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

Failure to protect the Company’s food supplies could result in food borne illnesses and/or injuries to customers. Publicity of such events in the past has caused irreparable damages to the reputations of certain operators in the restaurant industry. If any of the Company’s customers become ill from consuming the Company’s products, the affected restaurants may be forced to close. An instance of food contamination originating at the commissary operation could have far reaching effects, as the contamination would affect substantially all Big Boy restaurants.

Economic Factors

The Company’s operations are predominantly located in Ohio, Indiana and Kentucky, where consumer confidence remains markedly below national average and other regions. The effects of higher gasoline prices in particular may impact discretionary consumer spending in restaurants. The Company’s costs are also affected by increasing energy prices. Petroleum based material is often used to package certain products for distribution. The cost to transport products from the commissary to restaurant operations will rise with each increase in gasoline prices. Higher natural gas prices have resulted in much higher costs to heat restaurant facilities and to cook food. Inflationary pressure, especially on food costs, labor costs and health care benefits, can also negatively impact the operation of the business. Shortages of qualified labor may also be experienced in certain local economies. In addition, the loss of a key executive could pose a significant adverse effect on the Company.

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

Golden Corral Operations

The Company plans to continue expanding its Golden Corral operations. However, lower than expected revenue from the operation of Golden Corral restaurants has resulted in the Company’s decision to temporarily slow down expansion plans. Golden Corral same-store sales declines have been experienced for twelve consecutive quarters, during which cash flows from Golden Corral operations have deteriorated. The ability of the Company to identify the root cause of the downturn, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk to the Company.

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

Not applicable

ITEM 3. DEFAULTS upon SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

a)	The Annual Meeting of Shareholders was held on October 2, 2006.

b)	Directors elected on October 2, 2006 to serve until the 2008 annual meeting of shareholders:

Robert J. (RJ) Dourney	William J. Reik, Jr.
Lorrence T. Kellar	Karen F. Maier

Directors whose terms continued after the meeting (serving until the 2007 annual meeting of shareholders):

Blanche F. Maier	Craig F. Maier	Jerome P. Montopoli
Dale P. Brown	Daniel W. Geeding

c)	The following matters were voted upon:

1)	Election of Directors to serve until the 2008 annual meeting of shareholders:

Name	For	Withheld Authority
Robert J. (RJ) Dourney	4,381,422	41,192
Lorrence T. Kellar	4,358,290	64,324
William J. Reik, Jr.	4,382,825	39,789
Karen F. Maier	4,362,835	59,779

2)	Proposal to ratify the appointment of Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year commencing May 31, 2006 was approved.

For	Against	Abstain
4,360,951	56,595	5,067

3)	The Company’s Amended and Restated Code of Regulations was approved.

For	Against	Abstain
4,366,388	39,155	17,069

d)	Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

3 (i) Third Amended Articles of Incorporation, filed as Exhibit (3) (a) to the Registrant’s Form 10-K Annual Report for 1993, is incorporated herein by reference.

3 (ii) Amended and Restated Code of Regulations effective October 2, 2006, filed as Exhibit A to the Registrant’s Definitive Proxy Statement dated September 1, 2006, is incorporated herein by reference.

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

10 (f) Agreement to Purchase Stock between the Registrant and Frisch West Chester, Inc. dated June 1, 1988 is filed herewith.

10 (g) Agreement to Purchase Stock between the Registrant and Frisch Hamilton West, Inc. dated February 19, 1988 is filed herewith.

10 (h) Employment Agreement between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 14, 2006, is incorporated herein by reference. *

10 (i) First Amendment to the Employment Agreement (see Exhibit 10 (h) above) between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (j) Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (k) Second Amendment to the Frisch’s Executive Savings Plan effective July 28, 2004, filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference. *

10 (l) Third Amendment to the Frisch’s Executive Savings Plan effective June 7, 2005, filed as Exhibit 10 (j) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (m) Fourth Amendment to the Frisch’s Executive Savings Plan effective August 30, 2005, filed as Exhibit 10 (k) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (n) Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (o) Amendment No. 1 to Frisch’s Executive Retirement Plan (see Exhibit 10 (n) above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (p) 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10 (q) Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10 (p) above) effective September 26, 2006 is filed herewith. *

10 (r) Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock option and Incentive Plan, filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference. *

10 (s) Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (t) Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (u) Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10 (v) First Amendment to Change of Control Agreement (see Exhibit 10 (u) above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10 (w) Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, W. Gary King, Karen F. Maier, Ken C. Hull, Michael E. Conner and certain other “highly compensated employees” (Grantors). *

10 (x) First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10 (w) above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (y) Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

*	Denotes a compensatory plan or agreement

15	Letter re: unaudited interim financial statements, is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to rule 13a -14(a)/15d – 14(a) is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to rule 13a - 14(a)/15d – 14(a) is filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(Registrant)
DATE October 18, 2006
	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and
Principal Financial and Accounting Officer