Form 10-Q
period 2006-12-12
FRISCHS RESTAURANTS INC
filed 2007-01-17
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 12, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The total number of shares outstanding of the issuer’s no par common stock, as of December 26, 2006 was: 5,101,085

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Twenty-eight weeks ended		Twelve weeks ended
	December 12, 2006	December 11, 2005	December 12, 2006	December 11, 2005
Sales	$156,516,874	$153,485,878	$68,268,449	$66,953,103

Cost of sales
Food and paper	54,389,314	53,614,595	23,384,209	23,510,330
Payroll and related	51,493,048	50,752,080	22,412,263	22,199,894
Other operating costs	34,758,332	33,928,301	14,726,469	15,041,822

	140,640,694	138,294,976	60,522,941	60,752,046

Gross profit	15,876,180	15,190,902	7,745,508	6,201,057

Administrative and advertising	7,689,075	7,923,259	3,426,153	3,342,188
Franchise fess and other revenue	(689,712)	(662,751)	(295,851)	(290,408)
(Gains) losses on sale of assets	(250,069)	—	(250,069)	—

Operating profit	9,126,886	7,930,394	4,865,275	3,149,277

Interest expense	1,429,660	1,439,592	611,249	657,506

Earnings before income taxes	7,697,226	6,490,802	4,254,026	2,491,771

Income taxes	2,617,000	2,206,000	1,446,000	809,000

Net Earnings	$5,080,226	$4,284,802	$2,808,026	$1,682,771

Earnings per share (EPS) of common stock:
Basic net earnings per share	$1.00	$.85	$.55	$.33

Diluted net earnings per share	$.98	$.83	$.54	$.33

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	December 12, 2006 (unaudited)	May 30, 2006
Current assets
Cash	$488,331	$815,346
Trade and other receivables	1,260,752	1,538,024
Inventories	4,690,355	4,791,898
Prepaid expenses and sundry deposits	3,735,072	2,795,444
Prepaid and deferred income taxes	1,128,757	2,122,544

Total current assets	11,303,267	12,063,256

Property and equipment
Land and improvements	63,998,973	60,691,775
Buildings	86,272,167	84,830,307
Equipment and fixtures	88,273,034	89,151,961
Leasehold improvements and buildings on leased land	29,255,508	28,171,132
Capitalized leases	4,810,895	5,257,019
Construction in progress	1,283,414	2,211,659

	273,893,991	270,313,853
Less accumulated depreciation and amortization	117,642,575	115,943,839

Net property and equipment	156,251,416	154,370,014

Other assets
Goodwill	740,644	740,644
Other intangible assets	1,335,032	1,383,729
Investments in land	1,572,567	2,272,405
Property held for sale	1,054,320	805,784
Other	2,869,273	3,646,989

Total other assets	7,571,836	8,849,551

Total assets	$175,126,519	$175,282,821

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 12, 2006 (unaudited)	May 30, 2006
Current liabilities
Long-term obligations due within one year
Long-term debt	$10,649,166	$8,926,194
Obligations under capitalized leases	1,957,601	388,222
Self insurance	922,123	856,962
Accounts payable	10,035,300	10,330,378
Accrued expenses	9,037,016	9,639,747
Income taxes	265,903	441,045

Total current liabilities	32,867,109	30,582,548

Long-term obligations
Long-term debt	26,911,445	30,991,636
Obligations under capitalized leases	1,356,290	3,125,742
Self insurance	1,538,806	1,549,499
Deferred income taxes	3,868,722	4,496,802
Deferred compensation and other	3,843,308	3,855,158

Total long-term obligations	37,518,571	44,018,837

Commitments	—	—

Shareholders’ equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,545,433 and 7,521,930 shares - stated value - $1	7,545,433	7,521,930
Additional contributed capital	63,148,375	62,531,311

	70,693,808	70,053,241
Retained earnings	66,823,043	63,420,622

	137,516,851	133,473,863

Less cost of treasury stock (2,446,098 and 2,449,394 shares)	32,776,012	32,792,427

Total shareholders’ equity	104,740,839	100,681,436

Total liabilities and shareholders’ equity	$175,126,519	$175,282,821

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Twenty-eight weeks ended December 12, 2006 and December 11, 2005

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at May 29, 2005	7,505,176	62,226,047	56,490,185	(32,820,158)	93,401,250
Net earnings for twenty-eight weeks	—	—	4,284,802	—	4,284,802
Stock options exercised - new shares issued	15,921	271,476	—	—	287,397
Tax benefit from stock options exercised	—	32,496	—	—	32,496
Treasury shares re-issued	—	24,098	—	27,731	51,829
Employee stock purchase plan	—	(22,725)	—	—	(22,725)
Cash dividends - $.33 per share	—	—	(1,671,212)	—	(1,671,212)

Balance at December 11, 2005	7,521,097	62,531,392	59,103,775	(32,792,427)	96,363,837

Net earnings for twenty-four weeks, plus 2 days	—	—	4,874,963	—	4,874,963
Stock options exercised - new shares issued	833	14,944	—	—	15,777
Tax benefit from stock options exercised	—	1,592	—	—	1,592
Employee stock purchase plan	—	(16,617)	—	—	(16,617)
Cash dividends - $.11 per share	—	—	(558,116)	—	(558,116)

Balance at May 30, 2006	7,521,930	62,531,311	63,420,622	(32,792,427)	100,681,436

Net earnings for twenty-eight weeks	—	—	5,080,226	—	5,080,226
Stock options exercised - new shares issued	23,503	405,943	—	—	429,446
Excess tax benefit from stock-based compensation	—	54,462	—	—	54,462
Stock-based compensation expense	—	144,195	—	—	144,195
Treasury shares re-issued	—	12,464	—	16,415	28,879
Cash dividends - $.33 per share	—	—	(1,677,805)	—	(1,677,805)

Balance at December 12, 2006	$7,545,433	$63,148,375	$66,823,043	($32,776,012)	$104,740,839

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Twenty-eight weeks ended December 12, 2006 and December 11, 2005

(unaudited)

	2006	2005
Cash flows provided by (used in) operating activities:
Net earnings	$5,080,226	$4,284,802
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	7,163,759	6,860,709
Loss (gain) on disposition of assets, including abandonments	(69,717)	49,261
Stock-based compensation expense	144,195	—

	12,318,463	11,194,772
Changes in assets and liabilities:
Accounts receivable	277,272	(342,838)
Inventories	101,543	(61,849)
Prepaid expenses and sundry deposits	(939,628)	(383,956)
Other assets	882,852	20,927
Prepaid, accrued and deferred income taxes	245,027	(470,046)
Excess tax benefit from stock-based compensation	(54,462)	—
Tax benefit from stock options exercised	—	32,496
Accounts payable	(856,005)	1,366,083
Accrued expenses	(602,731)	143,959
Self insured obligations	54,468	(4,806)
Deferred compensation and other liabilities	(11,850)	255,784

	(903,514)	555,754

Net cash provided by operating activities	11,414,949	11,750,526

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(8,930,795)	(14,574,428)
Proceeds from disposition of property	407,124	—
Change in other assets	(56,910)	(107,981)

Net cash (used in) investing activities	(8,580,581)	(14,682,409)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	3,000,000	8,500,000
Payment of long-term debt and capital lease obligations	(5,557,292)	(4,755,021)
Cash dividends paid	(1,116,878)	(1,113,097)
Proceeds from stock options exercised - new shares issued	429,446	287,397
Excess tax benefit from stock-based compensation	54,462	—
Treasury shares re-issued	28,879	51,829
Employee stock purchase plan	—	(22,725)

Net cash (used in) provided by financing activities	(3,161,383)	2,948,383

Net (decrease) increase in cash and equivalents	(327,015)	16,500
Cash and equivalents at beginning of year	815,346	306,300

Cash and equivalents at end of quarter	$488,331	$322,800

Supplemental disclosures:
Interest paid	$1,587,655	$1,697,832
Income taxes paid	3,365,760	2,643,550
Income taxes refunded	993,787	401
Dividends declared but not paid	560,927	558,115

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2007, Ended December 12, 2006

NOTE A - ACCOUNTING POLICIES

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of December 12, 2006 and May 30, 2006. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $38,000 and $87,000 respectively, for the 28 weeks ended December 12, 2006 and December 11, 2005, and was $26,000 and $30,000 respectively, for the twelve weeks ended December 12, 2006 and December 11, 2005. No new Big Boy or Golden Corral restaurant construction was in progress as of December 12, 2006.

Pending agreements to acquire real property totaling $2,983,000 were in place as of December 12, 2006. The properties to be acquired consist of sites to build one new Big Boy, one new Golden Corral and a site for the purpose of relocating an existing Big Boy restaurant, plus the completion of a purchase option for a Big Boy restaurant that is currently leased.

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

Capitalized computer software is depreciated on the straight-line method over the estimated service lives, which range from three to ten years. The Company’s cost capitalization policy with respect to computer software complies with the American Institute of Certified Public Accountants’ Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining service life.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Impairment of Assets

Under Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” management considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment. Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or the judgment of management based upon its past experience in disposing of unprofitable restaurant properties

No impairment losses were recorded during any of the periods presented in the accompanying consolidated financial statements.

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

SFAS 13 also requires rent to be recognized during that part of term of the lease when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while the restaurant is being constructed on leased land. The Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” on October 6, 2005. This FSP requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. The capitalization of such “rent holidays” had to cease upon application of the FSP to the first reporting period beginning after December 15, 2005. Earlier application being permitted, the Company elected to cease capitalizing “rent holidays” effective with the fiscal quarter that began September 19, 2005.

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

Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” is applicable to legal obligations associated with the retirement of certain tangible long-lived assets. Its application has not materially impacted the Company’s financial statements in any of the periods presented. FASB Interpretation No. 47, “Accounting for Conditional Asset Obligations” (FIN 47), was issued to clarify that conditional obligations meet the definition of an asset retirement obligation SFAS 143 and therefore should be recognized currently if fair value is reasonably estimable. The Company adopted FIN 47 in the fourth quarter of fiscal year 2006. Its adoption had no material impact on the Company’s financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of December 12, 2006 and May 30, 2006, the carrying amount of goodwill acquired in prior years was $741,000.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant. This equates to $91,000 per year in each of the next five years for the 34 Golden Corral restaurants in operation as of December 12, 2006. Amortization for the 28 weeks ended December 12, 2006 and December 11, 2005 was $49,000 and $45,000 respectively, and was $21,000 and $20,000 respectively, for the twelve weeks ended December 12, 2006 and December 11, 2005. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	December 12, 2006	May 30, 2006
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,360	$1,360
Less accumulated amortization	(385)	(336)

Carrying amount of Golden Corral initial franchise fees subject to amortization	975	1,024

Current portion of Golden Corral initial franchise fees subject to amortization	(91)	(91)
Golden Corral fees not yet subject to amortization	305	305

Other intangible assets	146	146

Total other intangible assets	$1,335	$1,384

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to other operating costs as incurred.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Under the provisions of EITF Issue 06-3 (Emerging Issues Task Force of the Financial Accounting Standards Board), “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement,” the Company may either present sales in the consolidated statement of earnings on a gross (include tax collections in revenue and remittances in costs) or a net (exclude taxes from revenue and costs) basis. The Company’s policy has always been to report on a net basis, which excludes taxes from revenue and costs.

Revenue from the sale of gift cards is deferred for recognition until redeemed by the customer, as service fees are assessed or the card otherwise expires. Except where prohibited by law, recognition of previously deferred revenue from paper gift certificates (no longer issued by the Company) occurs when the probability is remote that customers will demand full performance.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to other operating costs as incurred:

	28 weeks ended		12 weeks ended
	Dec. 12, 2006	Dec. 11, 2005	Dec. 12, 2006	Dec. 11, 2005
	(in thousands)
Golden Corral	$—	$969	$—	$309
Big Boy	241	162	111	61

	$241	$1,131	$111	$370

Benefit Plans

The Company has two qualified defined benefit pension plans covering all of its eligible employees. Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least annually amounts sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. (See Note E – Pension Plans.) Hourly restaurant employees hired after December 31, 1998 are ineligible to participate in the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan (the hourly plan), a defined contribution plan, with a matching 40 percent employer cash contribution. The Company’s match vests on a scale based on length of service.

The executive officers of the Company and certain other “highly compensated employees” (HCE’s) are disqualified from participation in the Company’s 401(k) savings plan (the salaried plan), a defined contribution plan, with a ten percent matching employer cash contribution with immediate vesting. A non-qualified savings plan – Frisch’s Executive Savings Plan (FESP) – provides a means by which the HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s salary into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first ten percent of salary deferred at a rate of ten percent for deferrals into mutual funds, while a fifteen percent match is added to deferrals into common stock. Although the Company owns the mutual funds until the retirement of the participants, the funds are invested at the direction of the participants. The common stock is a “phantom investment” that may be paid in actual shares or in cash upon retirement of the participants. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the consolidated balance sheet.

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

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Active claims management and post accident drug testing in recent years has effected vast improvements in claims experience. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance liabilities as deemed appropriate based on claims experience. Below is a summary of reductions or (increases) to the self-insurance liabilities that were credited to or (charged) against earnings:

28 weeks ended		12 weeks ended
Dec. 12, 2006	Dec. 11, 2005	Dec. 12, 2006	Dec. 11, 2005
(in thousands)
$427	$374	$43	$(18)

Fair Value of Financial Instruments

With the exception of long-term debt (see Note B – Long-Term Debt), the carrying value of the Company’s financial instruments approximates fair value.

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes. The provision for income taxes in all periods has been computed based on management’s estimate of the effective tax rate for the entire year.

New Accounting Pronouncement – Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (R), (SFAS 123 (R)), “Share-Based Payment,” on May 31, 2006, using the modified prospective application transition method. SFAS 123 (R) requires the fair value of stock options granted to be recognized as compensation cost in the consolidated statement of earnings, replacing the intrinsic value method of measuring compensation cost under which no share based compensation cost was required to be recognized in net earnings as long as options granted had an exercise price equal to the market value of the stock on the date of the grant. (See Share-Based Payment in Note D – Capital Stock.)

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

The Company reviewed all other significant newly issued accounting pronouncements, including:

•	SFAS 152 “Accounting for Real Estate Time Sharing Transactions”

•	SFAS 153 “Exchanges of Nonmonetary Assets”

•	SFAS 155 “Accounting for Certain Hybrid Financial Statements – an Amendment of FASB Statements No. 133 and 140”

•	SFAS 156 “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,”

and concluded that, other than those disclosed herein, no material impact is anticipated on the consolidated financial statements as a result of future adoption.

NOTE B - LONG-TERM DEBT

	December 12, 2006		May 30, 2006
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$—	$—	$—
Term Loans	8,649	23,911	8,926	27,992
Bullet Loan	—	3,000	—	3,000
Revolving Credit Loan	2,000	—	—	—

	$10,649	$26,911	$8,926	$30,992

The portion payable after one year matures as follows:

	December 12, 2006	May 30, 2006
	(in thousands)
Period ending in 2008	$10,765	$11,390
2009	5,734	6,937
2010	4,434	4,673
2011	3,458	4,076
2012	2,212	2,633
Subsequent to 2012	308	1,283

	$26,911	$30,992

The Construction Draw Facility (the Facility) is an unsecured draw credit line intended to finance new restaurant construction, under which $10,000,000 remained available to be borrowed as of December 12, 2006. Availability for borrowing under the Facility expires September 1, 2008, unless extended.

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

As of December 12, 2006, all amounts borrowed under the Facility had been converted to Term Loans (original notes totaling $66,500,000), the aggregate outstanding balance of which is $32,560,000. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.05 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $911,000, expiring in various periods ranging from February 2007 through October 2013. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts.

Any outstanding amount in the Construction Phase of the Facility that has not been converted into a Term Loan on September 1, 2008 shall mature and be payable at that time, unless the Facility is extended.

The Bullet Loan bears interest at a fixed rate of 5.57 percent. It matures and is payable in one installment on December 31, 2007. The real property of two Golden Corral restaurants having an approximate book value of $4,178,000 is encumbered by mortgages to secure the Bullet Loan.

The Revolving Credit Loan allows for borrowing of up to $5,000,000 to fund temporary working capital needs through September 1, 2008. The loan agreement requires a 30 consecutive day out-of-debt period each year. As of December 12, 2006, $2,000,000 had been borrowed against the Loan. Interest, currently a variable rate of 6.56 percent, is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a .25 percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to tangible net worth, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of December 12, 2006. As discussed in Other New Accounting Pronouncements in Note A – Accounting Policies, the adoption of SFAS 158 on May 29, 2007 will reduce the Company’s equity by an estimated $3,300,000, net of tax. The reduction in equity is not expected to violate the tangible net worth covenant. Compensating balances are not required by these loan agreements.

The fair values of any outstanding balances in the Construction Phase of the Construction Draw Facility or the Revolving Credit Loan approximate carrying value as of December 12, 2006 and May 30, 2006, as the provisions of the loan agreements call for variable rated interest. The fair value of the Bullet Loan also approximates carrying value. The fair values of the fixed rate Term Loans shown in the following table are based on fixed rates that would be available for loans with identical terms and maturities, if borrowed at December 12, 2006 and May 30, 2006.

	December 12, 2006		May 30, 2006
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Construction Draw Facility -
Term Loans	$32,560	$32,290	$36,918	$36,173

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LEASED PROPERTY

The Company’s policy is to own its restaurant locations whenever possible, however, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of December 12, 2006, 29 restaurants were in operation on non-owned premises, consisting of five capital leases (all of which are for Big Boy operations) and 24 operating leases (sixteen are for Big Boy operations and eight are for Golden Corral operations). On September 27, 2006, the Company completed acquisitions in fee simple of three Big Boy restaurant locations pursuant to purchase option rights granted under leasing arrangements. The aggregate cost was approximately $2,620,000. In addition, a Big Boy restaurant facility occupied pursuant to an operating lease at December 12, 2006 was acquired in fee simple for $733,000 on December 27, 2006.

Office space is occupied under an operating lease that expires during fiscal year 2013, which has renewal options available through fiscal year 2023. A purchase option is available in 2023 to acquire the office property in fee simple. Certain delivery equipment is held under capitalized lease expiring during periods through fiscal year 2013.

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	December 12, 2006	May 30, 2006
	(in thousands)
Restaurant facilities	$3,496	$3,942
Equipment	1,315	1,315

	4,811	5,257
Less accumulated amortization	(3,721)	(3,977)

	$1,090	$1,280

Rent expense under operating leases:

	28 weeks ended		12 weeks ended
	Dec. 12, 2006	Dec. 11, 2005	Dec. 12, 2006	Dec. 11, 2005
	(in thousands)
Minimum rentals	$1,169	$1,025	$459	$471
Contingent payments	26	28	14	15

	$1,195	$1,053	$473	$486

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending December 12,	Capitalized leases	Operating leases
	(in thousands)
2007	$2,212	$1,911
2008	820	1,898
2009	240	1,843
2010	205	1,425
2011	164	1,423
2012 to 2027	54	16,422

Total	3,695	$24,922

Amount representing interest	(381)

Present value of obligations	3,314
Portion due within one-year	(1,958)

Long-term obligations	$1,356

Not included in the above table is a contingent liability for the performance of a ground lease that the Company has assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

NOTE D - CAPITAL STOCK

The Company has two equity compensation plans adopted respectively in 1993 and 2003 under which certain employees and all non-employee directors of the Company are eligible to receive stock option grants.

2003 Stock Option and Incentive Plan

Shareholders approved the 2003 Stock Option and Incentive Plan (the “2003 Incentive Plan” or “Plan”) on October 6, 2003. The 2003 Incentive Plan provides for several forms of awards including stock options, stock appreciation rights, stock awards including restricted and unrestricted awards of stock, and performance awards. The Board of Directors adopted certain amendments in December 2006 to bring the Plan into compliance with the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code. No award shall be granted under the Plan on or after October 6, 2013 or after such earlier date on which the Board of Directors terminates the Plan. The maximum number of shares of common stock that the Plan may issue is 800,000, subject, however, to proportionate and equitable adjustments determined by the Compensation Committee of the Board of Directors (the Committee) as deemed necessary following the event of any equity restructuring that may occur.

The Plan provides that the total number of shares of common stock covered by options plus the number of stock appreciation rights granted to any one individual may not exceed 80,000 during any fiscal year. Additionally, no more than 80,000 shares of common stock may be issued in payment of performance awards denominated in shares, and no more than $1,000,000 in cash (or fair market value, if paid in shares) may be paid pursuant to performance awards denominated in dollars, granted to any one individual during any fiscal year if the awards are intended to qualify as performance based compensation. Employees of the Company and non-employee directors of the Company are eligible to be selected to participate in the Plan. Participation is based on selection by the Committee. Although there is no limit to the number of participants in the Plan, there are approximately 40 persons currently participating in the Plan.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - CAPITAL STOCK (CONTINUED)

Options to purchase shares of the Company’s common stock permit the holder to purchase a fixed number of shares at a fixed price. When options are granted, the Committee determines the number of shares subject to the option, the term of the option which may not exceed 10 years, the time or times when the option will become exercisable and the price per share that a participant must pay to exercise the option. No option will be granted with an exercise price that is less than 100 percent of fair market value on the date of the grant. The option price and obligatory withholding taxes may be paid pursuant to a “cashless” exercise/sale procedure involving the simultaneous sale of shares covered by the option by a broker

Stock appreciation rights (SAR’s) are rights to receive payment, in cash, shares of common stock or a combination of the two, equal to the excess of (1) the fair market value of a share of common stock on the date of exercise over (2) the price per share of common stock established in connection with the grant of the SAR (the reference price).

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

As of December 12, 2006, options to purchase 129,750 shares had been granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer (CEO). The Committee has determined that outstanding options belonging to the CEO vest six months from the date of grant, while outstanding options granted to other key employees vest in three equal annual installments. The Committee has further determined that outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause. As of December 12, 2006, 690,167 shares remain available to be optioned, including 19,917 shares granted that were subsequently forfeited, which are again available for grants in accordance with the “Re-Use of Shares” provision of the Plan.

No other awards - stock appreciation rights, restricted stock award, unrestricted stock award or performance award - have been granted under the 2003 Stock Option and Incentive Plan.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. In addition, the Board of Directors adopted certain amendments in December 2006 to bring the Plan into compliance with the American Jobs Creation Act of 2004 and section 409A of the Internal Revenue Code. As of December 12, 2006, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned to date, 316,818 remain outstanding as of December 12, 2006, 211,478 of which belong to the President and Chief Executive Officer.

All outstanding options under the 1993 Plan were granted at fair market value and expire 10 years from the date of grant. Outstanding options to the CEO vested in six months, while options granted to non-employee directors vested after one year. Outstanding options granted to other key employees vest in three equal annual installments. Stock appreciation rights are not provided for under the Amended Plan.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - CAPITAL STOCK (CONTINUED)

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

	28 weeks ended
	December 12, 2006		December 11, 2005
	No. of shares	Weighted avg. price per share	No. of shares	Weighted avg. price per share
Outstanding at beginning of year	412,988	$19.58	376,577	$18.90
Granted during the 28 weeks	45,250	$24.62	77,500	$24.50
Exercised during the 28 weeks	(23,503)	$18.27	(15,921)	$18.05
Expired during the 28 weeks	—	$—	—	$—
Forfeited during the 28 weeks	(10,417)	$24.79	(19,335)	$25.90

Outstanding at end of quarter	424,318	$20.06	418,821	$19.65

Exercisable at beginning of year	329,986	$18.19	283,903	$17.04

Exercisable at end of quarter	348,319	$18.92	315,319	$17.84

Stock options outstanding and exercisable as of December 12, 2006 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	70,229	$10.62	3.39 years
$13.01 to $18.00	56,168	$13.75	4.55 years
$18.01 to $24.20	134,671	$19.67	6.21 years
$24.21 to $30.13	163,250	$26.62	8.37 years

$ 8.31 to $30.13	424,318	$20.06	6.35 years

Exercisable:
$ 8.31 to $13.00	70,229	$10.62	—
$13.01 to $18.00	56,168	$13.75	—
$18.01 to $24.20	132,921	$19.62	—
$24.21 to $30.13	89,001	$27.68	—

$ 8.31 to $30.13	348,319	$18.92	—

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of October 31, 2006 (latest available data), 118,699 shares had been purchased through the plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of October 31, 2006, the custodian held 34,475 shares on behalf of employees.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - CAPITAL STOCK (CONTINUED)

Frisch’s Executive Savings Plan

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of December 12, 2006, 48,315 shares remained in the FESP reserve, including 10,589 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Share-Based Payment (Compensation Cost)

The Company adopted Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), “Share-Based Payment” on May 31, 2006. SFAS 123 (R) requires the fair value of stock options granted to be recognized as compensation cost. It applies to all awards granted on or after the adoption date, with compensation cost based on the fair value of the award on the date of the grant. The cost is recognized in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. In addition, because the Company elected the modified prospective application transition method in adopting SFAS 123 (R), compensation cost is also recognized in the 28 and twelve weeks ended December 12, 2006 for the portion of outstanding options vesting in the period that were granted prior to, but not yet vested as of the adoption date, based on the fair value of those awards as was calculated under the original provisions of SFAS 123 and the pro forma disclosures under Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure.”

The financial impact of adopting SFAS 123 (R) was mitigated by the Board of Directors’ approval of an amendment to the employment contract of the CEO to delete the provision for annual awards of stock options to be granted when certain levels of pretax earnings are achieved. (In its place, a provision was added allowing additional annual contributions to be made to the trust established for the benefit of the CEO under the Company’s Nondeferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies and Note E – Pension Plans) when certain levels of pretax earnings are achieved.) In addition, stock options granted in June 2006 to certain key employees were one-half the level granted during each of the previous two years, commensurate with lower pretax earnings achievements in the year ended May 30, 2006.

As a result of adopting SFAS 123 (R), compensation costs arising from stock options granted are shown below. Prior period results have not been restated.

	28 weeks December 12, 2006	12 weeks December 12, 2006
	(in thousands)
Charged to administrative and advertising expense	$144	$82
Tax benefit	49	28

Total share-based compensation cost, net of tax	$95	$54

Effect on basic earnings per share	$.02	$.01

Effect on diluted earnings per share	$.02	$.01

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - CAPITAL STOCK (CONTINUED)

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, the same method used to value options granted prior to May 31, 2006 for pro forma disclosures. The weighted average fair value of options granted during the 28 and twelve weeks ended December 12, 2006 was $6.38 and $6.20 respectively, developed with the following assumptions:

	28 weeks Dec. 12, 2006	12 weeks Dec. 12, 2006
Dividend yield	1.80%	1.80%
Expected volatility	25%	25%
Risk free interest rate	4.56%	4.56%
Expected lives	5 years	5 years

Dividend yield is based on the Company’s current dividend yield as being the best estimate of projected dividend yields within the contractual life of the options. Expected volatility is based on the historical volatility of the Company’s stock using the month end closing price of the previous five years. Risk free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. Expected life represents the period of time the options are expected to be outstanding based on historical exercise behavior.

As of December 12, 2006, there was $358,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of .85 years.

SFAS 123 (R) also requires that compensation cost be recognized in connection with the Company’s Employee Stock Purchase Plan (described earlier). The Company recognizes compensation cost on these options ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expensed is trued-up at the end of each period to reflect the actual number of shares issued. During the 28 weeks ended December 12, 2006, $20,000 was charged to expense related to the Plan.

Prior to May 31, 2006, the Company accounted for stock options using the intrinsic value method of measuring compensation expense prescribed by APB 25, as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” No stock based employee compensation cost was included in net income, as all options granted had an exercise price equal to the market value of the stock on the date of the grant. In accordance with SFAS 148, the following table presents the pro forma effect on net income and earnings per share if the Company had accounted for stock options using the fair value recognition provisions of SFAS 123 for the 28 and sixteen weeks ended December 11, 2005:

	28 weeks Dec. 11, 2005	12 weeks Dec. 11, 2005
	(in thousands, except per share data)
Net Income, as reported	$4,285	$1,683
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants, net of tax effects	193	96

Pro forma net income	$4,092	$1,587

Earnings per share
Basic – as reported	$0.85	$.33
Basic – pro forma	$0.81	$.31
Diluted – as reported	$0.83	$.33
Diluted – pro forma	$0.79	$.31

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - CAPITAL STOCK (CONTINUED)

The estimated pro forma stock-based employee compensation expense used in the above table was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	28 weeks Dec. 11, 2005	12 weeks Dec. 11, 2005
Dividend yield	1.80%	1.80%
Expected volatility	26%	26%
Risk free interest rate	3.87%	4.25%
Expected lives	5 years	5 years
Weighted average fair value of options granted	$6.19	$6.12

Treasury Stock

As of December 12, 2006, the Company’s treasury held 2,446,098 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through January 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
28 weeks ended:
December 12, 2006	5,078,387	$1.00	95,147	5,173,534	$0.98
December 11, 2005	5,061,406	$0.85	100,295	5,161,701	$0.83

Stock options to purchase 112,000 shares during the twenty-eight weeks ended December 12, 2006 and 100,000 shares during the twenty-eight weeks ended December 11, 2005 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

12 weeks ended:
December 12, 2006	5,081,612	$.55	101,592	5,183,204	$.54
December 11, 2005	5,066,385	$.33	95,881	5,162,266	$.33

Stock options to purchase 89,500 shares during the twelve weeks ended December 12, 2006 and 144,500 shares during the twelve weeks ended December 11, 2005 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The following table shows the components of net periodic pension cost for all periods presented in these consolidated financial statements:

	28 weeks ended		12 weeks ended
Net periodic pension cost components	Dec. 12, 2006	Dec. 11, 2005	Dec. 12, 2006	Dec. 11, 2005
	(in thousands)
Service cost	$820	$894	$351	$405
Interest cost	891	790	382	357
Expected return on plan assets	(1,053)	(1,068)	(451)	(484)
Amortization of prior service cost	16	38	7	17
Amortization of loss	244	269	105	126

Net periodic pension cost	$918	$923	$394	$421

Weighted average discount rate	6.25%	6.00%	6.25%	6.00%
Weighted average rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Weighted average expected long-term rate of return on plan assets	8.00%	8.50%	8.00%	8.50%

The Company is not required to make any contributions to the two qualified defined benefit pension plans for the year ending May 29, 2007. As tax deductible contributions are nevertheless permissible and are often deemed advisable, it is likely that the Company will contribute at least $1,000,000 to the Plans. Obligations to participants in the SERP are satisfied in the form of lump sum distributions upon the retirement of participants.

The Pension Protection Act (PPA) that was recently signed into law is not anticipated to have a major impact on the two qualified defined benefit plans maintained by the Company. The minimum funding rules have changed under PPA, but management does not anticipate needing to change the funding policy indicated above. At this time, the discount rate and mortality table that will ultimately determine the lump sum are not known. In the short run, it is anticipated that lump sums may increase due to a new mortality table and then decline as the new interest rate feature of PPA is phased in over the next five years.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) was $215,000 and $268,000 respectively, during the 28 weeks ended December 12, 2006 and December 11, 2005, and was $92,000 and $109,000 respectively, for the twelve weeks ended December 12, 2006 and December 11, 2005. Contributions of $308,000 and $367,000 respectively, were made to the Plan in December 2006 and December 2005. In addition, the President and Chief Executive Officer (CEO) has an employment contract that allows additional annual contributions to be made for the CEO’s benefit under the Non Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In the 28 weeks ended December 12, 2006 and December 11, 2005, matching contributions to the 401(k) plans amounted to $84,000 and $85,000 respectively, and were $37,000 and $36,000 respectively, during the twelve weeks ended December 12, 2006 and December 11, 2005. Matching contributions to FESP were $14,000 and $12,000 respectively, during the 28 weeks ended December 12, 2006 and December 11, 2005, and were $5,000 and $5,000 respectively, during the twelve weeks ended December 12, 2006 and December 11, 2005.

The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	28 weeks ended		12 weeks ended
	Dec. 12, 2006	Dec. 11, 2005	Dec. 12, 2006	Dec. 11, 2005
	(in thousands)
Sales
Big Boy	$102,010	$99,528	$45,605	44,394
Golden Corral	54,507	53,958	22,663	22,559

	$156,517	$153,486	$68,268	$66,953

Earnings before income taxes
Big Boy	$12,828	$12,033	$6,372	$5,559
Opening expense	(241)	(162)	(111)	(60)

Total Big Boy	12,587	11,871	6,261	5,499

Golden Corral	(382)	743	(119)	(542)
Opening expense	—	(969)	—	(310)

Total Golden Corral	(382)	(226)	(119)	(852)

Total restaurant level profit	12,205	11,645	6,142	4,647

Administrative expense	(4,018)	(4,377)	(1,823)	(1,788)
Franchise fees and other revenue	690	663	296	290
Gain on asset sales	250	—	250	—

Operating profit	9,127	7,931	4,865	3,149

Interest expense	(1,430)	(1,440)	(611)	(657)

Earnings before income taxes	$7,697	$6,491	$4,254	$2,492

Depreciation and amortization
Big Boy	$4,071	$4,072	$1,767	$1,785
Golden Corral	3,093	2,789	1,320	1,229

	$7,164	$6,861	$3,087	$3,014

Capital expenditures
Big Boy	$7,937	$6,004	$4,554	$3,203
Golden Corral	994	8,570	290	3,298

	$8,931	$14,574	$4,844	$6,501

	As of
	Dec. 12, 2006	May 30, 2006
Identifiable assets
Big Boy	$89,731	$87,709
Golden Corral	85,396	87,574

	$175,127	$175,283

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G – COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration, however, longer term agreements are also in place. Future minimum payments under these arrangements are $2,684,000, $2,244,000, $2,244,000, $2,244,000 and $2,244,000 respectively, for the periods ending December 12, 2007, 2008, 2009, 2010 and 2011, with $3,180,000 to be paid thereafter. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) In July 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees, and costs it claims is owed by the Company under the construction contract. The Company denied the claim and filed a counterclaim against the general contractor alleging defective construction and claiming damages, lost profits, interest and costs in an amount exceeding $1,000,000. In August 2006, the arbitration panel that heard the case awarded the Company $538,000 and denied the general contractor’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company is entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. The general contractor also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an application in the Cuyahoga County (Ohio) Common Pleas Court to confirm the arbitration panel’s original award. The general contractor responded by filing an application with the same court to vacate the award.

In August 2002, the Company filed a lawsuit against the architect that designed the defective restaurant building alleging negligent design and claiming damages, lost profits, interest and costs exceeding $2,500,000. In July 2003, the Company resolved all claims, counterclaims and cross claims against the trial court defendants, including the architect and the architect’s structural engineering consultant. The defendants agreed to pay the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full in July 2004 and the case was dismissed. The resolution between the Company and the trial court defendants is separate and apart from the on-going dispute between the general contractor and the Company.

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

The Company is subject to various other claims and suits that arise in the ordinary course of business. Management does not currently believe that any ultimate liability for such claims in excess of provisions already included in the consolidated financial statements will have a material impact on the Company’s earnings, cash flows or financial position.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

As of December 12, 2006, the Company has two outstanding letters of credit totaling $164,000 in support of its self- insurance program. There are no other outstanding letters of credit issued by the Company. An outstanding letter of credit for $162,000 was cancelled in November 2006. It had supported an environmental remediation plan for the restoration of certain land that the Company no longer owns, which was contaminated by a previous owner who can not be located. The Company expects to complete the remediation plan over the next eighteen months.

As of December 12, 2006, the Company operated 29 restaurants on non-owned properties. (See Note C – Leased Properties.) Certain of the leases provide for contingent rent payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

These three restaurants pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $2,656,000 and $2,662,000 respectively, during the 28 weeks ended December 12, 2006 and December 11, 2005, and was $1,204,000 and $1,173,000 respectively, during the twelve weeks ended December 12, 2006 and December 11, 2005. The amount owed to the Company from these restaurants was $111,000 and $121,000 respectively, as of December 12, 2006 and May 30, 2006. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

The Chairman of the Board of Directors (Jack C. Maier, deceased February 2005) from 1970 to 2005 had an employment agreement which contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, which is to be adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company, commenced in March 2005, and was subsequently increased to $18,141 in March 2006 to reflect the change in CPI. The present value of the long-term portion of the obligation approximating $1,353,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $135,000 is included in current liabilities in the consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) that are not historical facts are “forward-looking statements” as that item is defined in the Private Securities Litigation Reform Act of 1995. Such “forward-looking statements” are subject to risks, uncertainties and other factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied by those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed in this Form 10-Q under Part II, Item 1A. “Risk Factors.” “Forward-looking statements” can generally be identified in sentences that contain words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue,” “assumption(s),” “goal(s),” “target” and similar words that are used to convey “forward-looking statements” that are not historical or present facts.

All forward-looking information in this MD&A is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. The Company undertakes no obligation to update any forward-looking statements that may be contained in this MD&A.

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (the “Company”) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet style “Golden Corral” restaurants. As of December 12, 2006, 90 Big Boy restaurants and 34 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

The Company’s Second Quarter of Fiscal 2007 consists of the twelve weeks ended December 12, 2006, and compares with the twelve weeks ended December 11, 2005, which constituted the Second Quarter of Fiscal 2006. The First Half of Fiscal 2007 consists of the 28 weeks ended December 12, 2006, and compares with the 28 weeks ended December 11, 2005, which constituted the First Half of Fiscal 2006. The first half of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains 28 weeks, whereas the second half of the year normally contains only 24 weeks. The twelve-week third quarter in particular is usually a disproportionately smaller share of annual revenue and earnings because it spans most of the winter season from mid December through early March. Results of operations can be adversely affected by winter storms and are particularly vulnerable if severe winter weather should develop over a prolonged period. References to Fiscal 2007 refer to the 52 week year that will end on May 29, 2007.

Sales reached a record $68,268,000 during the Second Quarter of Fiscal 2007, as sales rose 2.0 percent or $1,315,000 higher than the Second Quarter of Fiscal 2006. Net earnings for the Second Quarter of Fiscal 2007 were a record $2,808,000, or diluted earnings per share (EPS) of $.54, which compares with $1,683,000, or diluted EPS of $.33 in the Second Quarter of Fiscal 2006. Most of the higher net earnings can be attributed to lower food and payroll costs as a percentage of sales, reflecting a generally favorable commodity environment together with management initiatives to contain payroll costs. Other factors contributing to the improvement in net earnings during the Second Quarter of Fiscal 2007:

•	Big Boy same store sales increased .9 percent above the Second Quarter of Fiscal 2006.

•	Golden Corral same store sales increased .6 percent above the Second Quarter of Fiscal 2006.

•	New store opening costs were $260,000 less than the Second Quarter of Fiscal 2006.

•	The sale of certain property in October 2006 yielded a pretax gain of $250,000.

Sales reached a record $156,517,000 during the First Half of Fiscal 2007, as sales rose 2.0 percent or $3,031,000 higher than the First Half of Fiscal 2006. Net earnings for the First Half of Fiscal 2007 were $5,080,000, or diluted EPS of $.98, which compares with $4,285,000, or diluted EPS of $.83 in the First Half of Fiscal 2006. While lower food and payroll costs (as a percentage of sales) along with the pretax gain from the sale of property that occurred in October 2006 contributed to the net earnings improvement, other noteworthy factors that impacted net earnings included:

•	Big Boy same store sales increased .9 percent above the First Half of Fiscal 2006.

•	Golden Corral same store sales decreased .9 percent below the First Half of Fiscal 2006.

•	New store opening costs were $890,000 less than the First Half of Fiscal 2006.

The Company adopted Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), “Share-Based Payment” on May 31, 2006. SFAS 123 (R) requires the fair value of stock options granted to be recognized as compensation cost. It applies to all stock option awards granted on or after the adoption date, with compensation cost based on the fair value of the award on the date of the grant. The cost is recognized in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. In addition, because the Company used the modified prospective application transition method in adopting SFAS 123 (R), compensation cost is also recognized for the portion of outstanding options vesting in the period that were granted prior to, but not yet vested, as of the adoption date.

Compensation expense associated with SFAS 123(R) is included in administrative and advertising expense in the consolidated statement of earnings. As a result, earnings before income taxes were $82,000 and $144,000 respectively lower during the Second Quarter of Fiscal 2007 and the First Half of Fiscal 2007 than if the Company were permitted to continue accounting for stock options using the intrinsic method of measuring stock based compensation as had been prescribed by APB 25. Basic and diluted earnings per share were $.01 and $.02 respectively lower for the Second Quarter of Fiscal 2007 and the First Half of Fiscal 2007 than if expensing of stock options were not required.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (SFAS 158) “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment to FASB Statements No. 87, 88, 106 and 131(R)” on September 30, 2006. SFAS 158 will be effective as of the end of Fiscal 2007. It will require the overfunded or underfunded status of defined benefit pension plans to be recognized as an asset or liability in the consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes future salary increases. If SFAS 158 had been effective as of the end of the prior fiscal year that ended on May 30, 2006, approximately $4,000,000 of net prepaid retirement plan cost would have had to be eliminated to establish the necessary liability approximating $1,000,000, reflecting underfunded status under SFAS 158. The net effect would have been to reduce the Company’s equity by an estimated $3,300,000, net of tax, effected through a charge to accumulated other comprehensive income.

On November 7, 2006, Ohio voters approved a mandate to annually increase the state’s minimum wage by amending the Ohio Constitution. Known as Issue 2, the following mandates were added to the Ohio Constitution effective January 1, 2007:

1	The minimum wage increased 33 percent from $5.15 per hour to $6.85 per hour.

2	The minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour.

3	All minimum wage rates will be automatically adjusted annually for inflation, based on changes in the consumer price index.

More than two thirds of the Company’s payroll costs are incurred in Ohio. The Company currently estimates that the first calendar year’s effect will add more than $3,500,000 to its operating costs. In response, the Company increased its menu prices in early January 2007 as follows: 2.4 percent for Big Boy and 2.1 percent for Golden Corral. The price increases were designed to incorporate the regular semi-annual price changes that would have been implemented anyway in February 2007. The January 2007 price increases were also introduced in non-Ohio stores to offset the increase in the federal minimum wage that is expected to be enacted before the end of January 2007.

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

	Second Quarter		First Half
	Dec. 12, 2006	Dec. 11, 2005	Dec. 12, 2006	Dec. 11, 2005
	(in thousands)
Big Boy restaurant sales	$43,303	$42,119	$96,701	$94,381
Wholesale sales to licensees	2,140	2,119	4,915	4,799
Other wholesale sales	162	156	394	349

Total Big Boy Sales	45,605	44,394	102,010	99,529

Golden Corral sales	22,663	22,559	54,507	53,957

Consolidated restaurant sales	$68,268	$66,953	$156,517	$153,486

Increased sales at Big Boy restaurants shown in the above table are primarily attributable to same store sales increases of .9 percent in the Second Quarter of Fiscal 2007 and .9 percent for the First Half of Fiscal 2007. The modest increases were the result of higher menu prices, which offset slightly lower customer counts. Same store customer counts were ..5 percent lower than the Second Quarter of Fiscal 2006. Same store customer counts in the First Half of Fiscal 2007 were .7 percent lower than the First Half of Fiscal 2006. Menu prices were increased 1.1 percent in September 2006, 1.1 percent in February 2006 and 1.4 percent in September 2005. Prices were increased 2.4 percent in January 2007 to offset anticipated higher costs associated with minimum wage increases.

The Company operates 90 Big Boy restaurants as of December 12, 2006, including a new one that opened in February 2006 and one that opened in July 2006 which replaced a restaurant that had been lost in an eminent domain proceeding. In addition, a Big Boy restaurant opened in October 2006 that replaced an older facility within the same market. Current plans call for two new Big Boy restaurants to open during the summer of 2007 in the Dayton, Ohio market. An aging restaurant facility in Cincinnati will be razed in the spring of 2007 to make way for a replacement structure on the same site that should be ready for business in August 2007. An older, low volume Big Boy restaurant was permanently closed in January 2007.

Increased sales at Golden Corral restaurants shown in the above table include a .6 percent same store sales increase in the Second Quarter of Fiscal 2007 and a .9 percent same store sales decrease for the First Half of Fiscal 2007. The .6 percent increase in the Second Quarter of Fiscal 2007 halted a string of twelve consecutive quarters of same store sales declines. Same store customer counts were 3.4 percent lower than the Second Quarter of Fiscal 2006. Same store customer counts in the First Half of Fiscal 2007 were 3.6 percent lower than the First Half of Fiscal 2006. A 3.2 percent menu price increase was put into place in late September 2006 and a .5 percent increase was implemented in February 2006. Prices were further increased by 2.1 percent in January 2007 to offset the effects of higher costs that will result from minimum wage increases.

Although no new Golden Corral restaurants have been opened since the Second Quarter of Fiscal 2006, the remainder of Golden Corral sales increases was nevertheless due to effects of having more restaurants in operation:

	Second Quarter		First Half
	2007	2006	2007	2006
In operation at beginning of period	34	32	34	30
Opened during the period	0	2	0	4
In operation at end of period	34	34	34	34
Total sales weeks during period	408	394	952	892

No new Golden Corral restaurants are currently under construction. Current plans call for one Golden Corral restaurant to open during the summer of 2007.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note F (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	Second Quarter		First Half
	Dec. 12, 2006	Dec. 11, 2005	Dec. 12, 2006	Dec. 11, 2005
	(in thousands)
Big Boy gross profit	$7,356	$6,563	$15,033	$14,256
Golden Corral gross profit (loss)	391	(362)	844	935

Total gross profit	$7,747	$6,201	$15,877	$15,191

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	12 weeks 12/12/06			12 weeks 12/11/05			28 weeks 12/12/06			28 weeks 12/11/05
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and Paper	34.3	32.0	38.8	35.1	32.5	40.2	34.7	32.3	39.4	34.9	32.6	39.3
Payroll and Related	32.8	34.3	29.9	33.2	34.0	31.6	32.9	34.5	29.8	33.1	34.2	31.0
Other Operating Costs (including opening costs)	21.6	17.6	29.6	22.5	18.7	29.8	22.2	18.5	29.2	22.1	18.9	28.0
Gross Profit	11.3	16.1	1.7	9.2	14.8	-1.6	10.2	14.7	1.6	9.9	14.3	1.7

Food cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral concept. The improved food cost percentages for all periods presented in both operating segments reflect cost stabilization of certain commodities combined with the effects of higher menu prices. However, the market for beef remains highly volatile, as import and export restrictions can cause wide cost fluctuations.

The downward movement in the payroll and related cost percentages in the above table for the Golden Corral segment is largely due to the combination of the effects of higher menu prices and reducing labor hours to a level that is more commensurate with sales volumes. There was no appreciable change in average pay rates for either Big Boy or Golden Corral for any of the periods presented in the above table. However, average pay rates in Ohio rose dramatically on January 1, 2007 effected by a significant increase in minimum wage rates mandated by Ohio voters. Additionally, it is anticipated that minimum wage legislation at the federal level will soon be enacted and signed into law, increasing labor costs for restaurants the Company operates in other states. The federal legislation is expected to increase the federal rate from $5.15 per hour to $7.25 per hour in three phases: $5.85 per hour 60 days after enactment, increasing to $6.55 per hour twelve months after the 60th day and ultimately to $7.25 per hour 24 months after the 60th day.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions) was $394,000 and $421,000 respectively, in the Second Quarter of Fiscal 2007 and the Second Quarter of Fiscal 2006. Net periodic pension cost was $918,000 and $923,000 respectively, in the First Half of Fiscal 2007 and the First Half of Fiscal 2006. The discount rate used to measure net periodic pension cost for all periods in Fiscal 2007 was 6.25 percent, up from 6.0 percent for all periods in Fiscal 2006. The expected rate of return on assets was 8.0 percent for all periods in Fiscal 2007, down from 8.5 percent for all periods in Fiscal 2006. The Company currently anticipates making a series of contributions totaling $1,000,000 to the pension trust for the plan year ending May 29, 2007.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; new restaurant opening costs and many other operating costs. As most of these expenses tend to be fixed costs, same store sales decreases cause these costs to be a higher percentage of sales. Prior to the Second Quarter of Fiscal 2007, the Golden Corral segment experienced twelve consecutive quarters of same store sales declines. Other operating costs are a much higher percentage of sales for the Golden Corral segment as sales volumes remain below expectation. The Golden Corral percentages would have been even higher if any new restaurants had been opened in Fiscal 2007. Last year, Golden Corral opening costs were $310,000 and $969,000 respectively, in the Second Quarter of Fiscal 2006 and the First Half of Fiscal 2006.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit while franchise fees and other revenue is added to it. Gains and losses from the sale of real property, if any, are then respectively added or subtracted.

Administrative and advertising expense increased $84,000 and decreased $234,000 respectively, in the Second Quarter of Fiscal 2007 and the First Half of Fiscal 2007 when compared with comparable periods a year ago. The increase for the Second Quarter of Fiscal 2007 is attributed primarily to recognition of stock based compensation costs. The decrease for the First Half of Fiscal 2007 is due to costs incurred last year associated with the hiring of a now former Chief Operating Officer (COO) and a charge to accrue for settlement of a legal matter, offset by this year’s charges for stock based compensation costs.

Revenue from franchise fees is based on sales of Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants and are recorded on the accrual method as earned. As of December 12, 2006 and December 11, 2005, 28 Big Boy restaurants were operating pursuant to licenses granted by the Company in exchange for which fees are paid to the Company. Other revenue also includes certain other fees earned from licensed restaurants along with miscellaneous rent and investment income.

During the Second Quarter of Fiscal 2007, a gain of $250,000 was recorded in connection with the sale of an older Big Boy restaurant that closed in October 2006. The restaurant closed in order to allow a new restaurant to be opened on a superior site within the same neighborhood.

Interest Expense

Interest expense did not change appreciably during any of the periods presented for Fiscal 2007 when compared with comparable Fiscal 2006 periods.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 34 percent throughout the First Half of Fiscal 2007. The effective rate was lowered from 35 percent to 34 percent during the Second Quarter of Fiscal 2006. These rates have been kept consistently low through the Company’s use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

December 12, 2006

	Payments due by period (in thousands)
	Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
Long-Term Debt	$37,561	$10,649	$10,765	$5,734	$4,434	$3,458	$2,521
Rent due under Capital Lease Obligations	3,695	2,212	820	240	205	164	54
1 Rent due under Operating Leases	24,922	1,911	1,898	1,843	1,425	1,423	16,422
2 Unconditional Purchase Obligations	17,823	5,667	2,244	2,244	2,244	2,244	3,180
3 Other Long-Term Obligations	1,859	221	224	227	231	234	722
Total Contractual Cash Obligations	85,860	20,660	15,951	10,288	8,539	7,523	22,899

1	Not included in the table is a contingent liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Statement No. 13, “Accounting for Leases,” as amended.
2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property pursuant to purchase option provisions in leases.
3	Deferred compensation liability.

The working capital deficit was $21,564,000 as of December 12, 2006 and was $18,973,000 as of September 19, 2006. The working capital deficit was $18,519,000 as of May 30, 2006. The increase reflects borrowing of $2,000,000 near the end of September 2006 against a $5,000,0000 working capital revolving line of credit. Amounts borrowed under the line of credit must be repaid in the near term. The borrowed funds were used to acquire in fee three Big Boy restaurants that had been previously leased. As of December 12, 2006, $10,000,000 remained available to be drawn upon a Construction Draw Credit Facility, which expires on September 1, 2008, unless extended. Additionally, $3,000,000 remains available under the working capital revolving line of credit through September 1, 2008, unless extended.

Operating Activities

Operating cash flows were $11,415,000 in the First Half of Fiscal 2007, which compares with $11,751,000 in the First Half of Fiscal 2006. Included in operating cash flows are normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which can and do often fluctuate widely. Management believes a better, more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus non cash expenses such as depreciation, losses on dispositions of assets and stock based compensation expense. This method yields $12,318,000 in cash flows from operating activities for the First Half of Fiscal 2007. The comparable amount in the First Half of Fiscal 2006 was $11,195,000.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $8,931,000 during the First Half of Fiscal 2007, a decrease of $5,644,000 from the First Half of Fiscal 2006. This year’s capital spending includes $7,937,000 for Big Boy restaurants and $994,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction, site acquisitions for expansion, existing restaurant facilities acquired in fee pursuant to purchase option provisions in lease agreements, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

Proceeds from the disposition of property included $398,000 from the sale of a Big Boy restaurant that closed in October 2006. The closed restaurant was replaced with a new restaurant on a superior site within the same market.

Financing Activities

Borrowing against credit lines amounted to $3,000,000 during the First Half of Fiscal 2007. Scheduled and other payments of long-term debt and capital lease obligations amounted to $5,557,000 during the First Half of Fiscal 2007. Regular quarterly cash dividends paid to shareholders totaled $1,117,000. Dividends declared but not paid as of December 12, 2006 totaled $561,000. The Company expects to continue its 46 year practice of paying regular quarterly cash dividends.

During the First Half of Fiscal 2007, employees acquired approximately 23,500 shares of the Company’s common stock pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $429,000. As of December 12, 2006, 424,000 shares granted under the Company’s two stock option plans remain outstanding, including 348,000 fully vested shares at a weighted average exercise price per share of $18.92. As of December 12, 2006, 696,000 shares remained available to be granted under these plans.

Other Information

Development agreements with Golden Corral Franchising Systems, Inc. (franchisor) grant the Company the rights to own and operate Golden Corral restaurants pursuant to a development schedule that calls for 63 restaurants to be in operation by December 31, 2011. As of December 12, 2006, 34 Golden Corral restaurants were in operation and none was under construction. No new Golden Corral restaurants have been opened since November 2005. The scale back in Golden Corral construction, with the concurrence of the franchisor, was initiated in order to use cash flow and credit facilities in a manner that strengthens the balance sheet and keeps interest costs in check, while allowing operations to focus on re-building same store sales. Current plans call for continuing to search for cost-effective sites to be developed when expansion is ready to resume. One promising site should be acquired and ready for construction in the spring of 2007. In addition, six Golden Corral restaurants are being remodeled in Fiscal 2007 at an average cost approaching $200,000 each.

A Big Boy restaurant that opened for business in October 2006 replaced an older facility within the same market and a Big Boy restaurant that opened in July 2006 in Richmond, Indiana replaced a restaurant that was lost to an eminent domain proceeding. No Big Boy restaurants are currently under construction. Current plans call for construction to begin in the spring of 2007 for two new restaurants in the Dayton, Ohio market and construction of a building to replace an aging restaurant in the Cincinnati market should be underway in May 2007. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year at an average cost of $75,000 per restaurant. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies. A typical kitchen redesign costs approximately $125,000.

Including land and land improvements, the cash required to build and equip each new restaurant currently ranges from $3,200,000 to $4,000,000 for a Golden Corral, and from $2,200,000 to $2,900,000 for a Big Boy. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. Pending agreements to acquire real property totaling $2,983,000 were in place as of December 12, 2006. Transactions to complete three of the four agreements were closed before December 31, 2006.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is becoming more frequently necessary to enter ground leases to obtain desirable land on which to build. Eight of the 34 Golden Corral restaurants now in operation were built on leased land. All of these leases are being accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended. As of December 12, 2006, the Company occupied a total of 29 restaurants pursuant to leases, five of which are capital leases under the provisions of SFAS 13. Three Big Boy restaurants that were continuing to be occupied on a month-to-month arrangement were acquired in fee on September 27, 2006 pursuant to the Company’s right to purchase the properties from the landlord. The aggregate purchase price was $2,620,000. In addition, a Big Boy restaurant facility occupied pursuant to an operating lease as of December 12, 2006 was acquired in fee on December 27, 2006.

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

Long-Lived Assets

Long-lived assets include property and equipment, goodwill and other intangible assets. Property and equipment typically approximates 85 to 90 percent of the Company’s total assets. Judgments and estimates are used to determine the carrying value of long-lived assets. This includes the assignment of appropriate useful lives, which affect depreciation and amortization expense. Capitalization policies are continually monitored to assure they remain appropriate.

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

Big Boy restaurants utilize centralized purchasing and food preparation provided through the Company’s commissary and food manufacturing plant. The Company believes the commissary operation ensures uniform product quality and safety, timeliness of distribution to restaurants and creates efficiencies that ultimately result in lower food and supply costs. The commissary operation does not supply Golden Corral restaurants.

Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, as supply is affected by import and export restrictions, supply versus demand, production levels and the impact of weather on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are normally for periods of one year or less but may have longer terms if favorable long-term pricing becomes available. Food supplies are generally plentiful and may be obtained from any number of suppliers, which mitigates the Company’s overall commodity price risk. Quality, timeliness of deliveries and price are the principal determinants of source. The Company does not use financial instruments as a hedge against changes in commodity pricing.

Except for items such as fresh produce and dairy products that are purchased from any number of local suppliers, the Golden Corral segment of the business currently purchases substantially all food, beverage and other menu items from the same vendor that Golden Corral Franchising Systems, Inc. (the Franchisor) uses in its operations. Deliveries are made two to three times per week. Other vendors could be available to provide products that meet the Franchisor’s specifications at comparable prices should the Company wish or need to make a change.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 12, 2006. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Control over Financial Reporting. The CEO and CFO have concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 12, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2002, Fortney filed a Demand for Arbitration against the Company seeking recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contended that it was owed this money by the Company under the terms of the General Construction Contract. The Company denied that it owed these monies to Fortney, and filed a counterclaim against Fortney that alleged defective construction and claimed damages, lost profits, interest and costs, in an amount exceeding $1,000,000. The arbitration hearing before the American Arbitration Association concluded February 28, 2006, with closing arguments held on June 30, 2006. On August 24, 2006, the arbitration panel awarded the Company $537,967 and denied Fortney’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company is entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. Fortney has also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an application in the Cuyahoga County (Ohio) Court of Common Pleas to confirm the arbitration panel’s original award. Fortney responded by filing an application with the same court to vacate the award.

In August 2002, the Company filed a lawsuit in the Stark County (Ohio) Court of Common Pleas against its former architect, LMH&T. The lawsuit alleged negligent design as a causal factor in the demise of the original structure. The Company sought damages including lost profits, interest, and costs exceeding $2,500,000. LMH&T brought into the lawsuit its structural engineering consultant, Maverick, as well as the Company’s soils consultant, Cowherd Banner Carlson Engineering, collectively, the trial court defendants. In July 2003, the Company resolved all claims, counterclaims, and cross-claims, against and involving the trial court defendants when LMH&T and Maverick, agreed to pay to the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full and the case was dismissed. The resolution between the Company and the trial court defendants is separate and apart from the on-going dispute between Fortney and the Company.

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

The Company is subject to various other claims and suits that arise in the ordinary course of business. Management does not currently believe that any ultimate liability for such claims in excess of provisions already included in the consolidated financial statements will have a material impact on the Company’s earnings, cash flows or financial position.

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

Governmental and Other Rules and Regulations

Governmental and other rules and regulations can pose significant risks to the Company. Examples include:

•	changes in environmental regulations that would significantly add to the Company’s costs

•	exposure to penalties for potential violations of numerous governmental regulations in general, and immigration (I-9) and minor labor regulations in particular

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements

•	legislation or court rulings that result in changes to tax codes that are adverse to the Company

•	changes in accounting standards imposed by governmental regulators or private governing bodies could adversely affect the Company’s financial position

•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly

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

Golden Corral Operations

The Company plans to continue expanding its Golden Corral operations. However, lower than expected revenue from the operation of Golden Corral restaurants has resulted in the Company’s decision to temporarily slow down expansion plans. Golden Corral same-store sales declines have been experienced for twelve of the last thirteen quarters, during which cash flows from Golden Corral operations have deteriorated. The ability of the Company to identify the root cause of the downturn, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk to the Company.

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

10 (f) Agreement to Purchase Stock between the Registrant and Frisch West Chester, Inc. dated June 1, 1988, filed as Exhibit 10 (f) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10 (g) Agreement to Purchase Stock between the Registrant and Frisch Hamilton West, Inc. dated February 19, 1988, filed as Exhibit 10 (g) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10 (h) Employment Agreement between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 14, 2006, is incorporated herein by reference. *

10 (i) First Amendment to the Employment Agreement (see Exhibit 10 (h) above) between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (j) Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (k) Second Amendment to the Frisch’s Executive Savings Plan effective July 28, 2004, filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference. *

10 (l) Third Amendment to the Frisch’s Executive Savings Plan effective June 7, 2005, filed as Exhibit 10 (j) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (m) Fourth Amendment to the Frisch’s Executive Savings Plan effective August 30, 2005, filed as Exhibit 10 (k) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (n) Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (o) Amendment No. 1 to Frisch’s Executive Retirement Plan (see Exhibit 10 (n) above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (p) 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10 (q) Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10 (p) above) effective September 26, 2006, filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference. *

10 (r) Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock option and Incentive Plan, filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference. *

10 (s) Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (t) Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (u) Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10 (v) First Amendment to Change of Control Agreement (see Exhibit 10 (u) above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10 (w) Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, W. Gary King, Karen F. Maier, Ken C. Hull, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley and certain other “highly compensated employees” (Grantors). *

10 (x) First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10 (w) above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (y) Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

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
DATE January 15, 2007

	BY	/s/ Donald H. Walker
Donald H. Walker Vice President – Finance, Treasurer and Principal Financial and Accounting Officer