Form 10-Q
period 2007-03-06
FRISCHS RESTAURANTS INC
filed 2007-04-12
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED March 6, 2007

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

The total number of shares outstanding of the issuer’s no par common stock, as of March 23, 2007 was: 5,106,087

TABLE OF CONTE NTS

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Forty weeks ended		Twelve weeks ended
	March 6, 2007	March 5, 2006	March 6, 2007	March 5, 2006

Sales	$221,968,379	$220,745,741	$65,451,505	$67,259,863

Cost of sales
Food and paper	77,213,602	77,317,462	22,824,288	23,702,867
Payroll and related	73,403,437	72,969,756	21,910,389	22,217,676
Other operating costs	48,745,320	48,715,459	13,986,988	14,787,158

	199,362,359	199,002,677	58,721,665	60,707,701

Gross profit	22,606,020	21,743,064	6,729,840	6,552,162

Administrative and advertising	11,177,026	11,158,025	3,487,951	3,234,766
Franchise fees and other revenue	(965,337)	(960,515)	(275,625)	(297,764)
(Gains) losses on sale of assets	(250,069)	(393,595)	—	(393,595)

Operating profit	12,644,400	11,939,149	3,517,514	4,008,755

Interest expense	2,046,177	2,104,649	616,517	665,057

Earnings before income taxes	10,598,223	9,834,500	2,900,997	3,343,698

Income taxes	3,603,000	3,344,000	986,000	1,138,000

Net Earnings	$6,995,223	$6,490,500	$1,914,997	$2,205,698

Earnings per share (EPS) of common stock:

Basic net earnings per share	$1.38	$1.28	$.38	$.43

Diluted net earnings per share	$1.35	$1.26	$.37	$.43

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	March 6, 2007 (unaudited)	May 30, 2006
Current assets
Cash	$389,141	$815,346
Trade and other receivables	1,861,288	1,538,024
Inventories	5,486,219	4,791,898
Prepaid expenses and sundry deposits	3,557,036	2,795,444
Prepaid and deferred income taxes	1,418,674	2,122,544

Total current assets	12,712,358	12,063,256

Property and equipment
Land and improvements	64,647,113	60,691,775
Buildings	87,039,576	84,830,307
Equipment and fixtures	88,202,968	89,151,961
Leasehold improvements and buildings on leased land	28,871,323	28,171,132
Capitalized leases	4,810,895	5,257,019
Construction in progress	3,597,219	2,211,659

	277,169,094	270,313,853
Less accumulated depreciation and amortization	120,022,268	115,943,839

Net property and equipment	157,146,826	154,370,014

Other assets
Goodwill	740,644	740,644
Other intangible assets	1,329,109	1,383,729
Investments in land	2,240,155	2,272,405
Property held for sale	1,170,598	805,784
Other	2,843,318	3,646,989

Total other assets	8,323,824	8,849,551

Total assets	$178,183,008	$175,282,821

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 6, 2007 (unaudited)	May 30, 2006
Current liabilities
Long-term obligations due within one year
Long-term debt	$11,476,584	$8,926,194
Obligations under capitalized leases	1,944,416	388,222
Self insurance	830,656	856,962
Accounts payable	10,267,853	10,330,378
Accrued expenses	9,295,312	9,639,747
Income taxes	276,223	441,045

Total current liabilities	34,091,044	30,582,548

Long-term obligations
Long-term debt	26,880,065	30,991,636
Obligations under capitalized leases	1,276,479	3,125,742
Self insurance	1,457,595	1,549,499
Deferred income taxes	3,560,022	4,496,802
Deferred compensation and other	4,027,508	3,855,158

Total long-term obligations	37,201,669	44,018,837

Commitments	—	—

Shareholders’ equity
Capital stock
Preferred stock—authorized, 3,000,000 shares without par value; none issued	—	—
Common stock—authorized, 12,000,000 shares without par value; issued, 7,551,851 and 7,521,930 shares—stated value—$1	7,551,851	7,521,930
Additional contributed capital	63,372,133	62,531,311

	70,923,984	70,053,241

Retained earnings	68,737,848	63,420,622

	139,661,832	133,473,863
Less cost of treasury stock (2,445,764 and 2,447,323 shares)	32,771,537	32,792,427

Total shareholders’ equity	106,890,295	100,681,436

Total liabilities and shareholders’ equity	$178,183,008	$175,282,821

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Forty weeks ended March 6, 2007 and March 5, 2006

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Retained earnings	Treasury shares	Total
Balance at May 29, 2005	7,505,176	62,226,047	56,490,185	(32,820,158)	93,401,250
Net earnings for forty weeks	—	—	6,490,500	—	6,490,500
Stock options exercised—new shares issued	15,921	271,476	—	—	287,397
Tax benefit from stock options exercised	—	32,496	—	—	32,496
Treasury shares re-issued	—	24,098	—	27,731	51,829
Employee stock purchase plan	—	(22,725)	—	—	(22,725)
Cash dividends—$.33 per share	—	—	(1,671,212)	—	(1,671,212)

Balance at March 5, 2006	7,521,097	62,531,392	61,309,473	(32,792,427)	98,569,535

Net earnings for twelve weeks, plus 2 days	—	—	2,669,265	—	2,669,265
Stock options exercised—new shares issued	833	14,944	—	—	15,777
Tax benefit from stock options exercised	—	1,592	—	—	1,592
Employee stock purchase plan	—	(16,617)	—	—	(16,617)
Cash dividends—$.11 per share	—	—	(558,116)	—	(558,116)

Balance at May 30, 2006	7,521,930	62,531,311	63,420,622	(32,792,427)	100,681,436

Net earnings for forty weeks	—	—	6,995,223	—	6,995,223
Stock options exercised—new shares issued	29,921	510,192	—	—	540,113
Stock options exercised—treasury shares re-issued	—	1,800	—	4,475	6,275
Excess tax benefit from stock-based compensation	—	81,157	—	—	81,157
Stock-based compensation expense	—	231,120	—	—	231,120
Other treasury shares re-issued	—	12,465	—	16,415	28,880
Employee stock purchase plan	—	4,088	—	—	4,088
Cash dividends—$.33 per share	—	—	(1,677,997)	—	(1,677,997)

Balance at March 6, 2007	$7,551,851	$63,372,133	$68,737,848	$(32,771,537)	$106,890,295

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Forty weeks ended March 6, 2007 and March 5, 2006

(unaudited)

	March 6, 2007	March 5, 2006

Cash flows provided by (used in) operating activities:
Net earnings	$6,995,223	$6,490,500
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	10,413,172	9,886,424
Loss (gain) on disposition of assets, including abandonments	(21,234)	(58,936)
Stock-based compensation expense	231,120	—

	17,618,281	16,317,988
Changes in assets and liabilities:
Trade and other receivables	(323,264)	(851,498)
Inventories	(694,321)	(76,304)
Prepaid expenses and sundry deposits	(761,592)	148,214
Other assets	190,060	544,982
Prepaid, accrued and deferred income taxes	(316,575)	(1,224,342)
Excess tax benefit from stock-based compensation	(81,157)	—
Tax benefit from stock options exercised	—	32,496
Accounts payable	(62,525)	(1,110,332)
Accrued expenses	(344,435)	836,839
Self insurance	(118,210)	(92,406)
Deferred compensation and other liabilities	172,350	405,203

	(2,339,669)	(1,387,148)

Net cash provided by operating activities	15,278,612	14,930,840

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(13,123,681)	(16,084,603)
Proceeds from disposition of property	409,035	356,575
Change in other assets	(118,437)	(1,372,783)

Net cash (used in) investing activities	(12,833,083)	(17,100,811)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	6,000,000	11,000,000
Payment of long-term debt and capital lease obligations	(7,854,250)	(7,247,742)
Cash dividends paid	(1,677,997)	(1,671,212)
Proceeds from stock options exercised - new shares issued	540,113	287,397
Proceeds from stock options exercised - treasury shares re-issued	6,275	—
Excess tax benefit from stock-based compensation	81,157	—
Other treasury shares re-issued	28,880	51,829
Employee stock purchase plan	4,088	(22,725)

Net cash (used in) provided by financing activities	(2,871,734)	2,397,547

Net (decrease) increase in cash and equivalents	(426,205)	227,576
Cash and equivalents at beginning of year	815,346	306,300

Cash and equivalents at end of quarter	$389,141	$533,876

Supplemental disclosures:
Interest paid	$2,223,278	$2,394,150
Income taxes paid	4,913,362	4,536,248
Income taxes refunded	993,787	401

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2007, Ended March 6, 2007

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

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Tuesday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, the additional week needed to make a 53 week year is added to the fourth quarter, resulting in a thirteen week fourth quarter. The year that will begin on Wednesday, May 30, 2007 and end on Tuesday, June 3, 2008 will contain 53 weeks, which will include a thirteen week fourth quarter.

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of March 6, 2007 and May 30, 2006. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for one new Big Boy restaurant that was under construction as of March 6, 2007 totaled approximately $1,766,000. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $38,000 and $133,000 respectively, for the 40 weeks ended March 6, 2007 and March 5, 2006, and was zero and $46,000 respectively, for the twelve weeks ended March 6, 2007 and March 5, 2006. No pending agreements to acquire real property were in place as of March 6, 2007.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Impairment of Assets

Under Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” management considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment. Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or the judgment of management based upon its past experience in disposing of unprofitable restaurant properties.

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

SFAS 13 also requires rent to be recognized during that part of the term of the lease when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while the restaurant is being constructed on leased land. The Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” on October 6, 2005. This FSP requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. The capitalization of such “rent holidays” had to cease upon application of the FSP to the first reporting period beginning after December 15, 2005. Earlier application being permitted, the Company elected to cease capitalizing “rent holidays” effective with the fiscal quarter that began September 19, 2005 (the second quarter of fiscal year 2006).

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of March 6, 2007 and May 30, 2006, the carrying amount of goodwill acquired in prior years was $741,000.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant. This equates to $91,000 per year in each of the next five years for the 34 Golden Corral restaurants in operation as of March 6, 2007. Amortization for the 40 weeks ended March 6, 2007 and March 5, 2006 was $70,000 and $66,000 respectively, and was $21,000 and $21,000 respectively, for the twelve weeks ended March 6, 2007 and March 5, 2006. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	March 6, 2007	May 30, 2006
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,360	$1,360
Less accumulated amortization	(406)	(336)

Carrying amount of Golden Corral initial franchise fees subject to amortization	954	1,024

Current portion of Golden Corral initial franchise fees subject to amortization	(91)	(91)
Golden Corral fees not yet subject to amortization	320	305

Other intangible assets	146	146

Total other intangible assets	$1,329	$1,384

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to other operating costs as incurred.

Revenue Recognition

Revenue from restaurant operations is recognized upon receipt of payment from customers at the time of the sale. Revenue from the sale of commissary products to Big Boy restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on sales of Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, ordinarily upon the execution of the license agreement, in consideration of the Company’s services to that time.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Under the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement,” the Company may either present sales in the consolidated statement of earnings on a gross (include tax collections in revenue and remittances in costs) or a net (exclude taxes from revenue and costs) basis. The Company’s policy has always been to report on a net basis, which excludes taxes from revenue and costs.

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

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to other operating costs as incurred:

	40 weeks ended		12 weeks ended
	Mar. 6, 2007	Mar. 5, 2006	Mar. 6, 2007	Mar. 5, 2006
		(in thousands)
Golden Corral	$—	$1,117	$—	$147
Big Boy	241	263	—	102

	$241	$1,380	$—	$249

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

Self Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Active claims management and post accident drug testing in recent years has effected vast improvements in claims experience. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance liabilities as deemed appropriate based on claims experience. Below is a summary of reductions to the self-insurance liabilities that were credited to earnings:

40 weeks ended		12 weeks ended
Mar. 6, 2007	Mar. 5, 2006	Mar. 6, 2007	Mar. 5, 2006
	(in thousands)
$554	$616	$127	$242

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

Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year that will end June 2, 2009). In addition to defining fair value, SFAS 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities,” is also effective for fiscal years beginning after November 15, 2007. It provides an option of whether to report selected financial assets and liabilities at fair value. The Company has yet to evaluate the impact of SFAS 157 or SFAS 159 on its financial statements.

Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R),” was issued September 30, 2006. SFAS 158 will be effective as of the end of the Company’s current fiscal year that will end May 29, 2007. It will require recognition of the overfunded or underfunded status of defined benefit pension plans as an asset or liability in the consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes future salary increases. Current estimates indicate that a liability approximating $1,450,000 will need to be recorded at May 29, 2007, reflecting underfunded status under SFAS 158. Establishing the liability will require a reduction in the Company’s equity by an estimated $3,200,000, net of tax, effected through a charge to accumulated other comprehensive income.

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

NOTE B – LONG-TERM DEBT

	March 6, 2007		May 30, 2006
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
		(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$3,000	$—	$—
Term Loans	8,618	21,739	8,926	27,992
Bullet Loan	859	2,141	—	3,000
Revolving Credit Loan	2,000	—	—	—

	$11,477	$26,880	$8,926	$30,992

The portion payable after one year matures as follows:

	March 6, 2006	May 30, 2006

	(in thousands)
Period ending in 2009	$11,329	$11,390
2010	6,161	6,937
2011	4,466	4,673
2012	3,003	4,076
2013	1,788	2,633
Subsequent to 2013	133	1,283

	$26,880	$30,992

The Construction Draw Facility (the Facility) is an unsecured draw credit line intended to finance new restaurant construction, under which $7,000,000 remained available to be borrowed as of March 6, 2007. Availability for borrowing under the Facility expires September 1, 2008, unless extended.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – LONG TERM DEBT (CONTINUED)

The maximum amount that may borrowed under the Facility is $76,500,000, of which $69,500,000 had been cumulatively borrowed as of March 6, 2007. The aggregate outstanding balance under the Facility is $33,357,000, consisting of $3,000,000 in the Construction Phase and $30,357,000 remaining due on original Term Loans of $66,500,000. (Five of the original Term Loans totaling $8,000,000 have now been retired.) All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.03 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $863,000, expiring in various periods ranging from October 2007 through October 2013. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. The $3,000,000 outstanding balance in the Construction Phase is currently subject to variably rated interest of 6.56 percent per annum through May 15, 2007. Any outstanding amount in the Construction Phase of the Facility that has not been converted into a Term Loan on September 1, 2008 shall mature and be payable at that time, unless the Facility is extended.

The Bullet Loan was converted into a term loan to be effective March 15, 2007. The provisions of the term loan call for 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate. The real property of two Golden Corral restaurants having an approximate book value of $4,160,000 is encumbered by mortgages to secure the Bullet Loan.

The Revolving Credit Loan allows for borrowing of up to $5,000,000 to fund temporary working capital needs through September 1, 2008. The loan agreement requires a 30 consecutive day out-of-debt period each year. As of March 6, 2007, $2,000,000 had been borrowed against the Loan. Interest, currently payable at a variable rate of 6.56 percent through April 26, 2007, is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a .25 percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to tangible net worth, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of March 6, 2007. As discussed in Other New Accounting Pronouncements in Note A – Accounting Policies, the adoption of SFAS 158 on May 29, 2007 will reduce the Company’s equity by an estimated $3,200,000, net of tax. The reduction in equity is not expected to violate the tangible net worth covenant. Compensating balances are not required by these loan agreements.

The fair values of any outstanding balances in the Construction Phase of the Construction Draw Facility or the Revolving Credit Loan approximate carrying value as of March 6, 2007 and May 30, 2006, as the provisions of the loan agreements call for variable rated interest. The fair value of the Bullet Loan also approximates carrying value. The fair values of the fixed rate Term Loans shown in the following table are based on fixed rates that would be available for loans with identical terms and maturities, if borrowed at March 6, 2007 and May 30, 2006.

	March 6, 2007		May 30, 2006
	Carrying value	Fair value	Carrying value	Fair value
		(in thousands)
Construction Draw Facility -
Term Loans	$30,357	$30,121	$36,918	$36,173

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C – LEASED PROPERTY

The Company’s policy is to own its restaurant locations whenever possible, however, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to fifteen years, and/or have favorable purchase options. As of March 6, 2007, 28 restaurants were in operation on non-owned premises, consisting of five capital leases (all of which are for Big Boy operations) and 23 operating leases (fifteen are for Big Boy operations and eight are for Golden Corral operations). On September 27, 2006, the Company completed acquisitions in fee simple of three Big Boy restaurant locations pursuant to purchase option rights granted under leasing arrangements. The aggregate cost was approximately $2,620,000. In addition, another Big Boy restaurant facility occupied pursuant to an operating lease was acquired in fee simple for $733,000 on December 27, 2006. Three of the five capital leases identified above will expire on October 31, 2007, after which the Company intends to exercise its options to purchase the properties in fee simple. The purchase prices have yet to be determined.

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

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	March 6, 2007	May 30, 2006
	(in thousands)
Restaurant facilities	$3,496	$3,942
Equipment	1,315	1,315

	4,811	5,257
Less accumulated amortization	(3,812)	(3,977)

	$999	$1,280

Rent expense under operating leases:

	40 weeks ended		12 weeks ended
	Mar. 6, 2007	Mar. 5, 2006	Mar. 6, 2007	Mar. 5, 2006
		(in thousands)
Minimum rentals	$1,607	$1,501	$438	$476
Contingent payments	37	39	11	11

	$1,644	$1,540	$449	$487

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C – LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases, including residual value guarantees on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending March 6,	Capitalized leases	Operating leases
	(in thousands)
2008	$2,148	$1,868
2009	785	1,875
2010	230	1,753
2011	205	1,405
2012	132	1,428
2013 to 2027	34	16,054

Total	3,534	$24,383

Amount representing interest	(314)

Present value of obligations	3,220
Portion due within one-year	(1,944)

Long-term obligations	$1,276

Not included in the above table is a contingent liability for the performance of a ground lease that the Company has assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

NOTE D – CAPITAL STOCK

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – CAPITAL STOCK (CONTINUED)

Options to purchase shares of the Company’s common stock permit the holder to purchase a fixed number of shares at a fixed price. When options are granted, the Committee determines the number of shares subject to the option, the term of the option which may not exceed 10 years, the time or times when the option will become exercisable and the price per share that a participant must pay to exercise the option. No option will be granted with an exercise price that is less than 100 percent of fair market value on the date of the grant. The option price and obligatory withholding taxes may be paid pursuant to a “cashless” exercise/sale procedure involving the simultaneous sale by a broker of shares covered by the option.

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

As of March 6, 2007, options to purchase 129,750 shares had been cumulatively granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer (CEO). The Committee has determined that outstanding options belonging to the CEO vest six months from the date of grant, while outstanding options granted to other key employees vest in three equal annual installments. The Committee has further determined that outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause. As of March 6, 2007, 690,167 shares remain available to be optioned, including 19,917 shares granted that were subsequently forfeited, which are again available for grants in accordance with the “Re-Use of Shares” provision of the Plan. There were 107,500 options outstanding as of March 6, 2007.

No other awards - stock appreciation rights, restricted stock award, unrestricted stock award or performance award—have been granted under the 2003 Stock Option and Incentive Plan.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. In addition, the Board of Directors adopted certain amendments in December 2006 to bring the Plan into compliance with the American Jobs Creation Act of 2004 and section 409A of the Internal Revenue Code. As of March 6, 2007, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned to date, 310,066 remain outstanding as of March 6, 2007, 211,478 of which belong to the President and Chief Executive Officer.

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

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of March 6, 2007:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	412,988	$19.58
Granted	45,250	$24.62
Exercised	(30,255)	$18.06
Forfeited or expired	(10,417)	$24.79

Outstanding at end of quarter	417,566	$20.10	6.11	$3,848

Exercisable at end of quarter	341,567	$18.95	5.53	$3,538

The intrinsic value of stock options exercised during the 40 weeks ended March 6, 2007 and March 5, 2006 was $239,000 and $96,000, respectively.

Stock options outstanding and exercisable as of March 6, 2007 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	69,479	$10.62	3.14 years
$13.01 to $18.00	55,501	$13.76	4.30 years
$18.01 to $24.20	129,336	$19.70	5.95 years
$24.21 to $30.13	163,250	$26.62	8.12 years

$ 8.31 to $30.13	417,566	$20.10	6.11 years

Exercisable:
$ 8.31 to $13.00	69,479	$10.62	3.14 years
$13.01 to $18.00	55,501	$13.76	4.30 years
$18.01 to $24.20	127,586	$19.65	5.91 years
$24.21 to $30.13	89,001	$27.68	7.63 years

$ 8.31 to $30.13	341,567	$18.95	5.53 years

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

Frisch’s Executive Savings Plan

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of March 6, 2007, 48,315 shares remained in the FESP reserve, including 10,878 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Share-Based Payment (Compensation Cost)

The Company adopted Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), “Share-Based Payment” on May 31, 2006. SFAS 123 (R) requires the fair value of stock options granted to be recognized as compensation cost. It applies to all awards granted on or after the adoption date, with compensation cost based on the fair value of the award on the date of the grant. The cost is recognized in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. In addition, because the Company elected the modified prospective application transition method in adopting SFAS 123 (R), compensation cost is also recognized in the 40 and twelve weeks ended March 6, 2007 for the portion of outstanding options vesting in the period that were granted prior to, but not yet vested as of the adoption date, based on the fair value of those awards as was calculated under the original provisions of SFAS 123 and the pro forma disclosures under Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure.”

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

	40 weeks March 6, 2007	12 weeks March 6, 2007
	(in thousands)
Charged to administrative and advertising expense	$231	$87
Tax benefit	79	30

Total share-based compensation cost, net of tax	$152	$57

Effect on basic earnings per share	$.03	$.01

Effect on diluted earnings per share	$.03	$.01

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, the same method used to value options granted prior to May 31, 2006 for pro forma disclosures. No options were granted during the twelve weeks ended March 6, 2007. The weighted average fair value of options granted during the 40 weeks ended March 6, 2007 was $6.38, developed with the following assumptions:

	40 weeks Mar. 6, 2007
Dividend yield	1.80%
Expected volatility	25%
Risk free interest rate	4.56%
Expected lives	5 years

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

As of March 6, 2007, there was $273,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of .79 years.

SFAS 123 (R) also requires that compensation cost be recognized in connection with the Company’s Employee Stock Purchase Plan (described earlier). The Company recognizes compensation cost on these shares ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expensed is trued-up at the end of each period to reflect the actual number of shares issued. During the 40 weeks ended March 6, 2007, $29,000 was charged to expense related to the Plan.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – CAPITAL STOCK (CONTINUED)

Prior to May 31, 2006, the Company accounted for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” No stock based employee compensation cost was included in net income, as all options granted had an exercise price equal to the market value of the stock on the date of the grant. In accordance with SFAS 148, the following table presents the pro forma effect on net income and earnings per share if the Company had accounted for stock options using the fair value recognition provisions of SFAS 123 for the 40 and twelve weeks ended March 5, 2006:

	40 weeks Mar. 5, 2006	12 weeks Mar. 5, 2006

	(in thousands, except per share data)
Net Income, as reported	$6,491	$2,206
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants, net of tax effects	239	46

Pro forma net income	$6,252	$2,160

Earnings per share
Basic – as reported	$1.28	$.43
Basic – pro forma	$1.23	$.43

Diluted – as reported	$1.26	$.43
Diluted – pro forma	$1.21	$.42

The estimated pro forma stock-based employee compensation expense used in the above table was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	40 weeks Mar. 5, 2006	12 weeks Mar. 5, 2006
Dividend yield	1.80%	1.80%
Expected volatility	26%	26%
Risk free interest rate	3.87%	3.87%
Expected lives	5 years	5 years
Weighted average fair value of options granted	$6.19	$6.19

Treasury Stock

As of March 6, 2007, the Company’s treasury held 2,445,764 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through January 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

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

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
40 weeks ended:

March 6, 2007	5,085,488	$1.38	107,791	5,193,279	$1.35
March 5, 2006	5,065,117	$1.28	95,824	5,160,941	$1.26

Stock options to purchase 33,500 shares during the forty weeks ended March 6, 2007 and 143,500 shares during the forty weeks ended March 5, 2006 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

12 weeks ended:

March 6, 2007	5,102,058	$.38	132,573	5,234,631	$.37
March 5, 2006	5,073,774	$.43	86,319	5,160,093	$.43

Stock options to purchase 33,500 shares during the twelve weeks ended March 6, 2007 and 143,500 shares during the twelve weeks ended March 5, 2006 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

NOTE E – PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The following table shows the components of net periodic pension cost for all periods presented in these consolidated financial statements:

	40 weeks ended		12 weeks ended
Net periodic pension cost components	Mar. 6, 2007	Mar. 5, 2006	Mar. 6, 2007	Mar. 5, 2006
		(in thousands)
Service cost	$1,172	$1,299	$352	$391
Interest cost	1,272	1,165	381	351
Expected return on plan assets	(1,504)	(1,561)	(451)	(470)
Amortization of prior service cost	23	56	7	17
Amortization of loss	348	362	104	109

Net periodic pension cost	$1,311	$1,321	$393	$398

Weighted average discount rate	6.25%	6.00%	6.25%	6.00%
Weighted average rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Weighted average expected long-term rate of return on plan assets	8.00%	8.50%	8.00%	8.50%

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E – PENSION PLANS (CONTINUED)

The Company is not required to make any contributions to the two qualified defined benefit pension plans for the year ending May 29, 2007. As tax deductible contributions are nevertheless permissible and are often deemed advisable, it is likely that the Company will contribute at least $1,000,000 to the Plans, including $300,000 contributed through March 6, 2007. Obligations to participants in the SERP are satisfied in the form of lump sum distributions upon the retirement of participants.

The Pension Protection Act (PPA) that was recently signed into law is not anticipated to have a major impact on the two qualified defined benefit plans maintained by the Company. The minimum funding rules have changed under PPA, but management does not anticipate needing to change its funding policy (see Benefit Plans in Note A – Accounting Policies). At this time, the discount rate and mortality table that will ultimately determine the lump sum are not known. In the short run, it is anticipated that lump sums may increase due to a new mortality table and then decline as the new interest rate feature of PPA is phased in over the next five years.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) was $261,000 and $329,000 respectively, during the 40 weeks ended March 6, 2007 and March 5, 2006, and was $46,000 and $61,000 respectively, for the twelve weeks ended March 6, 2007 and March 5, 2006. Contributions of $308,000 and $367,000 respectively, were made to the Plan in December 2006 and December 2005. In addition, the President and Chief Executive Officer (CEO) has an employment contract that allows additional annual contributions to be made for the CEO’s benefit under the Non Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved. Based accordingly on the Company’s pretax earnings, $46,000 was included in the CEO’s incentive compensation for the fiscal year that ended May 30, 2006.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In the 40 weeks ended March 6, 2007 and March 5, 2006, matching contributions to the 401(k) plans amounted to $120,000 and $120,000 respectively, and were $36,000 and $35,000 respectively, during the twelve weeks ended March 6, 2007 and March 5, 2006. Matching contributions to FESP were $19,000 and $17,000 respectively, during the 40 weeks ended March 6, 2007 and March 5, 2006, and were $5,000 and $5,000 respectively, during the twelve weeks ended March 6, 2007 and March 5, 2006.

The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F – SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	40 weeks ended		12 weeks ended
	Mar. 6, 2007	Mar. 5, 2006	Mar. 6, 2007	Mar. 5, 2006
		(in thousands)
Sales
Big Boy	$144,760	$142,287	$42,751	42,759
Golden Corral	77,208	78,459	22,701	24,501

	$221,968	$220,746	$65,452	$67,260

Earnings before income taxes
Big Boy	$17,779	$17,165	$4,952	$5,132
Opening expense	(241)	(263)	—	(102)

Total Big Boy	17,538	16,902	4,952	5,030

Golden Corral	(151)	841	231	97
Opening expense	—	(1,117)	—	(147)

Total Golden Corral	(151)	(276)	231	(50)

Total restaurant level profit	17,387	16,626	5,183	4,980

Administrative expense	(5,958)	(6,042)	(1,941)	(1,663)
Franchise fees and other revenue	965	961	276	298
Gain on asset sales	250	394	—	394

Operating profit	12,644	11,939	3,518	4,009

Interest expense	(2,046)	(2,105)	(617)	(665)

Earnings before income taxes	$10,598	$9,834	$2,901	$3,344

Depreciation and amortization
Big Boy	$5,951	$5,836	$1,880	$1,764
Golden Corral	4,462	4,050	1,369	1,261

	$10,413	$9,886	$3,249	$3,025

Capital expenditures
Big Boy	$10,865	$8,546	$2,929	$2,542
Golden Corral	2,259	7,539	1,264	234

	$13,124	$16,085	$4,193	$2,776

	As of
	Mar. 6, 2007	May 30, 2006
Identifiable assets
Big Boy	$93,013	$87,709
Golden Corral	85,170	87,574

	$178,183	$175,283

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G – COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration, however, longer term agreements are also in place. Future minimum payments under these arrangements are $2,502,000, $2,244,000, $2,244,000, $2,244,000 and $2,244,000 respectively, for the periods ending March 7, 2008, 2009, 2010, 2011 and 2012, with $2,806,000 to be paid thereafter. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) In July 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees, and costs it claims is owed by the Company under the construction contract. The Company denied the claim and filed a counterclaim against the general contractor alleging defective construction and claiming damages, lost profits, interest and costs in an amount exceeding $1,000,000. In August 2006, the arbitration panel that heard the case awarded the Company $538,000 and denied the general contractor’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company is entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. The general contractor also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an application in the Cuyahoga County (Ohio) Common Pleas Court to confirm the arbitration panel’s original award. The general contractor responded by filing an application with the same court to vacate the award. The court has yet to rule on these outstanding motions.

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

A group of current and former employees of one of the Company’s Golden Corral restaurants filed a collective action against the Company in December 2003 that alleged multiple violations of the Fair Labor Standards Act. The last of the claimants accepted the Company’s settlement offers in October 2006, bringing the entire case to a close. The financial resources required to resolve the matter did not materially impact the Company’s earnings, cash flows or financial position.

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

As of March 6, 2007, the Company has two outstanding letters of credit totaling $164,000 in support of its self- insurance program. There are no other outstanding letters of credit issued by the Company. An outstanding letter of credit for $162,000 was cancelled in November 2006. It had supported an environmental remediation plan for the restoration of certain land that the Company no longer owns, which was contaminated by a previous owner who can not be located. The Company expects to complete the remediation plan over the next fifteen months.

As of March 6, 2007, the Company operated 28 restaurants on non-owned properties. (See Note C – Leased Properties.) Certain of the leases provide for contingent rent payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

NOTE H – RELATED PARTY TRANSACTIONS

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

These three restaurants pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $3,753,000 and $3,784,000 respectively, during the 40 weeks ended March 6, 2007 and March 5, 2006, and was $1,096,000 and $1,122,000 respectively, during the twelve weeks ended March 6, 2007 and March 5, 2006. The amount owed to the Company from these restaurants was $93,000 and $121,000 respectively, as of March 6, 2007 and May 30, 2006. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

The Chairman of the Board of Directors (Jack C. Maier, deceased February 2005) from 1970 to 2005 had an employment agreement which contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company, commenced in March 2005. Payments were increased to $18,141 and $18,368 respectively in March 2006 and March 2007 to reflect the change in CPI. The present value of the long-term portion of the obligation approximating $1,311,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $137,000 is included in current liabilities in the consolidated balance sheet.

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

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (the “Company”) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet-style “Golden Corral” restaurants. As of March 6, 2007, 89 Big Boy restaurants and 34 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

The Company’s Third Quarter of Fiscal 2007 consists of the twelve weeks ended March 6, 2007, and compares with the twelve weeks ended March 5, 2006, which constituted the Third Quarter of Fiscal 2006. The First Three Quarters of Fiscal 2007 consists of the 40 weeks ended March 6, 2007, and compares with the 40 weeks ended March 5, 2006, which constituted the First Three Quarters of Fiscal 2006. References to Fiscal 2007 refer to the 52 week year that will end on May 29, 2007.

Sales during the Third Quarter of Fiscal 2007 were $65,452,000, a decline of $1,808,000 or 2.7 percent below the record sales that were posted in the Third Quarter of Fiscal 2006. The root cause of the sales decline was a series of winter storms in most of the Company’s markets, particularly during the month of February 2007. Moderate winter weather was experienced during most of the Third Quarter of Fiscal 2006. During the Third Quarter of Fiscal 2007:

•	Big Boy same store sales were .8 percent below the Third Quarter of Fiscal 2006.

•	Golden Corral same store sales were 5.8 percent below the Third Quarter of Fiscal 2006.

Despite the sales declines in the Third Quarter of Fiscal 2007, record sales of $221,968,000 were achieved for the First Three Quarters of Fiscal 2007, as sales increased $1,222,000 or .6 percent above the First Three Quarters of Fiscal 2006. During the First Three Quarters of Fiscal 2007:

•	Big Boy same store sales were .4 percent higher than the First Three Quarters of Fiscal 2006.

•	Golden Corral same store sales were 2 percent lower than the First Three Quarters of Fiscal 2006.

Net earnings for the Third Quarter of Fiscal 2007 were $1,915,000, or diluted earnings per share (EPS) of $.37, which compares with $2,206,000, or EPS of $.43 in the Third Quarter of Fiscal 2006. EPS in the Third Quarter of Fiscal 2006 would have been $.38 without the benefit of a $394,000 pretax gain from the disposal of property. In fact, in spite of lower sales, gross profit for the Third Quarter of Fiscal 2007 was $178,000 or 2.7 percent higher than the Third Quarter of Fiscal 2006, equating to $.02 higher EPS. Factors contributing to the higher gross profit in the Third Quarter of Fiscal 2007:

•	Food cost as a percentage of sales fell to 34.9 percent from 35.2 percent in the Third Quarter of Fiscal 2006.

•	New store opening costs were $249,000 lower than the Third Quarter of Fiscal 2006.

•	Maintenance, utilities and certain other operating costs were $486,000 lower than the Third Quarter of Fiscal 2006.

Net earnings for the First Three Quarters of Fiscal 2007 were $6,995,000, or EPS of $1.35, which compares with $6,490,000, or EPS of $1.26 in the First Three Quarters of Fiscal 2006. Noteworthy factors that impacted net earnings included:

•	Food cost as a percentage of sales fell to 34.8 percent from 35.8 percent in the First Three Quarters of Fiscal 2006.

•	New store opening costs were $1,139,000 less than the First Three Quarters of Fiscal 2006.

•	The sale of certain property in October 2006 yielded a pretax gain of $250,000, helping to compensate for the effect of a $394,000 pretax gain in the First Three Quarters of Fiscal 2006.

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

Compensation expense associated with SFAS 123(R) is included in administrative and advertising expense in the consolidated statement of earnings. As a result, earnings before income taxes were $87,000 and $231,000 respectively lower during the Third Quarter of Fiscal 2007 and the First Three Quarters of Fiscal 2007 than if the Company were permitted to continue accounting for stock options using the intrinsic method of measuring stock based compensation as had been prescribed by APB 25. Basic and diluted earnings per share were $.01 and $.03 respectively lower for the Third Quarter of Fiscal 2007 and the First Three Quarters of Fiscal 2007 than if expensing of stock options were not required.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (SFAS 158) “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment to FASB Statements No. 87, 88, 106 and 131(R)” on September 30, 2006. SFAS 158 will be effective as of the end of Fiscal 2007. It will require the overfunded or underfunded status of defined benefit pension plans to be recognized as an asset or liability in the Company’s consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes future salary increases. Current estimates indicate that a liability approximating $1,450,000 will need to be recorded at May 29, 2007 to reflect underfunded status under SFAS 158. To establish the liability, a $3,200,000 reduction in the Company’s equity, net of tax, will be required, effected through a charge to accumulated other comprehensive income.

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

More than two-thirds of the Company’s payroll costs are incurred in Ohio. The Company currently estimates that the first calendar year’s effect will add more than $3,500,000 to its operating costs. In response, the Company increased its menu prices in early January 2007 as follows: 2.4 percent for Big Boy and 2.1 percent for Golden Corral. The price increases were designed to incorporate the regular semi-annual price changes that would have been implemented anyway in February 2007.

Both the U.S. House of Representatives and the U.S Senate have passed legislation to increase the federal minimum wage to $7.25 per hour over a 26 month period. Differences in the two versions of the legislation relating to small business tax relief have yet to be reconciled and it is unclear how long the stalemate will continue. Once the differences are resolved and the legislation is enacted, 60 days later the starting wage will increase to $5.85 per hour from the current $5.15 per hour, then one year later to $6.55 per hour, finally increasing to $7.25 per hour after an additional year passes. Under both versions of the legislation, the cash wage for tipped employees will remain at $2.13 per hour and neither bill calls for indexing the minimum wage to the consumer price index. Notwithstanding the federal legislation, in March 2007 the Governor of Kentucky signed legislation into law increasing the state’s minimum wage to $5.85 per hour beginning June 27, 2007. The legislation increases the minimum wage to $6.55 an hour beginning July 1, 2008 and then to $7.25 per hour on July 1, 2009. Basically mirroring the pending federal legislation, the Kentucky legislation does not increase the cash wage for tipped employees above the current $2.13 per hour, nor does it index for inflation. The Company is currently studying whether another round of price increases will be needed.

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

	Third Quarter		First Three Quarters
	Mar. 6, 2007	Mar. 5, 2006	Mar. 6, 2007	Mar. 5, 2006
		(in thousands)
Big Boy restaurant sales	$40,399	$40,424	$137,100	$134,805
Wholesale sales to licensees	1,974	1,993	6,888	6,792
Other wholesale sales	378	342	772	691

Total Big Boy Sales	42,751	42,759	144,760	142,288

Golden Corral sales	22,701	24,501	77,208	78,458

Consolidated restaurant sales	$65,452	$67,260	$221,968	$220,746

Big Boy same store sales declined .8 percent during the Third Quarter of Fiscal 2007. Higher menu prices were not enough to offset the effects of a series of winter storms during the month of February, ultimately resulting in a 4.7 percent drop in customer counts for the quarter. Big Boy same store sales for the First Three Quarters of Fiscal 2007 were .4 higher than the First Three Quarters of Fiscal 2006. The modest increase was primarily the result of higher menu prices, which offset a 2.0 percent reduction in customer counts. Menu prices were increased 1.1 percent in September 2006, 1.1 percent in February 2006 and 1.4 percent in September 2005. In addition, prices were increased 2.4 percent in January 2007 to offset higher costs associated with minimum wage increases. Higher Big Boy sales during the First Three Quarters of Fiscal 2007 also includes the effect of a 27 percent boost in sales from two restaurants that were relocated to superior sites.

The Company operated 89 Big Boy restaurants as of March 6, 2007. This count includes one that opened in July 2006 which relocated a restaurant lost in an eminent domain proceeding, plus one which opened in October 2006 that relocated an older facility within the same market, minus an older, low-volume restaurant which was permanently closed in January 2007. Current plans call for two new Big Boy restaurants to open during the summer of 2007, one each in the Dayton and Springfield, Ohio markets. An aging restaurant facility in Cincinnati will be razed in the spring of 2007 to make way for a replacement structure on the same site. It should be ready to re-open in August 2007.

For the first time ever, Golden Corral total sales are lower than the comparable period a year ago. No new Golden Corral restaurants have been opened since November 2005 and same store sales continue to decline. Prior to the Third Quarter of Fiscal 2007, the effects of having more Golden Corral restaurants in operation than the corresponding year ago periods would result in a sales increase, despite same store sales decreases. Absolute sales decreased for the First Three Quarters of Fiscal 2007, despite the fact that it had 60 more sales weeks than did the First Three Quarters of Fiscal 2006.

	Third Quarter		First Three Quarters
	2007	2006	2007	2006
In operation at beginning of period	34	34	34	30
Opened during the period	0	0	0	4
In operation at end of period	34	34	34	34
Total sales weeks during period	408	408	1,360	1,300

Same store sales at Golden Corral restaurants decreased 5.8 percent in the Third Quarter of Fiscal 2007 and a 2.0 percent same store sales decrease was experienced for the First Three Quarters of Fiscal 2007. Same store sales decreases have now been experienced in thirteen of the last fourteen quarters. Same store customer counts were 11.5 percent lower than the Third Quarter of Fiscal 2006, largely the result of foul winter weather during the month of February 2007. Same store customer counts during the First Three Quarters of Fiscal 2007 were 5.5 percent lower than the First Three Quarters of Fiscal 2006. A 3.2 percent menu price increase was put into place in late September 2006 and a .5 percent increase was implemented in February 2006. Prices were further increased by 2.1 percent in January 2007 to offset the effects of higher costs that have resulted from minimum wage increases.

Current plans call for one Golden Corral restaurant to open during the summer of 2007.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note F (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	Third Quarter		First Three Quarters
	Mar. 6, 2007	Mar. 5, 2006	Mar. 6, 2007	Mar. 5, 2006
		(in thousands)
Big Boy gross profit	$5,988	$6,065	$21,020	$20,321
Golden Corral gross profit	742	487	1,586	1,422

Total gross profit	$6,730	$6,552	$22,606	$21,743

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	12 weeks 03/06/07			12 weeks 03/05/06			40 weeks 03/06/07			40 weeks 03/05/06
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and Paper	34.9	32.9	38.6	35.2	32.7	39.7	34.8	32.4	39.2	35.0	32.6	39.4
Payroll and Related	33.5	35.2	30.3	33.0	34.6	30.2	33.1	34.7	30.0	33.1	34.3	30.8
Other Operating Costs (including opening costs)	21.4	18.0	27.8	22.0	18.5	28.1	22.0	18.3	28.8	22.1	18.8	28.0
Gross Profit	10.2	13.9	3.3	9.8	14.2	2.0	10.1	14.6	2.0	9.8	14.3	1.8

Food cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral concept. Improvements in food cost percentages shown in the above table in both operating segments largely reflect the effects of higher menu prices. However, the market for beef remains highly volatile. Harsh winter storms in the nation’s central plains adversely affected feedlot inventories, resulting in much higher beef prices during the Third Quarter of Fiscal 2007. Golden Corral beef supplies were protected during the same time frame, as delivery of a major beef supply was received in December. Higher beef prices are anticipated to continue through the summer, as supplies are expected to remain weakened.

Higher payroll and related cost percentages in the above table are mostly the result of higher pay rates imposed by the state of Ohio’s minimum wage increase that went into effect on January 1, 2007, offset to a fair extent by a menu price increase. The Golden Corral segment continues to benefit from a significant reduction in labor hours.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions) was $393,000 and $398,000 respectively, in the Third Quarter of Fiscal 2007 and the Third Quarter of Fiscal 2006. Net periodic pension cost was $1,311,000 and $1,321,000 respectively, in the First Three Quarters of Fiscal 2007 and the First Three Quarters of Fiscal 2006. The discount rate used to measure net periodic pension cost for all periods in Fiscal 2007 was 6.25 percent, up from 6.0 percent for all periods in Fiscal 2006. The expected rate of return on assets was 8.0 percent for all periods in Fiscal 2007, down from 8.5 percent for all periods in Fiscal 2006. The Company currently anticipates making a series of contributions totaling $1,000,000 to the pension trust for the plan year ending May 29, 2007, including $300,000 contributed through March 6, 2007.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; new restaurant opening costs and many other operating costs. As most of these expenses tend to be fixed costs, same store sales decreases cause these costs to be a higher percentage of sales. However, the improvement in percentages during the Third Quarter of Fiscal 2007 were the result of lower costs expended for maintenance, utilities and certain other operating costs.

Other operating costs are a much higher percentage of sales for the Golden Corral segment. It is difficult to recover occupancy costs in these facilities when sales volumes remain below expectation. A Golden Corral building contains roughly 75 percent more square footage than the average Big Boy facility. The Golden Corral percentages in the above table would have been even higher if any new restaurants had been opened in Fiscal 2007. Last year, Golden Corral opening costs were $147,000 and $1,117,000 respectively, in the Third Quarter of Fiscal 2006 and the First Three Quarters of Fiscal 2006.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit while franchise fees and other revenue is added to it. Gains and losses from the sale of real property, if any, are then respectively added or subtracted.

Administrative and advertising expense increased $253,000 and $19,000 respectively, in the Third Quarter of Fiscal 2007 and the First Three Quarters of Fiscal 2007 when compared with comparable periods a year ago. The increase for the Third Quarter of Fiscal 2007 is attributed primarily to recognition of stock based compensation expense and higher accruals for other executive remuneration costs. The increase for the First Three Quarters of Fiscal 2007 was higher because of costs associated with stock based compensation expense and other executive remuneration, and was largely offset by non-recurring costs incurred last year associated with the hiring of a now former Chief Operating Officer (COO) and a charge to accrue for settlement of a legal matter.

Revenue from franchise fees is based on sales of Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants and are recorded on the accrual method as earned. As of March 6, 2007 and March 5, 2006, 28 Big Boy restaurants were operating pursuant to licenses granted by the Company in exchange for which fees are paid to the Company. Other revenue also includes certain other fees earned from licensed restaurants along with miscellaneous rent and investment income.

Gains and losses on the sale of assets consist of transactions involving real property and sometimes may include restaurant equipment that is sold together with real property as a package when closed restaurants are sold. Gains and losses reported on this line do not include abandonment losses that often arise when certain equipment is replaced before it reaches the end of its expected life. Abandonment losses are instead reported in other operating costs. The sale of an older Big Boy restaurant was completed shortly after the restaurant ceased operating in October 2006. The $250,000 gain from the sale that is shown in the First Three Quarters of Fiscal 2007 was recorded in the quarter ended December 12, 2006. The restaurant closed in order to allow a new restaurant to be opened on a superior site within the same neighborhood. During the Third Quarter of Fiscal 2006, $394,000 was reported as a gain in connection with an eminent domain proceeding.

Interest Expense

Interest expense did not change appreciably during any of the periods presented for Fiscal 2007 when compared with corresponding periods in Fiscal 2006.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 34 percent throughout the First Three Quarters of Fiscal 2007. The effective rate was lowered from 35 percent to 34 percent during the Second Quarter of Fiscal 2006. It remained at 34 percent throughout the Third Quarter of Fiscal 2006. These rates have been kept consistently low through the Company’s use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips.

LIQUIDITY and CAPITAL RESOURCES

Sources of Funds

Sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all sales to restaurant customers are received in cash or are settled by debit or credit cards. Net earnings plus depreciation supply the primary source of cash provided by operating activities. Other sources of cash may include borrowing against credit lines, proceeds received when stock options are exercised and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

March 6, 2007

			Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$38,357	$11,477	$11,329	$6,162	$4,466	$3,003	$1,920
	Rent due under Capital Lease Obligations	3,534	2,148	785	230	205	132	34
1	Rent due under Operating Leases	24,383	1,868	1,875	1,753	1,405	1,428	16,054
2	Unconditional Purchase Obligations	16,050	4,268	2,244	2,244	2,244	2,244	2,806
3	Other Long-Term Obligations	1,745	221	224	227	231	234	608
	Total Contractual Cash Obligations	84,069	19,982	16,457	10,616	8,551	7,041	21,422

1	Not included in the table is a contingent liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Statement No. 13, “Accounting for Leases,” as amended.
2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property pursuant to purchase option provisions in leases.
3	Deferred compensation liability.

The working capital deficit was $21,379,000 as of March 6, 2007, up from $18,519,000 as of May 30, 2006. The increase primarily reflects borrowing of $2,000,000 near the end of September 2006 against a working capital revolving line of credit, which must be repaid in full no later than August 31, 2007. The borrowed funds were used to acquire in fee three Big Boy restaurants that had been previously leased. As of March 6, 2007, $7,000,000 remained available to be drawn upon a Construction Draw Credit Facility, which expires on September 1, 2008, unless extended. Additionally, $3,000,000 remains available under the working capital revolving line of credit through September 1, 2008, unless extended.

Operating Activities

Operating cash flows were $15,279,000 in the First Three Quarters of Fiscal 2007, which compares with $14,931,000 in the First Three Quarters of Fiscal 2006. Included in operating cash flows are normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which can and often do fluctuate widely. Management believes a better, more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus non cash expenses such as depreciation, losses on dispositions of assets and stock based compensation expense. This method yields $17,618,000 in cash flows from operating activities for the First Three Quarters of Fiscal 2007. The comparable amount in the First Three Quarters of Fiscal 2006 was $16,318,000.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $13,124,000 during the First Three Quarters of Fiscal 2007, a decrease of $2,961,000 from the First Three Quarters of Fiscal 2006. This year’s capital spending includes $10,865,000 for Big Boy restaurants and $2,259,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction, site acquisitions for expansion, the acquisition in fee simple of existing restaurant facilities pursuant to purchase option provisions in lease agreements, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

Proceeds from the disposition of property during the First Three Quarters of Fiscal 2007 amounted to $409,000, including $398,000 from the sale of a Big Boy restaurant that closed in October 2006. The closed restaurant was replaced with a new restaurant on a superior site within the same market. A Big Boy restaurant that permanently closed in January 2007 is expected to be sold in the near term.

Financing Activities

Borrowing against credit lines amounted to $6,000,000 during the First Three Quarters of Fiscal 2007, including $3,000,000 borrowed in February 2007. Scheduled and other payments of long-term debt and capital lease obligations amounted to $7,854,000 during the First Three Quarters of Fiscal 2007. In March 2007, the Company converted its long-standing $3,000,000 bullet loan, which would have been due in full on December 31, 2007, into a 36 month term loan.

Regular quarterly cash dividends paid to shareholders totaled $1,678,000. The Company expects to continue its 46 year practice of paying regular quarterly cash dividends, including its 185th consecutive quarterly dividend, which was declared on March 14, 2007 and paid on April 10, 2007 totaling $562,000.

During the First Three Quarters of Fiscal 2007, employees acquired approximately 30,250 shares of the Company’s common stock pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $546,000. As of March 6, 2007, 418,000 shares granted under the Company’s two stock option plans remain outstanding, including 342,000 fully vested shares at a weighted average exercise price per share of $18.95. As of March 6, 2007, 696,000 shares remained available to be granted under these plans.

Other Information

As of March 6, 2007, 34 Golden Corral restaurants were in operation. Expansion plans were suspended in November 2005, with the concurrence of the Golden Corral Franchising Systems, Inc., in order to use cash flows and credit facilities in a manner that strengthens the balance sheet and keeps interest costs in check, while allowing operations to focus on re-building declining same store sales. The Company continues to possess development rights for up to 29 more Golden Corral restaurants. To that end, construction began in mid-March 2007 on the Company’s 35th Golden Corral restaurant, which is scheduled to open in July 2007 near Columbus, Ohio. Current plans call for continuing to search for cost-effective sites for future development. Six existing Golden Corral restaurants are being remodeled in Fiscal 2007 at an average cost approaching $200,000 each.

A Big Boy restaurant that opened for business in October 2006 was the relocation to a superior site of an older facility within the same market. A Big Boy restaurant that opened in July 2006 was the relocation, also to a superior site, of a restaurant that was lost in an eminent domain proceeding. One new Big Boy restaurant was under construction as of March 6, 2007. It is scheduled to open in June 2007. Current plans call for construction to begin in the spring of 2007 for a new Big Boy restaurant that is scheduled to open in July 2007. Also, construction of a building to replace an aging restaurant in the Cincinnati market should be underway in May 2007 and re-opened in August 2007. Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year at an average cost of $75,000 per restaurant. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether a dining room expansion is warranted. A typical kitchen redesign costs approximately $125,000 and a dining room expansion can cost up to $500,000.

Including land and land improvements, the cash required to build and equip each new restaurant currently ranges from $3,200,000 to $4,000,000 for a Golden Corral, and from $2,200,000 to $2,900,000 for a Big Boy. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. No pending agreements to acquire real property were in place as of March 6, 2007.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is becoming more frequently necessary to enter ground leases to obtain desirable land on which to build. Eight of the 34 Golden Corral restaurants now in operation were built on leased land. All of these leases are being accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended. As of March 6, 2007, the Company occupied a total of 28 restaurants pursuant to leases, five of which are capital leases under the provisions of SFAS 13. Three Big Boy restaurants that had been occupied on a month-to-month arrangement were acquired in fee on September 27, 2006 pursuant to the Company’s right to purchase the properties from the landlord. The aggregate purchase price was $2,620,000. In addition, a Big Boy restaurant facility that had been occupied pursuant to an operating lease was acquired in fee for $733,000 on December 27, 2006.

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

Except for items such as beef, fresh produce and dairy products that are purchased from any number of local suppliers, the Golden Corral segment of the business currently purchases substantially all food, beverage and other menu items from the same vendor that Golden Corral Franchising Systems, Inc. (the Franchisor) uses in its operations. Deliveries are made two to three times per week. Other vendors could be available to provide products that meet the Franchisor’s specifications at comparable prices should the Company wish or need to make a change.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 6, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Control over Financial Reporting. The CEO and CFO have concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended March 6, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEG AL PROCEEDINGS

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

In July 2002, Fortney filed a Demand for Arbitration against the Company seeking recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contended that it was owed this money by the Company under the terms of the General Construction Contract. The Company denied that it owed these monies to Fortney, and filed a counterclaim against Fortney that alleged defective construction and claimed damages, lost profits, interest and costs, in an amount exceeding $1,000,000. The arbitration hearing before the American Arbitration Association concluded February 28, 2006, with closing arguments held on June 30, 2006. On August 24, 2006, the arbitration panel awarded the Company $537,967 and denied Fortney’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company is entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. Fortney also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an application in the Cuyahoga County (Ohio) Court of Common Pleas to confirm the arbitration panel’s original award. Fortney responded by filing an application with the same court to vacate the award. The Court has yet to rule on these outstanding motions.

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

A group of current and former employees of one of the Company’s Golden Corral restaurants filed a collective action against the Company in December 2003 that alleged multiple violations of the Fair Labor Standards Act. The last of the claimants accepted the Company’s settlement offers in October 2006 and the entire case was closed, as reported in the Company’s Form 10-Q for the quarterly period ended December 12, 2006.

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

Failure to protect the Company’s food supplies could result in food borne illnesses and/or injuries to customers. Publicity of such events in the past has caused irreparable damages to the reputations of certain operators in the restaurant industry. If any of the Company’s customers become ill from consuming the Company’s products, the affected restaurant(s) may be forced to close. An instance of food contamination originating at the commissary operation could have far reaching effects, as the contamination would affect substantially all Big Boy restaurants.

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

Competition

The restaurant industry is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. Both the Big Boy and Golden Corral operating segments have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of the Company, presently dominate the family-style sector of the restaurant industry in the Company’s operating markets. That could change at any time due to:

•	changing economic conditions,

•	changing demographics in neighborhoods where the Company operates restaurants

•	changes in consumer perceptions of value, food and service quality

•	changing consumer preferences, particularly based on concerns with nutritional content of food on the Company’s menus

•	new competitors entering the Company’s markets from time to time

•	competition continuing to increase from supermarkets and other non-traditional competitors

•	competition continuing to increase for quality sites on which to build restaurants

Development Plans

The Company’s business strategy and development plans also face risks and uncertainties. These include the inherent risk of poor management decisions in the selection of sites on which to build restaurants, the ever rising cost and availability of desirable sites and increasingly rigorous requirements on the part of local governments to obtain various permits and licenses. Other factors that could impede plans to increase the number of restaurants operated by the Company include saturation in existing markets and limitations on borrowing capacity and the effects of increasing interest rates.

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

Governmental and Other Rules and Regulations

Governmental and other rules and regulations can pose significant risks to the Company. Examples include:

•	changes in environmental regulations that would significantly add to the Company’s costs

•	exposure to penalties for potential violations of numerous governmental regulations in general, and immigration (I-9) and labor regulations regarding minors in particular

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements

•	legislation or court rulings that result in changes to tax codes that are adverse to the Company

•	changes in accounting standards imposed by governmental regulators or private governing bodies could adversely affect the Company’s financial position

•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly

Catastrophic Events

Unforeseen catastrophic events could disrupt the Company’s operations, the operations of the Company’s suppliers and the lives of customers. Such events include but are not limited to:

•	adverse winter weather conditions

•	natural disasters such as earthquakes or tornadoes

•	fires or explosions

•	criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes

•	acts of terrorists or acts of war

•	civil disturbances and boycotts

•	disease transmitted across borders that may enter the food supply chain

•	catastrophic failure of information systems

Golden Corral Operations

The Company plans to continue expanding its Golden Corral operations. However, lower than expected revenue from the operation of Golden Corral restaurants has resulted in the Company’s decision to temporarily slow down expansion plans. Golden Corral same-store sales declines have been experienced for thirteen of the last fourteen quarters, during which cash flows from Golden Corral operations have deteriorated. The ability of the Company to identify the root cause of the downturn, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk to the Company.

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

10 (a) Intellectual Property Use and Noncompete Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, filed as Exhibit 10 (a) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, is incorporated herein by reference.

10 (b) Transfer Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, filed as Exhibit 10 (b) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, is incorporated herein by reference.

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

10 (h) Employment Agreement between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 14, 2006, is incorporated herein by reference. *

10 (i) First Amendment to the Employment Agreement (see Exhibit 10 (h) above) between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (j) Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit 10 (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (k) Second Amendment to the Frisch’s Executive Savings Plan effective July 28, 2004, filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference. *

10 (l) Third Amendment to the Frisch’s Executive Savings Plan effective June 7, 2005, filed as Exhibit 10 (j) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (m) Fourth Amendment to the Frisch’s Executive Savings Plan effective August 30, 2005, filed as Exhibit 10 (k) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (n) Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit 10 (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (o) Amendment No. 1 to Frisch’s Executive Retirement Plan (see Exhibit 10 (n) above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (p) 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10 (q) Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10 (p) above) effective September 26, 2006, filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference. *

10 (r) Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock option and Incentive Plan, filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference. *

10 (s) Amendments to the 2003 Stock Option and Incentive Plan (see Exhibit 10 (p) above) effective December 19, 2006, filed as Exhibit 99.2 to the Registrant’s Form 8-K dated December 19, 2006, is incorporated herein by reference. *

10 (t) Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (u) Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10 (t) above) effective December 19, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K dated December 19, 2006, is incorporated herein by reference. *

10 (v) Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (w) Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit 10 (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10 (x) First Amendment to Change of Control Agreement (see Exhibit 10 (w) above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10 (y) Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit 10 (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, W. Gary King, Karen F. Maier, Ken C. Hull, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley and certain other “highly compensated employees” (Grantors). *

10 (z) First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10 (y) above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (aa) Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit 10 (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

* Denotes a compensatory plan or agreement

15	Letter re: unaudited interim financial statements, is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to rule 13a -14(a)/15d – 14(a) is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to rule 13a—14(a)/15d – 14(a) is filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(Registrant)
DATE April 9, 2007
	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and Principal Financial and Accounting Officer