Form 10-K
period 2007-05-29
FRISCHS RESTAURANTS INC
filed 2007-08-03
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-07323

FRISCH’S RESTAURANTS, INC.

(Exact name of Registrant as specified in its charter)

State of Ohio	31-0523213
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2800 Gilbert Avenue

Cincinnati, Ohio 45206

(Address of principal executive offices)

(513)-961-2660

(Registrant’s telephone number, including area code)

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

Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant on December 12, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $80,500,000, based upon the closing sales price of the registrant’s common stock as reported on the American Stock Exchange on that date. The registrant does not have any non-voting common equity.

As of August 2, 2007, there were 5,131,821 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held October 1, 2007 are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained throughout this Form 10-K are “forward-looking statements” that are subject to risks, uncertainties and other factors that may cause actual results and performance to differ materially from those expressed or implied by those statements. Words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue,” “assumption(s),” “goal(s),” “target” and similar words (or derivatives thereof) are used to convey “forward-looking statements” as opposed to historical or present facts.

A detailed discussion of risk factors and uncertainties can be found in this Form 10-K under Part I, Item 1A. “Risk Factors.” Risk factors and uncertainties may also be discussed from time to time in the Company’s press releases, public statements or other filings with the Securities and Exchange Commission. All forward looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. Except as may be required by law, the Company undertakes no obligation to update any of the forward-looking statements that may be contained in this Form 10-K.

References to fiscal years used in this Form 10-K

In this Annual Report on Form 10-K, the Company’s fiscal year that ended May 29, 2007 may be referred to as fiscal year 2007. The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of the month of May. Fiscal year 2007 consisted of 52 weeks.

Also in this Annual Report on Form 10-K, the Company’s fiscal years ended May 30, 2006, May 29, 2005, May 30, 2004 and June 1, 2003 may be referred to as fiscal years 2006, 2005, 2004 and 2003, respectively. All of these years consisted of 52 weeks. However, fiscal year 2006 included an additional two days (366 days) to effect a change in the year end from the Sunday nearest to the last day of May to the nearest Tuesday. References to fiscal year 2008 refer to the 53 week year that will end on Tuesday, June 3, 2008, which will include an additional week in the fourth quarter.

The first quarter of each fiscal year presented herein contained sixteen weeks while the last three quarters contained twelve weeks, except for the fourth quarter of fiscal 2006 which consisted of twelve weeks plus two days.

PART I

(Items 1 through 4)

Item 1.	Business

Background

The registrant, Frisch’s Restaurants, Inc. (together with its wholly owned subsidiaries, referred to as the “Company” or the “Registrant”), is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. Restaurants operated by the Company during the last five years have been located primarily in various regions of Ohio, Kentucky and Indiana. Plans to expand Golden Corral operations into certain parts of Pennsylvania and West Virginia were completed during fiscal year 2006. The Company has development rights to expand Golden Corral operations into southern Michigan, northern Indiana and certain other Ohio markets.

Incorporated in the state of Ohio in 1947, the Company’s stock has been publicly traded since 1960. The Company’s executive offices are located at 2800 Gilbert Avenue, Cincinnati, Ohio 45206. The telephone number is (513) 961-2660. The Company’s web site is www.frischs.com.

As of May 29, 2007, the Company’s operations consisted of 87 family-style restaurants using the “Big Boy” trade name and 34 “Golden Corral” grill-buffet style family restaurants. Additionally, 28 Big Boy restaurants were in operation under licensing rights granted by the Company to other operators. All of the restaurants licensed to other operators are located in various markets of Ohio, Kentucky and Indiana.

The Company’s vision is to be the best large owner/operator of franchised, multi-location restaurant concepts within 500 miles of Cincinnati. The Company has always owned the trademark “Frisch’s.” Since 2001, the Company has also owned the exclusive, irrevocable ownership of the rights to the “Big Boy” trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. The Company has development rights with Golden Corral Franchising Systems, Inc. allowing the Company to develop up to 29 additional Golden Corral restaurants by December 31, 2011.

Both the Big Boy and Golden Corral formats are considered reportable operating segments for purposes of compliance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Financial information by operating segment as of and for the three fiscal years in the period ended May 29, 2007 appears in Note G—Segment Information – to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Big Boy Restaurant Operations

Big Boy restaurants are full service family restaurants offering quick, efficient service, which the Company operates under the name “Frisch’s.” All of the restaurants offer “drive-thru” service. The restaurants are generally open seven days a week, typically from 7:00 a.m. to 11:00 p.m. with extended weekend evening hours. Menus are generally standardized with a wide variety of items at moderate prices, featuring well-known signature items such as the original “Big Boy” double-deck hamburger sandwich, freshly made onion rings and hot fudge cake for dessert. Menu selections also include many other sandwiches, pasta, roast beef, chicken and seafood dinners, desserts, non-alcoholic beverages and many other items. In addition, a full breakfast menu is offered, and all of the restaurants contain breakfast bars that are easily converted to soup and salad bars for lunch and dinner hours. Drive-thru and carryout menus emphasize combo meals that consist of a popular sandwich packaged with french fries and a beverage and sold at a lower price than if purchased separately. Although customers have not shown any significant preference for highly nutritional, low fat foods, such items are available on the menu and salad bars. In addition, customers are not discouraged from ordering customized servings to meet their dietary concerns (a sandwich can be ordered, for example, without the usual dressing of cheese and tartar sauce).

Operations in the Big Boy segment are vertically integrated. A commissary is operated near the Company’s Cincinnati headquarters that manufactures and prepares foods, and stocks food and beverages, paper products and other supplies for distribution to Big Boy restaurants. Some companies in the restaurant industry operate commissaries, while others purchase directly from outside sources. Raw materials, principally consisting of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. The Company believes that its Big Boy operations benefit from centralized purchasing and food preparation through its commissary operation, which ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs. Sales of commissary products to Big Boy restaurants licensed to other operators were $9.0 million in fiscal year 2007 (3.1% of consolidated sales), $8.9 million fiscal year 2006 (3.1% of consolidated sales) and $8.7 million in fiscal year 2005 (3.1% of consolidated sales). Substantially all licensed Big Boy restaurants regularly purchase products from the commissary. The commissary does not supply the Company’s Golden Corral restaurants.

System-wide Frisch’s Big Boy restaurant gross sales, which include sales generated by restaurants that the Company licenses to others, were approximately $213 million in fiscal year 2007, $211 million in fiscal year 2006, and $212 million in fiscal year 2005.

The Big Boy marketing strategy —“What’s Your Favorite Thing?” – has been in place for almost ten years. Results from ongoing market research lead the Company to believe its effectiveness has not diminished. Television commercials are broadcast on local network affiliates and local cable programming emphasizing Big Boy’s distinct and signature menu items. Radio advertising complements the media plan and is used to introduce new menu items throughout the year, since commercial production can be accomplished quicker and with less investment than television spots. The Company currently expends for advertising an amount equal to two and one-half percent of Big Boy gross sales, plus fees paid into an advertising fund by restaurants licensed to other operators.

As part of the Company’s commitment to serve customers in clean, pleasant surroundings, the Company renovates approximately one-fifth of its Big Boy restaurants each year at an average cost of $75,000 per restaurant. The renovations rotate between a “minor” redecoration after five and fifteen years of operation and a “major” renovation after ten and twenty years of operation. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine a) whether their kitchens should be redesigned for increased efficiencies and b) if an expansion of the dining room is warranted. At least one older Big Boy restaurant is typically razed each year and replaced with a new building.

The following tabulation recaps Big Boy restaurant openings and closings for restaurants operated by the Company for the five most recent fiscal years:

	Fiscal Year
	2003	2004	2005	2006	2007
Big Boy Restaurants Operated by the Company

In operation beginning of year	87	88	88	88	90

Opened	—	2	1	1	2
Opened replacement building	1	—	1	1	—
Closed to make way for new buildings	—	(1)	(1)	—	(1)
Closed	—	(1)	(1)	—	(4)

End of year - total operated Big Boy restaurants	88	88	88	90	87

On average, the approximate cost to build and equip a typical Big Boy restaurant ranges from $2,200,000 to $2,900,000, depending on land cost. So far in fiscal year 2008, two new Big Boy restaurants have been opened, one in June and the other in July 2007. Additionally, a Big Boy that was closed in April 2007 was scheduled to re-open in a brand new building in late August 2007. An older, low volume Big Boy was closed in June 2007. Several sites are currently being evaluated for future acquisition and development. Other plans call for one existing Big Boy restaurant to be razed in the spring of 2008 to make room for a new building.

With respect to Big Boy restaurants licensed to other operators, the following tabulation recaps openings and closings for the five most recent fiscal years:

	Fiscal Year
	2003	2004	2005	2006	2007
Big Boy Restaurants Licensed to Others

Licensed to others beginning of year	34	32	31	28	28

Opened	—	—	—	—	—
Closed	(2)	(1)	(3)	—	—

End of year - total Big Boy restaurants licensed to others	32	31	28	28	28

Expanding the number of franchisees is not currently an objective in the Company’s strategic plan; accordingly, no negotiations are currently underway to sell any new Big Boy licenses.

Franchise fees are charged to licensees for use of trademarks and trade names and licensees are required to make contributions to the Company’s general advertising account. These fees and contributions are calculated principally on percentages of sales. Total franchise and other service fee revenue earned by the Company from licensees was $1.1 million in fiscal year 2007, $1.1 million in fiscal year 2006 and $1.2 million in fiscal year 2005. Other service fees from licensees include revenue from accounting and payroll services that four of the licensed restaurants currently purchase from the Company.

The license agreements with licensees are not uniform, but most of the licenses for individually licensed restaurants that were in effect as of May 29, 2007 are covered by agreements containing the following provisions:

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

Golden Corral Restaurant Operations

In 1998, the Company entered into an area development agreement with Golden Corral Franchising Systems, Inc. of Raleigh, North Carolina (“Franchisor”), under which development rights were granted to the Company to establish and operate 26 Golden Corral restaurants in certain markets in Ohio, Kentucky and Indiana, principally the greater metropolitan areas of Cincinnati and Dayton, Ohio and Louisville, Kentucky. In 2000, the Company entered into a second area development agreement with the Franchisor, which granted development rights to the Company to establish and operate fifteen additional Golden Corral restaurants in certain defined markets in the Cleveland and Toledo, Ohio Designated Market Areas. In July 2004, the Company received rights to develop an additional 22 Golden Corral restaurants by December 31, 2011, including markets in western Pennsylvania, southern Michigan, northern Indiana, the northwest portion of West Virginia and certain areas of Ohio, including Columbus. Including the previous rights granted in 1998 and 2000, the 2004 agreement brought the total to 63 restaurants that the Company is permitted to open by December 31, 2011. The Company does not have the right to sub-license others to use the Golden Corral system or proprietary marks.

The Company entered certain markets in Pennsylvania and West Virginia in fiscal 2006 pursuant to the 2004 agreement. Located near Columbus, Ohio, the Company opened its 35th Golden Corral restaurant in July 2007, the first to be opened since November 2005. The Company has the approval of Golden Corral Franchising Systems to curtail development of Golden Corral restaurants until operating performance levels improve in existing restaurants. On average, the approximate cost to build and equip each Golden Corral restaurant ranges from $3,200,000 to $4,000,000 depending on land cost and land improvements, which can vary greatly from location to location, and whether land is purchased or leased.

The Company opened its first Golden Corral restaurant in January 1999. Fifteen more opened in the following three years. The following tabulation recaps Golden Corral restaurant openings for the five most recent fiscal years:

	Fiscal Year
	2003	2004	2005	2006	2007
Golden Corral Restaurants Operated by the Company

In operation beginning of year	16	20	26	30	34

Opened	4	6	4	4	—

End of year - total operated Golden Corral restaurants	20	26	30	34	34

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

The Company may only sell such products, food, beverages and other menu items that meet the Franchisor’s standards of quality and quantity, as expressly approved and have been prepared in accordance with the Franchisor’s specifications. Except for items such as beef, bread, produce and dairy products that are purchased from any number of local suppliers, the Company currently purchases substantially all other raw material for menu items and other supplies from the same vendor that the Franchisor uses for its operations. Deliveries are made two times per week. Other vendors are available to provide products that meet the Franchisor’s specifications at comparable prices should the Company wish or need to make a change.

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

Marketing strategy and creative direction originates from the franchisor. The campaign during fiscal year 2007 focused on the Applewood Grill, promoting the daily offering of sirloin fillets and other meat and seafood favorites wrapped in Applewood Bacon. Television spots for Golden Corral currently run in the Louisville, Kentucky market plus Ohio markets of Cincinnati, Cleveland, Dayton and Lima where sales volumes justify the cost of television. Newspaper freestanding inserts are used in all markets.

A renovation program for Golden Corral restaurants was begun in fiscal year 2005, when the original five Golden Corral restaurants were each remodeled. Since then, five restaurants were renovated in fiscal year 2006 and five more were completed in fiscal year 2007. The program is designed to renovate each restaurant when it reaches five years of age and every five years thereafter, much like the highly successful Big Boy program. Five Golden Corral restaurants will be renovated in fiscal year 2008 at an average cost of approximately $185,000 per restaurant.

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

The Company remains committed to providing employees with the best training possible as investing in people is considered to be a strategic advantage. Comprehensive recruiting and training programs are designed to maintain the food and service quality necessary to achieve the Company’s goals for operating results. A management recruiting staff is maintained at the Company’s headquarters. Corporate training centers for new Big Boy managers are operated in Cincinnati, Ohio and Covington, Kentucky, and certified (by the franchisor) training centers for new Golden Corral managers are located throughout the markets in which the Company operates Golden Corral restaurants. The training includes both classroom instruction and on-the-job training. A full time recruiter is on staff to attract high quality hourly-paid restaurant workers.

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

Certain initiatives in the human resources area include the use of information technology. Employee selection software helps lower hourly employee turnover rates; a telephone processed program is in place that measures employee job satisfaction; and an interactive employee training program uses training videos and quizzes. These digital videos are loaded directly onto the hard drive of a PC located at each restaurant that is networked to the point-of-sale system, allowing headquarters to access the interactive results. In fiscal year 2004, new PC’s were installed in all restaurants and significant upgrades were made to the employee selection and job satisfaction programs.

Information Technology

Each of the Company’s restaurants is managed through standardized operating and control systems anchored by a point-of-sale (POS) system that allows management to instantly accumulate and utilize data for more effective decision making, while allowing restaurant managers to spend more time in the dining room focusing on customer needs. As part of an upgrade to the POS system, the Company completed the installation of a new back office system in each restaurant during the fiscal year 2003. The upgrade improved tracking and reporting capabilities. In June 2005, the Company initiated a five year plan to replace its aging POS register equipment in all Big Boy restaurants. The total cost of the project is expected to approach $1.5 million. Through May 29, 2007, a total of 34 restaurants have been fitted with new POS equipment at an average cost of $16,000 per restaurant. Eighteen to twenty restaurants will receive the new equipment in fiscal year 2008, the third year of the five year plan.

Gift cards were introduced in fiscal year 2004 to replace the use of paper gift certificates in Big Boy restaurants. Paper gift certificates continued to be issued at Golden Corral restaurants even though gift cards were introduced in fiscal year 2004. The issuance of paper gift certificates was discontinued before the 2006 Holiday Season, as gift cards became the standard in the Golden Corral franchise system.

Satellite broad band connectivity between headquarters and all restaurants is being replaced with Digital Subscriber Lines (DSL) in fiscal year 2008. The change will eliminate periodic disruptions of service associated with satellite technology. Electronic signature capture devices were installed in all Big Boy restaurants in fiscal year 2005 to process debit and credit card transactions.

The implementation of an automated drive-thru timer system was successfully installed in all Big Boy restaurants in fiscal year 2006. It measures the time from when a customer’s car first enters the drive-thru station until the order is received and the customer exits the drive-thru. This information is provided to the restaurant manager in a real time environment, which has helped reduce the amount of time required to serve customers. To replenish restaurant inventories, a “suggested order” automated solution was also implemented in fiscal year 2006 that analyzes current inventory balances and sales patterns and then “suggests” a replenishment order from the commissary operation. This process has reduced stock outages and lowered in-store inventory levels while helping to identify waste, thus improving food quality and control over food costs.

In fiscal year 2007, the Company successfully designed and tested a system to electronically capture and manage signatures on key employment documents such as Forms W-4 and I-9, and acknowledgements regarding employee handbooks. The new system is currently in place in six restaurants and will be rolled out to all restaurants over the course of fiscal year 2008. This system is another step toward the goal of eliminating paper files in restaurants.

The Company’s headquarters legacy information system was replaced with an integrated enterprise system in September 2004 at a cost in excess of $5,300,000. The system is designed to support the Company’s information needs today and well into the foreseeable future. The enterprise software was successfully upgraded to a new environment in November 2006 and a complete headquarters network upgrade (wiring and equipment) was completed in the spring of 2007. The headquarters telephone system was replaced with a Voice Over Internet Protocol (VOIP) system in March 2007.

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

The Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry, as there is no need to maintain significant levels of inventories or receivables. The working capital deficit was $25,832,000 as of May 29, 2007. As significant, predictable cash flows are provided by operations, the deployment of a negative working capital strategy has not and will not hinder the Company’s ability to satisfactorily retire any of its obligations when due. Additionally, a working capital revolving line of credit is readily available if needed.

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

Research and Development

The Company’s corporate staff includes a manager of research and development for its Big Boy restaurants whose responsibilities entail development of new menu selections and enhancing existing products. From time to time, the Company also conducts restaurant consumer research to identify emerging trends and changing consumer preferences. While these activities are important to the Company, these expenditures have not been material during the three fiscal years in the period ending May 29, 2007 and are not expected to be material to the Company’s future results.

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

Employees

As of May 29, 2007, the Company and its subsidiaries employed approximately 8,800 persons, approximately 2,600 of whom work in Golden Corral restaurants. Approximately 4,100 of the Company’s employees are considered part-time (those who work less than 30 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to restaurant sales levels. None of the Company’s employees is represented by a collective bargaining agreement. Management believes that employee relations are excellent and employee compensation is comparable with or better than competing restaurants.

Geographic Areas

The Company has no operations outside of the United States of America. The Company’s revenues, consisting principally of retail sales of food and beverages to the general public and certain wholesale sales to and license fees from restaurants licensed to other operators, were substantially generated in various markets in the states of Ohio, Kentucky and Indiana during each of the three fiscal years in the period ended May 29, 2007. In addition, Golden Corral operations were successfully expanded into markets in western Pennsylvania (two restaurants) and the northwest part of West Virginia (one restaurant) during fiscal 2006. Substantially all of the Company’s long-lived assets were deployed in service in the same states during the same periods stated above.

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

Executive Officers of the Registrant

The following table sets forth the names and certain information concerning the current executive officers of the Company:

Name	Age	Current Principal Occupation or Employment and Five Year Employment History
Craig F. Maier	57	President and Chief Executive Officer of the Company (since 1989)

Rinzy J. Nocero	53	Vice President and Chief Operating Officer of the Company (since February 2007); Private Investor (from November 2004 to February 2007); Senior Vice President - Operations, Bob Evans Farms, Inc. (from 1993 to November 2004)

Donald H. Walker	61	Vice President and Chief Financial Officer (since 1996) and Treasurer of the Company (since 1982)

Michael E. Conner, Sr.	55	Vice President - Human Resources of the Company (since 2000); Vice President – Human Resources, South-Western Publishing (from 1999 to 2000)

Michael R. Everett	53	Vice President - Information Services of the Company (since June 2006); Director of Information Services of the Company (from May 2005 to June 2006); Director, Haverstick Consulting, Inc. (from May 2002 to May 2005)

Kenneth C. Hull	51	Vice President - Development and Franchising of the Company (since 2000); Director of Real Estate and Franchising of the Company (from 1999 to 2000; Director of International Development, McDonald’s Corporation (from 1997 to 1999)

Karen F. Maier	55	Vice President - Marketing of the Company (since 1983)

Ronnie A. Peters	44	Vice President - Commissary of the Company since (since March 2007); Director of Manufacturing, The Wornick Company (from 2002 to March 2007)

Michael R. Dunham	49	Regional Director of the Company (since January 2006); Vice President – Operations, Romacorp (from October 2004 to November 2005; Regional Vice President – Operations, Chevy’s, Inc. (from 1999 to October 2004)

William L. Harvey	53	Regional Director of the Company (since 1995) and formerly held positions within the Company of Area Supervisor and Executive Store Manager

Lindon C. Kelley	52	Regional Director of the Company (since 2000) and formerly held positions within the Company of Area Supervisor and Executive Store Manager

Louie Sharalaya	57	Regional Director of the Company (since 2001) and formerly held Positions within the Company of Area Supervisor and Executive Store Manager

Item 1A.	Risk Factors

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

Economic Factors

The Company’s operations are predominantly located in Ohio, Indiana and Kentucky, where consumer confidence remains markedly below national average and other regions. The effects of higher gasoline prices in particular may impact discretionary consumer spending in restaurants. The Company’s costs are also affected by increasing energy prices. Petroleum based material is often used to package certain products for distribution. In addition, many suppliers have added surcharges for fuel to their invoices. The cost to transport products from the commissary to restaurant operations will rise with each increase in gasoline prices. Higher natural gas prices have resulted in much higher costs to heat restaurant facilities and to cook food. Inflationary pressure, especially on food costs, labor costs (especially associated with increases in the minimum wage) and health care benefits, can also negatively impact the operation of the business. Shortages of qualified labor may also be experienced in certain local economies. In addition, the loss of a key executive could pose a significant adverse effect on the Company.

Competition

The restaurant industry is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. Both the Big Boy and Golden Corral operating segments have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of the Company, presently dominate the family-style sector of the restaurant industry in the Company’s operating markets. That could change at any time due to:

•	changing economic conditions,

•	changing demographics in neighborhoods where the Company operates restaurants

•	changes in consumer perceptions of value, food and service quality

•	changes in consumer preferences, particularly based on concerns with nutritional content of food on the Company’s menus

•	new competitors enter the Company’s markets from time to time

•	competition continuing to increase from supermarkets and other non-traditional competitors

•	competition continuing to increase for quality sites on which to build restaurants

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

Catastrophic Events

Unforeseen catastrophic events could disrupt the Company’s operations, the operations of the Company’s suppliers and the lives of customers. The Big Boy segment’s dependency on the commissary operation in particular could present an extensive disruption of products to restaurants should a catastrophe impair its ability to operate. Examples of catastrophic events include but are not limited to:

•	adverse winter weather conditions

•	natural disasters such as earthquakes or tornadoes

•	fires or explosions

•	criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes

•	acts of terrorists or acts of war

•	civil disturbances and boycotts

•	disease transmitted across borders that may enter the food supply chain

Technology and Information Systems

The strategic nature of technology and information systems is of vital importance to the operations of the Company. Events that could pose threats to the operation of the business include:

•	difficulties that may arise in maintaining existing systems

•	difficulties in the implementation of new systems

•	catastrophic failure of certain information systems

•	security violations or any unauthorized access to information systems

Golden Corral Operations

Golden Corral same-store sales declines have been experienced for fourteen of the last fifteen quarters, during which cash flows from Golden Corral operations have deteriorated. The ability of the Company to identify the root cause of the downturn, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk to the Company.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

All of the Company’s restaurants are free standing, well-maintained facilities. Older Big Boy restaurants are generally located in urban or heavily populated suburban neighborhoods that cater to local trade rather than highway travel. A few of these restaurant facilities are now approximately 40 years old. Big Boy restaurants opened in the last twenty years have generally been located near interstate highways. Over the past 40 years, at least five different prototypes have been used to construct the 87 Big Boy restaurants in operation as of May 29, 2007. The average prototype is used for five to eight years before a new prototype is introduced. On average, the 87 Big Boy restaurants in operation as of May 29, 2007 contain approximately 5,600 square feet with seating capacity for 156 guests. Golden Corral restaurants constructed in earlier years contained 9,952 square feet with seating for 348 guests. The newer restaurants have 10,300 square feet with 372 seats.

Most new restaurant construction requires approximately eighteen weeks to complete, depending on the time of year and weather conditions. A competitive bidding process is used to award contracts to general contractors for all new restaurant construction. The general contractor selects and schedules sub-contractors, and is responsible for procuring most building materials. A Company project manager is assigned to provide general oversight of all construction projects.

The following table provides certain operating segment information with respect to the number and location of all restaurants in the Company’s system as of May 29, 2007:

	Big Boy
	Company Operated	Operated by Licensees	Golden Corral
Cincinnati, Ohio market	49	4	11
Dayton, Ohio market	16	—	5
Columbus, Ohio market	11	1	—
Louisville, Kentucky market	7	2	4
Lexington, Kentucky market	4	3	—
Cleveland, Ohio market	—	—	8
Toledo/Lima/Findlay, Ohio market	—	16	3
Pittsburgh, Pennsylvania market	—	—	3
Other	—	2	—

Total	87	28	34

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

Most of the leases are for fifteen or twenty years and contain renewal options for ten to twenty years, and/or have favorable purchase options. All of the leases generally require the Company to pay property taxes, insurance and maintenance. As of May 29, 2007, 28 restaurants were in operation on non-owned premises, consisting of five capital leases and 23 operating leases.

The following table sets forth certain operating segment information regarding the type of occupancy of Company-operated restaurants:

	Big Boy	Golden Corral
Land and building owned	67	26
Land or land & building leased	20	8

Total	87	34

Sixteen of the 28 leases will expire during the next five years. All of the sixteen leases are for Big Boy restaurants and all but one have remaining options to renew ranging from five to 25 years and/or have favorable purchase options.

Fiscal year ending in	Number of leases expiring
2008	5
2009	2
2010	7
2011	1
2012	1

Three Big Boy restaurants were under construction on owned land as of May 29, 2007, one of which is a replacement structure of a restaurant demolished in April 2007. One Golden Corral restaurant was under construction as of May 29, 2007 on owned land.

The real property of two Golden Corral restaurants having an approximate book value of $4,180,000 is encumbered by mortgages that secure a bullet loan that has now been converted into a term loan. No other real property owned in fee is currently encumbered by mortgages or otherwise pledged as collateral. With the exception of certain delivery equipment utilized under capital leases expiring during periods to fiscal year 2013, the Company owns substantially all of the furnishings, fixtures and equipment used in the operation of the business.

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

Four surplus land locations owned in fee by the Company were listed for sale with brokers as of May 29, 2007, three of which are located in the Columbus, Ohio market and the other one is in the Cincinnati, Ohio market. Two former Big Boy restaurants owned in fee are also listed for sale with brokers, one in the Cincinnati market, the other in the Louisville, Kentucky market. The Company also owns two sites in fee that have long range plans to eventually be developed into restaurants. One is located in the Cincinnati market that is being held for a future Big Boy. The other site is being held for future development of a Golden Corral restaurant in the Toledo, Ohio market. No specific plans have been made for one other site owned in fee that is located in the Cincinnati market. Finally, the Company owns in fee one former restaurant building in the Cincinnati market which it leases to a third party.

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

In July 2002, Fortney filed a Demand for Arbitration against the Company which sought recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contended that the Company owed this money to Fortney under the terms of the General Construction Contract. The Company denied that it owed these monies to Fortney, and filed a counterclaim against Fortney that alleged defective construction and claimed damages, lost profits, interest and costs, in an amount exceeding $1,000,000. The arbitration hearing before the American Arbitration Association concluded February 28, 2006, with closing arguments held on June 30, 2006. On August 24, 2006, the arbitration panel awarded the Company $537,967 and denied Fortney’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company is entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. Fortney also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the Cuyahoga County (Ohio) Court of Common Pleas to confirm the arbitration panel’s original award. Fortney responded by filing a Motion with the same court to vacate the award. On April 24, 2007, the Cuyahoga Court of Common Pleas granted the Company’s Application and denied Fortney’s Motion. On May 1, 2007, Fortney filed a Notice of Appeal.

In August 2002, the Company filed a lawsuit in the Stark County (Ohio) Court of Common Pleas against its former architect, LMH&T. The lawsuit alleged negligent design as a causal factor in the demise of the original structure. The Company sought damages including lost profits, interest, and costs exceeding $2,500,000. LMH&T brought into the lawsuit its structural engineering consultant, Maverick, as well as the Company’s soils consultant, Cowherd Banner Carlson Engineering, collectively, the trial court defendants. In July 2003, the Company resolved all claims, counterclaims, and cross-claims, against and involving the trial court defendants when LMH&T and Maverick agreed to pay to the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full and the case was dismissed. The resolution between the Company and trial court defendants was separate and apart from the on-going dispute between Fortney and the Company.

The Company is subject to various other claims and suits that arise from time to time in the ordinary course of business. Management does not currently believe that any ultimate liability for such claims in excess of provisions already included in the consolidated financial statements will have a material impact on the Company’s earnings, cash flows or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal year 2007, no matters were submitted to a vote of security holders.

PART II

(Items 5 through 9)

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the American Stock Exchange under the symbol “FRS.” The closing price of the Company’s common stock as reported by the American Stock Exchange on August 2, 2007 was $29.31. There were approximately 2,150 shareholders of record as of August 2, 2007. The following table sets forth the high and low sales prices for the common stock for each quarter within the Company’s two most recent fiscal years:

	Fiscal Year Ended May 29, 2007				Fiscal Year Ended May 30, 2006
	Stock Prices		Dividend per share		Stock Prices		Dividend per share
	High	Low			High	Low
1st Quarter	$25.30	$22.70	11	¢	$25.75	$23.53	11	¢
2nd Quarter	27.48	23.90	11	¢	24.90	23.75	11	¢
3rd Quarter	30.48	27.10	11	¢	24.55	20.75	11	¢
4th Quarter	38.32	29.29	11	¢	25.90	20.15	11	¢

Dividend Policy

Through July 10, 2007, the Company has paid 186 consecutive quarterly cash dividends during its 47 year history as a public company. The Company currently expects that quarterly cash dividends will continue to be paid for the foreseeable future at rates comparable with or slightly higher than those shown in the above table.

Equity Compensation Plan Information

Information regarding equity compensation plans under which common stock of the Company is authorized for issuance is incorporated by reference to Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fourth quarter of Fiscal Year 2007. The Company had a stock repurchase program that expired October 7, 2004. It had authorized the repurchase of up to 500,000 shares of the Company’s common stock. No shares were acquired during the two year life of the program.

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on it Common Stock over the five year period ending May 29, 2007 with the Russell 2000 Index and a group of the Company’s peer issuers, selected by the Company in good faith. The graph assumes an investment of $100 in the Company’s Common Stock, in the Index and in the common stock of the peer group on June 2, 2002 and reinvestment of all dividends.

The peer group consists of the following issuers: Bob Evans Farms, Inc., Steak n Shake Co., CBRL Group, Inc., IHOP Corp., and Friendly Ice Cream Corp.

Item 6.	Selected Financial Data

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

SUMMARY OF OPERATIONS

	(in thousands, except per share data)
	2007	2006 *	2005	2004	2003
Sales	$289,934	$290,968	$279,247	$259,701	$233,679

Cost of sales
Food and paper	101,401	102,106	98,570	88,864	76,452
Payroll and related	95,501	96,098	92,352	87,818	80,815
Other operating costs	64,043	64,338	57,800	53,031	48,643

	260,945	262,542	248,722	229,713	205,910

Gross profit	28,989	28,426	30,525	29,988	27,769

Administrative and advertising	14,301	13,976	13,929	12,752	12,121
Franchise fees and other revenue	(1,254)	(1,250)	(1,352)	(1,222)	(1,232)
Gains on sale of assets	(250)	(568)	(87)	(41)	(145)
Gain on early termination of lease	—	—	—	—	(665)

Operating profit	16,192	16,268	18,035	18,499	17,690

Other Expense (income)
Interest expense	2,672	2,771	2,820	2,474	2,800
Life insurance benefits in excess of cash surrender value	—	—	(4,440)	—	—

Earnings before income taxes	13,520	13,497	19,655	16,025	14,890

Income taxes
Current	5,357	4,594	4,199	3,687	3,047
Deferred	(1,105)	(257)	715	1,648	1,940

	4,252	4,337	4,914	5,335	4,987

NET EARNINGS	$9,268	$9,160	$14,741	$10,690	$9,903

Diluted net earnings per share of common stock	$1.78	$1.78	$2.86	$2.08	$1.97
Cash dividends per share	$.44	$.44	$.44	$.42	$.36

Other financial statistics
Working capital (deficit)	$(25,832)	$(18,519)	$(20,911)	$(20,115)	$(14,069)
Capital expenditures	18,588	19,096	24,123	30,026	21,544
Total assets	179,259	175,283	167,465	158,437	139,982
Long-term obligations	34,538	44,019	43,102	47,817	45,582
Shareholders’ equity	107,870	100,681	93,401	80,516	70,654
Book value per share at year end	$21.06	$19.84	$18.47	$16.00	$14.27
Return on average shareholders’ equity	8.9%	9.4%	17.0%	14.1%	14.9%
Weighted average number of diluted shares outstanding	5,215	5,160	5,157	5,136	5,023
Number of shares outstanding at year end	5,123	5,075	5,056	5,033	4,951
Percentage sales change	(.4)%	4.2%	7.5%	11.1%	11.0%
Earnings as a percentage of sales
Operating profit	5.6%	5.6%	6.5%	7.1%	7.6%
Earnings before income taxes	4.7%	4.6%	7.0%	6.2%	6.4%
Net earnings	3.2%	3.1%	5.3%	4.1%	4.2%

*	Fiscal year 2006 contained 366 days. All other years presented contained 364 days.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) that are not historical facts are “forward-looking statements” as that item is defined in the Private Securities Litigation Reform Act of 1995. Such “forward-looking statements” are subject to risks, uncertainties and other factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied by those statements. Factors that could cause such differences to occur include, but are not limited to, those discussed in this Form 10-K under Part I, Item 1A. “Risk Factors.”

Words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue,” “assumption(s),” “goal(s),” “target” and similar words (or derivatives thereof) are used to convey “forward-looking statements” as opposed to historical or present facts. The Company undertakes no obligation to update any of the forward-looking statements that may be contained in this MD&A.

This MD&A should be read in conjunction with the consolidated financial statements. The Company has no “off-balance sheet” arrangements or “special purpose entities.”

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (the “Company”) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet-style “Golden Corral” restaurants. As of May 29, 2007, 87 Big Boy restaurants and 34 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

Fiscal Year 2007 ended on Tuesday, May 29, 2007. It compares with Fiscal Year 2006 that ended on Tuesday, May 30, 2006, and Fiscal Year 2005 that ended on Sunday, May 29, 2005. All of these years consisted of 52 weeks (thirteen periods of 4 weeks each). However, Fiscal Year 2006 included an additional two days (366 days) to effect a change in the year-end from the Sunday nearest to the last day of May to the nearest Tuesday. Fiscal Year 2008 will end on Tuesday, June 3, 2008, a period of 53 weeks.

Revenue of $289,934,000, $290,968,000, and $279,247,000 was achieved in Fiscal Year 2007, Fiscal Year 2006 and Fiscal Year 2005, respectively. The extra two days in Fiscal Year 2006 contributed $1,200,000 in additional revenue. Fiscal Year 2007 marked the end of seven consecutive years of record revenue. The lower revenue was largely the result of opening no new Golden Corral restaurants during the year, plus a series of winter storms in the third quarter that adversely affected same store sales performance.

Net earnings for Fiscal Year 2007 were $9,268,000, or diluted earnings per share (EPS) of $1.78. Net earnings in Fiscal Year 2006 were $9,160,000 ($1.78 diluted EPS) and $14,741,000 ($2.86 diluted EPS) was posted in Fiscal Year 2005. However, the results for Fiscal Year 2005 profited significantly from a $4,440,000 non-taxable life insurance benefit amounting to $.86 diluted EPS. Without the effect of the life insurance benefit, net earnings and diluted EPS for Fiscal Year 2005 were $10,301,000 and $2.00, respectively.

The Company adopted Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), “Share-Based Payment” on May 31, 2006. SFAS 123 (R) requires the fair value of stock options granted to be recognized as compensation cost. It applies to all stock option awards granted on or after the adoption date, with compensation cost based on the fair value of the award on the date of the grant. The cost is recognized in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. In addition, because the Company elected to use the modified prospective application transition method in adopting SFAS 123 (R), compensation cost is also recognized for the portion of outstanding options vesting in the period that were granted prior to, but not yet vested, as of the adoption date.

Compensation cost associated with SFAS 123 (R) is included in administrative and advertising expense in the consolidated statement of earnings. As a result, earnings before income taxes were $314,000 lower in Fiscal Year 2007 than if the Company were permitted to continue accounting for stock options using the intrinsic method of measuring stock based compensation as had been prescribed under the old accounting rules. Basic and diluted earnings per share were $.04 lower than if expensing of stock options were not required.

Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an Amendment to FASB Statements No. 87, 88, 106 and 131 (R)” was adopted on May 29, 2007. SFAS 158 requires the overfunded or underfunded status of defined benefit pension plans to be recognized as an asset or liability in the Company’s consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations (PBO), which includes a projection of future salary increases. The fair value of plan assets exceeded PBO as of May 29, 2007, the result of very favorable returns on the plans’ equity investments during Fiscal Year 2007. To lower the value of prepaid pension costs that had been booked under the old accounting standard to the excess of plan assets over PBO, a $1,215,000 reduction in the Company’s equity, net of tax, was required, effected through a charge to accumulated other comprehensive income.

In November 2006, Ohio voters approved a mandate to annually increase the state’s minimum wage. Known as Issue 2, the following mandates were added to the Ohio Constitution effective January 1, 2007:

1	The minimum wage was increased 33 percent from $5.15 per hour to $6.85 per hour.

2	The minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour.

3	All minimum wage rates will be automatically adjusted annually for inflation based on changes in the consumer price index.

As more than two-thirds of the Company’s payroll costs are incurred in Ohio, it is estimated that the first full calendar year’s effect will add more than $3,500,000 to the Company’s operating costs. In response, the Company increased its menu prices in early January 2007 as follows: 2.4 percent for Big Boy and 2.1 percent for Golden Corral. The price increases were designed to also incorporate the regular semi-annual price changes that would have been implemented anyway in February 2007.

Effective July 24, 2007, the federal minimum wage increases from $5.15 per hour to $5.85 per hour for non-tipped employees, increasing to $6.55 per hour in July 2008 and to $7.25 per hour in July 2009. The minimum wage for tipped employees will remain at $2.13 per hour. Minimum wage legislation in Kentucky is identical to the federal legislation except that it was effective in June 2007. The near term effect of the federal and Kentucky legislation will be minimal, as market conditions already dictate wage rates in excess of $5.85 per hour.

RESULTS OF OPERATIONS

Sales

The Company’s sales are primarily generated through the operation of Big Boy restaurants and Golden Corral restaurants. Big Boy sales also include wholesale sales from the Company’s commissary to restaurants licensed to other Big Boy operators and the sale of Big Boy’s signature brand tartar sauce to grocery stores. Same store sales comparisons are a key metric that management uses in the operation of the business. Same store sales are affected by changes in customer counts and menu price increases. Changes in sales also occur as new restaurants are opened and older restaurants are closed. Below is the detail of consolidated restaurant sales:

	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
		(in thousands)
Big Boy restaurants	$178,617	$177,239	$175,892
Wholesale sales to licensees	9,004	8,946	8,664
Wholesale sales to groceries	942	908	820

Total Big Boy sales	188,563	187,093	185,376
Golden Corral sales	101,371	103,875	93,871

Consolidated restaurant sales	$289,934	$290,968	$279,247

A breakdown of changes in Big Boy same store sales by quarter follows (adjusted to remove the effect of the extra two days of sales in Fiscal Year 2006 associated with the change in the Company’s fiscal year):

Big Boy	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
Fiscal Year 2007	0.9%	0.9%	(0.8)%	0.4%	0.4%
Fiscal Year 2006	(0.8)%	(1.8)%	1.8%	1.6%	0.2%

Fiscal 2007 marked the tenth consecutive year that Big Boy same store sales increases have been achieved. Sales were higher at the drive-thru window, but lower in the dining room. Higher average guest checks driven by menu price increases had a positive effect on the sales improvement. However, it is believed the higher prices charged likely contributed to a reduction in customer counts. Continued steep gasoline prices throughout the last three fiscal years are believed to be an additional cause of sustained lower customer counts, as the higher cost to fill up a tank leaves many consumers with less money available to spend on a restaurant meal.

The same store sales comparisons include average menu price increases of 2.4 percent, 1.1 percent, and 1.0 percent, respectively, during the third quarters of Fiscal Years 2007, 2006 and 2005. The 2.4 percent increase in the third quarter of Fiscal 2007 included a specific provision to offset costs associated with minimum wage increases. The first quarters of Fiscal Years 2007, 2006 and 2005 included average menu price increases of 1.1 percent, 1.4 percent, and 1.5 percent, respectively. Another price increase will likely be implemented in late summer 2007.

The Company operated 87 Big Boy restaurants as of May 29, 2007, a net reduction of one since the beginning of the three year period that began May 31, 2004. The count of 87 includes one that opened in July 2006 which relocated a restaurant lost in an eminent domain proceeding to a superior site, plus one that opened in October 2006, which also relocated an older facility to a superior site within the same local trade area. The combined sales of the two relocated restaurants in Fiscal Year 2007 were 24 percent higher than sales at the old locations.

The count of 87 Big Boy restaurants also includes the effect of closing two low volume restaurants – one in January 2007, the other in April 2007 – and an aging restaurant facility in the Cincinnati market that was razed in April 2007 to make way for a replacement structure on the same site, which should be ready to open in late August 2007. Not included in the count are two new Big Boy restaurants – one in Dayton, Ohio, the other in Springfield, Ohio – that opened respectively in June and July 2007. The count also does not include a low volume restaurant that was closed in June 2007. An existing Big Boy is currently scheduled to be razed in the spring of 2008 to be replaced with a new building on the same site. Several other new sites are currently being evaluated for potential acquisition and development.

Golden Corral sales in Fiscal Year 2007 were lower than the comparable year ago period. No new Golden Corral restaurants were opened during Fiscal Year 2007, and same store sales continued to decline. Prior to Fiscal Year 2007, the effects of having more Golden Corral restaurants in operation than the corresponding year ago periods would result in a sales increase, despite same store sales decreases. Absolute sales in Fiscal Year 2007 decreased approximately $2.5 million or 2.4 percent lower than Fiscal Year 2006, despite the fact that Fiscal Year 2007 had 60 more sales weeks than did Fiscal Year 2006.

	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
In operation at beginning of year	34	30	26
Opened during the year	0	4	4
In operation at end of year	34	34	30
Total sales weeks during year	1,768	1,708	1,466

One Golden Corral restaurant was under construction as of May 29, 2007. It opened for business in July 2007. No Golden Corral restaurants are currently under construction.

Following general industry practice, the same store sales comparisons in the table that follows uses a formula that includes only those restaurants that were open for five full fiscal quarters prior to the start of the comparison periods. This removes possible misleading numbers that can be caused by the great influx of customers during the first several months of operation, sometimes called the “honeymoon” period of a new restaurant. Under the formula, 29 of the 34 restaurants were included in the annualized Fiscal Year 2007 same store sales calculation. The annualized Fiscal Year 2006 same store sales included only 25 of 34 restaurants. The quarterly calculations for Fiscal Year 2007 included 29, 31, 33 and 34 stores, respectively, in the first, second, third and fourth quarter.

A breakdown of Golden Corral same store sales by quarter follows (adjusted to remove the effect of the extra two days of sales in Fiscal Year 2006 associated with the change in the Company’s fiscal year):

Golden Corral	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
Fiscal 2007	(2.9)%	0.6%	(5.8)%	(3.4)%	(1.8)%
Fiscal 2006	(11.2)%	(10.7)%	(1.5)%	(3.4)%	(6.5)%

Fiscal Year 2007 marked the third consecutive year of same store sales declines, and fourteen of the last fifteen quarters. Higher average guest checks driven by menu price increases were not enough to offset lower customer counts. As with Big Boy, it is believed the higher prices charged likely contributed to a reduction in customer counts, as did the continued high cost of gasoline. Also, same store customer counts were 11.5 percent lower during the third quarter of Fiscal Year 2007 when compared with the third quarter of Fiscal Year 2006, largely the result of a series of winter storms in most of the Company’s operating regions during the month of February 2007.

Golden Corral menu prices were increased 3.2 percent in September 2006, .5 percent in February 2006, 1.8 percent in May 2005 and 2.3 percent in May 2004. Prices were further increased by 2.1 percent in January 2007 to offset the effects of higher costs that have resulted from increases in the minimum wage.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below.

	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
		(in thousands)
Big Boy gross profit	$26,928	$26,774	$25,673
Golden Corral gross profit	2,061	1,652	4,852

Total gross profit	$28,989	$28,426	$30,525

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	2007			2006			2005
	Total	BB	GC	Total	BB	GC	Total	BB	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Food and paper	35.0	32.7	39.2	35.1	32.6	39.5	35.3	33.1	39.7

Payroll and related	32.9	34.6	29.8	33.0	34.3	30.7	33.1	34.3	30.6

Other operating costs (including opening costs)	22.1	18.4	29.0	22.1	18.7	28.2	20.7	18.8	24.5

Gross profit	10.0	14.3	2.0	9.8	14.4	1.6	10.9	13.8	5.2

Food cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral segment, as well as its use of steak as an item featured daily on the buffet. Notwithstanding the rising cost of various commodities, the improvements in food cost percentages continue to be driven largely by higher menu prices charged to customers. Beef is a highly volatile market, as import and export restrictions can cause wide fluctuations in cost. Harsh winter storms in the nation’s central plains adversely affected feedlot inventories, the result of which was much higher beef prices through the end of May 2007. Middle meat prices have declined somewhat entering the summer months. The effect of changing commodity prices is actively managed with changes to the Big Boy menu mix and effective selection of items served on the Golden Corral food bar. However, escalating costs of poultry, pork, fish and dairy products can be problematic to effective menu management, particularly in the Big Boy segment.

Higher wage costs associated with mandated minimum wage increases were largely countered by the effects of management’s decision to raise menu prices, as evidenced by the percentages in the preceding table. Although there is no seasonal fluctuation in employment levels, hours worked are managed closely according to restaurant sales patterns. The significant improvement in Golden Corral’s payroll and payroll related costs for Fiscal Year 2007 was achieved through a renewed concentration on reducing labor hours worked relative to sales.

Payroll related costs include statutory provisions for Social Security, unemployment and workers’ compensation, along with voluntary benefits provided by the Company such as defined benefit pension plans and medical insurance.

The Company self-insures a significant portion of expected losses from its workers’ compensation program in the State of Ohio. Initial self-insurance reserves are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Active management of claims together with post accident drug testing in recent years have effected vast improvements in claims experience by lowering both the number of claims and the average cost per claim. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance reserves as deemed appropriate based on claims experience. Favorable adjustments were $828,000, $931,000 and $1,044,000 respectively, in Fiscal Years 2007, 2006 and 2005. Because of the improvements in claims experience, lower rates (as a percentage of payroll) to accrue initial reserves have been in place since Fiscal year 2006. The lower rates should effect a continuation in the trend of reducing the size of future quarterly adjustments.

Although pension costs have remained fairly steady over the past three years, the costs are at historically high levels after many years of very reasonable costs. Investment returns on equity investments held by the trust that governs the defined benefit pension plans can and do affect the costs to a great extent. Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions) was $1,710,000, $1,662,000 and $1,674,000 respectively, in Fiscal Years 2007, 2006 and 2005. Pension cost for Fiscal Year 2008 is currently estimated at $1,240,000, the decline due principally to the combination of favorable asset returns and favorable pay experience.

The expected long-term rate of return on plan assets used to compute pension cost was 8.0 percent in Fiscal 2007, lowered from 8.5 percent used in each of the two prior years. The assumption will remain at 8.0 percent for the determination of pension costs for Fiscal Year 2008. The weighted-average discount rate mirrors movement in the underlying markets and is considered a “snapshot” rate reflecting current market conditions. The discount rate used in the actuarial assumptions to compute pension costs was 6.25 percent in Fiscal Year 2007, 6.0 percent in Fiscal Year 2006 and was 6.5 percent in Fiscal Year 2005. The rate for Fiscal Year 2008 will be 6.0 percent. The rate of compensation increase for pension costs was 4.5 percent in Fiscal Year 2007 and in Fiscal Year 2006, down from 5.0 percent in Fiscal Year 2005. It will remain at 4.5 percent for Fiscal Year 2008. Cash contributions made by the Company to these plans were $1,000,000, $903,000, and $1,829,000 respectively, during Fiscal Years 2007, 2006 and 2005. Contributions for Fiscal Year 2008 are currently estimated at $1,000,000.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. Most of these expenses tend to be fixed; therefore, same store sales decreases cause these costs to be a higher percentage of sales, as can be seen in the above table for Golden Corral. Opening costs also have a significant impact on the percentages as well. Opening cost charges for Big Boy restaurants for Fiscal Years 2007, 2006 and 2005 were $443,000, $291,000, and $265,000 respectively. Golden Corral opening costs for Fiscal Years 2007, 2006 and 2005 were $95,000, $1,124,000, and $1,222,000 respectively. Golden Corral opening costs should remain low in Fiscal Year 2008 as only one new restaurants is currently expected to open.

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

Administrative and advertising expense was $14,301,000, $13,976,000 and $13,929,000 respectively in Fiscal Years 2007, 2006 and 2005. Advertising expense represents the largest component of these costs. Spending for advertising and marketing programs is proportionate to sales levels, reflecting the Company’s long standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing. Advertising expense was $6,817,000, $6,740,000, and $6,443,000 respectively in Fiscal Years 2007, 2006 and 2005. All other administrative costs were $7,484,000, $7,236,000 and $7,486,000 respectively in Fiscal Years 2007, 2006 and 2005. Fiscal Year 2007 included $314,000 in stock based compensation costs directly attributable to the adoption of SFAS 123 (R).

Revenue from franchise fees is based on sales of Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants and are recorded on the accrual method as earned. As of May 29, 2007, 28 Big Boy restaurants licensed to other operators were paying franchise fees to the Company. No licensed Big Boy restaurants opened or closed during Fiscal Year 2007 or Fiscal Year 2006. Three licensed restaurants ceased operating in Fiscal Year 2005. Other revenue also includes certain other fees from licensed restaurants along with miscellaneous rent and investment income.

Gains and losses on sale of assets consist of transactions involving real property and sometimes may include restaurant equipment that is sold together with real property as a package when closed restaurants are sold. Gains and losses reported on this line do not include abandonment losses that often arise when certain equipment is replaced before it reaches the end of its expected life. Abandonment losses are instead reported in other operating costs. The sale of an older Big Boy restaurant was completed shortly after the restaurant ceased operating in October 2006. The resulting $250,000 gain was reported on the line “(Gain on sale of assets”) in Fiscal Year 2007. The amount reported on the same line in Fiscal Year 2006 resulted principally from a gain in connection with an eminent domain proceeding. Substantially all of the amount reported for Fiscal Year 2005 arose from a gain on the sale of undeveloped land.

No significant charges for impairments of assets were recorded during any of the three years in the period ended May 29, 2007.

Other Expense (Income)

Interest expense was $2,672,000, $2,771,000 and $2,820,000 respectively, in Fiscal Years 2007, 2006 and 2005. Without the benefit of the $9,000,000 debt retirement in March 2005, which was provided from life insurance benefits, interest expense for Fiscal Year 2006 would have been at least $500,000 higher. While variable interest rates inched higher in Fiscal Year 2007, a lower overall debt load resulted in the reduction of interest expense.

In addition to interest expense, a $4,440,000 non-taxable life insurance benefit in Fiscal Year 2005 was classified as other expense (income), and is not included in the determination of operating profit.

Income Taxes

Income tax expense as a percentage of pre-tax earnings was 31.4 in Fiscal Year 2007, 32.1 percent in Fiscal Year 2006 and 25.0 percent in Fiscal Year 2005. The Fiscal 2005 income tax expense percentage was favorably affected by a $4,440,000 gain from non-taxable life insurance benefit. The effective rate for Fiscal 2005 would have been 32.3 percent without the advantage of the non-taxable life insurance benefit. The effective rates have been kept consistently low through the Company’s use of available tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. To a lesser degree, the Company also uses the federal Work Opportunity Tax Credit (WOTC).

FASB (Financial Accounting Standards Board) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), is effective for fiscal years beginning after December 15, 2006 (the Company’s fiscal year that will end June 3, 2008). FIN 48 provides guidance for recognition and measurement on financial statements of tax positions taken in tax returns or expected to be taken on a future tax return. The Company is currently evaluating the effect of applying FIN 48.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

As of May 29, 2007

		Payments due by period (in thousands)						more than 5 years
		Total	year 1	year 2	year 3	year 4	year 5
	Long-term debt	36,784	11,775	8,443	6,100	4,657	3,242	2,567
	Rent due under capital lease obligations	3,649	2,648	300	277	262	149	13
1.	Rent due under operating leases	23,916	1,874	1,867	1,641	1,408	1,434	15,692
2.	Unconditional purchase obligations	19,689	8,469	2,244	2,244	2,244	2,244	2,244
3.	Other long-term obligations	1,775	221	224	227	231	234	638
	Total contractual cash obligations	85,813	24,987	13,078	10,489	8,802	7,303	21,154

1.	Not included in the table is a secondary liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” as amended.
2.	Primarily consists of commitments for capital projects plus certain food and beverage items.
3.	Deferred compensation liability.

The working capital deficit was $25,832,000 as of May 29, 2007. The deficit was $18,518,000 as of May 30, 2006. The increase in the working capital deficit reflects a) higher levels of accounts payable, primarily for three Big Boys and one Golden Corral that were under construction as of May 29, 2007, b) a larger portion of long term debt due within one year, and c) residual value guarantees on certain capital leases are now due in less than one year. Including draws since May 29, 2007, $4,000,000 remains available to be borrowed under the terms of a Construction Draw Credit Facility, which expires September 1, 2008, unless extended. Additionally, $3,000,000 remains available on a working capital revolving line of credit through September 1, 2008, if needed.

Operating Activities

Operating cash flows were $22,695,000 in Fiscal Year 2007, $3,534,000 higher than Fiscal Year 2006 and $2,187,000 higher than Fiscal Year 2005. Included in operating cash flows are normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which can and often do fluctuate widely. Management believes a better, more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus non cash expenses such as depreciation, losses net of any gains on dispositions of assets and stock based compensation expense. The result of this method is reflected as a sub-total in the consolidated statement of cash flows: $23,240,000 in Fiscal Year 2007, $21,979,000 in Fiscal Year 2006 and $22,429,000 in Fiscal Year 2005 (life insurance benefit excluded).

Investing Activities

Capital spending is the principal component of investing activities. Capital spending was $18,588,000 during Fiscal Year 2007. This year’s capital spending includes $3,721,000 for Golden Corral restaurants and $14,867,000 for Big Boy restaurants. The spending is indicative of management’s shift to an emphasis on Big Boy development. These capital expenditures consisted of new restaurant construction, site acquisitions for expansion, the acquisition in fee simple of existing restaurant facilities pursuant to purchase option provisions in lease agreements, remodeling existing restaurants including kitchen redesigns and dining room expansions, routine equipment replacements and other capital outlays.

Proceeds from the disposition of property during Fiscal Year 2007 amounted to $411,000, including $398,000 from the sale of a Big Boy restaurant that closed in October 2006. Three low-volume Big Boy restaurants that respectively ceased operations in January, April and June 2007 are expected to be sold in the near term, the aggregate proceeds from which should amount to just under $1.8 million. Proceeds from dispositions of property in Fiscal Year 2006 consisted of the sale of two pieces of land that the Company had originally intended to develop that ultimately proved to be not viable, plus proceeds from an eminent domain proceeding.

Investing activities for Fiscal Year 2005 included the receipt of claims for life insurance benefits totaling $9,159,000 that were associated with the death of the Company’s Chairman of the Board in February 2005.

Financing Activities

Borrowing against credit lines amounted to $6,000,000 during Fiscal Year 2007. Another $3,000,000 was borrowed shortly after the year ended. Scheduled and other payments of long-term debt and capital lease obligations amounted to $9,530,000 during Fiscal Year 2007. Payment of long-term debt and capital lease obligations in Fiscal Year 2005 included $9,000,000 that was paid with the life insurance proceeds discussed above under Investing Activities. Regular quarterly cash dividends paid to shareholders totaled $2,240,000 in Fiscal Year 2007. As the Company expects to continue its 47 year practice of paying regular quarterly cash dividends, the Board of Directors declared another $.11 per share dividend on June 6, 2007 that was paid on July 10, 2007 to shareholders of record on June 22, 2007.

During Fiscal Year 2007, employees acquired approximately 47,000 shares of the Company’s common stock pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $876,000. As of May 29, 2007, 395,000 shares granted under the Company’s two stock option plans remain outstanding, including 325,000 fully vested shares at a weighted average price per share of $18.91. As of May 29, 2007, approximately 700,000 shares remained available to be granted under these plans.

Other Information

As of May 29, 2007, 34 Golden Corral restaurants were in operation. The Company’s 35th Golden Corral restaurant opened in July 2007, the first new restaurant to be opened since November 2005. As of May 29, 2007, the cost remaining to complete the project was $1,848,000. The Company has the approval of Golden Corral Franchising Systems, Inc. to curtail development of Golden Corral restaurants until operating performance levels improve in existing restaurants. The curtailment allows the Company to use cash flows and credit facilities in a manner that strengthens the balance sheet and keeps interest costs in check, while allowing operations to focus on rebuilding declining same store sales.

The Company continues to possess development rights for up to 28 more Golden Corral restaurants. Aside from the restaurant that opened in July 2007, no other Golden Corral restaurants are currently planned to open in Fiscal Year 2008. Current plans call for continuing to search for cost effective sites for future development. In the meantime, five existing Golden Corral restaurants will be renovated during Fiscal Year 2008 at an average cost of $185,000 per restaurant. Renovations of five Golden Corral restaurants were completed in Fiscal year 2007.

A Big Boy restaurant that opened for business in October 2006 was the relocation to a superior site of an older facility within the same market. A Big Boy restaurant that opened in July 2006 was the relocation, also to a superior site, of a restaurant that was lost in an eminent domain proceeding. Three Big Boy restaurants were under construction as of May 29, 2007, at which time the estimated cost remaining to complete these projects was $4,363,000. Two of these restaurants subsequently opened for business in June and July 2007, respectively. The third is a replacement of a Big Boy restaurant that closed in April 2007 that is scheduled to re-open in August 2007. Several sites are currently being evaluated for future acquisition and development. One existing Big Boy is scheduled to be razed in the spring of 2008 and replaced with a new building.

Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year at an average cost of $75,000 per restaurant. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether an expansion of the dining room is warranted. A typical kitchen redesign costs approximately $125,000 and a dining room expansion can cost up to $500,000.

Including land and land improvements, the cash required to build and equip each new restaurant currently ranges from $3,200,000 to $4,000,000 for a Golden Corral, and from $2,200,000 to $2,900,000 for a Big Boy. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. No pending agreements to acquire real property were in place as of May 29, 2007.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is becoming more frequently necessary to enter ground leases to obtain desirable land on which to build. Eight of the 34 Golden Corral restaurants in operation as of May 29, 2007 have been built on leased land. Three Big Boy restaurants opened since 2003 were also built on leased land. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended. As of May 29, 2007 the Company occupied 28 restaurants pursuant to leases, of which five are capital leases under the provisions of SFAS 13. Three of capital leases will expire on October 31, 2007 and the final two will expire in May 2008. The Company will likely purchase these five Big Boy properties at costs yet to be determined.

Three Big Boy restaurants that had been occupied on a month to month arrangement were acquired in fee simple in September 2006 pursuant to the Company’s right to purchase the properties from the landlord. The aggregate purchase price was $2,620,000. In addition, a Big Boy restaurant facility that had been occupied pursuant to an operating lease was acquired in fee simple for $733,000 in December 2006.

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

Big Boy restaurants utilize centralized purchasing and food preparation provided through the Company’s commissary and food manufacturing plant. The Company believes the commissary operation ensures uniform product quality and safety, timeliness of distribution to restaurants and created efficiencies that ultimately result in lower food and supply costs. The Commissary operation does not supply Golden Corral restaurants.

Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside the Company’s control, including import and export restrictions, supply versus demand, production levels and the impact of weather on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are normally for periods of one year or less but may have longer terms if favorable long-term pricing becomes available. Food supplies are generally plentiful and may be obtained from any number of suppliers, which mitigates the Company’s overall commodity cost risk. Quality, timeliness of deliveries and price are the principal determinants of source. The Company does not use financial instruments as a hedge against changes in commodity pricing.

Except for items such as beef, bread, produce and dairy products that are purchased from any number of local suppliers, the Golden Corral segment of the business currently purchases substantially all food, beverage and other menu items from the same approved vendor that Golden Corral Franchising Systems, Inc. (Franchisor) uses for its operations. Deliveries are made two times per week. Other vendors are available to provide products that meet the Franchisor’s specifications at comparable prices should the Company wish or need to make a change.

Item 8.	Financial Statements and Supplementary Data

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 29, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 29, 2007 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of May 29, 2007 based on the criteria in Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 29, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears herein.

July 24, 2007
Date

/s/ Craig F. Maier
Craig F. Maier
President and Chief Executive Officer

/s/ Donald H. Walker
Donald H. Walker
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Frisch’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Frisch’s Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of May 29, 2007 and May 30, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended May 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frisch’s Restaurants, Inc. and Subsidiaries as of May 29, 2007 and May 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended May 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (R), Share-Based Payment, on May 31, 2006. Also, as discussed in Note F to the consolidated financial statements, the Company has adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R), on May 29, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Frisch’s Restaurants, Inc’s internal control over financial reporting as of May 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 24, 2007, expressed unqualified opinions therein.

GRANT THORNTON LLP

/s/ Grant Thornton LLP
Cincinnati, Ohio
July 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Frisch’s Restaurants, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Frisch’s Restaurants, Inc. (an Ohio Corporation) maintained effective internal control over financial reporting as of May 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frisch’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Frisch’s Restaurants, Inc. maintained effective internal control over financial reporting as of May 29, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Frisch’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 29, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frisch’s Restaurants, Inc. and Subsidiaries as of May 29, 2007 and May 30, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended May 29, 2007 and our report dated July 24, 2007 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

/s/ Grant Thornton LLP
Cincinnati, Ohio
July 24, 2007

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 29, 2007 and May 30, 2006

ASSETS

	2007	2006
Current Assets
Cash	$321,200	$815,346
Trade and other receivables	1,405,892	1,538,024
Inventories	6,376,059	4,791,898
Prepaid expenses and sundry deposits	984,132	2,795,444
Prepaid and deferred income taxes	1,930,701	2,122,544

Total current assets	11,017,984	12,063,256

Property and Equipment
Land and improvements	64,518,917	60,691,775
Buildings	85,805,775	84,830,307
Equipment and fixtures	87,948,798	89,151,961
Leasehold improvements and buildings on leased land	29,153,070	28,171,132
Capitalized leases	5,054,200	5,257,019
Construction in progress	7,435,071	2,211,659

	279,915,831	270,313,853
Less accumulated depreciation and amortization	120,629,146	115,943,839

Net property and equipment	159,286,685	154,370,014

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,216,620	1,383,729
Investments in land	2,249,890	2,272,405
Property held for sale	1,470,920	805,784
Other	3,275,811	3,646,989

Total other assets	8,953,885	8,849,551

Total assets	$179,258,554	$175,282,821

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 29, 2007 and May 30, 2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2007	2006
Current Liabilities
Long-term obligations due within one year
Long-term debt	$11,774,604	$8,926,194
Obligations under capitalized leases	2,480,419	388,222
Self insurance	716,443	856,962
Accounts payable	12,353,968	10,330,378
Accrued expenses	9,235,002	9,639,747
Income taxes	290,010	441,045

Total current liabilities	36,850,446	30,582,548

Long-Term Obligations
Long-term debt	25,009,540	30,991,636
Obligations under capitalized leases	880,451	3,125,742
Self insurance	1,133,606	1,549,499
Deferred income taxes	3,457,714	4,496,802
Deferred compensation and other	4,057,022	3,855,158

Total long-term obligations	34,538,333	44,018,837

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued 7,568,680 and 7,521,930 shares - stated value - $1	7,568,680	7,521,930
Additional contributed capital	63,838,824	62,531,311

	71,407,504	70,053,241

Accumulated other comprehensive loss	(1,214,704)	—
Retained earnings	70,448,512	63,420,622

	69,233,808	63,420,622

Less cost of treasury stock (2,445,764 and 2,447,323 shares)	(32,771,537)	(32,792,427)

Total shareholders’ equity	107,869,775	100,681,436

Total liabilities and shareholders’ equity	$179,258,554	$175,282,821

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

Three years ended May 29, 2007

	2007	2006 *	2005
Sales	$289,934,367	$290,967,866	$279,247,122

Cost of sales
Food and paper	101,401,056	102,105,847	98,569,774
Payroll and related	95,500,491	96,097,853	92,351,759
Other operating costs	64,043,426	64,337,677	57,800,494

	260,944,973	262,541,377	248,722,027

Gross profit	28,989,394	28,426,489	30,525,095

Administrative and advertising	14,301,277	13,976,020	13,928,712
Franchise fees and other revenue	(1,253,398)	(1,249,771)	(1,351,967)
Gains on sale of assets	(250,069)	(567,987)	(86,921)

Operating profit	16,191,584	16,268,227	18,035,271

Other expense (income)
Interest expense	2,672,171	2,771,342	2,820,449
Life insurance benefits in excess of cash surrender value	—	—	(4,440,000)

Earnings before income taxes	13,519,413	13,496,885	19,654,822

Income taxes
Current
Federal	5,482,285	4,616,461	4,226,844
Less tax credits	(782,886)	(601,779)	(785,855)
State and municipal	657,528	579,205	757,698
Deferred	(1,105,070)	(256,767)	715,310

Total income taxes	4,251,857	4,337,120	4,913,997

NET EARNINGS	$9,267,556	$9,159,765	$14,740,825

Earnings per share (EPS) of common stock:

Basic net earnings per share	$1.82	$1.81	$2.92

Diluted net earnings per share	$1.78	$1.78	$2.86

*	Fiscal year 2006 contained 366 days. The other years presented contained 364 days.

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Three years ended May 29, 2007

	2007	2006	2005
Cash flows provided by (used in) operating activities:
Net earnings	$9,267,556	$9,159,765	$14,740,825
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	13,643,678	13,125,459	12,115,649
Net loss (gain) on disposition of assets, including abandonments	15,021	(306,089)	12,380
Stock-based compensation expense	313,835	—	—
Life insurance benefit	—	—	(4,440,000)

	23,240,090	21,979,135	22,428,854
Changes in assets and liabilities:
Trade and other receivables	132,132	(148,049)	375,913
Inventories	(1,584,161)	(199,805)	(210,279)
Prepaid expenses and sundry deposits	(29,149)	24,318	(297,444)
Other assets	44,265	707,743	(1,231,460)
Prepaid and deferred income taxes	(221,488)	(1,513,506)	831,801
Accrued income taxes	17,242	24,920	(20,140)
Excess tax benefit from stock-based compensation	(168,277)	—	—
Tax benefit from stock options exercised	—	34,088	74,499
Accounts payable	2,023,590	(2,468,768)	(581,110)
Accrued expenses	(404,745)	875,777	525,678
Self insured obligations	(556,412)	(426,618)	(862,005)
Deferred compensation and other liabilities	201,864	272,038	679,146

	(545,139)	(2,817,862)	(715,401)

Net cash provided by operating activities	22,694,951	19,161,273	21,713,453

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(18,588,490)	(19,095,678)	(24,123,183)
Proceeds from disposition of property	410,655	1,586,627	225,328
Proceeds from sale of franchise rights	—	—	168,981
Proceeds from life insurance benefits	—	—	9,159,173
Change in other assets	(302,832)	(1,395,866)	(363,750)

Net cash (used in) investing activities	(18,480,667)	(18,904,917)	(14,933,451)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	6,000,000	11,000,000	11,500,000
Payment of long-term debt and capital lease obligations	(9,530,082)	(8,833,644)	(16,338,644)
Cash dividends paid	(2,239,666)	(2,229,327)	(2,219,717)
Proceeds from stock options exercised - new shares issued	869,672	303,174	219,436
Proceeds from stock options exercised - treasury shares re-issued	6,275	—	92,844
Other treasury shares re-issued	28,880	51,829	74,900
Treasury shares acquired	—	—	(30,491)
Excess tax benefit from stock based compensation	168,277	—	—
Employee stock purchase plan	(11,786)	(39,342)	(66,440)

Net cash provided by (used in) financing activities	(4,708,430)	252,690	(6,768,112)

Net increase (decrease) in cash and equivalents	(494,146)	509,046	11,890
Cash and equivalents at beginning of year	815,346	306,300	294,410

Cash and equivalents at end of year	$321,200	$815,346	$306,300

Supplemental disclosures:
Interest paid	$2,733,012	$2,875,337	$2,984,217
Income taxes paid	5,456,622	5,792,020	4,028,266
Income tax refunds received	1,000,519	403	429
Lease transactions capitalized	243,305	600,873	489,722

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three years ended May 29, 2007

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at May 30, 2004	$7,490,845	$61,976,027	$—	$43,969,077	$(32,920,555)	$80,515,394
Net earnings for the year	—	—	—	14,740,825	—	14,740,825
Stock options exercised - new shares issued	14,331	205,105	—	—	—	219,436
Stock options exercised - treasury shares re-issued	—	(3,109)	—	—	95,953	92,844
Tax benefit from stock options exercised	—	74,499	—	—	—	74,499
Other treasury shares re-issued	—	39,965	—	—	34,935	74,900
Treasury shares acquired	—	—	—	—	(30,491)	(30,491)
Employee stock purchase plan	—	(66,440)	—	—	—	(66,440)
Cash dividends paid - $.44 per share	—	—	—	(2,219,717)	—	(2,219,717)

Balance at May 29, 2005	7,505,176	62,226,047	—	56,490,185	(32,820,158)	93,401,250

Net earnings for the year	—	—	—	9,159,765	—	9,159,765
Stock options exercised - new shares issued	16,754	286,420	—	—	—	303,174
Tax benefit from stock options exercised	—	34,088	—	—	—	34,088
Other treasury shares re-issued	—	24,098	—	—	27,731	51,829
Employee stock purchase plan	—	(39,342)	—	—	—	(39,342)
Cash dividends paid - $.44 per share	—	—	—	(2,229,328)	—	(2,229,328)

Balance at May 30, 2006	7,521,930	62,531,311	—	63,420,622	(32,792,427)	100,681,436

Net earnings for the year	—	—	—	9,267,556	—	9,267,556
SFAS No. 158 adjustment net of tax	—	—	(1,214,704)	—	—	(1,214,704)
Stock options exercised - new shares issued	46,750	822,922	—	—	—	869,672
Stock options exercised - treasury shares re-issued	—	1,800	—	—	4,475	6,275
Excess tax benefit from stock-based compensation	—	168,277	—	—	—	168,277
Stock-based compensation expense	—	313,835	—	—	—	313,835
Other treasury shares re-issued	—	12,465	—	—	16,415	28,880
Employee stock purchase plan	—	(11,786)	—	—	—	(11,786)
Cash dividends paid - $.44 per share	—	—	—	(2,239,666)	—	(2,239,666)

Balance at May 29, 2007	$7,568,680	$63,838,824	$(1,214,704)	$70,448,512	$(32,771,537)	$107,869,775

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE A - ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. (the Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All Big Boy restaurants operated by the Company are currently located in various regions of Ohio, Kentucky and Indiana. Golden Corral restaurants currently operate primarily in the greater metropolitan areas of Cincinnati, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania. The Company has development rights to expand Golden Corral operations into markets in Columbus, Ohio, northern Indiana and southern Michigan.

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

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. Each of the three years in the period ended May 29, 2007 was a 52 week year. However, the fiscal year that ended May 30, 2006 included an additional two days (366 days) to effect a change in the year end from the Sunday nearest to the last day of May to the nearest Tuesday.

The first quarter of each fiscal year presented herein contained sixteen weeks, while the last three quarters each contained twelve weeks, except for the fourth quarter of the fiscal year that ended May 30, 2006 which consisted of twelve weeks plus two days.

The fiscal year that will end on Tuesday, June 3, 2008 will be a 53 week (371 days) period, when an additional week will be added to the fourth quarter.

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

Three years ended May 29, 2007

NOTE A - ACCOUNTING POLICIES (continued)

Management considers the following accounting policies to be critical accounting policies because the application of estimates to these policies require management’s most difficult, subjective or complex judgments: self-insurance liabilities, net periodic pension cost and future pension obligations, and the carrying values of long-lived assets.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Funds in transit from credit card processors are classified as cash. Outstanding checks totaling $2,140,000 were included in accounts payable as of May 29, 2007.

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 at May 29, 2007 and May 30, 2006. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for new restaurant buildings that were under construction as of May 29, 2007 totaled approximately $6,211,000, consisting of $4,363,000 for three Big Boys and $1,848,000 for one Golden Corral. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for fiscal years 2007, 2006 and 2005 was $38,000, $126,000 and $118,000, respectively. No pending agreements to acquire real property were in place as of May 29, 2007.

The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet. Certain surplus property, including two Big Boy restaurants that ceased operations during fiscal year 2007, is currently held for sale. All of the surplus property is stated at the lower of cost or market and is classified as “Property held for sale” in the consolidated balance sheet. Market values are generally determined by real estate brokers and/or management’s judgment.

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

Three years ended May 29, 2007

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

No significant impairment losses were recorded during any of the periods presented in the accompanying consolidated financial statements.

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

SFAS 13 also requires rent to be recognized during that part of the lease term when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while the restaurant is being constructed on leased land. The Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” on October 6, 2005. This FSP requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The capitalization of such “rent holidays” had to cease upon application of the FSP to the first reporting period beginning after December 15, 2005. Earlier application being permitted, the Company elected to cease capitalizing “rent holidays” effective with the second quarter of fiscal year 2006.

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

Three years ended May 29, 2007

NOTE A - ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of May 29, 2007 and May 30, 2006, the carrying amount of goodwill acquired in prior years was $741,000.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant. This equates to $91,000 per year in each of the next five years for the 34 Golden Corral restaurants that were in operation as of May 29, 2007. Amortization for fiscal years 2007, 2006 and 2005 was $91,000, $91,000 and $75,000, respectively. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	2007	2006
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,360	$1,360
Less accumulated amortization	(427)	(336)

Carrying amount of Golden Corral initial franchise fees subject to amortization	933	1,024

Current portion of Golden Corral initial franchise fees subject to amortization	(91)	(91)
Golden Corral fees not yet subject to amortization	320	305
Other	54	146

Total other intangible assets	$1,216	$1,384

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

Under the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement,” the Company may either present sales in the consolidated statement of earnings on a gross (include tax collections in revenue and remittances in costs) or a net (exclude taxes from revenue and costs) basis. The Company’s policy has always been to report sales on a net basis, which excludes taxes from revenue and costs.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE A - ACCOUNTING POLICIES (continued)

Revenue from the sale of gift cards is deferred for recognition until redeemed by the customer, as service fees are assessed or the card otherwise expires. Except where prohibited by law, recognition of previously deferred revenue from paper gift certificates (no longer issued by the Company) occurs when the probability is remote that customers will demand full performance.

Advertising

Advertising costs are charged to expense as incurred. Advertising expense for fiscal years 2007, 2006 and 2005 was $6,817,000, $6,740,000 and $6,443,000, respectively.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred:

	2007	2006	2005
	(in thousands)
Golden Corral	$95	$1,124	$1,222
Big Boy	443	291	265

	$538	$1,415	$1,487

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

The executive officers of the Company and certain other “highly compensated employees” (HCE’s) are disqualified from participation in the Company’s 401(k) savings plan (the salaried plan), a defined contribution plan, with a ten percent matching employer cash contribution with immediate vesting. A non-qualified savings plan - Frisch’s Executive Savings Plan (FESP) - provides a means by which the HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s salary into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first ten percent of deferred salary at a rate of ten percent for deferrals into mutual funds, while a fifteen percent match is added to deferrals into common stock. Although the Company owns the mutual funds until the retirement of the participants, the funds are invested at the direction of the participants. The common stock is a “phantom investment,” which may be paid in actual shares or in cash upon retirement of the participants. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the balance sheet.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

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

2007	2006	2005
(in thousands)
$828	$931	$1,044

Indicative of the improvements in claims experience, lower rates to accrue the initial self-insurance liabilities have been in place since fiscal year 2006. The lower rates should effect a continuation in the trend of reducing the size of future quarterly adjustments.

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

New Accounting Pronouncements

The Company adopted Statement of Financial Accounts Standards No. 123 (R) (SFAS 123(R)), “Share-Based Payment” on May 31, 2006. SFAS 123 (R) requires the fair value of stock options granted to be recognized as compensation cost (see Share-Based Payment in Note E – Capital Stock).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

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

Statement of Accounting Standards No. 154 (SFAS 154) “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” is effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of SFAS 154 for any accounting changes or error corrections that may occur beginning in fiscal year 2007 and thereafter.

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

Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R),” was effective as of the end of the Company’s current fiscal year that ended May 29, 2007. It requires recognition of the overfunded or underfunded status of defined benefit pension plans as an asset or liability in the consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes a projection of future salary increases. (See Note F – Pension Plans.)

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

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide guidance in quantifying the effects of financial statement misstatements. Two approaches have widely been used in practice for the purpose of accumulating and quantifying such misstatements: the “rollover” and “iron curtain” approaches. The rollover method quantifies a misstatement’s effect on the current year’s statement of earnings, which does not consider the carryover effects of prior year misstatements. The iron curtain method quantifies errors as the cumulative amount by which the balance sheet for the current year is misstated. SAB 108 requires the Company to quantify the materiality of such errors under both approaches, which is referred to as the “dual approach.” The Company has historically relied upon this approach when such errors have arisen. No effects have resulted from the initial application of SAB 108.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE A – ACCOUNTING POLICIES (continued)

The Company reviewed all other significant newly issued accounting pronouncements, including:

•	SFAS 152 “Accounting for Real Estate Time Sharing Transactions”

•	SFAS 153 “Exchanges of Nonmonetary Assets”

•	SFAS 155 “Accounting for Certain Hybrid Financial Statements – an Amendment of FASB Statements No. 133 and 140”

•	SFAS 156 “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140.”

The adoption of these pronouncements has not (or will not in the case of future adoption) had a material impact on the consolidated financial statements.

NOTE B - LONG-TERM DEBT

	2007		2006
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$—	$—	$—
Term Loans	8,826	23,111	8,926	27,992
Revolving Credit Loan	2,000	—	—	—
Bullet Loan	949	1,899	—	3,000

	$11,775	$25,010	$8,926	$30,992

The portion payable after one year matures as follows:

	2007	2006
	(in thousands)
Period ending in 2008	$—	$11,390
2009	8,443	6,937
2010	6,100	4,673
2011	4,657	4,076
2012	3,241	2,633
2013	1,935	1,283
Subsequent to 2013	634	—

	$25,010	$30,992

The Construction Draw Facility (the Facility) is an unsecured draw credit line intended to finance new restaurant construction, under which $7,000,000 remained available to be borrowed as of May 29, 2007. In June 2007, the Company borrowed $3,000,000 under the Facility, reducing to $4,000,000 the amount available to be borrowed before the Facility expires on September 1, 2008, unless extended.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE B - LONG-TERM DEBT (continued)

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

As of May 29, 2007, the aggregate outstanding balance under the Facility was $31,937,000, representing the remaining balances of original Term Loans of $69,500,000. Five of the original Term Loans totaling $8,000,000 have now been retired. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.06 percent, and are being repaid in 84 equal monthly installments of principal and interest aggregating $908,000, expiring in various periods ranging from October 2007 through October 2013. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. Any outstanding Construction Phase Loan that has not been converted into a Term Loan on September 1, 2008 shall mature and be payable in full at that time, unless the Facility is extended.

The Bullet Loan was converted into a term loan effective March 15, 2007. The provisions of the term loan call for 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate. The loan continues to be secured by mortgages covering the real property of two Golden Corral restaurants having an approximate book value of $4,180,000.

The Revolving Credit Loan is an unsecured line of credit that allows for borrowing of up to $5,000,000 to fund temporary working capital needs through September 1, 2008, unless extended. The loan agreement requires a 30 consecutive day out-of-debt period each year. As of May 29, 2007, $2,000,000 had been borrowed against the loan. Interest, currently payable at a variable rate of 6.55 percent through July 25, 2007, is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a .25 percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to tangible net worth, interest expense, cash flow, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of May 29, 2007. The reduction in the Company’s consolidated equity that resulted from the adoption of SFAS 158 (see New Accounting Pronouncements in Note A – Accounting Policies and Note F – Pension Plans) did not violate the tangible net worth covenant. Compensating balances are not required by any of these loan agreements.

The fair values of any outstanding balances in the Construction Phase of the Construction Draw Facility or the Revolving Credit Loan approximate carrying value as of May 29, 2007 and May 30, 2006, as the provisions of the loan agreements call for variable rated interest. The fair value of the Bullet Loan also approximates carrying value. The fair values of the fixed rate Term Loans shown in the following table are based on fixed rates that would be available for loans with identical terms and maturities, if borrowed at May 29, 2007 and May 30, 2006.

	2007		2006
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Construction Draw Facility
Term Loans	31,937	31,529	36,918	36,173

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE C - LEASED PROPERTY

The Company’s policy is to own its restaurant properties whenever possible, however, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to twenty years, and/or have favorable purchase options. As of May 29, 2007, 28 restaurants were in operation on non-owned premises, consisting of five capital leases (all of which are for Big Boy operations) and 23 operating leases (fifteen are for Big Boy operations and eight are for Golden Corral operations). In September 2006, the Company completed acquisitions in fee simple of three Big Boy restaurant locations pursuant to purchase option rights granted under leasing arrangements. The aggregate cost was approximately $2,620,000. In addition, a fourth Big Boy restaurant facility occupied pursuant to an operating lease was acquired in fee simple for $733,000 in December 2006. Three of the five capital leases discussed above will expire on October 31, 2007 and the final two will expire in May 2008. The Company will likely purchase these five properties. The purchase prices have yet to be determined, but the cost will not be less than the residual value guarantees included in the future minimum lease payments included in the last table in Note C – Leased Property.

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

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	2006	2007
	(in thousands)
Restaurant facilities	$3,496	$3,942
Equipment	1,558	1,315

	5,054	5,257
Less accumulated amortization	(3,910)	(3,977)

	$1,144	$1,280

Rent expense under operating leases consists of:

	2007	2006	2005
	(in thousands)
Minimum rentals	$2,056	$2,040	$1,565
Contingent payments	49	51	55
Cumulative rent adjustment	—	—	433

	$2,105	$2,091	$2,053

The cumulative rent adjustment in fiscal year 2005 was the result of a comprehensive review of the Company’s accounting for operating leases during fiscal year 2005. The review determined that the Company had erred by not accounting for escalating rental payments on a straight-line basis over the terms of the applicable leases, including option periods considered to be part of the lease term under SFAS 13, as amended. In addition, rent had not been recognized for “rent holiday” periods that often occur during construction of buildings on leased land, when no rent is payable. As a result, the Company determined that its balance sheet had a $615,000 understatement for accrued rent, comprised of $433,000 of under accrued escalating rental payments and $182,000 for “rent holidays.” The impact on the Company’s financial statements was evaluated and it was determined that the errors were not material to any of the applicable prior periods. Thus, $433,000 was charged against earnings ($293,000 after tax) for the under accrued escalating rentals and $182,000 for under accrued “rent holidays” was capitalized (see Leases in Note A – Accounting Policies).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE C - LEASED PROPERTY (continued)

Future minimum lease payments under capitalized leases and operating leases, including aggregate residual value guarantees of $2,101,000 on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Fiscal year ending in:	Capitalized leases	Operating leases
	(in thousands)
2008	$2,648	$1,874
2009	300	1,867
2010	277	1,641
2011	262	1,408
2012	149	1,434
2013 to 2027	13	15,692

Total	3,649	$23,916

Amount representing interest	(289)

Present value of obligations	3,360
Portion due within one-year	(2,480)

Long-term obligations	$880

Not included in the above table is a secondary liability for the performance of a ground lease that the Company has assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

NOTE D - INCOME TAXES

The variations between the statutory Federal rate and the effective rate are summarized as follows:

	Percent of pretax earnings
	2007	2006	2005
Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(5.8)	(4.5)	(4.1)
State and municipal income taxes - Current and deferred (net of Federal tax benefit)	3.2	2.8	2.6
Life Insurance Benefit	—	—	(7.8)
Other	(.0)	(.2)	.3

Effective rate	31.4	32.1	25.0

The effective tax rate for 2005 would have been 32.3 percent without the advantage of the non taxable life insurance benefit (see Note I – Life Insurance Benefit).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE D - INCOME TAXES (continued)

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax asset (liability) were as follows:

	2007	2006
	(in thousands)
Deferred compensation	$850	$894
Compensated absences	865	807
Stock-based compensation	107	—
Self insurance	580	751
Lease transactions	363	315
Other	233	291

Total deferred tax assets	2,998	3,058

Depreciation	(3,966)	(4,843)
Pension	(525)	(1,376)
Other	(458)	(454)

Total deferred tax liabilities	(4,949)	(6,673)

Net deferred tax liability	$(1,951)	$(3,615)

NOTE E - CAPITAL STOCK

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

Three years ended May 29, 2007

NOTE E - CAPITAL STOCK (continued)

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

As of May 29, 2007, options to purchase 129,750 shares had been cumulatively granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer (CEO). The Committee has determined that outstanding options belonging to the CEO vest six months from the date of the grant, while outstanding options granted to other key employees vest in three equal annual installments. The Committee has further determined that outstanding options granted to non-employee members of the Board of Directors vest one year from the date of the grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause. In June 2007, the Committee approved a measure to provide for the immediate vesting of stock options outstanding upon the retirement of employees.

As of May 29, 2007, 694,250 shares remain available to be optioned, including 24,000 shares granted that were subsequently forfeited, which are again available for grants in accordance with the “Re-use of Shares” provision of the Plan. There were 101,921 options outstanding as of May 29, 2007.

No other awards - stock appreciation rights, restricted stock awards, unrestricted stock awards or performance awards—had been granted under the 2003 Stock Option and Incentive Plan as of May 29, 2007.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. In addition, the Board of Directors adopted certain amendments in December 2006 to bring the Amended Plan into compliance with the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code. As of May 29, 2007, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned to date, 293,566 remain outstanding as of May 29, 2007, 211,478 of which belong to the CEO.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE E - CAPITAL STOCK (continued)

All outstanding options under the 1993 Stock Option Plan, or the Amended Plan, were granted at fair market value and expire ten years from the date of grant. Outstanding options to the CEO vested in six months, while options granted to non-employee directors vested after one year. Outstanding options granted to other key employees vest in three equal annual installments. Stock appreciation rights are not provided for under the Amended Plan.

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of May 29, 2007:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	412,988	$19.58
Granted	45,250	$24.62
Exercised	(47,084)	$18.60
Forfeited or expired	(15,667)	$25.15

Outstanding at end of year	395,487	$20.05	5.84 years	$4,706

Exercisable at end of year	324,731	$18.91	5.26 years	$4,233

The intrinsic value of stock options exercised during fiscal years 2007, 2006 and 2005 was $494,000, $100,000 and $219,000, respectively.

Stock Options outstanding and exercisable as of May 29, 2007 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are as follows:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	69,479	$10.62	2.89 years
$13.01 to $18.00	51,334	$13.78	4.06 years
$18.01 to $24.20	120,501	$19.76	5.70 years
$24.21 to $30.13	154,173	$26.61	7.87 years

$ 8.31 to $30.13	395,487	$20.05	5.84 years

Exercisable:
$ 8.31 to $13.00	69,479	$10.62	2.89 years
$13.01 to $18.00	51,334	$13.78	4.06 years
$18.01 to $24.20	118,751	$19.70	5.65 years
$24.21 to $30.13	85,167	$27.67	7.37 years

$ 8.31 to $30.13	324,731	$18.91	5.26 years

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE E - CAPITAL STOCK (continued)

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. Through April 30, 2007, (latest available data), 123,219 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2007, the custodian held 34,721 shares on behalf of employees.

Frisch’s Executive Savings Plan

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of May 29, 2007, 45,880 shares remained in the reserve, including 8,821 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of May 29, 2007, the Company’s treasury held 2,445,764 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through January 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
May 29, 2007	5,090,960	$1.82	124,500	5,215,460	$1.78
May 30, 2006	5,067,115	1.81	93,148	5,160,263	1.78
May 29, 2005	5,044,600	2.92	112,251	5,156,851	2.86

Stock options to purchase 60,000, 143,000 and 80,000 shares respectively in the fiscal years 2007, 2006 and 2005 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE E - CAPITAL STOCK (continued)

Share-Based Payment (Compensation Cost)

The Company adopted Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), “Share-Based Payment” on May 31, 2006. SFAS 123 (R) requires the fair value of stock options granted to be recognized as compensation cost. It applies to all awards granted on or after the adoption date, with compensation cost based on the fair value of the award on the date of the grant. The cost is recognized in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. In addition, because the Company elected the modified prospective application transition method in adopting SFAS 123 (R), compensation cost is also recognized in the year ended May 29, 2007 for the portion of outstanding options vesting in fiscal year 2007 that were granted prior to, but not yet vested as of the adoption date, based on the fair value of those awards as was calculated under the original provisions of SFAS 123 and the pro forma disclosures under Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure.”

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

Fiscal year ended May 29, 2007
(in thousands)
Charged to administrative and advertising expense	$314
Tax benefit	107

Total share-based compensation cost, net of tax	$207

Effect on basic earnings per share	$.04

Effect on diluted earnings per share	$.04

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, the same method used to value options granted prior to May 31, 2006 for pro forma disclosures. The weighted average fair value of options granted during the fiscal year ended May 29, 2007 was $6.38, developed with the following assumptions:

Fiscal year ended May 29, 2007
Dividend yield	1.80%
Expected volatility	25%
Risk free interest rate	4.56%
Expected lives	5 years

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE E - CAPITAL STOCK (continued)

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

As of May 29, 2007, there was $184,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of .78 years.

SFAS 123 (R) also requires that compensation cost be recognized in connection with the Company’s Employee Stock Purchase Plan (described earlier). The Company recognizes compensation cost on these shares ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expensed is trued-up at the end of each period to reflect the actual number of shares issued. During the fiscal year ended May 30, 2007, $42,000 was charged to expense related to the Plan.

Prior to May 31, 2006, the Company accounted for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” No stock based employee compensation cost was included in net income, as all options granted had an exercise price equal to the market value of the stock on the date of the grant. In accordance with SFAS 148, the following table presents the pro forma effect on net income and earnings per share if the Company had accounted for stock options using the fair value recognition provisions of SFAS 123 during fiscal years 2006 and 2005:

	Fiscal year ended
	May 29, 2006	May 30, 2005
	(in thousands, except per share data)
Net Income, as reported	$9,160	$14,741
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants, net of tax effects	285	368

Pro forma net income	$8,875	$14,373

Earnings per share
Basic – as reported	$1.81	$2.92
Basic – pro forma	$1.75	$2.85

Diluted – as reported	$1.78	$2.86
Diluted – pro forma	$1.72	$2.79

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE E - CAPITAL STOCK (continued)

The estimated pro forma stock-based employee compensation expense used in the above table was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal year ended
	May 30, 2006	May 29, 2005
Dividend yield	1.80%	1.61%
Expected volatility	26%	29%
Risk free interest rate	3.87%	3.82%
Expected lives	5 years	5 years
Weighted average fair value of options granted	$6.19	$8.13

NOTE F - PENSION PLANS

As discussed more fully under Benefit Plans in Note A – Accounting Policies, the Company sponsors two qualified defined benefit plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The Company does not sponsor post retirement health care benefits. The accounting for all three retirement plans is summarized in the following tables.

Effective May 29, 2007, the Company adopted Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit pension plans to be recorded as an asset or liability in the consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes a projection of future salary increases. It also requires actuarial gains and losses, prior service costs or credits and transition obligations, if any, that have not yet been recognized to be recorded in Accumulated Other Comprehensive Income (AOCI). The table below shows the effect that the adoption of SFAS 158 had on the consolidated balance sheet as of May 29, 2007:

	Before Adoption of SFAS 158	Adjustments	After Adoption of SFAS 158
	(in thousands)
Prepaid pension costs	$3,499	$(3,499)	$—
Intangible asset	78	(78)	—
Net benefit asset	—	1,758	1,758
Total assets	181,078	$(1,819)	$179,259
Deferred income taxes	4,083	(625)	3,458
Accrued pension costs	114	(114)	—
Minimum liability	99	(99)	—
Net benefit obligation	—	213	213
Total liabilities	72,014	(625)	71,389
Accumulated other comprehensive loss	(21)	(1,194)	(1,215)
Total shareholders’ equity	109,064	(1,194)	107,870
Total liabilities and shareholders’ equity	181,078	(1,819)	179,259

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE F - PENSION PLANS (continued)

May 29, 2007
(in thousands)
Pre-tax amounts recognized in AOCI
Net actuarial loss/(gain)	$1,762
Prior service cost/(credit)	78
Transition obligation/(asset)	—

$1,840

The estimated amounts in AOCI that will be amortized into net periodic pension cost in fiscal year 2008 are as follows:

(in thousands)
Actuarial loss/(gain)	$217
Prior service cost/(credit)	17
Transition obligation/(asset)	—

$234

The measurement dates in the following tables are May 29, 2007 and May 30, 2006.

	(in thousands)
	2007	2006
Change in benefit obligation
Projected benefit obligation at beginning of year	$25,767	$24,855
Service cost	1,523	1,542
Interest cost	1,654	1,558
Plan participants’ contributions	—	—
Actuarial (gain)/loss	(541)	(779)
Benefits paid	(2,288)	(1,409)
Settlements	(49)	—

Projected benefit obligation at end of year	$26,066	$25,767

Accumulated benefit obligation at end of year	$21,849	$21,905

	(in thousands)
	2007	2006
Change in the plans’ assets
Fair value of plan assets at beginning of year	$24,736	$23,825
Actual return on plan assets	4,163	1,480
Employer contributions (a)	1,049	1,003
Plan participants’ contributions	—	—
Benefits paid, plus expenses	(2,289)	(1,572)
Settlements	(49)	—

Fair value of plan assets at end of year	$27,610	$24,736

(a)	Employer contributions shown for 2007 include $49,000 attributed to the unfunded SERP. Employer contributions shown for 2006 include $403,000 attributed to the previous plan year.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE F - PENSION PLANS (continued)

	(in thousands)
	2007	2006
Funded status at end of year
Fair value of plan assets	$27,610	$24,736
Projected benefit obligations	26,066	25,767

Funded status	1,544	(1,031)

Unrecognized net actuarial (gain)/loss	—	4,969
Unrecognized prior service (credit)/cost	—	108
Unrecognized transition (asset)/obligation	—	—

Amount recognized at end of year	$1,544	$4,046

	(in thousands)
	2007	2006
Funded status recognized in the consolidated balance sheet
Non-current asset	$1,757	—
Current liability	(24)	—
Non-current liability	(189)	—
Prepaid benefit cost	—	$4,176
Accrued benefit cost	—	(222)
Intangible asset	—	92
Accumulated other comprehensive income	—	—

	$1,544	$4,046

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at the measurement date were as follows:

	(in thousands)
	2007	2006
Projected benefit obligation at end of year	$213	$22,445
Fair value of plan assets at end of year	—	21,384

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at the measurement date were as follows:

	(in thousands)
	2007	2006
Projected benefit obligation at end of year	$213	$222
Accumulated benefit obligation at end of year	213	222
Fair value of plan assets at end of year	—	—

	(in thousands)
	May 29, 2007	May 30, 2006	May 29, 2005
Net periodic pension cost components
Service cost	$1,524	$1,542	$1,503
Interest cost	1,654	1,558	1,364
Expected return on plan assets	(1,955)	(1,964)	(1,863)
Amortization of prior service cost	29	70	70
Recognized net actuarial (gain)/loss	453	456	600
Settlement (gain)/loss	5	—	—

Net periodic pension cost	$1,710	$1,662	$1,674

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE F - PENSION PLANS (continued)

	May 29, 2007	May 30, 2006	May 29, 2005
Weighted average assumptions
Discount rate - net periodic pension cost	6.25%	6.00%	6.50%
Discount rate - projected benefit obligation	6.00%	6.25%	6.00%
Rate of compensation increase - net periodic pension cost	4.50%	4.50%	5.00%
Rate of compensation increase - projected benefit obligation	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	8.00%	8.50%	8.50%

The Company determines its discount rate by looking at the plans’ projected benefit payments in the future and matching those to spot rates based on yields of high-grade corporate bonds. A single discount rate is chosen, rounded to the nearest 25 basis points, that produces the same present value as the various spot rates.

To determine the expected return on plan assets, the Company looks at the target asset allocation of the plans’ trust and determines the expected return on each asset class. The expected returns for each asset class are combined and rounded to the nearest 25 basis points to determine the overall expected return on assets. The expected rate of return will remain at 8.0 percent for fiscal year 2008.

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

Target and actual pension plan assets are summarized as follows:

		Actual Allocations
	Target	2007	2006
Asset Category
Equity securities	70%	70%	71%
Fixed income	25%	28%	28%
Cash equivalents	5%	2%	1%

Total	100%	100%	100%

The Company anticipates making contributions to the two qualified defined benefit plans during fiscal year 2008, currently estimated at $1,000,000. Contributions to the SERP are made as participants retire in the amount of the participants’ actual benefit payment.

The following estimated future benefit payments for all three plans, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(in thousands)
2008	$873
2009	884
2010	1,266
2011	1,407
2012	1,319
2013-2017	10,931

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE F - PENSION PLANS (continued)

Compensation expense (not included in the above tables) relating to the Nondeferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) is equal to the amounts contributed to the Plan—$308,000 in fiscal year 2007, $367,000 in fiscal year 2006 and $521,000 in fiscal year 2005.

In addition, in June 2006, the Board of Directors voted to amend the employment contract of the President and Chief Executive Officer (CEO) to delete the provision for annual awards of stock options to be granted when certain levels of pretax earnings are achieved. In its place, a new incentive was added allowing additional annual contributions to be made to the trust established for the benefit of the CEO under the Company’s Nondeferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) when certain levels of pretax earnings are achieved. Based on the Company’s pretax earnings, $48,000 and $46,000, respectively, was included in the CEO’s incentive compensation for the fiscal years ended May 29, 2007 and May 30, 2006.

The Company also sponsors two 401(k) plans and a non-qualified Executive Savings Plan for certain highly compensated employees who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In fiscal years 2007, 2006 and 2005, matching contributions to the 401(k) plans amounted to $157,000, $156,000 and $163,000, respectively, while matching contributions to the Executive Savings Plan were $24,000, $23,000 and $20,000, respectively over the same fiscal years.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE G - SEGMENT INFORMATION (continued)

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	2007	2006	2005
	(in thousands)
Sales
Big Boy	$188,563	$187,093	$185,377
Golden Corral	101,371	103,875	93,870

	$289,934	$290,968	$279,247

Earnings before income taxes
Big Boy	$22,834	$22,595	$21,532
Opening expense	(443)	(291)	(265)

Total Big Boy	22,391	22,304	21,267

Golden Corral	(123)	507	4,037
Opening expense	(96)	(1,124)	(1,222)

Total Golden Corral	(219)	(617)	2,815

Total restaurant level profit	22,172	21,687	24,082

Administrative expense	(7,484)	(7,237)	(7,486)
Franchise fees and other revenue	1,254	1,250	1,352
Gains on asset sales	250	568	87

Operating Profit	16,192	16,268	18,035

Interest expense	(2,672)	(2,771)	(2,820)
Life insurance benefit	—	—	4,440

Total other (expense) income	(2,672)	(2,771)	1,620

	$13,520	$13,497	$19,655

Depreciation and amortization
Big Boy	$7,805	$7,743	$7,514
Golden Corral	5,839	5,382	4,602

	$13,644	$13,125	$12,116

Capital expenditures
Big Boy	$14,867	$11,558	$9,676
Golden Corral	3,721	7,538	14,447

	$18,588	$19,096	$24,123

Identifiable assets
Big Boy	$94,011	$87,709	$84,943
Golden Corral	85,248	87,574	82,523

	$179,259	$175,283	$167,466

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration, however, longer term agreements are also in place. Future minimum payments under these arrangements are $2,257,000, $2,244,000, $2,244,000, $2,244,000 and $2,244,000 respectively, for fiscal years 2008, 2009, 2010, 2011 and 2012, with $2,244,000 to be paid thereafter. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) In July 2002, the general contractor that built the defective building filed a demand for arbitration against the Company which sought $294,000 plus interest, fees, and costs it claimed were owed by the Company under the construction contract. The Company denied the claim and filed a counterclaim against the general contractor that alleged defective construction and claimed damages, lost profits, interest and costs, in an amount exceeding $1,000,000. In August 2006, the arbitration panel that heard the case awarded the Company $538,000 and denied the general contractor’s claim against the Company. The company filed a Motion to Modify the award to increase the time period for which the Company is entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. The general contractor also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the Cuyahoga County (Ohio) Court of Common Pleas to confirm the arbitration panel’s original award. The general contractor responded by filing a Motion with the same court to vacate the award. In April 2007, the court granted the Company’s Application and denied the general contractor’s Motion. In May 2007, the general contractor filed a Notice of Appeal.

In August 2002, the Company filed a separate lawsuit against the architect that designed the defective restaurant building alleging negligent design and claiming damages, lost profits, interest and costs exceeding $2,500,000. In July 2003, the Company resolved all claims, counterclaims and cross claims against the trial court defendants, including the architect and the architect’s structural engineering consultant. The defendants agreed to pay the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full in July 2004 and the case was dismissed. The resolution between the Company and the trial court defendants was separate and apart from the on-going dispute between the general contractor and the Company.

The Company is subject to various claims and suits that arise in the ordinary course of business. Management does not currently believe that any ultimate liability for such claims in excess of provisions already included in the consolidated financial statements will have a material impact on the Company’s earnings, cash flows or financial position.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

Other Contingencies

The Company self-insures a significant portion of expected losses under its workers’ compensation program in the state of Ohio. Insurance coverage is purchased from an insurance company for individual claims exceeding $300,000. (See Self Insurance in Note A – Accounting Policies). Insurance coverage is maintained for various levels of casualty and general and product liability.

Beginning May 30, 2007, the Company has two outstanding letters of credit totaling $135,000 in support of its self-insurance program. There are no other outstanding letters of credit issued by the Company. An outstanding letter of credit for $162,000 was cancelled in November 2006. It had supported an environmental remediation plan for the restoration of certain land that the Company no longer owns, which was contaminated by a previous owner that can not be located. The Company expects to complete the remediation plan over the next twelve months.

As of May 29, 2007, the Company operated 28 restaurants on non-owned properties. (See Note C – Leased Properties.) Certain of the leases provide for contingent rent payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

The Company is secondarily liable for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Since there is no reason to believe that the third party will default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company. In addition, the Company has the right to re-assign the lease in the event of the third party’s default.

NOTE I - LIFE INSURANCE BENEFIT

The Company owned a number of life insurance policies on the Chairman of the Board of Directors (Jack C. Maier, formerly President and Chief Executive Officer of the Company), who died on February 2, 2005. As the primary beneficiary of the policies, the Company filed claims in 2005 for death benefits aggregating $9,659,000. Estimates of the cash surrender value of the policies totaling $4,719,000 had previously been recorded in the balance sheet as “Net cash surrender value—life insurance policies.” The excess of the proceeds over the cash surrender value amounted to $4,440,000, which was net of $500,000 that was due to another beneficiary (See Note J – Related Party Transactions), was credited to earnings as a non-taxable benefit during the third quarter of fiscal year 2005. All of the death benefit proceeds were collected in full during the fourth quarter of fiscal year 2005.

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

These three restaurants pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $4,941,000, $4,947,000 and $4,896,000 respectively, in fiscal years 2007, 2006 and 2005. The amount owed to the Company from these restaurants was $104,000 and $121,000 respectively, as of May 29, 2007 and May 30, 2006. Amounts due are generally settled within 28 days of billing.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 29, 2007

NOTE J - RELATED PARTY TRANSACTIONS (continued)

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

One of the life insurance policies that the Company owned on the former Chairman of the Board (see Note I – Life Insurance Benefit) was a split dollar policy that provided for the sum of $500,000 to be paid to the Chairman’s widow (Blanche F. Maier), who is a director of the Company.

The Chairman of the Board of Directors (Jack C. Maier, deceased February 2005) from 1970 to 2005 had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company, commenced in March 2005. Payments were increased to $18,141 and $18,368 respectively in March 2006 and March 2007 to reflect the change in CPI. The present value of the long-term portion of the obligation approximating $1,275,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $140,000 is included in current liabilities in the consolidated balance sheet.

QUARTERLY RESULTS (UNAUDITED)

QUARTERLY EARNINGS

	Year Ended May 29, 2007 (Fiscal 2007)				Year Ended May 30, 2006 (Fiscal 2006)
	(in thousands, except per share data)				(in thousands, except per share data)
	Sales	Operating profit	Net earnings	Diluted net earnings per share	Sales	Operating profit	Net earnings	Diluted net earnings per share
1st Quarter	$88,248	$4,262	$2,272	$.44	$86,533	$4,781	$2,602	$.50
2nd Quarter	68,268	4,865	2,808.54		66,953	3,149	1,683.33
3rd Quarter	65,452	3,518	1,916.37		67,260	4,009	2,206.43
4th Quarter	67,966	3,547	2,272.43		70,222	4,329	2,669.52

Total	$289,934	$16,192	$9,268	$1.78	$290,968	$16,268	$9,160	$1.78

The first quarter of each year contained sixteen weeks, while the last three quarters each contained twelve weeks. The fourth quarter of Fiscal 2006 contained two additional days.

Favorable adjustments resulting from lower than anticipated claims in the Company's self insured casualty insurance program were included in net earnings as shown below:

	Fiscal 2007	Fiscal 2006
1st Quarter	$253,000	$255,000
2nd Quarter	28,000	12,000
3rd Quarter	84,000	160,000
4th Quarter	180,000	214,000

Total	$545,000	$641,000

The fourth quarters of Fiscal 2007 and Fiscal 2006 include credits to income tax expense of $280,000 and $190,000 respectively, to reflect the actual effective tax rate for the years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Effectiveness of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 29, 2007, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s annual report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act rules 240.13a-15 or 240.15d-15) during the fourth quarter ended May 29, 2007 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

(Items 10 through 13)

Item 10.	Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. The Code of Ethics is available on the Company’s web site at www.ir.frischs.com in the “Investor Relations” section under “Corporate Governance.” To receive a copy of the Code of Ethics at no cost, please contact Donald H. Walker, Chief Financial Officer, Frisch’s Restaurants, Inc. 2800 Gilbert Avenue, Cincinnati, Ohio 45206 – 1206. Email requests may be made to cfo@frischs.com. Also, any amendments to or waivers from the Code of Ethics will be disclosed on the Company’s web site within five business days following the date of amendment or waiver. There were no waivers of the Code of Ethics during fiscal year 2007.

The information required by this item regarding executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

All other information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required by this item not otherwise disclosed below is incorporated by reference to the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

Equity Compensation Plan Information

as of May 29, 2007

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:

1993 Stock Option Plan	293,566	$18.46	6,204

2003 Stock Option and Incentive Plan	101,921	$24.62	694,250

Total	395,487	$20.05	700,454

Equity compensation plans not approved by security holders:

Executive Savings Plan (1)			45,880

Senior Executive Bonus Plan (2)

CEO Employment Agreement (3)

Total	395,487	$20.05	746,334

(1) Frisch’s Executive Savings Plan

The Frisch’s Executive Savings Plan (FESP) was established in November 1993, to provide a means for certain management employees who are disqualified from participating in the Frisch’s Employee 401(k) Savings Plan, to participate in a similarly designed non-qualified plan. Under the FESP, an eligible employee may choose to defer up to 25 percent of his or her salary which may be invested in mutual funds or in Common Stock of the Company. For employees who choose to invest in the Company’s Common Stock, the Company adds a fifteen percent matching contribution of Common Stock to the employee’s account, but only on the first ten percent of salary deferred. Upon an employee’s retirement, the Company has the option to issue to the employee the shares of Common Stock allocated to that employee or to pay to the employee the fair market value of the Common Stock allocated to him or her in cash. A total of 58,492 shares of Common Stock (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the FESP when it was established in 1993. Since its inception, participants have cumulatively redeemed 12,612 shares through May 29, 2007. The current reserve balance of 45,880 shares contains 8,821 shares (including 1,254 shares allocated during the year ended May 29, 2007) that have been allocated but not issued to active plan participants.

(2) Senior Executive Bonus Plan

Under the Company’s Senior Executive Bonus Plan effective June 2, 2003, certain executive officers and other key employees are entitled to earn annual bonuses of up to 40 percent of their annual salary. Each employee’s bonus is determined by a formula that takes into account (1) the extent to which the individual’s performance goals established prior to the beginning of the fiscal year are met, and (2) the Company’s pre-tax consolidated earnings for the fiscal year, as a percentage of total revenue (adjusted to exclude certain revenue, if any, not related to the Company’s food service operations). No incentive bonus is paid to any eligible employees unless pre-tax consolidated earnings of the Company are at least four percent of revenues. In order to receive the maximum bonus permissible under the plan, an employee must fully meet his or her individual performance goals and pre-tax consolidated earnings of the Company must equal or exceed seven percent of revenues. Of the total bonus earned by each employee, ten percent is paid in shares of the Company’s Common Stock and the remainder is paid in cash. For the fiscal year ended May 29, 2007, 213 shares of Common Stock were issued to employees pursuant to the plan. If all eligible employees under the Senior Executive Bonus Plan had earned their maximum bonus during the year ended May 29, 2007, a total of 1,107 shares of Common Stock would have been issued.

(3) CEO Employment Agreement

During the fiscal year ended May 29, 2007, Craig F. Maier, President and Chief Executive Officer, was employed by the Company pursuant to a three-year employment agreement effective May 31, 2006. The agreement provides that the Company will pay Mr. Maier incentive compensation for each fiscal year that the Company’s pre-tax earnings (before deducting his incentive compensation) equal or exceed four percent of the Company’s total revenue. The incentive compensation will be equal to (a) one and one half percent of the Company’s pre-tax earnings if in such year pre-tax earnings equal or exceed four percent (but are less than five percent) of the Company’s total revenue, and (b) an additional one percent of the Company’s pre-tax earnings if in such year the Company’s pre-tax earnings equal or exceed five percent of the Company’s total revenue. However, the incentive compensation will be reduced to the extent that the payment of the incentive compensation would reduce the Company’s pre-tax earnings to below four percent of the Company’s total revenue. Incentive compensation is paid 90 percent in cash and ten percent in Common Stock. For the fiscal year ended May 29, 2007, 693 shares of common stock were issued to Mr. Maier pursuant to the agreement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a). List of documents filed as part of this report.

1.	Financial Statements

The following consolidated financial statements of the Registrant are contained in Part II, Item 8 of this Form 10-K.

Consolidated Balance Sheet – May 29, 2007 and May 30, 2006

Consolidated Statement of Earnings – Three fiscal years ended May 29, 2007

Consolidated Statement of Cash Flows – Three fiscal years ended May 29, 2007

Consolidated Statement of Shareholders’ Equity – Three fiscal years ended May 29, 2007

Notes to Consolidated Financial Statements – Three fiscal years ended May 29, 2007

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

3.	Exhibits

3 (i)	Third Amended Articles of Incorporation, filed as Exhibit (3) (a) to the Registrant’s Form 10-K Annual Report for 1993, is incorporated herein by reference.

3 (ii)	Amended and Restated Code of Regulations effective October 2, 2006, filed as Exhibit A to the Registrant’s Definitive Proxy Statement dated September 1, 2006, is incorporated herein by reference.

10 (a)	Intellectual Property Use and Noncompete Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, is incorporated herein by reference.

10 (b)	Transfer Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, is incorporated herein by reference.

10 (c)	1) First Amended and Restated Loan Agreement (Golden Corral Construction Facility) and Exhibit 10 (c) 2) Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective October 15, 2004, filed as exhibits 10 (c) 1 and 10 (c) 2 to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, are incorporated herein by reference.

10 (d)	1) Amendment No. 1 to First Amended and Restated Loan Agreement (Golden Corral Construction Facility and Exhibit 10 (d) 2), Amendment No. 1 to Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective September 27, 2005, filed as Exhibits 10 (d) 1) and 10 (d) 2) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, are incorporated herein by reference.

10 (e)	Area Development Agreement, Termination Agreement and Addendum effective July 20, 2004 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit (10) (f) to the Registrant’s Form 10-K Annual Report for 2004, is incorporated herein by reference.

10 (f)	Agreement to Purchase Stock between the Registrant and Frisch West Chester, Inc., dated June 1, 1988, filed as Exhibit 10 (f) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10 (g)	Agreement to Purchase Stock between the Registrant and Frisch Hamilton West, Inc. dated February 19, 1988, filed as Exhibit 10 (g) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporate herein by reference.

10 (h)	Employment Agreement between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 14, 2006, is incorporated herein by reference. *

10 (i)	First Amendment to the Employment Agreement (see Exhibit 10 (h) above) between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (j)	Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (k)	Second Amendment to the Frisch’s Executive Savings Plan (see Exhibit 10 (j) above) effective July 28, 2004, filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference. *

10 (l)	Third Amendment to the Frisch’s Executive Savings Plan (see Exhibit 10 (j) above) effective June 7, 2005, filed as Exhibit 10 (j) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (m)	Fourth Amendment to the Frisch’s Executive Savings Plan (see Exhibit 10 (j) above) effective August 30, 2005, filed as Exhibit 10 (k) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (n)	Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (o)	Amendment No. 1 to Frisch’s Executive Retirement Plan (see Exhibit 10 (n) above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (p)	2003 Stock Option and Incentive Plan filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10 (q)	Amendment # 1 to the 2003 Stock option and Incentive Plan (see Exhibit 10 (p) above) effective September 26, 2006, filed as Exhibit 10(q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference. *

10 (r)	Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock option and Incentive Plan, filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K Current Report dated October 1, 2004, are incorporated herein by reference.*

10 (s)	Amendments to the 2003 Stock option and Incentive Plan (see Exhibit 10 (p) above) effective December 19, 2006, filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10 (t)	Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (u)	Amendments to the Amended and Restated 1993 Stock option Plan (see Exhibit 10 (t) above) effective December 19, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10 (v)	Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (w)	Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10 (x)	First Amendment to Change of Control Agreement (see Exhibit 10 (w) above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10 (y)	Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Karen F. Maier, Ken C. Hull, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley and certain other “highly compensated employees” (Grantors). *

10 (z)	First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (filed as Exhibit 10 (y) above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (aa)	Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

*	Denotes compensatory plan or agreement

14	Code of Ethics for Chief Executive Officer and Financial Professionals, filed as Exhibit 14 to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

21	Subsidiaries of the Registrant is filed herewith.

23	Consent of Grant Thornton LLP is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to rule 13a -14(a) is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to rule 13a - 14(a) is filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC. (Registrant)

By	/s/ Donald H. Walker	July 24, 2007
	Donald H. Walker	Date
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel W. Geeding	Chairman of the Board Director	July 24, 2007
Daniel W. Geeding

/s/ Craig F. Maier	President and Chief Executive Officer Director	July 24, 2007
Craig F. Maier

/s/ Dale P. Brown	Director	July 24, 2007
Dale P. Brown

/s/ RJ Dourney	Director	July 29, 2007
RJ Dourney

/s/ Lorrence T. Kellar	Director	July 24, 2007
Lorrence T. Kellar

/s/ Blanche F. Maier	Director	July 24, 2007
Blanche F. Maier

/s/ Karen F. Maier	Director	July 25, 2007
Karen F. Maier

/s/ Jerome P. Montopoli	Director	July 24, 2007
Jerome P. Montopoli

/s/ William J. Reik, Jr.	Director	July 27, 2007
William J. Reik, Jr.