Form 10-Q
period 2007-09-18
FRISCHS RESTAURANTS INC
filed 2007-10-25
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR QUARTER ENDED SEPTEMBER 18, 2007

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

The total number of shares outstanding of the issuer’s no par common stock, as of September 21, 2007 was: 5,133,155

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Sixteen Weeks Ended
	September 18, 2007	September 19, 2006
Sales	$89,526,444	$88,248,425

Cost of sales
Food and paper	31,597,768	31,005,105
Payroll and related	29,779,042	29,080,785
Other operating costs	20,360,313	20,031,863

	81,737,123	80,117,753

Gross profit	7,789,321	8,130,672

Administrative and advertising	4,346,460	4,262,922
Franchise fees and other revenue	(378,452)	(393,861)
(Gains) losses on sale of assets	(524,354)	—

Operating profit	4,345,667	4,261,611

Interest expense	742,182	818,411

Earnings before income taxes	3,603,485	3,443,200

Income taxes	1,153,000	1,171,000

Net Earnings	$2,450,485	$2,272,200

Earnings per share (EPS) of common stock:

Basic net earnings per share	$.48	$.45

Diluted net earnings per share	$.47	$.44

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	September 18, 2007	May 29, 2007
	(unaudited)
Current Assets
Cash	$898,147	$321,200
Trade and other receivables	1,519,032	1,405,892
Inventories	5,897,053	6,376,059
Prepaid expenses and sundry deposits	1,477,997	984,132
Prepaid and deferred income taxes	1,930,701	1,930,701

Total current assets	11,722,930	11,017,984

Property and Equipment
Land and improvements	68,305,172	64,518,917
Buildings	91,308,316	85,805,775
Equipment and fixtures	89,083,180	87,948,798
Leasehold improvements and buildings on leased land	29,357,818	29,153,070
Capitalized leases	5,054,200	5,054,200
Construction in progress	154,533	7,435,071

	283,263,219	279,915,831
Less accumulated depreciation and amortization	123,081,197	120,629,146

Net property and equipment	160,182,022	159,286,685

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,200,850	1,216,620
Investments in land	2,249,890	2,249,890
Property held for sale	692,063	1,470,920
Other	3,045,473	3,275,811

Total other assets	7,928,920	8,953,885

Total assets	$179,833,872	$179,258,554

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 18, 2007	May 29, 2007
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$11,516,528	$11,774,604
Obligations under capitalized leases	2,431,786	2,480,419
Self insurance	850,052	716,443
Accounts payable	10,861,816	12,353,968
Accrued expenses	8,387,925	9,235,002
Income taxes	271,339	290,010

Total current liabilities	34,319,446	36,850,446

Long-Term Obligations
Long-term debt	26,492,590	25,009,540
Obligations under capitalized leases	821,277	880,451
Self insurance	976,796	1,133,606
Deferred income taxes	3,384,180	3,457,714
Deferred compensation and other	4,241,793	4,057,022

Total long-term obligations	35,916,636	34,538,333

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock—authorized, 3,000,000 shares without par value; none issued	—	—
Common stock—authorized, 12,000,000 shares without par value; issued, 7,578,013 and 7,568,680 shares—stated value—$1	7,578,013	7,568,680
Additional contributed capital	64,175,672	63,838,824

	71,753,685	71,407,504

Accumulated other comprehensive loss	(1,167,200)	(1,214,704)
Retained earnings	71,770,701	70,448,512

	70,603,501	69,233,808

Less cost of treasury stock (2,444,858 and 2,445,764 shares)	(32,759,396)	(32,771,537)

Total shareholders' equity	109,597,790	107,869,775

Total liabilities and shareholders’ equity	$179,833,872	$179,258,554

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Sixteen weeks ended September 18, 2007 and September 19, 2006

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at May 30, 2006	$7,521,930	$62,531,311	$—	$63,420,622	$(32,792,427)	$100,681,436

Net earnings for sixteen weeks	—	—	—	2,272,200	—	2,272,200
Stock options exercised—new shares issued	2,669	46,795	—	—	—	49,464
Excess tax benefit from stock—based compensation	—	4,235	—	—	—	4,235
Treasury shares re-issued	—	12,465	—	—	16,415	28,880
Stock-based compensation expense	—	62,092	—	—	—	62,092
Cash dividends—$.22 per share	—	—	—	(1,116,878)	—	(1,116,878)

Balance at September 19, 2006	7,524,599	62,656,898	—	64,575,944	(32,776,012)	101,981,429

Net earnings for thirty-six weeks	—	—	—	6,995,356	—	6,995,356
SFAS No. 158 adjustment net of tax	—	—	(1,214,704)	—	—	(1,214,704)
Stock options exercised—new shares issued	44,081	776,127	—	—	—	820,208
Stock options exercised—treasury shares re-issued	—	1,800	—	—	4,475	6,275
Excess tax benefit from stock—based compensation	—	164,042	—	—	—	164,042
Stock-based compensation expense	—	251,743	—	—	—	251,743
Employee stock purchase plan	—	(11,786)	—	—	—	(11,786)
Cash dividends—$.22 per share	—	—	—	(1,122,788)	—	(1,122,788)

Balance at May 29, 2007	7,568,680	63,838,824	(1,214,704)	70,448,512	(32,771,537)	107,869,775

Net earnings for sixteen weeks	—	—	—	2,450,485	—	2,450,485
Other comprehensive gain, net of income tax	—	—	47,504	—	—	47,504
Stock options exercised—new shares issued	9,333	205,008	—	—	—	214,341
Excess tax benefit from stock—based compensation	—	23,940	—	—	—	23,940
Treasury shares re-issued	—	15,829	—	—	12,141	27,970
Stock based compensation expense	—	92,071	—	—	—	92,071
Cash dividends—$.22 per share	—	—	—	(1,128,296)	—	(1,128,296)

Balance at September 18, 2007	$7,578,013	$64,175,672	($1,167,200)	$71,770,701	($32,759,396)	$109,597,790

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Sixteen weeks ended September 18, 2007 and September 19, 2006

(unaudited)

	September 18, 2007	September 19, 2006
Cash flows provided by (used in) operating activities:
Net earnings	$2,450,485	$2,272,200
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	4,227,892	4,077,173
(Gain) loss on disposition of assets, including abandonments	(458,082)	46,434
Stock based compensation expense	92,071	62,092

	6,312,366	6,457,899

Changes in assets and liabilities:
Accounts receivable	(113,140)	160,746
Inventories	479,006	(351,144)
Prepaid expenses and sundry deposits	(421,889)	(1,025,590)
Other assets	213,185	491,884
Prepaid, accrued and deferred income taxes	(92,736)	1,001,799
Excess tax benefit from stock based compensation	(23,940)	(4,235)
Accounts payable	(2,056,799)	756,936
Accrued expenses	(847,077)	(1,355,414)
Self insured obligations	(23,201)	(14,949)
Other liabilities	184,771	34,367

	(2,701,820)	(305,600)

Net cash provided by operating activities	3,610,546	6,152,299

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(5,469,304)	(4,086,972)
Proceeds from disposition of property	1,711,407	5,000
Change in other assets	(95,471)	35,293

Net cash (used in) investing activities	(3,853,368)	(4,046,679)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	4,500,000	1,000,000
Payment of long-term debt and capital lease obligations	(3,382,833)	(3,121,502)
Cash dividends paid	(563,649)	(558,243)
Proceeds from stock options exercised—new shares issued	214,341	49,464
Excess tax benefit from stock based compensation	23,940	4,235
Treasury shares re-issued	27,970	28,880

Net cash provided by (used in) financing activities	819,769	(2,597,166)

Net increase (decrease) in cash and equivalents	576,947	(491,546)
Cash and equivalents at beginning of year	321,200	815,346

Cash and equivalents at end of quarter	$898,147	$323,800

Supplemental disclosures:
Interest paid	$876,869	$907,367
Income taxes paid	1,245,735	1,162,988
Income taxes refunded	—	993,787
Dividends declared but not paid	564,647	558,635

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2008, Ended September 18, 2007

NOTE A – ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. (The Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All Big Boy restaurants operated by the Company are currently located in various regions of Ohio, Kentucky and Indiana. Golden Corral restaurants currently operate primarily in the greater metropolitan areas of Cincinnati, Columbus, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania. The Company has development rights to expand Golden Corral operations into markets in northern Indiana and southern Michigan.

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

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, the additional week needed to make a 53 week year is added to the fourth quarter, resulting in a thirteen week fourth quarter. The current fiscal year will end on Tuesday, June 3, 2008, a period of 53 weeks, which will include an additional week added to the fourth quarter.

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of September 18, 2007 and May 29, 2007. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Accounting for Rebates

Cash consideration received from certain food vendors is treated as a reduction of cost of sales and is recognized in the same period that the Company sells the food.

Leases

Minimum scheduled lease payments on operating leases, including escalating rental payments, are recognized as rent expense on a straight-line basis over the term of the lease, including option periods considered to be part of the lease term, as defined by Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. Contingent rentals, typically based on a percentage of restaurant sales in excess of a fixed amount, are expensed as incurred. SFAS 13 also requires rent to be recognized during that part of the term of the lease when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while the restaurant is being constructed on leased land. Rental costs associated with “rent holidays” are recognized as rental expense. The Company does not typically receive leasehold incentives from landlords.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from ten to 25 years for new buildings or components thereof and five to ten years for equipment. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term as lease terms are defined in SFAS 13, as amended. Property betterments are capitalized while the cost of maintenance and repairs is expensed as incurred.

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. No new Big Boy or Golden Corral construction was in progress as of September 18, 2007. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for the sixteen weeks ended September 18, 2007 and September 19, 2006 was $95,000 and $12,000, respectively. As of September 18, 2007, pending agreements were in place to acquire in fee three existing Big Boy restaurants pursuant to purchase privilege provisions in expiring leases. Although the costs have yet to be determined, the aggregate purchase price will not be less than $2,300,000.

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

NOTE A – ACCOUNTING POLICIES (CONTINUED)

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

No impairment losses were recognized during either of the sixteen weeks ended September 18, 2007 or September 19, 2006.

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

Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” is applicable to legal obligations associated with the retirement of certain tangible long-lived assets. Its application has not materially impacted the Company’s financial statements in any of the periods presented. FASB Interpretation No. 47, “Accounting for Conditional Asset Obligations” (FIN 47), requires that conditional obligations be included in the definition of an asset retirement obligation under SFAS 143 and therefore requires current recognition if fair value is reasonably estimable. Its application has had no material impact on the Company’s financial statements.

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of September 18, 2007 and May 29, 2007, the carrying amount of goodwill acquired in prior years was $741,000.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15 year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant. This equates to $93,000 per year in each of the next five years for the 35 Golden Corral restaurants that were in operation as of September 18, 2007. Amortization was $28,000 and $28,000 respectively, for the sixteen weeks ended September 18, 2007 and September 19, 2006. The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ACCOUNTING POLICIES (CONTINUED)

An analysis of other intangible assets follows:

	September 18, 2007	May 29, 2007
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,400	$1,360
Less accumulated amortization	(455)	(427)

Carrying amount of Golden Corral initial franchise fees subject to amortization	945	933
Current portion of Golden Corral initial franchise fees subject to amortization	(93)	(91)
Golden Corral fees not yet subject to amortization	295	320
Other intangible assets	54	54

Total other intangible assets	$1,201	$1,216

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to operations as incurred.

Revenue Recognition

Revenue from restaurant operations is recognized upon the sale of products as they are sold to customers. All sales revenue is recorded on a net basis, which excludes sales tax from sales and costs. Revenue from the sale of commissary products to Big Boy restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on sales of Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, ordinarily upon the execution of the license agreement, in consideration of the Company’s services to that time.

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

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred:

	Sixteen weeks ended
	September 18, 2007	September 19, 2006
	(in thousands)
Golden Corral	$370	$—
Big Boy	215	130

	$585	$130

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Benefit Plans

The Company has two qualified defined benefit pension plans covering all of its eligible employees. Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least the minimum annual amount sufficient to satisfy legal funding requirements plus such additional tax-deductible amounts deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future. (See Note E – Pension Plans.) Hourly restaurant employees hired after December 31, 1998 are ineligible to participate in the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan (the hourly plan), a defined contribution plan, with a matching 40 percent employer cash contribution. The Company’s match vests on a scale based on length of service.

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

Self-Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Active claims management and post accident drug testing in recent years has effected vast improvements in claims experience. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance liabilities as deemed appropriate based on claims experience. Self-insurance liabilities were increased by $18,000 (charged against earnings) during the sixteen weeks ended September 18, 2007 and were lowered by $383,000 (credited to earnings) during the sixteen weeks ended September 19, 2006.

Indicative of the improvements in claims experience, lower rates to accrue initial self-insurance liabilities have been in place since fiscal year 2006. The implementation of these lower rates should effect a continuation in the trend of reducing the size of future quarterly adjustments.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximates fair value.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes. The provision for income taxes in all periods has been computed based on management’s estimate of the effective tax rate for the entire year.

New Accounting Pronouncements

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), provides guidance for recognition and measurement on financial statements of tax positions taken in tax returns or expected to be taken on a future tax return. The Company adopted the provisions of FIN 48 effective May 30, 2007, as required. There was no cumulative effect adjustment to retained earnings that resulted from the adoption of FIN 48 and there was no material change in the amount of unrecognized tax benefits in the quarter ended September 18, 2007. The Company does not expect any changes that may occur in the amount of unrecognized tax benefits would have any significant impact on its results of operations or financial position.

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

NOTE B – LONG-TERM DEBT

	September 18, 2007		May 29, 2007
	Payable within one year	Payable After one year	Payable Within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$4,500	$—	$—
Term Loans	8,549	20,423	8,826	23,111
Revolving Credit Loan	2,000	—	2,000	—
Bullet Loan	968	1,570	949	1,899

	$11,517	$26,493	$11,775	$25,010

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – LONG-TERM DEBT (CONTINUED)

The portion payable after one year matures as follows:

	September 18, 2007	May 29, 2007
	(in thousands)
Period ending in 2009	$12,165	$8,443
2010	5,496	6,100
2011	4,346	4,657
2012	2,877	3,241
2013	1,201	1,935
Subsequent to 2013	408	634

	$26,493	$25,010

In September 2007, the Company amended and restated all of its loan agreements with its lender. The Construction Draw Facility (the Facility), an unsecured draw credit line intended to finance new restaurant construction, was amended to increase the amount available to be borrowed from $2,500,000 to $15,000,000. The expiration for borrowing under the Facility was extended from September 1, 2008 to September 1, 2010.

The Facility is subject to a .25 percent unused commitment fee. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. The September 2007 amendment allows outstanding balances converted to Term Loans after September 2007 to be amortized over a period between seven and twelve years as selected by the Company. The amendment also affords the Company with an option to extend the amortization period once during the term of any Term Loan that is initiated after September 2007. Upon conversion to an amortizing Term Loan, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

As of September 18, 2007, the aggregate outstanding balance under the Facility was $33,472,000, consisting of $28,972,000 in Term Loans plus $4,500,000 in the Construction Phase. Five of the original Term Loans ($8,000,000 out of $69,500,000 originally borrowed) had been retired as of September 18, 2007. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.04 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $908,000, expiring in various periods currently ranging from October 2007 through June 2014. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. The $4,500,000 balance in the Construction Phase as of September 18, 2007 was subject to variable rated interest of 6.75 percent. It will be converted into a Term Loan before October 31, 2007. Any outstanding amount in the Construction Phase of the Facility that has not been converted into a Term Loan on September 1, 2010 shall mature and be payable in full at that time, as extended by the September 2007 amendment.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – LONG-TERM DEBT (CONTINUED)

The Revolving Credit Loan is an unsecured line of credit that allows for borrowing of up to $5,000,000 to fund temporary working capital needs through September 1, 2010, as extended by the September 2007 amendment. As of September 18, 2007, $2,000,000 was outstanding. As the loan is subject to a 30 consecutive day out-of-debt period each year, the outstanding balance must be reduced to zero by May 1, 2008. Interest, currently payable at a variable rate of 6.61 percent through November 23, 2007, is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a .25 percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

The Bullet Loan was converted into a term loan effective March 15, 2007. The provisions of the term loan require 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate. The loan is secured by mortgages that encumber the real property of two Golden Corral restaurants having an approximate book value of $4,135,000 as of September 18, 2007.

These loan agreements contain covenants relating to cash flows, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of September 18, 2007. Compensating balances are not required by these loan agreements.

NOTE C – LEASED PROPERTY

The Company’s policy is to own its restaurant locations whenever possible, however, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to twenty years, and/or have favorable purchase options. As of September 18, 2007, 28 restaurants were in operation on non-owned premises, consisting of five capital leases (all of which are for Big Boy operations) and 23 operating leases (fifteen are for Big Boy operations and eight are for Golden Corral operations). Three of the capital leases will expire on October 31, 2007 and the final two will expire in May 2008. The three restaurants with capital leases expiring October 31, 2007 will continue to be occupied on a month-to-month arrangement until the Company executes its right to purchase the properties from the landlord, currently anticipated in January 2008. Although the costs have yet to be determined, the aggregate purchase price will not be less than $2,300,000. The Company also currently intends to exercise it privilege to purchase the two restaurants that have capital leases expiring in May 2008.

Office space is occupied under an operating lease that expires during fiscal year 2013, with renewal options available through fiscal year 2023. A purchase option is available in 2023 to acquire the office property in fee. Delivery equipment is also held under capitalized leases expiring during various periods through fiscal year 2013.

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	September 18, 2007	May 29, 2007
	(in thousands)
Restaurant facilities	$3,496	$3,496
Equipment	1,558	1,558

	5,054	5,054
Less accumulated amortization	(4,014)	(3,910)

	$1,040	$1,144

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – LEASED PROPERTY (CONTINUED)

Rent expense under operating leases for the sixteen weeks ended:

	September 18, 2007	September 19, 2006
	(in thousands)
Minimum rentals	$590	$710
Contingent payments	16	12

	$606	$722

Future minimum lease payments under capitalized leases and operating leases, including aggregate residual value guarantees of $2,101,000 on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending September 18,	Capitalized leases	Operating leases
	(in thousands)
2008	$2,548	$1,879
2009	299	1,859
2010	268	1,523
2011	252	1,416
2012	108	1,409
2013 to 2027	—	15,362

Total	3,475	$23,448

Amount representing interest	(222)

Present value of obligations	3,253
Portion due within one-year	(2,432)

Long-term obligations	$821

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – CAPITAL STOCK (CONTINUED)

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

As of September 18, 2007, options to purchase 154,000 shares had been granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer (CEO). The Committee has determined that outstanding options belonging to the CEO vest six months from the date of grant, while outstanding options granted to other key employees vest in three equal annual installments. The Committee has further determined that outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

As of September 18, 2007, 670,000 shares remain available to be optioned, including 24,000 shares granted that were subsequently forfeited, which are again available to be granted in accordance with the “Re-use of Shares” provision of the Plan. There were 119,005 options outstanding as of September 18, 2007.

No other awards—stock appreciation rights, restricted stock award, unrestricted stock award or performance award—had been granted under the 2003 Stock Option and Incentive Plan as of September 18, 2007.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – CAPITAL STOCK (CONTINUED)

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. The Board of Directors adopted certain amendments in December 2006 to bring the Amended Plan into compliance with the American Jobs Creation Act of 2004 and section 409A of the Internal Revenue Code. As of September 18, 2007, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned to date, 289,065 remain outstanding as of September 18, 2007, 211,478 of which belong to the CEO.

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

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of September 18, 2007:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	395,487	$20.05
Granted	24,250	$31.40
Exercised	(9,333)	$22.97
Forfeited or expired	(2,334)	$30.13

Outstanding at end of quarter	408,070	$20.60	5.79 years	$3,277

Exercisable at end of quarter	342,137	$19.37	5.16 years	$3,116

The intrinsic value of stock options exercised during the sixteen weeks ended September 18, 2007 and September 19, 2006 was $70,000 and $12,000, respectively.

Stock options outstanding and exercisable as of September 18, 2007 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	69,312	$10.62	2.64 years
$ 13.01 to $18.00	50,167	$13.79	3.81 years
$ 18.01 to $24.20	120,167	$19.76	5.45 years
$ 24.21 to $31.40	168,424	$27.33	7.92 years

$ 8.31 to $31.40	408,070	$20.60	5.79 years

Exercisable:
$ 8.31 to $13.00	69,312	$10.62	2.64 years
$ 13.01 to $18.00	50,167	$13.79	3.81 years
$ 18.01 to $24.20	119,000	$19.73	5.42 years
$ 24.21 to $31.40	103,658	$27.52	7.21 years

$ 8.31 to $31.40	342,137	$19.37	5.16 years

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – CAPITAL STOCK (CONTINUED)

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2007 (latest available data), 123,219 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2007, the custodian held 34,721 shares on behalf of employees.

Frisch’s Executive Savings Plan

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of September 18, 2007, 45,880 shares remained in the FESP reserve, including 9,491 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of September 18, 2007, the Company’s treasury held 2,444,858 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through January 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
September 18, 2007	5,126,285	$.48	126,323	5,252,608	$.47
September 19, 2006	5,075,969.45		90,855	5,166,824.44

Stock options to purchase 51,400 shares in the quarter ended September 18, 2007 and 156,100 in the quarter ended September 19, 2006 were excluded from the calculation because the effect was anti-dilutive.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – CAPITAL STOCK (CONTINUED)

Compensation costs arising from stock options granted are shown below:

	September 18, 2007	September 19, 2006
	(in thousands)
Charged to administrative and advertising expense	$92	$62
Tax benefit	31	21

Total share-based compensation cost, net of tax	$61	$41

Effect on basic earnings per share	$.01	$.01

Effect on diluted earnings per share	$.01	$.01

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, developed with the following assumptions:

	September 18, 2007	September 19, 2006
Weighted average fair value of options	$8.62	$6.54
Dividend yield	1.4%	1.8%
Expected volatility	27%	25%
Risk free interest rate	4.94%	4.77%
Expected lives	5.0 years	5.0 years

Dividend yield is based on the Company’s current dividend yield as being the best estimate of projected dividend yields within the contractual life of the options. Expected volatility is based on the historical volatility of the Company’s stock using the month end closing price of the previous five years. Risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. Expected life represents the period of time the options are expected to be outstanding based on historical exercise behavior.

As of September 18, 2007, there was $287,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.21 years.

SFAS 123 (R) also requires compensation cost to be recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in Note D). Compensation costs related to the Employee Stock Purchase Plan amounted to $5,000 and $10,000 respectively, during the sixteen weeks ended September 18, 2007 and September 19, 2006.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The following table shows the components of net periodic pension cost for all three plans for the sixteen weeks ended September 18, 2007 and September 19, 2006:

	Sixteen weeks ended
Net periodic pension cost components	September 18, 2007	September 19, 2006
Service cost	$488	$469
Interest cost	502	509
Expected return on plan assets	(681)	(602)
Amortization of prior service cost	5	9
Amortization of loss	67	139

Net periodic pension cost	$381	$524

Weighted average discount rate	6.00%	6.25%
Weighted average rate of compensation increase	4.50%	4.50%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%

The Company anticipates making contributions to the two qualified defined benefit pension plans sufficient to satisfy legal funding requirements for the year that will end June 3, 2008, plus additional tax-deductible amounts that may be deemed advisable. Total contributions are currently estimated at $1,000,000. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon retirement of the participants.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) was $71,000 and $123,000 respectively, during the sixteen weeks ended September 18, 2007 and September 19, 2006. Fiscal 2008’s contribution to the Non-Deferred Cash Balance Plan is currently expected to approximate $230,000. In addition, the President and Chief Executive Officer (CEO) has an employment contract that allows additional annual contributions to be made for the CEO’s benefit under the Non Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) plans and a non-qualified Executive Savings Plan for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In the sixteen weeks ended September 18, 2007 and September 19, 2006, matching contributions to the 401(k) plans amounted to $50,000 and $47,000 respectively. Matching contributions to the Executive Savings Plan were $8,000 and $9,000 respectively, during the sixteen weeks ended September 18, 2007 and September 19, 2006.

The Company does not sponsor post retirement health care benefits.

NOTE F – COMPREHENSIVE INCOME

	September 18, 2007	September 19, 2006
	(in thousands)
Net earnings	$2,450	$2,272
Amortization of amounts included in net periodic pension cost, net of $24 in tax	48	—

Comprehensive income	$2,498	$2,272

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	Sixteen weeks ended
	September 18, 2007	September 19, 2006
	(in thousands)
Sales
Big Boy	$57,767	$56,404
Golden Corral	31,759	31,844

	$89,526	$88,248

Earnings before income taxes
Big Boy	$6,157	$6,456
Opening expense	(370)	(130)

Total Big Boy	5,787	6,326

Golden Corral	130	(263)
Opening expense	(215)	—

Total Golden Corral	(85)	(263)

Total restaurant level profit	5,702	6,063

Administrative expense	(2,259)	(2,195)
Franchise fees and other revenue	378	393
Gains on asset sales	524	—

Operating profit	4,345	4,261

Interest expense	(742)	(818)

	$3,603	$3,443

Depreciation and amortization
Big Boy	$2,417	$2,304
Golden Corral	1,811	1,773

	$4,228	$4,077

Capital expenditures
Big Boy	$3,813	$3,383
Golden Corral	1,656	704

	$5,469	$4,087

	As of
	September 18, 2007	May 29, 2007
Identifiable assets
Big Boy	$95,006	$94,011
Golden Corral	84,828	85,248

	$179,834	$179,259

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $2,709,000, $2,470,000, $2,244,000, $2,244,000 and $2,244,000 respectively, for the periods ending September 18, 2008, 2009, 2010, 2011 and 2012, with $1,683,000 to be paid thereafter. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) In July 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees, and costs it claimed were owed by the Company under the construction contract. The Company denied the claim and filed a counterclaim against the general contractor that alleged defective construction and claimed damages, lost profits, interest and costs in an amount exceeding $1,000,000. In August 2006, the arbitration panel that heard the case awarded the Company $538,000 and denied the general contractor’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company was entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. The general contractor also filed a Motion to Modify, which alleged that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the local Court system to confirm the arbitration panel’s original award. The general contractor responded by filing a Motion with the same Court to vacate the award. In April 2007, the Court granted the Company’s Application and denied the general contractor’s Motion to vacate. The general contractor filed a Notice of Appeal in May 2007. A Court date for oral arguments has yet to be set.

In August 2002, the Company filed a separate lawsuit against the architect that designed the defective restaurant building that alleged negligent design and claimed damages, lost profits, interest and costs exceeding $2,500,000. In July 2003, the Company resolved all claims, counterclaims and cross claims against the trial court defendants, including the architect and the architect’s structural engineering consultant. The defendants agreed to pay the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full in July 2004 and the case was dismissed. The resolution between the Company and the trial court defendants was separate and apart from the on-going dispute between the general contractor and the Company.

The Company is subject to various other claims and suits that arise from time to time in the ordinary course of business. Management does not currently believe that financial resources to resolve outstanding claims will exceed provisions already included in the consolidated financial statements and therefore, the ultimate liability, if any, will not have a material impact on the Company’s earnings, cash flows or financial position.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company currently has two outstanding letters of credit totaling $135,000 in support of its self- insurance program. There are no other outstanding letters of credit issued by the Company.

As of September 18, 2007, the Company operated 28 restaurants on non-owned properties. (See Note C – Leased Properties.) Certain of the leases provide for contingent rental payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

NOTE I – RELATED PARTY TRANSACTIONS

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

These three restaurants pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $1,471,000 and $1,453,000 respectively, during the sixteen weeks ended September 18, 2007 and September 19, 2006. The amount owed to the Company from these restaurants was $131,000 and $104,000 respectively, as of September 18, 2007 and May 29, 2007. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

The Chairman of the Board of Directors (Jack C. Maier, deceased February 2005) from 1970 to 2005 had an employment agreement with a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company, commenced in March 2005. Monthly payments were increased to $18,141 and $18,368 respectively in March 2006 and March 2007 to reflect the change in the CPI. The present value of the long-term portion of the obligation approximating $1,238,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $143,000 is included in current liabilities in the consolidated balance sheet.

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

“Forward-looking statements” can generally be identified in sentences that contain words such as “should,” “would,” “could,” may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” estimate(s),” “intend(s),” “continue,” “assumption(s),” “goal(s),” “target” and similar words (or derivatives thereof) that are used to convey “forward-looking statements” that are not historical or present facts.

All forward-looking information in this MD&A is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statements that may be contained in this MD&A.

CORPORATE OVERVIEW

The Company’s operations consist of two reportable segments within the restaurant industry: full service family style “Big Boy” restaurants and grill buffet style “Golden Corral” restaurants. As of September 18, 2007, 89 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

The Company’s First Quarter of Fiscal 2008 consists of the sixteen weeks ended September 18, 2007, and compares with the sixteen weeks ended September 19, 2006, which constituted the First Quarter of Fiscal 2007. The first quarter of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains sixteen weeks, whereas the following three quarters normally contain only twelve weeks each. References to Fiscal 2008 refer to the 53 week year that will end on June 3, 2008, the fourth quarter of which will include thirteen weeks.

Sales reached a record $89,526,000 during the First Quarter of Fiscal 2008, as sales rose $1,278,000 higher than the First Quarter of Fiscal 2007. The 1.4 percent sales increase was primarily effected through the opening of new stores, as same store sales decreased 2.8 percent in the Golden Corral segment while Big Boy posted a 1.2 percent same store increase. Net earnings for the First Quarter of Fiscal 2008 were $2,450,000, or diluted earnings per share (EPS) of $.47, compared with $2,272,000, or diluted EPS of $.44 in the First Quarter of Fiscal 2007.

In November 2006, Ohio voters approved a mandate to annually increase the state’s minimum wage as follows:

1	The minimum wage was increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007, and will increase to $7.00 per hour on January 1, 2008 in accordance with the mandate’s provision to automatically adjust the rate annually for inflation based on changes in the consumer price index.

2	The minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It increases to $3.50 per hour on January 1, 2008 in accordance with the inflation provision in the mandate.

As more than two thirds of the Company’s payroll costs are incurred in Ohio, the first full calendar year’s effect will add more than an estimated $3,500,000 to its operating costs. To compensate, the Company increased its menu prices in early January 2007 by 2.4 percent for Big Boy and 2.1 percent for Golden Corral. The price increases were designed to incorporate the regular semi-annual price changes that would have been implemented anyway in February 2007.

Effective July 24, 2007, legislation increased the federal minimum wage from $5.15 per hour to $5.85 per hour for non-tipped employees, and is scheduled to increase to $6.55 per hour in July 2008 and to $7.25 per hour in July 2009. The rate for tipped employees was not impacted by the federal legislation and remains unchanged at $2.13 per hour. Recently enacted minimum wage legislation in Kentucky was identical to the federal legislation except that it was effective in June 2007. The near term effect of the federal and Kentucky legislation is expected to be minimal, as market conditions already dictate wage rates in excess of $5.85 per hour.

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

	1st Quarter
	2008	2007
	(in thousands)
Big Boy restaurants	$54,691	$53,398
Wholesale sales to licensees	2,855	2,775
Wholesale sales to grocery stores	221	231

Total Big Boy sales	57,767	56,404
Golden Corral restaurants	31,759	31,844

Consolidated restaurant sales	$89,526	$88,248

Big Boy restaurant sales increased $1,363,000, or 2.4 percent higher than the First Quarter of Fiscal 2007. The increase includes a same store increase of 1.2 percent. Same store customer counts decreased 2.3 percent. Management believes a direct correlation continues to exist between the lower customer counts that have been experienced over the last three fiscal years and the steep cost of gasoline. The Company’s Midwest market areas are continuing to experience difficulty recovering from and adjusting to high gas prices.

The same store sales comparisons include average menu price increases of 1.2 percent and 1.1 percent implemented respectively in the First Quarter of Fiscal 2008 and the First Quarter of Fiscal 2007. In addition, a 2.4 percent increase was put in place in January 2007 specifically to offset higher costs associated with a mandated increase in the minimum wage.

The Company currently operates 89 Big Boy restaurants, including two new ones that opened respectively in June and July 2007 plus a third one that opened in August 2007 that replaced an older facility that had closed in April 2007. Three low volume Big Boy restaurants ceased operating during the last twelve months, closing respectively in January, April and June 2007. One existing Big Boy restaurant will close in the spring of 2008 to be re-opened in a new facility later that summer.

The first new Golden Corral restaurant to be constructed since November 2005 opened for business in July 2007. No other Golden Corral restaurants are currently planned to open over the next twelve months.

The decline in Golden Corral same store sales continued in the First Quarter of Fiscal 2008, decreasing 2.8 percent on 8.2 percent fewer customers. Golden Corral restaurants have now suffered same store sales decreases in fifteen of the last sixteen quarters. A sales promotion featuring steak and shrimp was launched in October 2007 to help boost sales. A 2.1 percent menu price increase was implemented in January 2007 in response to the government mandated increase in the minimum wage. A 3.2 percent menu price hike was put into place late in September 2006.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit disclosed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is highlighted below:

	1st Quarter
	2008	2007
	(in thousands)
Big Boy gross profit	$7,169	$7,677
Golden Corral gross profit	620	454

Total gross profit	$7,789	$8,131

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows concerning cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	1st Quarter 2008			1st Quarter 2007
	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0

Food and Paper	35.3	33.4	38.7	35.1	32.5	39.8

Payroll and Related	33.3	35.0	30.2	33.0	34.7	29.8

Other Operating Costs (including opening costs)	22.7	19.2	29.1	22.7	19.2	28.9

Gross Profit	8.7	12.4	2.0	9.2	13.6	1.5

The food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet. The effect of commodity price increases is actively managed with changes to the Big Boy menu mix and effective selection of items served on the Golden Corral food bar, together with periodic increases in menu prices. The managed effect is reflected in the above table by the improvement in food cost percentages for Golden Corral. However, rapid escalations in costs of commodities such as poultry, pork, beef, fish and dairy products can be problematic to effective menu management in the Big Boy segment, as evidenced in the rising percentages shown in the above table despite higher menu prices being charged to customers.

Although payroll and related cost percentages have inched upward for both Big Boy and Golden Corral, higher wage costs associated with mandated minimum wage increases have been mitigated through higher menu prices and a resolute focus on reducing the number hours worked by hourly paid employees.

The quarterly review of insurance reserves during the First Quarter of Fiscal 2008 resulted in an unfavorable adjustment to the insurance reserve of $18,000. A favorable adjustment of $383,000 was recorded during the First Quarter of Fiscal 2007. Because of improved claims experience, the result of active claims management with post accident drug testing, lower rates (as a percentage of payroll) to accrue initial self insured reserves have been in place since Fiscal 2006. The use of these lower rates should effect a continuation in the trend of reducing the size of future quarterly adjustments.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions) was $381,000 and $524,000 respectively, in the First Quarter of Fiscal 2008 and the First Quarter of 2007. The decrease is due principally to the combination of favorable asset returns and favorable pay experience. The Company anticipates making contributions to the two qualified defined benefit pension plans that it sponsors that will satisfy legal funding requirements for the year ending May 29, 2007 plus additional tax-deductible amounts that may be deemed advisable. Total contributions are currently estimated at $1,000,000.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. Opening costs were $370,000 for Big Boy restaurants and were $215,000 for Golden Corral restaurants during the First Quarter of Fiscal 2008. During the First Quarter of Fiscal 2007, opening costs were $130,000 for Big Boys and zero for Golden Corrals. As most of the other expenses charged to other operating costs tend to be more fixed in nature, same store sales decreases cause these costs to be a higher percentage of sales, as reflected in the above table for the Golden Corral segment.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit while franchise fees and other revenue is added to it. Gains and losses from sale of real property, if any, are then respectively added or subtracted.

Administrative and advertising expense increased $84,000 during the First Quarter of Fiscal 2008, or 2.0 percent higher than the First Quarter of Fiscal 2007. The increase is attributable to higher costs for advertising and stock based compensation costs than were incurred during the First Quarter of Fiscal 2007.

Revenue from franchise fees is based on sales of Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants and are recorded on the accrual method as earned. As of September 18, 2007 and September 19, 2006, 28 Big Boy restaurants were licensed to other operators and paying franchise fees to the Company. No licensed Big Boy restaurants have opened or closed during any of the periods presented in this MD&A. Other revenue also includes certain other fees from licensed restaurants along with miscellaneous rent and investment income.

Gains from the sale of real property amounted to $524,000 during the First Quarter of Fiscal 2008. The gains resulted from the dispositions of three low volume Big Boy restaurants that ceased operations respectively in January, April and June 2007. Aggregate proceeds amounted to $1,685,000. No dispositions of real property occurred during the First Quarter of Fiscal 2007. No impairment of assets was recorded during either the First Quarter of Fiscal 2008 or the First Quarter of Fiscal 2007.

Interest Expense

Debt remained roughly level with last year’s levels and the weighted average rate of interest in place as of September 18, 2007 did not appreciably change from September 19, 2006. The $76,000 decrease in interest expense during the First Quarter of Fiscal 2008 when compared with the First Quarter of Fiscal 2007 was primarily the result of higher levels of capitalized interest.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 32 percent in the First Quarter of Fiscal 2008 and was 34 percent in the First Quarter of Fiscal 2007. The effective tax rate for Fiscal 2007 was ultimately lowered to 31.4 percent. These rates have been kept consistently low through the Company’s use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. The Company adopted the provisions of FIN 48 (Accounting for Uncertainty in Income Taxes) effective May 30, 2007, as required. There was no cumulative effect adjustment to retained earnings nor was there any material change in the amount of unrecognized tax benefits.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

September 18, 2007

		Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$38,009	$11,517	$12,165	$5,496	$4,346	$2,877	$1,608
	Rent due under Capital Lease Obligations	3,475	2,548	299	268	252	108	—
1	Rent due under Operating Leases	23,448	1,879	1,859	1,523	1,416	1,409	15,362
2	Unconditional Purchase Obligations	15,894	5,009	2,470	2,244	2,244	2,244	1,683
3	Other Long-Term Obligations	1,775	222	225	228	231	234	635
	Total Contractual Cash Obligations	82,601	21,175	17,018	9,759	8,489	6,872	19,288

1	Not included in the table is a secondary liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Statement No. 13, “Accounting for Leases,” as amended.
2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property pursuant to purchase option provisions in leases.
3	Deferred compensation liability.

The working capital deficit was $22,597,000 as of September 18, 2007 and was $25,832,000 as of May 29, 2007. The improvement in the deficit largely reflects lower accounts payable associated with new restaurant construction. No new restaurant construction was in progress as of September 18, 2007. Three Big Boys and one Golden Corral restaurant were at various stages of construction as of May 29, 2007, all of which opened for business during the First Quarter of Fiscal 2008.

In September 2007, the maximum amount that may be borrowed under the terms of the Company’s Construction Draw Credit Facility was increased by $12,500,000, which brought to $15,000,000 the amount available to be drawn upon before the Facility expires on September 1, 2010. Additionally, $3,000,000 remains available on a $5,000,000 working capital revolving line of credit that is available through September 1, 2010. Its $2,000,000 outstanding balance is subject to an annual resting period, meaning the balance outstanding must be brought to zero no later than May 1, 2008 for a resting period of 30 days.

Operating Activities

Operating cash flows were $3,611,000 in the First Quarter of Fiscal 2008, or $2,542,000 lower than the First Quarter of Fiscal 2007. The decrease is primarily attributable to normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which can and do often widely fluctuate (see the discussion above regarding the working capital deficit as it relates to accounts payable). Management believes a better, more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus non cash expenses such as depreciation, losses (net of any gains) on dispositions of assets and stock based compensation expense. This method yields $6,312,000 in cash flows from operating activities for the First Quarter of Fiscal 2008 versus $6,458,000 in the First Quarter of Fiscal 2007.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $5,469,000 during the First Quarter of Fiscal 2008, an increase of $1,382,000 from the First Quarter of Fiscal 2007. This year’s capital spending includes $3,813,000 for Big Boy restaurants and $1,656,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction, site acquisitions, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

Proceeds from disposition of property during the First Quarter of Fiscal 2008 amounted to $1,711,000, primarily reflecting the sale of three low-volume Big Boy restaurants that ceased operations respectively in January, April and June 2007. The sales of the three properties resulted in an aggregate gain of $524,000. No dispositions of real property took place during the First Quarter of Fiscal 2007.

Financing Activities

Borrowing against credit lines amounted to $4,500,000 during the First Quarter of Fiscal 2008. Scheduled and other payments of long-term debt and capital lease obligations amounted to $3,383,000 during the First Quarter of Fiscal 2008. Regular quarterly cash dividends paid to shareholders totaled $564,000. Dividends declared but not paid as of September 18, 2007 totaled $565,000. The Company expects to continue its 47 year practice of paying regular quarterly cash dividends.

During the First Quarter of Fiscal 2008, employees acquired approximately 9,300 shares of the Company’s common stock pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $214,000. As of September 18, 2007, 408,000 shares granted under the Company’s two stock option plans remain outstanding, including 342,000 fully vested shares at a weighted average exercise price per share of $19.37. As of September 18, 2007, approximately 675,000 shares remained available to be granted under these plans, net of 24,000 options granted to employees in June 2007.

Other Information

The Company’s 35th Golden Corral restaurant opened for business in July 2007. It was the first new restaurant to be opened by the Company since November 2005. The Company has the approval of Golden Corral Franchising Systems, Inc. to curtail development of Golden Corral restaurants until operating performance levels improve in existing restaurants. The curtailment allows the Company to use its cash flows and credit facilities to strengthen its balance sheet and keep interest costs in check, while allowing management to focus on rebuilding same store sales.

Although the Company continues to possess development rights for up to 28 more Golden Corral restaurants, no other Golden Corral restaurants are currently planned to open during Fiscal 2008. Current plans call for continuing to search for cost effective sites for future development. Three Golden Corral restaurants were renovated during the First Quarter of Fiscal 2008, with two more renovations planned over the rest of Fiscal 2008.

Two new Big Boy restaurants opened for business respectively in June and July 2007. A third Big Boy restaurant opened in August 2007. It replaced an older facility that closed and was razed in April 2007. Several sites are currently being evaluated for future acquisition and development. One existing Big Boy is scheduled to close and be razed in the spring of 2008 and replaced with a new building.

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

Including land and land improvements, the cash required to build and equip each new restaurant currently ranges from $3,200,000 to $4,000,000 for a Golden Corral, and from $2,200,000 to $3,000,000 for a Big Boy. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. No agreements to acquire real property for the purpose of restaurant expansion were in place as of September 18, 2007.

It is the Company’s policy to own the land on which it builds new restaurants; however, it is becoming more frequently necessary to enter ground leases to obtain desirable land on which to build. Eight of the 35 Golden Corral restaurants now in operation were built on leased land. Three Big Boy restaurants opened since 2003 were also built on leased land. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended.

As of September 18, 2007, the Company occupied 28 restaurants pursuant to leases, of which five are capital leases under the provisions of SFAS 13. Three of the capital leases will expire on October 31, 2007 and the final two will expire in May 2008. The three Big Boy restaurants with capital leases expiring October 31, 2007 will continue to be occupied on a month-to-month arrangement until the Company executes its right to purchase the properties from the landlord, currently anticipated in January 2008. Although the costs have yet to be determined, the aggregate purchase price will not be less than $2,300,000. The Company also currently intends to exercise its privilege to purchase the two Big Boy restaurants that have capital leases expiring in May 2008.

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

Except for items such as bread, fresh produce and dairy products that are purchased from any number of local suppliers, the Golden Corral segment of the business currently purchases substantially all food, beverage and other menu items from the same approved vendor that Golden Corral Franchising Systems, Inc. (Franchisor) uses for its operations. Deliveries are made two times per week. Other vendors are available to provide products that meet the Franchisor’s specifications at comparable prices should the Company wish or need to make a change.

ITEM 4. CONTROLS and PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 18, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Control over Financial Reporting. The CEO and CFO have concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended September 18, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

In July 2002, Fortney filed a Demand for Arbitration against the Company which sought recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contended that the Company owed this money to Fortney under the terms of the General Construction Contract. The Company denied that it owed these monies to Fortney, and filed a counterclaim against Fortney that alleged defective construction and claimed damages, lost profits, interest and costs, in an amount exceeding $1,000,000. The arbitration hearing before the American Arbitration Association concluded February 28, 2006, with closing arguments held on June 30, 2006. On August 24, 2006, the arbitration panel awarded the Company $537,967 and denied Fortney’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company is entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. Fortney also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the Cuyahoga County (Ohio) Court of Common Pleas to confirm the arbitration panel’s original award. Fortney responded by filing a Motion with the same court to vacate the award. On April 27, 2007, the Cuyahoga Court of Common Pleas granted the Company’s Application and denied Fortney’s Motion to vacate. On May 1, 2007, Fortney filed a Notice of Appeal. A date for oral arguments has yet to be set in the Court of Appeals, Eighth Appellate District, Cuyahoga County, Ohio.

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

The Company is subject to various other claims and suits that arise from time to time in the ordinary course of business. Management does not currently believe that financial resources to resolve outstanding claims will exceed provisions already included in the consolidated financial statements and therefore, the ultimate liability, if any, will not have a material impact on the Company’s earnings, cash flows or financial position.

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

Economic Factors

The Company’s operations are predominantly located in Ohio, Indiana and Kentucky, where consumer confidence remains below national average and other regions. The effects of higher gasoline prices in particular may impact discretionary consumer spending in restaurants. The Company’s costs are also affected by increasing energy prices. Petroleum based material is often used to package certain products for distribution. In addition, many suppliers have added surcharges for fuel to their invoices. The cost to transport products from the commissary to restaurant operations will rise with each increase in gasoline prices. Higher natural gas prices have resulted in much higher costs to heat restaurant facilities and to cook food. Inflationary pressure, particularly on food costs, labor costs (especially associated with increases in the minimum wage) and health care benefits, can also negatively impact the operation of the business. Shortages of qualified labor may also be experienced in certain local economies. In addition, the loss of a key executive could pose a significant adverse effect on the Company.

Competition

The restaurant industry is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. Both the Big Boy and Golden Corral operating segments have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of the Company, presently dominate the family-style sector of the restaurant industry in the Company’s operating markets. That could change at any time due to:

•	changes in economic conditions

•	changes in demographics in neighborhoods where the Company operates restaurants

•	changes in consumer perceptions of value, food and service quality

•	changes in consumer preferences, particularly based on concerns with nutritional content of food on the Company’s menus

•	new competitors that enter the Company’s markets from time to time

•	increased competition from supermarkets and other non-traditional competitors

•	increased competition for quality sites on which to build restaurants

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

Governmental and Other Rules and Regulations

Governmental and other rules and regulations can pose significant risks to the Company. Examples include:

•	changes in environmental regulations that would significantly add to the Company’s costs

•	exposure to penalties for potential violations of numerous governmental regulations in general, and immigration (I-9) and labor regulations regarding the employment of minors in particular

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements

•	legislation or court rulings that result in changes to tax codes that are adverse to the Company

•	changes in accounting standards imposed by governmental regulators or private governing bodies could adversely affect the Company’s financial position

•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly

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

Technology and Information Systems

The strategic nature of technology and information systems is of vital importance to the operations of the Company. Events that could pose threats to the operation of the business include:

•	catastrophic failure of certain information systems

•	security violations or any unauthorized access to information systems

•	difficulties that may arise in maintaining existing systems

•	difficulties that may occur in the implementation of and transition to new systems

•	financial stability of technology vendors to support software over the long-term

Golden Corral

Golden Corral same-store sales declines have been experienced in fifteen of the last sixteen quarters, during which cash flows from Golden Corral operations have deteriorated. The ability of the Company to identify the root cause of the downturn, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk to the Company.

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

Not applicable

ITEM 3. DEFAULTS upon SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

a)	The Annual Meeting of Shareholders was held on October 1, 2007.

b)	Directors elected on October 1, 2007 to serve until the 2009 annual meeting of shareholders:

Dale P. Brown	Blanche F. Maier	Jerome P. Montopoli
Daniel W. Geeding	Craig F. Maier

Directors whose terms continued after the meeting (serving until the 2008 annual meeting of shareholders):

Robert J. (RJ) Dourney	William J. Reik, Jr.
Lorrence T. Kellar	Karen F. Maier

c)	The following matters were voted upon:

1) Election of Directors to serve until the 2009 annual meeting of shareholders:

Name	For	Withheld Authority
Dale P. Brown	4,603,096	55,545
Daniel W. Geeding	4,541,888	116,753
Blanche F. Maier	4,538,548	120,093
Craig F. Maier	4,584,787	73,854
Jerome P. Montopoli	4,603,211	55,430

2) Proposal to ratify the appointment of Grant Thornton LLP as the Company’s Independent

    Registered Public Accounting Firm for the fiscal year commencing May 30, 2007 was approved.

For	Against	Abstain
4,625,953	24,821	7,867

d)	Not applicable

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

10 (d) 1) Amendment No. 1 to First Amended and Restated Loan Agreement (Golden Corral Construction Facility) and Exhibit 10 (d) 2) Amendment No. 1 to Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective September 27, 2005, filed as Exhibits 10 (d) 1) and 10 (d) 2) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, are incorporated herein by reference.

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

10 (h) Employment Agreement between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 14, 2006, is incorporated herein by reference. *

10 (i) First Amendment to the Employment Agreement (see Exhibit 10 (h) above) between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (j) Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (k) Second Amendment to the Frisch’s Executive Savings Plan (see Exhibit 10 (j) above) effective July 28, 2004, filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference. *

10 (l) Third Amendment to the Frisch’s Executive Savings Plan (see Exhibit 10 (j) above) effective June 7, 2005, filed as Exhibit 10 (j) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (m) Fourth Amendment to the Frisch’s Executive Savings Plan (see Exhibit 10 (j) above) effective August 30, 2005, filed as Exhibit 10 (k) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (n) Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (o) Amendment No. 1 to Frisch’s Executive Retirement Plan (see Exhibit 10 (n) above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (p) 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10 (q) Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10 (p) above) effective September 26, 2006, filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference. *

10 (r) Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibit 10 (p) above), filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference. *

10 (s) Amendments to the 2003 Stock Option and Incentive Plan (see Exhibit 10 (p) above) effective December 19, 2006, filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10 (t) Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (u) Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10 (t) above) effective December 19, 2006, filed as Exhibit 99.1 to the registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10 (v) Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (w) Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10 (x) First Amendment to Change of Control Agreement (see Exhibit 10 (w) above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10 (y) Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Karen F. Maier, Ken C. Hull, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley and certain other “highly compensated employees” (Grantors). *

10 (z) First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10 (y) above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (aa) Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

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
DATE October 18, 2007
	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and
Principal Financial and Accounting Officer