Form 10-Q
period 2007-12-11
FRISCHS RESTAURANTS INC
filed 2008-01-16
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR QUARTER ENDED December 11, 2007

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

The total number of shares outstanding of the issuer’s no par common stock, as of December 26, 2007 was: 5,133,655

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Twenty-eight weeks ended		Twelve weeks ended
	December 11, 2007	December 12, 2006	December 11, 2007	December 12, 2006
Sales	$158,739,828	$156,516,874	$69,213,384	$68,268,449

Cost of sales
Food and paper	55,952,446	54,389,314	24,354,678	23,384,209
Payroll and related	52,489,750	51,493,048	22,710,708	22,412,263
Other operating costs	35,558,672	34,758,332	15,198,359	14,726,469

	144,000,868	140,640,694	62,263,745	60,522,941

Gross profit	14,738,960	15,876,180	6,949,639	7,745,508
Administrative and advertising	7,829,797	7,689,075	3,483,337	3,426,153
Franchise fess and other revenue	(678,999)	(689,712)	(300,547)	(295,851)
Gains on sale of assets	(524,354)	(250,069)	—	(250,069)

Operating profit	8,112,516	9,126,886	3,766,849	4,865,275

Interest expense	1,320,016	1,429,660	577,834	611,249

Earnings before income taxes	6,792,500	7,697,226	3,189,015	4,254,026

Income taxes	2,174,000	2,617,000	1,021,000	1,446,000

Net Earnings	$4,618,500	$5,080,226	$2,168,015	$2,808,026

Earnings per share (EPS) of common stock:
Basic net earnings per share	$.90	$1.00	$.42	$.55

Diluted net earnings per share	$.88	$.98	$.41	$.54

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	December 11, 2007 (unaudited)	May 29, 2007
Current Assets
Cash	$1,353,914	$321,200
Trade and other receivables	1,434,464	1,405,892
Inventories	5,496,960	6,376,059
Prepaid expenses and sundry deposits	1,719,144	984,132
Prepaid and deferred income taxes	1,930,701	1,930,701

Total current assets	11,935,183	11,017,984

Property and Equipment
Land and improvements	68,709,082	64,518,917
Buildings	90,141,924	85,805,775
Equipment and fixtures	89,885,622	87,948,798
Leasehold improvements and buildings on leased land	29,423,286	29,153,070
Capitalized leases	5,054,200	5,054,200
Construction in progress	197,975	7,435,071

	283,412,089	279,915,831
Less accumulated depreciation and amortization	124,916,989	120,629,146

Net property and equipment	158,495,100	159,286,685

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,181,683	1,216,620
Investments in land	2,249,890	2,249,890
Property held for sale	755,452	1,470,920
Other	2,785,072	3,275,811

Total other assets	7,712,741	8,953,885

Total assets	$178,143,024	$179,258,554

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 11, 2007 (unaudited)	May 29, 2007
Current Liabilities
Long-term obligations due within one year
Long-term debt	$10,626,366	$11,774,604
Obligations under capitalized leases	2,403,230	2,480,419
Self insurance	779,203	716,443
Accounts payable	11,189,153	12,353,968
Accrued expenses	8,938,423	9,235,002
Income taxes	363,119	290,010

Total current liabilities	34,299,494	36,850,446

Long-Term Obligations
Long-term debt	23,952,829	25,009,540
Obligations under capitalized leases	761,006	880,451
Self insurance	1,127,968	1,133,606
Deferred income taxes	2,522,819	3,457,714
Deferred compensation and other	4,189,490	4,057,022

Total long-term obligations	32,554,112	34,538,333

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,578,513 and 7,568,680 shares - stated value - $1	7,578,513	7,568,680
Additional contributed capital	64,279,195	63,838,824

	71,857,708	71,407,504

Accumulated other comprehensive loss	(1,131,572)	(1,214,704)
Retained earnings	73,322,678	70,448,512

	72,191,106	69,233,808

Less cost of treasury stock (2,444,858 and 2,445,764 shares)	(32,759,396)	(32,771,537)

Total shareholders’ equity	111,289,418	107,869,775

Total liabilities and shareholders’ equity	$178,143,024	$179,258,554

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Twenty-eight weeks ended December 11, 2007 and December 12, 2006

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at May 30, 2006	$7,521,930	$62,531,311	$—	$63,420,622	$(32,792,427)	$100,681,436

Net earnings for twenty-eight weeks	—	—	—	5,080,226	—	5,080,226
Stock options exercised - new shares issued	23,503	405,943	—	—	—	429,446
Excess tax benefit from stock - based compensation	—	54,462	—	—	—	54,462
Treasury shares re-issued	—	12,464	—	—	16,415	28,879
Stock-based compensation expense	—	144,195	—	—	—	144,195
Cash dividends - $.33 per share	—	—	—	(1,677,805)	—	(1,677,805)

Balance at December 12, 2006	7,545,433	63,148,375	—	66,823,043	(32,776,012)	104,740,839

Net earnings for twenty-four weeks	—	—	—	4,187,330	—	4,187,330
SFAS No. 158 adjustment net of tax	—	—	(1,214,704)	—	—	(1,214,704)
Stock options exercised - new shares issued	23,247	416,980	—	—	—	440,227
Stock options exercised - treasury shares re-issued	—	1,800	—	—	4,475	6,275
Excess tax benefit from stock - based compensation	—	113,815	—	—	—	113,815
Stock-based compensation expense	—	169,640	—	—	—	169,640
Employee stock purchase plan	—	(11,786)	—	—	—	(11,786)
Cash dividends - $.11 per share	—	—	—	(561,861)	—	(561,861)

Balance at May 29, 2007	7,568,680	63,838,824	(1,214,704)	70,448,512	(32,771,537)	107,869,775

Net earnings for twenty-eight weeks	—	—	—	4,618,500	—	4,618,500
Other comprehensive gain, net of income tax	—	—	83,132	—	—	83,132
Stock options exercised - new shares issued	9,833	214,028	—	—	—	223,861
Excess tax benefit from stock - based compensation	—	25,621	—	—	—	25,621
Treasury shares re-issued	—	15,829	—	—	12,141	27,970
Stock based compensation expense	—	174,685	—	—	—	174,685
Employee stock purchase plan	—	10,208	—	—	—	10,208
Cash dividends - $.34 per share	—	—	—	(1,744,334)	—	(1,744,334)

Balance at December 11, 2007	$7,578,513	$64,279,195	$(1,131,572)	$73,322,678	$(32,759,396)	$111,289,418

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Twenty-eight weeks ended December 11, 2007 and December 12, 2006

(unaudited)

	December 11, 2007	December 12, 2006
Cash flows provided by (used in) operating activities:
Net earnings	$4,618,500	$5,080,226
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	7,491,840	7,163,759
Gain on disposition of assets, net of abandonment losses	(317,755)	(69,717)
Stock-based compensation expense	174,685	144,195

	11,967,270	12,318,463

Changes in assets and liabilities:
Accounts receivable	(28,572)	277,272
Inventories	879,099	101,543
Prepaid expenses and sundry deposits	(609,054)	(939,628)
Other assets	371,094	882,852
Prepaid, accrued and deferred income taxes	(878,991)	245,027
Excess tax benefit from stock-based compensation	(25,621)	(54,462)
Accounts payable	(1,780,853)	(856,005)
Accrued expenses	(296,579)	(602,731)
Self insured obligations	57,122	54,468
Deferred compensation and other liabilities	132,468	(11,850)

	(2,179,887)	(903,514)

Net cash provided by operating activities	9,787,383	11,414,949

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(7,182,521)	(8,930,795)
Proceeds from disposition of property	1,712,909	407,124
Change in other assets	(42,836)	(56,910)

Net cash (used in) investing activities	(5,512,448)	(8,580,581)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	4,500,000	3,000,000
Payment of long-term debt and capital lease obligations	(6,901,585)	(5,557,292)
Cash dividends paid	(1,128,296)	(1,116,878)
Proceeds from stock options exercised - new shares issued	223,861	429,446
Excess tax benefit from stock-based compensation	25,621	54,462
Treasury shares re-issued	27,970	28,879
Employee stock purchase plan	10,208	—

Net cash (used in) financing activities	(3,242,221)	(3,161,383)

Net increase (decrease) in cash and equivalents	1,032,714	(327,015)
Cash and equivalents at beginning of year	321,200	815,346

Cash and equivalents at end of quarter	$1,353,914	$488,331

Supplemental disclosures:
Interest paid	$1,532,005	$1,587,655
Income taxes paid	3,053,816	3,365,760
Income taxes refunded	825	993,787
Dividends declared but not paid	616,039	560,927

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2008, Ended December 11, 2007

NOTE A - ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. and Subsidiaries (the Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All Big Boy restaurants operated by the Company are currently located in various regions of Ohio, Kentucky and Indiana. Golden Corral restaurants currently operate primarily in the greater metropolitan areas of Cincinnati, Columbus, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania. The Company has development rights to expand Golden Corral operations into markets in northern Indiana and southern Michigan.

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

Consolidation Practices

The accompanying unaudited consolidated financial statements include all of the Company’s accounts, prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these interim financial statements include all adjustments (all of which were normal and recurring) necessary for a fair presentation of all periods presented.

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

Management considers the following accounting policies to be critical accounting policies because the application of estimates to these policies requires management’s most difficult, subjective or complex judgments: self-insurance liabilities, net periodic pension cost and future pension obligations, and the carrying values of long-lived assets.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Funds in transit from credit card processors are classified as cash. Highly liquid investments with original maturities of three months or less are considered as cash equivalents. Outstanding checks totaling $2,140,000 were included in accounts payable as of May 29, 2007.

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of December 11, 2007 and May 29, 2007. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Accounting for Rebates

Cash consideration received from certain food vendors is treated as a reduction of cost of sales and is recognized in the same period the Company sells the food.

Leases

Minimum scheduled lease payments on operating leases, including escalating rental payments, are recognized as rent expense on a straight-line basis over the term of the lease, including option periods considered part of the lease term, as defined by Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. Contingent rentals, typically based on a percentage of restaurant sales in excess of a fixed amount, are expensed as incurred. SFAS 13 also requires rent expense to be recognized during that part of the term of the lease when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while the restaurant is being constructed on leased land. Rental costs associated with “rent holidays” are recognized as rental expense. The Company does not typically receive leasehold incentives from landlords.

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

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. No new Big Boy or Golden Corral construction was in progress as of December 11, 2007. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $95,000 and $38,000 respectively, for the 28 weeks ended December 11, 2007 and December 12, 2006, and was zero and $26,000 respectively, for the twelve weeks ended December 11, 2007 and December 12, 2006. As of December 11, 2007, pending agreements were in place to acquire in fee three existing Big Boy restaurants pursuant to purchase privilege provisions in expired leases. Although the costs have yet to be determined, the aggregate purchase price will not be less than $2,300,000.

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

Restaurant Closing Costs

Any liabilities associated with exit or disposal activities are recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Obligations Associated with Disposal Activities.” SFAS 146 requires that liabilities be recognized for exit and disposal costs only when the liabilities are incurred, rather than upon the commitment to an exit or disposal plan. Its application has not materially impacted the Company’s financial statements in any of the periods presented in the accompanying consolidated financial statements.

Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” is applicable to legal obligations associated with the retirement of certain tangible long-lived assets. Its application has not materially impacted the Company’s financial statements in any of the periods presented. Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Obligations” (FIN 47), requires that conditional obligations be included in the definition of an asset retirement obligation under SFAS 143 and therefore requires current recognition if fair value is reasonably estimable. The application of FIN 47 has had no material impact on the Company’s financial statements.

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of December 11, 2007 and May 29, 2007, the carrying amount of goodwill acquired in prior years was $741,000.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant. This equates to $93,000 per year in each of the next five years for the 35 Golden Corral restaurants that were in operation as of December 11, 2007. Amortization for the 28 weeks ended December 11, 2007 and December 12, 2006 was $50,000 and $49,000 respectively, and was $22,000 and $21,000 respectively, for the twelve weeks ended December 11, 2007 and December 12, 2006.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	December 11, 2007	May 29, 2007
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,400	$1,360
Less accumulated amortization	(476)	(427)

Carrying amount of Golden Corral initial franchise fees subject to amortization	924	933

Current portion of Golden Corral initial franchise fees subject to amortization	(93)	(91)
Golden Corral fees not yet subject to amortization	295	320

Other intangible assets	56	54

Total other intangible assets	$1,182	$1,216

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to other operating costs as incurred.

Revenue Recognition

Revenue from restaurant operations is recognized upon the sale of products as they are sold to customers. All sales revenue is recorded on a net basis, which excludes sales tax collected from sales and sales tax remitted from costs. Revenue from the sale of commissary products to Big Boy restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on sales of Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, which occurs ordinarily upon the execution of the license agreement in consideration of the Company’s services to that time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to other operating costs as incurred:

	28 weeks ended		12 weeks ended
	Dec. 11, 2007	Dec. 12, 2006	Dec. 11, 2007	Dec. 12, 2006
	(in thousands)
Golden Corral	$225	$—	$10	$—
Big Boy	380	241	10	111

	$605	$241	$20	$111

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

The executive officers of the Company and certain other “highly compensated employees” (HCE’s) are disqualified from participation in the Company’s 401(k) savings plan (the salaried plan), a defined contribution plan that has a ten percent matching employer cash contribution with immediate vesting. A non-qualified savings plan – Frisch’s Executive Savings Plan (FESP) – provides a means by which the HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s salary into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first ten percent of salary deferred at a rate of ten percent for deferrals into mutual funds, while a fifteen percent match is added to deferrals into common stock. Although the Company owns the mutual funds until the retirement of the participants, the funds are invested at the direction of the participants. The common stock is a “phantom investment” that may be paid in actual shares or in cash upon retirement of the participants. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the consolidated balance sheet.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Self-Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Active claims management and post accident drug testing in recent years has effected vast improvements in claims experience. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance liabilities as deemed appropriate based on claims experience. Below is a summary of reductions or (increases) to the self-insurance liabilities that were credited to or (charged against) earnings:

28 weeks ended		12 weeks ended
Dec. 11, 2007	Dec. 12, 2006	Dec. 11, 2007	Dec. 12, 2006
(in thousands)
$(59)	$427	$(41)	$43

The vast improvements in claims experience has allowed the Company to lower the rates used to accrue initial self-insurance liabilities. The lower rates were implemented in fiscal year 2006, which should effect a continuation in the trend of reducing the size of quarterly adjustments.

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

New Accounting Pronouncements

The Financial Accounting Standards Board’s (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” provides guidance for recognition and measurement on financial statements of tax positions taken in tax returns or expected to be taken on a future tax return. The Company adopted the provisions of FIN 48 effective May 30, 2007, as required. No cumulative effect adjustment to retained earnings resulted from the adoption of FIN 48 and there was no material change in the amount of unrecognized tax benefits. The Company does not expect that any changes that may occur in the amount of unrecognized tax benefits would have any significant impact on it results of operations or financial position.

Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year that will end June 2, 2009). In addition to defining fair value, SFAS 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities,” is also effective for fiscal years beginning after November 15, 2007. It provides an option of whether to report selected financial assets and liabilities at fair value. The Company has yet to evaluate the impact that SFAS 157 and SFAS 159 will have on its financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - LONG-TERM DEBT

	December 11, 2007		May 29, 2007
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$—	$—	$—
Term Loans	8,648	22,550	8,826	23,111
Revolving Credit Loan	1,000	—	2,000	—
Bullet Loan	978	1,403	949	1,899

	$10,626	$23,953	$11,775	$25,010

The portion payable after one year matures as follows:

	December 11, 2007	May 29, 2007
	(in thousands)
Period ending in 2009	$7,720	$8,443
2010	5,806	6,100
2011	4,538	4,657
2012	3,366	3,241
2013	1,543	1,935
Subsequent to 2013	980	634

	$23,953	$25,010

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

The Facility is subject to a commitment fee of .25 percent of the unused amount. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. The September 2007 amendment allows outstanding balances converted to Term Loans after September 2007 to be amortized over a period between seven and twelve years as selected by the Company. The amendment also affords the Company with an option to extend the amortization period once during the term of any Term Loan that is initiated after September 2007. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - LONG TERM DEBT (CONTINUED)

As of December 11, 2007, all amounts borrowed under the Facility had been converted to Term Loans (original notes totaling $74,000,000), the aggregate outstanding balance of which is $31,198,000. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.11 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $944,000, expiring in various periods ranging from March 2008 through November 2014. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. Any outstanding amount in the Construction Phase of the Facility that has not been converted into a Term Loan by September 1, 2010 shall mature and be payable at that time, as extended by the September 2007 amendment.

The Revolving Credit Loan is an unsecured line of credit that allows for borrowing of up to $5,000,000 to fund temporary working capital needs through September 1, 2010, as extended by the September 2007 amendment. As of December 11, 2007, $1,000,000 was outstanding, which was reduced to $500,000 shortly after the quarter ended. As the loan is subject to a 30 consecutive day out-of-debt period each year, the remaining balance must be reduced to zero no later than May 1, 2008. Interest, currently 6.50 percent, is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a commitment fee of .25 percent of the unused amount. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

The Bullet Loan was converted into a term loan effective March 15, 2007. The provisions of the term loan require 36 equal monthly installment of $92,000 including principal and interest at a fixed 6.13 percent rate. The loan is secured by mortgages that encumber the real property of two Golden Corral restaurants, the approximate book value of which totaled $4,102,000 as of December 11, 2007.

These loan agreements contain covenants relating to cash flows, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of December 11, 2007. Compensating balances are not required by these loan agreements.

NOTE C - LEASED PROPERTY

The Company’s policy is to own its restaurant locations whenever possible, however, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to twenty years, and/or have favorable purchase options. As of December 11, 2007, 28 restaurants were in operation on non-owned premises, consisting of two capital leases (both of which are for Big Boy operations), three month-to-month arrangements and 23 operating leases (fifteen are for Big Boy operations and eight are for Golden Corral operations). The month-to-month arrangements are for Big Boy restaurant facilities, the capital leases of which reached their normal expiration on October 31, 2007. These facilities are continuing to be occupied until the Company executes its right to purchase the properties from the landlord. Although the purchase prices have yet to be determined, the aggregate cost will not be less than $2,300,000. The Company also enjoys the privilege to purchase the two remaining capital leases, both of which expire in May 2008.

Office space is occupied under an operating lease that expires during fiscal year 2013, which has renewal options available through fiscal year 2023. A purchase option is available in 2023 to acquire the office property in fee simple. Delivery and other equipment is held under capital leases expiring during periods through fiscal year 2013.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LEASED PROPERTY (CONTINUED)

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	December 11, 2007	May 29, 2007
	(in thousands)
Restaurant facilities	$3,496	$3,496
Equipment	1,558	1,558

	5,054	5,054
Less accumulated amortization	(4,107)	(3,910)

	$947	$1,144

Rent expense under operating leases:

	28 weeks ended		12 weeks ended
	Dec. 11, 2007	Dec. 12, 2006	Dec. 11, 2007	Dec. 12, 2006
	(in thousands)
Minimum rentals	$1,074	$1,169	$484	$459
Contingent payments	30	26	14	14

	$1,104	$1,195	$498	$473

Future minimum lease payments under capitalized leases and operating leases, including aggregate residual value guarantees of $2,101,000 on certain of the capitalized leases, having an initial or remaining term of one year or more follow:

Period ending December 11,	Capitalized leases	Operating leases
	(in thousands)
2008	$2,470	$1,882
2009	296	1,842
2010	262	1,437
2011	221	1,483
2012	73	1,427
2013 to 2027	—	15,082

Total	3,322	$23,153
Amount representing interest	(158)

Present value of obligations	3,164
Portion due within one-year	(2,403)

Long-term obligations	$761

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

2003 Stock Option and Incentive Plan

Shareholders approved the 2003 Stock Option and Incentive Plan (the “2003 Incentive Plan” or “Plan”) on October 6, 2003. The 2003 Incentive Plan provides for several forms of awards including stock options, stock appreciation rights, stock awards including restricted and unrestricted awards of stock, and performance awards. The Board of Directors adopted certain amendments in December 2006 to bring the Plan into compliance with the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code. No award shall be granted under the Plan on or after October 6, 2013 or after such earlier date on which the Board of Directors may terminate the Plan. The maximum number of shares of common stock that the Plan may issue is 800,000, subject, however, to proportionate and equitable adjustments determined by the Compensation Committee of the Board of Directors (the Committee) as deemed necessary following the event of any equity restructuring that may occur.

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

As of December 11, 2007, options to purchase 175,000 shares had been granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer (CEO). The Committee has determined that outstanding options belonging to the CEO vest six months from the date of grant, while outstanding options granted to other key employees vest in three equal annual installments. The Committee has further determined that outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant,

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - CAPITAL STOCK (CONTINUED)

excluding, however, any participant who is terminated for cause. As of December 11, 2007, 654,834 shares remain available to be optioned, including 29,834 shares granted that were subsequently forfeited, which are again available to be granted in accordance with the “Re-Use of Shares” provision of the Plan. There were 134,171 options outstanding as of December 11, 2007.

No other awards - stock appreciation rights, restricted stock award, unrestricted stock award or performance award - have been granted under the 2003 Stock Option and Incentive Plan as of December 11, 2007.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. The Board of Directors adopted certain amendments in December 2006 to bring the Amended Plan into compliance with the American Jobs Creation Act of 2004 and section 409A of the Internal Revenue Code. As of December 11, 2007, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned to date, 285,065 remain outstanding as of December 11, 2007, 211,478 of which belong to the CEO.

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

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of December 11, 2007:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	395,487	$20.05
Granted	45,250	$30.59
Exercised	(9,833)	$22.77
Forfeited or expired	(11,668)	$29.43

Outstanding at end of quarter	419,236	$20.86	5.70 years	$2,393

Exercisable at end of quarter	359,137	$19.55	5.12 years	$2,376

The intrinsic value of stock options exercised during the 28 weeks ended December 11, 2007 and December 12, 2006 was $75,000 and $161,000, respectively.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - CAPITAL STOCK (CONTINUED)

Stock options outstanding and exercisable as of December 11, 2007 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$8.31 to $13.00	69,312	$10.62	2.39 years
$13.01 to $18.00	50,167	$13.79	3.56 years
$18.01 to $24.20	119,667	$19.76	5.20 years
$24.21 to $30.13	180,090	$27.50	7.90 years

$8.31 to $30.13	419,236	$20.86	5.70 years

Exercisable:
$8.31 to $13.00	69,312	$10.62	2.39 years
$13.01 to $18.00	50,167	$13.79	3.56 years
$18.01 to $24.20	118,500	$19.73	5.17 years
$24.21 to $30.13	121,158	$26.86	7.28 years

$8.31 to $30.13	359,137	$19.55	5.12 years

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of October 31, 2007 (latest available data), 126,339 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of October 31, 2007, the custodian held 32,926 shares on behalf of employees.

Frisch’s Executive Savings Plan

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of December 11, 2007, 45,880 shares remained in the FESP reserve, including 10,009 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of December 11, 2007, the Company’s treasury held 2,444,858 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through January 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

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

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
28 weeks ended:
December 11, 2007	5,129,301	$0.90	123,213	5,252,514	$0.88
December 12, 2006	5,078,387	$1.00	95,147	5,173,534	$0.98

Stock options to purchase 95,000 shares during the twenty-eight weeks ended December 11, 2007 and 112,000 shares during the twenty-eight weeks ended December 12, 2006 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

12 weeks ended:
December 11, 2007	5,133,322	$.42	119,455	5,252,777	$.41
December 12, 2006	5,081,612	$.55	101,592	5,183,204	$.54

Stock options to purchase 95,000 shares during the twelve weeks ended December 11, 2007 and 89,500 shares during the twelve weeks ended December 12, 2006 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - CAPITAL STOCK (CONTINUED)

Compensation cost arising from stock options granted are shown below:

	28 weeks ended		12 weeks ended
	Dec. 11, 2007	Dec. 12, 2006	Dec. 11, 2007	Dec. 12, 2006
	(in thousands)
Charged to administrative and advertising	$175	$144	$83	$82
Tax benefit	56	49	27	28

Total share-based compensation cost, net of tax	$119	$95	$56	$54

Effect on basic earnings per share	$.02	$.02	$.01	$.01

Effect on diluted earnings per share	$.02	$.02	$.01	$.01

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, developed with the following assumptions:

	28 weeks		12 weeks
	Dec. 11, 2007	Dec. 12, 2006	Dec. 11, 2007	Dec. 12, 2006
Weighted average fair value of options	$8.39	$6.38	$8.12	$6.20

Dividend yield	1.50%	1.80%	1.50%	1.80%
Expected volatility	27%	25%	27%	25%
Risk free interest rate	4.24%	4.56%	4.24%	4.56%
Expected lives	5 years	5 years	5 years	5 years

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

As of December 11, 2007, there was $370,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of .94 years.

SFAS 123 (R) also requires compensation cost to be recognized in connection with the Company’s Employee Stock Purchase Plan (described earlier). Compensation costs related to the Employee Stock Purchase Plan amounted to $21,000 and $20,000 respectively, during the 28 weeks ended December 11, 2007 and December 12, 2006, and were $16,000 and $10,000 respectively, during the twelve weeks ended December 11, 2007 and December 12, 2006.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The following table shows the components of net periodic pension cost for all periods presented in these consolidated financial statements:

	28 weeks ended		12 weeks ended
Net periodic pension cost components	Dec. 11, 2007	Dec. 12, 2006	Dec. 11, 2007	Dec. 12, 2006
	(in thousands)
Service cost	$853	$820	$365	$351
Interest cost	879	891	377	382
Expected return on plan assets	(1,192)	(1,053)	(511)	(451)
Amortization of prior service cost	9	16	4	7
Amortization of loss	117	244	50	105

Net periodic pension cost	$666	$918	$285	$394

Weighted average discount rate	6.00%	6.25%	6.00%	6.25%
Weighted average rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%

The Company anticipates making sufficient contributions to the two qualified defined benefit pension plans to satisfy legal funding requirements for the year that will end June 3, 2008, plus additional tax deductible amounts that may be deemed advisable. Total contributions are currently estimated at $1,000,000. Obligations to participants in the SERP are satisfied in the form of lump sum distributions upon the retirement of the participants.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) was $124,000 and $215,000 respectively, during the 28 weeks ended December 11, 2007 and December 12, 2006, and was $53,000 and $92,000 respectively, for the twelve weeks ended December 11, 2007 and December 12, 2006. Contributions of $219,000 and $308,000 respectively, were made to the Plan in December 2007 and December 2006. In addition, the President and Chief Executive Officer (CEO) has an employment contract that allows additional annual contributions to be made for the CEO’s benefit under the Non Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In the 28 weeks ended December 11, 2007 and December 12, 2006, matching contributions to the 401(k) plans amounted to $88,000 and $84,000 respectively, and were $38,000 and $37,000 respectively, during the twelve weeks ended December 11, 2007 and December 12, 2006. Matching contributions to FESP were $15,000 and $14,000 respectively, during the 28 weeks ended December 11, 2007 and December 12, 2006, and were $7,000 and $5,000 respectively, during the twelve weeks ended December 11, 2007 and December 12, 2006.

The Company does not sponsor post retirement health care plans.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - COMPREHENSIVE INCOME

	28 weeks ended		12 weeks ended
	Dec. 11, 2007	Dec. 12, 2006	Dec. 11, 2007	Dec. 12, 2006
	(in thousands)
Net earnings	$4,618	$5,080	$2,168	$2,808
Amortization of amounts included in net periodic pension cost	126	—	54	—
Tax effect	(40)	—	(16)	—

Comprehensive income	$4,704	$5,080	$2,206	$2,808

NOTE G - SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	28 weeks ended		12 weeks ended
	Dec. 11, 2007	Dec. 12, 2006	Dec. 11, 2007	Dec. 12, 2006
	(in thousands)
Sales
Big Boy	$103,826	$102,010	$46,058	45,605
Golden Corral	54,914	54,507	23,155	22,663

	$158,740	$156,517	$69,213	$68,268

Earnings before income taxes
Big Boy	$11,773	$12,828	$5,616	$6,372
Opening expense	(380)	(241)	(10)	(111)

Total Big Boy	11,393	12,587	5,606	6,261

Golden Corral	(137)	(382)	(267)	(119)
Opening expense	(225)	—	(10)	—

Total Golden Corral	(362)	(382)	(277)	(119)

Total restaurant level profit	11,031	12,205	5,329	6,142

Administrative expense	(4,122)	(4,018)	(1,863)	(1,823)
Franchise fees and other revenue	679	690	301	296
Gain on asset sales	524	250	—	250

Operating profit	8,112	9,127	3,767	4,865
Interest expense	(1,320)	(1,430)	(578)	(611)

Earnings before income taxes	$6,792	$7,697	$3,189	$4,254

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - SEGMENT INFORMATION (CONTINUED)

	28 weeks ended		12 weeks ended
	Dec. 11, 2007	Dec. 12, 2006	Dec. 11, 2007	Dec. 12, 2006
Depreciation and amortization
Big Boy	$4,285	$4,071	$1,868	$1,767
Golden Corral	3,207	3,093	1,396	1,320

	$7,492	$7,164	$3,264	$3,087

Capital expenditures
Big Boy	$4,998	$7,937	$1,185	$4,554
Golden Corral	2,185	994	529	290

	$7,183	$8,931	$1,714	$4,844

	As of
	Dec. 11, 2007	May 29, 2007
Identifiable assets
Big Boy	$94,266	$94,011
Golden Corral	83,877	85,248

	$178,143	$179,259

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $2,994,000, $2,513,000, $2,285,000, $2,285,000 and $2,285,000 respectively, for the periods ending December 11, 2008, 2009, 2010, 2011 and 2012, with $1,151,000 to be paid thereafter. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) In July 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees, and costs it claimed were owed by the Company under the construction contract. The Company denied the claim and filed a counterclaim against the general contractor that alleged defective construction and claimed damages, lost profits, interest and costs in an amount exceeding $1,000,000. In August 2006, the arbitration panel that heard the case awarded the Company $538,000 and denied the general contractor’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company was entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. The general contractor also filed a Motion to Modify, which alleged that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the local court system to confirm the arbitration panel’s original award. The general contractor responded by filing a Motion with the same court to vacate the award. In April 2007, the Court granted the Company’s Application and denied the

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Other Contingencies

The Company self-insures a significant portion of expected losses under its workers’ compensation program in the state of Ohio. Insurance coverage is purchased from an insurance company for individual claims that may exceed $300,000. (See Self Insurance in Note A – Accounting Policies.) Insurance coverage is maintained for various levels of casualty and general and product liability.

The Company currently maintains two outstanding letters of credit totaling $135,000 in support of its self-insurance program. There are no other outstanding letters of credit issued by the Company.

As of December 11, 2007, the Company operated 28 restaurants on non-owned properties. (See Note C – Leased Properties.) Certain of the leases provide for contingent rental payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

NOTE I - RELATED PARTY TRANSACTIONS

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

These three restaurants pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $2,657,000 and $2,656,000 respectively, during the 28 weeks ended December 11, 2007 and December 12, 2006, and was $1,186,000 and $1,204,000 respectively, during the twelve weeks ended December 11, 2007 and December 12, 2006. The amount owed to the Company from these restaurants was $90,000 and $104,000 respectively, as of December 11, 2007 and May 29, 2007. Amounts due are generally settled within 28 days of billing.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I - RELATED PARTY TRANSACTIONS (CONTINUED)

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

The Chairman of the Board of Directors (Jack C. Maier, deceased February 2005) from 1970 to 2005 had an employment agreement with a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company, commenced in March 2005. Monthly payments were increased to $18,141 and $18,368 respectively in March 2006 and March 2007 to reflect the change in CPI. The present value of the long-term portion of the obligation approximating $1,200,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $146,000 is included in current liabilities in the consolidated balance sheet.

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

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (the Company) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet style “Golden Corral” restaurants. As of December 11, 2007, 89 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

The Company’s Second Quarter of Fiscal 2008 consists of the twelve weeks ended December 11, 2007, and compares with the twelve weeks ended December 12, 2006, which constituted the Second Quarter of Fiscal 2007. The First Half of Fiscal 2008 consists of the 28 weeks ended December 11, 2007, and compares with the 28 weeks ended December 12, 2006, which constituted the First Half of Fiscal 2007. The first half of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains 28 weeks, whereas the second half of the year normally contains only 24 weeks. The twelve-week third quarter in particular is usually a disproportionately smaller share of annual revenue and earnings because it spans most of the winter season from mid December through early March. Results of operations can be adversely affected by winter storms and are particularly vulnerable if severe winter weather should develop over a prolonged period. References to Fiscal 2008 refer to the 53 week year that will end on June 3, 2008, the fourth quarter of which will include thirteen weeks.

Sales reached a record $69,213,000 during the Second Quarter of Fiscal 2008, as sales rose $945,000 higher than the Second Quarter of Fiscal 2007. The 1.4 percent increase was primarily effected through opening new restaurants, as Golden Corral same store sales decreased 1.8 percent while the Big Boy segment posted a modest .4 percent same store sales gain. Net earnings for the Second Quarter of Fiscal 2008 were $2,168,000, or diluted earnings per share (EPS) of $.41, which compares with $2,808,000, or diluted EPS of $.54 in the Second Quarter of Fiscal 2007. The lower net earnings can be attributed mostly to the escalating cost of food as a percentage of sales, reflecting a generally unfavorable commodity environment. In addition, the sale of certain property in October 2006 yielded a pretax gain of $250,000 in the Second Quarter of Fiscal 2007.

Sales reached a record $158,740,000 during the First Half of Fiscal 2008, as sales rose 1.4 percent or $2,223,000 higher than the First Half of Fiscal 2007. Same store sales in the Golden Corral segment decreased 2.4 percent. Big Boy restaurants posted a .9 percent same store sales increase. Net earnings for the First Half of Fiscal 2008 were $4,618,000, or diluted EPS of $.88, which compares with $5,080,000, or diluted EPS of $.98 in the First Half of Fiscal 2007. In addition to the sales changes noted above, other factors having a noteworthy impact on first half net earnings:

•	Food costs increased to 35.2% of sales in the First Half of Fiscal 2008 from 34.7 percent of sales in the First Half of Fiscal 2007.

•	New store opening costs were $605,000 in the First half of Fiscal 2008, or $364,000 higher than the First Half of Fiscal 2007.

•	Gains on the sale of real estate were $624,000 during the First Half of Fiscal 2008, which was $374,000 more than was credited to earnings the First Half of Fiscal 2007.

•	Adjustments to self-insurance reserves - $59,000 was charged against earnings in the First Half of Fiscal 2008 versus $427,000 that was credited to earnings during the First Half of Fiscal 2007.

In November 2006, Ohio voters approved a mandate to annually increase the state’s minimum wage as follows:

•

The minimum wage increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was increased to $7.00 per hour effective January 1, 2008 in accordance with the mandate’s annual provision to adjust automatically for the rate for inflation.

•

The minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was increased to $3.50 per hour on January 1, 2008 in accordance with the inflation provision in the mandate.

The Company reacted to the mandate with two major initiatives, as more than two-thirds of the Company’s payroll costs are incurred in Ohio. First, the Company increased its menu prices in early January 2007 as follows: 2.4 percent for Big Boy and 2.1 percent for Golden Corral. The price increases were designed to incorporate the regular semi-annual price changes that would have been implemented anyway in February 2007. The January 2007 price increases were also introduced in non-Ohio stores to offset the anticipated increase in the federal minimum wage that ultimately was enacted later in the year (see discussion below). Secondly, an initiative was launched to limit the number of hours that workers were permitted to work in an effort to largely offset the effects of paying the required higher hourly rate of pay. As a result, payroll and related costs were contained at 32.8 percent of sales during the Second Quarter of Fiscal 2008, an equal level with the Second Quarter of Fiscal 2007. For the First Half of Fiscal 2008, payroll and related costs were 33.1 percent of sales, up from 32.9 percent in the First Half of Fiscal 2007. The increase that is effective January 1, 2008 is expected to add $350,000 in annual payroll costs unless allowable work hours are reduced further.

Effective July 24, 2007, legislation increased the federal minimum wage from $5.15 per hour to $5.85 per hour for non-tipped employees. The legislation includes scheduled increases to $6.55 per hour in July 2008 and to $7.25 per hour in July 2009. The rate for tipped employees was not changed by the federal legislation, remaining at $2.13 per hour. Thus far, the effect of the federal legislation has been minimal as market conditions already dictate wage rates in excess of $5.85 per hour, and because the Ohio minimum wage already exceeds the Federal requirement. It is currently estimated that the federal increase in the third year to $7.25 per hour could add as much as $500,000 in annual payroll costs if additional labor reductions are not implemented.

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

	Second Quarter		First Half
	Dec. 11, 2007	Dec. 12, 2006	Dec. 11, 2007	Dec. 12, 2006
	(in thousands)
Big Boy restaurant sales	$43,713	$43,303	$98,404	$96,701
Wholesale sales to licensees	2,142	2,140	4,998	4,915
Other wholesale sales	203	162	424	394

Total Big Boy Sales	46,058	45,605	103,826	102,010

Golden Corral sales	23,155	22,663	54,914	54,507

Consolidated restaurant sales	$69,213	$68,268	$158,740	$156,517

Higher Big Boy sales shown in the above table include same store sales increases of .4 percent in the Second Quarter of Fiscal 2008 (on a customer count decrease of 3.1 percent) and .9 percent for the First Half of Fiscal 2008 (on a 2.6 percent decrease in customer counts). Management believes a direct correlation continues to exist between the lower customer counts that have been experienced over the last three fiscal years and the steep cost of gasoline. The Company’s Midwest market areas are continuing to experience difficulty recovering from and adjusting to high gas prices.

The same store sales comparisons include average menu price increases of 1.2 percent and 1.1 percent implemented respectively in September 2007 and September 2006. In addition, a 2.4 percent increase was put in place in January 2007 specifically to counter the effects of higher costs associated with mandated increases in the minimum wage. Another price increase is expected to be in place by February 2008.

The Company operated 89 Big Boy restaurants as of December 11, 2007, including two new ones that opened respectively in June and July 2007 plus a third that opened in August 2007 that replaced an older facility that had closed in April 2007. Sites for two new Big Boy restaurants are expected to be acquired and under construction by the spring of 2008. Three low volume Big Boy restaurants ceased operations during the last twelve months, closing respectively in January, April and June 2007. One existing Big Boy restaurant will be closed and razed in the spring of 2008 to make room for a new facility to open later that summer.

The first new Golden Corral restaurant to be constructed since November 2005 opened for business in July 2007. The Company now operates 35 Golden Corral restaurants. No other Golden Corral restaurants are currently planned to open over the next twelve months.

Higher sales at Golden Corral restaurants shown in the above table include same store sales decreases of 1.8 percent in the Second Quarter of Fiscal 2008 (on a customer count decrease of 5.7 percent) and 2.4 percent in the First Half of Fiscal 2008 (on a 7.2 decrease in customer counts). The Golden Corral segment of the Company has now suffered a same store sales decrease in sixteen of the last seventeen quarters. The same store sales comparisons include average menu price increases of 3.2 percent (October 2007), 4.2 percent (June 2007), 2.1 percent (January 2007) and 3.2 percent (September 2006). The 2.1 percent increase implemented in January 2007 was put in place specifically to offset the effects of higher costs associated with minimum wage increases.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	Second Quarter		First Half
	Dec. 11, 2007	Dec. 12, 2006	Dec. 11, 2007	Dec. 12, 2006
	(in thousands)
Big Boy gross profit	$6,714	$7,356	$13,883	$15,033
Golden Corral gross profit	236	391	856	844

Total gross profit	$6,950	$7,747	$14,739	$15,877

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	12 weeks 12/11/07			12 weeks 12/12/06			28 weeks 12/11/07			28 weeks 12/12/06
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and Paper	35.2	33.1	39.4	34.3	32.0	38.8	35.2	33.3	39.0	34.7	32.3	39.4
Payroll and Related	32.8	34.4	29.7	32.8	34.3	29.9	33.1	34.7	30.0	32.9	34.5	29.8
Other Operating Costs (including opening costs)	22.0	17.9	29.9	21.6	17.6	29.6	22.4	18.7	29.5	22.2	18.5	29.2
Gross Profit	10.0	14.6	1.0	11.3	16.1	1.7	9.3	13.3	1.5	10.2	14.7	1.6

Food cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet line. An unfavorable market for commodities continues to pose a difficult environment to contain food costs. The effect of commodity price increases is actively managed with changes to the Big Boy menu mix and effective selection and rotation of items served on the Golden Corral buffet, together with periodic increases in menu prices. Rapid escalations in costs for such items as poultry, pork, beef, fish and dairy products can be problematic to effective menu management, as can be seen in the rising percentages in the above table despite higher prices being charged to customers.

Payroll and related cost percentages were contained at 32.8 percent of sales during the Second Quarter of Fiscal 2008, an equal level with the Second Quarter of Fiscal 2007. The containment is an indicator that the mandated increases in the minimum wage have been effectively mitigated by the higher menu prices and management’s resolve to reduce the number of hours worked by hourly paid employees.

Quarterly reviews of self-insured workers’ compensation reserves during the First Half of Fiscal 2008 have resulted in unfavorable adjustments to the reserves totaling $59,000. Favorable adjustments of $427,000 were recorded last year, mostly in the first quarter. Active claims management and post accident drug testing have resulted in vast claims experience improvements in recent years. This has allowed the Company to use lower rates (as a percentage of payroll) to accrue initial self-insured reserves since the beginning of fiscal year 2006. The continued use of these lower rates should effect a continuation in the trend of reducing the size of quarterly adjustments, which may sometimes result in unfavorable adjustments.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions) was $285,000 and $394,000 respectively, in the Second Quarter of Fiscal 2008 and the Second Quarter of Fiscal 2007. Net periodic pension cost was $666,000 and $918,000 respectively, in the First Half of Fiscal 2008 and the First Half of Fiscal 2007. The decreases are due principally to the combination of favorable asset returns and favorable pay experience. Contributions to the two qualified defined benefit pension plans sponsored by the Company will satisfy legal funding requirements for the plan year ending June 3, 2008. Additional tax deductible amounts may also be contributed as deemed advisable. Contributions are currently estimated at $1,000,000.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation, franchise fees for Golden Corral restaurants, new restaurant opening costs and many other operating costs. Opening costs were $20,000 and $111,000 respectively during the Second Quarter of Fiscal 2008 and the Second Quarter of Fiscal 2007. For the First Half of Fiscal 2008, opening costs were $605,000 ($380,000 for Big Boy and $225,000 for Golden Corral). Opening costs were $241,000 (all of which was for Big Boy) in the First Half of Fiscal 2007. As most of these expenses tend to be fixed costs, same store sales decreases cause these costs to be a higher percentage of sales. Other operating costs are a much higher percentage of sales for the Golden Corral segment as sales volumes remain well below expectation.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit while franchise fees and other revenue are added to it. Gains and losses from the sale of real property, if any, are then respectively added or subtracted.

Administrative and advertising expense increased $57,000 and $141,000 respectively, in the Second Quarter of Fiscal 2008 and the First Half of Fiscal 2008 when compared with comparable periods a year ago. The increases are attributable primarily to higher costs for advertising, consumer research and stock based compensation costs.

Revenue from franchise fees is based on sales of Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants and are recorded on the accrual method as earned. As of December 11, 2007 and December 12, 2006, 28 Big Boy restaurants were licensed to other operators and paying fees to the Company. No licensed Big Boy restaurants have opened or closed during any of the periods presented in this MD&A. Other revenue also includes certain other fees earned from licensed restaurants along with miscellaneous rent and investment income.

Gains from the sale of real property amounted to $524,000 during the First Half of Fiscal 2008. The gains resulted from the dispositions in the first quarter of fiscal 2008 of three low volume Big Boy restaurants that had ceased operations respectively in January, April and June 2007. During the Second Quarter of Fiscal 2007, a gain of $250,000 was recorded in connection with the sale of an older Big Boy restaurant that closed in October 2006. The restaurant closed in order to allow a new restaurant to be opened on a superior site within the same neighborhood.

No impairment of assets was recorded during any of the periods presented in this MD&A.

Interest Expense

Interest expense decreased in proportion with lower debt levels in both the Second Quarter of Fiscal 2008 and the First Half of Fiscal 2008 when compared with comparable Fiscal 2007 periods.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 32 percent throughout the First Half of Fiscal 2008 and was 34 percent throughout the First Half of Fiscal 2007. The effective tax rate for Fiscal 2007 was ultimately lowered to 31.4 percent. These rates have been kept consistently low through the Company’s use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips.

LIQUIDITY and CAPITAL RESOURCES

Sources of Funds

Sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all sales to restaurant customers are received in cash or are settled by debit or credit cards. Net earnings plus depreciation provides the primary source of cash provided by operating activities. Other sources of cash may include borrowing against credit lines, proceeds received when stock options are exercised and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

December 11, 2007

		Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$34,579	$10,626	$7,720	$5,806	$4,538	$3,366	$2,523
	Rent due under Capital Lease Obligations	3,322	2,470	296	262	221	73	—
1	Rent due under Operating Leases	23,153	1,882	1,842	1,437	1,483	1,427	15,082
2	Unconditional Purchase Obligations	15,813	5,294	2,513	2,285	2,285	2,285	1,151
3	Other Long-Term Obligations	1,665	223	226	229	232	235	520
	Total Contractual Cash Obligations	$78,532	$20,495	$12,597	$10,019	$8,759	$7,386	$19,276

1	Not included in the table is a secondary liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Statement No. 13, “Accounting for Leases,” as amended.
2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property pursuant to purchase option provisions in leases.
3	Deferred compensation liability.

The working capital deficit was $22,364,000 as of December 11, 2007 and was $25,832,000 as of May 29, 2007. The improvement in the deficit largely reflects a decrease in accounts payable as no new restaurant construction was in progress as of December 11, 2007. Three Big Boys and one Golden Corral restaurant were at various stages of construction as of May 29, 2007, all of which opened for business during the first quarter of fiscal 2008.

In September 2007, the maximum amount that may be borrowed under the terms of the Company’s Construction Draw Credit Facility was increased by $12,500,000, which brought to $15,000,000 the amount available to be drawn upon before the Facility expires on September 1, 2010. Additionally, $4,000,000 was available as of December 11, 2007 on a $5,000,000 working capital revolving line of credit that expires September 1, 2010. Its $1,000,000 outstanding balance must be brought to zero no later than May 1, 2008 to comply with the 30 day resting period provision of the loan agreement.

Operating Activities

Operating cash flows were $9,787,000 in the First Half of Fiscal 2008, which compares with $11,415,000 in the First Half of Fiscal 2007. The decrease in operating cash flows is primarily attributable to normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which can and do often fluctuate widely. Management believes a better, more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus non-cash expenses such as depreciation, losses (net of any gains) on dispositions of assets and stock based compensation expense. This method yields $11,967,000 in cash flows from operating activities for the First Half of Fiscal 2008. The comparable amount in the First Half of Fiscal 2007 was $12,318,000.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $7,183,000 during the First Half of Fiscal 2008, a decrease of $1,748,000 from the First Half of Fiscal 2007. This year’s capital spending includes $4,998,000 for Big Boy restaurants and $2,185,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

Proceeds from the disposition of property during the First Half of Fiscal 2008 amounted to $1,713,000, primarily reflecting the sale of three low-volume Big Boy restaurants that ceased operations respectively in January, April and June 2007. The sales of the three properties generated an aggregate gain of $524,000. The First Half of Fiscal 2007 included proceeds of $398,000 from the sale of a Big Boy restaurant that closed in October 2006, yielding a gain of $250,000.

Financing Activities

Borrowing against credit lines amounted to $4,500,000 during the First Half of Fiscal 2008, none of which was borrowed during the Second Quarter of Fiscal 2008. Scheduled and other payments of long-term debt and capital lease obligations amounted to $6,902,000 during the First Half of Fiscal 2008. Regular quarterly cash dividends paid to shareholders at a rate of $.11 per share amounted to $1,128,000. A $.12 per share dividend was declared but had yet to be paid as of December 11, 2007. Its payment of $616,000 on January 10, 2008 was the 188th consecutive quarterly dividend paid by the Company. The Company expects to continue its 47 year practice of paying regular quarterly cash dividends.

During the First Half of Fiscal 2008, employees acquired approximately 9,800 shares of the Company’s common stock pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $224,000. As of December 11, 2007, 419,000 shares granted under the Company’s two stock option plans remain outstanding, including 359,000 fully vested shares at a weighted average exercise price per share of $19.55. As of December 11, 2007, 661,000 shares remained available to be granted under these plans, which is net of 24,000 options granted to employees in June 2007 and 21,000 options granted in October 2007 to non-employee members of the Board of Directors.

Other Information

The Company’s 35th Golden Corral restaurant opened for business in July 2007. It was the first new restaurant to be opened by the Company since November 2005. The Company has the approval of Golden Corral Franchising Systems, Inc. to curtail development of Golden Corral restaurants until operating performance improvements are achieved in existing restaurants. The curtailment allows management to focus on rebuilding same store sales, while cash flows and credit facilities are used to strengthen the Company’s balance sheet through debt reduction resulting in lower interest costs.

Although the Company continues to possess development rights for up to 28 more Golden Corral restaurants, no further development is currently planned during Fiscal 2008 and there is no active search for sites on which to build. Four Golden Corral restaurants were renovated during the First Half of Fiscal 2008, with one more planned before the end of the fiscal year.

Two new Big Boy restaurants opened for business respectively in June and July 2007. A third Big Boy restaurant opened in August 2007 that was the replacement on the same site of an older facility that closed and was razed in April 2007. Several sites are currently being evaluated for future acquisition and development. One existing Big Boy is scheduled to close and be razed in the spring of 2008 to be replaced with a new building.

Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year at an average cost of $75,000 per restaurant. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether an expansion of dining room is warranted. A typical kitchen redesign costs approximately $125,000 and a dining room expansion can cost up to $500,000.

Including land and land improvements, the cash required to build and equip each new Big Boy restaurant currently ranges from $2,200,000 to $2,900,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. No agreements to acquire real property for the purpose of restaurant development were in place as of December 11, 2007.

The Company’s policy is to own the land on which it builds new restaurants. However, it is becoming more frequently necessary to enter ground leases to obtain desirable land on which to build. Eight of the 35 Golden Corral restaurants now in operation were built on leased land. Three Big Boy restaurants opened since 2003 were also built on leased land. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended. As of December 11, 2007, the Company occupied 28 restaurants on leased premises, two of which are capital leases under the provisions of SFAS 13.

Normal lease expirations for three of 28 leased restaurants occurred on October 31, 2007. These properties are continuing to be occupied on a month-to-month basis pending the execution of the Company’s right to purchase the properties from the landlord. Although the costs have yet to be determined, the aggregate purchase price will not be less than $2,300,000.

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

Assets of the pension plans are targeted to be invested 70 percent in equity securities, as these investments have historically provided the greatest long-term returns. To determine the long-term rate of return on plan assets, the committee looks at the target asset allocation of plan assets and determines the expected return on each asset class. The expected returns for each asset class are combined and rounded to the nearest 25 basis points to determine the overall expected return on assets. The committee determines the discount rate by looking at the projected future benefit payments and matches them to spot rates based on yields of high-grade corporate bonds. A single discount rate is selected, rounded to the nearest 25 basis points, which produces the same present value as the various spot rates.

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

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be the primary indicator of potential impairment. Carrying values of property and equipment are tested for impairment each quarter. In addition, carrying values are also reviewed whenever events or circumstances indicate the carrying value may be impaired. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized for the amount by which carrying values exceed estimated realizable values. Future cash flows can be difficult to predict. Changing neighborhood demographics and economic conditions and many other factors may impact operating performance, which affect cash flow. Estimated realizable values are provided by real estate brokers and/or the Company’s past experience in disposing of property.

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

Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside of the Company’s control, including import and export restrictions, supply versus demand, production levels and the impact of weather on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are normally for periods of one year or less but may have longer terms if favorable long-term pricing becomes available. Food supplies are generally plentiful and may be obtained from any number of suppliers, which mitigates the Company’s overall commodity price risk. Quality, timeliness of deliveries and price are the principal determinants of source. The Company does not use financial instruments as a hedge against changes in commodity pricing.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 11, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Control over Financial Reporting. The CEO and CFO have concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 11, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2002, Fortney filed a Demand for Arbitration against the Company which sought recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contended that the Company owed this money to Fortney under the terms of the General Construction Contract. The Company denied that it owed these monies to Fortney, and filed a counterclaim against Fortney that alleged defective construction and claimed damages, lost profits, interest and costs, in an amount exceeding $1,000,000. The arbitration hearing before the American Arbitration Association concluded February 28, 2006, with closing arguments held on June 30, 2006. On August 24, 2006, the arbitration panel awarded the Company $537,967 and denied Fortney’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company was entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. Fortney also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the Cuyahoga County (Ohio) Court of Common Pleas to confirm the arbitration panel’s original award. Fortney responded by filing a Motion with the same court to vacate the award. On April 27, 2007, the Cuyahoga Court of Common Pleas granted the Company’s Application and denied Fortney’s Motion to vacate. On May 1 2007, Fortney filed a Notice of Appeal. A date for oral arguments has yet to be set in the Court of Appeals, Eighth Appellate District, Cuyahoga County, Ohio.

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

Competition

The restaurant industry is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. Both the Big Boy and Golden Corral operating segments have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of the Company, presently dominates the family-style sector of the restaurant industry in the Company’s operating markets. That could change at any time due to:

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

The Supply and Cost of Food

Food purchases can be subject to significant price fluctuations that can considerably affect results of operations from quarter to quarter. Price fluctuations can be due to seasonality or any number of factors. The market for beef, in particular, continues to be highly volatile due in part to import and export restrictions. The Company depends on timely deliveries of perishable food and supplies. Any interruption in the continuing supply would harm the Company’s operations.

Litigation

Employees, customers and other parties bring various claims against the Company from time to time. Defending such claims can distract the attention of senior level management away from the operation of the business. In addition, negative publicity that may be associated with any significant judgment that may be rendered against the Company could harm the Company’s reputation and adversely affect operating results.

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

Catastrophic Events

Unforeseen catastrophic events could disrupt the Company’s operations, the operations of the Company’s suppliers and the lives of the Company’s customers. The Big Boy segment’s dependency on the commissary operation in particular could present an extensive disruption of products to restaurants should a catastrophe impair its ability to operate. Examples of catastrophic events include but are not limited to:

•	adverse winter weather conditions

•	natural disasters such as earthquakes or tornadoes

•	fires or explosions

•	criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes

•	acts of terrorists or acts of war

•	civil disturbances and boycotts

•	disease transmitted across borders that may enter the food supply chain

Technology and Information Systems

The strategic nature of technology and information systems is of vital importance to the operation of the Company. Events that could pose threats to the Company’s information systems that in turn could harm the operation of the business include:

•	catastrophic failure of certain information systems

•	security violations or any unauthorized access to information systems

•	difficulties that may arise in maintaining existing systems

•	difficulties that may occur in the implementation of and transition to new systems

•	financial stability of vendors to support software over the long term

Golden Corral Operations

Golden Corral same-store sales declines have been experienced for sixteen of the last seventeen quarters, during which cash flows from Golden Corral operations have deteriorated. The ability of the Company to identify the root cause of the downturn, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk to the Company.

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

10 (c) Agreement Regarding Use of Trademarks between the Registrant and Big Boy Restaurants International, LLC dated November 7, 2007 is filed herewith.

10 (d) 1) First Amended and Restated Loan Agreement (Golden Corral Construction Facility) and Exhibit 10 (d) 2) Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective October 15, 2004, filed as exhibits 10 (c) 1 and 10 (c) 2 to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, are incorporated herein by reference.

10 (e) 1) Amendment No. 1 to First Amended and Restated Loan Agreement (Golden Corral Construction Facility) and Exhibit 10 (e) 2) Amendment No. 1 to Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective September 27, 2005, filed as Exhibits 10 (d) 1) and 10 (d) 2) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, are incorporated herein by reference.

10 (f) 1) Amendment No. 2 to First Amended and Restated Loan Agreement (Golden Corral Construction Facility) and Exhibit 10 (f) 2) Amendment No. 3 to Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank, NA effective December 3, 2007 are filed herewith.

10 (g) Area Development Agreement, Termination Agreement and Addendum effective July 20, 2004 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit 10 (f) to the Registrant’s Form 10-K Annual Report for 2004, is incorporated herein by reference.

10 (h) Agreement to Purchase Stock between the Registrant and Frisch West Chester, Inc. dated June 1, 1988, filed as Exhibit 10 (f) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10 (i) Agreement to Purchase Stock between the Registrant and Frisch Hamilton West, Inc. dated February 19, 1988, filed as Exhibit 10 (g) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10 (j) Employment Agreement between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 14, 2006, is incorporated herein by reference. *

10 (k) First Amendment to the Employment Agreement (see Exhibit 10 (j) above) between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (l) Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit 10 (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (m) Second Amendment to the Frisch’s Executive Savings Plan effective July 28, 2004, filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference. *

10 (n) Third Amendment to the Frisch’s Executive Savings Plan effective June 7, 2005, filed as Exhibit 10 (j) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (o) Fourth Amendment to the Frisch’s Executive Savings Plan effective August 30, 2005, filed as Exhibit 10 (k) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (p) Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit 10 (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (q) Amendment No. 1 to Frisch’s Executive Retirement Plan (see Exhibit 10 (p) above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference.*

10 (r) 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10 (s) Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10 (r) above) effective September 26, 2006, filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference. *

10 (t) Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock option and Incentive Plan, filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference. *

10 (u) Amendments to the 2003 Stock Option and Incentive Plan (see Exhibit 10 (r) above) effective December 19, 2006, filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10 (v) Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (w) Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10 (v) above)

Effective December 19, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10 (x) Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (y) Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit 10 (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10 (z) First Amendment to Change of Control Agreement (see Exhibit 10 (y) above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10 (aa) Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit 10 (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Karen F. Maier, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley and certain other “highly compensated employees” (Grantors). *

10 (ab) First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10 (aa) above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (ac) Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit 10 (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

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
DATE January 11, 2008

	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and Principal Financial and Accounting Officer