Form 10-Q
period 2008-03-04
FRISCHS RESTAURANTS INC
filed 2008-04-09
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR QUARTER ENDED March 4, 2008

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

The total number of shares outstanding of the issuer’s no par common stock, as of March 24, 2008 was: 5,128,405

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Forty weeks ended		Twelve weeks ended
	March 4, 2008	March 6, 2007	March 4, 2008	March 6, 2007
Sales	$225,358,248	$221,968,379	$66,618,420	$65,451,505

Cost of sales
Food and paper	79,892,467	77,213,602	23,940,021	22,824,288
Payroll and related	74,267,043	73,403,437	21,777,293	21,910,389
Other operating costs	49,987,792	48,745,320	14,429,120	13,986,988

	204,147,302	199,362,359	60,146,434	58,721,665

Gross profit	21,210,946	22,606,020	6,471,986	6,729,840

Administrative and advertising	11,043,003	11,177,026	3,213,206	3,487,951
Franchise fees and other revenue	(967,519)	(965,337)	(288,520)	(275,625)
Gains on sale of assets	(524,354)	(250,069)	—	—

Operating profit	11,659,816	12,644,400	3,547,300	3,517,514

Interest expense	1,830,939	2,046,177	510,923	616,517

Earnings before income taxes	9,828,877	10,598,223	3,036,377	2,900,997

Income taxes	3,145,000	3,603,000	971,000	986,000

Net Earnings	$6,683,877	$6,995,223	$2,065,377	$1,914,997

Earnings per share (EPS) of common stock:

Basic net earnings per share	$1.30	$1.38	$.40	$.38

Diluted net earnings per share	$1.28	$1.35	$.40	$.37

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	March 4, 2008	May 29, 2007
	(unaudited)
Current Assets
Cash	$515,818	$321,200
Trade and other receivables	1,745,092	1,405,892
Inventories	6,321,253	6,376,059
Prepaid expenses and sundry deposits	1,802,891	984,132
Prepaid and deferred income taxes	1,930,701	1,930,701

Total current assets	12,315,755	11,017,984

Property and Equipment
Land and improvements	68,830,435	64,518,917
Buildings	90,312,551	85,805,775
Equipment and fixtures	90,167,710	87,948,798
Leasehold improvements and buildings on leased land	29,365,771	29,153,070
Capitalized leases	5,054,200	5,054,200
Construction in progress	586,853	7,435,071

	284,317,520	279,915,831
Less accumulated depreciation and amortization	126,697,039	120,629,146

Net property and equipment	157,620,481	159,286,685

Other Assets
Goodwill	740,644	740,644
Other intangible assets	1,000,340	1,216,620
Investments in land	2,634,890	2,249,890
Property held for sale	370,452	1,470,920
Other	2,825,954	3,275,811

Total other assets	7,572,280	8,953,885

Total assets	$177,508,516	$179,258,554

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 4, 2008	May 29, 2007
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$9,727,791	$11,774,604
Obligations under capitalized leases	2,374,024	2,480,419
Self insurance	745,795	716,443
Accounts payable	10,416,222	12,353,968
Accrued expenses	8,793,963	9,235,002
Income taxes	308,801	290,010

Total current liabilities	32,366,596	36,850,446

Long-Term Obligations
Long-term debt	23,724,477	25,009,540
Obligations under capitalized leases	699,617	880,451
Self insurance	905,197	1,133,606
Deferred income taxes	2,235,494	3,457,714
Deferred compensation and other	4,087,374	4,057,022

Total long-term obligations	31,652,159	34,538,333
Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock—authorized, 3,000,000 shares without par value; none issued	—	—
Common stock—authorized, 12,000,000 shares without par value; issued, 7,580,263 and 7,568,680 shares—stated value—$1	7,580,263	7,568,680
Additional contributed capital	64,395,973	63,838,824

	71,976,236	71,407,504

Accumulated other comprehensive loss	(1,095,944)	(1,214,704)
Retained earnings	75,388,054	70,448,512

	74,292,110	69,233,808

Less cost of treasury stock (2,445,758 and 2,445,764 shares)	(32,778,585)	(32,771,537)

Total shareholders’ equity	113,489,761	107,869,775

Total liabilities and shareholders’ equity	$177,508,516	$179,258,554

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Forty weeks ended March 4, 2008 and March 6, 2007

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at May 30, 2006	$7,521,930	$62,531,311	$—	$63,420,622	$(32,792,427)	$100,681,436

Net earnings for forty weeks	—	—	—	6,995,223	—	6,995,223
Stock options exercised—new shares issued	29,921	510,192	—	—	—	540,113
Stock options exercised—treasury shares issued	—	1,800	—	—	4,475	6,275
Excess tax benefit from stock - based compensation	—	81,157	—	—	—	81,157
Other treasury shares re-issued	—	12,465	—	—	16,415	28,880
Stock-based compensation expense	—	231,120	—	—	—	231,120
Employee stock purchase plan	—	4,088	—	—	—	4,088
Cash dividends—$.33 per share	—	—	—	(1,677,997)	—	(1,677,997)

Balance at March 6, 2007	7,551,851	63,372,133	—	68,737,848	(32,771,537)	106,890,295

Net earnings for twelve weeks	—	—	—	2,272,333	—	2,272,333
SFAS No. 158 adjustment net of tax	—	—	(1,214,704)	—	—	(1,214,704)
Stock options exercised—new shares issued	16,829	312,730	—	—	—	329,559
Excess tax benefit from stock - based compensation	—	87,120	—	—	—	87,120
Stock-based compensation expense	—	82,715	—	—	—	82,715
Employee stock purchase plan	—	(15,874)	—	—	—	(15,874)
Cash dividends—$.11 per share	—	—	—	(561,669)	—	(561,669)

Balance at May 29, 2007	7,568,680	63,838,824	(1,214,704)	70,448,512	(32,771,537)	107,869,775

Net earnings for forty weeks	—	—	—	6,683,877	—	6,683,877
Other comprehensive gain, net of income tax	—	—	118,760	—	—	118,760
Stock options exercised—new shares issued	11,583	245,598	—	—	—	257,181
Excess tax benefit from stock—based compensation	—	28,215	—	—	—	28,215
Treasury shares re-issued	—	15,829	—	—	12,141	27,970
Treasury shares acquired	—	—	—	—	(19,189)	(19,189)
Stock based compensation expense	—	257,299	—	—	—	257,299
Employee stock purchase plan	—	10,208	—	—	—	10,208
Cash dividends—$.34 per share	—	—	—	(1,744,335)	—	(1,744,335)

Balance at March 4, 2008	$7,580,263	$64,395,973	($1,095,944)	$75,388,054	($32,778,585)	$113,489,761

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Forty weeks ended March 4, 2008 and March 6, 2007

(unaudited)

	March 4, 2008	March 6, 2007
Cash flows provided by (used in) operating activities:
Net earnings	$6,683,877	$6,995,223
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	10,765,067	10,413,172
Gain on disposition of assets, net of abandonment losses	(237,952)	(21,234)
Stock-based compensation expense	257,299	231,120

	17,468,291	17,618,281
Changes in assets and liabilities:
Accounts receivable	(339,200)	(323,264)
Inventories	54,806	(694,321)
Prepaid expenses and sundry deposits	(638,819)	(761,592)
Other assets	433,494	190,060
Prepaid, accrued and deferred income taxes	(1,236,394)	(316,575)
Excess tax benefit from stock-based compensation	(28,215)	(81,157)
Accounts payable	(1,937,746)	(62,525)
Accrued expenses	(441,039)	(344,435)
Self insured obligations	(199,057)	(118,210)
Deferred compensation and other liabilities	30,352	172,350

	(4,301,818)	(2,339,669)

Net cash provided by operating activities	13,166,473	15,278,612

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(9,665,255)	(13,123,681)
Proceeds from disposition of property	1,717,229	409,035
Change in other assets	35,225	(118,437)

Net cash (used in) investing activities	(7,912,801)	(12,833,083)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	6,500,000	6,000,000
Payment of long-term debt and capital lease obligations	(10,119,104)	(7,854,250)
Cash dividends paid	(1,744,335)	(1,677,997)
Proceeds from stock options exercised—new shares issued	257,181	540,113
Proceeds from stock options exercised—treasury shares re-issued	—	6,275
Excess tax benefit from stock-based compensation	28,215	81,157
Other treasury shares re-issued	27,970	28,880
Treasury shares acquired	(19,189)	—
Employee stock purchase plan	10,208	4,088

Net cash (used in) financing activities	(5,059,054)	(2,871,734)

Net increase (decrease) in cash and equivalents	194,618	(426,205)
Cash and equivalents at beginning of year	321,200	815,346

Cash and equivalents at end of quarter	$515,818	$389,141

Supplemental disclosures:
Interest paid	$2,088,825	$2,223,278
Income taxes paid	4,372,033	4,913,362
Income taxes refunded	825	993,787

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2008, Ended March 4, 2008

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

Receivables

The Company values its trade notes and accounts receivable on the reserve method. The reserve balance was $30,000 as of March 4, 2008 and May 29, 2007. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. No new Big Boy or Golden Corral construction was in progress as of March 4, 2008. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $95,000 and $38,000 respectively, for the 40 weeks ended March 4, 2008 and March 6, 2007, and was zero for each of the twelve week periods ended March 4, 2008 and March 6, 2007. As of March 4, 2008, pending agreements were in place to acquire in fee three existing Big Boy restaurants pursuant to purchase privilege provisions in expired leases. Although the costs have yet to be determined, the aggregate purchase price will not be less than $2,300,000. The Company is also currently in the process of acquiring the leasehold interests of two other existing Big Boy restaurants at an aggregate cost of $877,000. In addition, the Company is currently under contracts totaling $1,640,000 to acquire two sites for future Big Boy development.

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

Impairment of Assets

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment of assets. Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or the judgment of management based upon its experience in disposing of unprofitable restaurant properties.

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

Goodwill and Other Intangible Assets, Including Licensing Agreements

Acquired goodwill is tested annually for impairment and also whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred. As of March 4, 2008 and May 29, 2007, the carrying amount of goodwill acquired in prior years was $741,000.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The Company’s other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant. This equates to $93,000 per year in each of the next five years for the 35 Golden Corral restaurants that were in operation as of March 4, 2008. Amortization for the 40 weeks ended March 4, 2008 and March 6, 2007 was $71,000 and $70,000 respectively, and was $22,000 and $21,000 respectively, for the twelve weeks ended March 4, 2008 and March 6, 2007.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – ACCOUNTING POLICIES (CONTINUED)

In April 2008, the Company amended its development agreement with Golden Corral Franchising Systems, Inc., terminating its rights to develop sixteen of the remaining 28 Golden Corral restaurants that had been covered by the agreement.

The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	March 4, 2008	May 29, 2007
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,400	$1,360
Less accumulated amortization	(498)	(427)

Carrying amount of Golden Corral initial franchise fees subject to amortization	902	933
Current portion of Golden Corral initial franchise fees subject to amortization	(93)	(91)
Golden Corral fees not yet subject to amortization	135	320
Other intangible assets	56	54

Total other intangible assets	$1,000	$1,216

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – ACCOUNTING POLICIES (CONTINUED)

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to other operating costs as incurred:

	40 weeks ended		12 weeks ended
	March 4, 2008	March 6, 2007	March 4, 2008	March 6, 2007
		(in thousands)
Golden Corral	$228	$—	$—	$—
Big Boy	380	241	—	—

	$608	$241	$—	$—

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

40 weeks ended		12 weeks ended
March 4, 2008	March 6, 2007	March 4, 2008	March 6, 2007
(in thousands)
$106	$554	$165	$127

The vast improvements in claims experience has allowed the Company to lower the rates used to accrue initial self-insurance liabilities. The lower rates were implemented in fiscal year 2006, which should effect a continuation in the trend of reducing the size of total annual adjustments.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – LONG-TERM DEBT

	March 4, 2008		May 29, 2007
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
		(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$2,000	$—	$—
Term Loans	8,234	20,576	8,826	23,111
Revolving Credit Loan	500	—	2,000	—
Bullet Loan	994	1,148	949	1,899

	$9,728	$23,724	$11,775	$25,010

The portion payable after one year matures as follows:

	March 4, 2008	May 29, 2007
	(in thousands)
Period ending in 2009	$—	$8,443
2010	9,123	6,100
2011	5,494	4,657
2012	4,101	3,241
2013	2,962	1,935
2014	1,387	634
Subsequent to 2014	657	—

	$23,724	$25,010

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – LONG TERM DEBT (CONTINUED)

As of March 4, 2008, $74,000,000 borrowed under the Facility had been converted to Term Loans, the aggregate outstanding balance of which is $28,810,000. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.10 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $875,000, expiring in various periods ranging from July 2008 through November 2014. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. As of March 4, 2008, the variable rate of interest on the $2,000,000 balance in the Construction Phase (borrowed February 29, 2008) is 4.27 percent. Any outstanding amount in the Construction Phase of the Facility that has not been converted into a Term Loan by September 1, 2010 shall mature and be payable at that time, as extended by the September 2007 amendment.

The Revolving Credit Loan is an unsecured line of credit that allows for borrowing of up to $5,000,000 to fund temporary working capital needs through September 1, 2010, as extended by the September 2007 amendment. As of March 4, 2008, $500,000 was outstanding. As the loan is subject to a 30 consecutive day out-of-debt period each year, the remaining balance must be reduced to zero no later than May 1, 2008. Interest, currently 5.25 percent, is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a commitment fee of .25 percent of the unused amount. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

The Bullet Loan was converted into a term loan effective March 15, 2007. The provisions of the term loan require 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate. The loan is secured by mortgages that encumber the real property of two Golden Corral restaurants, the approximate book value of which totaled $4,065,000 as of March 4, 2008.

These loan agreements contain covenants relating to cash flows, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of March 4, 2008. Compensating balances are not required by these loan agreements.

NOTE C – LEASED PROPERTY

The Company’s policy is to own its restaurant locations whenever possible, however, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to twenty years, and/or have favorable purchase options. As of March 4, 2008, 28 restaurants were in operation on non-owned premises, consisting of two capital leases (both of which are for Big Boy operations), three month-to-month arrangements and 23 operating leases (fifteen are for Big Boy operations and eight are for Golden Corral operations). The month-to-month arrangements are for Big Boy restaurant facilities, the capital leases of which reached their normal expiration on October 31, 2007. These facilities are continuing to be occupied until the Company executes its right to purchase the properties from the landlord. Although the purchase prices have yet to be determined, the aggregate cost will not be less than $2,300,000. The Company also enjoys the privilege to purchase the two remaining capital leases, both of which expire in May 2008.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C – LEASED PROPERTY (CONTINUED)

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	Mar. 4, 2008	May 29, 2007
	(in thousands)
Restaurant facilities	$3,496	$3,496
Equipment	1,558	1,558

	5,054	5,054
Less accumulated amortization	(4,182)	(3,910)

	$872	$1,144

Rent expense under operating leases:

	40 weeks ended		12 weeks ended
	Mar. 4, 2008	Mar. 6, 2007	Mar 4, 2008	Mar. 6, 2007
	(in thousands)
Minimum rentals	$1,584	$1,607	$510	$438
Contingent payments	41	37	11	11

	$1,625	$1,644	$521	$449

Future minimum lease payments under capitalized leases and operating leases, including aggregate residual value guarantees of $2,101,000 on certain of the capitalized leases, are summarized below:

	Capitalized leases	Operating leases
Period ending March 4,
	(in thousands)
2009	$2,435	$1,875
2010	287	1,771
2011	262	1,462
2012	190	1,485
2013	38	1,421
2014 to 2027	—	14,784

Total	3,212	$22,798

Amount representing interest	(138)

Present value of obligations	3,074
Portion due within one-year	(2,374)

Long-term obligations	$700

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

2003 Stock Option and Incentive Plan

Shareholders approved the 2003 Stock Option and Incentive Plan (the “2003 Incentive Plan” or “Plan”) on October 6, 2003. The 2003 Incentive Plan provides for several forms of awards including stock options, stock appreciation rights, stock awards including restricted and unrestricted awards of stock, and performance awards. The Plan is in full compliance with the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code. No award shall be granted under the Plan on or after October 6, 2013 or after such earlier date on which the Board of Directors may terminate the Plan. The maximum number of shares of common stock that the Plan may issue is 800,000, subject, however, to proportionate and equitable adjustments determined by the Compensation Committee of the Board of Directors (the Committee) as deemed necessary following the event of any equity restructuring that may occur.

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

As of March 4, 2008, options to purchase 175,000 shares had been granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer (CEO). The Committee has determined that outstanding options belonging to the CEO vest six months from the date of grant, while outstanding options granted to other key employees vest in three equal annual installments. The Committee has further determined that outstanding options granted to non-employee members of the Board of Directors vest one year

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – CAPITAL STOCK (CONTINUED)

from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause. As of March 4, 2008, 655,584 shares remain available to be optioned, including 30,584 shares granted that were subsequently forfeited, which are again available to be granted in accordance with the “Re-Use of Shares” provision of the Plan. There were 133,421 options outstanding as of March 4, 2008.

No other awards—stock appreciation rights, restricted stock award, unrestricted stock award or performance award—have been granted under the 2003 Stock Option and Incentive Plan as of March 4, 2008.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. The Amended Plan is in full compliance with the American Jobs Creation Act of 2004 and section 409A of the Internal Revenue Code. As of March 4, 2008, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned to date, 279,815 remain outstanding as of March 4, 2008, including 211,478 that belong to the CEO.

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

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of March 4, 2008:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	395,487	$20.05
Granted	45,250	$30.59
Exercised	(11,583)	$22.20
Forfeited or expired	(15,918)	$26.45

Outstanding at end of quarter	413,236	$20.90	5.47 years	$1,409

Exercisable at end of quarter	353,721	$19.58	4.89 years	$1,409

The intrinsic value of stock options exercised during the 40 weeks ended March 4, 2008 and March 6, 2007 was $83,000 and $239,000, respectively.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – CAPITAL STOCK (CONTINUED)

Stock options outstanding and exercisable as of March 4, 2008 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	67,812	$10.61	2.17 years
$13.01 to $18.00	49,667	$13.79	3.31 years
$18.01 to $24.20	116,917	$19.78	4.96 years
$24.21 to $30.13	178,840	$27.50	7.65 years

$ 8.31 to $30.13	413,236	$20.90	5.47 years

Exercisable:
$ 8.31 to $13.00	67,812	$10.61	2.17 years
$13.01 to $18.00	49,667	$13.79	3.31 years
$18.01 to $24.20	115,750	$19.75	4.93 years
$24.21 to $30.13	120,492	$26.84	7.04 years

$ 8.31 to $30.13	353,721	$19.58	4.89 years

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

Frisch’s Executive Savings Plan

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of March 4, 2008, 41,027 shares remained in the FESP reserve, including 5,762 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of March 4, 2008, the Company’s treasury held 2,445,758 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through January 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

In January 2008, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two-year period that expires January 28, 2010. Through March 4, 2008, the company had acquired 900 shares under the program at a cost of approximately $19,000.

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

	Basic earnings per share		Stock equivalents	Diluted earnings per share
40 weeks ended:	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
March 4, 2008	5,130,957	$1.30	105,296	5,236,253	$1.28
March 6, 2007	5,085,488	$1.38	107,791	5,193,279	$1.35

Stock options to purchase 95,000 shares during the 40 weeks ended March 4, 2008 and 33,500 shares during the 40 weeks ended March 6, 2007 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

12 weeks ended:
March 4, 2008	5,134,822	$.40	64,440	5,199,262	$.40
March 6, 2007	5,102,058	$.38	132,573	5,234,631	$.37

Stock options to purchase 192,000 shares during the twelve weeks ended March 4, 2008 and 33,500 shares during the twelve weeks ended March 6, 2007 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – CAPITAL STOCK (CONTINUED)

Compensation cost arising from stock options granted are shown below:

	40 weeks ended		12 weeks ended
	Mar. 4, 2008	Mar. 6, 2007	Mar. 4, 2008	Mar. 6, 2007
	(in thousands)
Charged to administrative and advertising	$258	$231	$83	$87
Tax benefit	83	79	27	30

Total share-based compensation cost, net of tax	$175	$152	$56	$57

Effect on basic earnings per share	$.03	$.03	$.01	$.01

Effect on diluted earnings per share	$.03	$.03	$.01	$.01

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, developed using the assumptions shown in the next table. No options were granted during either the twelve weeks ended March 4, 2008 nor the twelve weeks ended March 6, 2007.

	40 weeks
	Mar. 4, 2008	Mar. 6, 2007
Weighted average fair value of options	$8.39	$6.38

Dividend yield	1.50%	1.80%
Expected volatility	27%	25%
Risk free interest rate	4.24%	4.56%
Expected lives	5 years	5 years

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

As of March 4, 2008, there was $287,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of .86 years.

SFAS 123 (R) also requires compensation cost to be recognized in connection with the Company’s Employee Stock Purchase Plan (described earlier). Compensation costs related to the Employee Stock Purchase Plan amounted to $21,000 and $29,000 respectively, during the 40 weeks ended March 4, 2008 and March 6, 2007.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E – PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The following table shows the components of net periodic pension cost for all periods presented in these consolidated financial statements:

	40 weeks ended		12 weeks ended
Net periodic pension cost components	Mar. 4, 2008	Mar. 6, 2007	Mar. 4, 2008	Mar. 6, 2007
	(in thousands)
Service cost	$1,219	$1,172	$366	$352
Interest cost	1,256	1,272	377	381
Expected return on plan assets	(1,703)	(1,504)	(511)	(451)
Amortization of prior service cost	13	23	4	7
Amortization of loss	167	348	50	104

Net periodic pension cost	$952	$1,311	$286	$393

Weighted average discount rate	6.00%	6.25%	6.00%	6.25%
Weighted average rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%

The Company anticipates making sufficient contributions to the two qualified defined benefit pension plans to satisfy legal funding requirements for the year that will end June 3, 2008, plus additional tax deductible amounts that may be deemed advisable. Total contributions of $1,000,000 are currently planned. Obligations to participants in the SERP are satisfied in the form of lump sum distributions upon the retirement of the participants.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) was $171,000 and $261,000 respectively, during the 40 weeks ended March 4, 2008 and March 6, 2007, and was $47,000 and $46,000 respectively, for the twelve weeks ended March 4, 2008 and March 6, 2007. Contributions of $219,000 and $308,000 respectively, were made to the Plan in December 2007 and December 2006. In addition, the President and Chief Executive Officer (CEO) has an employment contract that allows additional annual contributions to be made for the CEO’s benefit under the Non Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In the 40 weeks ended March 4, 2008 and March 6, 2007, matching contributions to the 401(k) plans amounted to $126,000 and $120,000 respectively, and were $38,000 and $36,000 respectively, during the twelve weeks ended March 4, 2008 and March 6, 2007. Matching contributions to FESP were $20,000 and $19,000 respectively, during the 40 weeks ended March 4, 2008 and March 6, 2007, and were $5,000 and $5,000 respectively, during the twelve weeks ended March 4, 2008 and March 6, 2007.

The Company does not sponsor post retirement health care plans.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F – COMPREHENSIVE INCOME

	40 weeks ended		12 weeks ended
	Mar. 4, 2008	Mar. 6, 2007	Mar. 4, 2008	Mar. 6, 2007
	(in thousands)
Net earnings	$6,684	$6,995	$2,065	$1,915
Amortization of amounts included in net periodic pension cost	180	—	54	—
Tax effect	(61)	—	(20)	—

Comprehensive income	$6,803	$6,995	$2,099	$1,915

NOTE G – SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	40 weeks ended		12 weeks ended
	Mar. 4, 2008	Mar. 6, 2007	Mar. 4, 2008	Mar. 6, 2007
	(in thousands)
Sales
Big Boy	$146,897	$144,760	$43,071	42,751
Golden Corral	78,461	77,208	23,547	22,701

	$225,358	$221,968	$66,618	$65,452

Earnings before income taxes
Big Boy	$16,540	$17,779	$4,767	$4,952
Opening expense	(380)	(241)	—	—

Total Big Boy	16,160	17,538	4,767	4,952

Golden Corral	(5)	(151)	129	231
Opening expense	(228)	—	—	—

Total Golden Corral	(233)	(151)	129	231

Total restaurant level profit	15,927	17,387	4,896	5,183

Administrative expense	(5,759)	(5,958)	(1,637)	(1,941)
Franchise fees and other revenue	968	965	289	276
Gain on asset sales	524	250	—	—

Operating profit	11,660	12,644	3,548	3,518

Interest expense	(1,831)	(2,046)	(512)	(617)

Earnings before income taxes	$9,829	$10,598	$3,036	$2,901

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G – SEGMENT INFORMATION (CONTINUED)

	40 weeks ended		12 weeks ended
	Mar. 4, 2008	Mar. 6, 2007	Mar. 4, 2008	Mar. 6, 2007
Depreciation and amortization
Big Boy	$6,158	$5,951	$1,873	$1,880
Golden Corral	4,607	4,462	1,400	1,369

	$10,765	$10,413	$3,273	$3,249

Capital expenditures
Big Boy	$6,772	$10,865	$1,775	$2,929
Golden Corral	2,893	2,259	708	1,264

	$9,665	$13,124	$2,483	$4,193

	As of
	Mar. 4, 2008	May 29, 2007
Identifiable assets
Big Boy	$94,185	$94,011
Golden Corral	83,324	85,248

	$177,509	$179,259

NOTE H – COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $3,037,000, $2,619,000, $2,393,000, $2,393,000 and $2,365,000 respectively, for the periods ending March 4, 2009, 2010, 2011, 2012 and 2013, with $347,000 to be paid thereafter. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) In July 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees, and costs it claimed were owed by the Company under the construction contract. The Company denied the claim and filed a counterclaim against the general contractor that alleged defective construction and claimed damages, lost profits, interest and costs in an amount exceeding $1,000,000. In August 2006, the arbitration panel that heard the case awarded the Company $538,000 and denied the general contractor’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company was entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. The general contractor also filed a Motion to Modify, which alleged that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the local court system to confirm the arbitration panel’s original award. The general contractor responded by filing a Motion with the same court to vacate the award. In April 2007, the Court granted the Company’s Application and denied the general contractor’s Motion to vacate. The general contractor filed a Notice of Appeal in May 2007. Oral arguments are scheduled to be heard in April 2008.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

As of March 4, 2008, the Company operated 28 restaurants on non-owned properties. (See Note C – Leased Properties.) Certain of the leases provide for contingent rental payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

These three restaurants pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $3,755,000 and $3,753,000 respectively, during the 40 weeks ended March 4, 2008 and March 6, 2007, and was $1,099,000 and $1,096,000 respectively, during the twelve weeks ended March 4, 2008 and March 6, 2007. The amount owed to the Company from these restaurants was $93,000 and $104,000 respectively, as of March 4, 2008 and May 29, 2007. Amounts due are generally settled within 28 days of billing.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I – RELATED PARTY TRANSACTIONS (CONTINUED)

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

The Chairman of the Board of Directors (Jack C. Maier, deceased February 2005) from 1970 to 2005 had an employment agreement with a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company, commenced on March 1, 2005. On March 1, 2008, the monthly payment was increased to $18,744 from $18,368 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation approximating $1,167,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $153,000 is included in current liabilities in the consolidated balance sheet.

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

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (the Company) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet style “Golden Corral” restaurants. As of March 4, 2008, 89 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

The Company’s Third Quarter of Fiscal 2008 consists of the twelve weeks ended March 4, 2008, and compares with the twelve weeks ended March 6, 2007, which constituted the Third Quarter of Fiscal 2007. The First Three Quarters of Fiscal 2008 consists of the 40 weeks ended March 4, 2008, and compares with the 40 weeks ended March 6, 2007, which constituted the First Three Quarters of Fiscal 2007. The twelve-week third quarter is a disproportionately smaller share of annual revenue and earnings because it spans most of the winter season from mid December through early March. References to Fiscal 2008 refer to the 53 week year that will end on June 3, 2008, the fourth quarter of which will include thirteen weeks.

Sales reached $66,618,000 during the Third Quarter of Fiscal 2008, as sales rose $1,167,000 or 1.8 percent higher than the Third Quarter of Fiscal 2007. Sales reached a record $225,358,000 during the First Three Quarters of Fiscal 2008, as sales rose 1.5 percent or $3,390,000 higher than the First Three Quarters of Fiscal 2007. The sales increases were primarily achieved through new restaurant openings. Below is a summary of same store sales changes:

•	Big Boy same store sales were .5 percent below the Third Quarter of Fiscal 2007.

•	Golden Corral same store sales were .2 percent higher than the Third Quarter of Fiscal 2007.

•	Big Boy same store sales were .5 percent higher than the First Three Quarters of Fiscal 2007.

•	Golden Corral same store sales were 1.6 percent below the First Three quarters of Fiscal 2007.

Net earnings for the Third Quarter of Fiscal 2008 were $2,065,000, or diluted earnings per share (EPS) of $.40, which compares with $1,915,000, or diluted EPS of $.37 in the Third Quarter of Fiscal 2007. Net earnings for the First Three Quarters of Fiscal 2008 were $6,684,000, or diluted EPS of $1.28, which compares with $6,995,000, or diluted EPS of $1.35 in the First Three Quarters of Fiscal 2007. In addition to the sales changes noted above, other factors having a noteworthy impact on net earnings:

•

The escalating cost of food has placed a significant squeeze on operating margins. As a percentage of sales, food costs increased to 35.9 percent in the Third Quarter of Fiscal 2008, up from 34.9 percent in the Third Quarter of Fiscal 2007. For the First Three Quarters of Fiscal 2008, food costs were 35.5 percent of sales, up from 34.8 percent during the First Three Quarters of Fiscal 2007.

•	New store opening costs were $608,000 in the First Three Quarters of Fiscal 2008, or $367,000 higher than the First Three Quarters of Fiscal 2007.

•	Gains on the sale of real estate were $524,000 during the First Three Quarters of Fiscal 2008, which was $274,000 more than was credited to earnings the First Three Quarters of Fiscal 2007.

•

Adjustments to self-insurance reserves - $106,000 was credited to earnings in the First Three Quarters of Fiscal 2008 versus $554,000 that was credited to earnings during the First Three Quarters of Fiscal 2007.

Another significant factor affecting the Company’s margins has been the annual increase in the minimum wage as mandated by Ohio voters in the November 2006 election:

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

The Company reacted to the mandate with two major initiatives, as more than two-thirds of the Company’s payroll costs are incurred in Ohio. First, the Company increased its menu prices in early January 2007 as follows: 2.4 percent for Big Boy and 2.1 percent for Golden Corral. The price increases were designed to incorporate the regular semi-annual price changes that would have been implemented anyway in February 2007. The January 2007 price increases were also introduced in non-Ohio stores to offset the anticipated increase in the federal minimum wage that ultimately was enacted later in the year (see discussion below). Secondly, an initiative was launched to limit the number of hours that workers were permitted to work in an effort to largely offset the effects of paying the required higher hourly rate of pay. As a result, payroll and related costs were 32.7 percent of sales during the Third Quarter of Fiscal 2008, a reduction from 33.5 percent during the Third Quarter of Fiscal 2007. For the First Three Quarters of Fiscal 2008, payroll and related costs were 33.0 percent of sales, slightly down from 33.1 percent in the First Three Quarters of Fiscal 2007. The mandated increase in the minimum wage that went into effect on January 1, 2008 is expected to add $350,000 in annual payroll costs unless allowable work hours are reduced further.

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

	Third Quarter		First Three Quarters
	Mar. 4, 2008	Mar. 6, 2007	Mar. 4, 2008	Mar. 6, 2007
	(in thousands)
Big Boy restaurant sales	$40,617	$40,399	$139,021	$137,100
Wholesale sales to licensees	2,023	1,974	7,020	6,888
Other wholesale sales	431	378	856	772

Total Big Boy Sales	43,071	42,751	146,897	144,760
Golden Corral sales	23,547	22,701	78,461	77,208

Consolidated restaurant sales	$66,618	$65,452	$225,358	$221,968

Higher Big Boy sales shown in the above table include a same store sales decrease of .5 percent in the Third Quarter of Fiscal 2008 (on a customer count decrease of 2.8 percent) and a .5 percent increase for the First Three Quarters of Fiscal 2008 (on a 2.6 percent decrease in customer counts). Management believes a direct correlation continues to exist between the lower customer counts that have been experienced over the last three fiscal years and the steep cost of gasoline. The Company’s Midwest market areas are continuing to experience difficulty recovering from and adjusting to high gas prices.

The same store sales comparisons include average menu price increases of 1.2 percent and 1.1 percent implemented respectively in September 2007 and September 2006. In addition, a 2.4 percent increase was put in place in January 2007 that was designed specifically to counter the effects of higher costs associated with mandated increases in the minimum wage. A 1.6 percent average price increase was effective in February 2008.

The Company operated 89 Big Boy restaurants as of March 4, 2008, including two new ones that opened respectively in June and July 2007 plus a third that opened in August 2007 that replaced an older facility that had closed in April 2007. Sites for two new Big Boy restaurants are expected to be acquired and under construction before the fiscal year ends on June 3, 2008. Three low volume Big Boy restaurants ceased operations during the periods presented in this MD&A, closing respectively in January, April and June 2007. One existing Big Boy restaurant will be closed and razed in the spring of 2008 to make room for a new facility to open in the 2008 summer season.

The first new Golden Corral restaurant to be constructed since November 2005 opened for business in July 2007. The Company now operates 35 Golden Corral restaurants. No other Golden Corral restaurants are currently planned to open over the next twelve months.

Higher sales at Golden Corral restaurants shown in the above table include a same store sales increase of .2 percent in the Third Quarter of Fiscal 2008 (on a customer count decrease of 3.4 percent) and a 1.6 percent decrease in the First Three Quarters of Fiscal 2008 (on a 6.3 decrease in customer counts). Notwithstanding the .2 percent same store sales increase in the Third Quarter of Fiscal 2008, the Golden Corral operating segment has suffered a same store sales decrease in sixteen of the last eighteen quarters. The same store sales comparisons include average menu price increases of 3.2 percent (October 2007), 4.2 percent (June 2007), 2.1 percent (January 2007) and 3.2 percent (September 2006). The 2.1 percent increase implemented in January 2007 was put in place specifically to offset the effects of higher costs associated with minimum wage increases. In addition, an increase of .8 percent went into place during the last week of March 2008.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	Third Quarter		First Three Quarters
	Mar. 4, 2008	Mar. 6, 2007	Mar. 4, 2008	Mar. 6, 2007
	(in thousands)
Big Boy gross profit	$5,814	$5,988	$19,697	$21,020
Golden Corral gross profit	658	742	1,514	1,586

Total gross profit	$6,472	$6,730	$21,211	$22,606

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	12 weeks 3/4/08			12 weeks 3/6/07			40 weeks 3/4/08			40 weeks 3/06/07
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Food and Paper	35.9	34.0	39.5	34.9	32.9	38.6	35.5	33.5	39.1	34.8	32.4	39.2

Payroll and Related	32.7	34.5	29.4	33.5	35.2	30.3	33.0	34.6	29.8	33.1	34.7	30.0

Other Operating Costs (including opening costs)	21.7	18.0	28.3	21.4	18.0	27.8	22.2	18.5	29.1	22.0	18.3	28.8

Gross Profit	9.7	13.5	2.8	10.2	13.9	3.3	9.3	13.4	2.0	10.1	14.6	2.0

The market for beef remains highly volatile, as import and export restrictions can and do cause wide cost fluctuations. In addition, currency markets relative to the weakened U.S. Dollar together with high fuel costs have greatly increased the cost of the three major grains (corn, soybeans and wheat) that are the principal feed ingredients for cattle, hogs and poultry. These unfavorable market conditions continue to pose a difficult environment in which to contain food costs. The effect of commodity price increases is actively managed with changes to the Big Boy menu mix and effective selection and rotation of items served on the Golden Corral buffet, together with periodic increases in menu prices. Rapid escalations in costs for protein items such as poultry, pork, beef and fish products can be problematic to effective menu management, as can be seen in the rising percentages in the above table despite higher prices being charged to customers. Food cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet line.

Payroll and related cost percentages were lowered in both operating segments for all periods presented in the above table. This achievement is an indicator that the mandated increases in the minimum wage have been effectively mitigated by the higher menu prices and management’s resolve to reduce the number of hours worked by hourly paid employees.

Quarterly reviews of self-insured workers’ compensation reserves during the First Three Quarters of Fiscal 2008 have resulted in favorable adjustments to the reserves totaling $106,000. Favorable adjustments of $554,000 were recorded last year, mostly in the first quarter. Active claims management and post accident drug testing have resulted in vast improvements in claims experience in recent years. This has allowed the Company to use lower rates (as a percentage of payroll) to accrue initial self-insured reserves since the beginning of fiscal year 2006. The continued use of these lower rates should effect a continuation in the trend of reducing the size of total annual adjustments, which may sometimes result in unfavorable quarterly adjustments.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions) was $286,000 and $393,000 respectively, in the Third Quarter of Fiscal 2008 and the Third Quarter of Fiscal 2007. Net periodic pension cost was $952,000 and $1,311,000 respectively, in the First Three Quarters of Fiscal 2008 and the First Three Quarters of Fiscal 2007. The decreases are due principally to the combination of favorable asset returns and favorable pay experience. Contributions to the two qualified defined benefit pension plans sponsored by the Company will satisfy legal funding requirements for the plan year ending June 3, 2008. Additional tax deductible amounts may also be contributed as deemed advisable. Contributions are currently estimated at $1,000,000, including $300,000 contributed during the Third Quarter of Fiscal 2008.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation, franchise fees for Golden Corral restaurants, new restaurant opening costs and many other operating costs. For the First Three Quarters of Fiscal 2008, opening costs were $608,000 ($380,000 for Big Boy and $228,000 for Golden Corral). Opening costs were $241,000 (all of which was for Big Boy) in the First Three Quarters of Fiscal 2007. Since most of these expenses tend to be fixed costs, the percentages shown in the above table are greatly affected by changes in same store sales levels. Other operating costs are a much higher percentage of sales for the Golden Corral segment as sales volumes remain well below expectation.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit while franchise fees and other revenue are added to it. Gains and losses from the sale of real property, if any, are then respectively added or subtracted.

Administrative and advertising expense decreased $275,000 and $134,000 respectively, in the Third Quarter of Fiscal 2008 and the First Three Quarters of Fiscal 2008 when compared with comparable periods a year ago. The decreases are attributable primarily to lower compensation costs.

Revenue from franchise fees is based on sales of Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants and are recorded on the accrual method as earned. As of March 4, 2008 and March 6, 2007, 28 Big Boy restaurants were licensed to other operators and were paying fees to the Company. No licensed Big Boy restaurants have opened or closed during any of the periods presented in this MD&A. Other revenue also includes certain other fees earned from licensed restaurants along with miscellaneous rent and investment income.

Gains from the sale of real property amounted to $524,000 during the First Three Quarters of Fiscal 2008. The gains resulted from the dispositions in the first quarter of fiscal 2008 of three low volume Big Boy restaurants that had ceased operations respectively in January, April and June 2007. During the First Three Quarters of Fiscal 2007, a gain of $250,000 was recorded in connection with the sale of an older Big Boy restaurant that closed in October 2006. The restaurant closed in order to allow a new restaurant to be opened on a superior site within the same neighborhood. No gains from the sale of real property were recorded during the Third Quarter of Fiscal 2008 nor the Third Quarter of Fiscal 2007.

No impairment of property and equipment assets was recorded during any of the periods presented in this MD&A. However, a charge of $160,000 was included in administrative and advertising expense to write-off the deposit for development rights on sixteen Golden Corral sub-markets, which were terminated under an agreement signed in April 2008.

Interest Expense

Interest expense decreased in proportion with lower debt levels in both the Third Quarter of Fiscal 2008 and the First Three Quarters of Fiscal 2008 when compared with comparable Fiscal 2007 periods.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 32 percent throughout the First Three Quarters of Fiscal 2008 and was 34 percent throughout the First Three Quarters of Fiscal 2007. The effective tax rate for Fiscal 2007 was ultimately lowered to 31.4 percent. These rates have been kept consistently low through the Company’s use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips.

LIQUIDITY and CAPITAL RESOURCES

Sources of Funds

Food sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all sales to restaurant customers are received in cash or are settled by debit or credit cards. Net earnings plus depreciation provides the primary source of cash provided by operating activities. Other sources of cash may include borrowing against credit lines, proceeds received when stock options are exercised and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

March 4, 2008

	Payments due by period (in thousands)
	Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
Long-Term Debt	$33,452	$9,728	$9,123	$5,494	$4,101	$2,962	$2,044
Rent due under Capital Lease Obligations	3,212	2,435	287	262	190	38	—
1 Rent due under Operating Leases	22,798	1,875	1,771	1,462	1,485	1,421	14,784
2 Unconditional Purchase Obligations	17,971	7,854	2,619	2,393	2,393	2,365	347
3 Other Long-Term Obligations	1,621	225	228	231	234	238	465
Total Contractual Cash Obligations	$79,054	$22,117	$14,028	$9,842	$8,403	$7,024	$17,640

1	Not included in the table is a secondary liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Statement No. 13, “Accounting for Leases,” as amended.
2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property.
3	Deferred compensation liability.

The working capital deficit was $20,051,000 as of March 4, 2008 and was $25,832,000 as of May 29, 2007. The improvement in the deficit is twofold. The decrease in accounts payable reflects the fact that no new restaurant construction was in progress as of March 4, 2008. Three Big Boys and one Golden Corral restaurant were at various stages of construction as of May 29, 2007, all of which opened for business during the first quarter of fiscal 2008. The other reason for improvement in the working capital deficit is due to the current portion of long-term debt being more than $2,000,000 lower than it was at May 29, 2007.

In September 2007, the maximum amount that may be borrowed under the terms of the Company’s Construction Draw Credit Facility was increased by $12,500,000, which brought to $15,000,000 the amount available to be drawn upon. A $2,000,000 draft on February 29, 2008 lowered to $13,000,000 the amount available to be drawn before the facility expires on September 1, 2010. Additionally, $4,500,000 was available as of March 4, 2008 on a $5,000,000 working capital revolving line of credit that also expires September 1, 2010. However, its $500,000 outstanding balance must be brought to zero no later than May 1, 2008 to comply with the 30 day resting period provision of the loan agreement.

Operating Activities

Operating cash flows were $13,166,000 in the First Three Quarters of Fiscal 2008, which compares with $15,279,000 in the First Three Quarters of Fiscal 2007. The decrease in operating cash flows is primarily attributable to normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which can and do often fluctuate widely. Management believes a better, more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus non-cash expenses such as depreciation, losses (net of any gains) on dispositions of assets and stock based compensation expense. This method yields $17,468,000 in cash flows from operating activities for the First Three Quarters of Fiscal 2008. The comparable amount in the First Three Quarters of Fiscal 2007 was $17,618,000.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $9,665,000 during the First Three Quarters of Fiscal 2008, a decrease of $3,458,000 from the First Three Quarters of Fiscal 2007. This year’s capital spending includes $6,772,000 for Big Boy restaurants and $2,893,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

Proceeds from the disposition of property during the First Three Quarters of Fiscal 2008 amounted to $1,717,000, primarily reflecting the sale of three low-volume Big Boy restaurants that ceased operations respectively in January, April and June 2007. The sales of the three properties generated an aggregate gain of $524,000 in the quarter that ended September 18, 2007. The First Three Quarters of Fiscal 2007 included proceeds of $398,000 from the sale of a Big Boy restaurant that closed in October 2006, yielding a gain of $250,000 which was reported in the quarter that ended December 12, 2006.

Financing Activities

Borrowing against credit lines amounted to $6,500,000 during the First Three Quarters of Fiscal 2008, $2,000,000 of which was borrowed during the Third Quarter of Fiscal 2008. Scheduled and other payments of long-term debt and capital lease obligations amounted to $10,119,000 during the First Three Quarters of Fiscal 2008. Regular quarterly cash dividends paid to shareholders totaled $1,744,000. The rate paid per share was increased from $.11 to $.12 per share effective with the dividend paid on January 10, 2008. The Company’s 189th consecutive quarterly dividend was declared on March 12, 2008 and is payable on April 10, 2008. The Company expects to continue its 47 year practice of paying regular quarterly cash dividends.

During the First Three Quarters of Fiscal 2008, employees acquired approximately 11,600 shares of the Company’s common stock pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $257,000. As of March 4, 2008, 413,000 shares granted under the Company’s two stock option plans remain outstanding, including 354,000 fully vested shares at a weighted average exercise price per share of $19.58. As of March 4, 2008, 662,000 shares remained available to be granted under these plans, which is net of 24,000 options granted to employees in June 2007 and 21,000 options granted in October 2007 to non-employee members of the Board of Directors.

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

Although the Company continues to possess development rights for up to 12 more Golden Corral restaurants, no further development is currently planned during Fiscal 2008 and there is no active search for sites on which to build. Five Golden Corral restaurants were renovated during the First Three Quarters of Fiscal 2008.

Two new Big Boy restaurants opened for business respectively in June and July 2007. A third Big Boy restaurant opened in August 2007 that was the replacement on the same site of an older facility that closed and was razed in April 2007. The Company is currently under contract to acquire two sites for Big Boy development at an aggregate cost of $1,640,000. Several other sites are currently being evaluated for future acquisition and development and one existing Big Boy is currently scheduled to close and be razed in the spring of 2008 that will be replaced with a new building.

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

The Company’s policy is to own the land on which it builds new restaurants. However, it is becoming more frequently necessary to enter ground leases to obtain desirable land on which to build. Eight of the 35 Golden Corral restaurants now in operation were built on leased land. Three Big Boy restaurants opened since 2003 were also built on leased land. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended. As of March 4, 2008, the Company occupied 28 restaurants on leased premises, two of which are capital leases under the provisions of SFAS 13.

Normal lease expirations for three leased restaurants occurred on October 31, 2007. These properties are continuing to be occupied on a month-to-month basis pending the execution of the Company’s right to purchase the properties from the landlord. Although the costs have yet to be determined, the aggregate purchase price will not be less than $2,300,000. In addition, the two capital leases identified above will terminate in April 2008 when the Company completes the process of acquiring the leasehold interests for a total of $877,000 as required under the terms of the leases.

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

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be the primary indicator of potential impairment. Carrying values of property and equipment are tested for impairment whenever events or circumstances indicate the carrying value may be impaired. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized for the amount by which carrying values exceed estimated realizable values. Future cash flows can be difficult to predict. Changing neighborhood demographics and economic conditions and many other factors may impact operating performance, which affect cash flow. Estimated realizable values are provided by real estate brokers and/or the Company’s past experience in disposing of property.

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

Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside of the Company’s control, including import and export restrictions, the impact of currency markets relative to the U.S Dollar, supply versus demand, production levels and the impact of weather on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are normally for periods of one year or less but may have longer terms if favorable long-term pricing becomes available. Food supplies are generally plentiful and may be obtained from any number of suppliers, which mitigates the Company’s overall commodity price risk. Quality, timeliness of deliveries and price are the principal determinants of source. The Company does not use financial instruments as a hedge against changes in commodity pricing.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 4, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Control over Financial Reporting. The CEO and CFO have concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended March 4, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2002, Fortney filed a Demand for Arbitration against the Company which sought recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contended that the Company owed this money to Fortney under the terms of the General Construction Contract. The Company denied that it owed these monies to Fortney, and filed a counterclaim against Fortney that alleged defective construction and claimed damages, lost profits, interest and costs, in an amount exceeding $1,000,000. The arbitration hearing before the American Arbitration Association concluded February 28, 2006, with closing arguments held on June 30, 2006. On August 24, 2006, the arbitration panel awarded the Company $537,967 and denied Fortney’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company was entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. Fortney also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the Cuyahoga County (Ohio) Court of Common Pleas to confirm the arbitration panel’s original award. Fortney responded by filing a Motion with the same court to vacate the award. On April 27, 2007, the Cuyahoga Court of Common Pleas granted the Company’s Application and denied Fortney’s Motion to vacate. On May 1 2007, Fortney filed a Notice of Appeal. Oral arguments are scheduled to be heard on April 15, 2008 in the Court of Appeals, Eighth Appellate District, Cuyahoga County, Ohio.

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

Litigation and Negative Publicity

Employees, customers and other parties bring various claims against the Company from time to time. Defending such claims can distract the attention of senior level management away from the operation of the business. In addition, negative publicity associated with any adverse judgment that may be rendered against the Company could harm the Company’s reputation, which in turn could adversely affect operating results. Other negative publicity such as that arising from rumor and innuendo can also create adverse effects on results of operations.

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

Golden Corral Operations

Golden Corral same-store sales declines have been experienced for sixteen of the last eighteen quarters, during which cash flows from Golden Corral operations have deteriorated. The ability of the Company to identify the root cause of the downturn, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk to the Company.

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

In January 2008, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two-year time frame that expires January 28, 2010. The following table shows information pertaining to the Company’s purchases of its common stock during its fiscal quarter that ended March 4, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximun Number of Shares that May Yet Be Purchased Under the Plans or Programs
Dec. 12, 2007 through January 8, 2008	—	—	—	—
January 9, 2008 through February 5, 2008	—	—	—	—
February 6, 2008 through March 4, 2008	900	$21.32	900	499,100

Total	900	$21.32	900	499,100

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

10 (c) Agreement Regarding Use of Trademarks between the Registrant and Big Boy Restaurants International, LLC dated November 7, 2007, filed as Exhibit 10 (c) to the Registrant’s Form 10-Q Quarterly Report for December 11, 2007, is incorporated herein by reference.

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

10 (f) 1) Amendment No. 2 to First Amended and Restated Loan Agreement (Golden Corral Construction Facility) and Exhibit 10 (f) 2) Amendment No. 3 to Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank, NA effective December 3, 2007, filed as Exhibits 10 (f) 1) and 10 (f) 2) to the Registrant’s Form 10-Q Quarterly Report for December 11, 2007, are incorporated herein by reference.

10 (g) Area Development Agreement, Termination Agreement and Addendum effective July 20, 2004 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit 10 (f) to the Registrant’s Form 10-K Annual Report for 2004, is incorporated herein by reference.

10 (h) Second Amendment to Area Development Agreement effective entered April 3, 2008 between the Registrant and Golden Corral Franchising Systems, Inc. is filed herewith.

10 (i) Agreement to Purchase Stock between the Registrant and Frisch West Chester, Inc. dated June 1, 1988, filed as Exhibit 10 (f) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10 (j) Agreement to Purchase Stock between the Registrant and Frisch Hamilton West, Inc. dated February 19, 1988, filed as Exhibit 10 (g) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10 (k) Employment Agreement between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 14, 2006, is incorporated herein by reference. *

10 (l) First Amendment to the Employment Agreement (see Exhibit 10 (j) above) between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (m) Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit 10 (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (n) Second Amendment to the Frisch’s Executive Savings Plan effective July 28, 2004, filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference. *

10 (o) Third Amendment to the Frisch’s Executive Savings Plan effective June 7, 2005, filed as Exhibit 10 (j) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (p) Fourth Amendment to the Frisch’s Executive Savings Plan effective August 30, 2005, filed as Exhibit 10 (k) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (q) Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit 10 (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (r) Amendment No. 1 to Frisch’s Executive Retirement Plan (see Exhibit 10 (p) above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (s) 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10 (t) Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10 (r) above) effective September 26, 2006, filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference. *

10 (u) Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock option and Incentive Plan, filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference. *

10 (v) Amendments to the 2003 Stock Option and Incentive Plan (see Exhibit 10 (r) above) effective December 19, 2006, filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10 (w) Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (x) Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10 (v) above)

Effective December 19, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10 (y) Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (z) Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit 10 (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10 (aa) First Amendment to Change of Control Agreement (see Exhibit 10 (y) above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10 (ab) Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit 10 (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Karen F. Maier, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley and certain other “highly compensated employees” (Grantors). *

10 (ac) First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10 (aa) above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (ad) Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit 10 (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

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

FRISCH’S RESTAURANTS, INC.
(Registrant)

DATE April 5, 2008	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and Principal Financial and Accounting Officer