Form 10-K
period 2008-06-03
FRISCHS RESTAURANTS INC
filed 2008-08-01
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 3, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant on December 11, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $76,235,000, based upon the closing sales price of the registrant’s common stock as reported on the American Stock Exchange on that date. The registrant does not have any non-voting common equity.

As of July 28, 2008, there were 5,106,437 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held October 7, 2008 are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

Forward-looking statements are contained throughout this Annual Report on Form 10-K. Such statements generally express management’s expectations with respect to its plans, or its assumptions and beliefs concerning future developments and their potential impact on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with current beliefs, as risks, uncertainties and other factors may cause actual results and performance to differ materially from management’s current judgment that is expressed or implied in forward-looking statements. Words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue,” “assumption(s),” “goal(s),” “target” and similar words (or derivatives thereof) are used to distinguish forward-looking statements from historical or present facts.

A detailed discussion of risk factors and uncertainties can be found in this Form 10-K under Part I, Item 1A. “Risk Factors.” Risk factors and uncertainties may also be discussed from time to time in the Company’s press releases, public statements or other filings with the Securities and Exchange Commission. All forward looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. Except as may be required by law, the Company disclaims any obligation to update any of the forward-looking statements that are contained in this Form 10-K.

References to fiscal years used in this Form 10-K

In this Annual Report on Form 10-K, the Company’s fiscal year that ended June 3, 2008 may be referred to as fiscal year 2008. The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of the month of May. Fiscal year 2008 consisted of 53 weeks.

Also in this Annual Report on Form 10-K, the Company’s fiscal years that ended May 29, 2007, May 30, 2006, May 29, 2005 and May 30, 2004 may be referred to as fiscal years 2007, 2006, 2005 and 2004, respectively. All of these years consisted of 52 weeks. However, fiscal year 2006 included an additional two days (366 days) to effect a change in the year end from the Sunday nearest to the last day of May to the nearest Tuesday. References to fiscal year 2009 refer to the 52 week year that will end on Tuesday, June 2, 2009.

The first quarter of each fiscal year presented herein contained sixteen weeks while the last three quarters contained twelve weeks, except for the fourth quarter of fiscal 2008 which contained thirteen weeks and the fourth quarter of fiscal 2006 which consisted of twelve weeks plus two days.

PART I

(Items 1 through 4)

Item 1. Business

Background

The registrant, Frisch’s Restaurants, Inc. (together with its wholly owned subsidiaries, referred to as the “Company” or the “Registrant”), is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. Restaurants operated by the Company during the last five years have been located primarily in various regions of Ohio, Kentucky and Indiana. Golden Corral operations were expanded into certain parts of Pennsylvania and West Virginia during fiscal year 2006.

Incorporated in the state of Ohio in 1947, the Company’s stock has been publicly traded since 1960. The Company’s executive offices are located at 2800 Gilbert Avenue, Cincinnati, Ohio 45206. The telephone number is (513) 961-2660. The Company’s web site is www.frischs.com.

The Company’s vision is to be the best large owner/operator of franchised, multi-location restaurant concepts within 500 miles of Cincinnati. As of June 3, 2008, the Company’s operations consisted of 87 family-style restaurants using the “Big Boy” trade name and 35 “Golden Corral” grill-buffet style family restaurants. Additionally, 28 Big Boy restaurants were in operation under licensing rights granted by the Company to other operators. All of the restaurants licensed to other operators are located in various markets of Ohio, Kentucky and Indiana.

The Company owns the trademark “Frisch’s.” The rights to the “Big Boy” trademark, trade name and service mark are exclusively and irrevocably owned by the Company in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. The Company has development rights with Golden Corral Franchising Systems, Inc. allowing the Company to develop up to twelve additional Golden Corral restaurants by December 31, 2011.

Both the Big Boy and Golden Corral formats are considered reportable operating segments for purposes of compliance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Financial information by operating segment as of and for the three fiscal years in the period ended June 3, 2008 appears in Note G—Segment Information – to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

Operations in the Big Boy segment are vertically integrated. A commissary is operated near the Company’s Cincinnati headquarters that manufactures and prepares foods, and stocks food and beverages, paper products and other supplies for distribution to Big Boy restaurants. Some companies in the restaurant industry operate commissaries, while others purchase directly from outside sources. Raw materials, principally consisting of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. The Company believes that its Big Boy operations benefit from centralized purchasing and food preparation through its commissary operation, which ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs. Sales of commissary products to Big Boy restaurants licensed to other operators were $9.3 million in fiscal year 2008 (3.1% of consolidated sales), $9.0 million fiscal year 2007 (3.1% of consolidated sales) and $8.9 million in fiscal year 2006 (3.1% of consolidated sales). Substantially all licensed Big Boy restaurants regularly purchase products from the commissary. The commissary does not supply the Company’s Golden Corral restaurants.

System-wide Frisch’s Big Boy restaurant gross sales, which include sales generated by restaurants that the Company licenses to others, were approximately $218 million in fiscal year 2008, $213 million in fiscal year 2007, and $211 million in fiscal year 2006.

The Big Boy marketing strategy—“What’s Your Favorite Thing?” – has been in place for the last ten years. Results from ongoing market research lead the Company to believe its effectiveness has not diminished. Television commercials are broadcast on local network affiliates and local cable programming emphasizing Big Boy’s distinct and signature menu items. Radio advertising complements the media plan and is used to introduce new menu items throughout the year, since commercial production can be accomplished quicker and with less investment than television spots. The Company currently expends for advertising an amount equal to two and one-half percent of Big Boy gross sales, plus fees paid into an advertising fund by restaurants licensed to other operators.

As part of the Company’s commitment to serve customers in clean, pleasant surroundings, the Company renovates approximately one-fifth of its Big Boy restaurants each year. The renovations are designed to not only refresh and upgrade the interior finishes, but also to synchronize the interiors and exteriors of older restaurants with the newer prototype restaurants that were introduced in 2001. In fiscal year 2008, the average cost to renovate a typical older restaurant was approximately $150,000. Newer prototype restaurants that reach five years of age also receive renovations, which on the average approximated $70,000 per restaurant in fiscal year 2008.

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

The following tabulation recaps Big Boy restaurant openings and closings for restaurants operated by the Company for the five most recent fiscal years:

	Fiscal Year
	2004	2005	2006	2007	2008
Big Boy Restaurants Operated by the Company

In operation beginning of year	88	88	88	90	87

Opened	2	1	1	2	2
Opened replacement building	—	1	1	—	1
Closed to make way for new buildings	(1)	(1)	—	(1)	—
Closed	(1)	(1)	—	(4)	(3)

End of year - total operated Big Boy restaurants	88	88	90	87	87

In fiscal year 2008, two new Big Boy restaurants were opened, one in June and the other in July 2007. Additionally, a Big Boy that had been closed in April 2007 re-opened in a brand new building in August 2007. An older, low volume Big Boy was permanently closed in June 2007. Two other low-volume Big Boy restaurants permanently ceased operations on June 1, 2008. Shortly after the year ended June 3, 2008, a Big Boy restaurant was closed temporarily, as its building was razed to make room for a brand new facility expected to open in September 2008.

In addition, one new Big Boy restaurant is currently under construction that is expected to open in July 2008. On average, the approximate cost to build and equip a typical Big Boy restaurant ranges from $2,500,000 to $3,200,000, depending on land cost. Several sites are currently being evaluated for future acquisition and development.

With respect to Big Boy restaurants licensed to other operators, the following tabulation recaps openings and closings for the five most recent fiscal years:

	Fiscal Year
	2004	2005	2006	2007	2008
Big Boy Restaurants Licensed to Others

Licensed to others beginning of year	32	31	28	28	28

Opened	—	—	—	—	—
Closed	(1)	(3)	—	—	—

End of year - total Big Boy restaurants licensed to others	31	28	28	28	28

No negotiations are currently underway to sell any new Big Boy licenses.

Franchise fees are charged to licensees for use of trademarks and trade names and licensees are required to make contributions to the Company’s general advertising account. These fees and contributions are calculated principally on percentages of sales. Total franchise and other service fee revenue earned by the Company from licensees was

$1.1 million in fiscal year 2008, $1.1 million in fiscal year 2007 and $1.1 million in fiscal year 2006. Other service fees from licensees include revenue from accounting and payroll services that four of the licensed restaurants currently purchase from the Company.

The license agreements with licensees are not uniform, but most of the licenses for individually licensed restaurants that were in effect as of June 3, 2008 are covered by agreements containing the following provisions:

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

Golden Corral Restaurant Operations

In 1998, the Company entered into an area development agreement with Golden Corral Franchising Systems, Inc. of Raleigh, North Carolina (“Franchisor”), under which development rights were granted to the Company to establish and operate 26 Golden Corral restaurants in certain markets in Ohio, Kentucky and Indiana, principally the greater metropolitan areas of Cincinnati and Dayton, Ohio and Louisville, Kentucky. In 2000, the Company entered into a second area development agreement with the Franchisor, which granted development rights to the Company to establish and operate fifteen additional Golden Corral restaurants in certain defined markets in the Cleveland and Toledo, Ohio Designated Market Areas. In July 2004, the Company entered its third area development agreement under which rights were received to develop an additional 22 Golden Corral restaurants by December 31, 2011, including markets in western Pennsylvania, southern Michigan, northern Indiana, the northwest portion of West Virginia and certain areas of Ohio, including Columbus. The Company does not have the right to sub-license others to use the Golden Corral system or proprietary marks.

Pursuant to the July 2004 development agreement, the Company entered certain markets in Pennsylvania and West Virginia in fiscal year 2006, followed by the entry into the Columbus, Ohio market when the Company opened its 35th Golden Corral restaurant in July 2007. Because operating performance levels in the Golden Corral segment have been below expectations, the July 2004 development agreement was amended in April 2008 to reflect the deletion from development of sixteen restaurants that were to be located in western Pennsylvania, southern Michigan, and northern Indiana. The amendment reduced to twelve the number of remaining Golden Corral restaurants that the Company has the right to develop through December 31, 2011. The Company has the approval of Golden Corral Franchising Systems to curtail development of these restaurants until performance levels improve in existing restaurants.

On June 4, 2008, the Company announced that management had concluded that certain assets in the Golden Corral segment were impaired under the rules of Statement of Financial Accounting Standards No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, a non-cash pretax charge to earnings approximating $4.7 million dollars was taken to record the impairment in the fourth quarter of fiscal 2008. The impairment charge lowered the carrying values of three Golden Corral restaurant locations to their estimated fair values, as required by SFAS 144 when the expected future cash flows from the operation of individual restaurants is less than the carrying values of the operating assets. The three restaurants with impaired values remain in operation.

The Company opened its first Golden Corral restaurant in January 1999. Nineteen more opened in the following four years. The following tabulation recaps Golden Corral restaurant openings for the five most recent fiscal years:

	Fiscal Year
	2004	2005	2006	2007	2008
Golden Corral Restaurants Operated by the Company

In operation beginning of year	20	26	30	34	34

Opened	6	4	4	—	1

End of year - total operated Golden Corral restaurants	26	30	34	34	35

On average, the approximate cost to build and equip each Golden Corral restaurant ranges from $3,200,000 to $4,000,000 depending on land cost and land improvements, which can vary greatly from location to location, and whether land is purchased or leased.

Golden Corral is a grill-buffet style family restaurant concept offering a wide variety of buffet items. The buffet line features a large charbroil grill that is placed directly on the buffet line. This format allows customers to be served grilled-to-order steaks directly from the buffet line as part of the regular buffet price. The buffet also features many other varieties of meat including fried and rotisserie chicken, meat loaf, pot roast, fish and a carving station that serves a rotation of hot roast beef, ham and turkey. The buffet also includes fresh fruits and vegetables, other hot and cold buffet foods, a salad bar, desserts, an in-store display bakery that offers made-from-scratch bakery goods every fifteen minutes, and many beverage items, none of which contain alcohol. Most of the food is prepared in full view of customers in order to emphasize its freshness and quality. The restaurants have distinctive exteriors and interior designs and trade dress, and are open seven days a week for lunch and dinner, providing prompt, courteous service in a clean and wholesome family atmosphere. Typical operating hours are 11:00 a.m. to 10:00 p.m. Additionally, the restaurants open earlier on weekends to provide the “Golden Sunrise Breakfast” buffet. The Company has sole discretion as to the prices charged to its customers.

The nature of buffet style dining easily affords every customer vast control in tailoring a meal to meet individual dietary needs, in terms of portion sizes and in selection from the wide variety of items that may be consumed from the buffet, including several foods that are low in fat. In addition, fried foods are fried only in trans fat-free shortening.

The Company may only sell such products, food, beverages and other menu items that meet the Franchisor’s standards of quality and quantity, as expressly approved and have been prepared in accordance with the Franchisor’s specifications. Except for items such as bread, produce and dairy products that are purchased from any number of local suppliers, the Company currently purchases substantially all other raw material for menu items and other supplies from the same vendor that the Franchisor uses for its operations. Deliveries are made two times per week. Other vendors are available to provide products that meet the Franchisor’s specifications at comparable prices should the Company wish or need to make a change.

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

Marketing strategy and creative direction originates from the Franchisor. The campaign during fiscal year 2008 focused on Black Angus Sirloin Filet and the Captain’s Shrimp and Seafood Table. Television spots for Golden Corral currently run in the Louisville, Kentucky and Pittsburgh, Pennsylvania markets plus Ohio markets of Cincinnati, Cleveland, Dayton and Lima where sales volumes justify the cost of television. Newspaper freestanding inserts are used in all markets.

A renovation program for Golden Corral restaurants was begun in fiscal year 2005, when the original five Golden Corral restaurants were each remodeled. Since then, five restaurants were renovated in each of fiscal years 2006, 2007 and 2008. The average cost to renovate a restaurant in fiscal year 2008 was $105,000. The program is designed to renovate each restaurant when it reaches five years of age and every five years thereafter, much like the highly successful Big Boy program. Three Golden Corral restaurants are scheduled for a five-year renovation in fiscal year 2009.

To keep the concept fresh while providing additional choices for guests, an Asian style pagoda bar and a chocolate fixation station were added to six Golden Corral restaurants in fiscal year 2008 at an average cost of $140,000. It is currently anticipated that six more locations will add these fixtures in fiscal year 2009.

Human Resources

The Company provides equal opportunity employment without regard to age, race, religion, color, sex, national origin, disability, veteran status or any other legally protected class. The Company’s Equal Opportunity Employment Policy provides and maintains a work environment that is free from all forms of illegal discrimination including sexual harassment. The philosophy of the policy stresses the need to train and to promote the person who becomes the most qualified individual to do a particular job. The Company is committed to promoting “Diversity” in the workplace in order to enhance its Equal Opportunity Employment Policy.

The Company remains committed to providing employees with the best training possible, as management believes that investing in people is a strategic advantage. Comprehensive recruiting and training programs are designed to maintain the food and service quality necessary to achieve the Company’s goals for operating results. A management recruiting staff is maintained at the Company’s headquarters. Corporate training centers for new Big Boy managers are operated in Cincinnati, Ohio and Covington, Kentucky, and certified (by the franchisor) training centers for new Golden Corral managers are located throughout the markets in which the Company operates Golden Corral restaurants. The training includes both classroom instruction and on-the-job training. A full time recruiter is on staff to attract high quality hourly-paid restaurant workers.

The Company’s incentive-based compensation program for restaurant managers, area supervisors and regional directors (collectively, operations management) ties compensation of operations management directly to the cash flows of their restaurant(s), allowing incentive compensation to be consistently earned. The incentive compensation that operations management can earn under the program is at a level the Company believes is above the average for competing restaurant concepts. The Company believes the program has reduced turnover in operations management, and has resulted in a strong management team that continues to focus on building same store sales and margins.

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

Information Technology

Each of the Company’s restaurants is managed through standardized operating and control systems anchored by a point-of-sale (POS) system that allows management to instantly accumulate and utilize data for more effective decision making, while allowing restaurant managers to spend more time in the dining room focusing on the needs of customers.

The Company completed its five-year plan to replace its aging POS register equipment in all Big Boy restaurants during fiscal 2008. In an effort to provide consistent reporting, the POS systems of Big Boy and Golden Corral will be merged into one integrated solution through the implementation of new software in fiscal year 2009 that will provide both ‘front of the house’ and ‘back of the house’ functionality. The total cost of the project is expected to approach $2,000,000. Biometric sign-on devices will be introduced in fiscal year 2009 to replace the card swipe approach that employees currently use to access the POS systems.

Frisch’s Big Boy gift cards will be introduced for sale in certain retail outlets in fiscal year 2009. The first outlets to begin selling the cards will be Kroger and Giant Eagle supermarkets. This new program supplements the highly successful issuance of Big Boy gift cards, which were first introduced in Big Boy restaurants in fiscal year 2004 to replace paper gift certificates. Golden Corral gift cards became the standard within the Golden Corral franchise system in fiscal year 2007.

Digital Subscriber Lines (DSL) were installed in all Big Boy restaurants in fiscal year 2008, replacing satellite broad band connectivity between headquarters and the restaurants. DSL will be installed in Golden Corral restaurants in fiscal year 2009. The changeover eliminates periodic disruptions of service associated with satellite technology. The implementation of an automated drive-thru timer system was successfully installed in all Big Boy restaurants in fiscal year 2006. It measures the time from when a customer’s car first enters the drive-thru station until the order is received and the customer exits the drive-thru. This information is provided to the restaurant manager in a real time environment, which has helped reduce the amount of time required to serve customers. To replenish restaurant inventories, a “suggested order” automated solution was also implemented in fiscal year 2006 that analyzes current inventory balances and sales patterns and then “suggests” a replenishment order from the commissary operation. This process has reduced stock outages and lowered in-store inventory levels while helping to identify waste, thus improving food quality and control over food costs. An automated labor scheduling system designed to assist restaurant managers in controlling labor costs has been tested and will be further evaluated in fiscal year 2009 to determine its suitability for rollout to all Big Boy restaurants.

In fiscal year 2007, the Company successfully designed and tested a system to electronically capture and manage signatures on key employment documents such as Form W-4 and acknowledgements regarding employee handbooks. The new system is currently in place in all Big Boy restaurants. A new method to distribute employee payroll advices will be tested in fiscal year 2009. The objective is to either email the pay advice directly to the employee or provide it electronically to each restaurant where the employees may print them on demand if desired. In addition to electronic signature capture devices to process debit and credit card transactions, which were installed in all Big Boy restaurants in fiscal year 2005, these projects are steps toward the goal of eliminating paper files in restaurants.

An integrated enterprise system was installed in September 2004 at a cost in excess of $5,300,000, to replace the Company’s headquarters legacy information system. The new system supports the Company’s information needs today and well into the future. The enterprise software was successfully upgraded to a new environment in November 2006. A further upgrade is expected to commence in fiscal year 2009. When the upgrade is completed, the system will be up-to-date with the latest version of the software, providing the advantages of improved functionality. A complete headquarters network upgrade (wiring and equipment) was completed in the spring of 2007. The headquarters telephone system was replaced with a Voice Over Internet Protocol (VOIP) system in March 2007.

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

Trademarks and Service Marks

The Company has registered certain trademarks and service marks on the Principal Register of the United States Patent and Trademark Office, including “Frisch’s,” “Brawny Lad,” “Buddie Boy,” “Frisch-ly Made,” “Pie Baby,” “Fire & Ice” and the tag line “What’s Your Favorite Thing?” These registrations are considered important to the

Company’s Big Boy operations, especially its primary marks “Frisch’s” and the tag line “What’s Your Favorite Thing?” The duration of each registration varies depending upon when registration was first obtained. The Company currently intends to renew all of its trademarks and service marks when each comes up for renewal.

Pursuant to a 2001 agreement with Big Boy Restaurants International, LLC, the Company acquired limited ownership rights and a right to use the “Big Boy” trademarks and service marks within the states of Indiana and Kentucky and in most of Ohio and Tennessee. A concurrent use application reflecting these rights has been filed in the United States Patent and Trademark Office. The “Golden Corral” trademarks and service marks are registered trademarks of Golden Corral Corporation. The Company is not aware of any infringements on its registered trademarks and service marks, nor is the Company aware of any infringement on any of its territorial rights to use the proprietary marks licensed to the Company.

Seasonality

The Company’s business is moderately seasonal for both the Big Boy and Golden Corral operating segments, with the third quarter of the fiscal year (December through February) normally accounting for a smaller share of annual revenues. Additionally, severe winter weather can have a marked negative impact upon revenue during the third quarter. Occupancy and other fixed operating costs have a greater negative impact on operating results during any quarter that may experience lower sales. Results for any quarter should not be regarded as indicative of the year as a whole, especially the first quarter, which contains sixteen weeks. Each of the last three quarters normally contains twelve weeks. The fourth quarter of fiscal 2008 contained a thirteenth week that was necessary to complete the 53 week accounting year.

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

As there is no need to maintain significant levels of inventories or receivables, the Company maintains a strategic negative working capital position, which is not uncommon in the restaurant industry, The working capital deficit was $20,142,000 as of June 3, 2008. As significant, predictable cash flows are provided by operations, the deployment of a negative working capital strategy has not and will not hinder the Company’s ability to satisfactorily retire any of its obligations when due. Additionally, a working capital revolving line of credit is readily available if needed.

Customers, Backlog and Government Contracts

Because all of the Company’s retail sales are derived from food sales to the general public, neither the Big Boy nor the Golden Corral operating segments have any material dependence upon a single customer or any group of a few customers. No backlog of orders exists and no material portion of the business of either segment is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of government authorities.

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

Research and Development

The Company’s corporate staff includes a manager of research and development for its Big Boy restaurants whose responsibilities entail development of new menu selections and enhancing existing products. From time to time, the Company also conducts consumer research to identify where future restaurants should be built, along with emerging industry trends and changing consumer preferences. While these activities are important to the Company, these expenditures have not been material during the three fiscal years in the period ending June 3, 2008 and are not expected to be material to the Company’s future results.

Government Regulation

The Company is subject to licensing and regulation by various federal, state and local agencies, including vendors’ licenses, health, sanitation, safety and hiring and employment practices including compliance with the Fair Labor Standards Act and minimum wage statutes. All Company operations are believed to be in material compliance with all applicable laws and regulations. All of the Company’s restaurants substantially meet local and state building and fire codes, and the requirements of the Americans with Disabilities Act. Although the Company has not experienced any significant obstacles to obtaining building permits, licenses or approvals from governmental bodies, increasingly rigorous requirements on the part of state, and in particular, local governments, could delay or possibly prevent expansion in desired markets.

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

Employees

As of June 3, 2008, the Company and its subsidiaries employed approximately 8,300 active employees, approximately 2,700 of whom work in Golden Corral restaurants. Approximately 4,000 of the Company’s employees are considered part-time (those who work less than 30 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to restaurant sales patterns. None of the Company’s employees is represented by a collective bargaining agreement. Management believes that employee relations are excellent and employee compensation is comparable with or better than competing restaurants.

Geographic Areas

The Company has no operations outside of the United States of America. The Company’s revenues, consisting principally of retail sales of food and beverages to the general public and certain wholesale sales to and license fees from restaurants licensed to other operators, were substantially generated in various markets in the states of Ohio, Kentucky and Indiana during each of the three fiscal years in the period ended June 3, 2008. In addition, two Golden Corral restaurants are operated in western Pennsylvania and a third restaurant operates in the northwest part of West Virginia. Substantially all of the Company’s long-lived assets were deployed in service in the same states during the same periods stated above.

Available Information

The Securities Exchange Act of 1934, as amended, requires the Company to file periodic reports with the Securities and Exchange Commission (SEC) including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive 14A Proxy Statements, and certain other information. The Company’s periodic reports (and any amendments thereto) can be viewed by visiting the SEC’s internet site (http://www.sec.gov). In addition, the SEC makes the Company’s periodic reports available for reading and copying in its Public Reference Room located at 100 F. Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The Company makes available the periodic reports that it files with the SEC through its corporate web site (www.ir.frischs.com) via a hyperlink directly to the Company’s filings on the SEC’s web site. New information available through the hyperlink is generally provided within a few minutes from the time a report is filed. Information contained on or available through the Company’s website is not a part of, nor is it being incorporated into, this Annual Report on Form 10-K. In addition, printed copies of the reports the Company files with the SEC may be obtained without charge by writing to Donald H. Walker, Vice President and Chief Financial Officer of Frisch’s Restaurants, Inc., 2800 Gilbert Avenue, Cincinnati, Ohio 45206-1206. Email requests may be sent to cfo@frischs.com.

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

Executive Officers of the Registrant

The following table sets forth the names and certain information concerning the executive officers of the Company:

Name	Age	Current Principal Occupation or Employment and Five Year Employment History
Craig F. Maier	58	President and Chief Executive Officer of the Company (since 1989)

Rinzy J. Nocero	54	Vice President and Chief Operating Officer of the Company (since February 2007); Private Investor (from November 2004 to February 2007); Senior Vice President - Operations, Bob Evans Farms, Inc. (from 1993 to November 2004)

Donald H. Walker	62	Vice President and Chief Financial Officer (since 1996) and Treasurer of the Company (since 1982)

Michael E. Conner, Sr.	56	Vice President - Human Resources of the Company (since 2000)

Michael R. Everett	54	Vice President - Information Services of the Company (since June 2006); Director of Information Services of the Company (from May 2005 to June 2006); Director, Haverstick Consulting, Inc. (from May 2002 to May 2005)

James I. Horwitz	51	Vice President - Real Estate and Franchising of the Company (since March 2008); Director of Leasing and Development, Cincinnati United Contractors (from February 2007 to March 2008); Director of Real Estate, Alderwoods Group (from December 2005 to January 2007); Broker, Re/Max Preferred Group / The Clay Group (from 1997 to December 2005)

Karen F. Maier	56	Vice President - Marketing of the Company (since 1983)

Ronnie A. Peters	45	Vice President - Commissary of the Company (since March 2007); Director of Manufacturing, The Wornick Company (from 2002 to March 2007)

Michael R. Dunham *	50	Regional Director of the Company (from January 2006 to June 2008); Vice President - Operations, Romacorp (from October 2004 to November 2005); Regional Vice President - Operations, Chevy’s, Inc. (from 1999 to October 2004)

William L. Harvey	54	Regional Director of the Company (since 1995) and formerly held positions within the Company of Area Supervisor and Executive Store Manager

Lindon C. Kelley	53	Regional Director of the Company (since 2000) and formerly held positions within the Company of Area Supervisor and Executive Store Manager

Louie Sharalaya	58	Regional Director of the Company (since 2001) and formerly held positions within the Company of Area Supervisor and Executive Store Manager

*	Mr. Dunham separated from the Company in June 2008.

Item 1A. Risk Factors

The Company continually takes reasonable preventive measures to reduce its risks and uncertainties. However, the nature of some risks and uncertainties provides little, if any, control to the Company. The materialization of any of the risks and uncertainties identified herein, together with those risks not specifically listed or those that are presently unforeseen, could result in significant adverse effects on the Company’s financial position, results of operations and cash flows, which could include the permanent closure of any affected restaurant(s) with an impairment of assets charge taken against earnings, and could adversely affect the price at which shares of the Company’s common stock trade.

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

Failure to protect the Company’s food supplies could result in food borne illnesses and/or injuries to customers. Publicity of such events in the past has caused irreparable damages to the reputations of certain operators in the restaurant industry. If any of the Company’s customers become ill from consuming the Company’s products, the affected restaurants may be forced to close. An instance of food contamination originating at the commissary operation could have far-reaching effects, as the contamination would affect substantially all Big Boy restaurants.

Economic Factors

The Company’s operations are predominantly located in Ohio, Indiana and Kentucky, where consumer confidence remains markedly below national average and other regions. The effects of higher gasoline prices in particular can impact discretionary consumer spending in restaurants. The Company’s costs are also affected by increasing energy prices. Petroleum based material is often used to package certain products for distribution. In addition, many suppliers have added surcharges for fuel to their invoices. The cost to transport products from the commissary to restaurant operations will rise with each increase in gasoline prices. Higher natural gas prices have resulted in much higher costs to heat restaurant facilities and to cook food. Inflationary pressure, particularly on food costs, labor costs (especially associated with increases in the minimum wage) and health care benefits, can also negatively impact the operation of the business. Shortages of qualified labor may also be experienced in certain local economies. In addition, the loss of a key executive could pose a significant adverse effect on the Company.

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

The Supply and Cost of Food

Food purchases can be subject to significant price fluctuations that can considerably affect results of operations from quarter to quarter. Price fluctuations can be due to seasonality or any number of factors. The market for beef, in particular, continues to be highly volatile due to import and export restrictions. Higher beef costs have also been driven by bio-fuel initiatives that have vastly increased the cost to feed cattle. The Company depends on timely deliveries of perishable food and supplies. Any interruption in the continuing supply would harm the Company’s operations.

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

Golden Corral Operations

Golden Corral same-store sales declines have been experienced for seventeen of the last nineteen quarters, during which cash flows from Golden Corral operations have deteriorated. The Company’s ability to identify the root cause of the downturn, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk to the Company.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

All of the Company’s restaurants are freestanding, well-maintained facilities. Older Big Boy restaurants are generally located in urban or heavily populated suburban neighborhoods that cater to local trade rather than highway travel. A few of these restaurant facilities are now approximately 40 years old. Big Boy restaurants opened in the last twenty years have generally been located near interstate highways. Over the past 40 years, at least five different prototypes have been used to construct the 87 Big Boy restaurants in operation as of June 3, 2008. On average, the 87 Big Boy restaurants in operation as of June 3, 2008 contain approximately 5,600 square feet with seating capacity for 156 guests. Golden Corral restaurants constructed in earlier years contained 9,952 square feet with seating for 348 guests. The newer restaurants have 10,300 square feet with 372 seats.

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

The following table provides certain operating segment information with respect to the number and location of all restaurants in the Company’s system as of June 3, 2008:

	Big Boy		Golden Corral
	Company Operated	Operated by Licensees
Cincinnati, Ohio market	48	4	11
Dayton, Ohio market	18	—	5
Columbus, Ohio market	10	1	1
Louisville, Kentucky market	7	2	4
Lexington, Kentucky market	4	3	—
Cleveland, Ohio market	—	—	8
Toledo/Lima/Findlay, Ohio market	—	16	3
Pittsburgh, Pennsylvania market	—	—	3
Other	—	2	—

Total	87	28	35

Sites acquired for development of new Company operated restaurants are identified and evaluated for potential long-term sales and profits. A variety of factors is analyzed including demographics, traffic patterns, competition and other relevant information. Because control of property rights is important to the Company, it is the Company’s policy to own its restaurant locations whenever possible.

In recent years, it has sometimes become necessary to enter ground leases to obtain desirable land on which to build. In addition, many of the restaurants operated by the Company that opened prior to 1990 were financed with sale/leaseback transactions. Most of the leases are for fifteen or twenty years and contain multiple five-year renewal options and/or have favorable purchase options. All of the leases generally require the Company to pay property taxes, insurance and maintenance. As of June 3, 2008, 28 restaurants were in operation on non-owned premises, which are covered by 30 lease agreements consisting of 25 operating leases and five month-to-month arrangements. The five month-to-month arrangements are for Big Boy restaurant facilities, where the capital leases reached their normal expirations during fiscal year 2008. Two of the month-to-month locations also have separate ground lease obligations. All five of these facilities are continuing to be occupied until the Company acquires the properties from the landlord pursuant to certain provisions contained in the respective leases. The purchase prices are the subject of litigation between the Company and the landlord.

The following table sets forth certain operating segment information regarding the type of occupancy of Company-operated restaurants:

	Big Boy	Golden Corral
Land and building owned	67	27
Land or land & building leased	20	8

Total	87	35

Twelve of the 25 operating leases will expire during the next five years, as detailed in the list below. All of the twelve leases are for Big Boy restaurants and all but one have remaining options to renew ranging from five to 25 years and/or have favorable purchase options.

Fiscal year ending in	Number of leases expiring
2009	2
2010	7
2011	1
2012	1
2013	1

One Big Boy restaurant was under construction on owned land as of June 3, 2008.

The real property of two Golden Corral restaurants having an approximate book value of $4,101,000 is encumbered by mortgages that secure a certain term loan. No other real property owned in fee is currently encumbered by mortgages or otherwise pledged as collateral. With the exception of certain delivery and other equipment utilized under capital leases expiring during periods to fiscal year 2013, the Company owns substantially all of the furnishings, fixtures and equipment used in the operation of the business.

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

Three surplus land locations owned in fee by the Company were listed for sale with brokers as of June 3, 2008, all of which are located in the Columbus, Ohio market. Two former Big Boy restaurants owned in fee are also listed for sale with brokers, one in the Cincinnati market, the other in the Columbus market. The Company also owns three sites in fee that have long range plans to eventually be developed into restaurants. Two are located in the Cincinnati market that are being held for future Big Boys. The other site is being held for future development of a Golden Corral restaurant in the Toledo, Ohio market. No specific plans have been made for one other site owned in fee that is located in the Cincinnati market. Finally, the Company owns in fee one former restaurant building in the Cincinnati market that it leases to a third party.

The Company is contingently liable for the performance of a ground lease (of property located in Covington, Kentucky on which a hotel once operated by the Company is built) that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

Item 3. Legal Proceedings

A.	The Company is the owner of a Golden Corral Restaurant located in North Canton, Ohio. In 2001, the Company’s general contractor, Fortney & Weygandt, Inc. (“Fortney”) constructed a Golden Corral Restaurant at the original location on the North Canton site. Geological conditions at the site required that the restaurant be built on a structural slab (platform), which rested upon driven piles. The foundation system for the building had been designed by a Houston, Texas engineering firm, Maverick Engineering, Inc. (“Maverick”), a subcontractor to the Company’s architect of record, LMH&T. Shortly before the scheduled opening of the restaurant, it was discovered that design and construction errors had caused the building to shift, separating the building from its underground plumbing system. The Company elected to demolish the original structure, and subsequently built a new building on a different section of the original parcel. The restaurant’s grand opening was, therefore, delayed until January 2003.

In July 2002, Fortney filed a Demand for Arbitration against the Company which sought recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contended that the Company owed this money to Fortney under the terms of the General Construction Contract. The Company denied that it owed these monies to Fortney, and filed a counterclaim against Fortney that alleged defective construction and claimed damages, lost profits, interest and costs, in an amount exceeding $1,000,000. The arbitration hearing before the American Arbitration Association concluded February 28, 2006, with closing arguments held on June 30, 2006. On August 24, 2006, the arbitration panel awarded the Company $537,967 and denied Fortney’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company was entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. Fortney also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the Cuyahoga County (Ohio) Court of Common Pleas to confirm the arbitration panel’s original award. Fortney responded by filing a Motion with the same court to vacate the award. On April 24, 2007, the Cuyahoga Court of Common Pleas granted the Company’s Application and entered a judgment of $562,669 in favor of the Company; Fortney’s Motion to vacate was denied. On May 1, 2007, Fortney filed a Notice of Appeal and was required to issue a bond in the sum of $635,044 to secure a stay of the Company’s execution on the judgment during the appeal process. Oral arguments were heard on April 15, 2008 in the Court of Appeals, Eighth Appellate District, Cuyahoga County, Ohio. The Court’s decision has yet to be rendered.

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

B.	In April 2008, the Company filed five separate lawsuits against 7373 Corporation (“7373”). 7373 is the lessor of five properties on which the Company operates five Big Boy restaurants. The Company’s complaints claim breach of contract and ask for declaratory relief and specific performance. In May 2008, 7373 filed its Answers and Counterclaims. The Company maintains that it should be allowed to purchase the underlying properties for certain amounts that are specified in the Lease Agreements, which taken together amount to $2,471,540. 7373 claims that the Company must purchase the properties for a larger amount based upon alternative values in the Lease Agreements and market appraisal values. The parties are currently engaged in discovery and trial dates have not been set for the cases listed below, all of which were filed in the respective counties in which the underlying property is situated:

•	Case No. 08-CI-1079 was filed April 2, 2008 in Kenton County Circuit Court, Kenton County Kentucky.

•	Case No. 08-CI-609 was filed April 2, 2008 in Franklin County Circuit Court, Franklin County Kentucky.

•	Case No. 08-CI-1374 was filed April 25, 2008 in Kenton County Circuit Court, Kenton County Kentucky.

•	Case No. 08-CI-4671 was filed April 25, 2008 in Jefferson County Circuit Court, Jefferson County Kentucky.

•	Case No. 08CV71318 was filed April 25, 2008 in Warren County Court of Common Pleas, Warren County, Ohio.

The Company has filed motions to consolidate the Kentucky cases into the Kenton County Circuit Court. 7373 has agreed to consolidate the two Kenton County cases and an agreed order to that effect is pending. On June 13, 2008, the Jefferson County Circuit Court entered an Order granting the Company’s Motion to Transfer and Consolidate to the Kenton County Circuit Court. On June 18, 2008, the Franklin County Circuit Court heard oral argument on the Company’s Motion to Transfer and Consolidate. The Court in Franklin County has not ruled on the Motion and has indicated it has taken the Motion under advisement. A decision is expected by the end of August. On June 23, 2008, the Warren County Court of Common Pleas entered an Order denying the Company’s Motion to Stay the Proceedings. The Company’s motion had sought to halt the proceedings in Warren County pending the outcome of the consolidated action in Kentucky.

On April 2, 2008, 7373 filed a lawsuit against the Company in Palm Beach County Florida, Circuit Court of the Fifteenth Judicial Circuit, Case No. 50-2008 CA009950XXXXMB. (7373’s headquarters are located in Palm Beach, Florida.) 7373’s complaint asks for declaratory relief and specific performance as to the lease disputes involved in the Kenton County Circuit Court Case No. 08-CI-1079 and Franklin County Circuit Court Case No. 08-CI-609. On May 19, 2008, the Company filed a Motion to Dismiss for Lack of Personal Jurisdiction, Or In the Alternative, Motion to Abate. On June 25, 2008, the Court in Palm Beach County granted the Company’s Motion to Abate the legal action pending the outcome of the Kentucky cases. On July 7, 2008, 7373 filed a motion requesting the Court in Palm Beach County to reconsider its ruling to abate, which is currently pending.

C.	The Company is subject to various other claims and suits that arise from time to time in the ordinary course of business. Management does not currently believe that any ultimate liability for such claims in excess of provisions already included in the consolidated financial statements will have a material impact on the Company’s earnings, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal year 2008, no matters were submitted to a vote of security holders.

PART II

(Items 5 through 9)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the American Stock Exchange under the symbol “FRS.” The closing price of the Company’s common stock as reported by the American Stock Exchange on July 28, 2008 was $20.03. There were approximately 1,900 shareholders of record as of July 28, 2008. The following table sets forth the high and low sales prices for the common stock for each quarter within the Company’s two most recent fiscal years:

	Fiscal Year Ended June 3, 2008				Fiscal Year Ended May 29, 2007
	Stock Prices		Dividend per share		Stock Prices		Dividend per share
	High	Low			High	Low
1st Quarter	$35.00	$26.50	11	¢	$25.30	$22.70	11	¢
2nd Quarter	31.45	25.51	11	¢	27.48	23.90	11	¢
3rd Quarter	25.60	19.00	12	¢	30.48	27.10	11	¢
4th Quarter	27.88	19.51	12	¢	38.32	29.29	11	¢

Dividend Policy

Through July 10, 2008, the Company has paid 190 consecutive quarterly cash dividends during its 48 year history as a public company. The Company currently expects that quarterly cash dividends will continue to be paid for the foreseeable future at rates comparable with or slightly higher than those shown in the above table.

Equity Compensation Plan Information

Information regarding equity compensation plans under which common stock of the Company is authorized for issuance is incorporated by reference to Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

In January 2008, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two-year time frame that expires January 28, 2010. The following table shows information pertaining to the Company’s repurchases of its common stock during its fourth fiscal quarter that ended June 3, 2008:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 5, 2008 to April 1, 2008	9,700	$22.53	9,700	489,400

April 2, 2008 to April 29, 2008	8,674	$23.70	8,674	480,726

April 30, 2008 to June 3, 2008	6,200	$25.33	6,200	474,526

Total	24,574	$23.65	24,574	474,526

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on it Common Stock over the five year period ending June 3, 2008 with the Russell 2000 Index and a group of the Company’s peer issuers, selected by the Company in good faith. The graph assumes an investment of $100 in the Company’s Common Stock, in the Index and in the common stock of the peer group on June 1, 2003 and reinvestment of all dividends.

The peer group consists of the following issuers: Bob Evans Farms, Inc., Steak n Shake Co., CBRL Group, Inc., and Dineequity, Inc. (formerly IHOP Corp.).

Item 6. Selected Financial Data

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

SUMMARY OF OPERATIONS

	(in thousands, except per share data)
	2008	2007	2006	2005	2004
Sales	$299,562	$289,934	$290,968	$279,247	$259,701
Cost of sales
Food and paper	106,895	101,401	102,106	98,570	88,864
Payroll and related	98,347	95,501	96,098	92,352	87,818
Other operating costs	66,383	64,043	64,338	57,800	53,031

	271,625	260,945	262,542	248,722	229,713
Gross profit	27,937	28,989	28,426	30,525	29,988

Administrative and advertising	14,131	14,301	13,976	13,929	12,752
Franchise fees and other revenue	(1,278)	(1,254)	(1,250)	(1,352)	(1,222)
Gains on sale of assets	(524)	(250)	(568)	(87)	(41)
Impairment of long-lived assets	4,660	—	—	—	—

Operating profit	10,948	16,192	16,268	18,035	18,499
Other Expense (income)
Interest expense	2,360	2,672	2,771	2,820	2,474
Life insurance benefits in excess of cash surrender value	—	—	—	(4,440)	—

Earnings before income taxes	8,588	13,520	13,497	19,655	16,025
Income taxes
Current	5,147	5,357	4,594	4,199	3,687
Deferred	(2,505)	(1,105)	(257)	715	1,648

	2,642	4,252	4,337	4,914	5,335

NET EARNINGS	$5,946	$9,268	$9,160	$14,741	$10,690

Diluted net earnings per share of common stock	$1.14	$1.78	$1.78	$2.86	$2.08
Cash dividends per share	$.46	$.44	$.44	$.44	$.42

Other financial statistics
Working capital (deficit)	$(20,142)	$(25,832)	$(18,519)	$(20,911)	$(20,115)
Capital expenditures	14,646	18,588	19,096	24,123	30,026
Total assets	172,050	179,259	175,283	167,465	158,437
Long-term obligations	30,509	34,538	44,019	43,102	47,817
Shareholders’ equity	110,715	107,870	100,681	93,401	80,516
Book value per share at year end	$21.67	$21.06	$19.84	$18.47	$16.00
Return on average shareholders’ equity	5.4%	8.9%	9.4%	17.0%	14.1%
Weighted average number of diluted shares outstanding	5,228	5,215	5,160	5,157	5,136
Number of shares outstanding at year end	5,110	5,123	5,075	5,056	5,033

Percentage sales change	3.3%	(.4)%	4.2%	7.5%	11.1%
Earnings as a percentage of sales
Operating profit	3.7%	5.6%	5.6%	6.5%	7.1%
Earnings before income taxes	2.9%	4.7%	4.6%	7.0%	6.2%
Net earnings	2.0%	3.2%	3.1%	5.3%	4.1%

Fiscal year 2008 contained 53 weeks consisting of 371 days.

Fiscal year 2006 contained 52 weeks consisting of 366 days.

All other fiscal years presented contained 52 weeks consisting of 364 days.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995

Forward-looking statements are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such statements generally express management’s expectations with respect to its plans, or its assumptions and beliefs concerning future developments and their potential impact on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with current beliefs, as risks, uncertainties and other factors may cause actual results and performance to differ materially from management’s current judgment that is expressed or implied in forward-looking statements. Factors that could cause such differences to occur include, but are not limited to, those discussed in this Form 10-K under Part I, Item 1A. “Risk Factors.”

Words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),”
“estimate(s),” “intend(s),” “continue,” “assumption(s),” “goal(s),” “target” and similar words (or derivatives thereof) are used to distinguish forward-looking statements from historical or present facts.

All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. Except as may be required by law, the Company disclaims any obligation to update any of the forward-looking statements that may be contained in this MD&A.

This MD&A should be read in conjunction with the consolidated financial statements. The Company has no off-balance sheet arrangements or special purpose entities.

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (the “Company”) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet-style “Golden Corral” restaurants. As of June 3, 2008, 87 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

Fiscal Year 2008 ended on Tuesday, June 3, 2008 (a period of 53 weeks comprised of 371 days). It compares with Fiscal Year 2007 that ended on Tuesday, May 29, 2007 (a period of 52 weeks comprised of 364 days), and Fiscal Year 2006 that ended on Tuesday, May 30, 2006. Fiscal Year 2006 was a period of 52 weeks that included an additional two days (366 days), effecting a change in the year-end from the Sunday nearest to the last day of May to the nearest Tuesday. Fiscal Year 2009 will end on Tuesday, June 2, 2009, a period of 52 weeks (364 days).

Record revenue of $299,562,000 was achieved in Fiscal Year 2008. Without benefit of the 53rd week, revenue would have been approximately $293,800,000 or $5,762,000 lower. Comparable revenue was $289,934,000 in Fiscal Year 2007 and $290,968,000 in Fiscal Year 2006. The comparable sales improvement (52 week basis) in Fiscal Year 2008 was achieved primarily through new restaurant openings. Big Boy same store sales increased .1 percent in Fiscal Year 2008 over Fiscal Year 2007, while Golden Corral same store sales decreased 1.4 percent.

Net earnings for Fiscal Year 2008 were $5,946,000, or diluted earnings per share (EPS) of $1.14. Net earnings in Fiscal Year 2007 were $9,268,000 ($1.78 diluted EPS) and $9,160,000 ($1.78 diluted EPS) was posted in Fiscal Year 2006. Fiscal Year 2008 included a non-cash pretax impairment of assets charge of $4,660,000 ($.62 diluted EPS) to lower the carrying values of three Golden Corral restaurants that management concluded were impaired.

In addition to the impairment charge noted above, other factors having a noteworthy effect on pretax earnings in Fiscal Year 2008:

•	The 53rd week contributed an estimated $945,000 in pretax earnings

•

The escalating costs of food placed a significant squeeze on operating margins. As a percentage of sales, food costs increased to 35.7 percent in Fiscal Year 2008, up from 35.0 percent in Fiscal Year 2007.

•	Adjustments to self-insurance reserves—$353,000 was credited to pretax earnings in Fiscal Year 2008, which was $475,000 less than Fiscal Year 2007.

•	Gains on the sale of real estate were $524,000 during Fiscal Year 2008, which was $274,000 more than Fiscal Year 2007.

Another significant factor affecting the Company’s operations has been the annual increase in the minimum wage as mandated by Ohio voters in the November 2006 election.

•

The minimum wage increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was increased to $7.00 per hour effective January 1, 2008 in accordance with the mandate’s annual provision to adjust automatically for the rate of inflation.

•

The minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was increased to $3.50 per hour on January 1, 2008 in accordance with the mandate’s inflation provision.

Since more than two-thirds of the Company’s payroll costs are incurred in Ohio, two major initiatives were launched in January 2007 to counter the effects of paying the required higher hourly rate of pay. The first step was to implement an immediate increase in menu prices. Next, hours were reduced to bring payroll into line. These measures have effectively mitigated the higher pay rates.

Effective July 24, 2007, legislation increased the federal minimum wage from $5.15 per hour to $5.85 per hour for non-tipped employees. The legislation includes scheduled increases to $6.55 per hour in July 2008 and to $7.25 per hour in July 2009. The rate for tipped employees was not changed by the federal legislation, remaining at $2.13 per hour. Thus far, the effect of the federal legislation has been minimal, as conditions in most markets already dictate wage rates in excess of $5.85 per hour, and because the Ohio minimum wage already exceeds the federal requirement. Additional reductions in scheduled labor hours will likely be implemented to combat the effects of the federal increase in July 2009, when the rate will increase to $7.25 per hour.

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

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
	(in thousands)
Big Boy restaurants	$183,933	$178,617	$177,239
Wholesale sales to licensees	9,284	9,004	8,946
Wholesale sales to groceries	939	942	908

Total Big Boy sales	194,156	188,563	187,093
Golden Corral sales	105,406	101,371	103,875

Consolidated restaurant sales	$299,562	$289,934	$290,968

A breakdown of changes in Big Boy same store sales by quarter follows (adjusted to remove the effect of the extra week of sales in Fiscal Year 2008):

Big Boy	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
Fiscal Year 2008	1.2%	0.4%	(0.5)%	(1.6)%	0.1%
Fiscal Year 2007	0.9%	0.9%	(0.8)%	0.4%	0.4%

Fiscal 2008 marked the eleventh consecutive year that Big Boy same store sales increases have been achieved. The same store sales improvement was driven by higher average guest checks, the result of menu price increases. However, the higher menu prices likely contributed to the continuing trend in lower customer traffic. Customer counts in same stores were 3.0 percent lower in Fiscal Year 2008 compared with Fiscal Year 2007, which was 2.7 percent lower than Fiscal Year 2006. In addition, management believes a direct correlation exists between the lower customer counts and the steep cost of gasoline, as the higher cost to fill up a tank leaves many consumers with less money available to spend on a restaurant meal. The Company’s Midwest market areas are continuing to experience difficulty recovering from and adjusting to high gasoline prices.

The same store sales comparisons include average menu price increases of 1.6 percent, 2.4 percent, and 1.1 percent, respectively, during the third quarters of Fiscal Years 2008, 2007 and 2006. The 2.4 percent increase in the third quarter of Fiscal Year 2007 included a specific provision to offset costs associated with minimum wage increases. The first quarters of Fiscal Years 2008, 2007 and 2006 included average menu price increases of 1.2 percent, 1.1 percent, and 1.4 percent, respectively. In addition, a price increase of .5 percent went into effect in April 2008 and another will likely be implemented in September 2008.

The Company operated 87 Big Boy restaurants as of June 3, 2008, a net reduction of one since the beginning of the three year period that began May 30, 2005. The count of 87 includes two that opened respectively in June and July 2007, plus a new restaurant that opened in August 2007, which replaced an older building on the same site. The count of 87 Big Boy restaurants also includes the effect of closing three low volume restaurants during Fiscal Year 2008 – one in June 2007, the other two on June 1, 2008 near the end of the fiscal year. Included in the count is a Big Boy restaurant that was taken out of service and razed on June 8, 2008 to make room for a new building on the same site. It is currently under construction, scheduled to re-open in September 2008. In addition, two Big Boy restaurants are currently under construction on new sites.

Golden Corral sales in Fiscal Year 2008 were over $4,000,000 higher than Fiscal Year 2007. The increase is largely attributable to a new Golden Corral restaurant that opened for business in July 2007, the first to open since November 2005. The Company now operates 35 Golden Corral restaurants. No other Golden Corral restaurants are currently planned to open over the next twelve months.

Following general industry practice, the same store sales comparisons in the table that follows use a formula that includes only those restaurants that were open for five full fiscal quarters prior to the start of the comparison periods. This removes possible misleading numbers that can be caused by the great influx of customers during the first several months of operation, sometimes called the “honeymoon” period of a new restaurant. Under the formula, 34 of 35 restaurants were included in the quarterly and annualized Fiscal Year 2008 same store sales calculations. The annualized calculation for Fiscal Year 2007 included 29 of 34 restaurants. The quarterly calculations for Fiscal Year 2007 included 29, 31, 33 and 34 stores, respectively, in the first, second, third and fourth quarters.

A breakdown of Golden Corral same store sales by quarter follows (adjusted to remove the effect of the extra week of sales in Fiscal Year 2008):

Golden Corral	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
Fiscal 2008	(2.8)%	(1.8)%	0.2%	(0.8)%	(1.4)%
Fiscal 2007	(2.9)%	0.6%	(5.8)%	(3.4)%	(1.8)%

Fiscal Year 2008 marked the fourth consecutive year of same store sales declines, a period that includes seventeen of the last nineteen quarters. Higher average guest checks are the result of menu price increases. As with Big Boy, the combination of higher menu prices and the steep cost of gasoline has likely caused the continuation of lower customer counts that have been experienced. Same store customer counts were 5.4 percent lower in Fiscal Year 2008 compared with Fiscal Year 2007, which was 6.3 percent lower than Fiscal Year 2006.

Golden Corral menu prices were increased .8 percent (March 2008), 3.2 percent (October 2007), 4.2 percent (June 2007), 2.1 percent (January 2007) and 3.2 percent (September 2006). The 2.1 percent increase in January 2007 was put in place specifically to help offset the effects of higher costs associated with minimum wage increases. In addition, a .5 percent increase went into effect in June 2008.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense and impairment of asset losses are charged against restaurant level profit. Gross profit for both operating segments is shown below.

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
	(in thousands)
Big Boy gross profit	$25,749	$26,928	$26,774
Golden Corral gross profit	2,188	2,061	1,652

Total gross profit	$27,937	$28,989	$28,426

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	2008			2007			2006
	Total	BB	GC	Total	BB	GC	Total	BB	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and paper	35.7	33.6	39.5	35.0	32.7	39.2	35.1	32.6	39.5
Payroll and related	32.8	34.6	29.6	32.9	34.6	29.8	33.0	34.3	30.7
Other operating costs (including opening costs)	22.2	18.6	28.8	22.1	18.4	29.0	22.1	18.7	28.2
Gross profit	9.3	13.2	2.1	10.0	14.3	2.0	9.8	14.4	1.6

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

The favorable trends in payroll and related costs percentages in both operating segments is an indicator that the mandated increases in the minimum wage have been effectively mitigated by the higher menu prices and management’s resolve to reduce the number of hours worked by hourly paid employees. Although there is no seasonal fluctuation in employment levels, hours worked have always been managed closely according to restaurant sales patterns. Payroll related costs include statutory provisions for Social Security, unemployment and workers’ compensation, along with voluntary benefits provided by the Company such as defined benefit pension plans and medical insurance.

The Company self-insures a significant portion of expected losses from its workers’ compensation program in the State of Ohio. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance reserves as deemed appropriate based on claims experience. Favorable adjustments were $353,000, $828,000 and $931,000 respectively, in Fiscal Years 2008, 2007 and 2006. Improvements in claims experience, the result of active claims management and post accident drug testing, have allowed lower rates (as a percentage of payroll) to be used to accrue initial reserves. The lower rates, which have been in effect since Fiscal Year 2006, should produce a continuation in the trend of reducing the size of future quarterly adjustments.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions) was $1,237,000, $1,710,000 and $1,662,000 respectively, in Fiscal Years 2008, 2007 and 2006. The reduction in Fiscal Year 2008 is due to the combination of favorable asset returns and favorable pay experience. Pension cost for Fiscal Year 2009 is currently estimated at $1,577,000.

The expected long-term rate of return on plan assets used to compute pension cost was 8.0 percent in Fiscal Years 2008 and 2007, lowered from 8.5 percent used in Fiscal Year 2006. The assumption will remain at 8.0 percent for the determination of pension costs for Fiscal Year 2009. The weighted-average discount rate mirrors movement in the underlying markets and is considered a “snapshot” rate reflecting current market conditions. The discount rate used in the actuarial assumptions to compute pension costs was 6.0 percent in Fiscal Year 2008, 6.25 percent in Fiscal Year 2007 and was 6.0 percent in Fiscal Year 2006. The rate for Fiscal Year 2009 will be 6.50 percent. The rate of compensation increase for pension costs was 4.5 percent in each of Fiscal Years 2008, 2007 and 2006. It will remain at 4.5 percent for Fiscal Year 2009. Cash contributions made by the Company to these plans were $1,000,000 in each of Fiscal Years 2008 and 2007. Contributions for Fiscal Year 2009 are currently estimated at $1,000,000.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; new restaurant opening costs and many other restaurant operating costs. Opening costs can have a significant impact on the percentages. Opening cost charges for Big Boy restaurants for Fiscal Years 2008, 2007 and 2006 were $408,000, $443,000, and $291,000 respectively. Golden Corral opening costs for Fiscal Years 2008, 2007 and 2006 were $229,000, $95,000, and $1,124,000 respectively. There should be no opening costs for Golden Corral in fiscal Year 2009. Since most of these expenses tend to be fixed costs, the percentages shown in the above table are greatly affected by changes in same store sales levels. Other operating costs are a much higher percentage of sales for the Golden Corral segment as sales volumes remain well below expectation.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit, while franchise fees and other revenue are added to it. Gains and losses on sale of real property, if any, are then respectively added or subtracted.

Administrative and advertising expense was $14,131,000, $14,301,000 and $13,976,000 respectively in Fiscal Years 2008, 2007 and 2006. Advertising expense represents the largest component of these costs. Spending for advertising and marketing programs is proportionate to sales levels, reflecting the Company’s long standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing. Advertising expense was $7,045,000, $6,817,000, and $6,740,000 respectively in Fiscal Years 2008, 2007 and 2006. All other administrative costs were $7,086,000, $7,484,000 and $7,236,000 respectively in Fiscal Years 2008, 2007 and 2006. Although a charge of $160,000 in Fiscal Year 2008 is included in administrative costs to write-off multiple deposits for Golden Corral development rights, the decrease in Fiscal Year 2008 is largely attributable to no incentive compensation being earned by the Chief Executive Officer. Stock based compensation costs included in other administrative costs were $339,000 Fiscal Year 2008 and $314,000 in Fiscal Year 2007.

Revenue from franchise fees is based on sales volumes of Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants and are recorded on the accrual method as earned. As of June 3, 2008, 28 Big Boy restaurants licensed to other operators were paying franchise fees to the Company. No licensed Big Boy restaurants have opened or closed during any of the periods presented in this MD&A. Other revenue also includes certain other fees from licensed restaurants along with miscellaneous rent and investment income.

Gains and losses on sale of assets consist of transactions involving real property and sometimes may include restaurant equipment that is sold together with real property as a package when closed restaurants are sold. Gains and losses reported on this line do not include abandonment losses that often arise when certain equipment is replaced before it reaches the end of its expected life. Abandonment losses are instead reported in other operating costs. Gains from the sale of real property amounted to $524,000 during Fiscal Year 2008. The gains resulted from the dispositions of three low volume Big Boy restaurants that had ceased operations respectively in January, April and June 2007. During Fiscal Year 2007, a gain of $250,000 was recorded from the sale of an older Big Boy restaurant that closed in October 2006. The amount reported on the same line in Fiscal Year 2006 resulted principally from a gain in connection with an eminent domain proceeding. A gain of approximately $1,070,000 has already been recorded in Fiscal Year 2009 from the sale of a low-volume Big Boy restaurant that closed on June 1, 2008.

The test for impairment of assets completed at the end of Fiscal Year 2008 determined that the carrying values of three Golden Corral restaurant locations exceeded expected future cash flows to be generated by the underlying assets. As a result, a non-cash pretax charge of $4,565,000 was recorded to lower the carrying values to fair values. The total charge reflected in the consolidated statement of earnings includes impairment losses of $95,000 for intangible assets associated with unamortized initial franchise fees relating to the three impaired restaurants. The three impaired restaurants continue to operate. No significant charges for impairment of assets were recorded during either Fiscal Year 2007 or Fiscal Year 2006.

Other Expense (Income)

Interest expense was $2,359,000, $2,672,000 and $2,771,000 respectively, in Fiscal Years 2008, 2007 and 2006. The decreasing trend is primarily the result of lower debt levels and lower variable interest rates.

Income Taxes

Income tax expense as a percentage of pre-tax earnings was 30.8 percent in Fiscal Year 2008, 31.4 percent in Fiscal Year 2007 and 32.1 percent in Fiscal Year 2006. The effective rates have been kept consistently low through the Company’s use of available tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. To a lesser degree, the Company also uses the federal Work Opportunity Tax Credit (WOTC).

As required, the Company adopted the provisions of FIN 48 in Fiscal Year 2008. FIN 48 is the Financial Accounting Standards Board’s (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” No cumulative effect adjustment to retained earnings resulted from the adoption of FIN 48 and there was no material change in the amount of unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Funds

Food sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all sales to restaurant customers are received in cash or are settled by debit or credit cards. The primary source of cash provided by operating activities is net earnings plus depreciation and impairment of assets, if any. Other sources of cash may include borrowing against credit lines, proceeds received when stock options are exercised and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

As of June 3, 2008

		Payments due by period (in thousands)						more than 5
		Total	year 1	year 2	year 3	year 4	year 5	years
	Long-Term Debt	33,021	8,805	11,082	5,194	3,813	2,461	1,666
	Rent due under Capital Lease Obligations	1,002	300	278	262	149	13	—
1.	Rent due under Operating Leases	22,751	1,867	1,731	1,550	1,575	1,489	14,539
2.	Unconditional Purchase Obligations	17,314	8,567	2,373	2,146	2,147	2,081	—
3.	Other Long-Term Obligations	1,565	226	229	232	235	239	404
	Total contractual Cash Obligations	75,653	19,765	15,693	9,384	7,919	6,283	16,609

1.	Not included in the table is a secondary liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” as amended.
2.	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property.
3.	Deferred compensation liability.

The working capital deficit was $20,142,000 as of June 3, 2008. The deficit was $25,832,000 as of May 29, 2007. The improvement in the deficit is twofold. First, lower costs relating to new unit construction are included in accounts payable – one new Big Boy restaurant was under construction as of June 3, 2008, while three Big Boys and one Golden Corral were at various stages of construction as of May 29, 2007. Secondly, the current portion of long-term debt at June 3, 2008 is almost $3,000,000 lower than it was at May 29, 2007.

In September 2007, the maximum amount that may be borrowed under the terms of the Company’s Construction Draw Credit Facility was increased to $15,000,000. As of June 3, 2008, $10,500,000 was available to be drawn upon before the facility expires on September 1, 2010. An additional $5,000,000 is available to the Company under the terms of a working capital revolving line of credit that also expires September 1, 2010.

Operating Activities

Operating cash flows were $20,327,000 in Fiscal Year 2008, $2,368,000 lower than Fiscal Year 2007 and $1,165,000 higher than Fiscal Year 2006. These changes are primarily attributable to normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which can and often do fluctuate widely. Management believes a better, more reliable gauge to measure cash flows from the operation of the business is to use the simple method of net earnings plus non-cash expenses such as depreciation, losses net of any gains on dispositions of assets, charges for impairment of long-lived assets, and stock based compensation expense. The result of this method is reflected as a sub-total in the consolidated statement of cash flows: $24,804,000 in Fiscal Year 2008, $23,240,000 in Fiscal Year 2007 and $21,979,000 in Fiscal Year 2006.

Investing Activities

Capital spending is the principal component of investing activities. Capital spending was $14,646,000 during Fiscal Year 2008. This year’s capital spending includes $11,045,000 for Big Boy restaurants and $3,601,000 for Golden

Corral restaurants. The spending is indicative of management’s emphasis on Big Boy development. These capital expenditures consisted of new restaurant construction, site acquisitions for expansion, remodeling existing restaurants including kitchen redesigns and dining room expansions, routine equipment replacements and other capital outlays.

Proceeds from the disposition of property during Fiscal Year 2008 amounted to $1,717,000, primarily from the sale of three low-volume Big Boy restaurants that respectively ceased operations in January, April and June 2007. Dispositions of property in Fiscal Year 2007 yielded proceeds of $411,000, primarily from the sale of a Big Boy restaurant that closed in October 2006. Proceeds from dispositions of property in Fiscal Year 2006 consisted of the sale of two pieces of land that the Company had originally intended to develop that ultimately proved to be not viable, plus proceeds from an eminent domain proceeding.

Two other low-volume Big Boy restaurants closed June 1, 2008, shortly before the end of Fiscal Year 2008. One of the locations was sold in June 2008 (Fiscal Year 2009), yielding proceeds of almost $1,500,000. The other location remains for sale.

Financing Activities

Borrowing against credit lines amounted to $9,000,000 during Fiscal Year 2008. Scheduled and other payments of long-term debt and capital lease obligations amounted to $13,141,000 during Fiscal Year 2008. Regular quarterly cash dividends paid to shareholders totaled $2,360,000 in Fiscal Year 2008. The rate per share was increased from $.11 to $.12 per share effective with the dividend that was paid in January 2008. The Company expects to continue its 48 year practice of paying regular quarterly cash dividends. To that end, the Board of Directors declared the Company’s 190th consecutive quarterly dividend on June 5, 2008. It was paid at the rate of $.12 per share on July 10, 2008 to shareholders of record on June 23, 2008.

During Fiscal Year 2008, employees acquired approximately 11,600 shares of the Company’s common stock pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $257,000. As of June 3, 2008, 405,000 shares granted under the Company’s two stock option plans remain outstanding, including 346,000 fully vested shares at a weighted average price per share of $19.47. As of June 3, 2008, approximately 665,000 shares remained available to be granted under these plans.

In January 2008, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of the company’s common stock in the open market or through block trades over a two year period that expires January 10, 2010. Through June 3, 2008, the Company had acquired 25,474 shares under the program at a cost of approximately $600,000.

Other Information

The Company’s 35th Golden Corral restaurant opened for business in July 2007. It was the first new Golden Corral restaurant to be opened by the Company since November 2005. In April 2008, the Area Development Agreement with Golden Corral Franchising Systems, Inc. (Franchisor) was amended to lower from 28 to twelve, the Company’s development rights to build future restaurants. As a result, the Company wrote-off franchise fee deposits totaling $160,000.

Although the Company continues to possess development rights for up to twelve more Golden Corral restaurants, approval has been granted by the Franchisor to curtail development until operating performance levels improve in existing restaurants. The curtailment allows the Company to use cash flows and credit facilities in a manner that strengthens the balance sheet and keeps interest costs in check, while allowing operations to focus on rebuilding same store sales levels. No further development is currently planned and there is no active search for sites on which to build.

The Golden Corral restaurants for which impairment of assets charges were recorded in Fiscal Year 2008 will continue to operate for the foreseeable future.

The average cost to renovate five Golden Corral restaurants in Fiscal year 2008 was $105,000. Three Golden Corrals are currently scheduled for a five-year renovation in Fiscal Year 2009. An Asian style pagoda bar and a chocolate fixation station were added to six Golden Corral restaurants in Fiscal Year 2008 at an average cost of $140,000. It is currently anticipated that six more locations will receive these upgrades in Fiscal Year 2009.

Two new Big Boy restaurants opened for business respectively in June and July 2007. A third Big Boy restaurant opened in August 2007 that was the replacement on the same site of an older facility that closed and was razed in April 2007. One new Big Boy was under construction as of June 3, 2008. Construction began on a second new Big Boy in July 2008. In addition, an older facility was taken out of service and razed on June 8, 2008 to make room for a new building on the same site.

Including land and land improvements, the cash required to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,200,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. As of June 3, 2008, the Company was under contracts totaling $1,650,000 to acquire two sites for future Big Boy development. Several other sites are currently being evaluated for future acquisition and development.

Approximately one-fifth of the Company’s Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with the newer prototype restaurants that were introduced several years ago. The average cost in Fiscal Year 2008 to renovate a typical older restaurant was approximately $150,000. Newer prototype restaurants that reached five years of age also received renovations, which on the average approximated $70,000 in Fiscal Year 2008.

In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether an expansion of the dining room is warranted. A typical kitchen redesign costs approximately $125,000 and a dining room expansion can cost up to $750,000.

The Company’s policy is to own the land on which it builds new restaurants. However, it is often necessary to enter ground leases to obtain desirable land on which to build. Eight of the 35 Golden Corral restaurants now in operation were built on leased land. Three Big Boy restaurants opened since 2003 were also built on leased land. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended. As of June 3, 2008, 28 restaurants were in operation on non-owned premises, which are covered by 30 lease agreements. Five of the 30 leases are for Big Boy facilities that are continuing to be occupied on a month-to-month basis until the Company acquires the properties from the landlord pursuant to certain provisions contained in the respective leases. The purchase prices are the subject of litigation.

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

Self Insurance

The Company self-insures a significant portion of expected losses from its workers’ compensation program in the state of Ohio. The Company purchases coverage from an insurance company for individual claims in excess of $300,000. Reserves for claims expense include a provision for incurred but not reported claims. Each quarter, the Company reviews claims valued by its third party administrator (“TPA”) and then applies experience and judgment to determine the most probable future value of incurred claims. As the TPA submits additional new information, the Company reviews it in light of historical claims for similar injuries, probability of settlement, and any other facts that might provide guidance in determining ultimate value of individual claims. Unexpected changes in any of these or other factors could result in actual costs differing materially from initial projections.

Pension Plans

Pension plan accounting requires rate assumptions for future compensation increases and the long-term return on plan assets. A discount rate is also applied to the calculations of net periodic pension cost and projected benefit obligations. An informal committee consisting of executives from the Finance Department and the Human Resources Department, with guidance provided by the Company’s actuarial consulting firm, develops these assumptions each year. The consulting firm also provides services in calculating estimated future obligations and net periodic pension cost.

Assets of the pension plans are targeted to be invested 70 percent in equity securities, as these investments have historically provided the greatest long-term returns. To determine the long-term rate of return on plan assets, the committee looks at the target asset allocation of plan assets and determines the expected return on each asset class. The expected returns for each asset class are combined and rounded to the nearest 25 basis points to determine the overall expected return on assets. The committee determines the discount rate by looking at the projected future benefit payments and matches those to spot rates based on yields of high-grade corporate bonds. A single discount rate is selected, and then rounded to the nearest 25 basis points, which produces the same present value as the various spot rates.

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

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be the primary indicator of potential impairment. Carrying values of property and equipment are tested for impairment at least annually, and whenever events or circumstances indicate that the carrying value may be impaired. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized for the amount by which carrying values exceed the greater of the net present value of the future cash flow stream or a floor value. Future cash flows can be difficult to predict. Changing neighborhood demographics and economic conditions, and many other factors may influence operating performance, which affect cash flows. Floor values are provided by real estate brokers and/or the Company’s past experience in disposing of property.

Sometimes it becomes necessary to cease operating a certain restaurant due to poor performance. The final impairment amount can be significantly different from the initial charge, particularly if the eventual market price received from the disposition of the property differs materially from initial estimates of floor values.

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

Big Boy restaurants utilize centralized purchasing and food preparation, which is provided through the Company’s commissary and food manufacturing plant. The Company believes the commissary operation ensures uniform product quality and safety, timeliness of distribution to restaurants and creates efficiencies that ultimately result in lower food and supply costs. The commissary operation does not supply Golden Corral restaurants.

Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside the Company’s control, including import and export restrictions, the influence of currency markets relative to the U.S. dollar, supply versus demand, production levels and the impact that adverse weather may have on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are normally for periods of one year or less but may have longer terms if favorable long-term pricing becomes available. Food supplies are generally plentiful and may be obtained from any number of suppliers, which mitigates the Company’s overall commodity cost risk. Quality, timeliness of deliveries and price are the principal determinants of source. The Company does not use financial instruments as a hedge against changes in commodity pricing.

Except for items such as bread, fresh produce and dairy products that are purchased from any number of local suppliers, the Golden Corral segment of the business currently purchases substantially all food, beverage and other menu items from the same approved vendor that Golden Corral Franchising Systems, Inc. (the Franchisor) uses in its operations. Deliveries are received twice per week. Other vendors are available to provide products that meet the Franchisor’s specifications at comparable prices should the Company wish or need to make a change.

Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 3, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 3, 2008 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 3, 2008 based on the criteria in Internal Control—Integrated Framework issued by the COSO.

The Board of Directors meets its responsibility for oversight of the integrity of the Company’s financial statements through its Audit Committee, which is composed entirely of independent directors, none of whom are employees of the Company and all of whom are financial experts. The Audit Committee meets periodically with management and Internal Audit to review their work and confirm that their respective responsibilities are being properly discharged. In addition, Grant Thornton LLP, the Company’s independent registered public accounting firm, has full access to the Audit Committee to discuss the results of their audit work, the effectiveness of internal accounting controls and the quality of financial reporting.

The Company’s internal control over financial reporting as of June 3, 2008 has been audited by Grant Thornton LLP, as is stated in their report that is presented in these financial statements which appears herein.

July 28, 2008
Date

/s/ Craig F. Maier
Craig F. Maier
President and Chief Executive Officer

/s/ Donald H. Walker
Donald H. Walker
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Frisch’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Frisch’s Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of June 3, 2008 and May 29, 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 3, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frisch’s Restaurants, Inc. and Subsidiaries as of June 3, 2008 and May 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 3, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frisch’s Restaurants, Inc’s internal control over financial reporting as of June 3, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 28, 2008 expressed an unqualified opinion therein.

GRANT THORNTON LLP

/s/ Grant Thornton LLP
Cincinnati, Ohio
July 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Frisch’s Restaurants, Inc.

We have audited Frisch’s Restaurants, Inc.’s (an Ohio Corporation) internal control over financial reporting as of June 3, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frisch’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Frisch’s Restaurants, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Frisch’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 3, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frisch’s Restaurants, Inc. and Subsidiaries as of June 3, 2008 and May 29, 2007, and the related statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 3, 2008 and our report dated July 28, 2008 expressed an unqualified opinion on those statements.

GRANT THORNTON LLP

/s/ Grant Thornton LLP
Cincinnati, Ohio
July 28, 2008

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 3, 2008 and May 29, 2007

ASSETS

	2008	2007
Current Assets
Cash	$801,297	$321,200
Trade and other receivables	1,448,385	1,405,892
Inventories	5,647,629	6,376,059
Prepaid expenses and sundry deposits	1,120,360	984,132
Prepaid and deferred income taxes	1,676,536	1,930,701

Total current assets	10,694,207	11,017,984

Property and Equipment
Land and improvements	67,573,837	64,518,917
Buildings	89,351,863	85,805,775
Equipment and fixtures	87,554,946	87,948,798
Leasehold improvements and buildings on leased land	26,323,899	29,153,070
Capitalized leases	1,558,209	5,054,200
Construction in progress	2,641,144	7,435,071

	275,003,898	279,915,831
Less accumulated depreciation and amortization	121,164,500	120,629,146

Net property and equipment	153,839,398	159,286,685

Other Assets
Goodwill	740,644	740,644
Other intangible assets	892,238	1,216,620
Investments in land	2,634,890	2,249,890
Property held for sale	1,234,824	1,470,920
Other	2,023,804	3,275,811

Total other assets	7,526,400	8,953,885

Total assets	$172,060,005	$179,258,554

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 3, 2008 and May 29, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2008	2007
Current Liabilities
Long-term obligations due within one year
Long-term debt	$8,804,779	$11,774,604
Obligations under capitalized leases	243,361	2,480,419
Self insurance	606,877	716,443
Accounts payable	10,281,016	12,353,968
Accrued expenses	10,675,381	9,235,002
Income taxes	224,685	290,010

Total current liabilities	30,836,099	36,850,446

Long-Term Obligations
Long-term debt	24,216,672	25,009,540
Obligations under capitalized leases	637,087	880,451
Self insurance	769,874	1,133,606
Deferred income taxes	592,478	3,457,714
Deferred compensation and other	4,292,949	4,057,022

Total long-term obligations	30,509,060	34,538,333
Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued 7,580,263 and 7,568,680 shares - stated value - $1	7,580,263	7,568,680
Additional contributed capital	64,451,899	63,838,824

	72,032,162	71,407,504

Accumulated other comprehensive loss	(1,992,515)	(1,214,704)
Retained earnings	74,034,980	70,448,512

	72,042,465	69,233,808

Less cost of treasury stock (2,470,332 and 2,445,764 shares)	(33,359,781)	(32,771,537)

Total shareholders’ equity	110,714,846	107,869,775

Total liabilities and shareholders’ equity	$172,060,005	$179,258,554

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

Three years ended June 3, 2008

	2008	2007	2006
Sales	$299,562,346	$289,934,367	$290,967,866

Cost of sales
Food and paper	106,895,380	101,401,056	102,105,847
Payroll and related	98,347,394	95,500,491	96,097,853
Other operating costs	66,382,911	64,043,426	64,337,677

	271,625,685	260,944,973	262,541,377

Gross profit	27,936,661	28,989,394	28,426,489

Administrative and advertising	14,130,762	14,301,277	13,976,020
Franchise fees and other revenue	(1,277,707)	(1,253,398)	(1,249,771)
Gains on sale of assets	(524,354)	(250,069)	(567,987)
Impairment of long-lived assets	4,660,093	—	—

Operating profit	10,947,867	16,191,584	16,268,227

Interest expense	2,359,369	2,672,171	2,771,342

Earnings before income taxes	8,588,498	13,519,413	13,496,885

Income taxes
Current
Federal	5,469,816	5,482,285	4,616,461
Less tax credits	(904,475)	(782,886)	(601,779)
State and municipal	582,012	657,528	579,205
Deferred	(2,505,066)	(1,105,070)	(256,767)

Total income taxes	2,642,287	4,251,857	4,337,120

NET EARNINGS	$5,946,211	$9,267,556	$9,159,765

Earnings per share (EPS) of common stock:
Basic net earnings per share	$1.16	$1.82	$1.81

Diluted net earnings per share	$1.14	$1.78	$1.78

Fiscal year 2008 contained 53 weeks consisting of 371 days.

Fiscal year 2007 contained 52 weeks consisting of 364 days.

Fiscal year 2006 contained 52 weeks consisting of 366 days.

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Three years ended June 3, 2008

	2008	2007	2006
Cash flows provided by (used in) operating activities:
Net earnings	$5,946,211	$9,267,556	$9,159,765
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	14,015,297	13,643,678	13,125,459
Net loss (gain) on disposition of assets, including abandonments	(156,557)	15,021	(306,089)
Impairment of long-lived assets	4,660,093	—	—
Stock-based compensation expense	338,751	313,835	—

	24,803,795	23,240,090	21,979,135
Changes in assets and liabilities:
Trade and other receivables	(42,493)	132,132	(148,049)
Inventories	728,430	(1,584,161)	(199,805)
Prepaid expenses and sundry deposits	(1,277,758)	(29,149)	24,318
Other assets	1,398,893	44,265	707,743
Prepaid and deferred income taxes	(2,210,381)	(221,488)	(1,513,506)
Accrued income taxes	(69,827)	17,242	24,920
Excess tax benefit from stock-based compensation	4,502	(168,277)	—
Tax benefit from stock options exercised	—	—	34,088
Accounts payable	(2,072,952)	2,023,590	(2,468,768)
Accrued expenses	(698,242)	(404,745)	875,777
Self insured obligations	(473,298)	(556,412)	(426,618)
Deferred compensation and other liabilities	235,928	201,864	272,038

	(4,477,198)	(545,139)	(2,817,862)

Net cash provided by operating activities	20,326,597	22,694,951	19,161,273

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(14,645,849)	(18,588,490)	(19,095,678)
Proceeds from disposition of property	1,717,378	410,655	1,586,627
Change in other assets	(114,484)	(302,832)	(1,395,866)

Net cash (used in) investing activities	(13,042,955)	(18,480,667)	(18,904,917)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	9,000,000	6,000,000	11,000,000
Payment of long-term debt and capital lease obligations	(13,141,465)	(9,530,082)	(8,833,644)
Cash dividends paid	(2,359,743)	(2,239,666)	(2,229,327)
Proceeds from stock options exercised - new shares issued	257,181	869,672	303,174
Proceeds from stock options exercised - treasury shares re-issued	—	6,275	—
Other treasury shares re-issued	27,970	28,880	51,829
Treasury shares acquired	(600,385)	—	—
Excess tax benefit from stock based compensation	(4,502)	168,277	—
Employee stock purchase plan	17,399	(11,786)	(39,342)

Net cash (used in) provided by financing activities	(6,803,545)	(4,708,430)	252,690

Net increase (decrease) in cash and equivalents	480,097	(494,146)	509,046
Cash and equivalents at beginning of year	321,200	815,346	306,300

Cash and equivalents at end of year	$801,297	$321,200	$815,346

Supplemental disclosures:
Interest paid	$2,614,651	$2,733,012	$2,875,337
Income taxes paid	4,916,684	5,456,622	5,792,020
Income tax refunds received	4,375	1,000,519	403
Lease transactions capitalized	—	243,305	600,873

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three years ended June 3, 2008

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at May 29, 2005	$7,505,176	$62,226,047	$—	$56,490,185	$(32,820,158)	$93,401,250
Net earnings for the year	—	—	—	9,159,765	—	9,159,765
Stock options exercised - new shares issued	16,754	286,420	—	—	—	303,174
Tax benefit from stock options exercised	—	34,088	—	—	—	34,088
Other treasury shares re-issued	—	24,098	—	—	27,731	51,829
Employee stock purchase plan	—	(39,342)	—	—	—	(39,342)
Cash dividends paid - $.44 per share	—	—	—	(2,229,328)	—	(2,229,328)

Balance at May 30, 2006	7,521,930	62,531,311	—	63,420,622	(32,792,427)	100,681,436
Net earnings for the year	—	—	—	9,267,556	—	9,267,556
SFAS No. 158 adjustment net of tax	—	—	(1,214,704)	—	—	(1,214,704)
Stock options exercised - new shares issued	46,750	822,922	—	—	—	869,672
Stock options exercised - treasury shares re-issued	—	1,800	—	—	4,475	6,275
Excess tax benefit from stock-based compensation	—	168,277	—	—	—	168,277
Stock-based compensation expense	—	313,835	—	—	—	313,835
Other treasury shares re-issued	—	12,465	—	—	16,415	28,880
Employee stock purchase plan	—	(11,786)	—	—	—	(11,786)
Cash dividends paid - $.44 per share	—	—	—	(2,239,666)	—	(2,239,666)

Balance at May 29, 2007	7,568,680	63,838,824	(1,214,704)	70,448,512	(32,771,537)	107,869,775
Net earnings for the year	—	—	—	5,946,211	—	5,946,211
Other comprehensive loss, net of tax	—	—	(777,811)	—	—	(777,811)
Stock options exercised - new shares issued	11,583	245,598	—	—	—	257,181
Excess tax benefit from stock-based compensation	—	(4,502)	—	—	—	(4,502)
Stock-based compensation expense	—	338,751	—	—	—	338,751
Treasury shares re-issued	—	15,829	—	—	12,141	27,970
Treasury shares acquired	—	—	—	—	(600,385)	(600,385)
Employee stock purchase plan	—	17,399	—	—	—	17,399
Cash dividends paid - $.46 per share	—	—	—	(2,359,743)	—	(2,359,743)

Balance at June 3, 2008	$7,580,263	$64,451,899	$(1,992,515)	$74,034,980	$(33,359,781)	$110,714,846

Comprehensive income:				June 3, 2008	May 29, 2007	May 30, 2006
Net earnings for the year				$5,946,211	$9,267,556	$9,159,765
Change in defined benefit pension plans, net of tax of $400,690				(777,811)	—	—

Comprehensive income				$5,168,400	$9,267,556	$9,159,765

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

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

The Company owns the trademark “Frisch’s” and has exclusive, irrevocable ownership of the rights to the “Big Boy” trademark, trade name and service marks within the states of Kentucky and Indiana, and in most of Ohio and Tennessee. All of the Frisch’s Big Boy restaurants also offer “drive-thru” service. The Company also licenses Big Boy restaurants to other operators, currently in certain parts of Ohio, Kentucky and Indiana. In addition, the Company operates a commissary and food manufacturing plant near its headquarters in Cincinnati, Ohio that services all Big Boy restaurants operated by the Company, and is available to supply restaurants licensed to others.

Consolidation Practices

The accompanying consolidated financial statements include the accounts of Frisch’s Restaurants, Inc. and all of its subsidiaries, prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Significant inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The fiscal year that ended June 3, 2008 (fiscal year 2008) consisted of 53 weeks. The fiscal years that ended May 29, 2007 (fiscal year 2007) and May 30, 2006 (fiscal year 2006) were 52 week years. However, fiscal year 2006 included an additional two days (366 days) to effect a change in the year end from the Sunday nearest to the last day of May to the nearest Tuesday.

The first quarter of each fiscal year presented herein contained sixteen weeks, while the last three quarters each contained twelve weeks, except for the fourth quarter of fiscal year 2008 which consisted of thirteen weeks and the fourth quarter of fiscal year 2006 which consisted of twelve weeks plus two days.

The fiscal year that will end on Tuesday, June 2, 2009 (fiscal year 2009) will be a 52 week (364 days) period.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use estimates and assumptions to measure certain items that affect the amounts reported. These judgments are based on knowledge and experience about past and current events, and assumptions about future events. Although management believes its estimates are reasonable and adequate, future events affecting them may differ markedly from current judgment. Significant estimates and assumptions are used to measure self-insurance liabilities, deferred executive compensation obligations, net periodic pension cost and future pension obligations, the carrying values of property held for sale and for long-lived assets including property and equipment, goodwill and other intangible assets.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

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

Receivables

Trade notes and accounts receivable are valued on the reserve method. The reserve balance was $30,000 at June 3, 2008 and May 29, 2007. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Accounting for Rebates

Cash consideration received from certain food vendors is treated as a reduction of cost of sales and is recognized in the same periods in which the rebates are earned.

Leases

Minimum scheduled payments on operating leases, including escalating rental payments, are recognized as rent expense on a straight-line basis over the term of the lease, including option periods that are considered as part of the lease term, as defined by Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. Contingent rentals, typically based on a percentage of restaurant sales in excess of a fixed amount, are expensed as incurred. SFAS 13 also requires rent expense to be recognized during that part of the lease term when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while a restaurant is being constructed on leased land. The Company does not typically receive leasehold incentives from landlords.

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

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for one new Big Boy restaurant building that was under construction as of June 3, 2008 totaled approximately $1,687,000. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for fiscal years 2008, 2007 and 2006 was $105,000, $38,000 and $126,000, respectively.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE A - ACCOUNTING POLICIES (continued)

As of June 3, 2008, the Company was under contracts totaling $1,650,000 to acquire two sites for future Big Boy development. In addition, the Company continues to occupy five Big Boy restaurant facilities under month-to-month arrangements pending the acquisition of the properties from the landlord pursuant to certain provisions contained in the respective lease agreements. The purchase prices are the subject of litigation between the Company and the landlord (see Litigation in Note H – Commitments and Contingencies).

The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet. Certain surplus property, including two Big Boy restaurants that ceased operations near the end of fiscal year 2008, is classified as “Property held for sale” in the consolidated balance sheet, which is stated at the lower of cost or market. Market values are generally determined by real estate brokers and/or management’s judgment.

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

Impairment of Assets

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be the primary indicator of potential impairment of assets. Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the net realizable values of the assets. Net realizable values are generally determined by estimates provided by real estate brokers and/or the judgment of management based upon its experience in disposing of unprofitable restaurant properties.

The most recent impairment test was completed at the end of the fourth quarter of fiscal year 2008. The test determined that three Golden Corral restaurant locations have sustained significant cash flow losses, and that an impairment charge was necessary to reflect the fact that the carrying values of the three locations exceeded expected future cash flows to be generated by the underlying assets. A non-cash pretax charge of $4,565,000 was recorded in the fourth quarter of fiscal year 2008 to lower the carrying values. The Company continues to operate the three impaired restaurants. The total charge reflected in the consolidated statement of earnings includes impairment losses of intangible assets associated with unamortized initial franchise fees relating to the three impaired Golden Corral restaurants (see Goodwill and Other Intangible Assets, Including Licensing Agreements elsewhere in Note A – Accounting Policies).

No significant impairment losses were recorded during any of the other periods presented in the accompanying consolidated financial statements.

Restaurant Closing Costs

Any liabilities associated with exit or disposal activities are recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146) “Accounting for Obligations Associated with Disposal Activities.” SFAS 146 requires that liabilities be recognized for exit and disposal costs only when the liabilities are incurred, rather than upon the commitment to an exit or disposal plan. Its application has not materially affected the Company’s financial statements in any of the periods presented in the accompanying consolidate financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE A - ACCOUNTING POLICIES (continued)

Statement of Financial Accounting Standards No. 143 (SFAS 143) “Accounting for Asset Retirement Obligations,” is applicable to legal obligations associated with the retirement of certain tangible long-lived assets. Its application has not materially affected the Company’s financial statements in any of the periods presented. Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), requires that conditional obligations be included in the definition of an asset retirement obligation under SFAS 143 and therefore requires current recognition if fair value is reasonably estimable. The application of FIN 47 has had no material effect on the Company’s financial statements.

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of June 3, 2008 and May 29, 2007, the carrying amount of goodwill acquired in prior years was $741,000. Acquired goodwill is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred.

Other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company opens. Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant. This equates to $85,000 per year in each of the next five years for the 35 Golden Corral restaurants that were in operation as of June 3, 2008, net of three impaired Golden Corral restaurants (see below). Amortization for fiscal years 2008, 2007 and 2006 was $93,000, $91,000 and $91,000, respectively.

Intangible assets having a finite useful life are subject to amortization, and are tested annually for impairment. The test completed at the end of the fourth quarter of fiscal 2008 resulted in an impairment charge of $95,000 to write-off the remainder of unamortized initial franchise fees associated with three impaired Golden Corral restaurants (see Impairment of Assets elsewhere in Note A – Accounting Policies).

The Company’s development agreement with Golden Corral franchising Systems, Inc. was amended during fiscal year 2008. The amendment terminated the Company’s rights to develop sixteen of the remaining 28 Golden Corral restaurants that had been covered by the agreement, resulting in a write-off of development fees totaling $160,000.

The remaining balance of other intangible assets, including fees paid for future Golden Corral restaurants, is not currently being amortized because these assets have indefinite or as yet to be determined useful lives. An analysis of other intangible assets follows:

	2008	2007
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,280	$1,360
Less accumulated amortization	(494)	(427)

Carrying amount of Golden Corral initial franchise fees subject to amortization	786	933

Current portion of Golden Corral initial franchise fees subject to amortization	(85)	(91)
Golden Corral fees not yet subject to amortization	135	320
Other	56	54

Total other intangible assets	$892	$1,216

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE A - ACCOUNTING POLICIES (continued)

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to operations as incurred.

Revenue Recognition

Revenue from restaurant operations is recognized upon the sale of products as they are sold to customers. All sales revenue is recorded on a net basis, which excludes sales tax collected from sales and sales tax remitted from costs. Revenue from the sale of commissary products to Big Boy restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on sales of Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, which ordinarily occurs upon the execution of the license agreement in consideration of the Company’s services to that time.

Revenue from the sale of gift cards is deferred for recognition until redeemed by the customer, as service fees are assessed or the card otherwise expires. Except where prohibited by law, recognition of previously deferred revenue from cards without allowances for service fees and paper gift certificates (no longer issued by the Company) occurs when the probability is remote that customers will demand full performance.

Advertising

Advertising costs are charged to expense as incurred. Advertising expense for fiscal years 2008, 2007 and 2006 was $7,045,000, $6,817,000 and $6,740,000, respectively.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred:

	2008	2007	2006
	(in thousands)
Golden Corral	$229	$95	$1,124
Big Boy	408	443	291

	$637	$538	$1,415

Benefit Plans

The Company has two qualified defined benefit pension plans covering all of its eligible employees. Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least the minimum annual amount sufficient to satisfy legal funding requirements. Additional tax-deductible amounts may also be contributed if deemed advisable under the circumstances. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future (see Note F – Pension Plans). Hourly restaurant employees hired after December 31, 1998 are ineligible to participate in the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan (the hourly plan), a defined contribution plan, with a matching 40 percent employer cash contribution. The Company’s match vests on a scale based on length of service.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE A - ACCOUNTING POLICIES (continued)

The executive officers of the Company and certain other “highly compensated employees” (HCE’s) are disqualified from participation in the Company’s 401(k) savings plan (the salaried plan), a defined contribution plan that has a ten percent matching employer cash contribution with immediate vesting. A non-qualified savings plan—Frisch’s Executive Savings Plan (FESP)—provides a means by which the HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s salary into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first ten percent of salary deferred at a rate of ten percent for deferrals into mutual funds, while a fifteen percent match is added to deferrals into common stock. Although the Company owns the mutual funds until the retirement of the participants, the funds are invested at the direction of the participants. The common stock is a “phantom investment” that may be paid in actual shares or in cash upon retirement of the participants. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the consolidated balance sheet.

The Company also has an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that was originally intended to provide a supplemental retirement benefit to the HCE’s whose benefits under the qualified defined benefit pension plans were reduced when their compensation exceeded Internal Revenue Code imposed limitations or when elective salary deferrals were made to FESP. In 2000, HCE’s became ineligible to be credited with additional benefits for service under the qualified defined benefit pension plans and the SERP (interest continues to accrue). Comparable pension benefits are provided through a non-qualified Nondeferred Cash Balance Plan (see Note F – Pension Plans).

FESP assets are the principal components of “Other long-term assets” in the consolidated balance sheet, along with the value, if any, of pension plan assets in excess of projected benefit obligations (see Note F – Pension Plans).

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

2008	2007	2006
(in thousands)
$353	$828	$931

The vast improvements in claims experience have allowed lower rates to be used to accrue the initial self-insurance liabilities. The lower rates were implemented in fiscal year 2006, which should effect a continuation in the trend of reducing the size of total annual adjustments.

Fair Value of Financial Instruments

The carrying values of financial instruments approximate fair value. The Company does not use derivative financial instruments.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE A - ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are provided on all items included in the consolidated statement of earnings regardless of when such items are reported for tax purposes (see Note D – Income Taxes).

New Accounting Pronouncements

The Financial Accounting Standards Board’s (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” provides guidance for recognition and measurement on financial statements of tax positions taken in tax returns or expected to be taken on a future tax return. The Company adopted the provisions of FIN 48 effective May 30, 2007 (fiscal year 2008), as required. No cumulative effect adjustment to retained earnings resulted from the adoption of FIN 48 and there was no material change in the amount of unrecognized tax benefits. The Company does not expect that any changes that may occur in the amount of unrecognized tax benefits would have a significant impact on its financial position and results of operations.

Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” is effective for fiscal years beginning after November 15, 2007 (fiscal year 2009). In addition to defining fair value, SFAS 157 provides a framework for the measurement of fair value and expands disclosure requirements about fair value measurements. Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities,” is also effective for fiscal years beginning after November 15, 2007 (fiscal year 2009). It provides an option of whether to report selected financial assets and liabilities at fair value. The fiscal year 2009 adoption of SFAS 157 and SFAS 159 is not expected to have a material impact on the Company’s financial position and results of operations.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material impact is anticipated on the financial statements as a result of future adoption.

NOTE B - LONG-TERM DEBT

	2008		2007
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$4,500	$—	$—
Term Loans	7,796	18,827	8,826	23,111
Revolving Credit Loan	—	—	2,000	—
Bullet Loan	1,009	890	949	1,899

	$8,805	$24,217	$11,775	$25,010

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE B - LONG-TERM DEBT (continued)

The portion payable after one year matures as follows:

	2008	2007
	(in thousands)
Period ending in 2009	$—	$8,443
2010	11,082	6,100
2011	5,194	4,657
2012	3,813	3,241
2013	2,461	1,935
2014	1,335	634
Subsequent to 2014	332	—

	$24,217	$25,010

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

The Facility is subject to a commitment fee of .25 percent of the unused amount. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan amortized over a period not to exceed seven years. The September 2007 amendment allows outstanding balances that are converted to Term Loans after September 2007 to be amortized over a period between seven and twelve years as selected by the Company. The amendment also affords the Company with an option to extend the amortization period once during the term of any Term Loan that is initiated after September 2007. Upon conversion, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

As of June 3, 2008, the aggregate outstanding balance under the Facility was $31,123,000, consisting of $26,623,000 in Term Loans plus $4,500,000 in the Construction Phase, and $10,500,000 remained available to be borrowed. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.10 percent, and are being repaid in 84 equal monthly installments of principal and interest aggregating $875,000, expiring in various periods ranging from July 2008 through November 2014. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. As of June 3, 2008, the variable rate of interest on the $4,500,000 balance in the Construction Phase was 3.95 percent. Any outstanding Construction Phase Loan that has not been converted into a Term Loan by September 1, 2010 shall mature and be payable in full at that time, as extended by the September 2007 amendment.

The Bullet Loan was converted into a term loan effective March 15, 2007. The provisions of the term loan require 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate. The loan is secured by mortgages covering the real property of two Golden Corral restaurants having an approximate book value of $4,101,000 as of June 3, 2008.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE B - LONG-TERM DEBT (continued)

The Revolving Credit Loan is an unsecured line of credit that allows for borrowing of up to $5,000,000 to fund temporary working capital needs through September 1, 2010, as extended by the September 2007 amendment. As of June 3, 2008, the balance on the loan had been reduced to zero, as the loan agreement requires a 30 consecutive day out-of-debt period each year. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. The loan is subject to a .25 percent unused commitment fee. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly.

These loan agreements contain covenants relating to cash flows, debt levels, capitalization changes, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of June 3, 2008. Compensating balances are not required by any of these loan agreements.

NOTE C - LEASED PROPERTY

The Company’s policy is to own its restaurant properties whenever possible, however, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to twenty years, and/or have favorable purchase options. As of June 3, 2008, 28 restaurants were in operation on non-owned premises, which are covered by 30 lease agreements consisting of 25 operating leases (seventeen are for Big Boy operations and eight are for Golden Corral operations) and five month-to-month arrangements. The five month-to-month arrangements are for Big Boy restaurant facilities, where the capital leases reached their normal expirations during fiscal year 2008. Two of the month-to-month locations also have separate ground lease obligations. All five of these facilities are continuing to be occupied on a month-to-month basis until the Company acquires the properties from the landlord pursuant to certain provisions contained in the respective leases. The purchase prices are the subject of litigation. Residual value guarantees on the five leases aggregating $2,101,000 are included as a current liability in the consolidated balance sheet as of June 3, 2008 under the caption “accrued expenses.”

Office space is occupied under an operating lease that expires during fiscal year 2013, with renewal options available through fiscal year 2023. A purchase option is available in 2023 to acquire the office property in fee simple. Delivery and other equipment is held under capitalized leases expiring during various periods through fiscal year 2013.

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	2008	2007
	(in thousands)
Restaurant facilities	$—	$3,496
Equipment	1,558	1,558

	1,558	5,054
Less accumulated amortization	(760)	(3,910)

	$798	$1,144

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE C - LEASED PROPERTY (continued)

Rent expense under operating leases and month-to-month arrangements consists of:

	2008	2007	2006
	(in thousands)
Minimum rentals	$2,094	$2,056	$2,040
Contingent payments	56	49	51

	$2,150	$2,105	$2,091

Future minimum lease payments under capitalized leases and operating leases are summarized below:

Fiscal year ending in:	Capitalized leases	Operating leases
	(in thousands)
2009	$300	$1,867
2010	278	1,731
2011	262	1,550
2012	149	1,575
2013	13	1,489
2014 to 2027	—	14,539

Total	1,002	$22,751

Amount representing interest	(122)

Present value of obligations	880
Portion due within one-year	(243)

Long-term obligations	$637

Not included in the above table is a secondary liability for the performance of a ground lease that the Company has assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

NOTE D – INCOME TAXES

The variations between the statutory Federal rate and the effective rate are summarized as follows:

	Percent of pretax earnings
	2008	2007	2006
Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(10.5)	(5.8)	(4.5)
State and municipal income taxes - Current and deferred (net of Federal tax benefit)	4.5	3.2	2.8
Other	2.8	(.0)	(.2)

Effective rate	30.8	31.4	32.1

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE D - INCOME TAXES (continued)

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax asset (liability) were as follows:

	2008	2007
	(in thousands)
Deferred compensation	$854	$850
Compensated absences	876	865
Stock-based compensation	189	107
Impairment of assets	1,584	—
Self insurance	418	580
Lease transactions	402	363
Other	208	233

Total deferred tax assets	4,531	2,998

Depreciation	(3,091)	(3,966)
Pension	(49)	(525)
Other	(469)	(458)

Total deferred tax liabilities	(3,609)	(4,949)

Net deferred tax asset (liability)	$922	$(1,951)

Taxes paid (net of refunds) during fiscal years 2008, 2007 and 2006 were $4,912,000, $4,456,000 and $5,792,000, respectively.

The Company adopted the provisions of FIN 48 (see New Accounting Pronouncements in Note A – Accounting Policy) effective May 30, 2007 (fiscal year 2008) with no cumulative effect adjustment to retained earnings and there was no material change in the amount of unrecognized tax benefits.

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

Three years ended June 3, 2008

NOTE E - CAPITAL STOCK (continued)

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

Options to purchase shares of the Company’s common stock permit the holder to purchase a fixed number of shares at a fixed price. When options are granted, the Committee determines the number of shares subject to the option, the term of the option, which may not exceed ten years, the time or times when the option will become exercisable and the price per share that a participant must pay to exercise the option. No option will be granted with an exercise price that is less than 100 percent of fair market value on the date of the grant. The option price and obligatory withholding taxes may be paid pursuant to a “cashless” exercise/sale procedure involving the simultaneous sale by a broker of shares covered by the option.

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

As of June 3, 2008, options to purchase 175,000 shares had been cumulatively granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer (CEO). The Committee has determined that outstanding options belonging to the CEO vest six months from the date of the grant, while outstanding options granted to other key employees vest in three equal annual installments. The Committee has further determined that outstanding options granted to non-employee members of the Board of Directors vest one year from the date of the grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

As of June 3, 2008, 658,584 shares remain available to be optioned, including 33,500 shares granted that were subsequently forfeited, which are again available to be granted in accordance with the “Re-use of Shares” provision of the Plan. There were 130,505 options outstanding as of June 3, 2008.

No other awards—stock appreciation rights, restricted stock awards, unrestricted stock awards or performance awards—had been granted under the 2003 Stock Option and Incentive Plan as of June 3, 2008.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE E - CAPITAL STOCK (continued)

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. Stock appreciation rights are not provided for under the Amended Plan. The Amended Plan is in full compliance with the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code. As of June 3, 2008, 6,204 shares remained available to be optioned. Of the 556,228 cumulative shares optioned through June 3, 2008, 274,565 remain outstanding, including 211,478 of which belong to the CEO.

All outstanding options under the 1993 Stock Option Plan, or the Amended Plan, were granted at fair market value and expire ten years from the date of grant. Outstanding options to the CEO vested in six months, while options granted to non-employee directors vested after one year. Outstanding options granted to other key employees vested in three equal annual installments.

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of June 3, 2008:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	395,487	$20.05
Granted	45,250	$30.59
Exercised	(11,583)	$22.20
Forfeited or expired	(24,084)	$25.72

Outstanding at end of year	405,070	$20.83	5.22 years	$2,694

Exercisable at end of year	345,555	$19.47	4.63 years	$2,656

The intrinsic value of stock options exercised during fiscal years 2008, 2007 and 2006 was $83,000, $494,000 and $100,000, respectively.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE E - CAPITAL STOCK (continued)

Stock Options outstanding and exercisable as of June 3, 2008 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are as follows:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$8.31 to $13.00	66,062	$10.57	1.97 years
$13.01 to $18.00	49,667	$13.79	3.06 years
$18.01 to $24.20	137,917	$20.45	5.25 years
$24.21 to $31.40	151,424	$27.96	7.32 years

$8.31 to $31.40	405,070	$20.83	5.22 years

Exercisable:
$8.31 to $13.00	66,062	$10.57	1.97 years
$13.01 to $18.00	49,667	$13.79	3.06 years
$18.01 to $24.20	136,750	$20.42	5.23 years
$24.21 to $31.40	93,076	$27.41	6.47 years

$8.31 to $31.40	345,555	$19.47	4.63 years

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. Through April 30, 2008, (latest available data), 130,171 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2008, the custodian held 35,098 shares on behalf of employees.

Frisch’s Executive Savings Plan

A total of 58,492 common shares (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of June 3, 2008, 41,027 shares remained in the reserve, including 6,430 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE E - CAPITAL STOCK (continued)

Treasury Stock

As of June 3, 2008, the Company’s treasury held 2,470,332 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through January 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

In January 2008, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two-year period that expires January 28, 2010. Through June 3, 2008, the Company had acquired 25,474 shares under the program at a cost of approximately $600,000.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
June 3, 2008	5,129,362	$1.16	98,549	5,227,911	$1.14
May 29, 2007	5,090,960	1.82	124,500	5,215,460	1.78
May 30, 2006	5,067,115	1.81	93,148	5,160,263	1.78

Stock options to purchase 91,000, 60,000 and 143,000 shares respectively in the fiscal years 2008, 2007 and 2006 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Share-Based Payment (Compensation Cost)

The Company adopted Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), “Share-Based Payment” on May 31, 2006 (fiscal year 2007). SFAS 123 (R) requires the fair value of stock options granted to be recognized as compensation cost. It applies to all awards granted on or after the adoption date, with compensation cost based on the fair value of the award on the date of the grant. The cost is recognized in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. In addition, because the Company elected the modified prospective application transition method in adopting SFAS 123 (R), compensation cost is also recognized for the portion of outstanding options vesting in the period that were granted prior to, but not yet vested as of the adoption date, based on the fair value of those awards as was calculated under the original provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation” and the pro forma disclosures under Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure.”

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE E - CAPITAL STOCK (continued)

Compensation costs arising from stock options granted are shown below. Results for fiscal year 2006 have not been restated.

	Fiscal year ended
	June 3, 2008	May 29, 2007
	(in thousands)
Charged to administrative and advertising expense	$339	$314
Tax benefit	104	107

Total share-based compensation cost, net of tax	$235	$207

Effect on basic earnings per share	$.05	$.04

Effect on diluted earnings per share	$.04	$.04

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, the same method used to value options granted prior to May 31, 2006 for pro forma disclosures. The weighted average fair value of options granted respectively during fiscal years 2008 and 2007 was $8.39 and $6.38, developed with the following assumptions:

	Fiscal year ended
	June 3, 2008	May 29, 2007
Dividend yield	1.50%	1.80%
Expected volatility	27%	25%
Risk free interest rate	4.24%	4.56%
Expected lives	5 years	5 years

Dividend yield is based on the Company’s current dividend yield, which is considered the best estimate of projected dividend yields within the contractual life of the options. Expected volatility is based on the historical volatility of the Company’s stock using the month end closing price of the previous five years. Risk free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. Expected life represents the period of time the options are expected to be outstanding based on historical exercise behavior.

As of June 3, 2008, there was $204,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of .85 years.

SFAS 123 (R) also requires compensation cost to be recognized in connection with the Company’s Employee Stock Purchase Plan (see Employee Stock Purchase Plan described elsewhere in Note E – Capital Stock). During fiscal years 2008 and 2007, $45,000 and $42,000 was respectively charged to compensation costs relating to the Plan.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE E - CAPITAL STOCK (continued)

Prior to May 31, 2006, the Company accounted for stock options using the intrinsic value method of measuring compensation expense prescribed by Accounting Principles Board Opinion No. 25 (APB 25), as permitted by SFAS 123. No stock based employee compensation cost was included in net income, as all options granted had an exercise price equal to the market value of the stock on the date of the grant. In accordance with SFAS 148, the following table presents the pro forma effect on net income and earnings per share if the Company had accounted for stock options using the fair value recognition provisions of SFAS 123 during fiscal year 2006:

Fiscal year ended May 30, 2006
(in thousands, except per share data)
Net Income, as reported	$9,160
Deduct: total stock-based employee compensation expense determined under fair value based method for all grants, net of tax effects	285

Pro forma net income	$8,875

Earnings per share
Basic – as reported	$1.81
Basic – pro forma	$1.75

Diluted – as reported	$1.78
Diluted – pro forma	$1.72

The estimated pro forma stock-based employee compensation expense used in the above table was determined using the modified Black-Scholes option pricing model with the following weighted average assumptions:

Fiscal year ended May 30, 2006
Dividend yield	1.80%
Expected volatility	26%
Risk free interest rate	3.87%
Expected lives	5 years
Weighted average fair value of options granted	$6.19

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE F - PENSION PLANS

As discussed more fully under Benefit Plans in Note A – Accounting Policies, the Company sponsors two qualified defined benefit plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The accounting for all three retirement plans is summarized in the following tables.

Effective May 29, 2007 (the last day of fiscal 2007), the Company adopted Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit pension plans to be recorded as an asset or liability in the consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes a projection of future salary increases. It also requires actuarial gains and losses, prior service costs or credits and transition obligations, if any, that have not yet been recognized to be recorded in Accumulated Other Comprehensive Income (AOCI).

The measurement dates in the following tables are June 3, 2008 and May 29, 2007.

	(in thousands)
Change in benefit obligation	2008	2007
Projected benefit obligation at beginning of year	$26,066	$25,767
Service cost	1,584	1,523
Interest cost	1,633	1,654
Actuarial (gain)/loss	(1,564)	(541)
Gross benefits paid	(1,636)	(2,288)
Settlements	(15)	(49)

Projected benefit obligation at end of year	$26,068	$26,066

Accumulated benefit obligation at end of year	$22,470	$21,849

	(in thousands)
Change in the plans’ assets	2008	2007
Fair value of plan assets at beginning of year (a)	$27,610	$24,736
Actual return (loss) on plan assets	(761)	4,163
Employer contributions (b)	1,015	1,049
Gross benefits paid	(1,636)	(2,289)
Settlements	(15)	(49)

Fair value of plan assets at end of year (a)	$26,213	$27,610

(a)	No portion of plan assets has been invested in shares of the Company’s common stock.
(b)	Employer contributions shown for 2008 and 2007 include $15,000 and $49,000 respectively, attributed to the unfunded SERP.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE F - PENSION PLANS (continued)

	(in thousands)
Funded status at end of year	2008	2007
Fair value of plan assets	$26,213	$27,610
Projected benefit obligations	26,068	26,066

Funded status at end of year	$145	$1,544

Amount recognized at end of year	$145	$1,544

	(in thousands)
Funded status recognized in the consolidated balance sheet	2008	2007
Non-current asset	$391	$1,757
Current liability	—	(24)
Non-current liability	(246)	(189)

	$145	$1,544

	(in thousands)
Pretax amounts recognized in AOCI	2008	2007
Net actuarial loss / (gain)	$2,958	$1,762
Prior service cost / (credit)	61	78

	$3,019	$1,840

The estimated amounts that will be amortized from AOCI into net periodic pension cost in fiscal year 2009 are as follows:

(in thousands)
Actuarial loss / (gain)	$256
Prior service cost / (credit)	17

$273

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE F - PENSION PLANS (continued)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at the measurement date were as follows:

	(in thousands)
	2008	2007
Projected benefit obligation at end of year	$23,104	$213
Fair value of plan assets at end of year	22,857	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at the measurement date were as follows:

	(in thousands)
	2008	2007
Projected benefit obligation at end of year	$188	$213
Accumulated benefit obligation at end of year	188	213
Fair value of plan assets at end of year	—	—

	(in thousands)
Net periodic pension cost components	June 3, 2008	May 29, 2007	May 30, 2006
Service cost	$1,585	$1,524	$1,542
Interest cost	1,633	1,654	1,558
Expected return on plan assets	(2,215)	(1,955)	(1,964)
Amortization of prior service cost	17	29	70
Recognized net actuarial (gain)/loss	217	453	456
Settlement (gain)/loss	—	5	—

Net periodic pension cost	$1,237	$1,710	$1,662

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pretax) during the year ended June 3, 2008:

(in thousands)
Actuarial (gain) / loss	$1,413
Amortization of actuarial gain / (loss)	(217)
Amortization of prior service credit / (cost)	(17)
—

Total recognized in other comprehensive income	$1,179

Total recognized in net periodic pension cost and other Comprehensive income	$2,416

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE F - PENSION PLANS (continued)

Weighted average assumptions	June 3, 2008	May 29, 2007	May 30, 2006
Discount rate—net periodic pension cost	6.00%	6.25%	6.00%
Discount rate—projected benefit obligation	6.50%	6.00%	6.25%
Rate of compensation increase—net periodic pension cost	4.50%	4.50%	4.50%
Rate of compensation increase—projected benefit obligation	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.50%

The Company determines its discount rate by looking at the plans’ projected benefit payments in the future and matching those to spot rates based on yields of high-grade corporate bonds. A single discount rate is chosen, rounded to the nearest 25 basis points, that produces the same present value as the various spot rates.

To determine the expected return on plan assets, the Company looks at the target asset allocation of the plans’ trust and determines the expected return on each asset class. The expected returns for each asset class are combined and rounded to the nearest 25 basis points to determine the overall expected return on assets. The expected rate of return will remain at 8.0 percent for fiscal year 2009.

The objectives of the committee that sets investment policy for pension assets include holding, protecting and investing the assets prudently. The committee has determined that plan assets should be invested using long-term objectives, since the plan is intended to fund current and future benefits for participants and beneficiaries. Equity securities have provided the highest historical return to investors over extended time horizons. Thus, the bulk of the plans’ assets are held in equity securities. Prudent investment strategies also call for a certain portion of the plan assets to be held in fixed return instruments. Although not prohibited from doing so, the committee has chosen not to invest the plan assets in the common stock of the Company.

Target and actual pension plan assets are summarized as follows:

		Actual Allocations
Asset Category	Target	2008	2007
Equity securities	70%	70%	70%
Fixed income	25%	28%	28%
Cash equivalents	5%	2%	2%

Total	100%	100%	100%

The Company anticipates contributing an estimated $1,000,000 to the two qualified defined benefit plans during fiscal year 2009. Contributions to the SERP are made as participants retire in an amount equal to the participants’ actual benefit payments.

The following estimated future benefit payments for all three plans, which reflect expected future service, as appropriate, are expected to be paid in the fiscal years indicated:

(in thousands)
2009	$1,740
2010	817
2011	1,255
2012	1,371
2013	1,310
2014-2018	10,545

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE F - PENSION PLANS (continued)

Compensation expense (not included in the above tables) relating to the Nondeferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) is equal to the amounts contributed to the Plan—$219,000 in fiscal year 2008, $308,000 in fiscal year 2007 and $367,000 in fiscal year 2006.

In addition, in June 2006, the Board of Directors voted to amend the employment contract of the President and Chief Executive Officer (CEO) to delete the provision for annual awards of stock options to be granted when certain levels of pretax earnings are achieved. In its place, a new incentive was added allowing additional annual contributions to be made to the trust established for the benefit of the CEO under the Company’s Nondeferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) when certain levels of pretax earnings are achieved. Based on the Company’s pretax earnings, zero, $48,000 and $46,000, respectively, was included in the CEO’s incentive compensation for fiscal years 2008, 2007 and 2006.

The Company also sponsors two 401(k) plans and a non-qualified Executive Savings Plan for certain highly compensated employees who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In fiscal years 2008, 2007 and 2006, matching contributions to the 401(k) plans amounted to $167,000, $157,000 and $156,000, respectively, while matching contributions to the Executive Savings Plan were $26,000, $24,000 and $23,000, respectively over the same fiscal years.

The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE G - SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	2008	2007	2006
	(in thousands)
Sales
Big Boy	$194,156	$188,563	$187,093
Golden Corral	105,406	101,371	103,875

	$299,562	$289,934	$290,968

Earnings (loss) before income taxes
Big Boy	$21,466	$22,834	$22,595
Opening expense	(408)	(443)	(291)

Total Big Boy	21,058	22,391	22,304

Golden Corral	63	(123)	507
Opening expense	(229)	(96)	(1,124)
Impairment of long-lived assets	(4,660)	—	—

Total Golden Corral	(4,826)	(219)	(617)

Total restaurant level profit	16,232	22,172	21,687

Administrative expense	(7,086)	(7,484)	(7,237)
Franchise fees and other revenue	1,278	1,254	1,250
Gains on asset sales	524	250	568

Operating Profit	10,948	16,192	16,268

Interest expense	(2,360)	(2,672)	(2,771)

	$8,588	$13,520	$13,497

Depreciation and amortization
Big Boy	$7,996	$7,805	$7,743
Golden Corral	6,019	5,839	5,382

	$14,015	$13,644	$13,125

Capital expenditures
Big Boy	$11,045	$14,867	$11,558
Golden Corral	3,601	3,721	7,538

	$14,646	$18,588	$19,096

Identifiable assets
Big Boy	$94,276	$94,011	$87,709
Golden Corral	77,784	85,248	87,574

	$172,060	$179,259	$175,283

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 3, 2008

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $2,763,000, $2,373,000, $2,147,000, $2,147,000 and $2,081,000 respectively, for fiscal years 2009, 2010, 2011, 2012 and 2013. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) In July 2002, the general contractor that built the defective building filed a demand for arbitration against the Company seeking $294,000 plus interest, fees, and costs it claimed were owed by the Company under the construction contract. The Company denied the claim and filed a counterclaim against the general contractor that alleged defective construction and claimed damages, lost profits, interest and costs, in an amount exceeding $1,000,000. In August 2006, the arbitration panel that heard the case awarded the Company $538,000 and denied the general contractor’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company was entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. The general contractor also filed a Motion to Modify, which alleged that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the local court system to confirm the arbitration panel’s original award. The general contractor responded by filing a Motion with the same court to vacate the award. In April 2007, the court granted the Company’s Application and entered a judgment of $563,000 in favor of the Company; the general contractor’s Motion to vacate was denied. The general contractor filed a Notice of Appeal in May 2007 and was required to issue a bond in the sum of $635,000 to secure a stay of the Company’s execution on the judgment during the appeal process. Oral arguments were heard on April 15, 2008. The court’s decision has yet to be rendered.

In April 2008, the Company filed five separate lawsuits against the lessor of five properties on which the Company operates five Big Boy restaurants. The Company’s complaints claim breach of contract and ask for declaratory relief and specific performance to force the lessor to allow the Company to purchase the underlying properties for certain amounts that are specified in the lease agreements, which taken together amount to $2,471,540. The lessor claims that the Company must purchase the properties for a larger amount based upon alternative values in the lease Agreements and market appraisal values. The parties are currently engaged in discovery and trial dates have not been set.

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

Three years ended June 3, 2008

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

An outstanding letter of credit for $100,000 is maintained by the Company in support of its self-insurance program. The Company has issued no other outstanding letters of credit.

As of June 3, 2008, the Company operated 28 restaurants on non-owned properties. (See Note C – Leased Properties.) Certain of the leases provide for contingent rent payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

These three restaurants pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $4,985,000, $4,941,000 and $4,947,000 respectively, in fiscal years 2008, 2007 and 2006. The amount owed to the Company from these restaurants was $102,000 and $104,000 respectively, as of June 3, 2008 and May 29, 2007. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

The Chairman of the Board of Directors (Jack C. Maier, deceased February 2005) from 1970 to 2005 had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company, commenced on March 1, 2005. On March 1, 2008, the monthly payment was increased to $18,744 from $18,368 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation approximating $1,130,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $153,000 is included in current liabilities in the consolidated balance sheet.

QUARTERLY RESULTS (UNAUDITED)

QUARTERLY EARNINGS

	Year Ended June 3, 2008 (Fiscal 2008)				Year Ended May 29, 2007 (Fiscal 2007)
	(in thousands, except per share data)				(in thousands, except per share data)
	Sales	Operating profit (loss)	Net earnings (loss)	Diluted net earnings (loss) per share	Sales	Operating profit	Net earnings	Diluted net earnings per share

1st Quarter	$89,526	$4,346	$2,450	$0.47	$88,248	$4,262	$2,272	$0.44
2nd Quarter	69,213	3,767	2,168	0.41	68,268	4,865	2,808	0.54
3rd Quarter	66,619	3,547	2,066	0.40	65,452	3,518	1,916	0.37
4th Quarter	74,204	(712)	(738)	(0.14)	67,966	3,547	2,272	0.43

Total	$299,562	$10,948	$5,946	$1.14	$289,934	$16,192	$9,268	$1.78

The first quarter of each year contained sixteen weeks. The second and third quarters of each year contained twelve weeks. The fourth quarter of fiscal 2008 contained thirteen weeks compared with twelve weeks in fiscal 2007.

The fourth quarter of fiscal 2008 included an impairment loss of $3,225,000, net of tax, resulting from the determination that three Golden Corral restaurants had impaired assets.

The fourth quarters of fiscal 2008 and fiscal 2007 include credits to income tax expense of $120,000 and $280,000 respectively, to reflect the actual effective tax rate for the years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Effectiveness of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 3, 2008, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s annual report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act rules 240.13a-15 or 240.15d-15) during the fourth quarter ended June 3, 2008 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9A(T). Controls and Procedures

Not applicable.

Item 9B. Other Information

None.

PART III

(Items 10 through 13)

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. The Code of Ethics is available on the Company’s web site at www.ir.frischs.com in the “Investor Relations” section under “Corporate Governance.” To receive a printed copy of the Code of Ethics at no cost, please contact Donald H. Walker, Chief Financial Officer, Frisch’s Restaurants, Inc. 2800 Gilbert Avenue, Cincinnati, Ohio 45206 – 1206. Email requests may be made to cfo@frischs.com. Also, any amendments to or waivers from the Code of Ethics will be disclosed on the Company’s web site within five business days following the date of amendment or waiver. There were no waivers of the Code of Ethics during the fiscal year ended June 3, 2008.

The information required by this item regarding executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

All other information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item not otherwise disclosed below is incorporated by reference to the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders.

Equity Compensation Plan Information

as of June 3, 2008

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:

1993 Stock Option Plan	274,565	$18.13	6,204

2003 Stock Option and Incentive Plan	130,505	$26.50	658,500

Total	405,070	$20.83	664,704

Equity compensation plans not approved by security holders:

Executive Savings Plan (1)			41,027

Senior Executive Bonus Plan (2)

CEO Employment Agreement (3)

Total	405,070	$20.83	705,731

(1)	Frisch’s Executive Savings Plan

The Frisch’s Executive Savings Plan (FESP) was established in November 1993, to provide a means for certain management employees who are disqualified from participating in the Frisch’s Employee 401(k) Savings Plan, to participate in a similarly designed non-qualified plan. Under the FESP, an eligible employee may choose to defer up to 25 percent of his or her salary, which may be invested in mutual funds or in Common Stock of the Company. For employees who choose to invest in the Company’s Common Stock, the Company adds a fifteen percent matching contribution of Common Stock to the employee’s account, but only on the first ten percent of salary deferred. Upon an employee’s retirement, the Company has the option to issue to the employee the shares of Common Stock allocated to that employee or to pay to the employee the fair market value of the Common Stock allocated to him or her in cash. A reserve of 58,492 shares of Common Stock (as adjusted for changes in capitalization in earlier years) was established for issuances under the FESP when it was established in 1993. Since its inception, participants have cumulatively redeemed 17,465 shares through June 3, 2008. The current reserve balance of 41,027 shares contains 6,430 shares (including 2,462 shares allocated during the year ended June 3, 2008) that have been allocated but not issued to active plan participants.

(2)	Senior Executive Bonus Plan

Under the Company’s Senior Executive Bonus Plan effective June 2, 2003, certain executive officers and other key employees are entitled to earn annual bonuses of up to 40 percent of their annual salary. Each employee’s bonus is determined by a formula that takes into account (1) the extent to which the individual’s performance goals established prior to the beginning of the fiscal year are met, and (2) the Company’s pre-tax consolidated earnings for the fiscal year, as a percentage of total revenue (adjusted to exclude certain revenue, if any, not related to the Company’s food service operations). No incentive bonus is paid to any eligible employees unless pre-tax consolidated earnings of the Company are at least four percent of revenues. In order to receive the maximum bonus permissible under the plan, an employee must fully meet his or her individual performance goals and pre-tax consolidated earnings of the Company must equal or exceed seven percent of revenues. Of the total bonus earned by each employee, ten percent is paid in shares of the Company’s Common Stock and the remainder is paid in cash. For the fiscal year ended June 3, 2008, 266 shares of Common Stock were issued to employees pursuant to the plan. If all eligible employees under the Senior Executive Bonus Plan had earned their maximum bonus during the year ended June 3, 2008, 1,451 shares of Common Stock would have been issued.

(3)	CEO Employment Agreement

During the fiscal year ended June 3, 2008, Craig F. Maier, President and Chief Executive Officer, was employed by the Company pursuant to a three-year employment agreement effective May 31, 2006. The agreement provides that the Company will pay Mr. Maier incentive compensation for each fiscal year that the Company’s pre-tax earnings (before deducting his incentive compensation) equal or exceed four percent of the Company’s total revenue. The incentive compensation will be equal to (a) one and one half percent of the Company’s pre-tax earnings if in such year pre-tax earnings equal or exceed four percent (but are less than five percent) of the Company’s total revenue, and (b) an additional one percent of the Company’s pre-tax earnings if in such year the Company’s pre-tax earnings equal or exceed five percent of the Company’s total revenue. However, the incentive compensation will be reduced to the extent that the payment of the incentive compensation would reduce the Company’s pre-tax earnings to below four percent of the Company’s total revenue. Incentive compensation is paid 90 percent in cash and ten percent in Common Stock. No common stock was issued to Mr. Maier pursuant to the agreement for the fiscal year ended June 3, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders.

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

Report of Independent Registered Public Accounting Firm (on Financial Statements)

Report of Independent Registered Public Accounting Firm (on Management’s Assessment of Internal Control over Financial Statements)

Consolidated Balance Sheet – June 3, 2008 and May 29, 2007

Consolidated Statement of Earnings – Three fiscal years ended June 3, 2008

Consolidated Statement of Cash Flows – Three fiscal years ended June 3, 2008

Consolidated Statement of Shareholders’ Equity – Three fiscal years ended June 3, 2008

Notes to Consolidated Financial Statements – Three fiscal years ended June 3, 2008

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

10 (e) 1) Amendment No. 1 to First Amended and Restated Loan Agreement (Golden Corral Construction Facility) and Exhibit 10 (e) 2), Amendment No. 1 to Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective September 27, 2005, filed as Exhibits 10 (d) 1) and 10 (d) 2) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, are incorporated herein by reference.

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

10 (h) Second Amendment to Area Development Agreement effective April 3, 2008 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2008, is incorporated herein by reference.

10 (i) Agreement to Purchase Stock between the Registrant and Frisch West Chester, Inc., dated June 1, 1988, filed as Exhibit 10 (f) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10 (j) Agreement to Purchase Stock between the Registrant and Frisch Hamilton West, Inc. dated February 19, 1988, filed as Exhibit 10 (g) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporate herein by reference.

10 (k) Employment Agreement between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 14, 2006, is incorporated herein by reference. *

10 (l) First Amendment to the Employment Agreement (see Exhibit 10 (k) above) between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (m) Frisch’s Executive Savings Plan effective November 15, 1993, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (n) Second Amendment to the Frisch’s Executive Savings Plan (see Exhibit 10 (m) above) effective July 28, 2004, filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference. *

10 (o) Third Amendment to the Frisch’s Executive Savings Plan (see Exhibit 10 (m) above) effective June 7, 2005, filed as Exhibit 10 (j) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (p) Fourth Amendment to the Frisch’s Executive Savings Plan (see Exhibit 10 (m) above) effective August 30, 2005, filed as Exhibit 10 (k) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference. *

10 (q) Frisch’s Executive Retirement Plan effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10 (r) Amendment No. 1 to Frisch’s Executive Retirement Plan (see Exhibit 10 (q) above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (s) 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10 (t) Amendment # 1 to the 2003 Stock option and Incentive Plan (see Exhibit 10 (s) above) effective September 26, 2006, filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference. *

10 (u) Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan, filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K Current Report dated October 1, 2004, are incorporated herein by reference.*

10 (v) Amendments to the 2003 Stock Option and Incentive Plan (see Exhibit 10 (s) above) effective December 19, 2006, filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10 (w) Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (x) Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10 (w) above) effective December 19, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10 (y) Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10 (z) Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10 (aa) First Amendment to Change of Control Agreement (see Exhibit 10 (z) above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10 (ab) Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Karen F. Maier, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley, Michael R. Everett, William L. Harvey, Michael R. Dunham and certain other “highly compensated employees” (Grantors). *

10 (ac) First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10 (ab) above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10 (ad) Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10 (ae) Code of Ethics for Chief Executive Officer and Financial Professionals, filed as Exhibit 14 to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

*	Denotes compensatory plan or agreement

21	Subsidiaries of the Registrant is filed herewith.

23	Consent of Grant Thornton LLP is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to rule 13a -14(a) is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to rule 13a - 14(a) is filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(Registrant)

By	/s/ Donald H. Walker	July 22, 2008
	Donald H. Walker	Date
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Chairman of the Board
/s/ Daniel W. Geeding	Director	July 28, 2008
Daniel W. Geeding

President and Chief Executive Officer
/s/ Craig F. Maier	Director	July 25, 2008
Craig F. Maier

/s/ Dale P. Brown	Director	July 29, 2008
Dale P. Brown

/s/ RJ Dourney	Director	July 30, 2008
RJ Dourney

/s/ Lorrence T. Kellar	Director	July 28, 2008
Lorrence T. Kellar

/s/ Blanche F. Maier	Director	July 28, 2008
Blanche F. Maier

/s/ Karen F. Maier	Director	July 31, 2008
Karen F. Maier

/s/ Jerome P. Montopoli	Director	July 28, 2008
Jerome P. Montopoli

/s/ William J. Reik, Jr.	Director	July 29, 2008
William J. Reik, Jr.