Form 10-Q
period 2008-09-23
FRISCHS RESTAURANTS INC
filed 2008-10-29
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 23, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The total number of shares outstanding of the issuer’s no par common stock, as of September 22, 2008 was: 5,107,437

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Sixteen Weeks Ended
	September 23, 2008	September 18, 2007
Sales	$89,881,631	$89,526,444

Cost of sales
Food and paper	33,273,371	31,597,768
Payroll and related	29,597,002	29,779,042
Other operating costs	20,437,920	20,360,313

	83,308,293	81,737,123

Gross profit	6,573,338	7,789,321

Administrative and advertising	4,438,372	4,346,460
Franchise fees and other revenue	(400,651)	(378,452)
Gains on sale of assets	(1,115,910)	(524,354)

Operating profit	3,651,527	4,345,667

Interest expense	588,467	742,182

Earnings before income taxes	3,063,060	3,603,485

Income taxes	888,000	1,153,000

Net Earnings	$2,175,060	$2,450,485

Earnings per share (EPS) of common stock:

Basic net earnings per share	$.43	$.48

Diluted net earnings per share	$.42	$.47

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	September 23, 2008 (unaudited)	June 3, 2008
Current Assets
Cash	$1,496,192	$801,297
Trade and other receivables	1,516,227	1,448,385
Inventories	5,745,405	5,647,629
Prepaid expenses and sundry deposits	1,532,150	1,120,360
Prepaid and deferred income taxes	1,676,536	1,676,536

Total current assets	11,966,510	10,694,207

Property and Equipment
Land and improvements	69,264,006	67,573,837
Buildings	91,844,250	89,351,863
Equipment and fixtures	88,513,038	87,554,946
Leasehold improvements and buildings on leased land	26,335,308	26,323,899
Capitalized leases	1,558,209	1,558,209
Construction in progress	3,616,327	2,641,144

	281,131,138	275,003,898
Less accumulated depreciation and amortization	123,198,319	121,164,500

Net property and equipment	157,932,819	153,839,398

Other Assets
Goodwill	740,644	740,644
Other intangible assets	865,981	892,238
Investments in land	1,955,823	2,634,890
Property held for sale	787,186	1,234,824
Other	1,895,036	2,023,804

Total other assets	6,244,670	7,526,400

Total assets	$176,143,999	$172,060,005

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 23, 2008 (unaudited)	June 3, 2008
Current Liabilities
Long-term obligations due within one year
Long-term debt	$8,716,905	$8,804,779
Obligations under capitalized leases	247,883	243,361
Self insurance	704,032	606,877
Accounts payable	10,892,743	10,281,016
Accrued expenses	10,448,241	10,675,381
Income taxes	281,911	224,685

Total current liabilities	31,291,715	30,836,099

Long-Term Obligations
Long-term debt	26,844,452	24,216,672
Obligations under capitalized leases	573,393	637,087
Self insurance	699,137	769,874
Deferred income taxes	497,996	592,478
Deferred compensation and other	4,511,447	4,292,949

Total long-term obligations	33,126,425	30,509,060

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,580,263 and 7,580,263 shares - stated value - $1	7,580,263	7,580,263
Additional contributed capital	64,533,183	64,451,899

	72,113,446	72,032,162

Accumulated other comprehensive loss	(1,937,149)	(1,992,515)
Retained earnings	74,984,219	74,034,980

	73,047,070	72,042,465

Less cost of treasury stock (2,472,826 and 2,470,332 shares)	(33,434,657)	(33,359,781)

Total shareholders’ equity	111,725,859	110,714,846

Total liabilities and shareholders’ equity	$176,143,999	$172,060,005

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Sixteen weeks ended September 23, 2008 and September 18, 2007

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at May 29,2007	$7,568,680	$63,838,824	$(1,214,704)	$70,448,512	$(32,771,537)	$107,869,775

Net earnings for sixteen weeks	—	—	—	2,450,485	—	2,450,485
Other comprehensive income, net of tax	—	—	47,504	—	—	47,504
Stock options exercised - new shares issued	9,333	205,008	—	—	—	214,341
Excess tax benefit from stock - based compensation	—	23,940	—	—	—	23,940
Treasury shares re-issued	—	15,829	—	—	12,141	27,970
Stock-based compensation expense	—	92,071	—	—	—	92,071
Cash dividends - $.22 per share	—	—	—	(1,128,296)	—	(1,128,296)

Balance at September 18, 2007	7,578,013	64,175,672	(1,167,200)	71,770,701	(32,759,396)	109,597,790

Net earnings for thirty-seven weeks	—	—	—	3,495,726	—	3,495,726
Other comprehensive loss, net of tax	—	—	(825,315)	—	—	(825,315)
Stock options exercised - new shares issued	2,250	40,590	—	—	—	42,840
Excess tax benefit from stock - based compensation	—	(28,442)	—	—	—	(28,442)
Stock-based compensation expense	—	246,680	—	—	—	246,680
Treasury shares acquired	—	—	—	—	(600,385)	(600,385)
Employee stock purchase plan	—	17,399	—	—	—	17,399
Cash dividends - $.24 per share	—	—	—	(1,231,447)	—	(1,231,447)

Balance at June 3, 2008	7,580,263	64,451,899	(1,992,515)	74,034,980	(33,359,781)	110,714,846

Net earnings for sixteen weeks	—	—	—	2,175,060	—	2,175,060
Other comprehensive income, net of tax	—	—	55,366	—	—	55,366
Stock options exercised - treasury shares re-issued	—	(5,210)	—	—	13,520	8,310
Excess tax benefit from stock - based compensation	—	4,907	—	—	—	4,907
Treasury shares acquired	—	—	—	—	(92,532)	(92,532)
Other treasury shares re-issued	—	4,048	—	—	4,136	8,184
Stock based compensation expense	—	77,539	—	—	—	77,539
Cash dividends - $.24 per share	—	—	—	(1,225,821)	—	(1,225,821)

Balance at September 23, 2008	$7,580,263	$64,533,183	($1,937,149)	$74,984,219	($33,434,657)	$111,725,859

Comprehensive income:				Sixteen weeks ended September 23, 2008	Thirty-seven weeks ended June 3, 2008	Sixteen weeks ended September 18, 2007
Net earnings for the period				$2,175,060	$3,495,726	$2,450,485
Change in defined benefit pension plans, net of tax				55,366	(825,315)	47,504

Comprehensive income				$2,230,426	$2,670,411	$2,497,989

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Sixteen weeks ended September 23, 2008 and September 18, 2007

(unaudited)

	September 23, 2008	September 18, 2007
Cash flows provided by (used in) operating activities:
Net earnings	$2,175,060	$2,450,485
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	4,085,323	4,227,892
Gain on disposition of assets, net of abandonments	(1,038,288)	(458,082)
Stock based compensation expense	77,539	92,071

	5,299,634	6,312,366
Changes in assets and liabilities:
Accounts receivable	(67,842)	(113,140)
Inventories	(97,776)	479,006
Prepaid expenses and sundry deposits	(327,906)	(421,889)
Other assets	(27,578)	213,185
Prepaid, accrued and deferred income taxes	(60,867)	(92,736)
Excess tax benefit from stock based compensation	(4,907)	(23,940)
Accounts payable	(1,165)	(2,056,799)
Accrued expenses	(227,140)	(847,077)
Self insured obligations	26,418	(23,201)
Deferred compensation and other liabilities	218,498	184,771

	(570,265)	(2,701,820)

Net cash provided by operating activities	4,729,369	3,610,546

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(7,594,787)	(5,469,304)
Proceeds from disposition of property	1,581,037	1,711,407
Change in other assets	182,602	(95,471)

Net cash (used in) investing activities	(5,831,148)	(3,853,368)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	5,000,000	4,500,000
Payment of long-term debt and capital lease obligations	(2,519,266)	(3,382,833)
Cash dividends paid	(612,929)	(563,649)
Proceeds from stock options exercised - new shares issued	—	214,341
Proceeds from stock options exercised - treasury shares re-issued	8,310	—
Excess tax benefit from stock based compensation	4,907	23,940
Treasury shares acquired	(92,532)	—
Treasury shares re-issued	8,184	27,970

Net cash provided by financing activities	1,796,674	819,769

Net increase in cash and equivalents	694,895	576,947
Cash and equivalents at beginning of year	801,297	321,200

Cash and equivalents at end of quarter	$1,496,192	$898,147

Supplemental disclosures:
Interest paid	$527,608	$876,869
Income taxes paid	948,869	1,245,735
Dividends declared but not paid	612,892	564,647

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

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

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, the additional week needed to make a 53 week year is added to the fourth quarter, resulting in a thirteen week fourth quarter. The current fiscal year will end on Tuesday, June 2, 2009, a period of 52 weeks. The year ended June 3, 2008 was a 53 week year.

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

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Funds in transit from credit card processors are classified as cash. Highly liquid investments with original maturities of three months or less are considered as cash equivalents.

Receivables

Trade notes and accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of September 23, 2008 and June 3, 2008. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. Estimated remaining expenditures for one new Big Boy restaurant that was under construction as of September 23, 2008 totaled approximately $1,308,000. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for the sixteen weeks ended September 23, 2008 and September 18, 2007 was $43,000 and $95,000, respectively.

Five Big Boy restaurant facilities are occupied under month-to-month arrangements pending the acquisition of the properties from the landlord pursuant to certain provisions in the respective lease agreements. The purchase prices are the subject of litigation between the Company and the landlord (see Litigation in Note H – Commitments and Contingencies).

The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet. Certain surplus property, including one Big Boy restaurant that ceased operations near the end of fiscal year 2008, is classified as “Property held for sale” in the consolidated balance sheet, which is stated at the lower of cost of market. Market values are generally determined by real estate brokers and/or management’s judgment.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE A - ACCOUNTING POLICIES (CONTINUED)

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

Impairment of Assets

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment of assets. Carrying values are reviewed for impairment when events or changes in circumstances indicate that the assets’ carrying values may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the greater of the net present value of the future cash flow stream or a floor value. Floor values are generally determined by estimates provided by real estate brokers and/or management’s judgment as developed through its experience in disposing of unprofitable restaurant properties.

No impairment losses were recognized during either of the sixteen weeks ended September 23, 2008 or September 18, 2007. A non-cash pretax charge of $4,565,000 was recorded in the fourth quarter of fiscal year 2008 to lower the carrying values of three Golden Corral restaurants that were determined to be impaired. The three restaurants remain in operation.

Restaurant Closing Costs

Any liabilities associated with exit or disposal activities are recorded in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Obligations Associated with Disposal Activities.” SFAS 146 requires that liabilities be recognized for exit and disposal costs only when the liabilities are incurred, rather than upon the commitment to an exit or disposal plan. Its application has had no material effect on any of the periods presented in the accompanying consolidated financial statements.

Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” is applicable to legal obligations associated with the retirement of certain tangible long-lived assets. Its application has not materially affected the Company’s financial statements in any of the periods presented. Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Obligations” (FIN 47), requires that conditional obligations be included in the definition of an asset retirement obligation under SFAS 143 and therefore requires current recognition if fair value is reasonably estimable. Its application has had no material effect on any of the periods presented in the accompanying consolidated financial statements.

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of September 23, 2008 and June 3, 2008, the carrying amount of goodwill acquired in prior years was $741,000. Acquired goodwill is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded if impairment is determined to have occurred.

Other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company has opened (finite useful lives are subject to amortization) or has the right to open (yet to be determined useful lives are not subject to amortization). Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15 year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, which equates to $85,000 per year in each of the next five years for the 35 Golden Corral restaurants that were in operation as of September 23, 2008, net of three impaired Golden Corral restaurants (see below). Amortization was $26,000 and $28,000 respectively, for the sixteen weeks ended September 23, 2008 and September 18, 2007.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Intangible assets are tested annually for impairment. The test completed in the fourth quarter of fiscal 2008 resulted in an impairment charge of $95,000 to write-off the remainder of unamortized initial franchise fees associated with three impaired Golden Corral restaurants (see Impairment of Assets elsewhere in Note A – Accounting Policies). During fiscal year 2008, the development agreement with Golden Corral Franchising Systems, Inc. was amended to terminate development rights for sixteen restaurants, resulting in a write-off of $160,000 in development fees that had been previously paid.

The remaining balance of other intangible assets is not currently being amortized because these assets have indefinite or yet to be determined useful lives. An analysis of other intangible assets follows:

	September 23, 2008	June 3, 2008
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,280	$1,280
Less accumulated amortization	(520)	(494)

Carrying amount of Golden Corral initial franchise fees subject to amortization	760	786

Current portion of Golden Corral initial franchise fees subject to amortization	(85)	(85)

Golden Corral fees not yet subject to amortization	135	135

Other intangible assets not subject to amortization	56	56

Total other intangible assets	$866	$892

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged against earnings as incurred.

Revenue Recognition

Revenue from restaurant operations is recognized upon the sale of products as they are sold to customers. All sales revenue is recorded on a net basis, which excludes sales tax collected from being reported as sales and sales tax remitted from being reported as cost. Revenue from the sale of commissary products to Big Boy restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on sales of Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, which ordinarily occurs upon the execution of the license agreement, in consideration of the Company’s services to that time.

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

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE A - ACCOUNTING POLICIES (CONTINUED)

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred:

	Sixteen weeks ended
	September 23, 2008	September 18, 2007
	(in thousands)
Golden Corral	$—	$215
Big Boy	329	370

	$329	$585

Benefit Plans

The Company has two qualified defined benefit pension plans covering all of its eligible employees. Qualified defined benefit pension plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least the minimum annual amount sufficient to satisfy legal funding requirements plus additional discretionary tax-deductible amounts that may be deemed advisable, even when no minimum funding is required. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future (see Note E – Pension Plans). Hourly restaurant employees hired after December 31, 1998 are ineligible to participate in the qualified defined benefit pension plans. Instead, these employees are offered participation in a 401(k) savings plan (the hourly plan), a defined contribution plan, with a matching 40 percent employer cash contribution. The Company’s match vests on a scale based on length of service.

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

The Company also has an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that was originally intended to provide a supplemental retirement benefit to the HCE’s whose benefits under the qualified defined benefit pension plans were reduced when their compensation exceeded Internal Revenue Code imposed limitations or when elective salary deferrals were made to FESP. In 2000, HCE’s became ineligible to be credited with additional benefits for service under the qualified defined benefit pension plans and the SERP (interest continues to accrue). Comparable pension benefits are provided through a non-qualified Non Deferred Cash Balance Plan (see Note E – Pension Plans).

FESP assets are the principal components of “Other long-term assets” in the consolidated balance sheet, along with the value, if any, of pension plan assets in excess of projected benefit obligations (see Note E – Pension Plans).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Self-Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Active claims management and post accident drug testing in recent years have effected vast improvements in claims experience. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance liabilities as deemed appropriate based on claims experience. No adjustment to self-insurance liabilities was necessary during the sixteen weeks ended September 23, 2008. During the sixteen weeks ended September 18, 2007, self-insurance liabilities were increased $18,000 (charged against earnings).

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes. The provision for income taxes in all periods has been computed based on management’s estimate of the effective tax rate for the entire year.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements” clarifies the definition of fair value, provides a framework for the measurement of fair value, and expands disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years that begin after November 15, 2007 (fiscal year 2009) for financial assets and liabilities. The adoption of SFAS 157 on June 4, 2008 had no material effect on the Company’s financial position or results of operations. The effective date of SFAS 157 for non-financial assets and non-financial liabilities is for fiscal years that begin after November 15, 2008 (fiscal year 2010). Its adoption on June 3, 2009 is not currently expected to have a material effect on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities,” is also effective for fiscal years beginning after November 15, 2007. It provides an option of whether to report selected financial assets and liabilities at fair value. The Company elected not to use fair value to measure any of its financial assets and liabilities.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

NOTE B - LONG-TERM DEBT

	September 23, 2008		June 3, 2008
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$5,000	$—	$4,500
Term Loans	7,686	21,305	7,796	18,827
Revolving Credit Loan	—	—	—	—
Bullet Loan	1,031	539	1,009	890

	$8,717	$26,844	$8,805	$24,217

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE B - LONG-TERM DEBT (CONTINUED)

The portion payable after one year matures as follows:

	September 23, 2008	June 3, 2008
	(in thousands)
Period ending in 2010	$11,644	$11,082
2011	5,573	5,194
2012	4,186	3,813
2013	2,600	2,461
2014	1,900	1,335
Subsequent to 2014	941	332

	$26,844	$24,217

The Construction Draw Facility (the Facility) is an unsecured draw credit line intended to finance new restaurant construction under which $5,000,000 was borrowed during the quarter ended September 23, 2008, leaving $5,500,000 available to be borrowed before the Facility expires on September 1, 2010, unless extended.

The Facility is subject to a commitment fee equal to .25 percent of the amount available to be borrowed. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan. Outstanding balances of loans initiated prior to September 2007 had to be converted with an amortization period not to exceed seven years. Loans initiated in or after September 2007 may be converted with amortization periods of up to twelve years, with an option to extend the amortization period once during the term. Upon conversion to an amortizing Term Loan, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

As of September 23, 2008, the aggregate outstanding balance under the Facility was $33,991,000, consisting of $28,991,000 in Term Loans plus $5,000,000 in the Construction Phase. Since the inception of the Facility, nine of the Term Loans ($21,500,000 out of $78,500,000 in original notes) had been retired as of September 23, 2008. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.14 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $836,000, expiring in various periods currently ranging from March 2009 through October 2015. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. The $5,000,000 balance in the Construction Phase Loan as of September 23, 2008 was borrowed under three separate draws, which are subject to variable interest rates currently ranging from 3.92 to 4.25 percent. Any outstanding amount in the Construction Phase of the Facility that has not been converted into a Term Loan on September 1, 2010 shall mature and be payable in full at that time, unless extended.

The Revolving Credit Loan is an unsecured line of credit that allows for borrowing of up to $5,000,000 to fund temporary working capital needs through September 1, 2010, unless extended. The loan, none of which was outstanding as of September 23, 2008, is subject to a 30 consecutive day out-of-debt period each year. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is subject to a .25 percent unused commitment fee.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE B - LONG-TERM DEBT (CONTINUED)

The Bullet Loan was converted into a term loan effective March 15, 2007. The provisions of the term loan require 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate. The loan is secured by mortgages that encumber the real property of two Golden Corral restaurants having an approximate book value of $4,090,000 as of September 23, 2008.

These loan agreements contain covenants relating to cash flows, debt levels, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of September 23, 2008. Compensating balances are not required by these loan agreements.

NOTE C - LEASED PROPERTY

The Company’s policy is to own its restaurant locations whenever possible, however, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to twenty years, and/or have favorable purchase options. As of September 23, 2008, 28 restaurants were in operation on non-owned premises, which were covered by 30 lease agreements consisting of 25 operating leases - seventeen are for Big Boy operations and eight are for Golden Corral operations - and five month-to-month arrangements. Shortly after September 23, 2008, the Company exercised its privilege to purchase one of the seventeen Big Boy locations when its lease expired September 30, 2008, reducing the number of restaurants operating on non-owned premises from 28 to 27.

The five month-to-month arrangements are for Big Boy restaurant facilities, where the capital leases reached their normal expirations during fiscal year 2008. Two of these locations also have separate ground lease obligations. All five of these facilities are continuing to be occupied on a month-to-month basis until the Company acquires the properties from the landlord pursuant to certain provisions contained in the respective leases. The purchase prices are the subject of litigation (see Litigation in Note H – Commitments and Contingencies). Residual value guarantees on the five leases aggregating $2,101,000 are included as a current liability in the consolidated balance sheet as of September 23, 2008 under the caption “accrued expenses.”

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

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	September 23, 2008	June 3, 2008
	(in thousands)
Delivery and other equipment	$1,558	$1,558
Less accumulated amortization	(819)	(760)

	$739	$798

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE C - LEASED PROPERTY (CONTINUED)

Rent expense under operating leases and month-to-month arrangements for the sixteen weeks ended:

	September 23, 2008	September 18, 2007
	(in thousands)
Minimum rentals	$733	$590
Contingent payments	12	16

	$745	$606

Future minimum lease payments under capitalized leases and operating leases are summarized below:

Period ending September 23,	Capitalized leases	Operating leases
	(in thousands)
2009	$300	$1,859
2010	268	1,662
2011	252	1,562
2012	107	1,556
2013	—	1,516
2014 to 2027	—	14,123

Total	927	$22,278

Amount representing interest	(106)

Present value of obligations	821
Portion due within one-year	(248)

Long-term obligations	$573

Not included in the above table is a secondary liability for the performance of a ground lease that the Company has assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

NOTE D - CAPITAL STOCK

The Company has two equity compensation plans adopted respectively in 1993 and 2003.

2003 Stock Option and Incentive Plan

Shareholders approved the 2003 Stock Option and Incentive Plan (the “2003 Incentive Plan” or “Plan”) on October 6, 2003. The 2003 Incentive Plan provides for several forms of awards including stock options, stock appreciation rights, stock awards including restricted and unrestricted awards of stock, and performance awards. The Board of Directors adopted certain amendments in December 2006 to bring the Plan into compliance with the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code (IRC). Further amendments were adopted in October 2008 to meet final regulations relating to Section 409A of the IRC.

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

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE D - CAPITAL STOCK (CONTINUED)

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

As of September 23, 2008, options to purchase 196,750 shares had been cumulatively granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer (CEO). The Committee has determined that outstanding options belonging to the CEO vest six months from the date of grant, while outstanding options granted to other key employees vest in three equal annual installments. The Committee has further determined that outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

As of September 23, 2008, 637,500 shares remain available to be optioned, including 34,250 shares granted that were subsequently forfeited, which are again available to be granted in accordance with the “Re-use of Shares” provision of the Plan. There were 151,505 options outstanding as of September 23, 2008.

No other awards - stock appreciation rights, restricted stock award, unrestricted stock award or performance award—had been granted under the 2003 Stock Option and Incentive Plan as of September 23, 2008.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE D - CAPITAL STOCK (CONTINUED)

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

Options to purchase 556,228 shares were cumulatively granted under the Plan before granting authority expired October 4, 2008, of which 273,565 remain outstanding as of September 23, 2008, including 211,478 that belong to the CEO.

All outstanding options under the 1993 Stock Option Plan, or the Amended Plan, were granted at fair market value and expire ten years from the date of grant. Final expirations will occur in June 2014. Outstanding options to the CEO vested in six months, while options granted to non-employee directors vested after one year. Outstanding options granted to other key employees vested in three equal annual installments.

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of September 23, 2008:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	405,070	$20.83
Granted	21,750	$23.60
Exercised	(1,000)	$8.31
Forfeited or expired	(750)	$29.32

Outstanding at end of quarter	425,070	$20.98	5.22 years	$1,741

Exercisable at end of quarter	364,486	$19.90	4.57 years	$1,741

The intrinsic value of stock options exercised during the sixteen weeks ended September 23, 2008 and September 18, 2007 was $14,000 and $70,000, respectively.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE D - CAPITAL STOCK (CONTINUED)

Stock options outstanding and exercisable as of September 23, 2008 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	65,062	$10.60	1.74 years
$13.01 to $18.00	49,667	$13.79	2.81 years
$18.01 to $24.20	159,667	$20.88	5.65 years
$24.21 to $31.40	150,674	$27.95	7.06 years

$ 8.31 to $31.40	425,070	$20.98	5.22 years

Exercisable:
$ 8.31 to $13.00	65,062	$10.60	1.74 years
$13.01 to $18.00	49,667	$13.79	2.81 years
$18.01 to $24.20	137,334	$20.43	4.99 years
$24.21 to $31.40	112,423	$27.33	6.47 years

$ 8.31 to $31.40	364,486	$19.90	4.57 years

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at 85% of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. Through April 30, 2008 (latest available data), 130,171 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2008, the custodian held 35,098 shares on behalf of employees.

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of September 23, 2008, 40,968 shares remained in the FESP reserve, including 7,377 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of September 23, 2008, the Company’s treasury held 2,472,826 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through January 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

In January 2008, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of common stock in the open market or through block trades over a two-year period that expires January 28, 2010. Since inception of the current authorization, the Company has acquired 29,274 shares under the program at a cost of approximately $693,000, including 3,800 shares from June 4, 2008 through September 23, 2008.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE D - CAPITAL STOCK (CONTINUED)

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
September 23, 2008	5,107,459	$.43	73,223	5,180,682	$.42
September 18, 2007	5,126,285.48		126,323	5,252,608.47

Stock options to purchase 206,200 shares in the quarter ended September 23, 2008 and 51,400 in the quarter ended September 18, 2007 were excluded from the calculation because the effect was anti-dilutive.

Share-Based Payment (Compensation Cost)

Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), “Share-Based Payment” requires the fair value of stock options granted to be recognized as compensation cost. The cost is recognized in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. Compensation costs arising from stock options granted are shown below:

	September 23, 2008	September 18, 2007
	(in thousands)
Charged to administrative and advertising expense	$78	$92
Tax benefit	27	31

Total share-based compensation cost, net of tax	$51	$61

Effect on basic earnings per share	$.01	$.01

Effect on diluted earnings per share	$.01	$.01

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, developed with the following assumptions:

	September 23, 2008	September 18, 2007
Weighted average fair value of options	$6.10	$8.62

Dividend yield	2.0%	1.4%
Expected volatility	29%	27%
Risk free interest rate	3.52%	4.94%
Expected lives	5.0 years	5.0 years

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE D - CAPITAL STOCK (CONTINUED)

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

As of September 23, 2008, there was $248,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.17 years.

SFAS 123 (R) also requires compensation cost to be recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in Note D). Compensation costs related to the Employee Stock Purchase Plan are determined at the end of each semi-annual offering period—October 31 and April 30.

NOTE E - PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The following table shows the components of net periodic pension cost for all three plans for the sixteen weeks ended September 23, 2008 and September 18, 2007:

	Sixteen weeks ended
Net periodic pension cost components	September 23, 2008	September 18, 2007
	(in thousands)
Service cost	$496	$488
Interest cost	535	502
Expected return on plan assets	(630)	(681)
Amortization of prior service cost	5	5
Amortization of loss	79	67

Net periodic pension cost	$485	$381

Weighted average discount rate	6.50%	6.00%
Weighted average rate of compensation increase	4.50%	4.50%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%

The Company contributes amounts to the two qualified defined benefit pension plans that are sufficient to satisfy legal funding requirements, plus additional discretionary tax-deductible amounts that may be deemed advisable. Although no contributions are needed to meet minimum funding requirements for the year that will end June 2, 2009, discretionary contributions are anticipated that are currently estimated at $1,000,000, including $100,000 that had been contributed through September 23, 2008. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon retirement of the participants.

Future funding of the defined benefit pension plans largely depends upon the performance of investments held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. As a result of recent market volatility, the market values of these securities have declined significantly, which could materially affect future funding requirements and result in the recognition of much higher net periodic pension costs in future years.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE E - PENSION PLANS (CONTINUED)

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) was $98,000 and $71,000 respectively, during the sixteen weeks ended September 23, 2008 and September 18, 2007. Fiscal 2009’s contribution to the Non-Deferred Cash Balance Plan is currently expected to approximate $320,000. In addition, the President and Chief Executive Officer (CEO) has an employment contract that allows additional annual contributions to be made for the CEO’s benefit under the Non Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) plans and a non-qualified Executive Savings Plan for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In the sixteen weeks ended September 23, 2008 and September 18, 2007, matching contributions to the 401(k) plans amounted to $51,000 and $50,000 respectively. Matching contributions to the Executive Savings Plan (see Benefit Plans in Note A – Accounting Policies) were $8,000 in each of the sixteen weeks periods ended September 23, 2008 and September 18, 2007.

The Company does not sponsor post retirement health care benefits.

NOTE F - COMPREHENSIVE INCOME

	September 23, 2008	September 18, 2007
	(in thousands)
Net earnings	$2,175	$2,450
Amortization of amounts included in net periodic pension cost	84	72
Tax effect	(29)	(24)

Comprehensive income	$2,230	$2,498

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE G - SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	Sixteen weeks ended
	September 23, 2008	September 18, 2007
	(in thousands)
Sales
Big Boy	$57,561	$57,767
Golden Corral	32,321	31,759

	$89,882	$89,526

Earnings before income taxes
Big Boy	$4,906	$6,157
Opening expense	(329)	(370)

Total Big Boy	4,577	5,787

Golden Corral	(112)	130
Opening expense	—	(215)

Total Golden Corral	(112)	(85)

Total restaurant level profit	4,465	5,702

Administrative expense	(2,329)	(2,259)
Franchise fees and other revenue	400	378
Gains on asset sales	1,116	524

Operating profit	3,652	4,345

Interest expense	(589)	(742)

Earnings before income taxes	$3,063	$3,603

Depreciation and amortization
Big Boy	$2,364	$2,417
Golden Corral	1,721	1,811

	$4,085	$4,228

Capital expenditures
Big Boy	$6,895	$3,813
Golden Corral	700	1,656

	$7,595	$5,469

	As of
	September 23, 2008	June 3, 2008
Identifiable assets
Big Boy	$99,759	$94,276
Golden Corral	76,385	77,784

	$176,144	$172,060

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $3,524,000, $2,902,000, $2,902,000, $2,902,000 and $1,869,000 respectively, for the periods ending September 23, 2009, 2010, 2011, 2012 and 2013. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) In July 2002, the general contractor that built the defective building filed a Demand for Arbitration against the Company seeking $294,000 plus interest, fees, and costs it claimed were owed by the Company under the construction contract. The Company denied the claim and filed a counterclaim against the general contractor that alleged defective construction and claimed damages, lost profits, interest and costs in an amount exceeding $1,000,000. In August 2006, the arbitration panel that heard the case awarded the Company $538,000 and denied the general contractor’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company was entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. The general contractor also filed a Motion to Modify, which alleged that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the local court system to confirm the arbitration panel’s original award. The general contractor responded by filing a Motion with the same Court to vacate the award. In April 2007, the Court granted the Company’s Application and entered a judgment of $563,000 in favor of the Company; the general contractor’s Motion to vacate was denied. The general contractor filed a Notice of Appeal in May 2007 and was required to issue a bond in the sum of $635,000 to secure a stay of the Company’s execution on the judgment during the appeal process. Oral arguments were heard in the Court of Appeals on April 15, 2008. In August 2008, the Court of Appeals affirmed the lower court’s decisions, leaving intact the judgment in favor of the Company. In October 2008, the general contractor filed a Memorandum in Support of Jurisdiction with the Ohio Supreme Court, asking the Court to accept the contractor’s appeal. The Company is currently preparing its opposition brief.

In April 2008, the Company filed five separate lawsuits against the lessor of five properties on which the Company operates five Big Boy restaurants. The Company’s complaints claim breach of contract and ask for declaratory relief and specific performance to force the lessor to allow the Company to purchase the underlying properties for certain amounts that are specified in the lease agreements, which taken together amount to $2,472,000. The lessor claims that the Company must purchase the properties for a larger amount based upon alternative values in the lease agreements and market appraisal values. The parties are currently engaged in discovery and trial dates have not been scheduled.

The Company is subject to various other claims and suits that arise from time to time in the ordinary course of business. Management does not currently believe that any ultimate liability to resolve outstanding claims will have a material impact on the Company’s earnings, cash flows or financial position. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes adequate provisions for losses have been included in the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2009, Ended September 23, 2008

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

As of September 23, 2008, the Company operated 28 restaurants on non-owned properties. (See Note C – Leased Properties.) Certain of the leases provide for contingent rental payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

These three restaurants pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $1,515,000 and $1,471,000 respectively, during the sixteen weeks ended September 23, 2008 and September 18, 2007. The amount owed to the Company from these restaurants was $171,000 and $102,000 respectively, as of September 23, 2008 and June 3, 2008. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

The Chairman of the Board of Directors (Jack C. Maier, deceased February 2005) from 1970 to 2005 had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company, commenced on March 1, 2005. On March 1, 2008, the monthly payment was increased to $18,744 from $18,368 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation approximating $1,090,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $156,000 is included in current liabilities in the consolidated balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995

Forward-looking statements are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such statements generally express management’s expectations with respect to its plans, or its assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, as risks, uncertainties and other factors that may materialize could cause actual results and performance to differ markedly from management’s current judgment that is expressed or implied in forward-looking statements. Factors that could cause such differences to occur include, but are not limited to, those discussed in this Form 10-Q under Part II, Item 1A. “Risk Factors.”

Words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue(s),” “assumption(s),” “goal(s),” “target” and similar words (or derivatives thereof) are generally used to distinguish forward-looking statements from historical or present facts.

All forward-looking information in this MD&A is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. Except as may be required by law, the Company disclaims any obligation to update any forward-looking statements that may be contained in this MD&A.

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (Company) consist of two reportable segments within the restaurant industry: full service family style “Big Boy” restaurants and grill buffet style “Golden Corral” restaurants. As of September 23, 2008, 88 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

The Company’s First Quarter of Fiscal 2009 consists of the sixteen weeks ended September 23, 2008, and compares with the sixteen weeks ended September 18, 2007, which constituted the First Quarter of Fiscal 2008. The first quarter of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains sixteen weeks, whereas the following three quarters normally contain only twelve weeks each. References to Fiscal 2009 refer to the 52 week year that will end on June 2, 2009. References to Fiscal 2008 refer to the 53 week year that ended June 3, 2008.

Net earnings for the First Quarter of Fiscal 2009 were $2,175,000, or diluted earnings per share (EPS) of $.42, compared with $2,450,000, or diluted EPS of $.47 in the First Quarter of Fiscal 2008.

Sales reached a record $89,882,000 during the First Quarter of Fiscal 2009, as sales modestly increased $355,000 above the First Quarter of Fiscal 2008. Same store sales increased .2 percent in Big Boy restaurants and a 1.2 percent increase was achieved in Golden Corral restaurants. Earnings before income taxes during the First Quarter of Fiscal 2009 were $3,063,000, a decline of $540,000 or 15 percent lower than the First Quarter of Fiscal 2008. Two significant factors primarily account for the change:

•	Escalating food costs – as a percentage of sales, food costs increased to 37 percent in the First Quarter of Fiscal 2009, up from 35.3 percent in the First Quarter of Fiscal 2008.

•	Gains on the sale of real estate were $1,116,000 in the First Quarter of Fiscal 2009, which were $592,000 more than gains in the First Quarter of Fiscal 2008.

Another significant factor affecting the Company’s operations has been the annual increase in the minimum wage as mandated by Ohio voters.

•

The minimum wage was increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was increased to $7.00 per hour on January 1, 2008 in accordance with the mandate’s provision to adjust automatically for the rate of inflation.

•

The minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was increased to $3.50 per hour on January 1, 2008 in accordance with the inflation provision in the mandate.

More than two-thirds of the Company’s payroll costs are incurred in Ohio. The effects of paying the required higher hourly rates of pay have effectively been countered with higher menu prices and reductions in the number of hours worked. The next Ohio wage increase goes into effect on January 1, 2009. The new rates have yet to be published, but a $700,000 increase in payroll costs is expected, an amount equal to about one percent of payroll. Additional reductions in hours will likely be implemented, however, it should be noted that this counter measure has its limitations.

Federal and Kentucky minimum wage increases went into effect respectively in July and June 2008, which increased hourly rates for non-tipped employees from $5.85 per hour to $6.55 per hour. The effect of these increases on labor cost has not been significant because 1) Ohio minimum wage already exceeds the federal requirement and 2) conditions in most other markets already dictated wage rates well in excess of $5.85 per hour and 3) the minimum rate for tipped employees remains at $2.13 per hour except in Ohio.

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

	1st Quarter
	2009	2008
	(in thousands)
Big Boy restaurants	$54,418	$54,691
Wholesale sales to licensees	2,850	2,855
Wholesale sales to grocery stores	293	221

Total Big Boy sales	57,561	57,767

Golden Corral restaurants	32,321	31,759

Consolidated restaurant sales	$89,882	$89,526

Big Boy sales decreased $206,000 in the First Quarter of Fiscal 2009 when compared against the First Quarter of Fiscal 2008. The decrease was largely the result of temporarily closing an aging, high volume suburban Cincinnati unit for three months (June 8, 2008 to September 8, 2008) in order to replace it with a new facility. Same store sales increased ..2 percent during the First Quarter of Fiscal 2009. However, same store customer counts decreased 3.2 percent.

The Big Boy same store sales comparisons include average menu price increases of 2.4 percent and 1.2 percent implemented respectively in the First Quarter of Fiscal 2009 and the First Quarter of Fiscal 2008. In addition, a 1.6 percent increase was put in place in February 2008 to which a .5 percent increase was added in April 2008. Another increase will likely be implemented in February 2009.

The Company currently operates 89 Big Boy restaurants, including two new ones that opened respectively in August and October 2008. Two low volume Big Boy restaurants ceased operating at the end of Fiscal 2008. No new Big Boy restaurants are currently under construction.

Golden Corral sales increased $562,000 in the First Quarter of Fiscal 2009 when compared against the First Quarter of Fiscal 2008. The Company currently operates 35 Golden Corral restaurants. The First Quarter of Fiscal 2009 contained 560 sales weeks compared with 551 sales weeks in the First Quarter of Fiscal 2008. In addition, same store sales increased 1.2 percent in the First Quarter of Fiscal 2009 when compared with the First Quarter of Fiscal 2008. However, customer counts decreased 2 percent.

The Golden Corral same store sales comparisons include average menu price increases of 2.5 percent and 3.2 percent implemented respectively in September 2008 and October 2007. In addition, a .8 percent increase went into effect in March 2008 along with a .5 percent increase in June 2008.

Management believes a direct correlation continues to exist between the lower customer counts at both Big Boy and Golden Corral and the steep cost of gasoline, as the higher cost to fill up a tank left many consumers with fewer dollars available to spend on a restaurant meal. The recent decline in the cost of gasoline to less than $3.00 per gallon may produce additional customer traffic.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit disclosed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	1st Quarter
	2009	2008
	(in thousands)
Big Boy gross profit	$5,958	$7,169
Golden Corral gross profit	615	620

Total gross profit	$6,573	$7,789

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows concerning cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	1st Quarter 2009			1st Quarter 2008
	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0
Food and Paper	37.0	35.1	40.5	35.3	33.4	38.7
Payroll and Related	32.9	34.8	29.5	33.3	35.0	30.2
Other Operating Costs (including opening costs)	22.7	19.7	28.1	22.7	19.2	29.1
Gross Profit	7.4	10.4	1.9	8.7	12.4	2.0

Volatile commodity markets continue to pose a difficult environment in which to contain food costs. Evidence of sharply rising commodity prices can be clearly identified by the much higher food and paper cost percentages shown in the above table, despite higher menu prices being charged to customers. Recent months have seen rapid cost escalations, especially for protein items such as poultry, pork, beef and fish products. The market for beef in particular remains highly volatile, as import and export restrictions can and do cause wide cost fluctuations. Beef prices are projected to increase significantly over the coming months, the result of elevated grain and energy costs. Over the last twelve months, currency markets relative to a weakened U.S. dollar greatly increased export levels of the three major grains (corn, soybeans and wheat) that are the principal feed ingredients for cattle, hogs and poultry, which resulted in significant cost increases. Although the U.S. dollar has recently rebounded amid the worsening credit markets, a much greater concern will now be the ability of certain vendors to obtain adequate short-term financing to meet their working capital needs, which could impair their ability to supply the marketplace.

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

The favorable trends in payroll and related cost percentages in both operating segments is an indicator that the mandated increases in the minimum wage have been effectively mitigated by higher menu prices and management’s resolve to reduce the number of hours worked by hourly paid employees.

Management performs a comprehensive review each quarter of its self-insurance program for Ohio workers’ compensation and adjusts its reserves as deemed appropriate based on claims experience. No adjustment to the reserves was necessary during the First Quarter of Fiscal 2009. An $18,000 charge against earnings was recorded during the First Quarter of Fiscal 2008 to increase the reserves.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions) was $485,000 and $381,000 respectively, in the First Quarter of Fiscal 2009 and the First Quarter of 2008. Although no contributions are needed to meet minimum funding requirements for Fiscal 2009, discretionary contributions are anticipated that are currently estimated at $1,000,000, including $100,000 that was contributed during the First Quarter of Fiscal 2009. Future funding of the pension plans largely depends upon the performance of investments held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. As a result of recent market volatility, the market values of these securities have declined significantly, which could materially affect future funding requirements and result in the recognition of much higher net periodic pension costs in future years.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; field supervision; accounting and payroll preparation costs; franchise fees for Golden Corral restaurants; opening costs and many other restaurant operating expenses. Opening costs were $329,000 for Big Boy restaurants and zero for Golden Corral restaurants during the First Quarter of Fiscal 2009. During the First Quarter of Fiscal 2008, opening costs were $370,000 for Big Boy and $215,000 for Golden Corral. As most of the expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table are greatly affected by changes in same store levels. The reduction in Golden Corral from 29.1 percent to 28.1 percent is the result of higher same store sales and lower depreciation charges. The lower depreciation is the result of a charge for impairment of assets taken at the end of Fiscal 2008. Other operating costs are a much higher percentage of sales in the Golden Corral segment because sales volumes remain well below original expectation.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit while franchise fees and other revenue is added to it. Gains and losses from sale of real property, if any, are then respectively added or subtracted.

Administrative and advertising expense increased $92,000 during the First Quarter of Fiscal 2009, or 2.1 percent higher than the First Quarter of Fiscal 2008. The increase is primarily attributable to higher legal fees associated with litigation costs. Stock based compensation expense included in administrative and advertising expense was $78,000 during the First Quarter of Fiscal 2009, and was $92,000 in the First Quarter of Fiscal 2008.

Revenue from franchise fees is based on sales of Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales generated by the licensed restaurants and are recorded on the accrual method as earned. As of September 23, 2008, 27 Big Boy restaurants were licensed to other operators and paying franchise fees to the Company, a reduction of one restaurant from a year ago. Other revenue also includes certain other fees from licensed restaurants along with miscellaneous rent and investment income.

Gains from the sale of real property amounted to $1,116,000 during the First Quarter of Fiscal 2009. The gains resulted primarily from the disposition of a Big Boy restaurant that ceased operations in June 2008. Aggregate proceeds amounted to $1,581,000. Gains from the sale of real property amounted to $524,000 during the First Quarter of Fiscal 2008. The gains resulted from the dispositions of three low volume Big Boy restaurants that ceased operations respectively in January, April and June 2007. Aggregate proceeds amounted to $1,685,000.

No impairment of assets was recorded during either the First Quarter of Fiscal 2009 or the First Quarter of Fiscal 2008.

Interest Expense

Interest expense in the First Quarter of Fiscal 2009 was $154,000 lower that the First Quarter of Fiscal 2008, a reduction of 20.7 percent. The reduction is the result of lower debt levels and lower variable interest rates combined with much lower interest charges associated with capitalized leases. There are no longer any restaurant facilities leased by the Company that are classified as capital leases under the provisions of Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 29 percent in the First Quarter of Fiscal 2009 and was 32 percent in the First Quarter of Fiscal 2008. The effective tax rate for Fiscal 2008 was ultimately lowered to 30.8 percent. These rates have been kept consistently low through the Company’s use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. In addition, the reduction to 29 percent in the First Quarter of Fiscal 2009 reflects the statutory elimination of corporate income tax in the State of Ohio.

LIQUIDITY and CAPITAL RESOURCES

Sources of Funds

Food sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all sales to restaurant customers are received in cash or are settled by debit or credit cards. The primary source of cash provided by operating activities is net earnings plus depreciation. Other sources of cash may include borrowing against credit lines, proceeds received when stock options are exercised and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

Working Capital Practices

The Company has historically maintained a strategic negative working capital position, a common practice in the restaurant industry. As significant cash flows are consistently provided by operations, and existing credit lines are readily available, the use of this practice should not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments shown in the following table.

Aggregated Information about Contractual Obligations and Commercial Commitments

September 23, 2008

	Payments due by period (in thousands)
	Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
Long-Term Debt	$35,561	$8,717	$11,644	$5,573	$4,186	$2,600	$2,841
Rent due under Capital Lease Obligations	927	300	268	252	107	—	—
1 Rent due under Operating Leases	22,278	1,859	1,662	1,562	1,556	1,516	14,123
2 Unconditional Purchase Obligations	18,498	7,924	2,902	2,901	2,902	1,869	—
3 Other Long-Term Obligations	1,509	227	230	233	236	239	344
Total Contractual Cash Obligations	78,773	19,027	16,706	10,521	8,987	6,224	17,308

1	Not included in the table is a secondary liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Statement No. 13, “Accounting for Leases,” as amended.
2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property pursuant to purchase option provisions in leases.
3	Deferred compensation liability.

The working capital deficit was $19,325,000 as of September 23, 2008 and was $20,142,000 as of June 3, 2008. The improvement in the deficit largely reflects a higher level of cash on hand.

Under a Construction Draw Credit Facility, $5,500,000 remains available to be borrowed before the Facility expires on September 1, 2010. Additionally, a $5,000,000 working capital revolving line of credit (currently unused) is in place that is also available through September 1, 2010.

Operating Activities

Operating cash flows were $4,729,000 in the First Quarter of Fiscal 2009, or $1,119,000 higher than the First Quarter of Fiscal 2008. The increase is primarily attributable to normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which can and do often widely fluctuate from quarter to quarter. Management measures cash flows from the operation of the business by using the simple method of net earnings plus non cash expenses such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of assets (if any) and stock based compensation expense. Under this method, which is shown in the consolidated statement of cash flows as a sub-total, cash flows from the operation of the business in the First Quarter of Fiscal 2009 amounted to $5,300,000, a decrease of $1,013,000 from the First Quarter of Fiscal 2008.

Investing Activities

Capital spending is the principal component of investing activities. Capital spending was $7,595,000 during the First Quarter of Fiscal 2009, an increase of $2,125,000 from the First Quarter of Fiscal 2008. This year’s capital spending includes $6,895,000 for Big Boy restaurants and $700,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

Proceeds from disposition of property during the First Quarter of Fiscal 2009 amounted to $1,581,000, primarily reflecting the sale of an older Big Boy restaurant that had ceased operations in June 2008. Its sale resulted in a gain of $1,072,000. Proceeds from dispositions of property in the First Quarter of Fiscal 2008 amounted to $1,711,000, primarily reflecting the sale of three low-volume Big Boy restaurants that ceased operations respectively in January, April and June 2007. The sales of the three properties resulted in an aggregate gain of $524,000.

Financing Activities

Borrowing against credit lines amounted to $5,000,000 during the First Quarter of Fiscal 2009. Scheduled and other payments of long-term debt and capital lease obligations amounted to $2,519,000 during the First Quarter of Fiscal 2009. Regular quarterly cash dividends paid to shareholders totaled $613,000. Dividends declared but not paid as of September 23, 2008 totaled $613,000. The Company expects to continue its 48 year practice of paying regular quarterly cash dividends.

During the First Quarter of Fiscal 2009, 1,000 shares of the Company’s common stock were acquired pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $8,000. As of September 23, 2008, 425,000 shares granted under the Company’s two stock option plans remain outstanding, including 364,000 fully vested shares at a weighted average exercise price per share of $19.90. As of September 23, 2008, approximately 638,000 shares remained available to be granted under the 2003 Stock Option and Incentive Plan, net of 21,750 options granted to employees in June 2008. On October 7, 2008, 21,000 option shares were granted to non-employee members of the Board of Directors. Granting authority under the 1993 Stock Option Plan expired on October 4, 2008.

In January 2008, the Board of Directors authorized a repurchase program under which the Company may repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two-year period that will expire on January 28, 2010. During the First Quarter of Fiscal 2009, 3,800 shares were acquired under the program at a cost of $93,000. Since inception of the current authorization, 29,274 shares had been acquired through September 23, 2008 at a cost of $693,000.

Other Information

One new Big Boy restaurant opened for business during the First Quarter of Fiscal 2009 – in Winchester, Kentucky on August 11, 2008. In addition, a Big Boy restaurant re-opened in suburban Cincinnati on September 8, 2008 in a new building that replaced an older facility, which was taken out of service and razed in June 2008. One new Big Boy was under construction as of September 23, 2008. It opened for business on October 13, 2008 in Dayton, Ohio.

Including land and land improvements, the cash required to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,200,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. A few promising sites are under contract for possible future acquisition. However, all of these contracts are cancellable at the Company’s sole discretion while it pursues due diligence under the inspection period provisions of the respective contracts.

Approximately one-fifth of the Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with the newer prototype restaurants that have been introduced in recent years. The cost to renovate a typical older restaurant is approximately $150,000. Newer prototype restaurants also receive updates when they reach five years of age, which on average cost about $75,000. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether an expansion of the dining room is warranted. A typical kitchen redesign costs approximately $125,000 while a dining room expansion can cost up to $750,000.

Only one new Golden Corral restaurant has been opened in the last three years. Although the Company possesses development rights for up to twelve more Golden Corrals, no further development is currently planned and there is no active search for sites on which to build. At the end of Fiscal 2008, management determined that the assets of three Golden Corral restaurant locations were impaired and a non-cash pretax charge of $4,565,000 was recorded to lower the carrying values to fair value. The three impaired restaurants continue to operate.

Approximately one-fifth of the Golden Corral restaurants receive renovations each year. Some restaurants receive a complete renovation, including the installation of an Asian style pagoda bar. Other restaurants receive only the pagoda bar. The total cost of the Golden Corral improvements in Fiscal 2009 will approximate $1,000,000.

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

As of September 23, 2008, 28 restaurants were in operation on non-owned premises, which are covered by 30 lease agreements. Five of the 30 leases are for Big Boy facilities that are continuing to be occupied on a month-to-month basis until the Company acquires the properties from the landlord for certain amounts specified in the lease agreements, which taken together amount to $2,472,000. The landlord disputes the amount, claiming the Company must purchase the properties for a larger amount based on alternative values and market appraisal values. The matter is the subject of continuing litigation.

In October 2008, the Company successfully completed the acquisition of an existing Big Boy restaurant from its landlord pursuant to the purchase option provision of the lease agreement. The cost was $620,000.

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

Future funding of the pension plans largely depends upon the performance of investments held in the trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Recent market volatility has resulted in significant declines in market values, which could materially affect future funding requirements and result in the recognition of much higher net periodic pension costs in future years.

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

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be the primary indicator of potential impairment. Carrying values of property and equipment are tested for impairment at least annually, and whenever events or circumstances indicate that the carrying value may be impaired. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized for the amount by which carrying values exceed the greater of the net present value of the future cash flow stream or a floor value. Future cash flows can be difficult to predict. Changing neighborhood demographics and economic conditions, and many other factors may influence operating performance, which affect cash flows. Floor values are generally determined by real estate brokers and/or management’s judgment as developed through its experience in disposing of property.

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

Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside the Company’s control, including import and export restrictions, the influence of currency markets relative to the U.S. dollar, supply versus demand, production levels and the impact that adverse weather conditions may have on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are normally for periods of one year or less but may have longer terms if favorable long-term pricing becomes available. Food supplies are generally plentiful and may be obtained from any number of suppliers, which mitigates the Company’s overall commodity cost risk. Quality, timeliness of deliveries and price are the principal determinants of source. The Company does not use financial instruments as a hedge against changes in commodity pricing.

Except for items such as bread, fresh produce and dairy products that are purchased from any number of local suppliers, the Golden Corral segment of the business currently purchases substantially all food, beverage and other menu items from the same approved vendor that Golden Corral Franchising Systems, Inc. (Franchisor) uses in its operations. Deliveries are received twice per week. Other vendors are available to provide products that meet the Franchisor’s specifications at comparable prices should the Company wish or need to make a change.

ITEM 4.	CONTROLS and PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 23, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Control over Financial Reporting. The CEO and CFO have concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended September 23, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.	CONTROLS and PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A.	The Company is the owner of a Golden Corral Restaurant located in North Canton, Ohio. In 2001, the Company’s general contractor, Fortney & Weygandt, Inc. (“Fortney”) constructed a Golden Corral Restaurant at the original location on the North Canton site. Geological conditions at the site required that the restaurant be built on a structural slab (platform), which rested upon driven piles. The foundation system for the building had been designed by a Houston, Texas engineering firm, Maverick Engineering, Inc. (“Maverick”), a subcontractor to the Company’s architect of record, LMH&T. Shortly before the scheduled opening of the restaurant, it was discovered that design and construction errors had caused the building to shift, separating the building from its underground plumbing system. The Company elected to demolish the original structure, and subsequently built a new building on a different section of the original parcel. The restaurant’s grand opening was, therefore, delayed until January 2003.

In July 2002, Fortney filed a Demand for Arbitration against the Company that sought recovery of its “outstanding contract balance” in the sum of $293,638, plus interest, fees, and costs. Fortney contended that the Company owed this money to Fortney under the terms of the General Construction Contract. The Company denied that it owed these monies to Fortney, and filed a counterclaim against Fortney that alleged defective construction and claimed damages, lost profits, interest and costs, in an amount exceeding $1,000,000. The arbitration hearing before the American Arbitration Association concluded February 28, 2006, with closing arguments held on June 30, 2006. On August 24, 2006, the arbitration panel awarded the Company $537,967 and denied Fortney’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company was entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. Fortney also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the Cuyahoga County (Ohio) Court of Common Pleas to confirm the arbitration panel’s original award. Fortney responded by filing a Motion with the same court to vacate the award. On April 24, 2007, the Cuyahoga Court of Common Pleas granted the Company’s Application and entered a judgment of $562,669 in favor of the Company; Fortney’s Motion to vacate was denied. On May 1, 2007, Fortney filed a Notice of Appeal and was required to issue a bond in the sum of $635,044 to secure a stay of the Company’s execution on the judgment during the appeal process. Oral arguments were heard on April 15, 2008 in the Court of Appeals, Eighth Appellate District, Cuyahoga County, Ohio. On August 18, 2008, the Court of Appeals affirmed the lower court’s decisions, leaving intact the judgment in favor of the Company. In October 2008, Fortney filed a Memorandum in Support of Jurisdiction with the Ohio Supreme Court, asking the Court to accept Fortney’s appeal. The Company is currently preparing its opposition brief.

In August 2002, the Company filed a lawsuit in the Stark County (Ohio) Court of Common Pleas against LMH&T, the architect that designed the defective building. The lawsuit alleged negligent design as a causal factor in the demise of the original structure. The Company sought damages including lost profits, interest, and costs exceeding $2,500,000. LMH&T brought into the lawsuit its structural engineering consultant, Maverick, as well as the Company’s soils consultant, Cowherd Banner Carlson Engineering, collectively, the trial court defendants. In July 2003, the Company resolved all claims, counterclaims, and cross-claims, against and involving the trial court defendants when LMH&T and Maverick agreed to pay to the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full and the case was dismissed. The resolution between the Company and the trial court defendants is separate and apart from the on-going dispute between Fortney and the Company.

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

The Company has filed motions to consolidate the Kentucky cases into the Kenton County Circuit Court. 7373 has agreed to consolidate the two Kenton County cases and an agreed order to that effect is pending. On June 13, 2008, the Jefferson County Circuit Court entered an Order granting the Company’s Motion to Transfer and Consolidate to the Kenton County Circuit Court. On June 18, 2008, the Franklin County Circuit Court heard oral argument on the Company’s Motion to Transfer and Consolidate. The Court in Franklin County has not ruled on the Motion and has indicated it has taken the Motion under advisement. A decision was expected by the end of August 2008. However, the Court has yet to rule. On June 23, 2008, the Warren County Court of Common Pleas entered an Order denying the Company’s Motion to Stay the Proceedings. The Company’s Motion had sought to halt the proceedings in Warren County pending the outcome of the consolidated action in Kentucky. On August 21, 2008, the Warren County Judge issued a ruling allowing the Company to file a Motion for Summary Judgment immediately following the deposition of a former employee of the Company. 7373 has indicated that it will file a Motion for Summary Judgment at the same time. A decision on each Motion for Summary Judgment is expected before December 31, 2008.

On April 2, 2008, 7373 filed a lawsuit against the Company in Palm Beach County Florida, Circuit Court of the Fifteenth Judicial Circuit, Case No. 50-2008 CA009950XXXXMB. (7373 is headquartered in Palm Beach, Florida.) 7373’s complaint asks for declaratory relief and specific performance as to the lease disputes involved in the Kenton County Circuit Court Case No. 08-CI-1079 and Franklin County Circuit Court Case No. 08-CI-609. On May 19, 2008, the Company filed a Motion to Dismiss for Lack of Personal Jurisdiction, Or In the Alternative, Motion to Abate. On June 25, 2008, the Court in Palm Beach County granted the Company’s Motion to Abate the legal action pending the outcome of the Kentucky cases. On July 7, 2008, 7373 filed a Motion requesting the Court in Palm Beach County to reconsider its ruling to abate, which is currently pending.

C.	The Company is subject to various other claims and suits that arise from time to time in the ordinary course of business. Management does not currently believe that any ultimate liability to resolve outstanding claims will have a material impact on the Company’s earnings, cash flows or financial position. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes adequate provisions for losses have been included in the consolidated financial statements.

ITEM 1A.	RISK FACTORS

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

Future funding requirements of the two qualified defined benefit pension plans that are sponsored by the Company largely depend upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. As a result of recent market volatility, the market values of these securities have declined significantly, which could materially affect future funding requirements and result in the recognition of much higher net periodic pension costs in future years.

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

The Supply and Cost of Food

Food purchases can be subject to significant price fluctuations that can considerably affect results of operations from quarter to quarter. Price fluctuations can be due to seasonality or any number of factors. The market for beef, in particular, continues to be highly volatile due in part to import and export restrictions. Higher beef costs have also been driven by bio-fuel initiatives that vastly increase the cost to feed cattle. The Company depends on timely deliveries of perishable food and supplies. Any interruption in the continuing supply would harm the Company’s operations.

Litigation and Negative Publicity

Employees, customers and other parties bring various claims against the Company from time to time. Defending such claims can distract the attention of senior level management away from the operation of the business. In addition, negative publicity that may be associated with any adverse judgment that may be rendered against the Company could harm the Company’s reputation, which in turn could adversely affect operating results. Other negative publicity such as that arising from rumor and innuendo can also create adverse effects on results of operations.

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

Catastrophic Events

Unforeseen catastrophic events could disrupt the Company’s operations, the operations of the Company’s suppliers and the lives of the Company’s customers. The Big Boy segment’s dependency on the commissary operation in particular could present an extensive disruption of products to restaurants should a catastrophe impair its ability to operate. Examples of catastrophic events include but are not limited to:

•	adverse winter weather conditions

•	natural disasters such as earthquakes or tornadoes

•	fires or explosions

•	widespread power outages

•	criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes

•	acts of terrorists or acts of war

•	civil disturbances and boycotts

•	disease transmitted across borders that may enter the food supply chain

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

Golden Corral

Golden Corral same-store sales declines have been experienced in seventeen of the last twenty quarters, during which cash flows from Golden Corral operations have deteriorated. The ability of the Company to identify the root cause of the downturn, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk to the Company.

ITEM 2.	UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

In January 2008, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two year time frame that expires January 28, 2010. The following table shows information pertaining to the Company’s repurchases of its common stock during its fiscal quarter that ended September 23, 2008:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 4, 2008 - July 1, 2008	2,900	$25.22	2,900	471,626
July 2, 2008 - July 29, 2008	900	$21.54	900	470,726
July 30, 2008 - Aug. 26, 2008	—	—	—	—
Aug. 27, 2008 - Sept. 23, 2008	—	—	—	—

Total	3,800	$24.35	3,800	470,726

ITEM 3.	DEFAULTS upon SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

a)	The Annual Meeting of Shareholders was held on October 7, 2008.

b)	Directors elected on October 7, 2008 to serve until the 2010 annual meeting of shareholders:

Robert J. (RJ) Dourney	Karen F. Maier

Lorrence T. Kellar	William J. Reik, Jr.

Directors whose terms continued after the meeting (serving until the 2009 annual meeting of shareholders):

Dale P. Brown	Blanche F. Maier	Jerome P. Montopoli

Daniel W. Geeding	Craig F. Maier

c)	The following matters were voted upon:

1)	Election of Directors to serve until the 2010 annual meeting of shareholders:

Name	For	Withheld Authority
Robert J. (RJ) Dourney	4,489,252	105,004
Lorrence T. Kellar	4,383,452	210,804
Karen F. Maier	4,412,333	181,923
William J. Reik, Jr.	4,488,763	105,493

2)	Proposal to ratify the appointment of Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year commencing June 4, 2008 was approved.

For	Against	Abstain
4,572,477	18,160	3,619

d)	Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1 Third Amended Articles of Incorporation, filed as Exhibit (3) (a) to the Registrant’s Form 10-K Annual Report for 1993, is incorporated herein by reference.

3.2 Amended and Restated Code of Regulations effective October 2, 2006, filed as Exhibit A to the Registrant’s Definitive Proxy Statement dated September 1, 2006, is incorporated herein by reference.

10.1 Intellectual Property Use and Noncompete Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, filed as Exhibit (10) (a) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, is incorporated herein by reference.

10.2 Transfer Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, is incorporated herein by reference.

10.3 Agreement Regarding Use of Trademarks between the Registrant and Big Boy Restaurants International, LLC dated November 7, 2007, filed as Exhibit 10 (c) to the Registrant’s Form 10-Q Quarterly Report for December 11, 2007, is incorporated herein by reference.

10.4 First Amended and Restated Loan Agreement (Golden Corral Construction Facility) between the Registrant and US Bank NA effective October 15, 2004, filed as exhibit 10 (c) 1 to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference.

10.5 Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective October 15, 2004, filed as exhibit 10 (c) 2 to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference.

10.6 Amendment No. 1 to First Amended and Restated Loan Agreement (Golden Corral Construction Facility) (see Exhibit 10.4 above) between the Registrant and US Bank NA effective September 27, 2005, filed as Exhibit 10 (d) 1) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference.

10.7 Amendment No. 1 to Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) (see Exhibit 10.5 above) between the Registrant and US Bank NA effective September 27, 2005, filed as Exhibit 10 (d) 2) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference.

10.8 Amendment No. 2 to First Amended and Restated Loan Agreement (Golden Corral Construction Facility) (see Exhibits 10.4 and 10.6 above) between the Registrant and US Bank, NA effective December 3, 2007, filed as Exhibit 10 (f) 1) to the Registrant’s Form 10-Q Quarterly Report for December 11, 2007, is incorporated herein by reference.

10.9 Amendment No. 3 to Second Amended and Restated loan Agreement (Revolving and Bullet Loans) (see Exhibits 10.5 and 10.7 above) between the Registrant and US Bank, NA, effective December 3, 2007, filed as Exhibit 10 (f) 2) to the Registrant’s Form 10-Q Quarterly Report for December 11, 2007, is incorporated herein by reference.

10.10 Area Development Agreement, Termination Agreement and Addendum effective July 20, 2004 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit (10) (f) to the Registrant’s Form 10-K Annual Report for 2004, is incorporated herein by reference.

10.11 Second Amendment to Area Development Agreement (see Exhibit 10.10 above) effective April 3, 2008 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2008, is incorporated herein by reference.

10.12 Agreement to Purchase Stock between the Registrant and Frisch West Chester, Inc. dated June 1, 1988, filed as Exhibit 10 (f) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10.13 Agreement to Purchase Stock between the Registrant and Frisch Hamilton West, Inc. dated February 19, 1988, filed as Exhibit 10 (g) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10.14 Employment Agreement between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 14, 2006, is incorporated herein by reference. *

10.15 First Amendment to the Employment Agreement (see Exhibit 10.14 above) between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10.16 Frisch’s Executive Retirement Plan (SERP) effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10.17 Amendment No. 1 to Frisch’s Executive Retirement Plan (SERP) (see Exhibit 10.16 above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference. *

10.18 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10.19 Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10.18 above) effective September 26, 2006, filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference. *

10.20 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.18 and 10.19 above) effective December 19, 2006, filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10.21 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.18, 10.19 and 10.20 above) adopted October 7, 2008, are filed herewith. *

10.22 Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.18, 10.19, 10.20 and 10.21 above), filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference. *

10.23 Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10.24 Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10.23 above) effective December 19, 2006, filed as Exhibit 99.1 to the registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10.25 Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10.26 Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10.27 First Amendment to Change of Control Agreement (see Exhibit 10.26 above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10.28 Second Amendment to Change of Control Agreement (see Exhibits 10.26 and 10.27 above) between the Registrant and Craig F. Maier dated October 7, 2008, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated October 7, 2008, is incorporated herein by reference. *

10.29 Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Karen F. Maier, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley, Michael R. Everett, William L. Harvey and certain other “highly compensated employees” (Grantors). *

10.30 First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10.29 above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10.31 Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10.32 Non-Qualified Deferred Compensation Plan, Basic Plan Document to Restate Frisch’s Executive Savings Plan effective December 31, 2008, is filed herewith. *

10.33 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Stock) to Restate Frisch’s Executive Savings Plan effective December 31, 2008, is filed herewith. *

10.34 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Mutual Funds) to Restate Frisch’s Executive Savings Plan effective December 31, 2008, is filed herewith. *

10.35 Code of Ethics for Chief Executive Officer and Financial Professionals, filed as Exhibit 14 to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

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
DATE October 27, 2008
	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and Principal Financial and Accounting Officer