Form 10-Q
period 2008-12-16
FRISCHS RESTAURANTS INC
filed 2009-01-21
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 16, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The total number of shares outstanding of the issuer’s no par common stock, as of December 22, 2008 was: 5,098,030

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Twenty-eight weeks ended		Twelve weeks ended
	December 16, 2008	December 11, 2007	December 16, 2008	December 11, 2007
Sales	$158,974,692	$158,739,828	$69,093,061	$69,213,384

Cost of sales
Food and paper	57,746,647	55,952,446	24,473,276	24,354,678
Payroll and related	52,147,898	52,489,750	22,550,896	22,710,708
Other operating costs	35,869,617	35,558,672	15,431,697	15,198,359

	145,764,162	144,000,868	62,455,869	62,263,745

Gross profit	13,210,530	14,738,960	6,637,192	6,949,639

Administrative and advertising	7,746,466	7,829,797	3,308,094	3,483,337
Franchise fees and other revenue	(691,892)	(678,999)	(291,241)	(300,547)
Gains on sale of assets	(1,115,910)	(524,354)	—	—

Operating profit	7,271,866	8,112,516	3,620,339	3,766,849

Interest expense	1,087,019	1,320,016	498,552	577,834

Earnings before income taxes	6,184,847	6,792,500	3,121,787	3,189,015

Income taxes	1,794,000	2,174,000	906,000	1,021,000

Net Earnings	$4,390,847	$4,618,500	$2,215,787	$2,168,015

Earnings per share (EPS) of common stock:
Basic net earnings per share	$.86	$.90	$.43	$.42

Diluted net earnings per share	$.85	$.88	$.43	$.41

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	December 16, 2008 (unaudited)	June 3, 2008
Current Assets
Cash	$331,500	$801,297
Trade and other receivables	1,448,723	1,448,385
Inventories	6,063,737	5,647,629
Prepaid expenses and sundry deposits	1,442,268	1,120,360
Prepaid and deferred income taxes	1,680,000	1,676,536

Total current assets	10,966,228	10,694,207
Property and Equipment
Land and improvements	71,282,024	67,573,837
Buildings	93,502,484	89,351,863
Equipment and fixtures	90,998,093	87,554,946
Leasehold improvements and buildings on leased land	25,823,984	26,323,899
Capitalized leases	1,558,209	1,558,209
Construction in progress	1,195,307	2,641,144

	284,360,101	275,003,898
Less accumulated depreciation and amortization	125,775,651	121,164,500

Net property and equipment	158,584,450	153,839,398
Other Assets
Goodwill	740,644	740,644
Other intangible assets	846,289	892,238
Investments in land	1,955,823	2,634,890
Property held for sale	787,186	1,234,824
Other	1,685,048	2,023,804

Total other assets	6,014,990	7,526,400

Total assets	$175,565,668	$172,060,005

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 16, 2008 (unaudited)	June 3, 2008
Current Liabilities
Long-term obligations due within one year
Long-term debt	$8,258,782	$8,804,779
Obligations under capitalized leases	249,338	243,361
Self insurance	684,424	606,877
Accounts payable	11,330,763	10,281,016
Accrued expenses	10,867,397	10,675,381
Income taxes	207,600	224,685

Total current liabilities	31,598,304	30,836,099
Long-Term Obligations
Long-term debt	25,005,233	24,216,672
Obligations under capitalized leases	511,666	637,087
Self insurance	558,018	769,874
Deferred income taxes	465,621	592,478
Deferred compensation and other	4,150,907	4,292,949

Total long-term obligations	30,691,445	30,509,060

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock—authorized, 3,000,000 shares without par value; none issued	—	—
Common stock—authorized, 12,000,000 shares without par value; issued, 7,580,263 and 7,580,263 shares—stated value—$1	7,580,263	7,580,263
Additional contributed capital	64,601,590	64,451,899

	72,181,853	72,032,162

Accumulated other comprehensive loss	(1,895,580)	(1,992,515)
Retained earnings	76,588,243	74,034,980

	74,692,663	72,042,465

Less cost of treasury stock (2,482,233 and 2,470,332 shares)	(33,598,597)	(33,359,781)

Total shareholders’ equity	113,275,919	110,714,846

Total liabilities and shareholders’ equity	$175,565,668	$172,060,005

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Twenty-eight weeks ended December 16, 2008 and December 11, 2007

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at May 29, 2007	$7,568,680	$63,838,824	$(1,214,704)	$70,448,512	$(32,771,537)	$107,869,775
Net earnings for twenty-eight weeks	—	—	—	4,618,500	—	4,618,500
Other comprehensive income, net of tax	—	—	83,132	—	—	83,132
Stock options exercised—new shares issued	9,833	214,028	—	—	—	223,861
Excess tax benefit from stock—based compensation	—	25,621	—	—	—	25,621
Treasury shares re-issued	—	15,829	—	—	12,141	27,970
Stock-based compensation expense	—	174,685	—	—	—	174,685
Employee stock purchase plan	—	10,208	—	—	—	10,208
Cash dividends—$.34 per share	—	—	—	(1,744,334)	—	(1,744,334)

Balance at December 11, 2007	7,578,513	64,279,195	(1,131,572)	73,322,678	(32,759,396)	111,289,418

Net earnings for twenty-five weeks	—	—	—	1,327,711	—	1,327,711
Other comprehensive loss, net of tax	—	—	(860,943)	—	—	(860,943)
Stock options exercised—new shares issued	1,750	31,570	—	—	—	33,320
Excess tax benefit from stock—based compensation	—	(30,123)	—	—	—	(30,123)
Stock-based compensation expense	—	164,066	—	—	—	164,066
Employee stock purchase plan	—	7,191	—	—	—	7,191
Treasury shares acquired	—	—	—	—	(600,385)	(600,385)
Cash dividends—$.12 per share	—	—	—	(615,409)	—	(615,409)

Balance at June 3, 2008	7,580,263	64,451,899	(1,992,515)	74,034,980	(33,359,781)	110,714,846

Net earnings for twenty-eight weeks	—	—	—	4,390,847	—	4,390,847
Other comprehensive income, net of tax	—	—	96,935	—	—	96,935
Stock options exercised—treasury shares re-issued	—	(5,210)	—	—	13,520	8,310
Excess tax benefit from stock— based compensation	—	4,907	—	—	—	4,907
Other treasury shares re-issued	—	4,048	—	—	4,136	8,184
Stock based compensation expense	—	137,701	—	—	—	137,701
Employee stock purchase plan	—	8,245	—	—	—	8,245
Treasury shares acquired	—	—	—	—	(256,472)	(256,472)
Cash dividends—$.36 per share	—	—	—	(1,837,584)	—	(1,837,584)

Balance at December 16, 2008	$7,580,263	$64,601,590	($1,895,580)	$76,588,243	($33,598,597)	$113,275,919

				Twenty-eight weeks ended December 16, 2008	Twenty-five weeks ended June 3, 2008	Twenty-eight weeks ended December 11, 2007
Comprehensive income:
Net earnings for the period				$4,390,847	$1,327,711	$4,618,500
Change in defined benefit pension plans, net of tax				96,935	(860,943)	83,132

Comprehensive income				$4,487,782	$466,768	$4,701,632

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Twenty-eight weeks ended December 16, 2008 and December 11, 2007

(unaudited)

	December 16, 2008	December 11, 2007
Cash flows provided by (used in) operating activities:
Net earnings	$4,390,847	$4,618,500
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	7,265,160	7,491,840
Gain on disposition of assets, net of abandonment losses	(988,987)	(317,755)
Stock-based compensation expense	137,701	174,685

	10,804,721	11,967,270
Changes in assets and liabilities:
Accounts receivable	(338)	(28,572)
Inventories	(416,108)	879,099
Prepaid expenses and sundry deposits	(175,045)	(609,054)
Other assets	(73,242)	371,094
Prepaid, accrued and deferred income taxes	(192,428)	(878,991)
Excess tax benefit from stock-based compensation	(4,907)	(25,621)
Accounts payable	437,983	(1,780,853)
Accrued expenses	192,016	(296,579)
Self insured obligations	(134,309)	57,122
Deferred compensation and other liabilities	(142,042)	132,468

	(508,420)	(2,179,887)

Net cash provided by operating activities	10,296,301	9,787,383

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(11,478,563)	(7,182,521)
Proceeds from disposition of property	1,584,044	1,712,909
Change in other assets	457,947	(42,836)

Net cash (used in) investing activities	(9,436,572)	(5,512,448)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	5,000,000	4,500,000
Payment of long-term debt and capital lease obligations	(4,876,880)	(6,901,585)
Cash dividends paid	(1,225,820)	(1,128,296)
Proceeds from stock options exercised—new shares issued	—	223,861
Proceeds from stock options exercised—treasury shares re-issued	8,310	—
Excess tax benefit from stock-based compensation	4,907	25,621
Treasury shares acquired	(256,472)	—
Treasury shares re-issued	8,184	27,970
Employee stock purchase plan	8,245	10,208

Net cash (used in) financing activities	(1,329,526)	(3,242,221)

Net increase (decrease) in cash and equivalents	(469,797)	1,032,714
Cash and equivalents at beginning of year	801,297	321,200

Cash and equivalents at end of quarter	$331,500	$1,353,914

Supplemental disclosures:
Interest paid	$1,070,037	$1,532,005
Income taxes paid	1,986,530	3,053,816
Income taxes refunded	100	825
Dividends declared but not paid	611,764	616,039

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

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

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, the additional week needed to make a 53 week year is added to the fourth quarter, resulting in a thirteen week fourth quarter. The current fiscal year will end on Tuesday, June 2, 2009 (fiscal year 2009), a period of 52 weeks. The year that ended June 3, 2008 (fiscal year 2008) was a 53 week year.

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

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Funds in transit from credit card processors are classified as cash. Highly liquid investments with original maturities of three months or less are considered as cash equivalents. Outstanding checks totaling $83,000 were included in accounts payable as of December 16, 2008.

Receivables

Trade notes and accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of December 16, 2008 and June 3, 2008. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. No new Big Boy or Golden Corral construction was in progress as of December 16, 2008. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $40,000 and $95,000 respectively, for the 28 weeks ended December 16, 2008 and December 11, 2007, and was zero for each of the twelve weeks ended December 16, 2008 and December 11, 2007.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE A - ACCOUNTING POLICIES (CONTINUED)

The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet. Surplus property that is no longer needed by the Company, including one Big Boy restaurant that ceased operations near the end of fiscal year 2008, is classified as “Property held for sale” in the consolidated balance sheet. All of the surplus property is stated at the lower of cost or market. Market values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment.

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

Impairment of Assets

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment of assets. Carrying values are tested for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable from the estimated future cash flows expected to result from the properties’ use and eventual disposition. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the greater of the net present value of the future cash flow stream or a floor value. Floor values are generally determined by opinions of value provided by real estate brokers and/or the management’s judgment as developed through its experience in disposing of unprofitable restaurant properties.

No impairment losses were recognized during either the 28 weeks ended December 16, 2008 or December 11, 2007, nor during the twelve week periods ended December 16, 2008 and December 11, 2007. A non-cash pretax charge of $4,565,000 was recognized in the fourth quarter of fiscal year 2008 to lower the carrying values of three Golden Corral restaurants that were determined to be impaired. The three restaurants remain in operation.

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

Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” is applicable to legal obligations associated with the retirement of certain tangible long-lived assets. Its application has not materially affected the Company’s financial statements in any of the periods presented. Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), requires that conditional obligations be included in the definition of an asset retirement obligation under SFAS 143 and therefore requires current recognition if fair value is reasonably estimable. Its application has had no material effect on any of the periods presented in the accompanying financial statements.

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of December 16, 2008 and June 3, 2008, the carrying amount of goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company has opened (finite useful lives are subject to amortization) or has the right to open (yet to be determined useful lives are not subject to amortization). Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, which equates to $85,000 per year in each of the next five years for the 35 Golden Corral restaurants that were in operation as of December 16, 2008, net of three impaired Golden Corral restaurants (see below). Amortization for the 28 weeks ended December 16, 2008 and December 11, 2007 was $46,000 and $50,000 respectively, and was $20,000 and $22,000 respectively, for the twelve weeks ended December 16, 2008 and December 11, 2007.

Other intangible assets are tested annually for impairment and also whenever an impairment indicator arises. The test completed in the fourth quarter of fiscal 2008 resulted in an impairment charge of $95,000 to write-off the remainder of unamortized initial franchise fees associated with the impairment of three Golden Corral restaurants (see Impairment of Assets elsewhere in Note A – Accounting Policies). In addition, the development agreement with Golden Corral Franchising Systems, Inc. was amended during fiscal year 2008 to terminate development rights for sixteen restaurants, which resulted in a write-off of $160,000 in development fees that had already been paid.

The remaining balance of other intangible assets is not currently being amortized because these assets have indefinite or as yet to be determined useful lives. An analysis of other intangible assets follows:

	December 16, 2008	June 3, 2008
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,280	$1,280
Less accumulated amortization	(540)	(494)

Carrying amount of Golden Corral initial franchise fees subject to amortization	740	786

Current portion of Golden Corral initial franchise fees subject to amortization	(85)	(85)
Golden Corral fees not yet subject to amortization	135	135

Other intangible assets	56	56

Total other intangible assets	$846	$892

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to other operating costs as incurred.

Revenue Recognition

Revenue from restaurant operations is recognized upon the sale of products as they are sold to customers. All sales revenue is recorded on a net basis, which excludes sales tax collected from being reported as sales and sales tax remitted from being reported as a cost. Revenue from the sale of commissary products to Big Boy restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on sales of Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, which ordinarily occurs upon the execution of the license agreement in consideration of the Company’s services to that time.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Revenue from the sale of gift cards is deferred for recognition until redeemed by the customer, as service fees are assessed or the card otherwise expires. Except where prohibited by law, recognition of previously deferred revenue from cards without allowances for service fees and paper gift certificates (paper gift certificates are no longer issued by the Company) occurs when the probability is remote that customers will demand full performance.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to other operating costs as incurred:

	28 weeks ended		12 weeks ended
	Dec. 16, 2008	Dec. 11, 2007	Dec. 16, 2008	Dec. 11, 2007
	(in thousands)
Golden Corral	$—	$225	$—	$10
Big Boy	531	380	202	10

	$531	$605	$202	$20

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

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE A - ACCOUNTING POLICIES (CONTINUED)

The Company also has an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that was originally intended to provide a supplemental retirement benefit to the HCE’s whose benefits under the qualified defined benefit pension plans were reduced when their compensation exceeded Internal Revenue Code imposed limitations or when elective salary deferrals were made to FESP. In 2000, HCE’s became ineligible to be credited with additional benefits for service under the qualified defined benefit pension plans and the SERP (interest continues to accrue). Comparable pension benefits are provided through a non-qualified Nondeferred Cash Balance Plan (see Note E – Pension Plans).

FESP assets are the principal component of “Other long-term assets” in the consolidated balance sheet, along with the value, if any, of pension plan assets in excess of projected benefit obligations (see Note E – Pension Plans).

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

28 weeks ended		12 weeks ended
Dec. 16, 2008	Dec. 11, 2007	Dec. 16, 2008	Dec. 11, 2007
(in thousands)
$42	$(59)	$42	$(41)

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE B - LONG-TERM DEBT

	December 16, 2008		June 3, 2008
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$5,000	$—	$4,500
Term Loans	7,212	19,733	7,796	18,827
Revolving Credit Loan	—	—	—	—
Bullet Loan	1,047	272	1,009	890

	$8,259	$25,005	$8,805	$24,217

The portion payable after one year matures as follows:

	December 16, 2008	June 3, 2008
	(in thousands)
Period ending in 2010	$11,285	$11,082
2011	5,144	5,194
2012	4,012	3,813
2013	2,231	2,461
2014	1,714	1,335
Subsequent to 2014	619	332

	$25,005	$24,217

The Construction Draw Facility (the Facility) is an unsecured draw credit line intended to finance new restaurant construction. Borrowing under the Facility amounted to $5,000,000 during the first two quarters of fiscal year 2009. As of December 16, 2008, the sum of $5,500,000 was available to be borrowed under the Facility. Unless it is extended, the Facility’s credit line is scheduled to expire on September 1, 2010.

The Facility is subject to a commitment fee equal to .25 percent of the amount remaining available to be borrowed. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan. Outstanding balances of loans initiated prior to September 2007 had to be converted with an amortization period not to exceed seven years. Loans initiated in or after September 2007 may be converted with initial amortization periods of up to twelve years, with a one-time option during the chosen term to extend the amortization period. Upon conversion to an amortizing Term Loan, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE B - LONG TERM DEBT (CONTINUED)

As of December 16, 2008, the aggregate outstanding balance under the Facility was $31,945,000, consisting of $26,945,000 in Term Loans plus $5,000,000 in the Construction Phase awaiting conversion. Since the inception of the Facility, nine of the Term Loans ($21,500,000 out of $78,500,000 in original notes) have been retired as of December 16, 2008. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.15 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $836,000, expiring in various periods ranging from March 2009 through October 2015. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. The $5,000,000 balance in the Construction Phase of the Facility as of December 16, 2008 was borrowed under three separate draws, each of which is subject to variable rated interest, currently 2.50 percent. Any outstanding amount in the Construction Phase of the Facility that has not been converted into a Term Loan by September 1, 2010 shall mature and be payable in full at that time, unless extended.

The Revolving Credit Loan is an unsecured line of credit that allows for borrowing of up to $5,000,000 to fund temporary working capital needs through September 1, 2010, unless extended. The loan, none of which was outstanding as of December 16, 2008, is subject to a 30 consecutive day out-of-debt period each year. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is subject to a .25 percent unused commitment fee.

The Bullet Loan was converted into a term loan in March 2007. The provisions of the term loan require 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate. The loan is secured by mortgages that encumber the real property of two Golden Corral restaurants, the combined book value of which approximated $4,052,000 as of December 16, 2008.

These loan agreements contain covenants relating to cash flows, debt levels, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of December 16, 2008. Compensating balances are not required by these loan agreements.

NOTE C - LEASED PROPERTY

The Company’s policy is to own its restaurant locations whenever possible, however, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to twenty years, and/or have favorable purchase options. As of December 16, 2008, 27 restaurants were in operation on non-owned premises, which were covered by 29 lease agreements consisting of 24 operating leases – sixteen are for Big Boy operations and eight are for Golden Corral operations – and five month-to-month arrangements. The count of 27 restaurants on non-owned premises is a reduction of one from the previous quarter, reflecting the purchase of a Big Boy restaurant pursuant to the purchase option provision of its lease, which expired on September 30, 2008.

The month-to-month arrangements are for five Big Boy restaurant facilities, the capital leases of which reached their normal expirations during fiscal year 2008. Two of the five locations also have separate ground lease obligations. All five of these facilities are continuing to be occupied on a month-to-month basis until the Company acquires the properties from the landlord pursuant to certain provisions contained in the respective lease agreements. The purchase prices are the subject of litigation (see Litigation in Note H – Commitments and Contingencies). Residual value guarantees of the five leases aggregating $2,101,000 are included as a current liability in the consolidated balance sheet as of December 16, 2008 under the caption “accrued expenses.”

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

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE C - LEASED PROPERTY (CONTINUED)

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	December 16, 2008	June 3, 2008
	(in thousands)
Delivery and other equipment	1,558	1,558
Less accumulated amortization	(819)	(760)

	$739	$798

Rent expense under operating leases and month-to-month arrangements:

	28 weeks ended		12 weeks ended
	Dec. 16, 2008	Dec. 11, 2007	Dec. 16, 2008	Dec. 11, 2007
	(in thousands)
Minimum rentals	$1,273	$1,074	$540	$484
Contingent payments	24	30	12	14

	$1,297	$1,104	$552	$498

Future minimum lease payments under capitalized leases and operating leases are summarized below:

Period ending December 16,	Capitalized leases	Operating leases
	(in thousands)
2009	$296	$1,873
2010	262	1,573
2011	221	1,568
2012	73	1,546
2013	—	1,533
2014 to 2027	—	13,719

Total	852	$21,812

Amount representing interest	(91)

Present value of obligations	761
Portion due within one-year	(249)

Long-term obligations	$512

Not included in the above table is a secondary liability for the performance of a ground lease that the Company has assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE D - CAPITAL STOCK (CONTINUED)

As of December 16, 2008, options to purchase 217,750 shares had been cumulatively granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer (CEO). The Committee has determined that outstanding options belonging to the CEO vest six months from the date of grant, while outstanding options granted to other key employees vest in three equal annual installments. The Committee has further determined that outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

As of December 16, 2008, 617,250 shares remain available to be optioned, including 35,000 shares granted that were subsequently forfeited, which are again available to be granted in accordance with the “Re-Use of Shares” provision of the Plan. There were 171,755 options outstanding as of December 16, 2008.

No other awards—stock appreciation rights, restricted stock award, unrestricted stock award or performance award—have been granted under the 2003 Stock Option and Incentive Plan as of December 16, 2008.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted until October 4, 2008. The Board of Directors adopted certain amendments in December 2006 to bring the Amended Plan into compliance with the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code.

Options to purchase 556,228 shares were cumulatively granted under the 1993 Stock Option Plan and the Amended Plan before granting authority expired October 4, 2008, of which 273,565 remained outstanding as of December 16, 2008 including 211,478 that belong to the CEO.

All outstanding options under the 1993 Stock Option Plan and the Amended Plan were granted at fair market value and expire ten years from the date of grant. Final expirations will occur in June 2014. Outstanding options to the CEO vested after six months, while options granted to non-employee directors vested after one year. Outstanding options granted to other key employees vested in three equal annual installments.

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of December 16, 2008:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	405,070	$20.83
Granted	42,750	$21.61
Exercised	(1,000)	$8.31
Forfeited or expired	(1,500)	$28.28

Outstanding at end of quarter	445,320	$20.91	5.19 years	$795

Exercisable at end of quarter	384,736	$20.42	4.56 years	$795

The intrinsic value of stock options exercised during the 28 weeks ended December 16, 2008 and December 11, 2007 was $14,000 and $75,000, respectively.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE D - CAPITAL STOCK (CONTINUED)

Stock options outstanding and exercisable as of December 16, 2008 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	65,062	$10.60	1.49 years
$13.01 to $18.00	49,667	$13.79	2.56 years
$18.01 to $24.20	180,667	$20.72	5.90 years
$24.21 to $31.40	149,924	$27.96	6.80 years

$ 8.31 to $31.40	445,320	$20.91	5.19 years

Exercisable:
$ 8.31 to $13.00	65,062	$10.60	1.49 years
$13.01 to $18.00	49,667	$13.79	2.56 years
$18.01 to $24.20	137,334	$20.43	4.74 years
$24.21 to $31.40	132,673	$27.70	6.61 years

$ 8.31 to $31.40	384,736	$20.42	4.56 years

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock at 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of October 31, 2008 (latest available data), 135,895 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of October 31, 2008, the custodian held 37,731 shares on behalf of employees.

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of December 16, 2008, 40,968 shares remained in the FESP reserve, including 8,202 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE D - CAPITAL STOCK (CONTINUED)

Treasury Stock

As of December 16, 2008, the Company’s treasury held 2,482,233 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through January 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

In January 2008, the Board of directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of common stock in the open market or through block trades over a two-year period that expires January 28, 2010. Since inception of the current authorization, the Company has acquired 38,681 shares under the program at a cost of approximately $858,000, including 13,207 shares from June 4, 2008 through December 16, 2008.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share			Diluted earnings per share
	Weighted average shares outstanding	EPS	Stock equivalents	Weighted average shares outstanding	EPS
28 weeks ended:

December 16, 2008	5,105,391	$0.86	60,320	5,165,711	$0.85
December 11, 2007	5,129,301	$0.90	123,213	5,252,514	$0.88

Stock options to purchase 226,400 shares during the twenty-eight weeks ended December 16, 2008 and 95,000 shares during the twenty-eight weeks ended December 11, 2007 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

12 weeks ended:

December 16, 2008	5,102,635	$.43	41,731	5,144,366	$.43
December 11, 2007	5,133,322	$.42	119,455	5,252,777	$.41

Stock options to purchase 319,900 shares during the twelve weeks ended December 16, 2008 and 95,000 shares during the twelve weeks ended December 11, 2007 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE D - CAPITAL STOCK (CONTINUED)

Share-Based Payment (Compensation Cost)

Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), “Share-Based Payment” requires the fair value of stock options granted to be recognized as compensation cost. The cost is recognized in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. Compensation cost arising from stock options granted are shown below:

	28 weeks ended		12 weeks ended
	Dec. 16, 2008	Dec. 11, 2007	Dec. 16, 2008	Dec. 11, 2007
	(in thousands)
Charged to administrative and advertising	$138	$175	$60	$83
Tax benefit	47	56	20	27

Total share-based compensation cost, net of tax	$91	$119	$40	$56

Effect on basic earnings per share	$.02	$.02	$.01	$.01

Effect on diluted earnings per share	$.02	$.02	$.01	$.01

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, developed with the following assumptions:

	28 weeks		12 weeks
	Dec. 16, 2008	Dec. 11, 2007	Dec. 16, 2008	Dec. 11, 2007
Weighted average fair value of options	$5.47	$8.39	$4.81	$8.12

Dividend yield	2.0% - 2.5%	1.4% - 1.5%	2.5%	1.5%
Expected volatility	29% - 32%	27%	32%	27%
Risk free interest rate	2.4% - 3.5%	4.2% - 4.9%	2.4%	4.2%
Expected lives	5 years	5 years	5 years	5 years

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

As of December 16, 2008, there was $289,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of .79 years.

SFAS 123 (R) also requires compensation cost to be recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in Note D – Capital Stock). Compensation costs related to the Employee Stock Purchase Plan amounted to $34,000 and $21,000 respectively, during the 28 weeks ended December 16, 2008 and December 11, 2007.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE E - PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The following table shows the components of net periodic pension cost for all three plans:

	28 weeks ended		12 weeks ended
Net periodic pension cost components	Dec. 16, 2008	Dec. 11, 2007	Dec. 16, 2008	Dec. 11, 2007
	(in thousands)
Service cost	$869	$853	$373	$365
Interest cost	936	879	401	377
Expected return on plan assets	(1,103)	(1,192)	(473)	(511)
Amortization of prior service cost	9	9	4	4
Amortization of loss	138	117	59	50

Net periodic pension cost	$849	$666	$364	$285

Weighted average discount rate	6.50%	6.00%	6.50%	6.00%
Weighted average rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%

The Company contributes amounts to the two qualified defined benefit pension plans that are sufficient to satisfy legal funding requirements, plus discretionary tax-deductible amounts that may be deemed advisable. Although no contributions are needed to meet minimum funding requirements for the year that will end on June 2, 2009, discretionary contributions are anticipated that are currently estimated at $1,000,000, including $500,000 that had been contributed through December 16, 2008. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon the retirement of the participants.

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

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) was $171,000 and $124,000 respectively, during the 28 weeks ended December 16, 2008 and December 11, 2007, and was $73,000 and $53,000 respectively, for the twelve weeks ended December 16, 2008 and December 11, 2007. Contributions of $209,000 and $219,000 were respectively made to the Plan in December 2008 and December 2007. In addition, the President and Chief Executive Officer (CEO) has an employment contract that allows additional annual contributions to be made for the CEO’s benefit under the Non Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE E - PENSION PLANS (CONTINUED)

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In the 28 weeks ended December 16, 2008 and December 11, 2007, matching contributions to the 401(k) plans amounted to $89,000 and $88,000 respectively, and were $38,000 during each of the twelve weeks ended December 16, 2008 and December 11, 2007. Matching contributions to FESP were $14,000 and $15,000 respectively, during the 28 weeks ended December 16, 2008 and December 11, 2007, and were $6,000 and $7,000 respectively, during the twelve weeks ended December 16, 2008 and December 11, 2007.

The Company does not sponsor post retirement health care plans.

NOTE F - COMPREHENSIVE INCOME

	28 weeks ended		12 weeks ended
	Dec. 16, 2008	Dec. 11, 2007	Dec. 16, 2008	Dec. 11, 2007
	(in thousands)
Net earnings	$4,391	$4,618	$2,215	$2,168
Amortization of amounts included in net periodic pension cost	147	126	63	54
Tax effect	(50)	(42)	(21)	(16)

Comprehensive income	$4,488	$4,702	$2,257	$2,206

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE G - SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	28 weeks ended		12 weeks ended
	Dec. 16, 2008	Dec. 11, 2007	Dec. 16, 2008	Dec. 11, 2007
	(in thousands)
Sales
Big Boy	$104,219	$103,826	$46,657	46,058
Golden Corral	54,756	54,914	22,436	23,155

	$158,975	$158,740	$69,093	$69,213

Earnings before income taxes
Big Boy	$10,085	$11,773	$5,178	$5,616
Opening expense	(532)	(380)	(202)	(10)

Total Big Boy	9,553	11,393	4,976	5,606

Golden Corral	(77)	(137)	35	(267)
Opening expense	—	(225)	—	(10)

Total Golden Corral	(77)	(362)	35	(277)

Total restaurant level profit	9,476	11,031	5,011	5,329

Administrative expense	(4,012)	(4,122)	(1,682)	(1,863)
Franchise fees and other revenue	692	679	291	301
Gain on asset sales	1,116	524	—	—

Operating profit	7,272	8,112	3,620	3,767

Interest expense	(1,087)	(1,320)	(498)	(578)

Earnings before income taxes	$6,185	$6,792	$3,122	$3,189

Depreciation and amortization
Big Boy	$4,258	$4,285	$1,894	$1,868
Golden Corral	3,007	3,207	1,286	1,396

	$7,265	$7,492	$3,180	$3,264

Capital expenditures
Big Boy	$10,310	$4,998	$3,415	$1,185
Golden Corral	1,169	2,185	469	529

	$11,479	$7,183	$3,884	$1,714

	As of
	Dec. 16, 2008	June 3, 2008
Identifiable assets
Big Boy	$100,111	$94,276
Golden Corral	75,455	77,784

	$175,566	$172,060

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2009, Ended December 16, 2008

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $4,760,000, $3,129,000, $3,129,000, $3,012,000 and $1,194,000 respectively, for the periods ending December 16, 2009, 2010, 2011, 2012 and 2013. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation

The construction of a Golden Corral restaurant in Canton, Ohio was halted in August 2001 in order to assess structural concerns. In March 2002, a final assessment of the defects resulted in the Company’s decision to construct a new building on another part of the lot. (The restaurant finally opened for business in January 2003.) In July 2002, the general contractor that built the defective building filed a Demand for Arbitration against the Company seeking $294,000 plus interest, fees, and costs it claimed were owed by the Company under the construction contract. The Company denied the claim and filed a counterclaim against the general contractor that alleged defective construction and claimed damages, lost profits, interest and costs in an amount exceeding $1,000,000. In August 2006, the arbitration panel that heard the case awarded the Company $538,000 and denied the general contractor’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company was entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. The general contractor also filed a Motion to Modify, which alleged that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the local court system to confirm the arbitration panel’s original award. The general contractor responded by filing a Motion with the same court to vacate the award. In April 2007, the Court granted the Company’s Application and entered a judgment of $563,000 in favor of the Company; the general contractor’s Motion to Vacate was denied. The general contractor filed a Notice of Appeal in May 2007 and was required to issue a bond in the sum of $635,000 to secure a stay of the Company’s execution on the judgment during the appeal process. Oral arguments were heard in the Court of Appeals in April 2008. In August 2008, the Court of appeals affirmed the lower court’s decisions, leaving intact the judgment in favor of the Company. In October 2008, the general contractor filed a Memorandum in Support of Jurisdiction with the Ohio Supreme Court, asking the Court to accept the contractor’s appeal. The Company filed its Memorandum in Opposition to Jurisdiction with the Ohio Supreme Court in November 2008. The timing of the Court’s decision on whether to accept the contractor’s appeal cannot be predicted with any accuracy.

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

Second Quarter Fiscal 2009, Ended December 16, 2008

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

As of December 16, 2008, the Company operated 27 restaurants on non-owned properties. (See Note C – Leased Properties.) Certain of the leases provide for contingent rental payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

These three restaurants pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $2,714,000 and $2,657,000 respectively, during the 28 weeks ended December 16, 2008 and December 11, 2007, and was $1,199,000 and $1,186,000 respectively, during the twelve weeks ended December 16, 2008 and December 11, 2007. The amount owed to the Company from these restaurants was $85,000 and $102,000 respectively, as of December 16, 2008 and June 3, 2008. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company, commenced in March 2005. The monthly payment was increased in March 2008 to $18,744 from $18,368 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation approximating $1,049,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $159,000 is included in current liabilities in the consolidated balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995

Forward-looking statements are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such statements generally express management’s expectations with respect to its plans, or its assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are subject to risks and uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but are not limited to, the discussion in this Form 10-Q under Part II, Item 1A. “Risk Factors.”

“Forward-looking statements” can generally be identified in sentences that contain words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue,” “assumption(s),” “goal(s),” “target” and similar words (or derivatives thereof) that are used to distinguish “forward-looking statements” from historical or present facts.

All forward-looking information in this MD&A is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. Except as may be required by law, the Company disclaims any obligation to update any forward-looking statements that may be contained in this MD&A.

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (Company) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet style “Golden Corral” restaurants. As of December 16, 2008, 89 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

The Company’s Second Quarter of Fiscal 2009 consists of the twelve weeks ended December 16, 2008, and compares with the twelve weeks ended December 11, 2007, which constituted the Second Quarter of Fiscal 2008. The First Half of Fiscal 2009 consists of the 28 weeks ended December 16, 2008, and compares with the 28 weeks ended December 11, 2007, which constituted the First Half of Fiscal 2008. The first half of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains 28 weeks, whereas the second half of the year normally contains only 24 weeks. The upcoming twelve-week third quarter in particular is usually a disproportionately smaller share of annual revenue and earnings because it spans most of the winter season from mid December through early March. Winter storms can adversely affect results of operations, which are particularly vulnerable if severe winter weather should develop over a prolonged period. References to Fiscal 2009 refer to the 52 week year that will end on June 2, 2009. References to Fiscal 2008 refer to the 53 week year that ended June 3, 2008.

Sales amounted to $69,093,000 during the Second Quarter of Fiscal 2009, which was $120,000 lower than the Second Quarter of Fiscal 2008. Net earnings for the Second Quarter of Fiscal 2009 were $2,216,000, or diluted earnings per share (EPS) of $.43, which compares with $2,168,000, or diluted EPS of $.41 in the Second Quarter of Fiscal 2008. The improvement in net earnings is largely the result of a lower effective tax rate: 29 percent in the Second Quarter of Fiscal 2009 versus 32 percent in the Second Quarter of Fiscal 2008. Factors having a noteworthy effect on pretax earnings when comparing the Second Quarter of Fiscal 2009 with the Second Quarter of Fiscal 2008:

•	Big Boy same store sales increased .6 percent.

•	Golden Corral same store sales decreased 2.2 percent.

•	As a percentage of sales, food costs increased to 35.4 percent from 35.2 percent.

•	As a percentage of sales, payroll and related costs decreased to 32.6 percent from 32.8 percent.

•	New store opening costs were $182,000 higher.

Sales reached a record $158,975,000 during the First Half of Fiscal 2009, which was $235,000 higher than the First Half of Fiscal 2008. Net earnings for the First Half of Fiscal 2009 were $4,391,000, or diluted EPS of $.85, which compares with $4,618,000, or diluted EPS of $.88 in the First Half of Fiscal 2008. The effective tax rate was 29 percent throughout the First Half of Fiscal 2009. It was 32 percent throughout the First half of Fiscal 2008. Factors having a noteworthy effect on pretax earnings when comparing the First Half of Fiscal 2009 with the First Half of Fiscal 2008:

•	Big Boy same store sales increased .4 percent.

•	Golden Corral same store sales decreased .2 percent.

•	As a percentage of sales, food costs increased to 36.3 percent from 35.2 percent.

•	As a percentage of sales, payroll and related costs decreased to 32.8 percent from 33.1 percent.

•	Gains on sales of real estate were $1,116,000 in the First Half of Fiscal 2009, up from $524,000 in the First Half of Fiscal 2008.

Another significant factor affecting the Company’s operations has been the annual increase in the minimum wage as mandated by Ohio voters in November 2006:

•

The minimum wage for non-tipped employees increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was increased to $7.00 per hour effective January 1, 2008 and to $7.30 per hour on January 1, 2009 in accordance with the mandate’s annual provision to adjust automatically for the rate for inflation.

•

The minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was increased to $3.50 per hour on January 1, 2008 and to $3.65 per hour on January 1, 2009 in accordance with the inflation provision in the mandate.

More than two-thirds of the Company’s payroll costs are incurred in Ohio. The effects of paying the required higher hourly rates of pay have effectively been countered with reductions in the number of hours worked along with higher menu prices. Further reductions in the number of hours that employees are permitted to work will likely be implemented to offset the effect of what would otherwise be a $500,000 increase in annual payroll costs attributable to the January 1, 2009 increase.

The federal minimum wage for non-tipped employees increased from $5.15 per hour to $5.85 per hour in July 2007 and to $6.55 per hour in July 2008. It is currently scheduled to increase to $7.25 per hour in July 2009. Through December 2008, the effect of these increases on labor costs has not been significant because 1) Ohio’s (where more than two-thirds of the Company’s payroll costs are incurred) minimum wage already exceeds the federal requirement, 2) conditions in most other markets already dictate higher wage rates and 3) the minimum rate for tipped employees remains at $2.13 per hour except in Ohio.

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

	Second Quarter		First Half
	Dec. 16, 2008	Dec. 11, 2007	Dec. 16, 2008	Dec. 11, 2007
	(in thousands)
Big Boy restaurant sales	$44,290	$43,713	$98,709	$98,404
Wholesale sales to licensees	2,170	2,142	5,019	4,998
Other wholesale sales	197	203	491	424

Total Big Boy Sales	46,657	46,058	104,219	103,826

Golden Corral sales	22,436	23,155	54,756	54,914

Consolidated restaurant sales	$69,093	$69,213	$158,975	$158,740

Higher Big Boy sales shown in the above table include a same store sales increase of .6 percent in the Second Quarter of Fiscal 2009 (on a customer count decrease of 2.7 percent) and an increase of .4 percent in the First Half of Fiscal 2009 (on a 3.0 percent decrease in customer counts). The Big Boy same store sales comparisons include average menu price increases of 2.4 percent and 1.2 percent implemented respectively in September 2008 and September 2007. In addition, a 1.6 percent increase was put in place in February 2008 to which a .5 percent increase was added in April 2008. Another increase is currently planned for February 2009.

The Company operated 89 Big Boy restaurants as of December 16, 2008, including two new ones that opened respectively in August and October 2008. Also, a high volume suburban Cincinnati unit was temporarily out of service for three months (June 8, 2008 to September 8, 2008) in order to replace it with a new facility. Two low volume Big Boy restaurants ceased operating at the end of Fiscal 2008. No new Big Boy restaurants are currently under construction, although several promising sites are currently under contract to be acquired in the near term.

Lower Golden Corral sales shown in the above table include a same store sales decrease of 2.2 percent in the Second Quarter of Fiscal 2009 (on a customer count decrease of 6.0 percent) and a decrease of .2 percent in the First Half of Fiscal 2009 (on a 3.7 percent decrease in customer counts). The Golden Corral same store sales comparisons include average menu price increases of 2.5 percent and 3.2 percent implemented respectively in September 2008 and October 2007. In addition, a .8 percent increase went into effect in March 2008 to which a .5 percent increase was added in June 2008. The Golden Corral segment of the Company has now suffered a same store sales decrease in eighteen of the last 21 quarters.

The Company operated 35 Golden Corral restaurants as of December 16, 2008. No further development is currently planned.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	Second Quarter		First Half
	Dec. 16, 2008	Dec. 11, 2007	Dec. 16, 2008	Dec. 11, 2007
	(in thousands)
Big Boy gross profit	$6,099	$6,714	$12,057	$13,883
Golden Corral gross profit	538	236	1,154	856

Total gross profit	$6,637	$6,950	$13,211	$14,739

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	Second Quarter						First Half
	12 weeks 12/16/08			12 weeks 12/11/07			28 weeks 12/16/08			28 weeks 12/11/07
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Food and Paper	35.4	34.1	38.3	35.2	33.1	39.4	36.3	34.6	39.6	35.2	33.3	39.0

Payroll and Related	32.6	34.0	29.8	32.8	34.4	29.7	32.8	34.5	29.6	33.1	34.7	30.0

Other Operating Costs (including opening costs)	22.3	18.9	29.6	22.0	17.9	29.9	22.6	19.3	28.7	22.4	18.7	29.5

Gross Profit	9.7	13.0	2.3	10.0	14.6	1.0	8.3	11.6	2.1	9.3	13.3	1.5

Volatile commodity markets continue to pose a difficult environment in which to contain food costs. Sharply rising commodity prices are evident by the much higher food and paper cost percentages for the Big Boy segment shown in the above table, despite higher menu prices being charged to customers. Costs have increased significantly for poultry, pork, beef and fish products. The market for hamburger in particular has experienced very steep cost increases. The food and paper cost percentages for the Golden Corral segment retreated significantly in the Second Quarter of Fiscal 2009, chiefly reflecting much lower prices for top butt sirloin steaks.

The effect of commodity price increases is actively managed with changes to the Big Boy menu mix and effective selection and rotation of items served on the Golden Corral buffet, together with periodic increases in menu prices. Food and paper cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet line.

The favorable trends in payroll and related cost percentages in both Big Boy and Golden Corral continue to be a clear indicator that the mandated increases in the minimum wage have been effectively mitigated by management’s resolve to reduce the number of hours worked by hourly paid employees and higher menu prices.

Management performs a comprehensive review each quarter of its self-insurance program for Ohio workers’ compensation and adjusts its reserves as deemed appropriate based on claims experience. The reserves were lowered by $42,000 in the First Half of Fiscal 2009, effected through a credit to earnings during the Second Quarter of Fiscal 2009. The reserves were increased by $59,000 during the First Half of Fiscal 2008, including a $41,000 charge against earnings in the Second Quarter of Fiscal 2008.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions) was $364,000 and $285,000 respectively, in the Second Quarter of Fiscal 2009 and the Second Quarter of Fiscal 2008. Net periodic pension cost was $849,000 and $666,000 respectively, in the First Half of Fiscal 2009 and the First Half of Fiscal 2008. Although no contributions are needed to meet minimum funding requirements for Fiscal 2009, discretionary contributions are anticipated that are currently estimated at $1,000,000, including $500,000 that was contributed during the First Half of Fiscal 2009. Future funding of the pension plans largely depends upon the performance of investments held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. As a result of recent market volatility, the market values of these securities have declined significantly, which could materially affect future funding requirements and result in the recognition of much higher net periodic pension costs in future years.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation, franchise fees for Golden Corral restaurants, new restaurant opening costs and many other operating costs. As most of these expenses tend to be fixed costs, the percentages shown in the above table are greatly affected by changes in same store sales levels. Opening costs were $202,000 (all for Big Boy) and $20,000 respectively during the Second Quarter of Fiscal 2009 and the Second Quarter of Fiscal 2008. For the First Half of Fiscal 2009, opening costs were $531,000 (all of which was for Big Boy). Opening costs were $605,000 ($380,000 for Big Boy and $225,000 for Golden Corral) in the First Half of Fiscal 2008.

Other operating costs are a much higher percentage of sales for the Golden Corral segment as sales volumes remain well below original expectations. The reductions in the Golden Corral percentages are largely from lower depreciation charges, the result of an impairment of assets charge taken at the end of Fiscal 2008 to lower the carrying costs of three restaurants.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit while franchise fees and other revenue are added to it. Gains and losses from the sale of real property, if any, are then respectively added or subtracted.

Administrative and advertising expense decreased $175,000 and $83,000 respectively, in the Second Quarter of Fiscal 2009 and the First Half of Fiscal 2009 when compared with comparable periods a year ago. The decreases are attributable primarily to lower accruals for incentive compensation and stock based compensation costs.

Revenue from franchise fees is based on sales generated by Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of December 16, 2008, 26 Big Boy restaurants were licensed to other operators and paying fees to the Company, a reduction of one restaurant from a year ago. Other revenue also includes certain other fees earned from licensed restaurants along with miscellaneous rent and investment income.

Gains from the sale of real property amounted to $1,116,000 during the First Half of Fiscal 2009. The gains resulted primarily from the disposition in the first quarter of fiscal 2009 of a Big Boy restaurant that had ceased operations June 2008. Aggregate proceeds amounted to $1,581,000. Gains from the sale of real property amounted to $524,000 during the First Half of Fiscal 2008. The gains resulted from the disposition in the first quarter of fiscal 2008 of three low volume Big Boy restaurants that ceased operations respectively in January, April and June 2007. Aggregate proceeds amounted to $1,685,000.

No impairment of assets was recorded during any of the periods presented in this MD&A.

Interest Expense

Interest expense decreased $79,000 and $233,000 respectively, in the Second Quarter of Fiscal 2009 and the First Half of Fiscal 2009 when compared with comparable periods a year ago. The decreases are the result of lower debt levels and lower variable interest rates combined with much lower interest charges associated with capitalized leases. There are no longer any restaurant facilities leased by the Company that are classified as capital leases under the provisions of Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 29 percent throughout the First Half of Fiscal 2009 and was 32 percent throughout the First Half of Fiscal 2008. The effective tax rate for Fiscal 2008 was ultimately lowered to 30.8 percent. These rates have been kept consistently low through the Company’s use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. In addition, the 29 percent rate used throughout the First Half of Fiscal 2009 reflects the statutory elimination of corporate income tax in the state of Ohio.

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

Working Capital Practices

The Company has historically maintained a strategic negative working capital position, a common practice in the restaurant industry. The working capital deficit was $20,632,000 as of December 16, 2008 and was $20,142,000 as of June 3, 2008. As significant cash flows are consistently provided by operations, and existing credit lines are readily available, negative working capital should not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments shown in the following table.

Aggregated Information about Contractual Obligations and Commercial Commitments

December 16, 2008

			Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$33,264	$8,259	$11,285	$5,144	$4,012	$2,231	$2,333
	Rent due under Capital Lease Obligations	852	296	262	221	73	—	—
1	Rent due under Operating Leases	21,812	1,873	1,573	1,568	1,546	1,533	13,719
2	Unconditional Purchase Obligations	18,522	8,058	3,129	3,129	3,012	1,194	—
3	Other Long-Term Obligations	1,452	227	230	234	237	240	284
	Total Contractual Cash Obligations	$75,902	$18,713	$16,479	$10,296	$8,880	$5,198	$16,336

1	Not included in the table is a secondary liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Statement No. 13, “Accounting for Leases,” as amended.
2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property pursuant to purchase option provisions in leases.
3	Deferred compensation liability.

If needed to fund temporary working capital needs, a $5,000,000 revolving credit facility (currently unused) is available to the Company through September 1, 2010. A construction draw credit facility is also in place through September 1, 2010 with $5,500,000 in current availability.

Operating Activities

Operating cash flows were $10,296,000 in the First Half of Fiscal 2009, which compares with $9,787,000 in the First Half of Fiscal 2008. The increase in operating cash flows is primarily attributable to normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which can and do fluctuate widely from quarter to quarter. Management measures cash flows from the operation of the business by using the simple method of net earnings plus non-cash expenses such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of assets (if any) and stock based compensation expense. Under this method, which is shown in the consolidated statement of cash flows as a sub-total, cash flows from the operation of the business in the First Half of Fiscal 2009 amounted to $10,805,000, which was $1,163,000 lower than the First Half of Fiscal 2008.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $11,479,000 during the First Half of Fiscal 2009, an increase of $4,296,000 from the First Half of Fiscal 2008. This year’s capital spending includes $10,310,000 for Big Boy restaurants and $1,169,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

Proceeds from the disposition of property during the First Half of Fiscal 2009 amounted to $1,584,000, primarily reflecting the sale of an older Big Boy restaurant that had ceased operations in June 2008. Its sale resulted in a gain of $1,072,000. Proceeds from property dispositions in the First Half of Fiscal 2008 amounted to $1,713,000, primarily reflecting the sale of three low-volume Big Boy restaurants that ceased operations respectively in January, April and June 2007, yielding an aggregate gain of $524,000.

Financing Activities

Borrowing against credit lines amounted to $5,000,000 during the First Half of Fiscal 2009, none of which was borrowed during the Second Quarter of Fiscal 2009. Scheduled and other payments of long-term debt and capital lease obligations amounted to $4,877,000 during the First Half of Fiscal 2009. Regular quarterly cash dividends to shareholders were paid at a rate of $.12 per share, amounting to $1,226,000 during the First Half of Fiscal 2009. In addition, a dividend had been declared but not paid as of December 16, 2008. Its payment of $612,000 on January 9, 2009 was the 192nd consecutive quarterly dividend paid by the Company. The Company expects to continue its 48 year practice of paying regular quarterly cash dividends.

During the First Half of Fiscal 2009, 1,000 shares of the Company’s common stock were issued pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $8,000. As of December 16, 2008, 445,000 shares granted under the Company’s two stock option plans remain outstanding, including 385,000 fully vested shares at a weighted average exercise price per share of $20.42. As of December 16, 2008, 617,000 shares remained available to be granted under the 2003 Stock Option and Incentive Plan, which is net of 21,750 options granted to employees in June 2008 and 21,000 options granted in October 2008 to non-employee members of the Board of Directors. Granting authority under the 1993 Stock Option Plan expired on October 4, 2008.

In January 2008, the Board of Directors authorized a repurchase program under which the Company may repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two-year period that will expire on January 28, 2010. During the First Half of Fiscal 2009, 13,207 shares were acquired under the program at a cost of $256,000. Since inception of the current authorization, 38,681 shares have been acquired through December 16, 2008 at a cost of $857,000.

Other Information

Two new Big Boy restaurants opened for business during the First Half of Fiscal 2009 – in Winchester, Kentucky on August 11, 2008 and in Dayton, Ohio on October 13, 2008. In addition, a Big Boy restaurant re-opened in suburban Cincinnati on September 8, 2008 in a new building that replaced an older facility, which had been taken out of service and razed in June 2008. No new Big Boy restaurants were under construction as of December 16, 2008.

Including land and land improvements, the cost to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. A few promising sites are under contract for possible future acquisition. However, all of these contracts are cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the respective contracts.

Approximately one-fifth of the Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with the newer prototype restaurants that have been introduced in recent years. On average, the cost to renovate a typical older restaurant is approximately $150,000. Newer prototype restaurants also receive updates when they reach five years of age, which on average cost about $75,000. In addition, certain high- volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether a dining room expansion is warranted. A typical kitchen redesign costs approximately $125,000 while a dining room expansion can cost up to $750,000.

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

Approximately one-fifth of Golden Corral restaurants are renovated each year. The cost of Golden Corral improvements in Fiscal 2009 will total approximately $1,000,000.

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

As of December 16, 2008, 27 restaurants were in operation on non-owned premises, which are covered by 29 lease agreements consisting of 24 operating leases – sixteen are for Big Boy operations and eight are for Golden Corrals—and five month-to-month arrangements. The count of 27 restaurants on non-owned premises is a reduction of one from the previous quarter, reflecting the acquisition of a Big Boy restaurant for $620,000 pursuant to the purchase option provision of its lease, which expired on September 30, 2008. The month-to-month arrangements are for five Big Boy restaurants facilities that are continuing to be occupied until the Company acquires the properties from the landlord for certain amounts specified in the lease agreements, which taken together amount to $2,472,000. The landlord disputes the amount, claiming the Company must purchase the properties for a larger amount based on alternative values and market appraisal values. The matter is the subject of litigation.

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

Self Insurance

The Company self-insures a significant portion of expected losses from its workers’ compensation program in the state of Ohio. The Company purchases coverage from an insurance company for individual claims in excess of $300,000. Reserves for claims expense include a provision for incurred but not reported claims. Each quarter, the Company reviews claims valued by its third party administrator (“TPA”) and then applies experience and judgment to determine the most probable future value of incurred claims. As the TPA submits additional new information, the Company reviews it in light of historical claims for similar injuries, probability of settlement, and any other facts that might provide guidance in determining ultimate value of individual claims. Unexpected changes in any of these or other factors could result in actual costs differing materially from initial projections or values presently carried in the self-insurance reserves.

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

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be the primary indicator of potential impairment. Carrying values of property and equipment are tested for impairment at least annually, and whenever events or circumstances indicate that the carrying value may be impaired. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized for the amount by which carrying values exceed the greater of the net present value of the future cash flow stream or a floor value. Future cash flows can be difficult to predict. Changing neighborhood demographics and economic conditions, and many other factors may influence operating performance, which affect cash flows. Floor values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment as developed through its experience in disposing of property.

Sometimes it becomes necessary to cease operating a certain restaurant due to poor performance. The final impairment amount can be significantly different from the initial impairment charge, particularly if the eventual market price received from the disposition of the property differs materially from initial estimates of floor values.

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

Big Boy restaurants utilize centralized purchasing and food preparation, which is provided through the Company’s commissary and food manufacturing plant. Management believes the commissary operation ensures uniform product quality and safety, timeliness of distribution to restaurants and creates efficiencies that ultimately result in lower food and supply costs. The commissary operation does not supply Golden Corral restaurants.

Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside of the Company’s control, including import and export restrictions, the influence of currency markets relative to the U.S. dollar, supply versus demand, production levels and the impact that adverse weather conditions may have on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are normally for periods of one year or less but may have longer terms if favorable long-term pricing becomes available. Food supplies are generally plentiful and may be obtained from any number of suppliers, which mitigates the Company’s overall commodity cost risk. Quality, timeliness of deliveries and price are the principal determinants of source. The Company does not use financial instruments as a hedge against changes in commodity pricing.

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

a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 16, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Control over Financial Reporting. The CEO and CFO have concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 16, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.	CONTROLS and PRODEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A.	The Company is the owner of a Golden Corral Restaurant located in North Canton, Ohio. In 2001, the Company’s general contractor, Fortney & Weygandt, Inc. (“Fortney”) constructed a Golden Corral Restaurant at the original location on the North Canton site. Geological conditions at the site required that the restaurant be built on a structural slab (platform), which rested upon driven piles. The foundation system for the building had been designed by a Houston, Texas engineering firm, Maverick Engineering, Inc. (“Maverick”), a subcontractor to the Company’s architect of record, LMH&T. Shortly before the scheduled opening of the restaurant, it was discovered that design and construction errors had caused the building to shift, separating the building from its underground plumbing system. The Company elected to demolish the original structure, and subsequently built a new building on a different section of the original parcel. As a result, the restaurant’s grand opening was delayed until January 2003.

In July 2002, Fortney filed a Demand for Arbitration against the Company that sought recovery of its “outstanding contract balance” in the sum of $293,638, plus interest, fees, and costs. Fortney contended that the Company owed this money to Fortney under the terms of the General Construction Contract. The Company denied that it owed these monies to Fortney, and filed a counterclaim against Fortney that alleged defective construction and claimed damages, lost profits, interest and costs, in an amount exceeding $1,000,000. The arbitration hearing before the American Arbitration Association concluded February 28, 2006, with closing arguments held on June 30, 2006. On August 24, 2006, the arbitration panel awarded the Company $537,967 and denied Fortney’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company was entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. Fortney also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the Cuyahoga County (Ohio) Court of Common Pleas to confirm the arbitration panel’s original award. Fortney responded by filing a Motion with the same court to vacate the award. On April 24, 2007, the Cuyahoga Court of Common Pleas granted the Company’s Application and entered a judgment of $562,669 in favor of the Company; Fortney’s Motion to vacate was denied. On May 1, 2007, Fortney filed a Notice of Appeal and was required to issue a bond in the sum of $635,044 to secure a stay of the Company’s execution on the judgment during the appeal process. Oral arguments were heard on April 15, 2008 in the Court of Appeals, Eighth Appellate District, Cuyahoga County, Ohio. On August 18, 2008, the Court of Appeals affirmed the lower court’s decisions, leaving intact the judgment in favor of the Company. In October 2008, Fortney filed a Memorandum in Support of Jurisdiction with the Ohio Supreme Court, asking the Court to accept Fortney’s appeal. The Company filed its Memorandum in Opposition to Jurisdiction with the Ohio Supreme Court in November 2008. The timing of the Supreme Court’s decision on whether to accept Fortney’s appeal cannot be predicted with any accuracy.

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

The Company has filed motions to consolidate the Kentucky cases into the Kenton County Circuit Court. 7373 has agreed to consolidate the two Kenton County cases and an agreed order to that effect was entered July 15, 2008. On June 13, 2008, the Jefferson County Circuit Court entered an Order granting the Company’s Motion to Transfer and Consolidate to the Kenton County Circuit Court. On January 8, 2009, the Franklin County Circuit Court granted the Company’s Motion to Transfer and Consolidate to the Kenton County Circuit Court. On June 23, 2008, the Warren County Court of Common Pleas entered an Order denying the Company’s Motion to Stay the Proceedings. The Company’s Motion had sought to halt the proceedings in Warren County pending the outcome of the consolidated action in Kentucky. On August 21, 2008, the Warren County Judge issued a ruling allowing the Company to file a Motion for Summary Judgment immediately following the deposition of a former employee of the Company. 7373 has indicated that it will file a Motion for Summary Judgment at the same time.

On April 2, 2008, 7373 filed a lawsuit against the Company in Palm Beach County Florida, Circuit Court of the Fifteenth Judicial Circuit, Case No. 50-2008 CA009950XXXXMB. (7373 is headquartered in Palm Beach, Florida.) 7373’s complaint asks for declaratory relief and specific performance as to the lease disputes involved in the Kenton County Circuit Court Case No. 08-CI-1079 and Franklin County Circuit Court Case No. 08-CI-609. On May 19, 2008, the Company filed a Motion to Dismiss for Lack of Personal Jurisdiction, Or In the Alternative, Motion to Abate. On June 25, 2008, the Court in Palm Beach County granted the Company’s Motion to Abate the legal action pending the outcome of the Kentucky cases. On July 7, 2008, 7373 filed a Motion requesting the Court in Palm Beach County to reconsider its ruling to abate. A hearing on the matter was held on December 12, 2008. The Court has taken the motion under advisement and has not issued a decision as of yet.

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

Economic Factors

The current economic recession comes on the heels of a soft, stubborn economy that has persisted in the Company’s principal mid-west markets for several years now, during which consumer confidence remained well below national average and the Company absorbed skyrocketing increases in the costs of food and energy. Increasing costs for energy affect profit margins in many ways. The effects of higher gasoline prices can impact discretionary consumer spending in restaurants and result in lower customer counts. Petroleum based material is often used to package certain products for distribution. In addition, suppliers may add surcharges for fuel to their invoices. The cost to transport products from the commissary to restaurant operations will rise with each increase in gasoline prices. Higher natural gas prices result in much higher costs to heat restaurant facilities and to cook food. Inflationary pressure, particularly on food costs, labor costs (especially associated with increases in the minimum wage) and health care benefits, can also negatively impact the operation of the business. Shortages of qualified labor may also be experienced in certain local economies. In addition, the loss of a key executive could pose a significant adverse effect on the Company.

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

The Supply and Cost of Food

Food purchases can be subject to significant price fluctuations that can considerably affect results of operations from quarter to quarter. Price fluctuations can be due to seasonality or any number of factors. The market for beef, in particular, continues to be highly volatile due in part to import and export restrictions. Higher beef costs have also been driven in part by bio-fuel initiatives that vastly increase the cost to feed cattle. The Company depends on timely deliveries of perishable food and supplies. Any interruption in the continuing supply would harm the Company’s operations.

Litigation and Negative Publicity

Employees, customers and other parties bring various claims against the Company from time to time. Defending such claims can distract the attention of senior level management away from the operation of the business. In addition, negative publicity that may be associated with any adverse judgment that may be rendered against the Company could harm the Company’s reputation, which in turn could adversely affect operating results. Other negative publicity such as that arising from rumor and innuendo spread through the internet and other sources can also create adverse effects on results of operations.

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

Golden Corral Operations

Golden Corral same-store sales declines have been experienced for eighteen of the last 21 quarters, during which cash flows from Golden Corral operations have deteriorated. The ability of the Company to identify the root cause of the downturn, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk to the Company.

ITEM 2.	UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

In January 2008, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two year time frame that expires January 28, 2010. The following table shows information pertaining to the Company’s repurchases of its common stock during its fiscal quarter that ended December 16, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Sept. 24, 2008 - Oct. 21, 2008	5,000	$18.14	5,000	465,726

Oct. 22, 2008 - Nov. 18, 2008	4,407	$16.62	4,407	461,319

Nov. 19, 2008 - Dec. 16, 2008	—	$—	—	—

Total	9,407	$17.43	9,407	461,319

ITEM 3.	DEFAULTS upon SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

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

10.9 Amendment No. 3 to Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) (see Exhibits 10.5 and 10.7 above) between the Registrant and US Bank, NA effective December 3, 2007, filed as Exhibit 10 (f) 2) to the Registrant’s Form 10-Q Quarterly Report for December 11, 2007, is incorporated herein by reference.

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

10.14 Employment Agreement between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 14, 2006, is incorporated herein by reference. *

10.15 First Amendment to the Employment Agreement (see Exhibit 10.14 above) between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10.16 Frisch’s Executive Retirement Plan (SERP) effective June 1, 1994, filed as Exhibit 10 (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10.17 Amendment No. 1 to Frisch’s Executive Retirement Plan (SERP) (see Exhibit 10.16 above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10.18 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10.19 Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10.18 above) effective September 26, 2006, filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference. *

10.20 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.18 and 10.19 above) effective December 19, 2006, filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10.21 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.18, 10.19 and 10.20 above) adopted October 7, 2008, filed as Exhibit 10.21 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.22 Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.18, 10.19, 10.20 and 10.21 above), filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference. *

10.23 Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10.24 Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10.23 above) effective December 19, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10.25 Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10.26 Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit 10 (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10.27 First Amendment to Change of Control Agreement (see Exhibit 10.26 above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10.28 Second Amendment to Change of Control Agreement (see Exhibits 10.26 and 10.27 above) between the Registrant and Craig F. Maier dated October 7, 2008, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated October 7, 2008, is incorporated herein by reference. *

10.29 Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit 10 (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Rinzy J. Nocero, Karen F. Maier, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley, Michael R. Everett, Ronnie A. Peters, William L. Harvey and certain other “highly compensated employees” (Grantors). *

10.30 First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10.29 above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10.31 Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit 10 (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10.32 Non-Qualified Deferred Compensation Plan, Basic Plan Document to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008 (also see Exhibits 10.33 and 10.34), filed as Exhibit 10.32 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.33 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Stock) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008 (also see Exhibits 10.32 and 10.34), filed as Exhibit 10.33 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.34 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Mutual Funds) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008 (also see Exhibits 10.32 and 10.33), filed as Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.35 Code of Ethics for Chief Executive Officer and Financial Professionals, filed as Exhibit 14 to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

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

DATE January 14, 2009

	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and Principal Financial and Accounting Officer