Form 10-Q
period 2009-03-10
FRISCHS RESTAURANTS INC
filed 2009-04-14
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED MARCH 10, 2009

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

The total number of shares outstanding of the issuer’s no par common stock, as of March 23, 2009 was: 5,098,030

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Forty weeks ended		Twelve weeks ended
	March 10, 2009	March 4, 2008	March 10, 2009	March 4, 2008
Sales	$226,659,205	$225,358,248	$67,684,513	$66,618,420

Cost of sales
Food and paper	81,476,949	79,892,467	23,730,302	23,940,021
Payroll and related	74,263,358	74,267,043	22,115,460	21,777,293
Other operating costs	50,425,082	49,987,792	14,555,465	14,429,120

	206,165,389	204,147,302	60,401,227	60,146,434
Gross profit	20,493,816	21,210,946	7,283,286	6,471,986

Administrative and advertising	10,936,830	11,043,003	3,190,364	3,213,206
Franchise fees and other revenue	(969,540)	(967,519)	(277,648)	(288,520)
Gains on sale of assets	(1,115,910)	(524,354)	—	—
Litigation settlement	(889,579)	—	(889,579)	—

Operating profit	12,532,015	11,659,816	5,260,149	3,547,300

Interest expense	1,545,414	1,830,939	458,395	510,923

Earnings before income taxes	10,986,601	9,828,877	4,801,754	3,036,377

Income taxes	3,186,000	3,145,000	1,392,000	971,000

Net Earnings	$7,800,601	$6,683,877	$3,409,754	$2,065,377

Earnings per share (EPS) of common stock:
Basic net earnings per share	$1.53	$1.30	$.67	$.40

Diluted net earnings per share	$1.51	$1.28	$.66	$.40

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	March 10, 2009	June 3, 2008
	(unaudited)
Current Assets
Cash	$3,198,724	$801,297
Trade and other receivables	1,833,518	1,448,385
Inventories	7,537,826	5,647,629
Prepaid expenses and sundry deposits	1,087,651	1,120,360
Prepaid and deferred income taxes	1,680,000	1,676,536

Total current assets	15,337,719	10,694,207

Property and Equipment
Land and improvements	71,288,978	67,573,837
Buildings	93,609,170	89,351,863
Equipment and fixtures	91,721,853	87,554,946
Leasehold improvements and buildings on leased land	25,879,409	26,323,899
Capitalized leases	1,558,209	1,558,209
Construction in progress	1,162,404	2,641,144

	285,220,023	275,003,898
Less accumulated depreciation and amortization	128,469,781	121,164,500

Net property and equipment	156,750,242	153,839,398

Other Assets
Goodwill	740,644	740,644
Other intangible assets	826,596	892,238
Investments in land	1,955,823	2,634,890
Property held for sale	787,186	1,234,824
Other long term assets	1,568,557	2,023,804

Total other assets	5,878,806	7,526,400

Total assets	$177,966,767	$172,060,005

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 10, 2009	June 3, 2008
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$8,025,846	$8,804,779
Obligations under capitalized leases	250,825	243,361
Self insurance	619,778	606,877
Accounts payable	10,383,249	10,281,016
Accrued expenses	10,849,044	10,675,381
Income taxes	1,410,436	224,685

Total current liabilities	31,539,178	30,836,099

Long-Term Obligations
Long-term debt	23,943,016	24,216,672
Obligations under capitalized leases	449,339	637,087
Self insurance	530,821	769,874
Deferred income taxes	455,032	592,478
Deferred compensation and other	4,261,979	4,292,949

Total long-term obligations	29,640,187	30,509,060

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,580,263 and 7,580,263 shares - stated value - $1	7,580,263	7,580,263
Additional contributed capital	64,661,752	64,451,899

	72,242,015	72,032,162

Accumulated other comprehensive loss	(1,854,013)	(1,992,515)
Retained earnings	79,997,997	74,034,980

	78,143,984	72,042,465

Less cost of treasury stock (2,482,233 and 2,470,332 shares)	(33,598,597)	(33,359,781)

Total shareholders’ equity	116,787,402	110,714,846

Total liabilities and shareholders’ equity	$177,966,767	$172,060,005

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Forty weeks ended March 10, 2009 and March 4, 2008

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at May 29, 2007	$7,568,680	$63,838,824	$(1,214,704)	$70,448,512	$(32,771,537)	$107,869,775
Net earnings for forty weeks	—	—	—	6,683,877	—	6,683,877
Other comprehensive income, net of tax	—	—	118,760	—	—	118,760
Stock options exercised - new shares issued	11,583	245,598	—	—	—	257,181
Excess tax benefit from stock - based compensation	—	28,215	—	—	—	28,215
Stock-based compensation expense	—	257,299	—	—	—	257,299
Treasury shares re-issued	—	15,829	—	—	12,141	27,970
Treasury shares acquired	—	—	—	—	(19,189)	(19,189)
Employee stock purchase plan	—	10,208	—	—	—	10,208
Cash dividends - $.34 per share	—	—	—	(1,744,335)	—	(1,744,335)

Balance at March 4, 2008	7,580,263	64,395,973	(1,095,944)	75,388,054	(32,778,585)	113,489,761

Net earnings (loss) for thirteen weeks	—	—	—	(737,666)	—	(737,666)
Other comprehensive loss, net of tax	—	—	(896,571)	—	—	(896,571)
Excess tax benefit from stock - based compensation	—	(32,717)	—	—	—	(32,717)
Stock-based compensation expense	—	81,452	—	—	—	81,452
Treasury shares acquired	—	—	—	—	(581,196)	(581,196)
Employee stock purchase plan	—	7,191	—	—	—	7,191
Cash dividends - $.12 per share	—	—	—	(615,408)	—	(615,408)

Balance at June 3, 2008	7,580,263	64,451,899	(1,992,515)	74,034,980	(33,359,781)	110,714,846

Net earnings for forty weeks	—	—	—	7,800,601	—	7,800,601
Other comprehensive income, net of tax	—	—	138,502	—	—	138,502
Stock options exercised - treasury shares issued	—	(5,210)	—	—	13,520	8,310
Excess tax benefit from stock - based compensation	—	4,907	—	—	—	4,907
Stock based compensation expense	—	197,863	—	—		197,863
Other treasury shares re-issued	—	4,048	—	—	4,136	8,184
Treasury shares acquired	—	—	—	—	(256,472)	(256,472)
Employee stock purchase plan	—	8,245	—	—	—	8,245
Cash dividends - $.36 per share	—	—	—	(1,837,584)	—	(1,837,584)

Balance at March 10, 2009	$7,580,263	$64,661,752	$(1,854,013)	$79,997,997	$(33,598,597)	$116,787,402

	Forty weeks ended March 10, 2009	Thirteen weeks ended June 3, 2008	Forty weeks ended March 4, 2008
Comprehensive income:
Net earnings (loss) for the period	7,800,601	(737,666)	6,683,877
Change in defined benefit pension plans, net of tax	138,502	(896,571)	118,760

Comprehensive income (loss)	7,939,103	(1,634,237)	6,802,637

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Forty weeks ended March 10, 2009 and March 4, 2008

(unaudited)

	March 10, 2009	March 4, 2008
Cash flows provided by (used in) operating activities:
Net earnings	$7,800,601	$6,683,877
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	10,475,342	10,765,067
Gain on disposition of assets, net of abandonment losses	(930,112)	(237,952)
Stock-based compensation expense	197,863	257,299

	17,543,694	17,468,291
Changes in assets and liabilities:
Accounts receivable	(385,133)	(339,200)
Inventories	(1,890,197)	54,806
Prepaid expenses and sundry deposits	242,551	(638,819)
Other assets	(18,906)	433,494
Prepaid, accrued and deferred income taxes	978,408	(1,236,394)
Excess tax benefit from stock-based compensation	(4,907)	(28,215)
Accounts payable	102,233	(1,937,746)
Accrued expenses	173,663	(441,039)
Self insured obligations	(226,152)	(199,057)
Deferred compensation and other liabilities	(30,970)	30,352

	(1,059,410)	(4,301,818)

Net cash provided by operating activities	16,484,284	13,166,473

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(12,913,412)	(9,665,255)
Proceeds from disposition of property	1,584,044	1,717,229
Change in other assets	539,794	35,225

Net cash (used in) investing activities	(10,789,574)	(7,912,801)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	6,000,000	6,500,000
Payment of long-term debt and capital lease obligations	(7,232,873)	(10,119,104)
Cash dividends paid	(1,837,584)	(1,744,335)
Proceeds from stock options exercised—new shares issued	—	257,181
Proceeds from stock options exercised—treasury shares re-issued	8,310	—
Excess tax benefit from stock-based compensation	4,907	28,215
Treasury shares acquired	(256,472)	(19,189)
Treasury shares re-issued	8,184	27,970
Employee stock purchase plan	8,245	10,208

Net cash (used in) financing activities	(3,297,283)	(5,059,054)

Net increase in cash and equivalents	2,397,427	194,618
Cash and equivalents at beginning of year	801,297	321,200

Cash and equivalents at end of quarter	$3,198,724	$515,818

Supplemental disclosures:
Interest paid	$1,570,321	$2,088,825
Income taxes paid	2,207,694	4,372,033
Income taxes refunded	100	825
Litigation settlement received	639,856	—

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

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

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Funds in transit from credit card processors are classified as cash. Highly liquid investments with original maturities of three months or less are considered as cash equivalents.

Receivables

Trade notes and accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of March 10, 2009 and June 3, 2008. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Accounting for Rebates

Cash consideration received from certain food vendors is treated as a reduction of cost of sales and is recognized in the same periods in which the rebates are earned.

Leases

Minimum scheduled lease payments on operating leases, including escalating rental payments, are recognized as rent expense on a straight-line basis over the term of the lease, including option periods that are considered part of the lease term, as defined by Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases,” as amended. Contingent rentals, typically based on a percentage of restaurant sales in excess of a fixed amount, are expensed as incurred. SFAS 13 also requires rent expense to be recognized during that part of the lease term when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while a restaurant is being constructed on leased land. The Company does not typically receive leasehold incentives from landlords.

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

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. No new Big Boy or Golden Corral restaurant construction was in progress as of March 10, 2009. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $40,000 and $95,000 respectively, for the 40 weeks ended March 10, 2009 and March 4, 2008, and was zero for each of the twelve week periods ended March 10, 2009 and March 4, 2008. As of March 10, 2009, the Company was under contracts totaling $2,535,000 to acquire two sites for future Big Boy development and an existing Golden Corral restaurant property from its landlord.

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

Third Quarter Fiscal 2009, Ended March 10, 2009

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

No impairment losses were recorded during either the 40 weeks ended March 10, 2009 or March 4, 2008, or during the twelve week periods ended March 10, 2009 and March 4, 2008. A non-cash pretax charge of $4,565,000 was recognized in the fourth quarter of fiscal year 2008 to lower the carrying values of three Golden Corral restaurants that were determined to be impaired. The three restaurants remain in operation.

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

Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” is applicable to legal obligations associated with the retirement of certain tangible long-lived assets. Its application has not materially affected the Company’s financial statements in any of the periods presented. Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Obligations” (FIN 47), requires that conditional obligations be included in the definition of an asset retirement obligation under SFAS 143 and therefore requires current recognition if fair value is reasonably estimable. The application of FIN 47 has had no material effect on any of the periods presented in the accompanying financial statements.

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of March 10, 2009 and June 3, 2008, the carrying amount of goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company has opened (finite useful lives are subject to amortization) or has the right to open (yet to be determined useful lives are not subject to amortization). Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, which equates to $85,000 per year in each of the next five years for the 35 Golden Corral restaurants that were in operation as of March 10, 2009, net of three impaired Golden Corral restaurants (see below). Amortization for the 40 weeks ended March 10, 2009 and March 4, 2008 was $66,000 and $71,000 respectively, and was $20,000 and $22,000 respectively, for the twelve weeks ended March 10, 2009 and March 4, 2008.

Other intangible assets are tested annually for impairment and whenever an impairment indicator arises. The test completed in the fourth quarter of fiscal year 2008 resulted in an impairment charge of $95,000 to write-off the remainder of unamortized initial franchise fees associated with the impairment of three Golden Corral restaurants (see Impairment of Assets elsewhere in Note A – Accounting Policies). In addition, the development agreement with Golden Corral Franchising Systems, Inc. was amended in April 2008 to terminate development rights for sixteen restaurants, which resulted in a write-off of $160,000 in development fees that had already been paid.

Miscellaneous other intangible assets are not currently being amortized because these assets have indefinite or as yet to be determined useful lives.

An analysis of other intangible assets follows:

	March 10, 2009	June 3, 2008
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,280	$1,280
Less accumulated amortization	(560)	(494)

Carrying amount of Golden Corral initial franchise fees subject to amortization	720	786

Current portion of Golden Corral initial franchise fees subject to amortization	(85)	(85)
Golden Corral fees not yet subject to amortization	135	135

Miscellaneous intangible assets	57	56

Total other intangible assets	$827	$892

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to other operating costs as incurred.

Revenue Recognition

Revenue from restaurant operations is recognized upon the sale of products as they are sold to customers. All sales revenue is recorded on a net basis, which excludes sales tax collected from being reported as sales revenue and sales tax remitted from being reported as a cost. Revenue from the sale of commissary products to Big Boy restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on sales of Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, which ordinarily occurs upon the execution of the license agreement in consideration of the Company’s services to that time.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE A - ACCOUNTING POLICIES (CONTINUED)

Revenue from the sale of gift cards is deferred for recognition until the gift card is redeemed by the cardholder, or when the probability is remote that the cardholder will demand full performance by the Company and there is no legal obligation to remit the value of the unredeemed gift card under applicable state escheatment statutes.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to other operating costs as incurred:

	40 weeks ended		12 weeks ended
	March 10, 2009	March 4, 2008	March 10, 2009	March 4, 2008
	(in thousands)
Golden Corral	$—	$228	$—	$—
Big Boy	575	380	44	—

	$575	$608	$44	$—

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

Third Quarter Fiscal 2009, Ended March 10, 2009

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

40 weeks ended		12 weeks ended
March 10, 2009	March 4, 2008	March 10, 2009	March 4, 2008
(in thousands)
$66	$106	$23	$165

Income Taxes

Taxes are provided on all items included in the statement of earnings regardless of when such items are reported for tax purposes. The provision for income taxes in all periods presented has been computed based on management’s estimate of the effective tax rate for the entire year.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” clarifies the definition of fair value, provides a framework for the measurement of fair value, and expands disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years that begin after November 15, 2007 (fiscal year 2009) for financial assets and liabilities. The adoption of SFAS 157 on June 4, 2008 had no material effect on the Company’s financial position or results of operations. The effective date of SFAS 157 for non-financial assets and non-financial liabilities is for fiscal years that begin after November 15, 2008 (fiscal year 2010). Its adoption on June 3, 2009 is not currently expected to have a material effect on the Company’s financial position or results of operations.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE A - ACCOUNTING POLICIES (CONTINUED)

On December 30, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Pensions and Other Post Retirement Benefits.” This FSP amends Statement of Financial Accounting Standards No. 132(R), as revised in 2003. It was issued to require expanded disclosures about plan assets in an employer’s defined benefit pension or other post retirement plan. The expanded disclosures require information to be provided on how investment decisions are made, the major categories of plan assets, input and valuation techniques used to measure fair value of plan assets, and concentrations of risk with plan assets. Although earlier application is permitted, this FSP is not required to be applied by the Company until its fiscal year that ends after December 15, 2009 (fiscal year 2010). The disclosure requirements do not apply to interim financial statements.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

NOTE B - LONG-TERM DEBT

	March 10, 2009		June 3, 2008
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility - Construction Phase Loans	$—	$3,000	$—	$4,500
Term Loans	6,968	20,852	7,796	18,827
Revolving Credit Loan	—	—	—	—
Bullet Loan	1,058	91	1,009	890

	$8,026	$23,943	$8,805	$24,217

The portion payable after one year matures as follows:

	March 10, 2009	June 3, 2008
	(in thousands)
Period ending in 2010	$—	$11,082
2011	9,453	5,194
2012	5,119	3,813
2013	4,046	2,461
2014	2,539	1,335
2015	1,882	332
Subsequent to 2015	904	—

	$23,943	$24,217

The Construction Draw Facility (the Facility), is an unsecured draw credit line intended to finance new restaurant construction. Borrowing under the Facility amounted to $6,000,000 during the 40 weeks ended March 10, 2009, $1,000,000 of which was borrowed during the twelve weeks ended March 10, 2009. As of March 10, 2009, the sum of $4,500,000 was available to be borrowed under the Facility. Unless it is extended, the Facility’s credit line will expire on September 1, 2010.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE B - LONG TERM DEBT (CONTINUED)

The Facility is subject to a commitment fee equal to .25 percent of the amount remaining available to be borrowed. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan. Outstanding balances of loans initiated prior to September 2007 had to be converted with an amortization period not to exceed seven years. Loans initiated in or after September 2007 may be converted with initial amortization periods of up to twelve years. For any Term Loan converted with an amortization period of less than twelve years, a one-time option is available during the chosen term to extend the amortization period up to twelve years. Upon conversion to an amortizing Term Loan, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

As of March 10, 2009, the aggregate outstanding balance under the Facility was $30,820,000, consisting of $27,820,000 in Term Loans plus $3,000,000 in the Construction Phase awaiting conversion. Since the inception of the Facility, ten of the Term Loans ($23,000,000 out of $81,500,000 in original notes) have been retired as of March 10, 2009. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.08 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $857,000, expiring in various periods ranging from April 2009 through March 2016. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. The $3,000,000 balance in the Construction Phase of the Facility as of March 10, 2009 was borrowed under two separate draws, both of which were subject to a variable interest rate of 1.6 percent. Any outstanding amount in the Construction Phase of the Facility that has not been converted into a Term Loan by September 1, 2010 shall mature and be payable in full at that time, unless extended.

The Revolving Credit Loan is an unsecured line of credit that allows for borrowing of up to $5,000,000 to fund temporary working capital needs through September 1, 2010, unless extended. The loan, none of which was outstanding as of March 10, 2009, is subject to a 30 consecutive day out-of-debt period each year. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is subject to a .25 percent unused commitment fee.

The Bullet Loan was converted into a term loan in March 2007. The provisions of the term loan require 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate. The loan is secured by mortgages that encumber the real property of two Golden Corral restaurants, the approximate book value of which totaled $4,014,000 as of March 10, 2009.

These loan agreements contain covenants relating to cash flows, debt levels, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of March 10, 2009. Compensating balances are not required by these loan agreements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE C - LEASED PROPERTY

The Company’s policy is to own its restaurant locations whenever possible, however, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to twenty years, and/or have favorable purchase options. As of March 10, 2009, 27 restaurants were in operation on non-owned premises, which were covered by 29 lease agreements, consisting of 24 operating leases – sixteen are for Big Boy operations and eight are Golden Corral operations – and five month-to-month arrangements.

The month-to-month arrangements are for five Big Boy restaurant facilities, the original capital leases of which reached their normal expirations during fiscal year 2008. Two of the five locations also have separate ground lease obligations. All five of these facilities are continuing to be occupied on a month-to-month basis until the Company acquires the properties from the landlord pursuant to certain provisions contained in the respective lease agreements. The purchase prices are the subject of litigation (see Litigation in Note H – Commitments and Contingencies). Residual value guarantees of the five leases aggregating $2,101,000 are included as a current liability in the consolidated balance sheet as of March 10, 2009 under the caption “accrued expenses.”

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

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	Mar. 10, 2009	June 3, 2008
	(in thousands)
Delivery and other equipment	$1,558	$1,558
Less accumulated amortization	(938)	(760)

	$620	$798

Rent expense under operating leases and month-to-month arrangements:

	40 weeks ended		12 weeks ended
	Mar. 10, 2009	Mar. 4, 2008	Mar 10, 2009	Mar. 4, 2008
	(in thousands)
Minimum rentals	$1,817	$1,584	$544	$510
Contingent payments	35	41	11	11

	$1,852	$1,625	$555	$521

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE C - LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases are summarized below:

Period ending March 10,	Capitalized leases	Operating leases
	(in thousands)
2010	$287	$1,791
2011	262	1,503
2012	190	1,506
2013	38	1,425
2014	—	1,441
2015 to 2027	—	13,327

Total	777	$20,993

Amount representing interest	(77)

Present value of obligations	700
Portion due within one-year	(251)

Long-term obligations	$449

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

2003 Stock Option and Incentive Plan

Shareholders approved the 2003 Stock Option and Incentive Plan (the “2003 Incentive Plan” or “Plan”) in October 2003. The 2003 Incentive Plan provides for several forms of awards including stock options, stock appreciation rights, stock awards including restricted and unrestricted awards of stock, and performance awards. The Board of Directors adopted certain amendments in December 2006 to bring the Plan into compliance with the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code (IRC). Further amendments were adopted in October 2008 to meet final regulations relating to Section 409A of the IRC.

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

The Plan provides that the total number of shares of common stock covered by options plus the number of stock appreciation rights granted to any one individual may not exceed 80,000 during any fiscal year. Additionally, no more than 80,000 shares of common stock may be issued in payment of performance awards denominated in shares, and no more than $1,000,000 in cash (or fair market value, if paid in shares) may be paid pursuant to performance awards denominated in dollars, granted to any one individual during any fiscal year if the awards are intended to qualify as performance based compensation. Employees of the Company and non-employee members of the Board of Directors are eligible to be selected to participate in the Plan. Participation is based on selection by the Committee. Although there is no limit to the number of participants in the Plan, there are approximately 40 persons currently participating in the Plan.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

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

As of March 10, 2009, options to purchase 217,750 shares had been cumulatively granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer (CEO). The Committee has determined that outstanding options belonging to the CEO vest six months from the date of grant, while outstanding options granted to other key employees vest in three equal annual installments. The Committee has further determined that outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

As of March 10, 2009, 617,250 shares remain available to be optioned, including 35,000 shares granted that were subsequently forfeited, which are again available to be granted in accordance with the “Re-Use of Shares” provision of the Plan. There were 171,755 options outstanding as of March 10, 2009.

No other awards - stock appreciation rights, restricted stock award, unrestricted stock award or performance award—have been granted under the 2003 Stock Option and Incentive Plan as of March 10, 2009.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE D - CAPITAL STOCK (CONTINUED)

Options to purchase 556,228 shares were cumulatively granted under the 1993 Stock Option Plan and the Amended Plan before granting authority expired on October 4, 2008, of which 273,565 remained outstanding as of March 10, 2009 including 211,478 that belong to the CEO.

All outstanding options under the 1993 Stock Option Plan and the Amended Plan were granted at fair market value and expire ten years from the date of grant. Final expirations will occur in June 2014. Outstanding options to the CEO vested after six months, while options granted to non-employee members of the Board of Directors vested after one year. Outstanding options granted to other key employees vested in three equal annual installments.

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of March 10, 2009:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	405,070	$20.83
Granted	42,750	$21.61
Exercised	(1,000)	$8.31
Forfeited or expired	(1,500)	$28.28

Outstanding at end of quarter	445,320	$20.91	4.94 years	$810

Exercisable at end of quarter	384,736	$20.42	4.31 years	$810

The intrinsic value of stock options exercised during the 40 weeks ended March 10, 2009 and March 4, 2008 was $14,000 and $83,000, respectively.

Stock options outstanding and exercisable as of March 10, 2009 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	65,062	$10.60	1.24 years
$13.01 to $18.00	49,667	$13.79	2.31 years
$18.01 to $24.20	180,667	$20.72	5.65 years
$24.21 to $31.40	149,924	$27.96	6.55 years

$ 8.31 to $31.40	445,320	$20.91	4.94 years

Exercisable:
$ 8.31 to $13.00	65,062	$10.60	1.24 years
$13.01 to $18.00	49,667	$13.79	2.31 years
$18.01 to $24.20	137,334	$20.43	4.49 years
$24.21 to $31.40	132,673	$27.70	6.36 years

$ 8.31 to $31.40	384,736	$20.42	4.31 years

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE D - CAPITAL STOCK (CONTINUED)

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

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of March 10, 2009, 40,968 shares remained in the FESP reserve, including 8,824 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of March 10, 2009, the Company’s treasury held 2,482,233 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through January 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

In January 2008, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of common stock in the open market or through block trades over a two-year period that expires January 28, 2010. Since inception of the current authorization, the Company has acquired 38,681 shares under the program at a cost of approximately $857,000, including 13,207 shares from June 4, 2008 through March 10, 2009.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE D - CAPITAL STOCK (CONTINUED)

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
40 weeks ended:

March 10, 2009	5,103,183	$1.53	56,859	5,160,042	$1.51
March 4, 2008	5,130,957	$1.30	105,296	5,236,253	$1.28

Stock options to purchase 226,000 shares during the 40 weeks ended March 10, 2009 and 95,000 shares during the 40 weeks ended March 4, 2008 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

12 weeks ended:

March 10, 2009	5,098,030	$.67	48,209	5,146,239	$.66
March 4, 2008	5,134,822	$.40	64,440	5,199,262	$.40

Stock options to purchase 226,000 shares during the twelve weeks ended March 10, 2009 and 192,000 shares during the twelve weeks ended March 4, 2008 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Share-Based Payment (Compensation Cost)

Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), “Share-Based Payment” requires the fair value of stock options granted to be recognized as compensation cost. The cost is recognized in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. Compensation cost arising from stock options granted are shown below:

	40 weeks ended		12 weeks ended
	Mar. 10, 2009	Mar. 4, 2008	Mar. 10, 2009	Mar. 4, 2008
	(in thousands)
Charged to administrative and advertising	$198	$258	$60	$83
Tax benefit	67	83	20	27

Total share-based compensation cost, net of tax	$131	$175	$40	$56

Effect on basic earnings per share	$.03	$.03	$.01	$.01

Effect on diluted earnings per share	$.03	$.03	$.01	$.01

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE D - CAPITAL STOCK (CONTINUED)

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, developed using the assumptions shown in the next table. No options were granted during either the twelve weeks ended March 10, 2009 nor the twelve weeks ended March 4, 2008.

	40 weeks
	Mar. 10, 2009	Mar. 4, 2008
Weighted average fair value of options	$5.47	$8.39

Dividend yield	2.0% - 2.5%	1.4% - 1.5%
Expected volatility	29% - 32%	27%
Risk free interest rate	2.4% - 3.5%	4.2% - 4.9%
Expected lives	5 years	5 years

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

As of March 10, 2009, there was $229,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of .85 years.

SFAS 123 (R) also requires compensation cost to be recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in Note D – Capital Stock). Compensation costs related to the Employee Stock Purchase Plan amounted to $34,000 and $21,000 respectively, during the 40 weeks ended March 10, 2009 and March 4, 2008.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE E - PENSION PLANS

As discussed more fully in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The following table shows the components of net periodic pension cost for all periods presented in these consolidated financial statements:

	40 weeks ended		12 weeks ended
Net periodic pension cost components	Mar. 10, 2009	Mar. 4, 2008	Mar. 10, 2009	Mar. 4, 2008
	(in thousands)
Service cost	$1,242	$1,219	$373	$366
Interest cost	1,337	1,256	401	377
Expected return on plan assets	(1,576)	(1,703)	(473)	(511)
Amortization of prior service cost	13	13	4	4
Amortization of loss	197	167	59	50

Net periodic pension cost	$1,213	$952	$364	$286

Weighted average discount rate	6.50%	6.00%	6.50%	6.00%
Weighted average rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%

The Company contributes amounts to the two qualified defined benefit pension plans that are sufficient to satisfy legal funding requirements, plus discretionary tax-deductible amounts that may be deemed advisable. Although no contributions are needed to meet minimum legal funding requirements for the year that will end on June 2, 2009, discretionary contributions are anticipated that are currently estimated at $1,000,000, including $500,000 that had been contributed through March 10, 2009. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon the retirement of the participants.

Future funding of the defined benefit pension plans largely depends upon the performance of investments held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. As a result of recent market volatility, the market values of these securities have declined significantly, which could have a material, adverse effect upon future funding requirements and result in the recognition of much higher net periodic pension costs in future years.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) was $193,000 and $171,000 respectively, during the 40 weeks ended March 10, 2009 and March 4, 2008, and was $22,000 and $47,000 respectively, for the twelve weeks ended March 10, 2009 and March 4, 2008. Contributions of $209,000 and $219,000 were respectively made to the Plan in December 2008 and December 2007. In addition, the President and Chief Executive Officer (CEO) has an employment contract that allows additional annual contributions to be made for the CEO’s benefit under the Non Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In the 40 weeks ended March 10, 2009 and March 4, 2008, matching contributions to the 401(k) plans amounted to $127,000 and $126,000 respectively, and were $38,000 during both of the twelve week periods ended March 10, 2009 and March 4, 2008. Matching contributions to FESP were $19,000 and $20,000 respectively, during the 40 weeks ended March 10, 2009 and March 4, 2008, and were $5,000 during both of the twelve week periods ended March 10, 2009 and March 4, 2008.

The Company does not sponsor post retirement health care plans.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE F - COMPREHENSIVE INCOME

	40 weeks ended		12 weeks ended
	Mar. 10, 2009	Mar. 4, 2008	Mar. 10, 2009	Mar. 4, 2008
	(in thousands)
Net earnings	$7,801	$6,684	$3,410	$2,065
Amortization of amounts included in net periodic pension cost	210	180	63	54
Tax effect	(72)	(61)	(21)	(20)

Comprehensive income	$7,939	$6,803	$3,452	$2,099

NOTE G - SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	40 weeks ended		12 weeks ended
	Mar. 10, 2009	Mar. 4, 2008	Mar. 10, 2009	Mar. 4, 2008
	(in thousands)
Sales
Big Boy	$147,809	$146,897	$43,591	43,071
Golden Corral	78,850	78,461	24,094	23,547

	$226,659	$225,358	$67,685	$66,618

Earnings before income taxes
Big Boy	$14,750	$16,540	$4,665	$4,767
Opening expense	(575)	(380)	(44)	—

Total Big Boy	14,175	16,160	4,621	4,767

Golden Corral	979	(5)	1,056	129
Opening expense	—	(228)	—	—

Total Golden Corral	979	(233)	1,056	129

Total restaurant level profit	15,154	15,927	5,677	4,896

Administrative expense	(5,597)	(5,759)	(1,585)	(1,637)
Franchise fees and other revenue	969	968	278	288
Gain on asset sales	1,116	524	—	—
Litigation settlement	890	—	890	—

Operating profit	12,532	11,660	5,260	3,547

Interest expense	(1,545)	(1,831)	(458)	(511)

Earnings before income taxes	$10,987	$9,829	$4,802	$3,036

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE G - SEGMENT INFORMATION (CONTINUED)

	40 weeks ended		12 weeks ended
	Mar. 10, 2009	Mar. 4, 2008	Mar. 10, 2009	Mar. 4, 2008
Depreciation and amortization
Big Boy	$6,173	$6,158	$1,915	$1,873
Golden Corral	4,302	4,607	1,295	1,400

	$10,475	$10,765	$3,210	$3,273

Capital expenditures
Big Boy	$11,174	$6,772	$865	$1,775
Golden Corral	1,739	2,893	570	708

	$12,913	$9,665	$1,435	$2,483

	As of
	Mar. 10, 2009	June 3, 2008
Identifiable assets
Big Boy	$102,931	$94,276
Golden Corral	75,036	77,784

	$177,967	$172,060

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $7,128,000, $3,182,000, $3,298,000, $3,318,000 and $940,000 respectively, for the periods ending March 10, 2010, 2011, 2012, 2013 and 2014. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2009, Ended March 10, 2009

NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In August 2006, the arbitration panel that heard the case awarded the Company $538,000 and denied the general contractor’s claim against the Company. In April 2007, the Company’s Application to confirm the arbitration panel’s award was granted in the local court system, which entered a judgment of $563,000 in favor of the Company and denied the general contractor’s Motion to Vacate. The general contractor filed a Notice of Appeal in May 2007 and was required to issue a bond in the sum of $635,000 to secure a stay of the Company’s execution on the judgment during the appeal process. In August 2008, the Court of Appeals affirmed the lower court’s decisions, leaving intact the judgment in favor of the Company. In October 2008, the general contractor filed a Memorandum in Support of Jurisdiction with the Ohio Supreme Court, asking the Court to accept the contractor’s appeal. The Company filed its Memorandum in Opposition to Jurisdiction with the Ohio Supreme Court in November 2008.

On February 4, 2009, the Ohio Supreme court declined to accept the general contractor’s request for an appeal, which ended the case. On March 4, 2009, the Company received the general contractor’s check for approximately $640,000, representing full and final settlement of all claims. In addition to the cash received, the Company recorded an additional gain of $250,000 to reverse a liability that had represented the general contractor’s claim against the Company for the outstanding contract balance, which was eliminated when the case was closed.

In April 2008, the Company filed five separate lawsuits against the lessor of five properties on which the Company operates five Big Boy restaurants. The Company’s complaints claim breach of contract and ask for declaratory relief and specific performance to force the lessor to allow the Company to purchase the underlying properties for certain amounts that are specified in the lease agreements, which when taken together amount to $2,472,000. The lessor claims that the Company must purchase the properties for a larger amount based upon alternative values in the lease agreements and market appraisal values. The parties are currently engaged in discovery and trial dates have not been scheduled.

The Company is subject to various other claims and suits that arise from time to time in the ordinary course of business. Management does not currently believe that any ultimate liability to resolve outstanding claims will have a material effect on the Company’s earnings, cash flows or financial position. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes adequate provisions for losses have been included in the consolidated financial statements.

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

As of March 10, 2009, the Company operated 27 restaurants on non-owned properties. (See Note C – Leased Properties.) Certain of the leases provide for contingent rental payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

Third Quarter Fiscal 2009, Ended March 10, 2009

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

These three restaurants pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $3,795,000 and $3,755,000 respectively, during the 40 weeks ended March 10, 2009 and March 4, 2008, and was $1,081,000 and $1,099,000 respectively, during the twelve weeks ended March 10, 2009 and March 4, 2008. The amount owed to the Company from these restaurants was $89,000 and $102,000 respectively, as of March 10, 2009 and June 3, 2008. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company, commenced in March 2005. The monthly payment was increased in March 2009 to $18,753 from $18,744 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation approximating $988,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $164,000 is included in current liabilities in the consolidated balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995

Forward-looking statements are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such statements generally express management’s expectations with respect to its plans, or its assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are inherently subject to risks and uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but are not limited to, the discussion in this Form 10-Q under Part II, Item 1A. “Risk Factors.”

Forward-looking statements can generally be identified in sentences that contain words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue,” “assumption(s),” “goal(s),” “target” and similar words (or derivatives thereof) that are used to distinguish forward-looking statements from historical or present facts.

All forward-looking information in this MD&A is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. Except as may be required by law, the Company disclaims any obligation to update any forward-looking statements that may be contained in this MD&A.

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (the Company) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet style “Golden Corral” restaurants. As of March 10, 2009, 89 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

The Company’s Third Quarter of Fiscal 2009 consists of the twelve weeks ended March 10, 2009, and compares with the twelve weeks ended March 4, 2008, which constituted the Third Quarter of Fiscal 2008. The First Three Quarters of Fiscal 2009 consists of the 40 weeks ended March 10, 2009, and compares with the 40 weeks ended March 4, 2008, which constituted the First Three Quarters of Fiscal 2008. The twelve-week third quarter is usually a disproportionately smaller share of annual revenue and earnings because it spans most of the winter season from mid December through early March. References to Fiscal 2009 refer to the 52 week year that will end on June 2, 2009. References to Fiscal 2008 refer to the 53 week year that ended June 3, 2008.

Sales reached a record $67,685,000 during the Third Quarter of Fiscal 2009, rising $1,066,000 or 1.6 percent higher than the Third Quarter of Fiscal 2008. Net earnings for the Third Quarter of Fiscal 2009 were a record $3,410,000, or diluted earnings per share (EPS) of $.66, which compares with $2,065,000, or diluted EPS of $.40, in the Third Quarter of Fiscal 2008. The improvement in net earnings is partly due to a lower tax rate: 29 percent in the Third Quarter of Fiscal 2009 versus 32 percent in the Second Quarter of Fiscal 2008. Factors having a noteworthy effect on pretax earnings when comparing the Third Quarter of Fiscal 2009 with the Third Quarter of Fiscal 2008:

•	Big Boy same store sales increased .7 percent

•	Golden Corral same store sales increased 2.3 percent

•	As a percentage of sales, food costs decreased to 35.1 percent from 35.9 percent

•	Golden Corral’s pretax earnings exceeded $1,000,000 in the Third Quarter of Fiscal 2009

•	$890,000 was credited to pretax earnings, the conclusion of long-standing litigation

Sales reached a record $226,659,000 during the First Three Quarters of Fiscal 2009, rising .6 percent or $1,301,000 higher than the First Three Quarters of Fiscal 2008, which had set the previous record. Net earnings for the First Three Quarters of Fiscal 2009 were $7,801,000, or diluted EPS of $1.51, which compares with $6,684,000, or diluted EPS of $1.28, in the First Three Quarters of Fiscal 2008. The effective tax rate was 29 percent throughout the First Three Quarters of Fiscal 2009. It was 32 percent throughout the First Three Quarters of Fiscal 2008.

Factors having a noteworthy effect on pretax earnings when comparing the First Three Quarters of Fiscal 2009 with the First Three Quarters of Fiscal 2008:

•	Big Boy same store sales increased .5 percent

•	Golden Corral same store sales increased .6 percent

•	As a percentage of sales, food costs increased to 35.9 percent from 35.5 percent

•	As a percentage of sales, payroll and related costs decreased to 32.8 percent from 33.0 percent

•	Golden Corral’s pretax earnings improved by over $1,200,000

•	Gains on sale of real estate were $1,116,000, up from $524,000 last year

•	Long-standing litigation was concluded, resulting in $890,000 being credited to pretax earnings.

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

•

The minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was increased to $3.50 per hour on January 1, 2008 and $3.65 per hour on January 1, 2009 in accordance with the inflation provision in the mandate.

More than two-thirds of the Company’s payroll costs are incurred in Ohio. The effects of paying the required higher hourly rates of pay have effectively been countered with the combination of higher menu prices charged to customers and reductions in the number of hours employees are permitted to work. Further reductions in employee hours have been implemented to offset the effect of what would otherwise have been a $500,000 increase in annual payroll costs attributable to the January 1, 2009 increase.

The federal minimum wage for non-tipped employees increased from $5.15 per hour to $5.85 per hour in July 2007 and to $6.55 per hour in July 2008. It is currently scheduled to increase to $7.25 per hour in July 2009. Through December 2008, the effect of the federal increases has not been significant because 1) Ohio’s (where more than two-thirds of the Company’s payroll costs are incurred) minimum wage already exceeds the federal requirement, 2) conditions in most markets already dictate higher wage rates and 3) the minimum rate for tipped employees remains at $2.13 per hour except in Ohio.

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

	Third Quarter		First Three Quarters
	Mar. 10, 2009	Mar. 4, 2008	Mar. 10, 2009	Mar. 4, 2008
	(in thousands)
Big Boy restaurant sales	$41,131	$40,617	$139,840	$139,021
Wholesale sales to licensees	1,974	2,023	6,993	7,020
Other wholesale sales	486	431	976	856

Total Big Boy Sales	43,591	43,071	147,809	146,897

Golden Corral sales	24,094	23,547	78,850	78,461

Consolidated restaurant sales	$67,685	$66,618	$226,659	$225,358

Higher Big Boy sales shown in the above table include a same store sales increase of .7 percent in the Third Quarter of Fiscal 2009 (on a customer count decrease of 2.4 percent) and a .5 percent increase for the First Three Quarters of Fiscal 2009 (on a 2.8 percent decrease in customer counts). The Big Boy same store sales comparisons include average menu price increases of 1.4 percent and 1.6 percent implemented respectively in February 2009 and February 2008. Also included are increases of 2.4 percent and 1.2 percent implemented respectively in September 2008 and September 2007, and a .5 percent increase was added in April 2008. Another increase is currently being planned for September 2009.

The Company operated 89 Big Boy restaurants as of March 10, 2009, including two new ones that opened respectively in August and October 2008. Also, a high volume suburban Cincinnati unit was temporarily out of service for three months (June 8, 2008 to September 8, 2008) in order to replace it with a new facility. Two low volume Big Boy restaurants ceased operating at the end of Fiscal 2008. No new Big Boy restaurants are currently under construction. An older suburban Cincinnati restaurant is scheduled to be replaced with new building on a superior nearby site in September 2009. No interruption of sales is expected.

Higher Golden Corral sales shown in the above table include a same store sales increase of 2.3 percent in the Third Quarter of Fiscal 2009 (on a customer count decrease of 1.5 percent) and a .6 percent increase in the First Three Quarters of Fiscal 2009 (on a 2.9 decrease in customer counts). The Golden Corral same store sales comparisons include average menu price increases of 2.5 percent (September 2008), .5 percent (June 2008), .8 percent (March 2008) and 3.2 percent (October 2007). Customer counts increased 5.4 percent in the last four weeks of the Third Quarter of Fiscal 2009, the result of a new national cable television advertising program. This development is an encouraging signal that the same store sales decreases that have been experienced in most of the last 22 quarters may be coming to an end.

The Company operated 35 Golden Corral restaurants as of March 10, 2009. No further development is currently planned.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	Third Quarter		First Three Quarters
	Mar. 10, 2009	Mar. 4, 2008	Mar. 10, 2009	Mar. 4, 2008
	(in thousands)
Big Boy gross profit	$5,684	$5,814	$17,741	$19,697
Golden Corral gross profit	1,599	658	2,753	1,514

Total gross profit	$7,283	$6,472	$20,494	$21,211

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	12 weeks 3/10/09			12 weeks 3/4/08			40 weeks 3/10/09			40 weeks 3/04/08
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Food and Paper	35.1	33.4	38.0	35.9	34.0	39.5	35.9	34.3	39.1	35.5	33.5	39.1

Payroll and Related	32.7	34.8	28.8	32.7	34.5	29.4	32.8	34.6	29.4	33.0	34.6	29.8

Other Operating Costs (including opening costs)	21.5	18.7	26.6	21.7	18.0	28.3	22.2	19.1	28.1	22.2	18.5	29.1

Gross Profit	10.7	13.1	6.6	9.7	13.5	2.8	9.1	12.0	3.4	9.3	13.4	2.0

Unfavorable commodity markets finally began to retreat during the Third Quarter of Fiscal 2009. The welcome decline in wholesale prices followed a 7.9 percent increase in 2008 and a 7.6 increase in 2007 according to the U.S. Bureau of Labor Statistics. The Company actively manages the effect of changing commodity prices with changes to the Big Boy menu mix and effective selection and rotation of items served on the Golden Corral buffet, together with periodic increases in menu prices. Rapid escalations in costs, such as that experienced in 2007 and 2008 can be problematic to effective menu management in the Big Boy segment, as can be seen in the rising percentages that were experienced during the First Three Quarters of Fiscal 2009 despite higher prices being charged to customers. Food cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet line.

The general improvements in payroll and related cost percentages presented in the above table is an indicator that the mandated increases in the minimum wage have been effectively mitigated by the higher menu prices and management’s resolve to reduce the number of hours worked by hourly paid employees.

Net periodic pension cost (computed under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions) was $364,000 and $286,000 respectively, in the Third Quarter of Fiscal 2009 and the Third Quarter of Fiscal 2008. Net periodic pension cost was $1,213,000 and $952,000 respectively, in the First Three Quarters of Fiscal 2009 and the First Three Quarters of Fiscal 2008. Although no contributions are needed to meet minimum funding requirements for Fiscal 2009, discretionary contributions are anticipated that are currently estimated at $1,000,000, including $500,000 that was contributed during the First Three Quarters of Fiscal 2009. Future funding of the pension plans largely depends upon the performance of investments held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. As a result of recent market volatility, the market values of these securities have declined significantly, which could have a material adverse effect on future funding requirements and result in the recognition of much higher net periodic pension costs in future years.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation, franchise fees for Golden Corral restaurants, new restaurant opening costs and many other operating costs. As most of these expenses tend to be fixed costs, the percentages shown in the above table are greatly affected by changes in same store sales levels. Opening costs were $44,000 (all for Big Boy) during the Third Quarter of Fiscal 2009. There were no opening costs in the Third Quarter of Fiscal 2008. Opening costs were $575,000 (all for Big Boy) during the First Three Quarters of Fiscal 2009, compared with $608,000 ($380,000 for Big Boy and $228,000 for Golden Corral) during the First Three Quarters of Fiscal 2008.

Other operating costs are a much higher percentage of sales for the Golden Corral segment as sales volumes remain well below expectation. The reductions in Golden Corral percentages are largely from lower depreciation charges, the result of an impairment of assets charge that was taken at the end of Fiscal 2008 to lower the carrying costs of three restaurants that were determined to be impaired. The improvement in Golden Corral percentages was also aided by higher sales.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit while franchise fees and other revenue are added to it. Gains and losses from the sale of real property, if any, are respectively added or subtracted. Litigation settlements and charges for impairment of assets (if any) are also included in the measure of operating profit.

Administrative and advertising expense decreased $23,000 and $106,000 respectively, in the Third Quarter of Fiscal 2009 and the First Three Quarters of Fiscal 2009 when compared with comparable periods a year ago. The decreases are attributable to lower stock-based compensation costs and a charge of $160,000 in the Third Quarter of Fiscal 2008 to write-off the deposit for development rights on sixteen Golden Corral sub-markets, which were terminated under an agreement signed in April 2008.

Revenue from franchise fees is based upon sales volume generated by Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of March 10, 2009, 26 Big Boy restaurants were licensed to other operators and paying fees to the Company, a reduction of two restaurants from a year ago. Other revenue also includes certain other fees earned from licensed restaurants along with miscellaneous rent and investment income.

Gains from the sale of real property amounted to $1,116,000 during the First Three Quarters of Fiscal 2009. The gains resulted primarily from the disposition in the first quarter of fiscal 2009 of a Big Boy restaurant that had ceased operations in June 2008. Aggregate proceeds amounted to $1,581,000. Gains from the sale of real property amounted to $524,000 during the First Three Quarters of Fiscal 2008. The gains resulted from the dispositions in the first quarter of fiscal 2008 of three low volume Big Boy restaurants that ceased operations respectively in January, April and June 2007. Aggregate proceeds amounted to $1,685,000. No gains from the sale of real property were recorded during the Third Quarter of Fiscal 2009 or the Third Quarter of Fiscal 2008.

On March 4, 2009, the Company received a check for $640,000 representing full and final settlement of the arbitration award in the long-standing case against the general contractor that had constructed a Golden Corral restaurant for the Company in Canton, Ohio in 2001, which the Company had to subsequently demolish due to defective construction work by the contractor. In addition to the cash received, the Company recorded an additional credit to earnings of $250,000 to reverse a liability that had represented the general contractor’s claim against the Company for the outstanding contract balance, which was eliminated when the award was made final. The combined sum resulted in $890,000 being credited to pretax earnings in the Third Quarter of Fiscal 2009.

No impairment of property and equipment assets was recorded during either the First Three Quarters of Fiscal 2009 or the First Three Quarters of Fiscal 2008.

Interest Expense

Interest expense decreased $52,000 and $285,000 respectively, in the Third Quarter of Fiscal 2009 and the First Three Quarters of Fiscal 2009 when compared with comparable year ago periods. The decreases are the result of lower debt levels and lower variable interest rates combined with much lower interest charges associated with capitalized leases. There are no longer any restaurant facilities leased by the Company that are classified as capital leases under the provisions of Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended.

Income Tax Expense

Income tax expense as a percentage of pretax earnings has been estimated at 29 percent throughout the First Three Quarters of Fiscal 2009 and was 32 percent throughout the First Three Quarters of Fiscal 2008. The effective tax rate for Fiscal 2008 was ultimately lowered to 30.8 percent. These rates have been kept consistently low through the use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. In addition, the 29 percent rate used throughout the First Three Quarters of Fiscal 2009 reflects the statutory elimination of corporate income tax in the state of Ohio.

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

Working Capital Practices

The Company has historically maintained a strategic negative working capital position, a common practice in the restaurant industry. As significant cash flows are consistently provided by operations, and credit lines remain readily available, the use of this practice should not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments shown in the following table.

Aggregated Information about Contractual Obligations and Commercial Commitments March 10, 2009

			Payments due by period (in thousands)					more than 5 years
		Total	year 1	year 2	year 3	year 4	year 5
	Long-Term Debt	$31,969	$8,026	$9,453	$5,120	$4,046	$2,539	$2,785
	Rent due under Capital Lease Obligations	777	287	262	190	38	—	—
1	Rent due under Operating Leases	20,993	1,791	1,503	1,506	1,425	1,441	13,327
2	Unconditional Purchase Obligations	22,873	12,135	3,182	3,298	3,318	940	—
3	Other Long-Term Obligations	1,374	225	228	231	234	237	219
	Total Contractual Cash Obligations	$77,986	$22,464	$14,628	$10,345	$9,061	$5,157	$16,331

1	Not included in the table is a secondary liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Statement No. 13, “Accounting for Leases,” as amended.
2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property.
3	Deferred compensation liability.

The working capital deficit was $16,201,000 as of March 10, 2009 and was $20,142,000 as of June 3, 2008. The improvement in the deficit includes an increase in cash, reflecting improved sales and the fact that no new restaurant construction was in progress as of March 10, 2009. One new Big Boy was under construction as of June 3, 2008. In addition, advance delivery of inventory was taken prior to March 10, 2009 in order to secure availability of certain product at favorable pricing.

If needed to fund temporary working capital needs, a $5,000,000 revolving credit facility (currently unused) is immediately available to be drawn upon through September 1, 2010. A construction draw credit facility is also in place through September 1, 2010 with $4,500,000 in current availability.

Operating Activities

Operating cash flows were $16,484,000 in the First Three Quarters of Fiscal 2009, which compares with $13,166,000 in the First Three Quarters of Fiscal 2008. The increase in operating cash flows is primarily attributable to normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which fluctuate widely from quarter to quarter. Management measures cash flows from the operation of the business by using the simple method of net earnings plus non-cash expenses such as depreciation, losses (net of any gains) on disposition of assets, charges for impairment of assets (if any) and stock based compensation cost. Under this method, which is shown in the consolidated statement of cash flows as a sub-total, cash flows from the operation of the business in the First Three Quarters of Fiscal 2009 amounted to $17,544,000. The comparable amount during the First Three Quarters of Fiscal 2008 was $17,468,000.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $12,913,000 during the First Three Quarters of Fiscal 2009, an increase of $3,248,000 from the First Three Quarters of Fiscal 2008. This year’s capital spending includes $11,174,000 for Big Boy restaurants and $1,739,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

Proceeds from the disposition of property during the First Three Quarters of Fiscal 2009 amounted to $1,584,000, primarily resulting from the sale of an older Big Boy restaurant that had ceased operations in June 2008. Its sale resulted in a gain of $1,072,000, which was reported in the first quarter of fiscal 2009. Proceeds from property dispositions in the First Three Quarters of Fiscal 2008 amounted to $1,717,000, primarily the result of selling three low-volume Big Boy restaurants that ceased operations respectively in January, April and June 2007, which yielded an aggregate gain of $524,000 in the first quarter of fiscal 2008.

Financing Activities

Borrowing against credit lines amounted to $6,000,000 during the First Three Quarters of Fiscal 2009, $1,000,000 of which was borrowed during the Third Quarter of Fiscal 2009. Scheduled and other payments of long-term debt and capital lease obligations amounted to $7,233,000 during the First Three Quarters of Fiscal 2009. Regular quarterly cash dividends to shareholders were paid at a rate of $.12 per share, amounting to $1,838,000 during the First Three Quarters of Fiscal 2009. Another dividend was declared on March 17, 2009. Its payment of $612,000 on April 10, 2009 was 193rd consecutive quarterly dividend paid by the Company. The Company expects to continue its 48 year practice of paying regular quarterly cash dividends.

During the First Three Quarters of Fiscal 2009, 1,000 shares of the Company’s common stock were issued pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $8,000. As of March 10, 2009, 445,000 shares granted under the Company’s two stock option plans remained outstanding, including 385,000 fully vested shares at a weighted average exercise price per share of $20.42. As of March 10, 2009, 617,000 shares remained available to be granted under 2003 Stock Option and Incentive Plan, which is net of 21,750 options granted to employees in June 2008 and 21,000 options granted in October 2008 to non-employee members of the Board of Directors. Granting authority under the 1993 Stock Option Plan expired on October 4, 2008.

In January 2008, the Board of Directors authorized a repurchase program under which the Company may repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two-year period that will expire on January 28, 2010. Approximately 13,200 shares were acquired under the program at a cost of $256,000 during the First Three Quarters of Fiscal 2009; none in the Third Quarter of Fiscal 2009. Since inception of the current authorization, 38,861 shares have been acquired through March 10, 2009 at a cost of $857,000.

Other Information

Two new Big Boy restaurants opened for business during the First Three Quarters of Fiscal 2009 – in Winchester, Kentucky on August 11, 2008 and in Dayton, Ohio on October 13, 2008. In addition, a Big Boy restaurant re-opened in suburban Cincinnati on September 8, 2008 in a new building that replaced an older facility, which had been taken out of service and razed in June 2008. Although no new Big Boy restaurant construction was in progress as of March 10, 2009, a project to replace an older suburban Cincinnati Big Boy restaurant with a new building on a superior nearby site is currently scheduled to begin in June 2009.

Including land and land improvements, the cost to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. Two sites for future Big Boy development were acquired shortly after the quarter ended March 10, 2009. A third contract remained in the inspection period as of March 10, 2009. Several other sites are currently being evaluated for potential acquisition and development.

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

In addition to renovating approximately one-fifth of Golden Corral restaurants each year, each unit is fitted with new carpeting every two and half years. The cost of Golden Corral renovations in Fiscal 2009 will total approximately $1,000,000.

The Company’s policy is to own the land on which it builds new restaurants. However, it is often necessary to enter ground leases to obtain desirable land on which to build. Eight of the 35 Golden Corral restaurants in operation as of March 10, 2009 were built on leased land. Three Big Boy restaurants opened since 2003 were also built on leased land. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended.

As of March 10, 2009, 27 restaurants were in operation on non-owned premises, which are covered by 29 lease agreements consisting of 24 operating leases – sixteen are for Big Boy operations and eight are for Golden Corrals – and five month-to-month arrangements. The month-to-month arrangements are for five Big Boy restaurant facilities that are continuing to be occupied until the Company acquires the properties from the landlord for certain amounts specified in the lease agreements, which taken together amount to $2,472,000. The landlord disputes the amount, claiming the Company must purchase the properties for a larger amount based on alternative values and market appraisal values. The matter is the subject of litigation.

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

Pension Plans

Pension plan accounting requires rate assumptions for future compensation increases and the long term return on plan assets. A discount rate is also applied to the calculations of net periodic pension cost and projected benefit obligations. An informal committee comprised of executives from the Finance Department and the Human Resources Department, with guidance provided by the Company’s actuarial consulting firm, develops these assumptions each year. The consulting firm also provides services in calculating estimated future obligations and net periodic pension cost.

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

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be the primary indicator of potential impairment. Carrying values of property and equipment are tested for impairment at least annually, and whenever events or circumstances indicate that the carrying value may be impaired. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized for the amount by which carrying values exceed the greater of the net present value of the future cash flow stream or a floor value. Future cash flows can be difficult to predict. Changing neighborhood demographics and economic conditions, and many other factors may influence operating performance, which affect cash flow. Floor values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment as developed through its experience in disposing of property.

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

Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside of the Company’s control, including import and export restrictions, the influence of currency markets relative to the U.S dollar, supply versus demand, production levels and the impact that adverse weather conditions may have on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are normally for periods of one year or less but may have longer terms if favorable long-term pricing becomes available. Food supplies are generally plentiful and may be obtained from any number of suppliers, which mitigates the Company’s overall commodity cost risk. Quality, timeliness of deliveries and price are the principal determinants of source. The Company does not use financial instruments as a hedge against changes in commodity pricing.

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

a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 10, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Control over Financial Reporting. The CEO and CFO have concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended March 10, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 4, 2009, the Ohio Supreme Court declined to accept Fortney’s request for an appeal, which ended the case. On March 4, 2009, the Company received Fortney’s check for $639,855.96, representing full and final settlement of all claims.

In August 2002, the Company filed a lawsuit in the Stark County (Ohio) Court of Common Pleas against LMH&T, the architect that designed the defective building. The lawsuit alleged negligent design as a causal factor in the demise of the original structure. The Company sought damages including lost profits, interest, and costs exceeding $2,500,000. LMH&T brought into the lawsuit its structural engineering consultant, Maverick, as well as the Company’s soils consultant, Cowherd Banner Carlson Engineering, collectively, the trial court defendants. In July 2003, the Company resolved all claims, counterclaims, and cross-claims, against and involving the trial court defendants when LMH&T and Maverick agreed to pay to the Company the sum of $1,700,000 in full and final settlement of all claims. The Company received the settlement funds in full and the case was dismissed. The resolution between the Company and the trial court defendants was separate and apart from the dispute between Fortney and the Company.

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

The Company has filed motions to consolidate the Kentucky cases into the Kenton County Circuit Court. 7373 agreed to consolidate the two Kenton County cases and an agreed order to that effect was entered on July 15, 2008. On June 13, 2008, the Jefferson County Circuit Court entered an Order granting the Company’s Motion to Transfer and Consolidate to the Kenton County Circuit Court. On January 6, 2009, the Franklin County Circuit Court granted the Company’s Motion to Transfer and Consolidate to the Kenton County Circuit Court.

On June 23, 2008, the Warren County Court of Common Pleas entered an Order denying the Company’s Motion to Stay the Proceedings. The Company’s Motion had sought to halt the proceedings in Warren County pending the outcome of the consolidated action in Kentucky. On August 21, 2008, the Warren County Judge issued a ruling to allow both parties to file Motions for Summary Judgment immediately following the deposition of a former employee of the Company. Both the Company and 7373 filed a Motion for Summary Judgment in their respective favors on January 15, 2009. Both parties filed a Memorandum in Opposition to each other’s Motion for Summary Judgment, responses to which were timely answered by the Company and 7373. On March 10, 2009, the Warren County Court of Common Pleas denied both the Company’s and 7373’s Motions for Summary Judgment. Discovery will continue and the Company will now move to depose representatives from 7373 in preparation for trial.

On April 2, 2008, 7373 filed a lawsuit against the Company in Palm Beach County Florida, Circuit Court of the Fifteenth Judicial Circuit, Case No. 50-2008 CA009950XXXXMB. (7373 is headquartered in Palm Beach, Florida.) 7373’s complaint asks for declaratory relief and specific performance as to the lease disputes involved in the Kenton County Circuit Court Case No. 08-CI-1079 and Franklin County Circuit Court Case No. 08-CI-609. On May 19, 2008, the Company filed a Motion to Dismiss for Lack of Personal Jurisdiction, Or In the Alternative, Motion to Abate. On June 25, 2008, the Court in Palm Beach County granted the Company’s Motion to Abate the legal action pending the outcome of the Kentucky cases. On July 7, 2008, 7373 filed a Motion requesting the Court in Palm Beach County to reconsider its ruling to abate. A hearing on the matter was held on December 12, 2008. On January 23, 2009, the Court in Palm Beach County entered an Order in the Company’s favor, effectively halting the legal action in Florida pending the outcome of the cases in Kentucky and Ohio.

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

Economic Factors

The current economic recession comes on the heels of a soft, stubborn economy that has persisted in the Company’s primary mid-west markets for several years now, during which consumer confidence has remained well below national average and the Company absorbed significant increases in the costs of food and energy. Increasing costs for energy affect profit margins in many ways. The effects of higher gasoline prices can negatively influence discretionary consumer spending in restaurants and result in lower customer counts. Petroleum based material is often used to package certain products for distribution. In addition, suppliers may add surcharges for fuel to their invoices. The cost to transport products from the commissary to restaurant operations will rise with each increase in fuel prices. Higher natural gas prices have resulted in much higher costs to heat restaurant facilities and to cook food.

Inflationary pressure, particularly on food costs, labor costs (especially associated with increases in the minimum wage) and health care benefits, can negatively affect the operation of the business. Shortages of qualified labor may also be experienced in certain local economies. In addition, the loss of a key executive could pose a significant adverse effect on the Company.

Future funding requirements of the two qualified defined benefit pension plans that are sponsored by the Company largely depend upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Recent market volatility has caused the market values of these securities to decline significantly, which could materially affect future funding requirements and result in the recognition of much higher net periodic pension costs in future years.

Competition

The restaurant industry is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. Both the Big Boy and Golden Corral operating segments have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of the Company’s management, presently dominates the family-style sector of the restaurant industry in the Company’s operating markets. That could change at any time due to:

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

Litigation and Negative Publicity

Employees, customers and other parties bring various claims against the Company from time to time. Defending such claims can distract the attention of senior level management away from the operation of the business. In addition, negative publicity that may be associated with any adverse judgment that may be rendered against the Company could harm the Company’s reputation, which in turn could adversely affect operating results. Other negative publicity such as that arising from rumor and innuendo spread through the internet and other sources can create adverse effects on results of operations.

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

Golden Corral Operations

Golden Corral same-store sales declines have been experienced for eighteen of the last 22 quarters, during which cash flows from Golden Corral operations have deteriorated. The ability of the Company to identify the root cause of the downturn, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk to the Company.

ITEM 2.	UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

In January 2008, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two-year time frame that expires January 28, 2010. No repurchases of common stock were made during fiscal quarter that ended March 10, 2009. A maximum of 461,319 common shares may yet be purchased under the program.

ITEM 3.	DEFAULTS upon SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

On April 10, 2009, the Company entered into a new Employment Agreement with Craig F. Maier, President and Chief Executive Officer, which is effective June 3, 2009 and expires May 29, 2012. The agreement provides for a base salary of $300,000 to be adjusted at the beginning of the second and third years to reflect one hundred percent (100%) of the latest change in the Consumer Price Index. The agreement also provides for incentive compensation for each year in which the Company’s pretax earnings equal or exceed certain percentages of the Company’s revenue. Mr. Maier is to be automatically granted options to purchase 3,000 shares of the Company’s common stock on the day of the annual shareholders’ meeting in each year of his employment under the agreement. In addition, the agreement reaffirms the Company’s obligations to Mr. Maier under a 1989 agreement, as amended on March 17, 2006 and October 7, 2008, that grants Mr. Maier certain rights in the event of a “Change of Control” of the Company. A copy of the new Employment Agreement is filed herewith as Exhibit 10.16 in Part II, Item 6 of this Form 10-Q.

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

10.14 Employment Agreement between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 14, 2006, is incorporated herein by reference. *

10.15 First Amendment to the Employment Agreement (see Exhibit 10.14 above) between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10.16 Employment Agreement between the Registrant and Craig F. Maier effective June 3, 2009, dated April 10, 2009, is filed herewith. *

10.17 Frisch’s Executive Retirement Plan (SERP) effective June 1, 1994, filed as Exhibit 10 (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10.18 Amendment No. 1 to Frisch’s Executive Retirement Plan (SERP) (see Exhibit 10.17 above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10.19 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10.20 Amendment No. 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10.19 above) effective September 26, 2006, filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference. *

10.21 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.19 and 10.20 above) effective December 19, 2006, filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10.22 Amendments to the 2003 Stock option and Incentive Plan (see Exhibits 10.19, 10.20 and 10.21 above) adopted October 7, 2008, filed as Exhibit 10.21 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.23 Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.19, 10.20, 10.21 and 10.22 above), filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference. *

10.24 Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10.25 Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10.24 above)

effective December 19, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10.26 Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10.27 Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit 10 (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10.28 First Amendment to Change of Control Agreement (see Exhibit 10.27 above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10.29 Second Amendment to Change of Control Agreement (see Exhibits 10.27 and 10.28 above) between the Registrant and Craig F. Maier dated October 7, 2008, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated October 7, 2008, is incorporated herein by reference. *

10.30 Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit 10 (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Rinzy J. Nocero, Karen F. Maier, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley, Michael R. Everett, Ronnie A. Peters, William L. Harvey and certain other “highly compensated employees” (Grantors). *

10.31 First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10.30 above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10.32 Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit 10 (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10.33 Non-Qualified Deferred Compensation Plan, Basic Plan Document to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008 (also see Exhibits 10.34 and 10.35), filed as Exhibit 10.32 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.34 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Stock) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008 (also see Exhibits 10.33 and 10.35), filed as Exhibit 10.33 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.35 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Mutual Funds) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008 (also see Exhibits 10.33 and 10.34), filed as Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.36 Code of Ethics for Chief Executive Officer and Financial Professionals, filed as Exhibit 14 to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

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

FRISCH’S RESTAURANTS, INC.
(Registrant)
DATE	April 10, 2009
		BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and Principal Financial and Accounting Officer