Form 10-K
period 2009-06-02
FRISCHS RESTAURANTS INC
filed 2009-07-31
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 2, 2009

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

(513)-961-2660

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock of No Par Value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant on December 16, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $55,894,000, based upon the closing sales price of the registrant’s common stock as reported on NYSE Amex on that date. The registrant does not have any non-voting common equity.

As of July 24, 2009, there were 5,102,641 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held October 6, 2009 are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

Forward-looking statements are contained throughout this Annual Report on Form 10-K. Such statements generally express management’s expectations with respect to its plans, or its assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are inherently subject to risks and uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but not limited to, the discussion in this Form 10-K under Part I, Item 1A. “Risk Factors.” Risk factors and other uncertainties may also be discussed from time to time in the Company’s press releases, public statements or other filings with the Securities and Exchange Commission.

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

References to fiscal years used in this Form 10-K

In this Annual Report on Form 10-K, the Company’s fiscal year that ended June 2, 2009 may be referred to as fiscal year 2009. The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of the month of May. Fiscal year 2009 consisted of 52 weeks.

Also in this Annual Report on Form 10-K, the Company’s fiscal years that ended June 3, 2008, May 29, 2007, May 30, 2006 and May 29, 2005 may be referred to as fiscal years 2008, 2007, 2006 and 2005, respectively. All of these years consisted of 52 weeks, except for fiscal year 2008 which was a 53 week year. In addition, it should be noted that fiscal year 2006 included an additional two days (366 days) to effect a change in the year end from the Sunday nearest to the last day of May to the nearest Tuesday. References to fiscal year 2010 refer to the 52 week year that will end on Tuesday, June 1, 2010.

The first quarter of each fiscal year presented herein contained sixteen weeks while the last three quarters contained twelve weeks, except for the fourth quarter of fiscal year 2008 which contained thirteen weeks and the fourth quarter of fiscal year 2006 which consisted of twelve weeks plus two days.

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

The Company’s vision is to be the best large owner/operator of franchised, multi-location restaurant concepts within 500 miles of Cincinnati. As of June 2, 2009, the Company’s operations consisted of 88 family-style restaurants using the “Big Boy” trade name and 35 “Golden Corral” grill-buffet style family restaurants. Additionally, 26 Big Boy restaurants were in operation under licensing rights granted by the Company to other operators. All of the restaurants licensed to other operators are located in various markets of Ohio, Kentucky and Indiana.

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

Both the Big Boy and Golden Corral formats are considered reportable operating segments for purposes of compliance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Financial information by operating segment as of and for the three fiscal years in the period ended June 2, 2009 appears in Note G—Segment Information – to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

Operations in the Big Boy segment are vertically integrated. A commissary is operated near the Company’s Cincinnati headquarters that manufactures and prepares foods, and stocks food and beverages, paper products and other supplies for distribution to Big Boy restaurants. Some companies in the restaurant industry operate commissaries, while others purchase directly from outside sources. Raw materials, principally consisting of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. The Company believes that its Big Boy operations benefit from centralized purchasing and food preparation through its commissary operation, which ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs. Sales of commissary products to Big Boy restaurants licensed to other operators were $9.0 million in fiscal year 2009 (3.0% of consolidated sales), $9.3 million fiscal year 2008 (3.1% of consolidated sales) and $9.0 million in fiscal year 2007 (3.1% of consolidated sales). Substantially all licensed Big Boy restaurants regularly purchase products from the commissary. The commissary does not supply the Company’s Golden Corral restaurants.

System-wide Frisch’s Big Boy restaurant gross sales, which include sales generated by restaurants that the Company licenses to others, were approximately $216 million in fiscal year 2009, $218 million in fiscal year 2008, and $213 million in fiscal year 2007.

The Big Boy marketing strategy – “What’s Your Favorite Thing?” – has been in place for more than ten years. Results from ongoing market research lead the Company to believe its effectiveness has not diminished. Television commercials are broadcast on local network affiliates and local cable programming emphasizing Big Boy’s distinct and signature menu items. Newly produced commercials debuted during the second half of Fiscal Year 2009, incorporating the customer’s “Favorite Thing” as well as their dining experience. Radio advertising complements the media plan and is used to introduce new menu items throughout the year, since commercial production can be accomplished quicker and with less investment than television spots. The Company currently expends for advertising an amount equal to two and one-half percent of Big Boy gross sales, plus fees paid into an advertising fund by restaurants licensed to other operators.

As part of the Company’s commitment to serve customers in clean, pleasant surroundings, the Company renovates approximately one-fifth of its Big Boy restaurants each year. The renovations are designed to not only refresh and upgrade the interior finishes, but also to synchronize the interiors and exteriors of older restaurants with the newer prototype restaurants that were introduced in 2001. The current average cost to renovate a typical older restaurant ranges from $150,000 to $175,000. Newer prototype restaurants that reach five years of age also receive renovations, which on the average currently range from $80,000 to $90,000 per restaurant.

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

The following tabulation recaps Big Boy restaurant openings and closings for restaurants operated by the Company for the five most recent fiscal years:

Big Boy Restaurants Operated by the Company

	Fiscal Year
	2005	2006	2007	2008	2009
In operation beginning of year	88	88	90	87	87

Opened	1	1	2	2	2
Opened replacement building	1	1	—	1	1
Closed to make way for new buildings	(1)	—	(1)	—	(1)
Closed	(1)	—	(4)	(3)	(1)

End of year - total operated Big Boy restaurants	88	90	87	87	88

In fiscal year 2009, two new Big Boy restaurants were opened, one in August and the other in October 2008. Additionally, a Big Boy that temporarily closed in June 2008 re-opened in a brand new building in September 2008. An older, low volume Big Boy was permanently closed in May 2009. Construction of a new Big Boy restaurant began in June 2009 that is expected to open in September 2009, a project designed to replace an older restaurant with a new building on a superior nearby site. Three other sites were acquired in fiscal year 2009 on which construction should begin and three new restaurants should open before the end of fiscal 2010. On average, the approximate cost to build and equip a typical Big Boy restaurant currently ranges from $2,500,000 to $3,400,000, depending on land cost and land improvements, which can vary greatly from location to location. Several sites are currently being evaluated for future acquisition and development.

With respect to Big Boy restaurants licensed to other operators, the following tabulation recaps openings and closings for the five most recent fiscal years:

Big Boy Restaurants Licensed to Others

	Fiscal Year
	2005	2006	2007	2008	2009
Licensed to others beginning of year	31	28	28	28	28

Opened	—	—	—	—	—
Closed	(3)	—	—	—	(2)

End of year - total Big Boy restaurants licensed to others	28	28	28	28	26

No negotiations are currently underway to sell any new Big Boy licenses.

Franchise fees are charged to licensees for use of trademarks and trade names and licensees are required to make contributions to the Company’s general advertising account. These fees and contributions are calculated principally on percentages of sales. Total franchise and other service fee revenue earned by the Company from licensees was $1.1 million in fiscal year 2009, $1.1 million in fiscal year 2008 and $1.1 million in fiscal year 2007. Other service fees from licensees include revenue from accounting and payroll services that four of the licensed restaurants currently purchase from the Company.

The license agreements with licensees are not uniform, but most of the licenses for individually licensed restaurants that were in effect as of June 2, 2009 are covered by agreements containing the following provisions:

1.	The Company grants to the Licensee the right to use the name “Frisch” and/or “Frisch’s,” “Big Boy” and related trademarks and trade names in connection with the operation of a food and restaurant business, in return for which the Licensee pays a monthly license fee equal to three and three-quarters percent of its gross sales. In addition, an initial license fee of $30,000 is generally required.

2.	The Company provides local and regional advertising through publications, radio, television, etc., in return for which the Licensee pays a monthly fee equal to two and one-half percent of its gross sales.

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

Because operating performance levels in the Golden Corral segment had been below expectations, the July 2004 development agreement was amended in April 2008 to reflect the deletion from development of sixteen restaurants that were to be located in western Pennsylvania, southern Michigan, and northern Indiana. The amendment reduced to twelve the number of remaining Golden Corral restaurants that the Company has the right to develop through December 31, 2011. The Company has the approval of Golden Corral Franchising Systems to curtail development of these restaurants until sustained improvements in performance levels are achieved in existing restaurants.

On June 4, 2008, the Company announced that management had concluded that certain assets in the Golden Corral segment were impaired under the rules of Statement of Financial Accounting Standards No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, a non-cash pretax charge to earnings approximating $4.7 million dollars was taken to record the impairment in the fourth quarter of fiscal year 2008. The impairment charge lowered the carrying values of three Golden Corral restaurant locations to their estimated fair values, as required by SFAS 144 when the expected future cash flows from the operation of individual restaurants is less than the carrying values of the operating assets. The three restaurants with impaired values remain in operation.

The Company opened its first Golden Corral restaurant in January 1999. Twenty-five more opened in the following five years. The following tabulation recaps Golden Corral restaurant openings for the five most recent fiscal years:

Golden Corral Restaurants Operated by the Company

	Fiscal Year
	2005	2006	2007	2008	2009
In operation beginning of year	26	30	34	34	35

Opened	4	4	—	1	—

End of year - total operated Golden Corral restaurants	30	34	34	35	35

On average, the approximate cost to build and equip each Golden Corral restaurant ranges from $3,200,000 to $4,000,000 depending on land cost and land improvements, which can vary greatly from location to location, and whether land is purchased or leased. No active search for sites on which to build is currently underway.

Golden Corral is a grill-buffet style family restaurant concept offering a wide variety of buffet items. The buffet line features a large charbroil grill that is placed directly on the buffet line. This format allows customers to be served grilled-to-order steaks directly from the buffet line as part of the regular buffet price. The buffet also features many other varieties of meat including fried and rotisserie chicken, meat loaf, pot roast, fish, shrimp and a carving station that serves a rotation of hot roast beef, ham and turkey. The buffet also includes fresh fruits and vegetables, other hot and cold buffet foods, a salad bar, desserts, an in-store display bakery that offers made-from-scratch bakery goods every fifteen minutes, and many beverage items, none of which contain alcohol. Most of the food is prepared in full view of customers in order to emphasize its freshness and quality. The restaurants have distinctive exteriors and interior designs and trade dress, and are open seven days a week for lunch and dinner, providing prompt, courteous service in a clean and wholesome family atmosphere. Typical operating hours are 11:00 a.m. to 10:00 p.m. Additionally, the restaurants open earlier on weekends to provide the “Golden Sunrise Breakfast” buffet. The Company has sole discretion as to the prices charged to its customers.

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

In consideration of the granting of each individual franchise agreement, an initial franchise fee of $40,000 is required. Additionally, a royalty fee is required in an amount equal to four percent of the restaurant’s gross sales, and the Company is required to expend or contribute for advertising an amount not less than two percent of the restaurant’s gross sales up to a maximum of six percent of the restaurant’s gross sales. Royalty fees have always been paid to the Franchisor weekly. Prior to January 1, 2009, the Company was permitted to retain and expend advertising fees at its direction, at the rate of two percent of gross sales. This system was replaced on January 1, 2009, when the Franchisor initiated a national advertising program under which all Golden Corral restaurants were required to begin contributing their advertising fees each week to the Franchisor at the rate of two percent of gross sales.

Marketing strategy and creative direction originates from the Franchisor. The campaign during Fiscal Year 2009 focused on value during the first three months, shifting for the remainder of the fiscal year to specific food products featured on the buffet line. National media buying by the franchisor that began in January 2009 allowed cable television spots to run in all markets. Previously, the Company could only place television spots in those markets where sales volumes could justify the cost. Newspaper freestanding inserts were used in all markets in the first half of the fiscal year.

A renovation program for Golden Corral restaurants has been in place since fiscal year 2005, when the original five Golden Corral restaurants were each remodeled. The program is designed to renovate each restaurant when it reaches five years of age and every five years thereafter, much like the highly successful Big Boy program. Eleven Golden Corrals restaurants are scheduled to be renovated in fiscal year 2010 at a cost of approximately $125,000 each.

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

Certain initiatives in the human resources area include the use of information technology. Employee selection software helps lower hourly employee turnover rates; an employee validation website is in place that measures employee job satisfaction; and an interactive employee training program uses training videos and quizzes. These digital videos are loaded directly onto the hard drive of a PC located at each restaurant that is networked to the point-of-sale system, allowing headquarters to access the interactive results.

Information Technology

Each of the Company’s restaurants is managed through standardized operating and control systems anchored by a point-of-sale (POS) system that allows management to instantly accumulate and utilize data for more effective decision making, while allowing restaurant managers to spend more time in the dining room focusing on the needs of customers.

The Company completed its five-year plan to replace its aging POS register equipment in all Big Boy restaurants during fiscal 2008. In an effort to provide consistent reporting, the POS systems of Big Boy and Golden Corral are being merged into one integrated solution through the implementation of new software that will provide both ‘front of the house’ and ‘back of the house’ functionality. The project began in May 2009 and is expected to take 18 to 24 months to complete at a cost that will approach $2,000,000. The project includes the installation of biometric sign-on devices to replace the card swipe approach that employees currently use to access the POS systems.

To enhance the highly successful issuance of Frisch’s Big Boy gift cards, which were first introduced in Big Boy restaurants in fiscal year 2004 (replacing paper gift certificates), a program was launched in fiscal year 2009 to begin selling Big Boy gift cards in certain grocery store outlets. In addition, a project to sell Big Boy gift cards online through the Company’s corporate web site (www.frischs.com) is currently being developed. Golden Corral gift cards became the standard within the Golden Corral franchise system in fiscal year 2007.

Digital Subscriber Lines (DSL) were installed in all Big Boy restaurants in fiscal year 2008, replacing satellite broad band connectivity between headquarters and the restaurants. DSL installation in Golden Corral restaurants began in fiscal year 2009 and will be completed during fiscal year 2010. The changeover eliminates periodic disruptions of service associated with satellite technology. The implementation of an automated drive-thru timer system was successfully installed in all Big Boy restaurants in fiscal year 2006. It measures the time from when a customer’s car first enters the drive-thru station until the order is received and the customer exits the drive-thru. This information is provided to the restaurant manager in a real time environment, which has helped reduce the amount of time required to serve customers. To replenish restaurant inventories, a “suggested order” automated solution was also implemented in fiscal year 2006 that analyzes current inventory balances and sales patterns and then “suggests” a replenishment order from the commissary operation. This process has reduced stock outages and lowered in-store inventory levels while helping to identify waste, thus improving food quality and control over food costs. An automated labor scheduling system designed to assist restaurant managers in controlling labor costs has been tested and will be further evaluated in fiscal year 2010 to determine its suitability for rollout to all Big Boy restaurants.

Several projects have been introduced in recent years to help eliminate paper files in restaurants. A new method to distribute employee payroll advices was implemented in fiscal year 2009. Pay advices are now either emailed directly to the employee or are provided electronically to each restaurant where the employees may print them on demand if desired. In fiscal year 2007, the Company successfully designed and tested a system to electronically capture and manage signatures on key employment documents such as Form W-4 and acknowledgements regarding employee handbooks. The new system is currently in place in all Big Boy restaurants. Electronic signature capture devices to process debit and credit card transaction were installed in all Big Boy restaurants in fiscal year 2005.

An integrated enterprise system was installed in September 2004 at a cost in excess of $5,300,000, to replace the Company’s headquarters legacy information system. The new system supports the Company’s information needs today and well into the future. The enterprise software was successfully upgraded to a new environment in

November 2006. A further upgrade is currently in progress. When the upgrade is completed, the system will be up-to-date with the latest version of the software, providing the advantages of improved functionality. A complete headquarters network upgrade (wiring and equipment) was completed in the spring of 2007. The headquarters telephone system was replaced with a Voice Over Internet Protocol (VOIP) system in March 2007.

Raw Materials

The sources and availability of food and supplies are discussed above under Big Boy Restaurant Operations and Golden Corral Restaurant Operations. Other raw materials used in food processing include equipment for cooking and preparing food, refrigeration and storage equipment and various other fixtures. The Company currently purchases its restaurant equipment principally from two vendors, one of which supplies Big Boy restaurants, the other supplies Golden Corral restaurants. Other reliable restaurant equipment suppliers are available should the Company choose to change vendors. In addition, no significant disruptions in the supply of electricity and natural gas used in restaurant operations have been experienced to date.

Trademarks and Service Marks

The Company has registered certain trademarks and service marks on the Principal Register of the United States Patent and Trademark Office, including “Frisch’s,” “Brawny Lad,” “Buddie Boy,” “Frisch-ly Made,” “Pie Baby,” “Fire & Ice” and the tag line “What’s Your Favorite Thing?” These registrations are considered important to the Company’s Big Boy operations, especially its primary mark “Frisch’s” and the tag line “What’s Your Favorite Thing?” The duration of each registration varies depending upon when registration was first obtained. The Company currently intends to renew all of its trademarks and service marks when each comes up for renewal.

Pursuant to a 2001 agreement with Big Boy Restaurants International, LLC, the Company acquired limited ownership rights and a right to use the “Big Boy” trademarks and service marks within the states of Indiana and Kentucky and in most of Ohio and Tennessee. A concurrent use application reflecting these rights is currently pending in the United States Patent and Trademark Office. The “Golden Corral” trademarks and service marks are registered trademarks of Golden Corral Corporation. The Company is not aware of any infringements on its registered trademarks and service marks, nor is the Company aware of any infringement on any of its territorial rights to use the proprietary marks licensed to the Company.

Seasonality

The Company’s business is moderately seasonal for both the Big Boy and Golden Corral operating segments, with the third quarter of the fiscal year (December through February) normally accounting for a smaller share of annual revenues. Additionally, severe winter weather can have a marked negative impact upon revenue during the third quarter. Occupancy and other fixed operating costs have a greater negative impact on operating results during any quarter that may experience lower sales. Results for any quarter should not be regarded as indicative of the year as a whole, especially the first quarter, which contains sixteen weeks. Each of the last three quarters normally contains twelve weeks. The fourth quarter of fiscal year 2008 contained a thirteenth week that was necessary to complete the 53 week accounting year.

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

As there is no need to maintain significant levels of inventories or receivables, the Company maintains a strategic negative working capital position, which is not uncommon in the restaurant industry. The working capital deficit was $16,552,000 as of June 2, 2009. As significant, predictable cash flows are provided by operations, the deployment of a negative working capital strategy has not and will not hinder the Company’s ability to satisfactorily retire any of its obligations when due. Additionally, a working capital revolving line of credit is readily available if needed.

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

Research and Development

The Company’s corporate staff includes a manager of research and development for its Big Boy restaurants whose responsibilities entail development of new menu selections and enhancing existing products. From time to time, the Company also conducts consumer research to identify where future restaurants should be built, along with emerging industry trends and changing consumer preferences. While these activities are important to the Company, these expenditures have not been material during the three fiscal years in the period ending June 2, 2009 and are not expected to be material to the Company’s future results.

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

Environmental Matters

The Company does not believe that various federal, state or local environmental regulations will have any material effect upon the capital expenditures, earnings or competitive position of either the Big Boy or Golden Corral operating segments. However, the Company cannot predict the effect of any future environmental legislation or regulations.

Employees

As of June 2, 2009, the Company and its subsidiaries employed approximately 8,300 active employees, approximately 2,500 of whom work in Golden Corral restaurants. Approximately 4,300 of the Company’s employees are considered part-time (those who work less than 30 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to restaurant sales patterns. None of the Company’s employees is represented by a collective bargaining agreement. Management believes that employee relations are excellent and employee compensation is comparable with or better than competing restaurants.

Geographic Areas

The Company has no operations outside of the United States of America. The Company’s revenues, consisting principally of retail sales of food and beverages to the general public and certain wholesale sales to and license fees from restaurants licensed to other operators, were substantially generated in various markets in the states of Ohio, Kentucky and Indiana during each of the three fiscal years in the period ended June 2, 2009. In addition, two Golden Corral restaurants are operated in western Pennsylvania and a third restaurant operates in the northwest part of West Virginia. Substantially all of the Company’s long-lived assets were deployed in service in the same states during the same periods stated above.

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

The Company makes available the periodic reports that it files with the SEC through its corporate web site (www.frischs.com) via a hyperlink directly to the Company’s filings on the SEC’s web site. New information available through the hyperlink is generally provided within a few minutes from the time a report is filed. Information contained on or available through the Company’s website is not a part of, nor is it being incorporated into, this Annual Report on Form 10-K. In addition, printed copies of the reports the Company files with the SEC may be obtained without charge by writing to Donald H. Walker, Vice President and Chief Financial Officer of Frisch’s Restaurants, Inc., 2800 Gilbert Avenue, Cincinnati, Ohio 45206-1206. Email requests may be sent to cfo@frischs.com.

Copies of the Company’s corporate governance documents are also available on the Company’s corporate web site (www.frischs.com). The documents include the Company’s Code of Regulations, Corporate Governance Guidelines, Code of Conduct, Code of Ethics for Chief Executive Officer and Financial Professionals, Insider Trading Policy, Related Person Transaction Policy, along with various charters of committees of the Board of Directors, including that of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, the Strategic Planning Committee and the Finance Committee.

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

Executive Officers of the Registrant

The following table sets forth the names and certain information concerning the executive officers of the Company:

Name	Age	Current Principal Occupation or Employment and Five Year Employment History

Craig F. Maier	59	President and Chief Executive Officer of the Company (since 1989)

Rinzy J. Nocero	55	Vice President and Chief Operating Officer of the Company (since February 2007); Private Investor (from November 2004 to February 2007); Senior Vice President - Operations, Bob Evans Farms, Inc. (from 1993 to November 2004)

Donald H. Walker	63	Vice President and Chief Financial Officer (since 1996) and Treasurer of the Company (since 1982)

Michael E. Conner, Sr.	57	Vice President - Human Resources of the Company (since 2000)

Michael R. Everett	55	Vice President - Information Services of the Company (since June 2006); Director of Information Services of the Company (from May 2005 to June 2006); Director, Haverstick Consulting, Inc. (from May 2002 to May 2005)

James I. Horwitz	52	Vice President - Real Estate and Franchising of the Company (since March 2008); Director of Leasing and Development, Cincinnati United Contractors (from February 2007 to March 2008); Director of Real Estate, Alderwoods Group (from December 2005 to January 2007); Broker, Re/Max Preferred Group / The Clay Group (from 1997 to December 2005)

Karen F. Maier	57	Vice President - Marketing of the Company (since 1983)

Ronnie A. Peters	46	Vice President - Commissary of the Company (since March 2007); Director of Manufacturing, The Wornick Company (from 2002 to March 2007)

William L. Harvey	55	Regional Director of the Company (since 1995) and formerly held positions within the Company of Area Supervisor and Executive Store Manager

Lindon C. Kelley	54	Regional Director of the Company (since 2000) and formerly held positions within the Company of Area Supervisor and Executive Store Manager

Louie Sharalaya	59	Regional Director of the Company (since 2001) and formerly held positions within the Company of Area Supervisor and Executive Store Manager

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

Future funding requirements of the two qualified defined benefit pension plans that are sponsored by the Company largely depend upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. The recent market volatility that resulted in significant declines in the market values of these securities could materially affect future funding requirements and result in the recognition of much higher net periodic pension costs in future years.

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

The Supply and Cost of Food

Food purchases can be subject to significant price fluctuations that can considerably affect results of operations from quarter to quarter and year to year. Price fluctuations can be due to seasonality or any number of factors. The market for beef, in particular, continues to be highly volatile due to import and export restrictions. Higher beef costs have also been driven by bio-fuel initiatives that have vastly increased the cost to feed cattle. The Company depends on timely deliveries of perishable food and supplies. Any interruption in the continuing supply would harm the Company’s operations.

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

Golden Corral Operations

Notwithstanding significant improvements during fiscal year 2009, Golden Corral same-store sales declines have been experienced for eighteen of the last 23 quarters, during which cash flows from Golden Corral operations have deteriorated. The ability of the Company to reverse the downturn and permanently restore sales and margin growth, poses a significant risk to the Company.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

All of the Company’s restaurants are freestanding, well-maintained facilities. Older Big Boy restaurants are generally located in urban or heavily populated suburban neighborhoods that cater to local trade rather than highway travel. A few of these restaurant facilities are now approximately 40 years old. Big Boy restaurants opened in the last twenty years have generally been located near interstate highways. The average Big Boy restaurant in operation as of June 2, 2009 contained approximately 5,600 square feet with seating capacity for 156 guests. A second prototype is currently being developed for use in smaller markets that will have a footprint of approximately 5,000 square feet with a dining room capacity of 146 seats. Golden Corral restaurants constructed in earlier years contained 9,952 square feet with seating for 348 guests. Newer restaurants have 10,300 square feet with 372 seats.

Most new restaurant construction requires approximately eighteen weeks to complete, depending on the time of year and weather conditions. A competitive bidding process is used to award contracts to general contractors for all new restaurant construction. The general contractor selects and schedules sub-contractors, and is responsible for procuring most building materials. A Company project manager is assigned to coordinate all construction projects.

The following table provides certain operating segment information with respect to the number and location of all restaurants in the Company’s system as of June 2, 2009:

	Big Boy
	Company Operated	Operated by Licensees	Golden Corral

Cincinnati, Ohio market	48	4	11
Dayton, Ohio market	18	—	5
Columbus, Ohio market	10	1	1
Louisville, Kentucky market	7	2	4
Lexington, Kentucky market	5	3	—
Cleveland, Ohio market	—	—	8
Toledo/Lima/Findlay, Ohio market	—	14	3
Pittsburgh, Pennsylvania market	—	—	3
Other	—	2	—

Total	88	26	35

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

In recent years, it has sometimes become necessary to enter ground leases to obtain desirable land on which to build. In addition, many of the restaurants operated by the Company that opened prior to 1990 were financed with sale/leaseback transactions. Most of the leases are for fifteen or twenty years and contain multiple five-year renewal options and/or have favorable purchase options. All of the leases generally require the Company to pay property taxes, insurance and maintenance. As of June 2, 2009, 26 restaurants were in operation on non-owned premises, which are covered by 28 lease agreements consisting of 23 operating leases and five month-to-month arrangements.

The five month-to-month arrangements are for Big Boy restaurant facilities, the original capital leases of which reached their normal expirations during fiscal year 2008. Two of the month-to-month locations also have separate ground lease obligations. All five of these facilities are continuing to be occupied until the Company acquires the properties from the landlord pursuant to certain provisions contained in the respective leases. The purchase prices are the subject of litigation between the Company and the landlord.

The following table sets forth certain operating segment information regarding the type of occupancy of Company-operated restaurants:

	Big Boy	Golden Corral
Land and building owned	69	28
Land or land & building leased	19	7

Total	88	35

Nine of the 23 operating leases will expire during the next five years, as detailed in the list below. All of the nine leases are for Big Boy restaurants. Five of the nine leases have remaining options to renew for five years and/or have favorable purchase options. Four of the nine leases will be vacated upon expiration.

Fiscal year ending in	Number of leases expiring

2010	3
2011	1
2012	3
2013	1
2014	1

One of the four leases to be vacated will occur in September 2009 (two months ahead of its November 30, 2009 expiration). Construction of its replacement began in June 2009 on a superior nearby site that is owned in fee simple. Three other sites were acquired in fee simple during fiscal year 2009 on which construction should begin and the restaurants should open before the end of fiscal year 2010.

The real property of two Golden Corral restaurants having an approximate book value of $3,978,000 is encumbered by mortgages that secure a certain term loan. No other real property owned in fee is currently encumbered by mortgages or otherwise pledged as collateral. With the exception of certain delivery and other equipment utilized under capital leases expiring during periods to fiscal year 2013, the Company owns substantially all of the furnishings, fixtures and equipment used in the operation of the business.

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

Four surplus land locations owned in fee by the Company were listed for sale with brokers as of June 2, 2009, three of which are located in the Columbus, Ohio market and the fourth is in Toledo, Ohio. Two former Big Boy restaurants owned in fee are also listed for sale with brokers, one in the Cincinnati market, the other in the Dayton, Ohio market. No specific plans have been made for two other sites owned in fee that are located in the Cincinnati market. Finally, the Company owns in fee one former restaurant building in the Cincinnati market that it leases to a third party.

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

In July 2002, Fortney filed a Demand for Arbitration against the Company that sought recovery of its “outstanding contract balance,” in the sum of $293,638, plus interest, fees, and costs. Fortney contended that the Company owed this money to Fortney under the terms of the General Construction Contract. The Company denied that it owed these monies to Fortney, and filed a counterclaim against Fortney that alleged defective construction and claimed damages, lost profits, interest and costs, in an amount exceeding $1,000,000. The arbitration hearing before the American Arbitration Association concluded February 28, 2006, with closing arguments held on June 30, 2006. On August 24, 2006, the arbitration panel awarded the Company $537,967 and denied Fortney’s claim against the Company. The Company filed a Motion to Modify the award to increase the time period for which the Company was entitled to damages, including interest, believing the arbitration panel inadvertently failed to consider the full range of time that was required for investigation and to obtain building permits and other approvals associated with the replacement structure. Fortney also filed a Motion to Modify, alleging that the panel misinterpreted the testimony as to the calculation of lost profits. The arbitration panel rejected both Motions in November 2006. The Company immediately filed an Application in the Cuyahoga County (Ohio) Court of Common Pleas to confirm the arbitration panel’s original award. Fortney responded by filing a Motion with the same court to vacate the award. On April 24, 2007, the Cuyahoga Court of Common Pleas granted the Company’s Application and entered a judgment of $562,669 in favor of the Company; Fortney’s Motion to vacate was denied. On May 1, 2007, Fortney filed a Notice of Appeal and was required to issue a bond in the sum of $635,044 to secure a stay of the Company’s execution on the judgment during the appeal process. Oral arguments were heard on April 15, 2008 in the Court of Appeals, Eighth Appellate District, Cuyahoga County, Ohio. On August 18, 2008, the Court of Appeals affirmed the lower court’s decisions, leaving intact the judgment in favor of the Company. In October 2008, Fortney filed a Memorandum in Support of Jurisdiction with the Ohio Supreme Court, asking the Court to accept Fortney’s appeal. The Company filed its Memorandum in Opposition to Jurisdiction with the Ohio Supreme Court in November 2008.

On February 4, 2009, the Ohio Supreme Court declined to accept Fortney’s request for an appeal, which ended the case. On March 4, 2009, the Company received Fortney’s check for $639,856, representing full and final satisfaction of all claims.

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

The Company filed motions to consolidate the Kentucky cases into the Kenton County Circuit Court. 7373 agreed to consolidate the two Kenton County cases and an agreed order to that effect was entered on July 15, 2008. On June 13, 2008, the Jefferson County Circuit Court entered an Order granting the Company’s Motion to Transfer and Consolidate to the Kenton County Circuit Court. On January 6, 2009, the Franklin County Circuit Court granted the Company’s Motion to Transfer and Consolidate to the Kenton County Circuit Court. The cases that have been consolidated into the Kenton County Circuit Court are on hold pending the outcome of the action before the Warren County Court of Common Pleas.

On June 23, 2008, the Warren County Court of Common Pleas entered an Order denying the Company’s Motion to Stay the Proceedings. The Company’s Motion had sought to halt the proceedings in Warren County pending the outcome of the consolidated action in Kentucky. On August 21, 2008, the Warren County judge issued a ruling to allow both parties to file Motions for Summary Judgment immediately following the deposition of a former employee of the Company. Both the Company and 7373 filed a Motion for Summary Judgment in their respective favors on January 15, 2009. Both parties filed a Memorandum in Opposition to each other’s Motion for Summary Judgment, responses to which were timely answered by the Company and 7373. On March 10, 2009, the Warren County Court of Common Pleas declined to grant either Motion, finding that further discovery was necessary in the matter. As a result, discovery continues and a deadline for its completion has been set for August 14, 2009. The Court also set a deadline of September 18, 2009 for the filing of supplemental briefs for the respective Motions for Summary Judgment based on the additional discovery.

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

C.	The Company is subject to various other claims and suits that arise from time to time in the ordinary course of business. Management does not currently believe that any ultimate liability to resolve outstanding claims will have a material effect on the Company’s earnings, cash flows or financial position. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes that adequate provisions for losses have been included in the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal year 2009, no matters were submitted to a vote of security holders.

PART II

(Items 5 through 9)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on NYSE Amex under the symbol “FRS.” The closing price of the Company’s common stock as reported by NYSE Amex on July 24, 2009 was $30.75. There were approximately 1,750 shareholders of record as of July 24, 2009. The following table sets forth the high and low sales prices for the common stock for each quarter within the Company’s two most recent fiscal years:

	Fiscal Year Ended June 2, 2009			Fiscal Year Ended June 3, 2008
	Stock Prices		Dividend per share	Stock Prices		Dividend per share
	High	Low		High	Low
1st Quarter	$26.95	$19.44	12¢	$35.00	$26.50	11¢
2nd Quarter	23.54	16.00	12¢	31.45	25.51	11¢
3rd Quarter	22.45	18.43	12¢	25.60	19.00	12¢
4th Quarter	28.87	19.26	12¢	27.88	19.51	12¢

Dividend Policy

Through July 10, 2009, the Company has paid 194 consecutive quarterly cash dividends during its 49 year history as a public company. The Company currently expects that quarterly cash dividends will continue to be paid for the foreseeable future at rates comparable with or slightly higher than those shown in the above table.

Equity Compensation Plan Information

Information regarding equity compensation plans under which common stock of the Company is authorized for issuance is incorporated by reference to Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

In January 2008, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two-year time frame that expires January 28, 2010. No repurchases of common stock were made during the fiscal quarter that ended June 2, 2009. A maximum of 461,319 common shares may yet be purchased under the program.

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its Common Stock over the five year period ending June 2, 2009 with the Russell 2000 Index and a group of the Company’s peer issuers, selected by the Company in good faith. The graph assumes an investment of $100 in the Company’s Common Stock, in the Index and in the common stock of the peer group on May 30, 2004 and reinvestment of all dividends.

The peer group consists of the following issuers: Bob Evans Farms, Inc., Steak n Shake Co., CBRL Group, Inc., and Dineequity, Inc. (formerly IHOP Corp.).

Item 6. Selected Financial Data

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

SUMMARY OF OPERATIONS

	(in thousands, except per share data)
	2009	2008	2007	2006	2005
Sales	$297,861	$299,562	$289,934	$290,968	$279,247
Cost of sales
Food and paper	105,860	106,895	101,401	102,106	98,570
Payroll and related	97,678	98,347	95,501	96,098	92,352
Other operating costs	66,082	66,383	64,043	64,338	57,800

	269,620	271,625	260,945	262,542	248,722
Gross profit	28,241	27,937	28,989	28,426	30,525
Administrative and advertising	14,638	14,131	14,301	13,976	13,929
Franchise fees and other revenue	(1,281)	(1,278)	(1,254)	(1,250)	(1,352)
Gains on sale of assets	(1,163)	(524)	(250)	(568)	(87)
Litigation settlement	(890)	—	—	—	—
Impairment of long-lived assets	—	4,660	—	—	—

Operating profit	16,937	10,948	16,192	16,268	18,035
Other Expense (income)
Interest expense	2,000	2,360	2,672	2,771	2,820
Life insurance benefits in excess of cash surrender value	—	—	—	—	(4,440)

Earnings before income taxes	14,937	8,588	13,520	13,497	19,655
Income taxes
Current	4,022	5,147	5,357	4,594	4,199
Deferred	194	(2,505)	(1,105)	(257)	715

	4,216	2,642	4,252	4,337	4,914

NET EARNINGS	$10,721	$5,946	$9,268	$9,160	$14,741

Diluted net earnings per share of common stock	$2.08	$1.14	$1.78	$1.78	$2.86

Cash dividends per share	$.48	$.46	$.44	$.44	$.44

Other financial statistics
Working capital (deficit)	$(16,552)	$(20,142)	$(25,832)	$(18,519)	$(20,911)
Capital expenditures	18,035	14,646	18,588	19,096	24,123
Total assets	176,976	172,060	179,259	175,283	167,465
Long-term obligations	34,588	30,509	34,538	44,019	43,102
Shareholders’ equity	114,377	110,715	107,870	100,681	93,401
Book value per share at year end	$22.43	$21.67	$21.06	$19.84	$18.47
Return on average shareholders’ equity	9.5%	5.4%	8.9%	9.4%	17.0%
Weighted average number of diluted shares outstanding	5,164	5,228	5,215	5,160	5,157
Number of shares outstanding at year end	5,100	5,110	5,123	5,075	5,056

Percentage sales change	(.6%)	3.3%	(.4%)	4.2%	7.5%
Earnings as a percentage of sales
Operating profit	5.7%	3.7%	5.6%	5.6%	6.5%
Earnings before income taxes	5.0%	2.9%	4.7%	4.6%	7.0%
Net earnings	3.6%	2.0%	3.2%	3.1%	5.3%

Fiscal year 2008 contained 53 weeks consisting of 371 days.

Fiscal year 2006 contained 52 weeks consisting of 366 days.

All other fiscal years presented contained 52 weeks consisting of 364 days.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995

Forward-looking statements are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such statements generally express management’s expectations with respect to its plans, or its assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with current beliefs and assumptions, which are inherently subject to risks and uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but not limited to, the discussion in this Form 10-K under Part I, Item 1A. “Risk Factors.”

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

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (the “Company”) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet-style “Golden Corral” restaurants. As of June 2, 2009, 88 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

Fiscal Year 2009 ended on Tuesday, June 2, 2009 (a period of 52 weeks comprised of 364 days). It compares with Fiscal Year 2008 that ended on Tuesday, June 3, 2008 (a period of 53 weeks comprised of 371 days), and Fiscal Year 2007 that ended on Tuesday, May 29, 2007 (a period of 52 weeks comprised of 364 days). Fiscal Year 2010 will end on Tuesday, June 1, 2010 (a period of 52 weeks comprised of 364 days).

The Company’s equity was reduced by approximately $5 million at the end of Fiscal Year 2009, net of tax, to recognize underfunding in the two defined benefit pension plans that are sponsored by the Company. The underfunding is the direct result of significant declines in the market values of equity securities that comprise 70 percent of the Company’s target allocation of the plans’ assets.

Revenue was $297,861,000 in Fiscal Year 2009. Revenue in Fiscal Year 2008 was $299,562,000. Without benefit of the 53rd week in Fiscal Year 2008, revenue would have been approximately $293,800,000 or $5,762,000 lower. Comparable revenue was $289,934,000 in Fiscal Year 2007.

Net earnings for Fiscal Year 2009 were $10,721,000, or diluted earnings per share (EPS) of $2.08. Net earnings in Fiscal Year 2008 were $5,946,000 ($1.14 diluted EPS) and $9,268,000 ($1.78 diluted EPS) was posted in Fiscal Year 2007.

Fiscal Year 2008 included a non-cash pretax impairment of assets charge of $4,660,000 ($.62 diluted EPS) to lower the carrying values of three Golden Corral restaurants that management concluded were impaired.

Other Highlights:

•	Big Boy same store sales increased 1.5 percent in Fiscal Year 2009

•	Golden Corral same store sales increased 1.0 percent in Fiscal Year 2009

•	As a percentage of sales, food costs decreased to 35.5 percent in Fiscal Year 2009 from 35.7 percent in Fiscal Year 2008

•	Golden Corral produced a pretax profit in Fiscal Year 2009, the first time in three years

•	Gains on the sale of real estate were $1,163,000 in Fiscal Year 2009, $639,000 more than Fiscal Year 2008

•	Long-standing litigation was concluded in Fiscal Year 2009, resulting in an $890,000 increase to pretax earnings

•	The 53rd week in Fiscal Year 2008 contributed an estimated $945,000 to pretax earnings

Another significant factor affecting the Company’s operations has been the annual increase in the minimum wage as mandated by Ohio voters in the November 2006 election.

•

The minimum wage for non-tipped employees increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was increased to $7.00 per hour effective January 1, 2008 and to $7.30 per hour on January 1, 2009 in accordance with the mandate’s provision to annually adjust for the rate of inflation.

•

The minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was increased to $3.50 per hour on January 1, 2008 and to $3.65 per hour on January 1, 2009 in accordance with the inflation provision of the mandate.

More than two-thirds of the Company’s payroll costs are incurred in Ohio. The effects of paying the required higher hourly rates of pay have effectively been countered through the combination of higher menu prices charged to customers and reductions in the number of hours that employees are permitted to work. Further reductions in employee hours have been implemented to offset the effect of what would otherwise have been a $500,000 increase in annual payroll costs attributable to the January 1, 2009 increase.

The federal minimum wage for non-tipped employees increased from $5.15 per hour to $5.85 per hour in July 2007. It was increased to $6.55 per hour in July 2008 and to $7.25 per hour in July 2009. The rate for tipped employees was not changed by the federal legislation, remaining at $2.13 per hour. Additional reductions in scheduled labor hours will likely be implemented to combat the effects of the federal increase in July 2009. Without the further reductions in labor hours, annual payroll costs would increase by approximately $400,000.

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

	Fiscal Year 2009	(53 weeks) Fiscal Year 2008	Fiscal Year 2007
	(in thousands)

Big Boy restaurants	$183,443	$183,933	$178,617
Wholesale sales to licensees	9,038	9,284	9,004
Wholesale sales to groceries	1,142	939	942

Total Big Boy sales	193,623	194,156	188,563
Golden Corral sales	104,238	105,406	101,371

Consolidated restaurant sales	$297,861	$299,562	$289,934

A breakdown of changes in Big Boy same store sales by quarter follows (adjusted to remove the effect of the extra week of sales in Fiscal Year 2008):

Big Boy	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Fiscal Year 2009	0.2%	0.6%	0.7%	4.6%	1.5%
Fiscal Year 2008	1.2%	0.4%	(0.5)%	(1.6)%	0.1%

Fiscal Year 2009 marked the twelfth consecutive year that Big Boy same store sales increases have been achieved. The same store sales improvement was driven by higher average guest checks, primarily the result of menu price increases. The higher menu prices likely contributed to the continuing trend in lower customer traffic. Customer counts in same stores were 1.8 percent lower in Fiscal Year 2009 compared with Fiscal Year 2008, which was 3.0 percent lower than Fiscal Year 2007. However, the fourth quarter of Fiscal Year 2009 experienced a 1.6 percent increase in customer counts, driven by mild winter weather and a new marketing campaign that focused on customers’ dining experiences while continuing to emphasize “Favorite Things.”

The Big Boy same store sales comparisons include average menu price increases of 1.4 percent, 1.6 percent, and 2.4 percent, implemented respectively during the third quarters of Fiscal Years 2009, 2008 and 2007. The 2.4 percent increase in the third quarter of Fiscal Year 2007 included a specific provision targeted to offset costs associated with minimum wage increases. The first quarters of Fiscal Years 2009, 2008 and 2007 included average menu price increases of 2.4 percent, 1.2 percent, and 1.1 percent, respectively. In addition, the fourth quarter of Fiscal Year 2008 included a price increase of .5 percent that went into effect in April 2008. Another increase is currently being planned for implementation in September 2009.

The Company operated 88 Big Boy restaurants as of June 2, 2009, a net reduction of two since the beginning of the three year period that began May 31, 2006. The count of 88 includes two that opened respectively in August and October 2008, and the effect of one that closed in May 2009. The count includes a Big Boy restaurant that was taken out of service and razed in June 2008 to make room for a new building on the same site, which re-opened in a brand new facility in September 2008. Construction began in June 2009 to replace an older suburban Big Boy restaurant with a new building on a superior nearby site. It is scheduled to open for business in September 2009 with no interruption of sales. Three other new Big Boy restaurants are planned for Fiscal Year 2010, currently scheduled to open respectively in November 2009, February 2010 and April 2010.

A breakdown of Golden Corral same store sales by quarter follows (adjusted to remove the effect of the extra week of sales in Fiscal Year 2008):

Golden Corral	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Fiscal 2009	1.2%	(2.2)%	2.3%	2.3%	1.0%
Fiscal 2008	(2.8)%	(1.8)%	0.2%	(0.8)%	(1.4)%

The same store sales increase that was achieved in Fiscal Year 2009 ended a streak of four consecutive years of same store sales declines. The same store sales improvement in Fiscal Year 2009 was driven by 1) higher average guest checks, the result of menu price increases, 2) favorable winter weather and 3) a national media buying program launched by the Company’s franchisor in January 2009 that allowed cable television spots to run in all of the Company’s markets. Previously, the Company could only place television spots in markets where sales volumes could justify the cost. As with Big Boy, higher menu prices have likely contributed to the continuation of lower customer counts that have been experienced. Same store customer counts were 2.5 percent lower in Fiscal Year 2009 compared with Fiscal Year 2008, which was 5.4 percent lower than Fiscal Year 2007.

The Golden Corral same store sales comparisons include average menu price increases of .3 percent in May 2009, 2.5 percent in September 2008, .5 percent in June 2008, .8 percent in March 2008, 3.2 percent in October 2007, 4.2 percent in June 2007, 2.1 percent in January 2007 and 3.2 percent in September 2006. The 2.1 percent increase in January 2007 was put in place specifically to help offset the effects of higher costs associated with minimum wage increases.

The Company operated 35 Golden Corral restaurants as of June 2, 2009, a net increase of one since the beginning of the three year period that began May 31, 2006. The last restaurant to be opened by the Company occurred in July 2007. No Golden Corral restaurants are currently planned to open over the next twelve months.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense and impairment of asset losses are charged against restaurant level profit. Gross profit for both operating segments is shown below.

	Fiscal Year 2009	(53 weeks) Fiscal Year 2008	Fiscal Year 2007
	(in thousands)

Big Boy gross profit	$23,725	$25,749	$26,928
Golden Corral gross profit	4,515	2,188	2,061

Total gross profit	$28,240	$27,937	$28,989

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows, which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	Fiscal Year 2009			Fiscal Year 2008			Fiscal Year 2007
	Total	BB	GC	Total	BB	GC	Total	BB	GC

Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Food and paper	35.5	33.8	38.8	35.7	33.6	39.5	35.0	32.7	39.2

Payroll and related	32.8	34.7	29.2	32.8	34.6	29.6	32.9	34.6	29.8

Other operating costs (including opening costs)	22.2	19.2	27.7	22.2	18.6	28.8	22.1	18.4	29.0

Gross profit	9.5	12.3	4.3	9.3	13.2	2.1	10.0	14.3	2.0

Unfavorable commodity prices finally began to retreat during the second half of Fiscal Year 2009. The welcome decline in wholesale prices followed a 7.9 percent increase in 2008 and a 7.6 percent increase in 2007, according to the U.S. Bureau of Labor Statistics. The Company actively manages the effect of changing commodity prices with changes to the Big Boy menu mix and effective selection and rotation of items served on the Golden Corral buffet, together with periodic increases in menu prices. Rapid escalations in costs, especially for proteins such as pork, beef, poultry and fish that were experienced in 2007 and 2008, can be problematic to effective menu management, as food cost percentages rise despite higher prices being charged to customers. Food cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral segment, as well as its use of steak as an item featured daily on the buffet.

Mandated increases in the minimum wage have been effectively mitigated by the higher menu prices being charged and management’s resolve to reduce the number of hours worked by hourly paid employees, as can be seen in the above table as payroll and related costs as a percentage of sales have either been holding steady or improving in both Big Boy and Golden Corral. Although there is no seasonal fluctuation in employment levels, hours worked have always been managed closely according to individual restaurant sales patterns. Payroll related costs include statutory provisions for Social Security and Medicare, unemployment and workers’ compensation, along with voluntary benefits provided by the Company such as medical insurance and defined benefit pension plans.

The Company self-insures a significant portion of expected losses from its workers’ compensation program in the State of Ohio. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance reserves as deemed appropriate based on claims experience. Favorable adjustments were $68,000, $353,000 and $828,000 respectively, in Fiscal Years 2009, 2008 and 2007. The trend in smaller adjustments has been effected by vast improvements in claims experience, the result of active claims management and post accident drug testing, which have allowed lower rates (as a percentage of payroll) to be used to accrue initial reserves.

After steady medical insurance premiums in calendar years 2007 and 2008, costs escalated by almost 15 percent for the plan year that runs January 1, 2009 through December 31, 2009. The Company will absorb 75 to 80 percent of the estimated $9.5 million cost in 2009, with employees being asked to contribute the other 20 to 25 percent.

Net periodic pension cost was $1,814,000, $1,237,000 and $1,710,000 respectively, in Fiscal Years 2009, 2008 and 2007. The higher cost in Fiscal Year 2009 is due to the combination of unfavorable asset returns plus the recognition of a $238,000 settlement loss, which was triggered when lump sum payments from the Hourly Pension Plan exceeded the sum of service cost and interest cost for the year. Pension cost for Fiscal Year 2010 is currently estimated at over $2,300,000. The expected long-term rate of return on plan assets used to compute pension cost was 8.0 percent in Fiscal Years 2009, 2008 and 2007. The assumption will remain at 8.0 percent for the determination of pension costs for Fiscal Year 2010. The discount rate used in the actuarial assumptions to compute pension costs was 6.5 percent in Fiscal Year 2009, 6.0 percent in Fiscal Year 2008 and was 6.25 percent in Fiscal Year 2007. The rate for Fiscal Year 2010 will be 6.50 percent. The rate of compensation increase for pension costs was 4.5 percent in each of Fiscal Years 2009, 2008 and 2007. It will be lowered to 4.0 percent for Fiscal Year 2010.

Although no contributions have been needed to satisfy minimum legal funding requirements during the last three years, discretionary contributions made by the Company to these plans were $1,000,000 in each of Fiscal Years 2009, 2008 and 2007. Discretionary contributions for Fiscal Year 2010 are currently being planned at a level of $1,300,000. Future funding of the pension plans largely depends upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. The recent market volatility that caused significant declines in the market values of these securities is likely to have a material adverse effect upon future funding requirements and result in the recognition of much higher net periodic pension costs in future years.

Pension accounting standards require the overfunded or underfunded status of defined benefit pension plans to be recognized as an asset or liability in the Company’s consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes a projection of future salary increases. The Company’s pension plans were underfunded as of June 2, 2009, the direct result of significant declines in the market values of equity securities that are held in the pension trust. A $4,979,000 reduction in the Company’s equity, net of tax, was required to establish the necessary $7,507,000 liability in the Company’s balance sheet, effected through a charge to accumulated other comprehensive income.

The Hourly Pension Plan was amended on July 1, 2009 to freeze all future accruals for credited service under the Plan after August 31, 2009. The Plan had previously been closed to all hourly paid restaurant employees hired after December 31, 1998. The Salaried Pension Plan was amended on July 1, 2009 to close entry into the Plan to salaried employees hired after June 30, 2009. Salaried employees hired before June 30, 2009 will continue to participate in the Plan and be credited with normal benefits for years of service.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities, plus costs relating to field supervision; accounting and payroll preparation costs, franchise fees for Golden Corral restaurants; new restaurant opening costs and many other restaurant operating costs. Since most of these expenses tend to be fixed costs, the percentages shown in the above table are greatly affected by changes in same store sales levels. Opening costs can have a significant impact on the percentages. Opening cost charges for Big Boy restaurants for Fiscal Years 2009, 2008 and 2007 were $585,000, $408,000, and $443,000 respectively. Golden Corral opening costs for Fiscal Years 2009, 2008 and 2007 were zero, $229,000, and $95,000 respectively. There should be no opening costs for Golden Corral in fiscal Year 2010. Other operating costs in Fiscal Year 2009 included a charge of $334,000 to write down the carrying value of a Big Boy restaurant that permanently ceased operations on May 31, 2009.

The percentage reductions in Golden Corral’s other operating costs in Fiscal Year 2009 are largely from lower depreciation charges, the result of a $4.6 million impairment of assets charge that was taken at the end of Fiscal

Year 2008 to lower carrying costs of three restaurants. Although the Fiscal Year 2009 improvement in percentages was also aided by higher sales, it should be noted that other operating costs for the Golden Corral segment are a much higher percentage of sales than Big Boy because sales volumes generally remain below expectations.

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

Administrative and advertising expense was $14,638,000, $14,131,000 and $14,301,000 respectively in Fiscal Years 2009, 2008 and 2007. Advertising expense represents the largest component of these costs. Spending for advertising and marketing programs is proportionate to sales levels, reflecting the Company’s long standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing. Advertising expense was $6,984,000, $7,045,000, and $6,817,000 respectively in Fiscal Years 2009, 2008 and 2007. All other administrative costs were $7,654,000, $7,086,000 and $7,484,000 respectively in Fiscal Years 2009, 2008 and 2007. The Chief Executive Officer’s incentive compensation was included in other administrative costs as follows: $497,000, zero and $259,000 respectively was accrued in Fiscal Years 2009, 2008 and 2007. Stock based compensation costs included in other administrative costs were $249,000, $339,000 and $314,000 respectively in Fiscal Years 2009, 2008 and 2007. Fiscal Year 2008 included a charge in other administrative costs of $160,000 to write-off deposits for Golden Corral development rights.

Revenue from franchise fees is based upon sales volumes generated by Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of June 2, 2009, 26 Big Boy restaurants were licensed to other operators and paying fees to the Company. No new licensed Big Boy restaurants have opened during any of the periods presented in this MD&A; two closed during Fiscal Year 2009. Other revenue also includes certain other fees earned from licensed restaurants along with minor amounts of rent and investment income.

Gains and losses from the sale of assets consist of transactions involving real property and sometimes may include restaurant equipment that is sold together with real property as a package when closed restaurants are sold. Gains and losses reported on this line do not include abandonment losses that routinely arise when certain equipment is replaced before it reaches the end of its expected life. Abandonment losses are instead reported in other operating costs. Total gains from the sale of real property in Fiscal Year 2009 amounted to $1,163,000 on aggregate proceeds of $1,750,000. The totals are primarily attributable to the disposition of a Big Boy restaurant in the first quarter of Fiscal Year 2009 that had ceased operations in June 2008, the gain from which was $1,072,000 on proceeds of $1,487,000. Gains from the sale of real property amounted to $524,000 during Fiscal Year 2008, resulting from the dispositions of three low volume Big Boy restaurants that had ceased operations respectively in January, April and June 2007. During Fiscal Year 2007, a gain of $250,000 was recorded from the sale of an older Big Boy restaurant that had closed in October 2006.

On March 4, 2009, the company received a check for $640,000 representing full and final settlement of the arbitration award in the long-standing case against the general contractor that had constructed a Golden Corral restaurant for the Company in Canton, Ohio in 2001, which the Company had to subsequently demolish due to defective construction by the contractor. In addition to the cash received, the Company recorded an additional credit to earnings of $250,000 to reverse a liability that had represented the general contractor’s claim against the Company for the outstanding contract balance, which was eliminated when the award was made final. The combined sum resulted in $890,000 being credited to pretax earnings in the third quarter of Fiscal Year 2009.

The test for impairment of assets completed at the end of Fiscal Year 2008 determined that the carrying values of three Golden Corral restaurant locations exceeded expected future cash flows to be generated by the underlying assets. As a result, a non-cash pretax charge of $4,565,000 was recorded to lower the carrying values to fair values. The total charge reflected in the consolidated statement of earnings includes impairment losses of $95,000 for intangible assets associated with unamortized initial franchise fees relating to the three impaired restaurants. The three impaired restaurants continue to operate. No significant charges for impairment of assets were recorded during either Fiscal Year 2009 or Fiscal Year 2007.

Interest Expense

Interest expense was $2,000,000, $2,359,000 and $2,672,000 respectively, in Fiscal Years 2009, 2008 and 2007. The decreasing trend is primarily the result of lower debt levels and lower variable interest rates combined with much lower interest charges associated with capitalized leases. There are no longer any restaurant facilities leased by the Company that are required to be classified as capital lease obligations under the provisions of Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended.

Income Taxes

Income tax expense as a percentage of pre-tax earnings was 28.2 percent in Fiscal Year 2009, 30.8 percent in Fiscal Year 2008 and 31.4 percent in Fiscal Year 2007. The effective rates have been kept consistently low through the Company’s use of available tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the federal Work Opportunity Tax Credit (WOTC). The effective tax rate for Fiscal Year 2009 also includes the effect of the statutory elimination of corporate income tax in the state of Ohio. No material changes have occurred to date in the amount of unrecognized tax benefits as a result of the Company’s Fiscal Year 2008 adoption of FIN 48, the Financial Accounting Standards Board’s (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

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

Aggregated Information about Contractual Obligations and Commercial Commitments As of June 2, 2009

	Payments due by period (in thousands)						more than 5 years
	Total	year 1	year 2	year 3	year 4	year 5

Long-Term Debt	29,702	7,741	7,424	5,119	3,848	2,808	2,762

Rent due under Capital Lease Obligations	702	278	262	149	13	—	—

1. Rent due under Operating Leases	19,222	1,632	1,427	1,451	1,346	1,390	11,976

2. Unconditional Purchase Obligations	17,965	7,999	3,215	3,304	3,316	131	—

3. Other Long-Term Obligations	1,318	226	229	232	234	237	160

Total Contractual Cash Obligations	68,909	17,876	12,557	10,255	8,757	4,566	14,898

1.	Not included in the table is a secondary liability for the performance of a ground lease that has been assigned to a third party. The annual obligation of the lease approximates $48 through 2020. Should the third party default, the Company has the right to re-assign the lease. Operating leases include option periods considered to be part of the lease term under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” as amended.

2.	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property, if any.

3.	Deferred compensation liability.

The working capital deficit was $16,552,000 as of June 2, 2009. The deficit was $20,142,000 as of June 3, 2008. The improvement in the deficit was driven primarily by several factors. The current portion of long-term debt at June 2, 2009 is almost $1,100,000 lower than it was at June 3, 2008. Advance delivery of certain inventory was taken during Fiscal Year 2009 in order to secure availability of certain product at favorable pricing. In addition, there are no costs related to new unit construction included in accounts payable as of June 2, 2009. One new Big Boy restaurant was under construction as of June 3, 2008. Finally, a long-standing construction payable was eliminated in Fiscal Year 2009 as part of a legal proceeding that was resolved during the year.

If needed to fund temporary working capital needs, a $5,000,000 revolving credit facility (currently unused) is immediately available to be drawn upon through September 1, 2010. A construction draw facility is also in place that allows up to $4,500,000 to be drawn upon through September 1, 2010. Negotiations to renew these facilities with additional borrowing capacity are expected to be completed during the first half of Fiscal Year 2010.

Operating Activities

Operating cash flows were $22,408,000 in Fiscal Year 2009, $2,082,000 higher than Fiscal Year 2008 and $287,000 lower than Fiscal Year 2007. These changes are primarily attributable to normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which fluctuate widely from quarter to quarter and year to year. Management measures cash flows from the operation of the business by simply adding to net earnings certain non-cash expenses such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of long-lived assets (if any) and stock based compensation cost. The result of this approach is reflected as a sub-total in the consolidated statement of cash flows: $24,264,000 in Fiscal Year 2009, $25,038,000 in Fiscal Year 2008 and $23,240,000 in Fiscal Year 2007.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $18,035,000 during Fiscal Year 2009, which includes $14,759,000 for Big Boy restaurants and $3,276,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction, site acquisitions for expansion, remodeling existing restaurants, routine equipment replacements and other capital outlays.

Proceeds from the disposition of property during Fiscal Year 2009 amounted to $1,770,000, primarily resulting from the sale of an older Big Boy restaurant that had ceased operations in June 2008. Its sale resulted in a gain of $1,072,000, which was reported in the first quarter of fiscal year 2009. Two former Big Boy restaurants and four surplus land locations are currently held for sale at an aggregate asking price of $3,100,000.

Financing Activities

Borrowing against credit lines amounted to $6,000,000 during Fiscal Year 2009. Scheduled and other payments of long-term debt and capital lease obligations amounted to $9,563,000 during Fiscal Year 2009. Regular quarterly cash dividends to shareholders were paid at a rate of $.12 per share, amounting to $2,449,000 in Fiscal Year 2009. Another $.12 per share dividend was declared on June 9, 2009. Its payment on July 10, 2009 was the 194th consecutive quarterly dividend paid by the Company. The Company expects to continue its 49 year practice of paying regular quarterly cash dividends.

During Fiscal Year 2009, options to purchase 3,084 shares of common stock were exercised, yielding proceeds to the Company of approximately $40,000. As of June 2, 2009, 443,000 shares granted under the Company’s two stock option plans remain outstanding, including 383,000 fully vested shares at a weighted average price per share of $20.45. As of June 2, 2009, approximately 617,000 shares remained available to be granted under the 2003 Stock Option and Incentive Plan, which is net of 21,750 options granted to employees in June 2008 and 21,000 options granted in October 2008 to non-employee members of the Board of Directors. Granting authority under the 1993 Stock Option Plan expired on October 4, 2008.

In January 2008, the Board of Directors authorized a repurchase program under which the Company may repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two-year period that will expire on January 10, 2010. The sum of 13,207 shares was acquired under the program in Fiscal Year 2009 at a cost of $256,000. Since inception of the current authorization, 38,681 shares have been acquired through June 2, 2009 at a cost of $857,000.

Other Information

Two new Big Boy restaurants opened for business during Fiscal Year 2009 – in Winchester, Kentucky on August 11, 2008 and in Dayton, Ohio on October 13, 2008. In addition, a Big Boy restaurant re-opened in suburban Cincinnati on September 8, 2008 in a new building that replaced an older facility, which had been taken out of service and razed in June 2008. Although no new Big Boy restaurant construction was in progress as of June 2, 2009, construction was begun in June 2009 to replace an older suburban Cincinnati Big Boy restaurant with a new building on a superior nearby site. It is scheduled to open for business in September 2009. Three other new Big Boy restaurants are currently scheduled to open respectively in November 2009, February 2010 and April 2010 on land acquired by the Company in Fiscal Year 2009.

Including land and land improvements, the cash required to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. Future costs will also depend on whether the present building prototype (used since 2001) is constructed or whether the prototype of a second design having a smaller footprint is used, which is currently being developed for use in smaller markets. Two of the new Big Boy restaurants scheduled to open in Fiscal Year 2010 will be built using the smaller prototype. Several sites are currently being evaluated for potential acquisition and development. As of June 2, 2009, any contracts that existed to acquire sites for future development were cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the contracts.

Approximately one-fifth of the Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with the newer prototype that has been used since 2001. The current average cost to renovate a typical older restaurant ranges from $150,000 to $175,000. Newer prototype restaurants also receive updates when they reach five years of age, which on average currently range from $80,000 to $90,000 per restaurant. The Fiscal Year 2010 remodeling budget for Big Boy restaurants is $2,600,000. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether a dining room expansion is warranted. A typical kitchen redesign costs approximately $150,000 and a dining room expansion can cost up to $750,000.

Only one new Golden Corral restaurant has been opened in the last three years. No further development is currently planned and there is no active search for sites on which to build. At the end of Fiscal Year 2008, management determined that the assets of three Golden Corral restaurant locations were impaired and a non-cash pretax charge of $4,660,000 was recorded to lower the carrying values to fair value. The impairment charge included $95,000 to write-off unamortized franchise fees. The three impaired restaurants remain in operation. In April 2008, the Area Development Agreement with Golden Corral Franchising Systems, Inc. (Franchisor) was amended to lower from 28 to twelve, the Company’s development rights to build future restaurants. As a result, the Company wrote-off franchise fee deposits totaling $160,000 in Fiscal Year 2008.

Eleven Golden Corral restaurants are scheduled to be renovated in Fiscal Year 2010. In addition, carpeting is typically replaced in each restaurant every two and half years on average. The Fiscal Year 2010 remodeling budget, including carpeting costs, is approximately $1,800,000.

The Company’s policy is to own the land on which it builds new restaurants. However, it is often necessary to enter ground leases to obtain desirable land on which to build. Seven of the 35 Golden Corral restaurants now in operation were built on leased land. Three Big Boy restaurants opened since 2003 were also built on leased land. All of these leases have been accounted for as operating leases pursuant to Statement of Financial Accounting Standards No. 13 (SFAS 13), “Accounting for Leases” as amended.

As of June 2, 2009, 26 restaurants were in operation on non-owned premises, which are covered by 28 lease agreements consisting of 23 operating leases – sixteen are for Big Boy and seven are for Golden Corrals – and five month-to-month arrangements. The month-to-month arrangements are for five Big Boy restaurant facilities that are continuing to be occupied until the Company acquires the properties from the landlord for certain amounts specified in the lease agreements, which taken together amount to $2,472,000. The landlord disputes the amount, claiming the Company must purchase the properties for a larger amount based on alternative values and market appraisal values. The matter is the subject of litigation.

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

Future funding of the pension plans largely depends upon the performance of investments held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. The recent market volatility that resulted in significant declines in the market values of these securities could have a material adverse effect upon future funding requirements and result in the recognition of much higher net periodic pension costs in future years.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 2, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 2, 2009 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 2, 2009 based on the criteria in Internal Control—Integrated Framework issued by the COSO.

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

The Company’s internal control over financial reporting as of June 2, 2009 has been audited by Grant Thornton LLP, as is stated in their report that is presented in these financial statements which appears herein.

July 24, 2009
Date

/s/ Craig F. Maier
Craig F. Maier
President and Chief Executive Officer

/s/ Donald H. Walker
Donald H. Walker
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Frisch’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Frisch’s Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of June 2, 2009 and June 3, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 2, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frisch’s Restaurants, Inc. and Subsidiaries as of June 2, 2009 and June 3, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 2, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F to the consolidated financial statements, the Company has adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R), on May 29, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frisch’s Restaurants, Inc’s internal control over financial reporting as of June 2, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 24, 2009 expressed an unqualified opinion therein.

GRANT THORNTON LLP

/s/ Grant Thornton LLP
Cincinnati, Ohio
July 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Frisch’s Restaurants, Inc.

We have audited Frisch’s Restaurants, Inc.’s (an Ohio Corporation) internal control over financial reporting as of June 2, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frisch’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Frisch’s Restaurants, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Frisch’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 2, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frisch’s Restaurants, Inc. and Subsidiaries as of June 2, 2009 and June 3, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 2, 2009 and our report dated July 24, 2009 expressed an unqualified opinion on those statements.

GRANT THORNTON LLP

/s/ Grant Thornton LLP
Cincinnati, Ohio
July 24, 2009

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 2, 2009 and June 3, 2008

ASSETS

	2009	2008
Current Assets
Cash	$898,779	$801,297
Trade and other receivables	1,549,226	1,448,385
Inventories	6,531,127	5,647,629
Prepaid expenses and sundry deposits	891,176	1,120,360
Prepaid and deferred income taxes	1,588,721	1,676,536

Total current assets	11,459,029	10,694,207

Property and Equipment
Land and improvements	71,247,614	67,573,837
Buildings	95,057,324	89,351,863
Equipment and fixtures	91,137,232	87,554,946
Leasehold improvements and buildings on leased land	24,561,228	26,323,899
Capitalized leases	1,558,209	1,558,209
Construction in progress	3,424,332	2,641,144

	286,985,939	275,003,898
Less accumulated depreciation and amortization	129,348,004	121,164,500

Net property and equipment	157,637,935	153,839,398

Other Assets
Goodwill	740,644	740,644
Other intangible assets	806,903	892,238
Investments in land	691,834	2,634,890
Property held for sale	2,526,176	1,234,824
Deferred income taxes	1,662,888	—
Other	1,450,539	2,023,804

Total other assets	7,878,984	7,526,400

Total assets	$176,975,948	$172,060,005

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 2, 2009 and June 3, 2008

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2009	2008
Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,740,616	$8,804,779
Obligations under capitalized leases	239,461	243,361
Self insurance	396,001	606,877
Accounts payable	8,038,418	10,281,016
Accrued expenses	11,555,028	10,675,381
Income taxes	41,567	224,685

Total current liabilities	28,011,091	30,836,099

Long-Term Obligations
Long-term debt	21,961,677	24,216,672
Obligations under capitalized leases	397,626	637,087
Self insurance	727,997	769,874
Deferred income taxes	—	592,478
Underfunded pension obligation	7,507,375	58,385
Deferred compensation and other	3,993,038	4,234,564

Total long-term obligations	34,587,713	30,509,060

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shareswithout par value; none issued	—	—
Common stock - authorized, 12,000,000 shareswithout par value; issued 7,582,347 and 7,580,263shares - stated value - $1	7,582,347	7,580,263
Additional contributed capital	64,721,328	64,451,899

	72,303,675	72,032,162

Accumulated other comprehensive loss	(6,634,422)	(1,992,515)
Retained earnings	82,306,488	74,034,980

	75,672,066	72,042,465

Less cost of treasury stock (2,482,233 and 2,470,332 shares)	(33,598,597)	(33,359,781)

Total shareholders’ equity	114,377,144	110,714,846

Total liabilities and shareholders’ equity	$176,975,948	$172,060,005

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

Three years ended June 2, 2009

	2009	2008	2007
Sales	$297,860,951	$299,562,346	$289,934,367

Cost of sales
Food and paper	105,859,982	106,895,380	101,401,056
Payroll and related	97,678,114	98,347,394	95,500,491
Other operating costs	66,082,244	66,382,911	64,043,426

	269,620,340	271,625,685	260,944,973
Gross profit	28,240,611	27,936,661	28,989,394

Administrative and advertising	14,637,943	14,130,762	14,301,277
Franchise fees and other revenue	(1,281,940)	(1,277,707)	(1,253,398)
Gains on sale of assets	(1,163,173)	(524,354)	(250,069)
Litigation settlement	(889,579)	—	—
Impairment of long-lived assets	—	4,660,093	—

Operating profit	16,937,360	10,947,867	16,191,584

Interest expense	2,000,442	2,359,369	2,672,171

Earnings before income taxes	14,936,918	8,588,498	13,519,413

Income taxes
Current
Federal	4,626,721	5,469,816	5,482,285
Less tax credits	(1,010,762)	(904,475)	(782,886)
State and municipal	406,403	582,012	657,528
Deferred	193,701	(2,505,066)	(1,105,070)

Total income taxes	4,216,063	2,642,287	4,251,857

NET EARNINGS	$10,720,855	$5,946,211	$9,267,556

Earnings per share (EPS) of common stock:

Basic net earnings per share	$2.10	$1.16	$1.82

Diluted net earnings per share	$2.08	$1.14	$1.78

Fiscal year 2009 contained 52 weeks consisting of 364 days.

Fiscal year 2008 contained 53 weeks consisting of 371 days.

Fiscal year 2007 contained 52 weeks consisting of 364 days.

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Three years ended June 2, 2009

	2009	2008	2007
Cash flows provided by (used in) operating activities:
Net earnings	$10,720,855	$5,946,211	$9,267,556
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	13,690,689	14,015,297	13,643,678
(Gain) loss on disposition of assets, net of abandonment losses	(906,803)	(156,557)	15,021
Impairment of long-lived assets	—	4,660,093	—
Pension plans - amortization of actuarial losses and prior service costs	272,821	233,870	—
Pension plans - settlement losses	237,861	—
Stock-based compensation expense	248,869	338,751	313,835

	24,264,292	25,037,665	23,240,090
Changes in assets and liabilities:
Trade and other receivables	(100,841)	(42,493)	132,132
Inventories	(883,498)	728,430	(1,584,161)
Prepaid expenses and sundry deposits	229,184	(136,229)	(29,149)
Other assets	169,729	23,494	44,265
Prepaid and deferred income taxes	223,735	(2,210,381)	(221,488)
Accrued income taxes	(171,358)	(69,827)	17,242
Excess tax benefit from stock-based compensation	(11,760)	4,502	(168,277)
Accounts payable	(2,242,598)	(2,072,952)	2,023,590
Accrued expenses	884,295	(698,242)	(404,745)
Self insured obligations	(252,753)	(473,298)	(556,412)
Underfunded pension obligation	541,431	—	—
Deferred compensation and other liabilities	(241,526)	235,928	201,864

	(1,855,960)	(4,711,068)	(545,139)

Net cash provided by operating activities	22,408,332	20,326,597	22,694,951
Cash flows (used in) provided by investing activities:
Additions to property and equipment	(18,034,851)	(14,645,849)	(18,588,490)
Proceeds from disposition of property	1,769,837	1,717,378	410,655
Change in other assets	182,202	(114,484)	(302,832)

Net cash (used in) investing activities	(16,082,812)	(13,042,955)	(18,480,667)
Cash flows (used in) provided by financing activities:
Proceeds from borrowings	6,000,000	9,000,000	6,000,000
Payment of long-term debt and capital lease obligations	(9,562,519)	(13,141,465)	(9,530,082)
Cash dividends paid	(2,449,347)	(2,359,743)	(2,239,666)
Proceeds from stock options exercised - new shares issued	31,461	257,181	869,672
Proceeds from stock options exercised - treasury shares re-issued	8,310	—	6,275
Other treasury shares re-issued	8,184	27,970	28,880
Treasury shares acquired	(256,472)	(600,385)	—
Excess tax benefit from stock based compensation	11,760	(4,502)	168,277
Employee stock purchase plan	(19,415)	17,399	(11,786)

Net cash (used in) financing activities	(6,228,038)	(6,803,545)	(4,708,430)

Net increase (decrease) in cash and equivalents	97,482	480,097	(494,146)
Cash and equivalents at beginning of year	801,297	321,200	815,346

Cash and equivalents at end of year	$898,779	$801,297	$321,200

Supplemental disclosures:
Interest paid	$2,058,560	$2,614,651	$2,733,012
Income taxes paid	4,163,785	4,916,684	5,456,622
Income tax refunds received	100	4,375	1,000,519
Litigation settlement received	639,856	—	—
Accumulated other comprehensive pretax loss (SFAS 158) (non-cash)	7,543,875	1,412,371	1,840,461
Lease transactions capitalized (non-cash)	—	—	243,305

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three years ended June 2, 2009

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at May 30, 2006	$7,521,930	$62,531,311	—	$63,420,622	$(32,792,427)	$100,681,436

Net earnings for the year	—	—	—	9,267,556	—	9,267,556
SFAS No. 158 adjustment net of tax	—	—	$(1,214,704)	—	—	(1,214,704)
Stock options exercised - new shares issued	46,750	822,922	—	—	—	869,672
Stock options exercised - treasury shares re-issued	—	1,800	—	—	4,475	6,275
Excess tax benefit from stock-based compensation	—	168,277	—	—	—	168,277
Stock-based compensation expense	—	313,835	—	—	—	313,835
Other treasury shares re-issued	—	12,465	—	—	16,415	28,880
Employee stock purchase plan	—	(11,786)	—	—	—	(11,786)
Cash dividends paid - $.44 per share	—	—	—	(2,239,666)	—	(2,239,666)

Balance at May 29, 2007	7,568,680	63,838,824	(1,214,704)	70,448,512	(32,771,537)	107,869,775
Net earnings for the year	—	—	—	5,946,211	—	5,946,211
Other comprehensive loss, net of tax	—	—	(777,811)	—	—	(777,811)
Stock options exercised - new shares issued	11,583	245,598	—	—	—	257,181
Excess tax benefit from stock-based compensation	—	(4,502)	—	—	—	(4,502)
Stock-based compensation expense	—	338,751	—	—	—	338,751
Treasury shares re-issued	—	15,829	—	—	12,141	27,970
Treasury shares acquired	—	—	—	—	(600,385)	(600,385)
Employee stock purchase plan	—	17,399	—	—	—	17,399
Cash dividends paid - $.46 per share	—	—	—	(2,359,743)	—	(2,359,743)

Balance at June 3, 2008	7,580,263	64,451,899	(1,992,515)	74,034,980	(33,359,781)	110,714,846
Net earnings for the year	—	—	—	10,720,855	—	10,720,855
Other comprehensive loss, net of tax	—	—	(4,641,907)	—	—	(4,641,907)
Stock options exercised - new shares issued	2,084	29,377	—	—	—	31,461
Stock options exercised - treasury shares re-issued	—	(5,210)	—	—	13,520	8,310
Excess tax benefit from stock-based compensation	—	11,760	—	—	—	11,760
Stock-based compensation expense	—	248,869	—	—	—	248,869
Other treasury shares re-issued	—	4,048	—	—	4,136	8,184
Treasury shares acquired	—	—	—	—	(256,472)	(256,472)
Employee stock purchase plan	—	(19,415)	—	—	—	(19,415)
Cash dividends paid - $.48 per share	—	—	—	(2,449,347)	—	(2,449,347)

Balance at June 2, 2009	$7,582,347	$64,721,328	$(6,634,422)	$82,306,488	$(33,598,597)	$114,377,144

				June 2, 2009	June 3, 2008	May 29, 2007
Comprehensive income:
Net earnings for the year				$10,720,855	$5,946,211	$9,267,556
Change in defined benefit pension plans, net of tax of $2,391,286				(4,641,907)	—	—
Change in defined benefit pension plans, net of tax of $400,690				—	(777,811)	—

Comprehensive income				$6,078,948	$5,168,400	$9,267,556

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

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

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The fiscal year that ended June 2, 2009 (fiscal year 2009) consisted of 52 weeks. The fiscal year that ended June 3, 2008 (fiscal year 2008) consisted of 53 weeks. The fiscal year that ended May 29, 2007 (fiscal year 2007) was a 52 week year.

The first quarter of each fiscal year presented herein contained sixteen weeks, while the last three quarters of each year contained twelve weeks, except for the fourth quarter of fiscal year 2008 which consisted of thirteen weeks.

The fiscal year that will end on Tuesday, June 1, 2010 (fiscal year 2010) will be a 52 week (364 days) period.

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

Three years ended June 2, 2009

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

Receivables

Trade notes and accounts receivable are valued on the reserve method. The reserve balance was $30,000 at June 2, 2009 and June 3, 2008. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “Construction in progress” if construction has begun or if construction is likely within the next twelve months. As of June 2, 2009, the cost of land for four properties on which construction had yet to begin was carried in construction in progress, including one on which construction began in early June 2009. Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for fiscal years 2009, 2008 and 2007 was $40,000, $105,000 and $38,000, respectively. As of June 2, 2009, any contracts that existed to acquire sites for future development were cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the contracts.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE A - ACCOUNTING POLICIES (continued)

Five Big Boy restaurant facilities are occupied under month-to-month arrangements pending the acquisition of the properties from the landlord pursuant to certain provisions in the respective lease agreements. The purchase prices are the subject of litigation between the Company and the landlord (see Litigation in Note H – Commitments and Contingencies).

The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet. Surplus property that is no longer needed by the Company, including two former Big Boy restaurants (one that ceased operations near the end of fiscal year 2008 and the other near the end of fiscal year 2009), is classified as “Property held for sale” in the consolidated balance sheet. All of the surplus property is stated at the lower of cost or market. Market values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment.

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

The impairment test completed at the end of the fourth quarter of fiscal year 2009 resulted in no impairment charge. The test completed at the end of fiscal year 2008 determined that three Golden Corral restaurant locations had sustained significant cash flow losses, and that an impairment charge was necessary to reflect the fact that the carrying values of the three locations exceeded expected future cash flows to be generated by the underlying assets. A non-cash pretax charge of $4,565,000 was recorded in the fourth quarter of fiscal year 2008 to lower the carrying values of the three Golden Corral restaurants. The Company continues to operate the three impaired restaurants. The total charge reflected in the consolidated statement of earnings includes impairment losses of intangible assets associated with unamortized initial franchise fees relating to the three impaired Golden Corral restaurants (see Goodwill and Other Intangible Assets, Including Licensing Agreements elsewhere in Note A – Accounting Policies).

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

Three years ended June 2, 2009

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

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of June 2, 2009 and June 3, 2008, the carrying amount of goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred.

Other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company has opened (finite useful lives are subject to amortization) or has the right to open (yet to be determined useful lives are not subject to amortization). Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, which equates to $85,000 per year in each of the next five years for the 35 Golden Corral restaurants that were in operation as of June 2, 2009, net of three impaired Golden Corral restaurants (see below). Amortization for fiscal years 2009, 2008 and 2007 was $85,000, $93,000 and $91,000, respectively.

Other intangible assets are tested annually for impairment and whenever an impairment indicator arises. The test completed at the end of the fourth quarter of fiscal 2008 resulted in an impairment charge of $95,000 to write-off the remainder of unamortized initial franchise fees associated with the impairment of three Golden Corral restaurants (see Impairment of Assets elsewhere in Note A – Accounting Policies). In addition, the development agreement with Golden Corral Franchising Systems, Inc. was amended in April 2008 to terminate development rights for sixteen restaurants, which resulted in a fiscal year 2008 write-off of $160,000 for development fees that had already been paid.

Miscellaneous other intangible assets are not currently being amortized because these assets have indefinite or yet to be determined useful lives. An analysis of other intangible assets follows:

	2009	2008
	(in thousands)

Golden Corral initial franchise fees subject to amortization	$1,280	$1,280
Less accumulated amortization	(579)	(494)

Carrying amount of Golden Corral initial franchise fees subject to amortization	701	786

Current portion of Golden Corral initial franchise fees subject to amortization	(85)	(85)
Golden Corral fees not yet subject to amortization	135	135
Other	56	56

Total other intangible assets	$807	$892

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE A - ACCOUNTING POLICIES (continued)

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to operations as incurred.

Revenue Recognition

Revenue from restaurant operations is recognized upon the sale of products as they are sold to customers. All sales revenue is recorded on a net basis, which excludes sales tax collected from being reported as sales revenue and sales tax remitted from being reported as a cost. Revenue from the sale of commissary products to Big Boy restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on certain percentages of sales volume of Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, which ordinarily occurs upon the execution of the license agreement in consideration of the Company’s services to that time.

Revenue from the sale of gift cards is deferred for recognition until the gift card is redeemed by the cardholder, or when the probability is remote that the cardholder will demand full performance by the Company and there is no legal obligation to remit the value of the unredeemed card under applicable state escheatment statutes.

Advertising

Advertising costs are charged to expense as incurred. Advertising expense for fiscal years 2009, 2008 and 2007 was $6,984,000, $7,045,000 and $6,817,000, respectively.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred:

	2009	2008	2007
	(in thousands)

Big Boy	$585	$408	$443
Golden Corral	—	229	95

	$585	$637	$538

Benefit Plans

The Company maintains two qualified defined benefit pension plans: the Pension Plan for Managers, Office and Commissary Employees (the Salaried Pension Plan) and the Pension Plan for Operating Unit Hourly Employees (the Hourly Pension Plan). Plan benefits are based on years-of-service and other factors. The Company’s funding policy is to contribute at least the minimum annual amount sufficient to satisfy legal funding requirements plus additional discretionary tax deductible amounts that may be deemed advisable, even when no minimum funding is required. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future (see Note F – Pension Plans).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE A - ACCOUNTING POLICIES (continued)

The Hourly Pension Plan covers hourly restaurant employees. The Plan was amended on July 1, 2009 to freeze all future accruals for credited service under the Plan after August 31, 2009. The Plan had previously been closed to all hourly paid restaurant employees that were hired after December 31, 1998. Hourly restaurant employees hired January 1, 1999 or after have been eligible to participate in the Frisch’s Restaurants, Inc. Hourly Employees 401(k) Savings Plan (the Hourly Savings Plan), a defined contribution plan that provided a 40 percent match by the Company on the first ten percent of earnings deferred by the participants. The Company’s match has vested on a scale based on length of service that reached 100 percent after four years of service. The Hourly Savings Plan was amended effective September 1, 2009 to provide for immediate vesting along with a 100 percent match from the Company on the first three percent of earnings deferred by participants. All hourly restaurant employees are now eligible to participate, regardless of when hired.

The Salaried Pension Plan covers restaurant management, office and commissary employees (salaried employees). The Plan was amended on July 1, 2009 to close entry into the Plan to employees hired after June 30, 2009. Salaried employees hired before June 30, 2009 will continue to participate in the Salaried Pension Plan and be credited with normal benefits for years of service. Salaried employees are automatically enrolled, unless otherwise elected, in the Frisch’s Employee 401(k) Savings Plan (the Salaried Savings Plan), a defined contribution plan. The Salaried Savings Plan provides immediate vesting under two different Company matching schedules. Employees who are participants in the Salaried Pension Plan (hired before June 30, 2009) may continue to defer up to 25 percent of their compensation under the Salaried Savings Plan, with the Company contributing a ten percent match on the first eighteen percent deferred. Beginning September 1, 2009, salaried employees hired after June 30, 2009 receive a 100 percent match from the Company on the first three percent of compensation deferred.

The executive officers of the Company and certain other “highly compensated employees” (HCE’s) are disqualified from participation in the Salaried Savings Plan. A non-qualified savings plan - Frisch’s Executive Savings Plan (FESP) - provides a means by which the HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s compensation into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first ten percent of salary deferred at a rate of ten percent for deferrals into mutual funds, while a fifteen percent match is added to deferrals into common stock. HCE’s hired after June 30, 2009 receive a 100 percent matching contribution from the Company on the first three percent of compensation deferred into either mutual funds or common stock.

Although the Company owns the mutual funds until the retirement of the participants, the funds are invested at the direction of the participants. The common stock is a “phantom investment” that may be paid in actual shares or in cash upon retirement of the participant. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the consolidated balance sheet.

The Company also maintains an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that was originally intended to provide a supplemental retirement benefit to the HCE’s whose benefits under the Salaried Pension Plan were reduced when their compensation exceeded Internal Revenue Code imposed limitations or when elective salary deferrals were made to FESP. The SERP was amended effective January 1, 2000 to exclude any benefit accruals after December 31, 1999 (interest continues to accrue) and to close entry into the Plan by any HCE hired after December 31, 1999.

Effective January 1, 2000 a Nondeferred Cash Balance Plan was adopted to provide comparable retirement-type benefits to the HCE’s in lieu of future accruals under the Salaried Pension Plan and the SERP. The comparable benefit amount is determined each year and converted to a lump sum (reported as W-2 compensation) from which taxes are withheld and the net amount is deposited into the HCE’s individual trust account (see Note F – Pension Plans).

FESP assets are the principal components of “Other long-term assets” in the consolidated balance sheet, along with the value, if any, of pension plan assets in excess of projected benefit obligations (see Note F – Pension Plans).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

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

2009	2008	2007
(in thousands)

$68	$353	$828

Income Taxes

Income taxes are provided on all items included in the consolidated statement of earnings regardless of when such items are reported for tax purposes (see Note D – Income Taxes).

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable and accounts receivable, investments and long-term debt. The carrying values of cash and cash equivalents together with accounts payable and accounts receivable approximate their fair value based on their short-term character. The fair value of long-term debt is disclosed in Note B – Long-Term Debt. The Company does not use derivative financial instruments.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” clarifies the definition of fair value, provides a framework for the measurement of fair value, and expands disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years that begin after November 15, 2007 (fiscal year 2009) for financial assets and liabilities. The adoption of SFAS 157 on June 4, 2008 had no material effect on the Company’s financial position or results of operations. The effective date of SFAS 157 for non-financial assets and liabilities is for fiscal years that begin after November 15, 2008 (fiscal year 2010). Its adoption on June 3, 2009 had no material effect on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities,” is also effective for fiscal years beginning after November 15, 2007 (fiscal year 2009). It provides an option of whether to report selected financial assets and liabilities at fair value. The Company elected not to use the fair value option to measure any of its financial assets and liabilities.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE A - ACCOUNTING POLICIES (continued)

On December 30, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Pensions and Other Post Retirement Benefits.” This FSP amends Statement of Financial Accounting Standards No. 132(R), as revised in 2003. It was issued to require expanded disclosures about plan assets in an employers’ defined benefit pension or other post retirement plan. The expanded disclosures require information to be provided on how investment decisions are made, the major categories of plan assets, input and valuation techniques used to measure fair value of plan assets, and concentrations of risk with plan assets. This FSP is not required to be applied by the Company until its fiscal year that ends after December 15, 2009 (fiscal year 2010).

Statement of Financial Accounting Standards No. 165 (SFAS 165) “Subsequent Events,” was issued in May 2009. SFAS 165 establishes general standards of accounting for and disclosure of events occurring subsequent to the date of the balance sheet, but before financial statements are issued. The Company will consider the application of SFAS 165 to its interim and annual periods that end after June 15, 2009 (fiscal year 2010).

Statement of Financial Accounting Standards No. 168 (SFAS 168) “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles,” was issued on June 29, 2009. SFAS 168 was issued to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied in the preparation of financial statements that conform with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. The codification under SFAS 168 will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective for all interim and annual periods ending after September 15, 2009 (fiscal year 2010).

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material impact is anticipated on the financial statements as a result of future adoption.

NOTE B - LONG-TERM DEBT

	2009		2008
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$1,000	$—	$4,500
Term Loans	6,851	20,962	7,796	18,827
Revolving Credit Loan	—	—	—	—
Bullet Loan	890	—	1,009	890

	$7,741	$21,962	$8,805	$24,217

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE B - LONG-TERM DEBT (continued)

The portion payable after one year matures as follows:

	2009	2008
	(in thousands)
Period ending in 2010	$—	$11,082
2011	7,424	5,194
2012	5,119	3,813
2013	3,848	2,461
2014	2,808	1,335
2015	1,894	332
Subsequent to 2015	869	—

	$21,962	$24,217

The Construction Draw Facility (the Facility) is an unsecured draw credit line intended to finance new restaurant construction. Borrowing under the Facility amounted to $6,000,000 during fiscal year 2009. As of June 2, 2009, $4,500,000 was available to be borrowed under the Facility. Unless it is extended, the Facility’s credit line will expire on September 1, 2010.

The Facility is subject to a commitment fee of .25 percent of the amount remaining available to be borrowed. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. The basis points are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan. Outstanding balances of loans initiated prior to September 2007 had to be converted with an amortization period not to exceed seven years. Loans initiated in or after September 2007 may be converted with initial amortization periods of up to twelve years. For any Term Loan converted with an amortization period of less than twelve years, a one-time option is available during the chosen term to extend the amortization period up to twelve years. Upon conversion to an amortizing Term Loan, the company may select a fixed rate over the chosen term or may choose among various adjustable rate options.

As of June 2, 2009, the aggregate outstanding balance under the Facility was $28,813,000, consisting of $27,813,000 in Term Loans plus $1,000,000 in the Construction Phase awaiting conversion. Since the inception of the Facility, twelve of the Term Loans ($30,000,000 out of $83,500,000 in original notes) had been retired as of June 2, 2009. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.06 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $781,000, expiring in various periods ranging from July 2009 through April 2016. Prepayments of the Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. As of June 2, 2009, the variable rate of interest on the $1,000,000 balance in the Construction Phase was 1.97 percent; it was lowered to 1.47 percent on June 15, 2009. Any outstanding amount in the Construction Phase of the Facility that has not been converted into a Term Loan by September 1, 2010 shall mature and be payable in full at that time, unless extended.

The Revolving Credit Loan is an unsecured line of credit that allows for borrowing of up to $5,000,000 to fund temporary working capital needs through September 1, 2010, unless extended. The loan, none of which was outstanding as of June 2, 2009, is subject to a 30 consecutive day out-of-debt period each year. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility, the basis points from which are added to or subtracted from one of various indices chosen by the Company. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is subject to a .25 percent unused commitment fee.

The Bullet Loan was converted into a term loan in March 2007. The provisions of the term loan require 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate. The loan is secured by

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE B - LONG-TERM DEBT (continued)

mortgages that encumber the real property of two Golden Corral restaurants, the combined book value of which approximated $3,978,000 as of June 2, 2009.

These loan agreements contain covenants relating to cash flows, debt levels, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of June 2, 2009. Compensating balances are not required by any of these loan agreements.

The fair values of the fixed rate Term Loans within the Construction Draw Facility as shown in the following table are based on fixed rates that would be available if the loans could be refinanced at June 2, 2009 with terms similar to the remaining terms under the present Term Loans. The carrying value of all other long-term debt approximates its fair value, as it is either subject to variable interest rates or the remainder of the loan is of a short-term duration.

	Carrying Value	Fair Value

Term loans under Construction Draw Facility	$27,813,000	$28,624,000

NOTE C - LEASED PROPERTY

The Company’s policy is to own its restaurant locations whenever possible, however, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to twenty years, and/or have favorable purchase options. As of June 2, 2009, 26 restaurants were in operation on non-owned premises, which are covered by 28 lease agreements consisting of 23 operating leases (sixteen are for Big Boy operations and seven are for Golden Corral operations) and five month-to-month arrangements.

The five month-to-month arrangements are for five Big Boy restaurant facilities, the original capital leases of which reached their normal expirations during fiscal year 2008. Two of the five locations also have separate ground lease obligations. All five of these facilities are continuing to be occupied on a month-to-month basis until the Company acquires the properties from the landlord pursuant to certain provisions contained in the respective lease agreements. The purchase prices are the subject of litigation (See Litigation in Note H – Commitments and Contingencies). Residual value guarantees on the five leases aggregating $2,101,000 are included as a current liability in the consolidated balance sheet as of June 2, 2009 under the caption “accrued expenses.”

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

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	2009	2008
	(in thousands)

Delivery and other equipment leases	$1,558	1,558
Less accumulated amortization	(998)	(760)

	$560	$798

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE C - LEASED PROPERTY (continued)

Rent expense under operating leases and month-to-month arrangements consists of:

	2009	2008	2007
	(in thousands)
Minimum rentals	$2,262	$2,094	$2,056
Contingent payments	47	56	49

	$2,309	$2,150	$2,105

Future minimum lease payments under capitalized leases and operating leases are summarized below:

Fiscal year ending in:	Capitalized leases	Operating leases
	(in thousands)
2010	$278	$1,632
2011	262	1,450
2012	149	1,451
2013	13	1,346
2014	—	1,390
2015 to 2027	—	11,953

Total	702	$19,222

Amount representing interest	(65)

Present value of obligations	637
Portion due within one-year	(239)

Long-term obligations	$398

Not included in the above table is a secondary liability for the performance of a ground lease that the Company has assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

NOTE D - INCOME TAXES

The variations between the statutory Federal rate and the effective rate are summarized as follows:

	Percent of pretax earnings
	2009	2008	2007
Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(6.8)	(10.5)	(5.8)
State and municipal income taxes - Current and deferred (net of Federal tax benefit)	1.8	4.5	3.2
Other	(.8)	2.8	(.0)

Effective rate	28.2	30.8	31.4

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE D - INCOME TAXES (continued)

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax asset (liability) were as follows:

	2009	2008
	(in thousands)
Deferred compensation	$907	$854
Compensated absences	918	876
Stock-based compensation	263	189
Impairment of assets	1,582	1,584
Self insurance	349	418
Pension	2,619	—
Lease transactions	400	402
Other	309	208

Total deferred tax assets	7,347	4,531

Depreciation	(4,157)	(3,091)
Pension	—	(49)
Other	(388)	(469)

Total deferred tax liabilities	(4,545)	(3,609)

Net deferred tax asset	$2,802	$922

Taxes paid (net of refunds) during fiscal years 2009, 2008 and 2007 were $4,164,000, $4,912,000 and $4,456,000, respectively.

The Financial Accounting Standards Board’s (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” was adopted by the Company effective May 30, 2007 (the first day of fiscal year 2008). FIN 48 provides guidance for recognition and measurement on financial statements of tax positions taken in tax returns or expected to be taken on a future tax return. No cumulative effect adjustment to retained earnings resulted from the adoption of FIN 48 and there was no material change in the amount of unrecognized tax benefits. No material changes have occurred to date in the amount of unrecognized tax benefits.

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

Three years ended June 2, 2009

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

Options to purchase shares of the Company’s common stock permit the holder to purchase a fixed number of shares at a fixed price. When options are granted, the Committee determines the number of shares subject to the option, the term of the option, which may not exceed ten years, the time or times when the option will become exercisable and the price per share that a participant must pay to exercise the option. No option will be granted with an exercise price that is less than 100 percent of fair market value on the date of the grant. The option price and obligatory withholding taxes may be paid pursuant to a “cashless” exercise/sale procedure involving the simultaneous sale by a broker of shares that are covered by the option.

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

As of June 2, 2009, options to purchase 217,750 shares had been cumulatively granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer (CEO). The Committee has determined that outstanding options belonging to the CEO shall vest six months from the date of the grant, while outstanding options granted to other key employees shall vest in three equal annual installments. The Committee has further determined that outstanding options granted to non-employee members of the Board of Directors shall vest one year from the date of the grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

As of June 2, 2009, 617,250 shares remain available to be optioned, including 35,000 shares granted that were subsequently forfeited, which are again available to be granted in accordance with the “Re-use of Shares” provision of the Plan. There were 171,755 options outstanding as of June 2, 2009.

No other awards - stock appreciation rights, restricted stock awards, unrestricted stock awards or performance awards—had been granted under the 2003 Stock Option and Incentive Plan as of June 2, 2009.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE E - CAPITAL STOCK (continued)

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. The Board of Directors adopted certain amendments in December 2006 to bring the Amended Plan into compliance with the American Jobs Creation Act of 2004 and Section 409A of the IRC.

Options to purchase 556,228 shares were cumulatively granted under the 1993 Stock Option Plan and the Amended Plan before granting authority expired on October 4, 2008, of which 271,481 remained outstanding as of June 2, 2009 including 211,478 that belong to the CEO.

All outstanding options under the 1993 Stock Option Plan and the Amended Plan were granted at fair market value and expire ten years from the date of grant. Final expirations will occur in June 2014. Outstanding options to the CEO vested in six months, while options granted to non-employee members of the Board of Directors vested after one year. Outstanding options granted to other key employees vested in three equal annual installments.

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of June 2, 2009:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	405,070	$20.83
Granted	42,750	$21.61
Exercised	(3,084)	$12.90
Forfeited or expired	(1,500)	$28.28

Outstanding at end of year	443,236	$20.93	4.70 years	$3,311

Exercisable at end of year	382,652	$20.45	4.07 years	$3,023

The intrinsic value of stock options exercised during fiscal years 2009, 2008 and 2007 was $35,000, $83,000 and $494,000, respectively.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE E - CAPITAL STOCK (continued)

Stock Options outstanding and exercisable as of June 2, 2009 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are as follows:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years

Outstanding:
$ 8.31 to $13.00	64,478	$10.61	1.00 years
$13.01 to $18.00	49,167	$13.80	2.06 years
$18.01 to $24.20	179,667	$20.73	5.42 years
$24.21 to $31.40	149,924	$27.96	6.30 years

$ 8.31 to $31.40	443,236	$20.93	4.70 years

Exercisable:
$ 8.31 to $13.00	64,478	$10.61	1.00 years
$13.01 to $18.00	49,167	$13.80	2.06 years
$18.01 to $24.20	136,334	$20.44	4.25 years
$24.21 to $31.40	132,673	$27.70	6.11 years

$ 8.31 to $31.40	382,652	$20.45	4.07 years

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock measured at 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. Through April 30, 2009, (latest available data), 141,287 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2009, the custodian held 42,456 shares on behalf of employees.

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of June 2, 2009, 40,968 shares remained in the FESP reserve, including 9,307 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE E - CAPITAL STOCK (continued)

Treasury Stock

As of June 2, 2009, the Company’s treasury held 2,482,233 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through January 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

In January 2008, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of common stock in the open market or through block trades over a two-year period that expires January 28, 2010. Since inception of the current authorization, the Company has acquired 38,681 shares under the program at a cost of approximately $857,000, including 13,207 shares from June 4, 2008 through June 2, 2009.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS

June 2, 2009	5,101,994	$2.10	62,170	5,164,164	$2.08
June 3, 2008	5,129,362	1.16	98,549	5,227,911	1.14
May 29, 2007	5,090,960	1.82	124,500	5,215,460	1.78

Options to purchase 205,000, 91,000 and 60,000 shares were respectively excluded from the calculation of diluted EPS in fiscal years 2009, 2008 and 2007 because the effect was anti-dilutive.

Share-Based Payment (Compensation Cost)

The Company adopted Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), “Share-Based Payment” on May 31, 2006 (the first day of fiscal year 2007). SFAS 123 (R) requires the fair value of stock options granted to be recognized as compensation cost. It applies to all awards granted on or after the adoption date, with compensation cost based on the fair value of the award on the date of the grant. The cost is recognized in the consolidated statement of earnings on a straight-line basis over the vesting period of the award.

In addition, because the Company elected the modified prospective application transition method in adopting SFAS 123 (R), compensation cost for fiscal years 2007 and 2008 included portions of cost associated with options granted in fiscal years 2005 and 2006 (prior to the adoption date of SFAS 123(R)) that became vested in fiscal years 2007 and 2008. These costs were recognized based on the fair value of the awards as was calculated under the original provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock Based Compensation” and the pro forma disclosures under Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock Based Compensation – Transition and Disclosure.”

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE E - CAPITAL STOCK (continued)

Compensation costs arising from stock options granted are shown below.

	Fiscal year ended
	June 2, 2009	June 3, 2008	May 29, 2007
	(in thousands)

Charged to administrative and advertising expense	$249	$339	$314
Tax benefit	85	104	107

Total share-based compensation cost, net of tax	$164	$235	$207

Effect on basic earnings per share	$.03	$.05	$.04

Effect on diluted earnings per share	$.03	$.04	$.04

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, developed using the assumptions shown in the following table.

	Fiscal year ended
	June 2, 2009	June 3, 2008	May 29, 2007

Weighted average fair value of options	$5.47	$8.39	$6.38

Assumptions
Dividend yield	2.0 - 2.5%	1.4% - 1.5%	1.8%
Expected volatility	29% - 32%	27%	25%
Risk free interest rate	2.4% - 3.5%	4.2% - 4.9%	4.6% - 4.8%
Expected lives	5 years	5 years	5 years

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

As of June 2, 2009, there was $163,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of .81 years.

SFAS 123 (R) also requires compensation cost to be recognized in connection with the Company’s Employee Stock Purchase Plan (see Employee Stock Purchase Plan described elsewhere in Note E – Capital Stock). Compensation costs related to the Employee Stock Purchase Plan amounted to $59,000, $45,000 and $42,000 respectively during fiscal years 2009, 2008 and 2007.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE F - PENSION PLANS

As discussed more fully under Benefit Plans in Note A – Accounting Policies, the Company sponsors two qualified defined benefit plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The accounting for all three retirement plans is summarized in the following tables.

Effective May 29, 2007 (the last day of fiscal year 2007), the Company adopted Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit pension plans to be recorded as an asset or liability in the consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes a projection of future salary increases. It also requires actuarial gains and losses, prior service costs or credits and transition obligations, if any, that have not yet been recognized to be recorded in Accumulated Other Comprehensive Income (AOCI).

The measurement dates in the following tables are June 2, 2009 and June 3, 2008.

Change in benefit obligation

	(in thousands)
	2009	2008

Projected benefit obligation at beginning of year	$26,068	$26,066
Service cost	1,614	1,584
Interest cost	1,738	1,633
Actuarial loss / (gain)	118	(1,564)
Gross benefits paid	(1,561)	(1,636)
Plan Amendments (a)	(89)	—
Settlements	(441)	(15)

Projected benefit obligation at end of year	$27,447	$26,068

Accumulated benefit obligation at end of year	$23,612	$22,470

(a)	The Pension Protection Act required the basis (mortality table and interest rate) for determining lump sum payments to be changed. The new basis lowered the projected benefit obligation by $89,000.

Change in the plans’ assets

	(in thousands)
	2009	2008

Fair value of plan assets at beginning of year (b)	$26,213	$27,610
Actual return (loss) on plan assets	(5,467)	(761)
Employer contributions (c)	1,000	1,015
Gross benefits paid	(1,561)	(1,636)
Settlements	(441)	(15)

Fair value of plan assets at end of year (b)	$19,744	$26,213

(b)	No portion of plan assets has been invested in shares of the Company’s common stock.
(c)	Employer contributions shown for fiscal year 2008 include $15,000 attributed to the unfunded SERP.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE F - PENSION PLANS (continued)

Funded status at end of year

	(in thousands)
	2009	2008

Fair value of plan assets	$19,744	$26,213
Projected benefit obligations	27,447	26,068

Funded status at end of year	$(7,703)	$145

Amount recognized at end of year	$(7,703)	$145

Funded status recognized in the consolidated balance sheet

	(in thousands)
	2009	2008

Non-current asset	$—	$391
Current liability	—	—
Non-current liability (d)	(7,703)	(246)

	$(7,703)	$145

(d)	Non-current liability for fiscal year 2009 consists of $7,507,000 in underfunding of the two qualified defined benefit pension plans plus $196,000 for the unfunded SERP. Non-current liability for fiscal year 2008 consisted of $58,000 in underfunding for one of the qualified defined benefit pension plans plus $188,000 for the unfunded SERP.

Pretax amounts recognized in accumulated other comprehensive income

	(in thousands)
	2009	2008

Net actuarial loss	$10,097	$2,958
Prior service cost / (credit)	(45)	61

	$10,052	$3,019

The estimated amounts that will be amortized from AOCI into net periodic pension cost in fiscal year 2010 are as follows:

(in thousands)
Actuarial loss	$664
Prior service cost	15

$679

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE F - PENSION PLANS (continued)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at the measurement date were as follows:

	(in thousands)
	2009	2008

Projected benefit obligation at end of year	$27,447	$23,104
Fair value of plan assets at end of year	19,744	22,857

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at the measurement date were as follows:

	(in thousands)
	2009	2008

Projected benefit obligation at end of year	$27,447	$188
Accumulated benefit obligation at end of year	23,612	188
Fair value of plan assets at end of year	19,744	—

Net periodic pension cost components

	(in thousands)
	June 2, 2009	June 3, 2008	May 29, 2007

Service cost	$1,614	$1,585	$1,524
Interest cost	1,738	1,633	1,654
Expected return on plan assets	(2,049)	(2,215)	(1,955)
Amortization of prior service cost	17	17	29
Recognized net actuarial loss	256	217	453
Settlement loss	238	—	5

Net periodic pension cost	$1,814	$1,237	$1,710

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pretax):

	June 2, 2009	June 3, 2008	May 29, 2007
Settlements	$(238)	$—	—
Current year actuarial loss	7,633	1,413	—
Amortization of actuarial loss	(256)	(217)	—
Current year prior service (credit) cost (e)	(89)	—	—
Amortization of prior service cost	(17)	(17)	—

Total recognized in other comprehensive income	$7,033	$1,179	$1,544

Total recognized in net periodic pension cost and other Comprehensive income	$8,847	$2,416	$3,254

(e)	The Pension Protection Act required the basis (mortality table and interest rate) for determining lump sum payments to be changed. The new basis lowered the projected benefit obligation by $89,000.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE F - PENSION PLANS (continued)

Weighted average assumptions

	June 2, 2009	June 3, 2008	May 29, 2007

Discount rate - net periodic pension cost	6.50%	6.00%	6.25%
Discount rate - projected benefit obligation	6.50%	6.50%	6.00%
Rate of compensation increase - net periodic pension cost	4.50%	4.50%	4.50%
Rate of compensation increase - projected benefit obligation	4.00%	4.50%	4.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

The Company determines its discount rate by looking at the plans’ projected benefit payments in the future and matching those to spot rates based on yields of high-grade corporate bonds. A single discount rate is chosen, rounded to the nearest 25 basis points, that produces the same present value as the various spot rates.

To determine the expected return on plan assets, the Company looks at the target asset allocation of the plans’ trust and determines the expected return on each asset class. The expected returns for each asset class are combined and rounded to the nearest 25 basis points to determine the overall expected return on assets. The expected rate of return will remain at 8.0 percent for fiscal year 2010.

The objectives of the committee that sets investment policy for pension assets include holding, protecting and investing the assets prudently. The committee has determined that plan assets should be invested using long-term objectives, since the plan is intended to fund current and future benefits for participants and beneficiaries. Equity securities have provided the highest historical return to investors over extended time horizons. Thus, the bulk of the plans’ assets are targeted to be held in equity securities. Prudent investment strategies also call for a certain portion of the plan assets to be held in fixed return instruments. Although not prohibited from doing so, the committee has chosen not to invest the plan assets in the common stock of the Company.

Target and actual pension plan assets are summarized as follows:

Asset Category

	Target	Actual Allocations
		2009	2008
Equity securities	70%	48%	70%
Fixed income	25%	45%	28%
Cash equivalents	5%	7%	2%

Total	100%	100%	100%

During fiscal year 2009, global equity markets suffered severe declines that caused the actual asset allocation to depart significantly from target allocations. It is the Company’s intention to rebalance the asset portfolio during fiscal year 2010 to more closely match target allocations.

The Company contributes amounts to the two qualified defined benefit pension plans that are sufficient to satisfy legal funding requirements, plus discretionary tax-deductible amounts that may be deemed advisable. Although no contributions are needed to meet minimum legal funding requirements for the year that will end June 1, 2010, discretionary contributions are currently anticipated at a level of $1,300,000. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon the retirement of the participants.

Future funding of the qualified defined benefit pension plans largely depends upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. The recent market volatility that resulted in significant declines in the market values of these securities could have a material adverse effect upon future funding requirements and result in the recognition of much higher net periodic pension costs in future years. Net periodic pension cost for fiscal year 2010 is currently expected to approximate $2,300,000.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE F - PENSION PLANS (continued)

The following estimated future benefit payments for all three plans, which reflect expected future service, as appropriate, are expected to be paid in the fiscal years indicated:

(in thousands)
2010	$2,083
2011	1,282
2012	1,406
2013	1,337
2014	1,483
2015-2019	11,656

Compensation expense (not included in the above tables) relating to the Nondeferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) is equal to the amounts contributed to the Plan—$216,000 in fiscal year 2009, $219,000 in fiscal year 2008 and $308,000 in fiscal year 2007. In addition, the President and Chief Executive officer (CEO) has an employment agreement that calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) when certain levels of annual pretax earnings are achieved. Based on the Company’s pretax earnings, $105,000, zero and $48,000, respectively, was included in the CEO’s incentive compensation for fiscal years 2009, 2008 and 2007.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain highly compensated employees who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In fiscal years 2009, 2008 and 2007, matching contributions to the 401(k) plans amounted to $164,000, $167,000 and $157,000, respectively, while matching contributions to the Executive Savings Plan were $25,000, $26,000 and $24,000, respectively over the same fiscal years.

The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE G - SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	2009	2008	2007
	(in thousands)
Sales
Big Boy	$193,623	$194,156	$188,563
Golden Corral	104,238	105,406	101,371

	$297,861	$299,562	$289,934

Earnings (loss) before income taxes
Big Boy	$19,672	$21,466	$22,834
Opening expense	(585)	(408)	(443)

Total Big Boy	19,087	21,058	22,391

Golden Corral	2,170	63	(123)
Opening expense	—	(229)	(96)
Impairment of long-lived assets	—	(4,660)	—

Total Golden Corral	2,170	(4,826)	(219)

Total restaurant level profit	21,257	16,232	22,172

Administrative expense	(7,654)	(7,086)	(7,484)
Franchise fees and other revenue	1,281	1,278	1,254
Gain on asset sales	1,163	524	250
Litigation settlement	890	—	—

Operating Profit	16,937	10,948	16,192

Interest expense	(2,000)	(2,360)	(2,672)

	$14,937	$8,588	$13,520

Depreciation and amortization
Big Boy	$8,097	$7,996	$7,805
Golden Corral	5,594	6,019	5,839

	$13,691	$14,015	$13,644

Capital expenditures
Big Boy	$14,759	$11,045	$14,867
Golden Corral	3,276	3,601	3,721

	$18,035	$14,646	$18,588

Identifiable assets
Big Boy	$102,886	$94,276	$94,011
Golden Corral	74,090	77,784	85,248

	$176,976	$172,060	$179,259

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $5,527,000, $3,215,000, $3,304,000, $3,316,000 and $131,000 respectively, for fiscal years 2010, 2011, 2012, 2013 and 2014. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

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

On February 4, 2009, the Ohio Supreme Court declined to accept the general contractor’s request for an appeal, which ended the case. On March 4, 2009, the Company received the general contractor’s check for approximately $640,000, representing full and final settlement of all claims. In addition to the cash received, the Company recorded an additional gain of $250,000 to reverse a liability that had represented the general contractor’s claim against the Company for the outstanding contract balance, which was eliminated when the case was resolved.

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

The Company is subject to various other claims and suits that arise from time to time in the ordinary course of business. Management does not currently believe that any ultimate liability to resolve outstanding claims will have a material effect on the Company’s earnings, cash flows or financial position. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes adequate provisions for losses are already included in the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 2, 2009

NOTE H – COMMITMENTS AND CONTINGENCIES (continued)

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

As of June 2, 2009, the Company operated 26 restaurants on non-owned properties. (See Note C – Leased Properties.) Certain of the leases provide for contingent rent payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

These three restaurants pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $4,982,000, $4,985,000 and $4,941,000 respectively, in fiscal years 2009, 2008 and 2007. The amount owed to the Company from these restaurants was $86,000 and $102,000 respectively, as of June 2, 2009 and June 3, 2008. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company, commenced on March 1, 2005. On March 1, 2009, the monthly payment was increased to $18,753 from $18,744 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation approximating $949,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $164,000 is included in current liabilities in the consolidated balance sheet.

QUARTERLY RESULTS (UNAUDITED)

QUARTERLY EARNINGS

	Year Ended June 2, 2009 (Fiscal 2009) (in thousands, except per share data)				Year Ended June 3, 2008 (Fiscal 2008) (in thousands, except per share data)
	Sales	Operating profit	Net earnings	Diluted net earnings per share	Sales	Operating profit (loss)	Net earnings (loss)	Diluted net earnings (loss) per share
1st Quarter	$89,882	$3,652	$2,175	$0.42	$89,526	$4,346	$2,450	$0.47
2nd Quarter	69,093	3,620	2,216	0.43	69,213	3,767	2,168	0.41
3rd Quarter	67,685	5,260	3,410	0.66	66,619	3,547	2,066	0.40
4th Quarter	71,201	4,405	2,920	0.56	74,204	(712)	(738)	(0.14)

Total	$297,861	$16,937	$10,721	$2.08	$299,562	$10,948	$5,946	$1.14

Quarterly earnings per share for Fiscal 2009 do not sum to the earnings per share for the year due to changes throughout the year in the diluted weighted average shares outstanding.

The first quarter of each year contained sixteen weeks. The second and third quarters of each year contained twelve weeks. The fourth quarter of fiscal 2009 contained twelve weeks compared with thirteen weeks in fiscal 2008.

The fourth quarter of fiscal 2008 included an impairment loss of $3,225,000, net of tax, resulting from the determination that three Golden Corral restaurants had impaired assets.

The fourth quarters of fiscal 2009 and fiscal 2008 include credits to income tax expense of $90,000 and $120,000 respectively, to reflect the actual effective tax rate for the years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Effectiveness of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 2, 2009, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s annual report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act rules 240.13a-15 or 240.15d-15) during the fourth quarter ended June 2, 2009 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9A(T). Controls and Procedures

Not applicable.

Item 9B. Other Information

None.

PART III

(Items 10 through 13)

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. The Code of Ethics is available on the Company’s web site at www.frischs.com in the “Investor Relations” section under “Corporate Governance.” To receive a printed copy of the Code of Ethics at no cost, please contact Donald H. Walker, Chief Financial Officer, Frisch’s Restaurants, Inc. 2800 Gilbert Avenue, Cincinnati, Ohio 45206 – 1206. Email requests may be made to cfo@frischs.com. Also, any amendments to or waivers from the Code of Ethics will be disclosed on the Company’s web site within five business days following the date of amendment or waiver. There were no waivers of the Code of Ethics during the fiscal year ended June 2, 2009.

The information required by this item regarding executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

All other information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item not otherwise disclosed below is incorporated by reference to the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders.

Equity Compensation Plan Information

as of June 2, 2009

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:

1993 Stock Option Plan	271,481	$18.19	—

2003 Stock Option and Incentive Plan	171,755	$25.27	617,250

Total	443,236	$20.93	617,250

Equity compensation plans not approved by security holders:

Executive Savings Plan (1)			40,968

Senior Executive Bonus Plan (2)

CEO Employment Agreement (3)

Total	443,236	$20.93	658,218

(1)	Frisch’s Executive Savings Plan

The Frisch’s Executive Savings Plan (FESP) was established in November 1993, to provide a means for certain management employees who are disqualified from participating in the Frisch’s Employee 401(k) Savings Plan, to participate in a similarly designed non-qualified plan. Under the FESP, an eligible employee may choose to defer up to 25 percent of his or her salary, which may be invested in mutual funds or in Common Stock of the Company. For employees who choose to invest in the Company’s Common Stock, the Company adds a fifteen percent matching contribution of Common Stock to the employee’s account, but only on the first ten percent of salary deferred. Upon an employee’s retirement, the Company has the option to issue to the employee the shares of Common Stock allocated to that employee or to pay to the employee the fair market value of the Common Stock allocated to him or her in cash. A reserve of 58,492 shares of Common Stock (as adjusted for changes in capitalization in earlier years) was established for issuances under the FESP when it was established in 1993. Since its inception, participants have cumulatively redeemed 17,524 shares through June 2, 2009. The current reserve balance of 40,968 shares contains 9,307 shares (including 2,936 shares allocated during the year ended June 2, 2009) that have been allocated but not issued to active plan participants.

(2)	Senior Executive Bonus Plan

Under the Company’s Senior Executive Bonus Plan effective June 2, 2003, certain executive officers and other key employees are entitled to earn annual bonuses of up to 40 percent of their annual salary. Each employee’s bonus is determined by a formula that takes into account (1) the extent to which the individual’s performance goals established prior to the beginning of the fiscal year are met, and (2) the Company’s pre-tax consolidated earnings for the fiscal year, as a percentage of total revenue (adjusted to exclude certain revenue, if any, not related to the Company’s food service operations). No incentive bonus is paid to any eligible employees unless pre-tax consolidated earnings of the Company are at least four percent of revenues. In order to receive the maximum bonus permissible under the plan, an employee must fully meet his or her individual performance goals and pre-tax consolidated earnings of the Company must equal or exceed seven percent of revenues. Of the total bonus earned by each employee, ten percent is paid in shares of the Company’s Common Stock and the remainder is paid in cash. For the fiscal year ended June 2, 2009, 780 shares of Common Stock were issued to employees pursuant to the plan. If all eligible employees under the Senior Executive Bonus Plan had earned their maximum bonus during the year ended June 2, 2009, 1,810 shares of Common Stock would have been issued.

(3)	CEO Employment Agreement

During the fiscal year ended June 2, 2009, Craig F. Maier, President and Chief Executive Officer, was employed by the Company pursuant to a three-year employment agreement effective May 31, 2006. The agreement provides that the Company will pay Mr. Maier incentive compensation for each fiscal year that the Company’s pre-tax earnings (before deducting his incentive compensation and expense recognized for stock based compensation) equal or exceed four percent of the Company’s total revenue. The incentive compensation will be equal to (a) one and one half percent of the Company’s pre-tax earnings if in such year pre-tax earnings equal or exceed four percent (but are less than five percent) of the Company’s total revenue, and (b) an additional one percent of the Company’s pre-tax earnings if in such year the Company’s pre-tax earnings equal or exceed five percent of the Company’s total revenue. However, the incentive compensation will be reduced to the extent that the payment of the incentive compensation would reduce the Company’s pre-tax earnings to below four percent of the Company’s total revenue. Incentive compensation is paid 90 percent in cash and ten percent in Common Stock. For the fiscal year ended June 2, 2009, 1,747 shares of common stock were issued to Mr. Maier, representing ten percent of the incentive compensation that he earned.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders.

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

Report of Independent Registered Public Accounting Firm (on Financial Statements)

Report of Independent Registered Public Accounting Firm (on Management’s Assessment of Internal Control over Financial Statements)

Consolidated Balance Sheet – June 2, 2009 and June 3, 2008

Consolidated Statement of Earnings – Three fiscal years ended June 2, 2009

Consolidated Statement of Cash Flows – Three fiscal years ended June 2, 2009

Consolidated Statement of Shareholders’ Equity – Three fiscal years ended June 2, 2009

Notes to Consolidated Financial Statements – Three fiscal years ended June 2, 2009

2.	Financial Statement Schedules

Financial statement schedules are not applicable or are not required under the related instructions or the information is included in the financial statements or the notes to the financial statements.

3.	Exhibits

3.1	Third Amended Articles of Incorporation, filed as Exhibit (3) (a) to the Registrant’s Form 10-K Annual Report for 1993, is incorporated herein by reference.

3.2	Amended and Restated Code of Regulations effective October 2, 2006, filed as Exhibit A to the Registrant’s Definitive Proxy Statement dated September 1, 2006, is incorporated herein by reference.

10.1	Intellectual Property Use and Noncompete Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, filed as Exhibit 10 (a) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, is incorporated herein by reference.

10.2	Transfer Agreement between the Registrant and Liggett Restaurant Enterprises LLC (now known as Big Boy Restaurants International, LLC) dated January 8, 2001, filed as Exhibit 10 (b) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2001, is incorporated herein by reference.

10.3	Agreement Regarding Use of Trademarks between the Registrant and Big Boy Restaurants International, LLC dated November 7, 2007, filed as Exhibit 10 (c) to the Registrant’s Form 10-Q Quarterly Report for December 11, 2007, is incorporated herein by reference.

10.4	First Amended and Restated Loan Agreement (Golden Corral Construction Facility) between the Registrant and US Bank NA effective October 15, 2004, filed as Exhibit 10 (c) 1 to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference.

10.5	Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA effective October 15, 2004, filed as Exhibit 10 (c) 2 to the Registrant’s Form 10-Q Quarterly Report for September 19, 2004, is incorporated herein by reference.

10.6	Amendment No. 1 to First Amended and Restated Loan Agreement (Golden Corral Construction Facility) (see Exhibit 10.4 above) between the Registrant and US Bank NA effective September 27, 2005, filed as Exhibit 10 (d) 1) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference.

10.7	Amendment No. 1 to Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) (see Exhibit 10.5 above) between the Registrant and US Bank NA effective September 27, 2005, filed as Exhibit 10 (d) 2) to the Registrant’s Form 10-Q Quarterly Report for September 18, 2005, is incorporated herein by reference.

10.8	Amendment No. 2 to First Amended and Restated Loan Agreement (Golden Corral Construction Facility) (see Exhibits 10.4 and 10.6 above) between the Registrant and US Bank, NA effective December 3, 2007, filed as Exhibit 10 (f) 1) to the Registrant’s Form 10-Q Quarterly Report for December 11, 2007, is incorporated herein by reference.

10.9	Amendment No. 3 to Second Amended and Restated Loan Agreement (Revolving and Bullet Loans) (see Exhibits 10.5 and 10.7 above) between the Registrant and US Bank, NA effective December 3, 2007, filed as Exhibit 10 (f) 2) to the Registrant’s Form 10-Q Quarterly Report for December 11, 2007, is incorporated herein by reference.

10.10	Area Development Agreement, Termination Agreement and Addendum effective July 20, 2004 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit 10 (f) to the Registrant’s Form 10-K Annual Report for 2004, is incorporated herein by reference.

10.11	Second Amendment to Area Development Agreement (see Exhibit 10.10 above) effective April 3, 2008 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2008, is incorporated herein by reference.

10.12	Agreement to Purchase Stock between the Registrant and Frisch West Chester, Inc. dated June 1, 1988, filed as Exhibit 10 (f) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10.13	Agreement to Purchase Stock between the Registrant and Frisch Hamilton West, Inc. dated February 19, 1988, filed as Exhibit 10 (g) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10.14	Employment Agreement between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 14, 2006, is incorporated herein by reference. *

10.15	First Amendment to the Employment Agreement (see Exhibit 10.14 above) between the Registrant and Craig F. Maier effective May 28, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10.16	Employment Agreement between the Registrant and Craig F. Maier effective June 3, 2009, dated April 10, 2009, filed as Exhibit 10.16 to the Registrant’s Form 10-Q Quarterly Report for March 10, 2009, is incorporated herein by reference. *

10.17	Frisch’s Executive Retirement Plan (SERP) effective June 1, 1994, filed as Exhibit 10 (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10.18	Amendment No. 1 to Frisch’s Executive Retirement Plan (SERP) (see Exhibit 10.17 above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10.19	2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10.20	Amendment No. 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10.19 above) effective September 26, 2006, filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference. *

10.21	Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.19 and 10.20 above) effective December 19, 2006, filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10.22	Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.19, 10.20 and 10.21 above) adopted October 7, 2008, filed as Exhibit 10.21 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.23	Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.19, 10.20, 10.21 and 10.22 above), filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference. *

10.24	Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10.25	Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10.24 above) effective December 19, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10.26	Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10.27	Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit 10 (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10.28	First Amendment to Change of Control Agreement (see Exhibit 10.27 above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10.29	Second Amendment to Change of Control Agreement (see Exhibits 10.27 and 10.28 above) between the Registrant and Craig F. Maier dated October 7, 2008, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated October 7, 2008, is incorporated herein by reference. *

10.30	Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit 10 (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Rinzy J. Nocero, Karen F. Maier, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley, Michael R. Everett, Ronnie A. Peters, William L. Harvey and certain other “highly compensated employees” (Grantors). *

10.31	First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10.30 above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10.32	Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit 10 (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10.33	Non-Qualified Deferred Compensation Plan, Basic Plan Document to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008 (also see Exhibits 10.34, 10.35 and 10.36), filed as Exhibit 10.32 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.34	Non-Qualified Deferred Compensation Plan, Adoption Agreement (Stock) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008 (also see Exhibits 10.33, 10.35 and 10.36), filed as Exhibit 10.33 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.35	Non-Qualified Deferred Compensation Plan, Adoption Agreement (Mutual Funds) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008 (also see Exhibits 10.33, 10.34 and 10.36), filed as Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.36	Non-Qualified Deferred Compensation Plan, Adoption Agreement to Restate Frisch’s Executive Savings Plan (FESP) effective July 1, 2009 (also see Exhibits 10.33, 10.34 and 10.35), is filed herewith.*

* Denotes management contract or compensatory plan or agreement

14	Code of Ethics for Chief Executive Officer and Financial Professionals, filed as Exhibit 14 to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

21	Subsidiaries of the Registrant is filed herewith.

23	Consent of Grant Thornton LLP is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to rule 13a -14(a) is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to rule 13a - 14(a) is filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(Registrant)

By	/s/ Donald H. Walker	July 23, 2009
	Donald H. Walker	Date
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel W. Geeding	Chairman of the Board Director	July 24, 2009
Daniel W. Geeding

/s/ Craig F. Maier	President and Chief Executive Officer Director	July 30, 2009
Craig F. Maier

/s/ Dale P. Brown	Director	July 26, 2009
Dale P. Brown

/s/ RJ Dourney	Director	July 25, 2009
RJ Dourney

/s/ Lorrence T. Kellar	Director	July 24, 2009
Lorrence T. Kellar

/s/ Blanche F. Maier	Director	July 29, 2009
Blanche F. Maier

/s/ Karen F. Maier	Director	July 29, 2009
Karen F. Maier

/s/ Jerome P. Montopoli	Director	July 24, 2009
Jerome P. Montopoli

/s/ William J. Reik, Jr.	Director	July 27, 2009
William J. Reik, Jr.