Form 10-Q
period 2009-09-22
FRISCHS RESTAURANTS INC
filed 2009-10-29
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 22, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 5,107,058 shares outstanding of the issuer’s no par common stock, as of September 21, 2009.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Sixteen Weeks Ended
	September 22, 2009	September 23, 2008

Sales	$88,982,102	$89,881,631

Cost of sales
Food and paper	30,273,962	33,273,371
Payroll and related	29,704,600	29,597,002
Other operating costs	20,017,149	20,437,920

	79,995,711	83,308,293

Gross profit	8,986,391	6,573,338

Administrative and advertising	4,454,390	4,438,372
Franchise fees and other revenue	(392,259)	(400,651)
Gains on sale of assets	—	(1,115,910)

Operating profit	4,924,260	3,651,527

Interest expense	531,595	588,467

Earnings before income taxes	4,392,665	3,063,060

Income taxes	1,405,000	888,000

Net Earnings	$2,987,665	$2,175,060

Earnings per share (EPS) of common stock:

Basic net earnings per share	$.59	$.43

Diluted net earnings per share	$.57	$.42

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	September 22, 2009	June 2, 2009
	(unaudited)
Current Assets
Cash and equivalents	$1,964,647	$898,779
Trade and other receivables	1,405,128	1,549,226
Inventories	5,007,120	6,531,127
Prepaid expenses and sundry deposits	1,704,250	891,176
Prepaid and deferred income taxes	1,531,548	1,588,721

Total current assets	11,612,693	11,459,029

Property and Equipment
Land and improvements	72,680,204	71,247,614
Buildings	96,418,392	95,057,324
Equipment and fixtures	92,414,848	91,137,232
Leasehold improvements and buildings on leased land	24,230,797	24,561,228
Capitalized leases	1,558,209	1,558,209
Construction in progress	6,398,101	3,424,332

	293,700,551	286,985,939
Less accumulated depreciation and amortization	132,769,439	129,348,004

Net property and equipment	160,931,112	157,637,935

Other Assets
Goodwill	740,644	740,644
Other intangible assets	781,324	806,903
Investments in land	893,171	691,834
Property held for sale	2,751,532	2,526,176
Deferred income taxes	1,900,741	1,662,888
Other	1,741,746	1,450,539

Total other assets	8,809,158	7,878,984

Total assets	$181,352,963	$176,975,948

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 22, 2009 (unaudited)	June 2, 2009
Current Liabilities
Long-term obligations due within one year
Long-term debt	$8,228,569	$7,740,616
Obligations under capitalized leases	230,204	239,461
Self insurance	453,130	396,001
Accounts payable	10,620,251	8,038,418
Accrued expenses	8,545,796	11,555,028
Income taxes	94,609	41,567

Total current liabilities	28,172,559	28,011,091

Long-Term Obligations
Long-term debt	23,310,397	21,961,677
Obligations under capitalized leases	341,612	397,626
Self insurance	788,084	727,997
Underfunded pension obligation	7,921,323	7,507,375
Deferred compensation and other	4,297,878	3,993,038

Total long-term obligations	36,659,294	34,587,713

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,585,764 and 7,582,347 shares - stated value - $1	7,585,764	7,582,347
Additional contributed capital	64,925,529	64,721,328

	72,511,293	72,303,675

Accumulated other comprehensive loss	(6,457,563)	(6,634,422)
Retained earnings	84,018,221	82,306,488

	77,560,658	75,672,066

Less cost of treasury stock (2,478,706 and 2,482,233 shares)	(33,550,841)	(33,598,597)

Total shareholders’ equity	116,521,110	114,377,144

Total liabilities and shareholders’ equity	$181,352,963	$176,975,948

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Sixteen weeks ended September 22, 2009 and September 23, 2008

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total

Balance at June 3, 2008	$7,580,263	$64,451,899	$(1,992,515)	$74,034,980	$(33,359,781)	$110,714,846

Net earnings for sixteen weeks	—	—	—	2,175,060	—	2,175,060
Other comprehensive income, net of tax	—	—	55,366	—	—	55,366
Stock options exercised - treasury shares re-issued	—	(5,210)	—	—	13,520	8,310
Excess tax benefit from stock - based compensation	—	4,907	—	—	—	4,907
Treasury shares acquired	—	—	—	—	(92,532)	(92,532)
Treasury shares re-issued	—	4,048	—	—	4,136	8,184
Stock-based compensation expense	—	77,539	—	—	—	77,539
Cash dividends - $.24 per share	—	—	—	(1,225,821)	—	(1,225,821)

Balance at September 23, 2008	7,580,263	64,533,183	(1,937,149)	74,984,219	(33,434,657)	111,725,859

Net earnings for thirty-six weeks	—	—	—	8,545,795	—	8,545,795
Other comprehensive loss, net of tax	—	—	(4,697,273)	—	—	(4,697,273)
Stock options exercised - new shares issued	2,084	29,377	—	—	—	31,461
Excess tax benefit from stock - based compensation	—	6,853	—	—	—	6,853
Stock-based compensation expense	—	171,330	—	—	—	171,330
Treasury shares acquired	—	—	—	—	(163,940)	(163,940)
Employee stock purchase plan	—	(19,415)	—	—	—	(19,415)
Cash dividends - $.24 per share	—	—	—	(1,223,526)	—	(1,223,526)

Balance at June 2, 2009	7,582,347	64,721,328	(6,634,422)	82,306,488	(33,598,597)	114,377,144

Net earnings for sixteen weeks	—	—	—	2,987,665	—	2,987,665
Other comprehensive income, net of tax	—	—	176,859	—	—	176,859
Stock options exercised - new shares issued	3,417	80,449	—	—	—	83,866
Stock options exercised - treasury shares re-issued	—	(3,480)	—	—	13,540	10,060
Excess tax benefit from stock - based compensation	—	6,144	—	—	—	6,144
Other treasury shares re-issued	—	40,557	—	—	34,216	74,773
Stock based compensation expense	—	80,531	—	—	—	80,531
Cash dividends - $.25 per share	—	—	—	(1,275,932)	—	(1,275,932)

Balance at September 22, 2009	$7,585,764	$64,925,529	$(6,457,563)	$84,018,221	$(33,550,841)	$116,521,110

Comprehensive income:	Sixteen weeks ended September 22, 2009	Thirty-seven weeks ended June 2, 2009	Sixteen weeks ended September 23, 2008
Net earnings for the period	$2,987,665	$8,545,795	$2,175,060
Change in defined benefit pension plans, net of tax	176,859	(4,697,273)	55,366

Comprehensive income	$3,164,524	$3,848,522	$2,230,426

The accompanying notes are an integral part of these statements.

Frisch’ s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Sixteen weeks ended September 22, 2009 and September 23, 2008

(unaudited)

	September 22,	September 23,
	2009	2008

Cash flows provided by (used in) operating activities:
Net earnings	$2,987,665	$2,175,060
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	4,220,961	4,085,323
Loss (gain) on disposition of assets, net of abandonments	71,705	(1,038,288)
Pension plans - expense recognized from accumulated other comprehensive income	267,967	83,884
Stock based compensation expense	80,531	77,539

	7,628,829	5,383,518

Changes in assets and liabilities:
Accounts receivable	144,098	(67,842)
Inventories	1,005,885	(97,776)
Prepaid expenses and sundry deposits	(813,074)	(411,790)
Other assets	25,580	(27,578)
Prepaid, accrued and deferred income taxes	(212,603)	(60,867)
Excess tax benefit from stock based compensation	(6,144)	(4,907)
Accounts payable	1,917,915	(1,165)
Accrued expenses	(3,009,232)	(227,140)
Self insured obligations	117,216	26,418
Underfunded pensin obligation	413,948	351,042
Deferred compensation and other liabilities	304,840	(132,544)

	(111,571)	(654,149)

Net cash provided by operating activities	7,517,258	4,729,369

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(7,508,829)	(7,594,787)
Proceeds from disposition of property	14,415	1,581,037
Change in other assets	(291,207)	182,602

Net cash (used in) investing activities	(7,785,621)	(5,831,148)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	4,000,000	5,000,000
Payment of long-term debt and capital lease obligations	(2,228,597)	(2,519,266)
Cash dividends paid	(612,014)	(612,929)
Proceeds from stock options exercised - new shares issued	83,866	—
Proceeds from stock options exercised - treasury shares re-issued	10,060	8,310
Excess tax benefit from stock based compensation	6,144	4,907
Treasury shares acquired	—	(92,532)
Treasury shares re-issued	74,772	8,184

Net cash provided by financing activities	1,334,231	1,796,674

Net increase in cash and equivalents	1,065,868	694,895
Cash and equivalents at beginning of year	898,779	801,297

Cash and equivalents at end of quarter	$1,964,647	$1,496,192

Supplemental disclosures:
Interest paid	$479,741	$527,608
Income taxes paid	1,674,803	948,869
Income tax refunds received	57,201	—
Dividends declared but not paid	663,918	612,892

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

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

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, the additional week needed to make a 53 week year is added to the fourth quarter, resulting in a thirteen week fourth quarter. The current fiscal year will end on Tuesday, June 1, 2010 (fiscal year 2010), a period of 52 weeks. The year ended June 2, 2009 (fiscal year 2009) was also a 52 week year.

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

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Funds in transit from credit card processors are classified as cash. Highly liquid investments with original maturities of three months or less are considered as cash equivalents.

Receivables

Trade notes and accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of September 22, 2009 and June 2, 2009. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

Inventories

Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.

Accounting for Rebates

Cash consideration received from certain food vendors is treated as a reduction of cost of sales and is recognized in the same periods in which the rebates are earned.

Leases

Minimum scheduled lease payments on operating leases, including escalating rental payments, are recognized as rent expense on a straight-line basis over the term of the lease. Under certain circumstances, the lease term used to calculate straight-line rent expense includes option periods that have yet to be legally exercised. Contingent rentals, typically based on a percentage of restaurant sales in excess of a fixed amount, are expensed as incurred. Rent expense is also recognized during that part of the lease term when no rent is paid to the landlord, often referred to as a “rent holiday,” that generally occurs while a restaurant is being constructed on leased land. The Company does not typically receive leasehold incentives from landlords.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from ten to 25 years for new buildings or components thereof and five to ten years for equipment. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term. Property betterments are capitalized while the cost of maintenance and repairs is expensed as incurred.

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. As of September 22, 2009, two restaurant buildings were under construction on land owned by the Company, with estimated costs of approximately $571,000 remaining to complete the projects. The cost of land for two additional sites on which construction had yet to begin was also included in construction in progress. Other contracts that had been entered before September 22, 2009 to acquire sites for future development were cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the contracts.

Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for the sixteen weeks ended September 22, 2009 and September 23, 2008 was $35,000 and $43,000, respectively.

Five Big Boy restaurant facilities, which had been occupied under month-to-month arrangements until litigation was resolved, were acquired on September 1, 2009 for the total sum of $4,000,000. (See Note C – Leased Property. Also see Litigation in Note H – Commitments and Contingencies.)

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE A – ACCOUNTING POLICIES (CONTINUED)

The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet. Surplus property that is no longer needed by the Company, including two former Big Boy restaurants (one that ceased operations near the end of fiscal year 2008 and the other near the end of fiscal year 2009), is classified as “Property held for sale” in the consolidated balance sheet. All of the surplus property is stated at net realizable value. Market values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment.

Costs incurred during the application development stage of computer software that is developed or obtained for internal use is capitalized, while the costs of the preliminary project stage are expensed as incurred, along with certain other costs such as training. Capitalized computer software is amortized on the straight-line method over the estimated service lives, which range from three to ten years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining service life.

Impairment of Long-Lived Assets

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment of assets. Carrying values are tested for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable from the estimated future cash flows expected to result from the use and eventual disposition of the property. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the greater of the net present value of the future cash flow stream or a floor value. Floor values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment as developed through its experience in disposing of unprofitable restaurant properties.

No impairment losses were recognized during either of the sixteen weeks ended September 22, 2009 or September 23, 2008. Three Golden Corral restaurants that were determined to be impaired in fiscal year 2008 remain in operation.

Restaurant Closing Costs

Any liabilities associated with exit or disposal activities are recognized only when the liabilities are incurred, rather than upon the commitment to an exit or disposal plan. Conditional obligations that meet the definition of an asset retirement obligation are currently recognized if fair value is reasonably estimable.

The carrying values of closed restaurant properties that are held for sale are reduced to estimated net realizable value in accordance with the accounting policy for impairment of long-lived assets (see above). When leased restaurant properties are closed, a provision is made equal to the present value of remaining non-cancellable lease payments after the closing date, net of estimated subtenant income. The carrying values of leasehold improvements are also reduced in accordance with the accounting policy for impairment of long-lived assets.

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of September 22, 2009 and June 2, 2009, the carrying amount of goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded if impairment is determined to have occurred.

Other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company has opened (finite useful lives are subject to amortization) or has the right to open (yet to be determined useful lives are not subject to amortization). Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15 year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, which equates to $85,000 per year in each of the next five years for the 35 Golden Corral restaurants that were in operation as of September 22, 2009, net of three impaired Golden Corral restaurants (see below). Amortization was $26,000 in each of the sixteen weeks ended September 22, 2009 and September 23, 2008.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Other intangible assets are tested annually for impairment and whenever an impairment indicator arises. The remainder of unamortized initial franchise fees associated with three impaired Golden Corral restaurants (see Impairment of Assets elsewhere in Note A – Accounting Policies) were written-off in fiscal year 2008. The three restaurants remain in operation.

Miscellaneous other intangible assets are not currently being amortized because these assets have indefinite or yet to be determined useful lives. An analysis of other intangible assets follows:

	September 22, 2009	June 2, 2009
	(in thousands)

Golden Corral initial franchise fees subject to amortization	$1,280	$1,280
Less accumulated amortization	(606)	(579)

Carrying amount of Golden Corral initial franchise fees subject to amortization	674	701

Current portion of Golden Corral initial franchise fees subject to amortization	(85)	(85)

Golden Corral fees not yet subject to amortization	135	135

Other intangible assets not subject to amortization	57	56

Total other intangible assets	$781	$807

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

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE A – ACCOUNTING POLICIES (CONTINUED)

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to expense as incurred:

	Sixteen weeks ended
	September 22, 2009	September 23, 2008
	(in thousands)

Big Boy	$14	$329
Golden Corral	—	—

	$14	$329

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE A – ACCOUNTING POLICIES (CONTINUED)

The executive officers of the Company and certain other “highly compensated employees” (HCE’s) are disqualified from participation in the Salaried Savings Plan. A non-qualified savings plan – Frisch’s Executive Savings Plan (FESP) – provides a means by which the HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s compensation into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first ten percent of salary deferred at a rate of ten percent for deferrals into mutual funds, while a fifteen percent match is added to deferrals into the Company’s common stock. HCE’s hired after June 30, 2009 receive a 100 percent matching contribution from the Company on the first three percent of compensation deferred into either mutual funds or common stock.

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

Effective January 1, 2000, a Nondeferred Cash Balance Plan was adopted to provide comparable retirement type benefits to the HCE’s in lieu of future accruals under the Salaried Pension Plan and the SERP. The comparable benefit amount is determined each year and converted to a lump sum (reported as W-2 compensation) from which taxes are withheld and the net amount is deposited into the HCE’s individual trust account (see Note E – Pension Plans).

FESP assets are the principal components of “Other long-term assets” in the consolidated balance sheet, along with the value, if any, of pension plan assets in excess of projected benefit obligations (see Note E – Pension Plans).

Self-Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Active claims management and post accident drug testing in recent years have effected vast improvements in claims experience. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance liabilities as deemed appropriate based on claims experience. During the sixteen weeks ended September 22, 2009, self insurance liabilities were increased $209,000 (charged to expense). No adjustment to self-insurance liabilities was necessary during the sixteen weeks ended September 23, 2008.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE A – ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

“The FASB Accounting Standard Codification and Hierarchy of Generally Accepted Accounting Principles” (FASB Accounting Standards Codification) is effective for all interim and annual periods ending after September 15, 2009. It was issued to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied in the preparation of financial statements that conform with generally accepted accounting principles in the United States of America (GAAP). As a result, legacy references to previously issued authoritative accounting literature have not been used in the preparation of the financial statements contained herein for the sixteen weeks ended September 22, 2009.

“Fair Value Measurements and Disclosures”, FASB Accounting Standards Codification Topic 820 (Topic 820), clarifies the definition of fair value, provides a framework for the measurement of fair value, and expands disclosure requirements about fair value measurements. Topic 820 was effective for fiscal years that begin after November 15, 2007 (fiscal year 2009) for financial assets and liabilities. Its adoption on June 4, 2008 had no material effect on the Company’s financial position or results of operations. The effective date of Topic 820 for non-financial assets and non-financial liabilities is for fiscal years that begin after November 15, 2008 (fiscal year 2010). Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. Its adoption on June 3, 2009 had no material effect on the Company’s financial position or results of operations.

“Subsequent Events”, FASB Accounting Standards Codification Topic 855 (Topic 855), establishes general standards of accounting for and disclosure of events occurring subsequent to the date of the balance sheet, but before financial statements are issued. Topic 855 is applicable to the Company’s interim and annual periods that end after June 15, 2009. The Company evaluated all transactions that occurred after September 22, 2009 but before the date of the financial statements contained herein were issued for potential application. The evaluation determined that no material recognizable subsequent events had occurred.

“Employers’ Disclosure about Post Retirement Benefit Plan Assets”, FASB Accounting Standards Codification Topic 715-20 (Topic 715-20), requires expanded disclosures about plan assets in an employer’s defined benefit pension or other post retirement plan. The expanded disclosures require information to be provided on how investment decisions are made, the major categories of plan assets, input and valuation techniques used to measure fair value of plan assets, and concentrations of risk with plan assets. The Company will report the expanded disclosures required by Topic 715-20 in its annual financial statements for the period ending June 1, 2010.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE B – LONG-TERM DEBT

	September 22, 2009		June 2, 2009
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$—	$—	$1,000
Term Loans	6,843	20,156	6,851	20,962
Revolving Credit Agreement -
Revolving Loan	—	—	—	—
2007 Term Loan (former Bullet Loan)	540	—	890	—
2009 Term Loan	846	3,154	—	—

	$8,229	$23,310	$7,741	$21,962

The portion payable after one year matures as follows:

	September 22, 2009	June 2, 2009
	(in thousands)
Period ending in 2011	$7,323	$7,424
2012	6,030	5,119
2013	4,545	3,848
2014	2,915	2,808
2015	1,880	1,894
Subsequent to 2015	617	869

	$23,310	$21,962

The Company has two loan agreements in place with the same lending institution, under which the Company may not assume or permit to exist any other indebtedness. Both of these loan agreements were amended and restated in September 2009.

The Construction Draw Facility (the Facility) is an unsecured draw credit line intended to finance new restaurant construction. The September 2009 amendment increased the amount available to be borrowed from $4,500,000 to $8,000,000. Unless extended, the Facility is currently scheduled to expire October 21, 2010.

The Facility is subject to a commitment fee equal to ..25 percent of the amount available to be borrowed. Under the terms of the Facility, funds borrowed are initially governed as a Construction Phase Loan, with interest determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Within six months of the completion and opening of each restaurant, the balance outstanding under each Construction Phase Loan must be converted to a Term Loan. Outstanding balances of loans initiated prior to September 2007 had to be converted with an amortization period not to exceed seven years. Loans initiated in or after September 2007 may be converted with amortization periods of up to twelve years. For any Term Loan converted with an amortization period of less than twelve years, a one-time option is available during the chosen term to extend the amortization period up to twelve years. Upon conversion to an amortizing Term Loan, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE B – LONG-TERM DEBT (CONTINUED)

As of September 22, 2009, the aggregate outstanding balance under the Facility was $26,999,000, which consisted entirely of Term Loans. There was no balance in the Construction Phase awaiting conversion. Since the inception of the Facility, fourteen of the Term Loans ($34,000,000 out of $84,500,000 in original notes) had been retired as of September 22, 2009. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.06 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $736,000, expiring in various periods currently ranging from October 2009 through August 2016. Prepayments of the existing Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. The September 2009 amendment to the Facility added a breakfunding provision. For Term Loans initiated after September 2009, the Company has been granted the option at the time of conversion to include a small premium over the otherwise applicable fixed interest rate in exchange for the right to prepay in whole or in part at any time without incurring a prepayment fee. Unless the Facility is extended, any outstanding amount in the Construction Phase that has not been converted into a Term Loan on October 21, 2010 shall mature and be payable in full at that time.

The Revolving Credit Agreement affords the Company with three separate loans. Its primary function is to provide an unsecured Revolving Loan that allows for borrowing of up to $5,000,000 to fund temporary working capital needs through October 21, 2010, unless extended. The Revolving Loan, none of which was outstanding as of September 22, 2009, will mature and be payable in full October 21, 2010, unless extended. It is also subject to a 30 consecutive day out-of-debt period each fiscal year. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is subject to a .25 percent unused commitment fee.

The 2007 Term Loan (a Bullet Loan prior to March 15, 2007) requires 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate. The final payment is due March 15, 2010. The 2007 Term Loan is secured by mortgages that encumber the real property of two Golden Corral restaurants that have an approximate book value of $3,931,000 as of September 22, 2009.

The 2009 Term Loan was borrowed in September 2009 to fund the acquisition of five Big Boy restaurants from the landlord of the facilities. (See Note C – Leased Property. Also see Litigation in Note H – Commitments and Contingencies.) The 2009 Term Loan requires 48 monthly installments of $89,459 including principal and interest at a fixed 3.47 percent rate. The final payment is due October 21, 2013. The 2009 Term Loan is unsecured.

Both the Construction Draw Facility and the Revolving Credit Agreement contain covenants relating to cash flows, debt levels, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of September 22, 2009. Compensating balances are not required by either of these loan agreements.

The fair values of the fixed rate Term Loans within the Construction Draw Facility as shown in the following table are based on fixed rates that would be available at September 22, 2009 if the loans could be refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of all other long-term debt approximates its fair value.

	Carrying Value	Fair Value

Terms Loans under Construction Draw Facility	$26,999,000	$28,263,000

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE C – LEASED PROPERTY

The Company’s policy is to own its restaurant locations whenever possible, however, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to twenty years, and/or have favorable purchase options. As of September 22, 2009, 23 restaurants were in operation on non-owned premises. All of the 23 leases are operating leases, of which sixteen are for Big Boy operations and seven are for Golden Corral operations.

Five Big Boy restaurant facilities, which had been occupied under month-to-month arrangements, were acquired from the landlord on September 1, 2009 for the total sum of $4,000,000. The purchase prices had been the subject of litigation (see Litigation in Note H – Commitments and Contingencies). Residual value guarantees on the five leases aggregating $2,101,000 were retired as a result of the acquisitions. The guarantees had been included as a current liability in the consolidated balance sheet as of June 2, 2009.

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

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	September 22, 2009	June 2, 2009
	(in thousands)
Delivery and other equipment	$1,558	$1,558
Less accumulated amortization	(1,057)	(998)

	$501	$560

Rent expense under operating leases (including the month-to-month arrangements through September 1, 2009) for the sixteen weeks ended:

	September 22, 2009	September 23, 2008
	(in thousands)
Minimum rentals	$685	$733
Contingent payments	10	12

	$695	$745

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE C – LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases are summarized below:

Period ending September 22,	Capitalized leases	Operating leases
	(in thousands)
2010	$268	$1,583
2011	251	1,502
2012	108	1,434
2013	—	1,371
2014	—	1,385
2015 to 2027	—	11,599

Total	627	$18,874

Amount representing interest	(55)

Present value of obligations	572
Portion due within one-year	(230)

Long-term obligations	$342

NOTE D – CAPITAL STOCK

The Company has two equity compensation plans adopted respectively in 1993 and 2003.

2003 Stock Option and Incentive Plan

Shareholders approved the 2003 Stock Option and Incentive Plan ((the 2003 Incentive Plan) or (Plan)) in October 2003. The 2003 Incentive Plan provides for several forms of awards including stock options, stock appreciation rights, stock awards including restricted and unrestricted awards of stock, and performance awards. The Board of Directors adopted certain amendments in December 2006 to bring the Plan into compliance with the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code (IRC). Further amendments were adopted in October 2008 to meet final regulations relating to Section 409A of the IRC.

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

First Quarter Fiscal 2010, Ended September 22, 2009

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

As of September 22, 2009, options to purchase 269,250 shares had been cumulatively granted under the Plan, including 20,000 that belong to the President and Chief Executive Officer (CEO). The outstanding options belonging to the CEO vested six months from the date of grant. Outstanding options granted to other key employees vest in three equal annual installments, while outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. Beginning in October 2009, options granted to the CEO pursuant to the terms of his employment agreement will vest one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

As of September 22, 2009, 566,500 shares remain available to be optioned, including 35,750 shares granted that were subsequently forfeited, which are again available to be granted in accordance with the “Re-use of Shares” provision of the Plan. There were 219,088 options outstanding as of September 22, 2009.

No other awards - stock appreciation rights, restricted stock award, unrestricted stock award or performance award—had been granted under the 2003 Stock Option and Incentive Plan as of September 22, 2009.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period that began May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. The Board of Directors adopted certain amendments in December 2006 to bring the Amended Plan into compliance with the American Jobs Creation Act of 2004 and section 409A of the Internal Revenue Code.

Options to purchase 556,228 shares were cumulatively granted under the 1993 Stock Option Plan and the Amended Plan before granting authority expired October 4, 2008. As of September 22, 2009, 270,481 shares granted remain outstanding, including 211,478 that belong to the CEO.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE D - CAPITAL STOCK (CONTINUED)

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

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of September 22, 2009:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	443,236	$20.93
Granted	51,500	$26.99
Exercised	(4,417)	$21.26
Forfeited or expired	(750)	$26.72

Outstanding at end of quarter	489,569	$21.56	5.00 years	$1,991

Exercisable at end of quarter	399,734	$20.72	4.03 years	$1,899

The intrinsic value of stock options exercised during the sixteen weeks ended September 22, 2009 and September 23, 2008 was $36,000 and $14,000, respectively.

Stock options outstanding and exercisable as of September 22, 2009 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years

Outstanding:
$ 8.31 to $13.00	63,478	$10.62	.76 years
$13.01 to $18.00	49,167	$13.80	1.81 years
$18.01 to $24.20	179,168	$20.72	5.16 years
$24.21 to $31.40	197,756	$27.76	7.00 years

$ 8.31 to $31.40	489,569	$21.56	5.00 years

Exercisable:
$ 8.31 to $13.00	63,478	$10.62	.76 years
$13.01 to $18.00	49,167	$13.80	1.81 years
$18.01 to $24.20	146,833	$20.59	4.33 years
$24.21 to $31.40	140,256	$27.87	5.97 years

$ 8.31 to $31.40	399,734	$20.72	4.03 years

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE D - CAPITAL STOCK (CONTINUED)

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock measured at 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. Through April 30, 2009 (latest available data), 141,287 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2009, the custodian held 42,456 shares on behalf of employees.

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of September 22, 2009, 40,792 shares remained in the FESP reserve, including 9,752 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of September 22, 2009, the Company’s treasury held 2,478,706 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

In January 2008, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of common stock in the open market or through block trades over a two-year period that expires January 28, 2010. Since inception of the current authorization, the Company has acquired 38,681 shares under the program at a cost of approximately $857,000. No shares were repurchased from June 3, 2009 through September 22, 2009.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
September 22, 2009	5,102,482	$.59	121,497	5,223,979	$.57
September 23, 2008	5,107,459.43		73,223	5,180,682.42

Stock options to purchase 90,000 shares in the quarter ended September 22, 2009 and 206,200 in the quarter ended September 23, 2008 were excluded from the calculation because the effect was anti-dilutive.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE D - CAPITAL STOCK (CONTINUED)

Share-Based Payment (Compensation Cost)

The fair value of stock options granted is recognized as compensation cost in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. Compensation costs arising from stock options granted are shown below:

	September 22, 2009	September 23, 2008
	(in thousands)
Charged to administrative and advertising expense	$81	$78
Tax benefit	28	27

Total share-based compensation cost, net of tax	$53	$51

Effect on basic earnings per share	$.01	$.01

Effect on diluted earnings per share	$.01	$.01

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, developed with the following assumptions:

	September 22, 2009	September 23, 2008

Weighted average fair value of options	$8.14	$6.10

Dividend yield	1.9%	2.0%
Expected volatility	32%	29%
Risk free interest rate	3.31%	3.52%
Expected lives	6.0 years	5.0 years

Dividend yield is based on the Company’s current dividend yield, which is considered the best estimate of projected dividend yields within the contractual life of the options. Expected volatility is based on the historical volatility of the Company’s stock using the month end closing price of the previous five years. Risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. Expected life represents the period of time the options are expected to be outstanding.

As of September 22, 2009, there was $458,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.36 years.

Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in Note D). Compensation costs related to the Employee Stock Purchase Plan are determined at the end of each semi-annual offering period—October 31 and April 30.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE E - PENSION PLANS

As discussed more fully under Benefit Plans in Note A – Accounting Policies, the Company sponsors two qualified defined benefit plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for all three retirement plans is summarized below:

	Sixteen weeks ended
Net periodic pension cost components	September 22, 2009	September 23, 2008
	(in thousands)
Service cost	$466	$496
Interest cost	561	535
Expected return on plan assets	(484)	(630)
Amortization of prior service cost	3
Recognized net actuarial loss	165	79
Settlement loss	51	—
Curtailment cost	49	—

Net periodic pension cost	$811	$485

Weighted average discount rate	6.50%	6.50%
Weighted average rate of compensation increase	4.00%	4.50%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%

The Company contributes amounts to the two qualified defined benefit pension plans that are sufficient to satisfy legal funding requirements, plus discretionary tax-deductible amounts that may be deemed advisable. Although no contributions are needed to meet minimum funding requirements for the year that will end June 1, 2010, discretionary contributions are currently anticipated at a level of $1,625,000, including $125,000 that had been contributed through September 22, 2009. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon retirement of the participants.

Equity securities comprise 70 percent of the target allocation of the plans’ assets. Market volatility experienced over the past twelve months has significantly lowered market values of these securities. The Company’s equity was reduced by approximately $5,000,000 at the end of fiscal year 2009, net of tax, to recognize underfunding in the defined benefit plans, which was the direct result of the market declines in equity securities. In addition, the market declines will likely have a material adverse effect on future funding requirements and result in the recognition of much higher net periodic pension costs for years to come. Net periodic pension cost for the year that will end June 1, 2010 is currently expected in the range of $2,500,000 to 2,600,000.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) was $76,000 and $98,000 respectively, during the sixteen weeks ended September 22, 2009 and September 23, 2008. Fiscal 2010’s contribution to the Non-Deferred Cash Balance Plan is currently expected to approximate $250,000. In addition, the President and Chief Executive Officer (CEO) has an employment agreement that calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In the sixteen weeks ended September 22, 2009 and September 23, 2008, matching contributions to the 401(k) plans amounted to $50,000 and $51,000 respectively. Matching contributions to the Executive Savings Plan (see Benefit Plans in Note A – Accounting Policies) were $10,000 and $8,000 respectively, in the sixteen week periods ended September 22, 2009 and September 23, 2008.

The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE F – COMPREHENSIVE INCOME

	September 22, 2009	September 23, 2008
	(in thousands)
Net earnings	$2,988	$2,175
Amortization of amounts included in net periodic pension cost	268	84
Tax effect	(91)	(29)

Comprehensive income	$3,165	$2,230

NOTE G – SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	Sixteen weeks ended
	September 22, 2009	September 23, 2008
	(in thousands)
Sales
Big Boy	$57,453	$57,561
Golden Corral	31,529	32,321

	$88,982	$89,882

Earnings before income taxes
Big Boy	$5,545	$4,906
Opening expense	(14)	(329)

Total Big Boy	5,531	4,577

Golden Corral	1,391	(112)
Opening expense	—	—

Total Golden Corral	1,391	(112)

Total restaurant level profit	6,922	4,465

Administrative expense	(2,390)	(2,329)
Franchise fees and other revenue	392	400
Gains on asset sales	—	1,116

Operating profit	4,924	3,652

Interest expense	(531)	(589)

Earnings before income taxes	$4,393	$3,063

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

NOTE G – SEGMENT INFORMATION (CONTINUED)

Depreciation and amortization
Big Boy	$2,519	$2,364
Golden Corral	1,702	1,721

	$4,221	$4,085

Capital expenditures
Big Boy	$6,884	$6,895
Golden Corral	625	700

	$7,509	$7,595

	As of
	September 22, 2009	June 2, 2009
Identifiable assets
Big Boy	$108,545	$102,886
Golden Corral	72,808	74,090

	$181,353	$176,976

NOTE H – COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $7,860,000, $3,278,000, $3,308,000, $2,514,000 and $56,000 respectively, for the periods ending September 22, 2010, 2011, 2012, 2013 and 2014. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation

In April 2008, the Company filed five separate lawsuits against the lessor of five properties on which the Company operates five Big Boy restaurants. The Company’s complaints claimed breach of contract and asked for declaratory relief and specific performance to force the lessor to allow the Company to purchase the underlying properties for certain amounts that are specified in the lease agreements, which taken together amounted to $2,472,000. The lessor claimed that the Company must purchase the properties for a larger amount based upon alternative values in the lease agreements and market appraisal values. The lessor also filed a lawsuit in April 2008. Its complaint against the Company asked for declaratory relief and specific performance as to the same disputed leases.

The parties entered into a settlement agreement effective August 24, 2009, settling all claims and counterclaims that had been asserted in the six lawsuits. In consideration of the settlement agreement, the lessor agreed to sell, and the Company agreed to purchase, the five properties for the total sum of $4,000,000. The real estate transactions were completed on September 1, 2009.

The Company is subject to various other claims and suits that arise from time to time in the ordinary course of business. Management does not presently believe that the resolution of any claims currently outstanding will result in a material effect on the Company’s earnings, cash flows or financial position. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes that adequate provisions for losses have already been included in the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter Fiscal 2010, Ended September 22, 2009

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

An outstanding letter of credit for $100,000 is maintained by the Company to support its self-insurance program. There are no other outstanding letters of credit issued by the Company.

As of September 22, 2009, the Company operated 23 restaurants on non-owned properties. (See Note C – Leased Properties.) Certain of the leases provide for contingent rental payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

NOTE I – RELATED PARTY TRANSACTIONS

The Chief Executive Officer of the Company (Craig F. Maier), who also serves as a director of the Company, owns a Big Boy restaurant licensed to him by the Company. Another officer and director of the Company (Karen F. Maier) is a part owner of a Big Boy restaurant that is licensed to her and her siblings (excluding Craig F. Maier). Until her death on September 1, 2009, Blanche F. Maier (the mother of Craig F. Maier and Karen F. Maier) served as a director of the Company. Certain other family members of Mrs. Maier’s also own a licensed Big Boy restaurant.

These three restaurants are operated by the Company and they pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $1,477,000 and $1,515,000 respectively, during the sixteen weeks ended September 22, 2009 and September 23, 2008. The amount owed to the Company from these restaurants was $96,000 and $86,000 respectively, as of September 22, 2009 and June 2, 2009. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company until her death on September 1, 2009, commenced on March 1, 2005. On March 1, 2009, the monthly payment was increased to $18,753 from $18,744 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation to Mrs. Maier’s Estate, approximating $906,000, is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation, approximating $167,000, is included in current liabilities in the consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995

Forward-looking statements are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such statements may generally express management’s expectations with respect to its plans, or its assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are inherently subject to risks and other uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but not limited to, the discussion in this Form 10-Q under Part II, Item 1A. “Risk Factors.”

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

This MD&A should be read in conjunction with the consolidated financial statements. The Company has no off-balance sheet arrangements and does not use special purpose entities.

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (“Company”) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet-style “Golden Corral” restaurants. As of September 22, 2009, 88 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

The Company’s First Quarter of Fiscal 2010 consists of the sixteen weeks ended September 22, 2009. It compares with the sixteen weeks ended September 23, 2008, which constituted the First Quarter of Fiscal 2009. The first quarter of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains sixteen weeks, whereas the following three quarters normally contain only twelve weeks each. References to Fiscal 2010 refer to the 52 week year that will end on June 1, 2010. References to Fiscal 2009 refer to the 52 week year that ended June 2, 2009.

Net earnings for the First Quarter of Fiscal 2010 were $2,988,000, or diluted earnings per share (EPS) of $.57, compared with $2,175,000, or diluted EPS of $.42 in the First Quarter of Fiscal 2009.

Significant factors accounting for the change:

•	Food cost is much lower – as a percentage of sales, food costs decreased to 34.0 percent in the First Quarter of Fiscal 2010, from 37.0 percent in the First Quarter of Fiscal 2009.

•	Gains on the sale of real estate were $1,116,000 in the First Quarter of Fiscal 2009. There were no gains in the First Quarter of Fiscal 2010.

•	The effective tax rate was 32 percent in the First Quarter of Fiscal 2010, up from 29 percent in the First Quarter of Fiscal 2009.

Another significant factor that continues to place pressure on the Company’s operating margins has been the automatic annual increase in the minimum wage to adjust for inflation, as mandated by Ohio voters.

•

The minimum wage was increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was increased to $7.00 per hour on January 1, 2008 and to $7.30 per hour on January 1, 2009.

•

The minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was increased to $3.50 per hour on January 1, 2008 and to $3.65 per hour on January 1, 2009.

More than two-thirds of the Company’s payroll costs are incurred in Ohio. The effects of paying the required higher hourly rates of pay have effectively been countered through the combination of higher menu prices charged to customers and reductions in the number of hours that employees are permitted to work. The next Ohio wage increase goes into effect on January 1, 2010. Although no increase is currently expected, additional reductions in hours will be implemented if necessary.

The federal minimum wage for non-tipped employees increased from $5.15 per hour to $5.85 per hour in July 2007. It was increased to $6.55 per hour in July 2008 and to $7.25 per hour in July 2009. The rate for tipped employees was not affected by the federal legislation, remaining at $2.13 per hour. Without benefit of further reductions in labor hours, the July 2009 increase to $7.25 per hour would increase annual payroll costs by an estimated $400,000.

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

	1st Quarter
	2010	2009
	(in thousands)
Big Boy restaurants	$54,517	$54,418
Wholesale sales to licensees	2,672	2,850
Wholesale sales to grocery stores	264	293

Total Big Boy sales	57,453	57,561

Golden Corral restaurants	31,529	32,321

Consolidated restaurant sales	$88,982	$89,882

Big Boy sales decreased in the First Quarter of Fiscal 2010 because a) of lower wholesale sales to licensees and grocery stores, and b) same store sales decreased .1 percent on a decrease in customer counts of 2.3 percent. The Big Boy same store sales comparisons include average menu price increases of 1.0 percent and 2.4 percent implemented respectively in the First Quarter of Fiscal 2010 and the First Quarter of Fiscal 2009. In addition, a 1.4 percent increase was put into place in February 2009. Another increase will likely be implemented in February 2010. It should also be noted that sales for the First Quarter of Fiscal 2009 were adversely affected by a Big Boy restaurant that was taken out of service for three months while a replacement building was being constructed.

The Company operated 88 Big Boy restaurants as of September 22, 2009. The count of 88 includes two new restaurants that opened respectively in August and October 2008, minus one low volume Big Boy restaurant that ceased operating at the end of Fiscal 2009. No Big Boy restaurants were opened or closed during the First Quarter of Fiscal 2010. Two Big Boy restaurant buildings were under construction as of September 22, 2009. The first one opened for business on September 30, 2009. It replaced an older facility with a new building on a superior nearby site. The second new restaurant is scheduled to open in November 2009 in a new market area. In addition, two more Big Boys are being planned to open before the end of Fiscal 2010.

Golden Corral sales decreased in the First Quarter of Fiscal 2010 because of a same store sales decrease of 2.4 percent, which came on a 5.1 percent reduction in customer counts. The Company currently operates 35 Golden Corral restaurants, all of which are included in the same store sales comparison. The Golden Corral same store sales comparisons include average menu price increases of .3 percent, 2.5 percent and .5 percent implemented respectively in May 2009, September 2008 and June 2008.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit disclosed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	1st Quarter
	2010	2009
	(in thousands)
Big Boy gross profit	$6,912	$5,958
Golden Corral gross profit	2,074	615

Total gross profit	$8,986	$6,573

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows, which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	1st Quarter 2010			1st Quarter 2009
	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0

Food and Paper	34.0	32.3	37.2	37.0	35.1	40.5

Payroll and Related	33.4	35.8	28.9	32.9	34.8	29.5

Other Operating Costs (including opening costs)	22.5	19.8	27.3	22.7	19.7	28.1

Gross Profit	10.1	12.1	6.6	7.4	10.4	1.9

Food cost deflation continued through the summer of 2009. The reductions have been driven primarily by lower costs for major grains that are the principal feed ingredients for cattle, hogs and poultry. Corn prices in particular have experienced a precipitous decline from a year ago. Evidence of the relief can be clearly identified by the much lower food and paper cost percentages shown in the above table. Notwithstanding the improvements, the market for beef remains highly volatile, as import and export restrictions can and do cause wide cost fluctuations. The food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet.

Although the Company has effectively mitigated the effects of mandated increases in the minimum wage through higher menu prices and a reduction in the number of hours worked by hourly paid employees, several other factors drove the payroll and related percentage higher during the First Quarter of Fiscal 2010. In addition to higher payments of incentive compensation to restaurant management commensurate with improved earnings, higher costs were also incurred for medical insurance premiums and pension costs, along with a charge to increase the Company’s reserves for its self-insured workers’ compensation program.

Medical insurance premiums escalated by almost fifteen percent for the plan year that runs January 1, 2009 through December 31, 2009. The Company is absorbing 75 to 80 percent of the estimated $9.5 million cost for the 2009 plan year, with employees contributing the remaining 20 to 25 percent.

Management performs a comprehensive review each quarter of its self-insurance program for Ohio workers’ compensation and adjusts its reserves as deemed appropriate based on claims experience. A $209,000 charge against earnings was recorded during the First Quarter of Fiscal 2010 to increase the reserves. No adjustment to the reserves was necessary during the First Quarter of Fiscal 2009.

Net periodic pension cost was $811,000 and $485,000 respectively, in the First Quarter of Fiscal 2010 and the First Quarter of 2009. Net periodic pension cost for Fiscal 2010 is currently expected to be in the range of $2,500,000 to $2,600,000. The final total in Fiscal 2009 was $1,814,000. The higher cost is primarily the result of Fiscal 2009’s significant market losses in equity securities, which are the primary funding source for the pension trusts. The market losses in Fiscal 2009 required underfunded status of the pension plans to be recognized at June 2, 2009, which resulted in a reduction in the Company’s equity of approximately $5,000,000, net of tax. In addition, absent a material restoration in the values of the securities, future funding requirements will be adversely affected, and much higher levels of net periodic pension costs will need to be recognized for years to come. Although no contributions are needed to meet minimum funding requirements for Fiscal 2010, discretionary contributions are currently anticipated at a level of $1,625,000, including $125,000 that was contributed during the First Quarter of Fiscal 2010.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; plus costs relating to field supervision, accounting and payroll preparation costs, franchise fees for Golden Corral restaurants, new restaurant opening costs and many other restaurant operating expenses. Opening costs were $14,000 for Big Boy restaurants and zero for Golden Corral restaurants during the First Quarter of Fiscal 2010. During the First Quarter of Fiscal 2009, opening costs were $329,000 for Big Boy and zero for Golden Corral. As most of the expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store levels. The reduction in Golden Corral from 28.1 percent to 27.3 percent is the result of lower costs for utilities and maintenance. Other operating costs are a much higher percentage of sales in the Golden Corral segment (compared with the Big Boy segment) because sales volumes generally remain well below original expectations.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit, while franchise fees and other revenue is added to it. Gains and losses from the sale of real property, if any, are then respectively added or subtracted.

Administrative and advertising expense did not appreciably change during the First Quarter of Fiscal 2010, as compared with the First Quarter of Fiscal 2009. Stock based compensation expense included in administrative and advertising expense was $81,000 during the First Quarter of Fiscal 2010, and was $78,000 in the First Quarter of Fiscal 2009.

Revenue from franchise fees is based on sales volumes generated by Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of September 22, 2009, 26 Big Boy restaurants were licensed to other operators and paying franchise fees to the Company, a reduction of one restaurant from a year ago. Other revenue also includes certain other fees from restaurants licensed to others along with minor amounts of rent and investment income.

There were no sales of real property during the First Quarter of Fiscal 2010. Gains from the sale of real property amounted to $1,116,000 during the First Quarter of Fiscal 2009. These gains resulted primarily from the disposition of a Big Boy restaurant that ceased operations in June 2008. Aggregate proceeds amounted to $1,581,000.

No impairment of assets was recorded during either the First Quarter of Fiscal 2010 or the First Quarter of Fiscal 2009.

Interest Expense

Interest expense in the First Quarter of Fiscal 2010 was $57,000 lower than the First Quarter of Fiscal 2009, a reduction of 9.7 percent. The reduction is the result of lower debt levels than a year ago, lower variable interest rates and lower interest charges associated with capitalized leases.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 32 percent in the First Quarter of Fiscal 2010 and was 29 percent in the First Quarter of Fiscal 2009. These rates have been kept consistently low through the Company’s use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. These tax credits are generally less favorable to the effective tax rate when pretax income increases.

LIQUIDITY and CAPITAL RESOURCES

Sources of Funds

Food sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all sales to restaurant customers are received in currency or are settled by debit or credit cards. The primary source of cash provided by operating activities is net earnings plus depreciation and impairment of assets, if any. Other sources of cash may include borrowing against credit lines, proceeds received when stock options are exercised and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

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

Aggregated Information about Contractual Obligations and Commercial Commitments September 22, 2009

		Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	More than 5 years
	Long-Term Debt	$31,539	$8,229	$7,323	$6,030	$4,545	$2,915	$2,497
	Rent due under Capital Lease Obligations	627	268	251	108	-	-	-
	Rent due under Operating Leases	18,874	1,583	1,502	1,434	1,371	1,385	11,599
1	Unconditional Purchase Obligations	17,016	7,860	3,278	3,308	2,514	56	-
2	Other Long-Term Obligations	1,262	227	230	232	235	238	100
	Total Contractual Cash Obligations	69,318	18,167	12,584	11,112	8,665	4,594	14,196

1	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property, if any.
2	Deferred compensation liability.

The working capital deficit was $16,560,000 as of September 22, 2009, about the same as it was as of June 2, 2009.

In September 2009, the maximum amount that may be borrowed under the terms of the Company’s Construction Draw Facility was increased by $3,500,000, which brought to $8,000,000 the amount available to be drawn upon. These funds are readily available. In addition, a $5,000,000 revolving loan (currently unused) is also readily available if needed to fund temporary working capital. The Company is in compliance with the covenants contained in both of these credit facilities. Unless extended, both of the credit facilities are scheduled to expire in October 2010.

Operating Activities

Operating cash flows were $7,517,000 in the First Quarter of Fiscal 2010, or $2,788,000 higher than the First Quarter of Fiscal 2009. The increase is primarily attributable to higher net earnings plus normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which can and do often widely fluctuate from quarter to quarter. Net earnings in the First Quarter of Fiscal 2009 included gains from the sale of real estate that amounted to $1,116,000. Management measures cash flows from the operation of the business by simply adding to net earnings certain non-cash expenses such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of assets (if any) and stock based compensation cost. The result of this approach is reflected as a sub-total in the consolidated statement of cash flows: $7,629,000 in the First Quarter of Fiscal 2010 and $5,384,000 in the First Quarter of Fiscal 2009.

Investing Activities

Capital spending is the principal component of investing activities. Capital spending was $7,509,000 during the First Quarter of Fiscal 2010, a decrease of $86,000 from the First Quarter of Fiscal 2009. This year’s capital spending includes $6,884,000 for Big Boy restaurants and $625,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction, acquisitions of existing restaurants, remodeling existing restaurants including kitchen and dining room expansions, routine equipment replacements and other capital outlays.

There were no proceeds from disposition of property during the First Quarter of Fiscal 2010. Proceeds in First Quarter of Fiscal 2009 amounted to $1,581,000, primarily reflecting the sale of an older Big Boy restaurant that had ceased operations in June 2008. Its sale resulted in a gain of $1,072,000.

Financing Activities

Borrowing against credit lines amounted to $4,000,000 during the First Quarter of Fiscal 2010. Scheduled and other payments of long-term debt and capital lease obligations amounted to $2,229,000 during the First Quarter of Fiscal 2010. Regular quarterly cash dividends paid to shareholders during the First Quarter of Fiscal 2010 totaled $612,000. In addition, the Board of Directors declared a $.13 per share dividend (one cent per share or 8 percent higher than the previous $.12 per share dividend) on September 2, 2009 that totaled $664,000 when it was paid on October 9, 2009. The Company expects to continue its 49 year practice of paying regular quarterly cash dividends.

During the First Quarter of Fiscal 2010, 4,400 shares of the Company’s common stock were acquired pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $94,000. As of September 22, 2009, 490,000 shares granted under the Company’s two stock option plans remain outstanding, including 400,000 fully vested shares at a weighted average exercise price per share of $20.72. As of September 22, 2009, approximately 566,000 shares remained available to be granted under the 2003 Stock Option and Incentive Plan, net of 52,000 options that were granted to employees in June 2009. On October 6, 2009, 18,000 option shares were granted to non-employee members of the Board of Directors and 3,000 option shares were granted to the President and Chief Executive Officer pursuant to the terms of his employment agreement.

In January 2008, the Board of Directors authorized a repurchase program under which the Company may repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two-year period that will expire on January 28, 2010. No shares were acquired under the program during the First Quarter of Fiscal 2010. Since inception of the current authorization, 38,681 shares had been acquired at a cost of $857,000.

Other Information

No new Big Boy restaurants opened for business during the First Quarter of Fiscal 2010. Two Big Boy restaurant buildings were under construction as of September 22, 2009. The first one opened for business on September 30, 2009, which replaced an older suburban Cincinnati Big Boy with a new building on a superior nearby site. The second one is currently on schedule to open in November 2009 in new market area of suburban Cincinnati. Two other new Big Boy restaurants are currently scheduled to open respectively in March and April 2010 on land acquired by the Company in fiscal year 2009. Construction has been scheduled to begin in December 2009.

Including land and land improvements, the cash required to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,200,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. Future costs will also depend on whether the present building prototype (used since 2001) is constructed or whether the prototype of a second design having a smaller footprint is used, which is being developed for use in smaller markets. The smaller prototype is designed to maintain the overall appearance and theme of the larger prototype. The two new Big Boy restaurants scheduled to open respectively in March and April 2010 will be built using plans for the smaller prototype. Several sites are currently being evaluated for potential acquisition and development. As of September 22, 2009, any contracts that existed to acquire sites for future development were cancellable at the Company’s sole discretion while due diligence is being pursued under the inspection period provisions of the contracts.

Approximately one-fifth of the Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with the newer prototype that has been used since 2001. The current average cost to renovate a typical older restaurant ranges from $150,000 to $175,000. Restaurants opened since 2001 also receive updates when they reach five years of age, which on average currently range from $80,000 to $90,000. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether an expansion of the dining room is warranted. A typical kitchen redesign costs approximately $125,000 while a dining room expansion can cost up to $750,000.

Although the Company possesses development rights to open up to twelve more Golden Corrals, no further development is currently planned and there is no active search for sites on which to build. Three Golden Corral restaurant locations that were determined to have an impairment of long-lived assets at the end fiscal year 2008 remained in operation as of September 22, 2009.

Eleven Golden Corral restaurants are scheduled to be renovated in Fiscal 2010. In addition, carpeting is typically replaced in each restaurant every two and a half years on average. The Fiscal 2010 remodeling budget, including carpeting costs, is approximately $1,800,000.

Although part of the Company’s strategic plan entails owning the land on which it builds new restaurants, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Seven of the 35 Golden Corral restaurants now in operation and three Big Boy restaurants opened since 2003 were built on leased land. As of September 22, 2009, a total of 23 restaurants were in operation on non-owned premises, all of which are being accounted for as operating leases.

Five Big Boy restaurant facilities, which had been occupied under month-to-month arrangements, were acquired from the landlord on September 1, 2009 for the total sum of $4,000,000. The purchase prices had been the subject of litigation, which was settled in August 2009.

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

Self Insurance

The Company self-insures a significant portion of expected losses from its workers’ compensation program in the state of Ohio. The Company purchases coverage from an insurance company for individual claims in excess of $300,000. Reserves for claims expense include a provision for incurred but not reported claims. Each quarter, the Company reviews claims valued by its third party administrator (TPA) and then applies experience and judgment to determine the most probable future value of incurred claims. As the TPA submits additional new information, the Company reviews it in light of historical claims for similar injuries, probability of settlement, and any other facts that might provide guidance in determining ultimate value of individual claims. Unexpected changes in any of these or other factors could result in actual costs differing materially from initial projections or values currently carried in the self-insurance reserves.

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

Future funding of the pension plans largely depends upon the performance of investments held in the trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Poor performance in equity securities markets can significantly lower the market values of the plans’ investment portfolios, which, in turn, can result in a) material increases in future funding requirements, b) much higher net periodic pension costs to be recognized in future years, and c) the plans reaching underfunded status requiring reductions in the Company’s equity to be recognized.

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

Sometimes it becomes necessary to cease operating a certain restaurant due to poor operating performance. The final impairment amount can be significantly different from the initial charge, particularly if the eventual market price received from the disposition of the property differs materially from initial estimates of floor values.

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

Except for items such as bread, fresh produce and dairy products that are purchased from any number of reliable local suppliers, the Golden Corral segment of the business currently purchases substantially all food, beverage and other menu items from the same approved vendor that Golden Corral Franchising Systems, Inc. (the Franchisor) uses in its operations. Deliveries are received twice per week. Other vendors are available to provide products that meet the Franchisor’s specifications at comparable prices should the Company wish or need to make a change.

ITEM 4. CONTROLS and PROCEDURES

a) Effectiveness of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 22, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

b) Changes in internal control over financial reporting. The CEO and CFO have concluded that there were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 22, 2009 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T. CONTROLS and PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A.	In April 2008, the Company filed five separate lawsuits against 7373 Corporation (“7373”), the landlord of five properties on which the Company operates five Big Boy restaurants. The Company’s complaints claimed breach of contract and asked for declaratory relief and specific performance. In May 2008, 7373 filed its Answers and Counterclaims. The Company maintained that it should be allowed to purchase the five underlying properties for certain amounts that are specified in the Lease Agreements, which taken together amounted to $2,471,540. 7373 claimed that the Company must purchase the properties for a larger amount based upon alternative values in the Lease Agreements and market appraisal values.

7373 filed a lawsuit against the Company on April 2, 2008 that asked for declaratory relief and specific performance as to the same disputed leases. In May 2008, the Company filed a Motion to Dismiss for Lack of Personal Jurisdiction, Or, In the Alternative, Motion to Abate.

The parties entered into a Settlement Agreement effective August 24, 2009, settling all claims and counterclaims that had been asserted in the six lawsuits, which are listed below:

•	Case No. 08-CI-1079 filed April 2, 2008 in Kenton County Circuit Court, Kenton County Kentucky.

•	Case No. 08-CI-609 filed April 2, 2008 in Franklin County Circuit Court, Franklin County Kentucky.

•	Case No. 08-CI-1374 filed April 25, 2008 in Kenton County Circuit Court, Kenton County Kentucky.

•	Case No. 08-CI-4671 filed April 25, 2008 in Jefferson County Circuit Court, Jefferson County Kentucky.

•	Case No. 08CV71318 filed April 25, 2008 in Warren County Court of Common Pleas, Warren County, Ohio.

•	Case No. 50-2008 CA009950XXXXMB filed April 2, 2008 in Palm Beach County Florida, Circuit Court of the Fifteenth Judicial Circuit.

The parties agreed to file with the respective courts an Agreed Order of Dismissal, with prejudice, of all claims and counterclaims. In consideration of the Settlement Agreement, 7373 agreed to sell, and the Company agreed to purchase, the five properties for the total sum of $4,000,000. The real estate transactions closed on September 1, 2009.

B.	The Company is subject to various other claims and suits that arise from time to time in the ordinary course of business. Management does not presently believe that the resolution of any claims currently outstanding will result in a material effect on the Company’s earnings, cash flows or financial position. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes that adequate provisions for losses have already been included in the consolidated financial statements.

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

Economic Factors

Economic recessions can negatively influence discretionary spending in restaurants and result in lower customer counts, as consumers become more price conscious, tending to conserve their cash as unemployment and economic uncertainty mount. The effects of higher gasoline costs can also negatively affect discretionary consumer spending in restaurants. Increasing costs for energy can affect profit margins in other ways. Petroleum based material is often used to package certain products for distribution. In addition, suppliers may add surcharges for fuel to their invoices. The cost to transport products from the commissary to restaurant operations will rise with each increase in fuel prices. Higher costs for natural gas and electricity result in much higher costs to heat and cool restaurant facilities and to cook food.

Inflationary pressure, particularly on food costs, labor costs (especially associated with increases in the minimum wage) and health care benefits, can negatively affect the operation of the business. Shortages of qualified labor are sometimes experienced in certain local economies. In addition, the loss of a key executive could pose a significant adverse effect on the Company.

Future funding requirements of the two qualified defined benefit pension plans that are sponsored by the Company largely depend upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Poor performance in equity securities markets can significantly lower the market values of the plans’ investment portfolios, which, in turn, can result in a) material increases in future funding requirements, b) much higher net periodic pension costs to be recognized in future years, and c) the plans reaching underfunded status requiring reductions in the Company’s equity to be recognized.

Competition

The restaurant industry is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. Both the Big Boy and Golden Corral operating segments have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of the Company’s management, presently dominates the family-style sector of the restaurant industry in any of the Company’s operating markets. That could change at any time due to:

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

Development Plans

The Company’s business strategy and development plans also face risks and uncertainties. These include the inherent risk of poor quality decisions in the selection of sites on which to build restaurants, the ever rising cost and availability of desirable sites and increasingly rigorous requirements on the part of local governments to obtain various permits and licenses. Other factors that could impede plans to increase the number of restaurants operated by the Company include saturation in existing markets and limitations on borrowing capacity and the effects of higher interest rates.

The Supply and Cost of Food

Food purchases can be subject to significant price fluctuations that can considerably affect results of operations from quarter to quarter and year to year. Price fluctuations can be due to seasonality or any number of factors. The market for beef, in particular, continues to be highly volatile due in part to import and export restrictions. Beef costs can also be affected by bio-fuel initiatives and other factors that influence the cost to feed cattle. The Company depends on timely deliveries of perishable food and supplies. Any interruption in the continuing supply would harm the Company’s operations.

Litigation and Negative Publicity

Employees, customers and other parties bring various claims against the Company from time to time. Defending such claims can distract the attention of senior level management away from the operation of the business. In addition, negative publicity associated with any adverse judgment that may be rendered against the Company could harm the Company’s reputation, which, in turn, could adversely affect operating results. Other negative publicity such as that arising from rumor and innuendo spread though social internet media and other sources can also create adverse effects on results of operations.

Governmental and Other Rules and Regulations

Governmental and other rules and regulations can pose significant risks to the Company. Examples include:

•	changes in environmental regulations that would significantly add to the Company’s costs

•	exposure to penalties for potential violations of numerous governmental regulations in general, and immigration (I-9) and labor regulations regarding the employment of minors in particular

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements

•	legislation affecting health care costs

•	climate change legislation that affects the cost of energy

•	legislation or court rulings that result in changes to tax codes that are adverse to the Company

•	changes in accounting standards imposed by governmental regulators or private governing bodies could adversely affect the Company’s financial position

•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly

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

Golden Corral

Golden Corral same-store sales declines have been experienced in nineteen of the last 24 quarters, during which cash flows from Golden Corral operations have sometimes deteriorated. The ability of the Company to reverse the downturn and permanently restore sales and margin growth, thereby allowing corrective measures to be set in place, being critical to the restoration of sales and margin growth, poses a significant risk to the Company.

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

In January 2008, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two year time frame that expires January 28, 2010. No repurchases of common stock were made during the fiscal quarter ended September 22, 2009. A maximum of 461,319 common shares remain available to be repurchased under the program.

ITEM 3. DEFAULTS upon SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

a)	The Annual Meeting of Shareholders was held on October 6, 2009.

b)	Directors elected on October 6, 2009 to serve until the 2011 annual meeting of shareholders:

Dale P. Brown	Craig F. Maier
Daniel W. Geeding	Jerome P. Montopoli

Directors whose terms continued after the meeting (serving until the 2010 annual meeting of shareholders):

Robert J. (RJ) Dourney	Karen F. Maier
Lorrence T. Kellar	William J. Reik, Jr.

c)	The following matters were voted upon:

1)	Election of Directors to serve until the 2011 annual meeting of shareholders:

Name	For	Withheld Authority
Dale P. Brown	4,498,830	58,464
Daniel W. Geeding	4,442,707	114,587
Craig F. Maier	4,486,665	70,629
Jerome P. Montopoli	4,451,889	105,405

2)	Proposal to ratify the appointment of Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year commencing June 3, 2009 was approved.

For	Against	Abstain
4,537,272	16,127	3,895

d)	Not applicable.

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

10.4 Second Amended and Restated Loan Agreement (Golden Corral Construction Facility) between the Registrant and US Bank NA dated October 21, 2009 is filed herewith.

10.5 Third Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA dated October 21, 2009 is filed herewith.

10.6 Area Development Agreement, Termination Agreement and Addendum effective July 20, 2004 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit (10) (f) to the Registrant’s Form 10-K Annual Report for 2004, is incorporated herein by reference.

10.7 Second Amendment to Area Development Agreement (see Exhibit 10.6 above) effective April 3, 2008 between the Registrant and Golden Corral Franchising Systems, Inc., filed as Exhibit 10 (h) to the Registrant’s Form 10-Q Quarterly Report for March 4, 2008, is incorporated herein by reference.

10.8 Agreement to Purchase Stock between the Registrant and Frisch West Chester, Inc. dated June 1, 1988, filed as Exhibit 10 (f) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10.9 Agreement to Purchase Stock between the Registrant and Frisch Hamilton West, Inc. dated February 19, 1988, filed as Exhibit 10 (g) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10.10 Employment Agreement between the Registrant and Craig F. Maier effective June 3, 2009, dated April 10, 2009, filed as Exhibit 10.16 to the Registrant’s Form 10-Q Quarterly Report for March 10, 2009, is incorporated herein by reference. *

10.11 Frisch’s Executive Retirement Plan (SERP) effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10.12 Amendment No. 1 to Frisch’s Executive Retirement Plan (SERP) (see Exhibit 10.11 above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference. *

10.13 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10.14 Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10.13 above) effective September 26, 2006, filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference. *

10.15 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.13 and 10.14 above) effective December 19, 2006, filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10.16 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.13, 10.14 and 10.15 above) adopted October 7, 2008, filed as Exhibit 10.21 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.17 Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.13, 10.14, 10.15 and 10.16 above), filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference. *

10.18 Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10.19 Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10.18 above) effective December 19, 2006, filed as Exhibit 99.1 to the registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10.20 Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10.21 Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10.22 First Amendment to Change of Control Agreement (see Exhibit 10.21 above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10.23 Second Amendment to Change of Control Agreement (see Exhibits 10.21 and 10.22 above) between the Registrant and Craig F. Maier dated October 7, 2008, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated October 7, 2008, is incorporated herein by reference. *

10.24 Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Rinzy J. Nocero, Karen F. Maier, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley, Michael R. Everett, Ronnie A. Peters, William L. Harvey and certain other “highly compensated employees” (Grantors). *

10.25 First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10.24 above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10.26 Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10.27 Non-Qualified Deferred Compensation Plan, Basic Plan Document to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.28, 10.29 and 10.30), filed as Exhibit 10.32 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.28 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Stock) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.27, 10.29 and 10.30), filed as Exhibit 10.33 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.29 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Mutual Funds) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.27, 10.28 and 10.30), filed as Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.30 Non-Qualified Deferred Compensation Plan, Adoption Agreement to Restate Frisch’s Executive Savings Plan (FESP) effective July 1, 2009 (also see Exhibits 10.27, 10.28 and 10.29), filed as Exhibit 10.36 to the Registrant’s Form 10-K Annual Report for 2009, is incorporated herein by reference. *

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
DATE October 23, 2009

	BY	/S/ DONALD H. WALKER
Donald H. Walker
Vice President – Finance, Treasurer and
Principal Financial and Accounting Officer