Form 10-Q
period 2009-12-15
FRISCHS RESTAURANTS INC
filed 2010-01-20
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 15, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.     YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The total number of shares outstanding of the issuer’s no par common stock, as of December 21, 2009 was: 5,107,058

Frisch's Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Twenty-eight weeks ended		Twelve weeks ended
	December 15, 2009	December 16, 2008	December 15, 2009	December 16, 2008
Sales	$156,880,688	$158,974,692	$67,898,586	$69,093,061

Cost of sales
Food and paper	53,075,730	57,746,647	22,801,768	24,473,276
Payroll and related	52,485,072	52,147,898	22,780,472	22,550,896
Other operating costs	35,203,236	35,869,617	15,186,087	15,431,697

	140,764,038	145,764,162	60,768,327	62,455,869

Gross profit	16,116,650	13,210,530	7,130,259	6,637,192

Administrative and advertising	7,961,808	7,746,466	3,507,418	3,308,094
Franchise fees and other revenue	(688,374)	(691,892)	(296,115)	(291,241)
Gains on sale of assets	—	(1,115,910)	—	—

Operating profit	8,843,216	7,271,866	3,918,956	3,620,339

Interest expense	965,334	1,087,019	433,739	498,552

Earnings before income taxes	7,877,882	6,184,847	3,485,217	3,121,787

Income taxes	2,521,000	1,794,000	1,116,000	906,000

Net Earnings	$5,356,882	$4,390,847	$2,369,217	$2,215,787

Earnings per share (EPS) of common stock:

Basic net earnings per share	$1.05	$.86	$.46	$.43

Diluted net earnings per share	$1.03	$.85	$.46	$.43

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	December 15, 2009	June 2, 2009
	(unaudited)
Current Assets
Cash and equivalents	$1,637,506	$898,779
Trade and other receivables	1,426,932	1,549,226
Inventories	5,200,914	6,531,127
Prepaid expenses and sundry deposits	1,826,103	891,176
Prepaid and deferred income taxes	1,531,548	1,588,721

Total current assets	11,623,003	11,459,029

Property and Equipment
Land and improvements	74,923,167	71,247,614
Buildings	98,503,851	95,057,324
Equipment and fixtures	94,292,848	91,137,232
Leasehold improvements and buildings on leased land	23,955,566	24,561,228
Capitalized leases	1,333,899	1,558,209
Construction in progress	2,594,572	3,424,332

	295,603,903	286,985,939
Less accumulated depreciation and amortization	133,925,730	129,348,004

Net property and equipment	161,678,173	157,637,935

Other Assets
Goodwill	740,644	740,644
Other intangible assets	761,101	806,903
Investments in land	923,435	691,834
Property held for sale	2,751,532	2,526,176
Deferred income taxes	2,149,968	1,662,888
Other	1,748,056	1,450,539

Total other assets	9,074,736	7,878,984

Total assets	$182,375,912	$176,975,948

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 15, 2009 (unaudited)	June 2, 2009
Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,983,807	$7,740,616
Obligations under capitalized leases	232,303	239,461
Self insurance	459,498	396,001
Accounts payable	11,273,172	8,038,418
Accrued expenses	9,250,368	11,555,028
Income taxes	64,058	41,567

Total current liabilities	29,263,206	28,011,091

Long-Term Obligations
Long-term debt	21,457,611	21,961,677
Obligations under capitalized leases	279,366	397,626
Self insurance	999,262	727,997
Underfunded pension obligation	7,675,534	7,507,375
Deferred compensation and other	4,262,716	3,993,038

Total long-term obligations	34,674,489	34,587,713

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,585,764 and 7,582,347 shares - stated value - $1	7,585,764	7,582,347
Additional contributed capital	65,029,073	64,721,328

	72,614,837	72,303,675

Accumulated other comprehensive loss	(6,349,299)	(6,634,422)
Retained earnings	85,723,520	82,306,488

	79,374,221	75,672,066

Less cost of treasury stock (2,478,706 and 2,482,233 shares)	(33,550,841)	(33,598,597)

Total shareholders’ equity	118,438,217	114,377,144

Total liabilities and shareholders’ equity	$182,375,912	$176,975,948

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Twenty-eight weeks ended December 15, 2009 and December 16, 2008

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total

Balance at June 3, 2008	$7,580,263	$64,451,899	$(1,992,515)	$74,034,980	$(33,359,781)	$110,714,846

Net earnings for twenty-eight weeks	—	—	—	4,390,847	—	4,390,847
Other comprehensive income, net of tax	—	—	96,935	—	—	96,935
Stock options exercised - treasury shares re-issued	—	(5,210)	—	—	13,520	8,310
Excess tax benefit from stock-based compensation	—	4,907	—	—	—	4,907
Other treasury shares re-issued	—	4,048	—	—	4,136	8,184
Treasury shares acquired	—	—	—	—	(256,472)	(256,472)
Stock-based compensation expense	—	137,701	—	—	—	137,701
Employee stock purchase plan	—	8,245	—	—	—	8,245
Cash dividends - $.36 per share	—	—	—	(1,837,584)	—	(1,837,584)

Balance at December 16, 2008	7,580,263	64,601,590	(1,895,580)	76,588,243	(33,598,597)	113,275,919

Net earnings for twenty-four weeks	—	—	—	6,330,008	—	6,330,008
Other comprehensive loss, net of tax	—	—	(4,738,842)	—	—	(4,738,842)
Stock options exercised - new shares issued	2,084	29,377	—	—	—	31,461
Excess tax benefit from stock-based compensation	—	6,853	—	—	—	6,853
Stock-based compensation expense	—	111,168	—	—	—	111,168
Employee stock purchase plan	—	(27,660)	—	—	—	(27,660)
Cash dividends - $.12 per share	—	—	—	(611,763)	—	(611,763)

Balance at June 2, 2009	7,582,347	64,721,328	(6,634,422)	82,306,488	(33,598,597)	114,377,144

Net earnings for twenty-eight weeks	—	—	—	5,356,882	—	5,356,882
Other comprehensive income, net of tax	—	—	285,123	—	—	285,123
Stock options exercised - new shares issued	3,417	80,449	—	—	—	83,866
Stock options exercised - treasury shares re-issued	—	(3,480)	—	—	13,540	10,060
Excess tax benefit from stock-based compensation	—	6,144	—	—	—	6,144
Other treasury shares re-issued	—	40,557	—	—	34,216	74,773
Stock based compensation expense	—	174,239	—	—	—	174,239
Employee stock purchase plan	—	9,836	—	—	—	9,836
Cash dividends - $.38 per share	—	—	—	(1,939,850)	—	(1,939,850)

Balance at December 15, 2009	$7,585,764	$65,029,073	$(6,349,299)	$85,723,520	$(33,550,841)	$118,438,217

Comprehensive income:				Twenty-eight weeks ended December 15, 2009	Twenty-four weeks ended June 2, 2009	Twenty-eight weeks ended December 16, 2008
Net earnings for the period				$5,356,882	$6,330,008	$4,390,847
Change in defined benefit pension plans, net of tax				285,123	(4,738,842)	96,935

Comprehensive income				$5,642,005	$1,591,166	$4,487,782

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Twenty-eight weeks ended December 15, 2009 and December 16, 2008

(unaudited)

	December 15, 2009	December 16, 2008
Cash flows provided by (used in) operating activities:
Net earnings	$5,356,882	$4,390,847
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	7,436,032	7,265,160
Loss (gain) on disposition of assets, net of abandonment losses	117,360	(988,987)
Pension plans - expense recognized from accumulated other comprehensive income	432,004	146,863
Stock-based compensation expense	174,239	137,701

	13,516,517	10,951,584

Changes in assets and liabilities:
Accounts receivable	122,294	(338)
Inventories	812,092	(416,108)
Prepaid expenses and sundry deposits	(934,927)	(321,908)
Other assets	35,227	(73,242)
Prepaid, accrued and deferred income taxes	(548,154)	(192,428)
Excess tax benefit from stock-based compensation	(6,144)	(4,907)
Accounts payable	2,570,836	437,983
Accrued expenses	(2,304,660)	192,016
Self insured obligations	334,762	(134,309)
Underfunded pension obligation	168,159	614,505
Deferred compensation and other liabilities	269,678	(756,547)

	519,163	(655,283)

Net cash provided by operating activities	14,035,680	10,296,301

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(11,548,046)	(11,478,563)
Proceeds from disposition of property	15,580	1,584,044
Change in other assets	(286,942)	457,947

Net cash (used in) investing activities	(11,819,408)	(9,436,572)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	4,000,000	5,000,000
Payment of long-term debt and capital lease obligations	(4,386,293)	(4,876,880)
Cash dividends paid	(1,275,931)	(1,225,820)
Proceeds from stock options exercised - new shares issued	83,866	—
Proceeds from stock options exercised - treasury shares re-issued	10,060	8,310
Excess tax benefit from stock-based compensation	6,144	4,907
Treasury shares acquired	—	(256,472)
Treasury shares re-issued	74,773	8,184
Employee stock purchase plan	9,836	8,245

Net cash (used in) financing activities	(1,477,545)	(1,329,526)

Net increase (decrease) in cash and equivalents	738,727	(469,797)
Cash and equivalents at beginning of year	898,779	801,297

Cash and equivalents at end of quarter	$1,637,506	$331,500

Supplemental disclosures:
Interest paid	$943,688	$1,070,037
Income taxes paid	3,126,354	1,986,530
Income tax refunds received	57,201	100
Dividends declared but not paid	663,919	611,764

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE A – ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. and Subsidiaries (the Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All 89 Big Boy restaurants operated by the Company as of December 15, 2009 are located in various regions of Ohio, Kentucky and Indiana. All 35 Golden Corral restaurants operated by the Company as of December 15, 2009 are located primarily in the greater metropolitan areas of Cincinnati, Columbus, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania.

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

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, the additional week needed to make a 53 week year is added to the fourth quarter, resulting in a thirteen week fourth quarter. The current fiscal year will end on Tuesday, June 1, 2010 (fiscal year 2010), a period of 52 weeks. The year that ended June 2, 2009 (fiscal year 2009) was also a 52 week year.

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

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Funds in transit from credit card processors are classified as cash. Highly liquid investments with original maturities of three months or less are considered as cash equivalents.

Receivables

Trade notes and accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of December 15, 2009 and June 2, 2009. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. As of December 15, 2009, two Big Boy restaurant buildings were under construction on land owned by the Company, with estimated costs of approximately $3,220,000 remaining to complete the projects. Several contracts to acquire sites for future development had been entered before December 15, 2009, all of which were cancellable at the Company’s sole discretions while due diligence is pursued under the inspection period provisions of the contracts.

Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $32,000 and $40,000 respectively, for the 28 weeks ended December 15, 2009 and December 16, 2008, and was zero in each of the twelve weeks ended December 15, 2009 and December 16, 2008.

Five Big Boy restaurant facilities, which had been occupied under month-to-month arrangements until litigation was resolved, were acquired on September 1, 2009 for the total sum of $4,000,000. (See Note C- Leased Property. Also see Litigation in Note H – Commitments and Contingencies).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE A – ACCOUNTING POLICIES (CONTINUED)

The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet. Surplus property that is no longer needed by the Company, including two former Big Boy restaurants (one ceased operations near the end of fiscal year 2008 and the other near the end of fiscal year 2009), is classified as “Property held for sale” in the consolidated balance sheet. All of the surplus property is stated at net realizable value. Market values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment.

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

No impairment losses were recognized during either the 28 weeks ended December 15, 2009 or December 16, 2008, or during the twelve week periods ended December 15, 2009 and December 16, 2008. Three Golden Corral restaurants that were determined to be impaired in fiscal year 2008 remain in operation.

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

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of December 15, 2009 and June 2, 2009, the carrying amount of goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company has opened (finite useful lives are subject to amortization) or has the right to open (yet to be determined useful lives are not subject to amortization). Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15 year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, which equates to $85,000 per year in each of the next five years for the 35 Golden Corral restaurants that were in operation as of December 15, 2009, net of three impaired Golden Corral restaurants (see below). Amortization for the 28 weeks ended December 15, 2009 and December 16, 2008 was $46,000 and $46,000 respectively, and was $20,000 and $20,000 respectively, for the twelve weeks ended December 15, 2009 and December 16, 2008.

Other intangible assets are tested annually for impairment and whenever an impairment indicator arises. The remainder of unamortized initial franchise fees associated with three impaired Golden Corral restaurants (see Impairment of Long-Lived Assets elsewhere in Note A – Accounting Policies) were written-off in fiscal year 2008. The three restaurants remain in operation.

Miscellaneous other intangible assets are not currently being amortized because these assets have indefinite or yet to be determined useful lives. An analysis of other intangible assets follows:

	December 15, 2009	June 2, 2009
	(in thousands)

Golden Corral initial franchise fees subject to amortization	$1,280	$1,280

Less accumulated amortization	(625)	(579)

Carrying amount of Golden Corral initial franchise fees subject to amortization	655	701

Current portion of Golden Corral initial franchise fees subject to amortization	(85)	(85)

Golden Corral fees not yet subject to amortization	135	135

Other intangible assets not subject to amortization	56	56

Total other intangible assets	$761	$807

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to other operating costs as incurred.

Revenue Recognition

Revenue from restaurant operations is recognized upon the sale of products as they are sold to customers. All sales revenue is recorded on a net basis, which excludes sales tax collected from being reported as sales revenue and sales tax remitted from being reported as a cost. Revenue from the sale of commissary products to Big Boy restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on certain percentages of sales volume generated in Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, which ordinarily occurs upon the execution of the license agreement, in consideration of the Company’s services to that time.

Revenue from the sale of gift cards is deferred for recognition until the gift card is redeemed by the cardholder, or when the probability becomes remote that the cardholder will demand full performance by the Company and there is no legal obligation to the remit the value of the unredeemed gift card under applicable state escheatment statutes.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE A – ACCOUNTING POLICIES (CONTINUED)

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to other operating costs as incurred:

	28 weeks ended		12 weeks ended
	Dec. 15, 2009	Dec. 16, 2008	Dec. 15, 2009	Dec. 16, 2008
	(in thousands)

Big Boy	$226	$531	$212	$202
Golden Corral	—	—	—	—

	$226	$531	$212	$202

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

The Hourly Pension Plan covers hourly restaurant employees. The Plan was amended on July 1, 2009 to freeze all future accruals for credited service under the Plan after August 31, 2009. The Plan had previously been closed to all hourly paid restaurant employees that were hired after December 31, 1998. Hourly restaurant employees hired January 1, 1999 or after have been eligible to participate in the Frisch’s Restaurants, Inc. Hourly Employees 401(k) Savings Plan (the Hourly Savings Plan), a defined contribution plan that provided a 40 percent match by the Company on the first ten percent of earnings deferred by the participants. The Company’s match had vested on a scale based on length of service that reached 100 percent after four years of service. The Hourly Savings Plan was amended effective September 1, 2009 to provide for immediate vesting along with a 100 percent match from the Company on the first three percent of earnings deferred by participants. All hourly restaurant employees are now eligible to participate, regardless of when hired.

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

Second Quarter Fiscal 2010, Ended December 15, 2009

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

Self-Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Active claims management and post accident drug testing in recent years have effected vast improvements in claims experience. Management performs a comprehensive review each fiscal quarter and adjusts the self- insurance liabilities as deemed appropriate based on claims experience. Below is a summary of reductions or (increases) to the self-insurance liabilities that were credited to or (charged against) earnings:

28 weeks ended		12 weeks ended
Dec. 15, 2009	Dec. 16, 2008	Dec. 15, 2009	Dec. 16, 2008
(in thousands)
$(539)	$42	$(330)	$42

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable and accounts receivable, investments and long-term debt. The carrying values of cash and cash equivalents together with accounts payable and accounts receivable approximate their fair value based on their short term character. The fair value of long-term debt is disclosed in Note B – Long-Term Debt. The Company does not use the fair value option for reporting financial assets and financial liabilities. Therefore, unrealized gains and losses are not reported in earnings. The Company does not use derivative financial instruments.

New Accounting Pronouncements

“The FASB Accounting Standard Codification and Hierarchy of Generally Accepted Accounting Principles” (FASB Accounting Standards Codification) is effective for all interim and annual periods ending after September 15, 2009. It was issued to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied in the preparation of financial statements that conform with generally accepted accounting principles in the United States of America (GAAP). As a result, legacy references to previously issued authoritative accounting literature have not been used in the preparation of the financial statements contained herein for the 28 week and twelve week periods ended December 15, 2009 and December 16, 2008.

“Fair Value Measurements and Disclosures”, FASB Accounting Standards Codification Topic 820 (ASC Topic 820), clarifies the definition of fair value, provides a framework for the measurement of fair value, and expands disclosure requirements about fair value measurements. ASC Topic 820 was effective for fiscal years that begin after November 15, 2007 (fiscal year 2009) for financial assets and liabilities. Its adoption on June 4, 2008 had no material effect on the Company’s financial position or results of operations. The effective date of ASC Topic 820 for non-financial assets and non-financial liabilities is for fiscal years that begin after November 15, 2008 (fiscal year 2010). Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. Its adoption on June 3, 2009 had no material effect on the Company’s financial position or results of operations.

“Subsequent Events”, FASB Accounting Standards Codification Topic 855 (ASC Topic 855), establishes general standards of accounting for and disclosure of events occurring subsequent to the date of the balance sheet, but before financial statements are issued. ASC Topic 855 is applicable to the Company’s interim and annual periods that end after June 15, 2009. The Company evaluated all transactions that occurred after December 15, 2009 through the date the financial statements contained herein were issued, January 20, 2010. The evaluation determined that no material recognizable subsequent events had occurred.

“Employers’ Disclosure about Post Retirement Benefit Plan Assets”, FASB Accounting Standards Codification Topic 715-20 (ASC Topic 715-20), requires expanded disclosures about plan assets in an employer’s defined benefit pension or other post retirement plan. The expanded disclosures require information to be provided on how investment decisions are made, the major categories of plan assets, input and valuation techniques used to measure fair value of plan assets, and concentrations of risk with plan assets. The Company will report the expanded disclosures required by ASC Topic 715-20 in its annual financial statements for the period ending June 1, 2010.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE B – LONG-TERM DEBT

	December 15, 2009		June 2, 2009
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$ —	$—	$1,000
Term Loans	6,761	18,486	6,851	20,962
Revolving Credit Agreement -
Revolving Loan	—	—	—	—
2007 Term Loan (former Bullet Loan)	272	—	890	—
2009 Term Loan	951	2,972	—	—

	$7,984	$21,458	$7,741	$21,962

The portion payable after one year matures as follows:

	December 15, 2009	June 2, 2009
	(in thousands)
Period ending in 2011	$6,920	$7,424
2012	5,868	5,119
2013	4,084	3,848
2014	2.650	2,808
2015	1,609	1,894
Subsequent to 2015	327	869

	$21,458	$21,962

The Company has two loan agreements in place with the same lending institution, under which the Company may not assume or permit to exist any other indebtedness. Both of these loan agreements were amended and restated in September 2009.

The Construction Draw Facility (the Facility) is an unsecured draw credit line intended to finance new restaurant construction. The September 2009 amendment increased the amount available to be borrowed from $4,500,000 to $8,000,000. Unless it is extended sooner, the Facility is currently scheduled to expire October 21, 2010.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE B – LONG TERM DEBT (CONTINUED)

As of December 15, 2009, the aggregate outstanding balance under the Facility was $25,247,000, which consisted entirely of Term Loans. There was no balance in the Construction Phase awaiting conversion. Since the inception of the Facility, sixteen of the Term Loans ($37,500,000 out of $84,500,000 in original notes) have been retired as of December 15, 2009. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.07 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $686,000, expiring in various periods ranging from August 2010 through August 2016. Prepayments of the existing Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. The September 2009 amendment to the Facility added a breakfunding provision. For Term Loans initiated after September 2009, the Company has been granted the option at the time of conversion to include a small premium over the otherwise applicable fixed interest rate in exchange for the right to prepay in whole or in part at anytime without incurring a prepayment fee. Unless the Facility is extended sooner, any outstanding amount in the Construction Phase that has not been converted into a Term Loan on October 21, 2010 shall mature and be payable in full at that time.

The Revolving Credit Agreement is comprised of three separate loans. Its primary function is to provide an unsecured Revolving Loan that allows for borrowing of up to $5,000,000 to fund temporary working capital needs through October 21, 2010, unless extended sooner. The Revolving Loan, none of which was outstanding as of December 15, 2009, will mature and be payable in full October 21, 2010, unless extended sooner. It is subject to a 30 consecutive day out-of-debt period each year. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is also subject to a .25 percent unused commitment fee.

The 2007 Term Loan (a bullet loan prior to March 15, 2007) requires 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate. The final payment is due March 15, 2010. The 2007 Term Loan is secured by mortgages that encumber the real property of two Golden Corral restaurants that have an approximate book value of $3,895,000 as of December 15, 2009.

The 2009 Term Loan was borrowed in September 2009 to fund the acquisition of five Big Boy restaurants from the landlord of the facilities. (See Note C – Leased Property. Also see Litigation in Note H – Commitments and Contingencies.) The 2009 Term Loan requires 48 monthly installments of $89,000 including principal and interest at a fixed 3.47 percent rate. The final payment is due October 21, 2013. The 2009 Term Loan is unsecured.

Both the Construction Draw Facility and the Revolving Credit Agreement contain covenants relating to cash flows, debt levels, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of December 15, 2009. Compensating balances are not required by these loan agreements.

The fair values of the fixed rate Term Loan within the Construction Draw Facility as shown in the following table are based on fixed rates that would be available at December 15, 2009 if the loans could be refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of all other long-term debt approximates fair value.

	Carrying Value	Fair Value

Term Loans under Construction Draw Facility	$25,247,000	$26,551,000

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE C – LEASED PROPERTY

Although the Company’s policy is to own the property on which it operates restaurants, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to twenty years, and/or have favorable purchase options. As of December 15, 2009, 22 restaurants were in operation on non-owned premises. All of the 22 leases are operating leases, of which fifteen are for Big Boy operations and seven are for Golden Corral operations.

Five Big Boy restaurant facilities, which had been occupied under month-to-month arrangements, were acquired from the landlord in September 2009 for the total sum of $4,000,000. The purchase prices had been the subject of litigation (see Litigation in Note H – Commitments and Contingencies). Residual value guarantees on the five leases aggregating $2,101,000 were retired as a result of the acquisitions. The guarantees had been included as a current liability in the consolidated balance sheet as of June 2, 2009 under the caption “accrued expenses.”

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

Amortization of capitalized lease assets is computed on the straight-line method over the primary terms of the leases. An analysis of the capitalized leased property follows:

	Asset balances at
	December 15, 2009	June 2, 2009
	(in thousands)
Delivery and other equipment	$1,334	$1,558
Less accumulated amortization	(890)	(998)

	$444	$560

Rent expense under operating leases (including the month-to-month arrangements that were in place until September 1, 2009):

	28 weeks ended		12 weeks ended
	Dec. 15, 2009	Dec. 16, 2008	Dec. 15, 2009	Dec. 16, 2008
	(in thousands)
Minimum rentals	$1,080	$1,273	$395	$540
Contingent payments	10	24	—	12

	$1,090	$1,297	$395	$552

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE C – LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases are summarized below:

Period ending December 15,	Capitalized leases	Operating leases
	(in thousands)
2010	$262	$1,629
2011	220	1,613
2012	73	1,518
2013	—	1,505
2014	—	1,498
2015 to 2027	—	11,273

Total	555	$19,036
Amount representing interest	(44)

Present value of obligations	511
Portion due within one-year	(232)

Long-term obligations	$279

NOTE D—CAPITAL STOCK

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

Second Quarter Fiscal 2010, Ended December 15, 2009

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

As of December 15, 2009, options to purchase 290,250 shares had been cumulatively granted under the Plan, including 23,000 that belong to the President and Chief Executive Officer (CEO). The outstanding options belonging to the CEO that were granted before October 2009 (20,000) vested six months from the date of the grant. Beginning in October 2009, options granted to the CEO pursuant to the terms of his employment agreement (3,000) will vest one year from the date of grant. Outstanding options granted to other key employees vest in three equal annual installments, while outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

As of December 15, 2009, 545,500 shares remain available to be optioned, including 35,750 shares granted that were subsequently forfeited, which are again available to be granted in accordance with the “Re-Use of Shares” provision of the Plan. There were 240,088 options outstanding as of December 15, 2009.

No other awards—stock appreciation rights, restricted stock award, unrestricted stock award or performance award—have been granted under the 2003 Stock Option and Incentive Plan as of December 15, 2009.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan originally authorized the grant of stock options for up to 562,432 shares (as adjusted for changes in capitalization in earlier years) of the common stock of the Company for a ten-year period beginning in May 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. The Board of Directors adopted certain amendments in December 2006 to bring the Amended Plan into compliance with the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code.

Options to purchase 556,228 shares were cumulatively granted under the 1993 Stock Option Plan and the Amended Plan before granting authority expired October 4, 2008. As of December 15, 2009, 270,481 shares granted remain outstanding, including 211,478 that belong to the CEO.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE D – CAPITAL STOCK (CONTINUED)

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

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of December 15, 2009:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	443,236	$20.93
Granted	72,500	$26.53
Exercised	(4,417)	$21.26
Forfeited or expired	(750)	$26.72

Outstanding at end of quarter	510,569	$21.72	4.95 years	$2,026

Exercisable at end of quarter	417,734	$20.67	3.99 years	$2,016

The intrinsic value of stock options exercised during the 28 weeks ended December 15, 2009 and December 16, 2008 was $36,000 and $14,000, respectively.

Stock options outstanding and exercisable as of December 15, 2009 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	63,478	$10.62	.51 years
$13.01 to $18.00	49,167	$13.80	1.56 years
$18.01 to $24.20	179,168	$20.72	4.91 years
$24.21 to $31.40	218,756	$27.53	7.04 years
$ 8.31 to $31.40	510,569	$21.72	4.95 years

Exercisable:
$ 8.31 to $13.00	63,478	$10.62	.51 years
$13.01 to $18.00	49,167	$13.80	1.56 years
$18.01 to $24.20	164,833	$20.47	4.59 years
$24.21 to $31.40	140,256	$27.87	5.72 years
$ 8.31 to $31.40	417,734	$20.67	3.99 years

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE D – CAPITAL STOCK (CONTINUED)

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock measured at 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of October 31, 2009 (latest available data), 145,488 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of October 31, 2009, the custodian held 40,072 shares on behalf of employees.

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of December 15, 2009, 40,792 shares remained in the FESP reserve, including 10,196 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of December 15, 2009, the Company’s treasury held 2,478,706 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through January 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

Under the repurchase program authorized in January 2008, which expired in January 2010, the Company acquired 38,681 shares over the two-year life of the authorization at a cost of approximately $857,000. No shares were repurchased from June 3, 2009 through December 15, 2009, or thereafter.

On January 6, 2010, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of common stock in the open market or through block trades over a two-year period that will expire January 6, 2012.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE D – CAPITAL STOCK (CONTINUED)

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share			Diluted earnings per share
	Weighted average shares outstanding	EPS	Stock equivalents	Weighted average shares outstanding	EPS
28 weeks ended:

December 15, 2009	5,104,443	$1.05	106,996	5,211,439	$1.03
December 16, 2008	5,105,391	$0.86	60,320	5,165,711	$0.85

Stock options to purchase 162,000 shares during the twenty-eight weeks ended December 15, 2009 and 226,400 shares during the twenty-eight weeks ended December 16, 2008 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

12 weeks ended:

December 15, 2009	5,107,058	$.46	88,972	5,196,030	$.46
December 16, 2008	5,102,635	$.43	41,731	5,144,366	$.43

Stock options to purchase 198,000 shares during the twelve weeks ended December 15, 2009 and 319,900 shares during the twelve weeks ended December 16, 2008 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Share-Based Payment (Compensation Cost)

The fair value of stock options granted is recognized as compensation cost in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. Compensation costs arising from stock options granted are shown below:

	28 weeks ended		12 weeks ended
	Dec. 15, 2009	Dec. 16, 2008	Dec. 15, 2009	Dec. 16, 2008
	(in thousands)
Charged to administrative and advertising expense	$175	$138	$94	$60
Tax benefit	60	47	32	20

Total share-based compensation cost, net of tax	$115	$91	$62	$40

Effect on basic earnings per share	$.02	$.02	$.01	$.01

Effect on diluted earnings per share	$.02	$.02	$.01	$.01

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE D – CAPITAL STOCK (CONTINUED)

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, developed with the following assumptions:

	28 weeks ended		12 weeks ended
	Dec. 15, 2009	Dec. 16, 2008	Dec. 15, 2009	Dec. 16, 2008
Weighted average fair value of options	$7.88	$5.47	$7.32	$4.81

Dividend yield	1.9% - 2.0%	2.0% - 2.5%	2.0%	2.5%
Expected volatility	32%	29% - 32%	32%	32%
Risk free interest rate	2.8% - 3.3%	2.4% - 3.5%	2.8%	2.4%
Expected lives	6 years	5 years	6 years	5 years

Dividend yield is based on the Company’s current dividend yield, which is considered the best estimate of projected dividend yields within the contractual life of the options. Expected volatility is based on the historical volatility of the Company’s stock using the month end closing price of the previous six years. Risk free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant for periods within the expected life of the option. Expected life represents the period of time the options are expected to be outstanding.

As of December 15, 2009, there was $518,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.07 years.

Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in Note D – Capital Stock). Compensation costs related to the Employee Stock Purchase Plan, determined at the end of each semi-annual offering period – October 31 and April 30, amounted to $28,000 and $34,000 respectively, during the 28 weeks ended December 15, 2009 and December 16, 2008.

NOTE E – PENSION PLANS

As discussed more fully under Benefit Plans in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for all three retirement plans is shown below:

	28 weeks ended		12 weeks ended
Net periodic pension cost components	Dec. 15, 2009	Dec. 16, 2008	Dec. 15, 2009	Dec. 16, 2008
	(in thousands)
Service cost	$816	$869	$350	$373
Interest cost	981	936	420	401
Expected return on plan assets	(847)	(1,103)	(363)	(473)
Amortization of prior service cost	5	9	2	4
Recognized net actuarial loss	288	138	123	59
Settlement loss	90	—	39	—
Curtailment cost	49	—	—	—

Net periodic pension cost	$1,382	$849	$571	$364

Weighted average discount rate	6.50%	6.50%	6.50%	6.50%
Weighted average rate of compensation increase	4.00%	4.50%	4.00%	4.50%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE E – PENSION PLANS (CONTINUED)

The Company contributes amounts to the two qualified defined benefit pension plans that are sufficient to satisfy legal funding requirements, plus discretionary tax-deductible amounts that may be deemed advisable. Although no contributions are needed to meet minimum funding requirements for the year that will end on June 1, 2010, discretionary contributions are currently anticipated at a level of $1,625,000, including $775,000 that had been contributed through December 15, 2009. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon the retirement of the participants.

At the end of fiscal year 2009, the Company’s equity was reduced by approximately $5,000,000, net of tax, to recognize underfunding in the defined benefit pension plans, which was the direct result of steep market declines in the equity securities that comprise 70 percent of the target allocation of the pension plans’ assets. In addition, the market declines will likely have a material adverse effect on future funding requirements and result in the recognition of much higher net periodic pension costs for years to come. Net periodic pension cost for the year that will end June 1, 2010 is currently expected to be in the range of $2,500,000 to $2,600,000.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) was $134,000 and $171,000 respectively, during the 28 weeks ended December 15, 2009 and December 16, 2008, and was $58,000 and $73,000 respectively, for the twelve weeks ended December 15, 2009 and December 16, 2008. Contributions of $317,000 and $216,000 were respectively made to the Plan in December 2009 and December 2008. In addition, the compensation section of the President and Chief Executive Officer’s (CEO) employment agreement calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In the 28 weeks ended December 15, 2009 and December 16, 2008, matching contributions to the 401(k) plans amounted to $90,000 and $89,000 respectively, and were $40,000 and $38,000 respectively, during the twelve weeks ended December 15, 2009 and December 16, 2008. Matching contributions to FESP were $16,000 and $14,000 respectively, during the 28 weeks ended December 15, 2009 and December 16, 2008, and were $6,000 in each of the twelve weeks ended December 15, 2009 and December 16, 2008.

The Company does not sponsor post retirement health care benefits.

NOTE F – COMPREHENSIVE INCOME

	28 weeks ended		12 weeks ended
	Dec. 15, 2009	Dec. 16, 2008	Dec. 15, 2009	Dec. 16, 2008
	(in thousands)
Net earnings	$5,357	$4,391	$2,369	$2,215
Amortization of amounts included in net periodic pension cost	432	147	164	63
Tax effect	(147)	(50)	(56)	(21)

Comprehensive income	$5,642	$4,488	$2,477	$2,257

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE G – SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	28 weeks ended		12 weeks ended
	Dec. 15, 2009	Dec. 16, 2008	Dec. 15, 2009	Dec. 16, 2008
	(in thousands)
Sales
Big Boy	$103,732	$104,219	$46,279	46,657
Golden Corral	53,149	54,756	21,620	22,436

	$156,881	$158,975	$67,899	$69,093

Earnings before income taxes
Big Boy	$11,105	$10,085	$5,560	$5,178
Opening expense	(226)	(532)	(212)	(202)

Total Big Boy	10,879	9,553	5,348	4,976

Golden Corral	1,583	(77)	192	35
Opening expense	—	—	—	—

Total Golden Corral	1,583	(77)	192	35

Total restaurant level profit	12,462	9,476	5,540	5,011
Administrative expense	(4,307)	(4,012)	(1,917)	(1,682)
Franchise fees and other revenue	688	692	296	291
Gain on asset sales	—	1,116	—	—

Operating profit	8,843	7,272	3,919	3,620
Interest expense	(965)	(1,087)	(434)	(498)

Earnings before income taxes	$7,878	$6,185	$3,485	$3,122

Depreciation and amortization
Big Boy	$4,456	$4,258	$1,937	$1,894
Golden Corral	2,980	3,007	1,278	1,286

	$7,436	$7,265	$3,215	$3,180

Capital expenditures
Big Boy	$9,933	$10,310	$3,049	$3,415
Golden Corral	1,615	1,169	990	469

	$11,548	$11,479	$4,039	$3,884

	As of
	Dec. 15, 2009	June 2, 2009
Identifiable assets
Big Boy	$109,975	$102,886
Golden Corral	72,401	74,090

	$182,376	$176,976

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE H – COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $11,304,000, $5,231,000, $3,641,000, $1,737,000 and $19,000 respectively, for the periods ending December 15, 2010, 2011, 2012, 2013 and 2014. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation

In April 2008, the Company filed five separate lawsuits against the lessor of five properties on which the Company operates five Big Boy restaurants. The Company’s complaints claimed breach of contract and asked for declaratory relief and specific performance to force the lessor to allow the Company to purchase the underlying properties for certain amounts that are specified in the lease agreements, which taken together amounted to $2,472,000. The lessor claimed that the Company must purchase the properties for a larger amount based upon alternative values in the lease agreements and market appraisal values. The lessor filed a lawsuit against the Company in April 2008. Its complaint asked for declaratory relief and specific performance as to the same disputed leases.

The parties entered into a settlement agreement effective August 24, 2009, settling all claims and counterclaims that had been asserted in the six lawsuits. In consideration of the settlement agreement, the lessor agreed to sell, and the Company agreed to purchase, the five properties for the total sum of $4,000,000. The real estate transactions were completed in September 2009.

The Company is subject to various other claims and suits that arise from time to time in the ordinary course of business. Management does not presently believe that the resolution of any claims currently outstanding will materially affect the Company’s earnings, cash flows or financial position. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes that adequate provisions for losses are already included in the consolidated financial statements.

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

As of December 15, 2009, the Company operated 22 restaurants on non-owned properties (see Note C – Leased Properties). Two of the leases provide for contingent rental payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Second Quarter Fiscal 2010, Ended December 15, 2009

NOTE I—RELATED PARTY TRANSACTIONS

The Chief Executive Officer of the Company (Craig F. Maier), who also serves as a director of the Company, owns a Big Boy restaurant licensed to him by the Company. Another officer and director of the Company (Karen F. Maier) is a part owner of a Big Boy restaurant that is licensed to her and her siblings (excluding Craig F. Maier). Until her death in September 2009, Blanche F. Maier (the mother of Craig F. Maier and Karen F. Maier) served as a director of the Company. Certain other family members of Mrs. Maier’s also own a licensed Big Boy restaurant.

These three restaurants are operated by the Company and pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $2,684,000 and $2,714,000 respectively, during the 28 weeks ended December 15, 2009 and December 16, 2008, and was $1,206,000 and $1,199,000 respectively, during the twelve weeks ended December 15, 2009 and December 16, 2008. The amount owed to the Company from these restaurants was $101,000 and $86,000 respectively, as of December 15, 2009 and June 2, 2009. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons or entities having no relationship with the Company.

The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company until her death in September 2009, commenced in March 2005. On March 1, 2009, the monthly payment was increased to $18,753 from $18,744 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation to Mrs. Maier’s Estate, approximating $863,000, is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $170,000 is included in current liabilities in the consolidated balance sheet.

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

Sentences that contain words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue(s),” “assumption(s),” “goal(s),” “target” and similar words (or derivatives thereof) are generally used to distinguish “forward-looking statements” from historical or present facts.

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

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (Company) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet style “Golden Corral” restaurants. As of December 15, 2009, 89 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

The Company has no off-balance sheet arrangements other than operating leases that are entered from time to time during the normal course of business. The Company does not use special purpose entities.

The Company’s Second Quarter of Fiscal 2010 consists of the twelve weeks ended December 15, 2009, and compares with the twelve weeks ended December 16, 2008, which constituted the Second Quarter of Fiscal 2009. The First Half of Fiscal 2010 consists of the 28 weeks ended December 15, 2009, and compares with the 28 weeks ended December 16, 2008, which constituted the First Half of Fiscal 2009. The first half of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains 28 weeks, whereas the second half of the year normally contains only 24 weeks. The upcoming twelve-week third quarter in particular can be a disproportionately smaller share of annual revenue and earnings because it spans most of the winter season from mid December through early March. Winter storms can adversely affect results of operations, which are particularly vulnerable if severe winter weather should develop over a prolonged period. References to Fiscal 2010 refer to the 52 week year that will end on June 1, 2010. References to Fiscal 2009 refer to the 52 week year that ended June 2, 2009.

Sales amounted to $67,899,000 during the Second Quarter of Fiscal 2010, which was $1,194,000 lower than the Second Quarter of Fiscal 2009. Net earnings for the Second Quarter of Fiscal 2010 were $2,369,000, or diluted earnings per share (EPS) of $.46, which compares with $2,216,000, or diluted EPS of $.43 in the Second Quarter of Fiscal 2009. The improvement in net earnings was achieved despite a higher effective tax rate: 32 percent in the Second Quarter of Fiscal 2010 versus 29 percent in the Second Quarter of Fiscal 2009. Factors having a noteworthy effect on pretax earnings when comparing the Second Quarter of Fiscal 2010 with the Second Quarter of Fiscal 2009:

•	Big Boy same store sales decreased .4 percent

•	Golden Corral same store sales decreased 3.6 percent

•	As a percentage of sales, food costs decreased to 33.6 percent from 35.4 percent

•	As a percentage of sales, payroll and related costs increased to 33.5 percent from 32.6 percent

•	Self-insurance reserve adjustment—$330,000 was charged against earnings in the Second Quarter of Fiscal 2010 vs. $42,000 credited to earnings in the Second Quarter of Fiscal 2009

Sales amounted to $156,881,000 during the First Half of Fiscal 2010, which was $2,094,000 lower than the First Half of Fiscal 2009. Net earnings for the First Half of Fiscal 2010 were $5,357,000, or diluted EPS of $1.03, which compares with $4,391,000, or diluted EPS of $.85 in the First Half of Fiscal 2009. The effective tax rate was 32 percent throughout the First Half of Fiscal 2010. It was 29 percent throughout the First Half of Fiscal 2009. Factors having a noteworthy effect on pretax earnings when comparing the First Half of Fiscal 2010 with the First Half of Fiscal 2009:

•	Big Boy same store sales decreased .2 percent

•	Golden Corral same store sales decreased 2.9 percent

•	As a percentage of sales, food costs decreased to 33.8 percent from 36.3 percent

•	As a percentage of sales, payroll and related costs increased to 33.5 percent from 32.8 percent

•	New store opening costs were $305,000 lower

•	Self-insurance reserve adjustment—$539,000 was charged against earnings in the First Half of Fiscal 2010 vs. $42,000 credited to earnings in the First Half of Fiscal 2009

•	Gains on sales of real estate – zero during the First half of Fiscal 2010 vs. $1,116,000 in the First Half of Fiscal 2009

Increases in the minimum wage continue to place pressure on the Company’s operating margins:

•

In Ohio, where more than two-thirds of the Company’s payroll costs are incurred, the minimum wage for non-tipped employees was increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was increased to $7.00 per hour on January 1, 2008 and to $7.30 per hour on January 1, 2009. There was no increase on January 1, 2010.

•

The minimum wage for tipped employees in Ohio increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was increased to $3.50 per hour on January 1, 2008 and to $3.65 per hour on January 1, 2009. There was no increase on January 1, 2010.

•

Federal minimum wage statutes currently apply to substantially all other (non-Ohio) employees. The federal minimum wage for non-tipped employees increased from $5.15 per hour to $5.85 per hour in July 2007. It was increased to $6.55 per hour in July 2008 and to $7.25 per hour in July 2009. The rate for tipped employees (non-Ohio) was not affected by the federal legislation, remaining at $2.13 per hour.

The effects of paying the required higher hourly rates of pay have effectively been countered through the combination of higher menu prices charged to customers and reductions in the number of hours that employees are permitted to work. Without benefit of further reductions in labor hours, the July 2009 federal minimum wage increase to $7.25 per hour would have increased annual payroll costs in non-Ohio restaurants by an estimated $400,000.

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

	Second Quarter		First Half
	Dec. 15,	Dec. 16,	Dec. 15,	Dec. 16,
	2009	2008	2009	2008
	(in thousands)
Big Boy restaurant sales	$44,038	$44,290	$98,555	$98,709
Wholesale sales to licensees	2,000	2,170	4,672	5,019
Other wholesale sales	241	197	505	491

Total Big Boy Sales	46,279	46,657	103,732	104,219

Golden Corral sales	21,620	22,436	53,149	54,756

Consolidated restaurant sales	$67,899	$69,093	$156,881	$158,975

Lower Big Boy sales shown in the above table include a same store sales decrease of .4 percent in the Second Quarter of Fiscal 2010 (on a customer count decrease of 2.1 percent) and a decrease of .2 percent in the First Half of Fiscal 2010 (on a 2.2 percent decrease in customer counts). The Big Boy same store sales comparisons include average menu price increases of 1.0 percent and 2.4 percent implemented respectively in September 2009 and September 2008. In addition, a 1.4 percent increase was put into place in February 2009. Another increase is currently planned for February 2010. It should be noted that Big Boy sales for the First Half of Fiscal 2009 were adversely affected by a restaurant that was taken out of service for approximately three months while a replacement building was being constructed on the same site.

The Company operated 89 Big Boy restaurants as of December 15, 2009. The count of 89 includes one new restaurant that opened on November 30, 2009 near Hamilton, Ohio (Cincinnati market). In addition, a new restaurant facility was opened on September 30, 2009 in Lawrenceburg, Indiana (Cincinnati market), replacing an older facility. There was no sales interruption. The restaurant count also includes two new restaurants that opened respectively in August and October 2008, minus one low volume Big Boy restaurant that ceased operating at the end of Fiscal 2009. Two new Big Boy restaurants are currently under construction, scheduled to open respectively in March 2010 in Independence, Kentucky (Cincinnati market) and in April 2010 in Shepherdsville, Kentucky (Louisville market).

Lower Golden Corral sales shown in the above table include a same store sales decrease of 3.6 percent in the Second Quarter of Fiscal 2010 (on a customer count decrease of 4.3 percent) and a decrease of 2.9 percent in the First Half of Fiscal 2010 (on a 4.8 percent decrease in customer counts). The Golden Corral same store sales comparisons include average menu price increases of .3 percent, 2.5 percent and .5 percent implemented respectively in May 2009, September 2008 and June 2008. The Golden Corral segment of the Company has now suffered a same store sales decrease in twenty of the last 25 quarters.

The Company operated 35 Golden Corral restaurants as of December 15, 2009, all of which are included in the same store sales comparison. No further development of Golden Corral restaurants is currently planned.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	Second Quarter		First Half
	Dec. 15,	Dec. 16,	Dec. 15,	Dec. 16,
	2009	2008	2009	2008
	(in thousands)
Big Boy gross profit	$6,467	$6,099	$13,379	$12,057
Golden Corral gross profit	664	538	2,738	1,154

Total gross profit	$7,131	$6,637	$16,117	$13,211

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows, which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	Second Quarter						First Half
	12 weeks 12/15/09			12 weeks 12/16/08			28 weeks 12/15/09			28 weeks 12/16/08
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Food and Paper	33.6	31.8	37.3	35.4	34.1	38.3	33.8	32.1	37.2	36.3	34.6	39.6

Payroll and Related	33.5	35.3	29.7	32.6	34.0	29.8	33.5	35.6	29.3	32.8	34.5	29.6

Other Operating Costs (including opening costs)	22.4	18.9	29.9	22.3	18.9	29.6	22.4	19.4	28.4	22.6	19.3	28.7

Gross Profit	10.5	14.0	3.1	9.7	13.0	2.3	10.3	12.9	5.1	8.3	11.6	2.1

Food cost deflation continued through the First Half of Fiscal 2010. The commodity markets for beef, pork, seafood and dairy all experienced significant year-over-year price reductions. Evidence of the relief can be clearly identified by the much lower food and paper cost percentages shown in the above table. Notwithstanding these improvements, the favorable dairy market has now ended and beef, pork and other commodity prices are beginning to trend modestly upwards. Food and paper cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet line.

Management’s resolve to reduce the number of hours worked by hourly paid employees (in response to mandated increases in the minimum wage) continued through the First Half of Fiscal 2010. In addition, the Golden Corral segment achieved additional reductions in hours by launching a program that allows customers to help themselves to plates and silverware, which were previously brought to tables by servers. However, the cost savings from the reductions in hours were offset by several other factors that drove the payroll and related percentages higher during both the First Quarter of Fiscal 2010 and the First Half of Fiscal 2010. These factors include higher payments of incentive compensation to restaurant managers commensurate with improved earnings, higher medical insurance premiums, higher pension costs, and certain charges against earnings to increase the Company’s reserves for its self-insured workers’ compensation program.

Medical insurance premiums escalated by almost fifteen percent for the plan year that ran January 1, 2009 through December 31, 2009, rising to over $9,400,000. The Company typically absorbs 75 to 80 percent of the cost, with employees contributing the remaining 20 to 25 percent. Premium cost is currently expected to be 2.5 percent higher in the 2010 calendar year. Management is closely monitoring health care reform legislation and its potential effects upon the Company.

Net periodic pension cost was $571,000 and $364,000 respectively, in the Second Quarter of Fiscal 2010 and the Second Quarter of Fiscal 2009. Net periodic pension cost was $1,382,000 and $849,000 respectively, in the First Half of Fiscal 2010 and the First Half of Fiscal 2009. The higher cost is primarily the result of Fiscal 2009’s significant market losses in equity securities, which are the principal funding source for the pension trusts. The market losses in Fiscal 2009 required underfunded status of the pension plans to be recognized at June 2, 2009, which resulted in a reduction in the Company’s equity of approximately $5,000,000, net of tax. Absent a material restoration in the values of the securities, future funding requirements will be adversely affected, and much higher levels of net periodic pension costs will need to be recognized for years to come. Although no contributions are needed to meet minimum funding requirements for Fiscal 2010, discretionary contributions are currently planned at a level of $1,625,000, of which $775,000 had been contributed during the First Half of Fiscal 2010.

Management performs a comprehensive review each quarter of its self-insurance program for Ohio workers’ compensation and adjusts its reserves as deemed appropriate based on claims experience. The reserves were increased by $330,000 in the Second Quarter of Fiscal 2010, bringing the total charge against earnings during the First Half of Fiscal 2010 to $539,000. The reserves were decreased by $42,000 during the First Half of Fiscal 2009, effected through a charge against earnings in the Second Quarter of Fiscal 2009.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; plus costs relating to field supervision, accounting and payroll preparation costs, franchise fees for Golden Corral restaurants, new restaurant opening costs and many other restaurant operating costs. As most of these expenses tend to be fixed costs, the percentages shown in the above table are greatly affected by changes in same store sales levels. Opening costs (all for Big Boy) were $212,000 and $202,000 respectively during the Second Quarter of Fiscal 2010 and the Second Quarter of Fiscal 2009. For the First Half of Fiscal 2010, opening costs (all for Big Boy) were $226,000. Opening costs were $531,000 (all for Big Boy) in the First Half of Fiscal 2009. Other operating costs are a much higher percentage of sales for the Golden Corral segment (compared with the Big Boy segment) because they have a larger physical facility and sales volumes remain well below management’s original expectations.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit, while franchise fees and other revenue are added to it. Gains and losses from the sale of real property (if any) are then respectively added or subtracted. Charges for the impairment of assets (if any) are also included in the measure of operating profit.

Administrative and advertising expense increased $199,000 and $215,000 respectively, in the Second Quarter of Fiscal 2010 and the First Half of Fiscal 2010 when compared with comparable periods a year ago. The increases include higher accruals for incentive compensation and stock based compensation costs.

Revenue from franchise fees is based on sales volumes generated by Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of December 15, 2009, 25 Big Boy restaurants were licensed to other operators and paying franchise fees to the Company, a reduction of one restaurant from a year ago. Other revenue includes certain other fees earned from restaurants licensed to others along with minor amounts of rent and investment income.

There were no sales of real property during the First Half of Fiscal 2010. Gains from the sale of real property amounted to $1,116,000 during the First Half of Fiscal 2009. The gains resulted primarily from the disposition in the first quarter of fiscal 2009 of a Big Boy restaurant that had ceased operations June 2008. Aggregate proceeds amounted to $1,581,000.

No impairment of assets was recorded during any of the periods presented in this MD&A.

Interest Expense

Interest expense decreased $65,000 and $122,000 respectively, in the Second Quarter of Fiscal 2010 and the First Half of Fiscal 2010 when compared with comparable periods a year ago. The decreases are principally the result of lower debt levels.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 32 percent throughout the First Half of Fiscal 2010 and was 29 percent throughout the First Half of Fiscal 2009. These rates have been kept consistently low through the Company’s use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. These credits are generally less favorable to the effective tax rate when pretax earnings increase.

LIQUIDITY and CAPITAL RESOURCES

Sources of Funds

Food sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all sales to restaurant customers are received in currency or are settled by debit or credit cards. The primary source of cash provided by operating activities is net earnings plus depreciation and impairment of assets (if any). Other sources of cash may include borrowing against credit lines, proceeds received when stock options are exercised and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion) and dividends.

Working Capital Practices

The Company has historically maintained a strategic negative working capital position, a common practice in the restaurant industry. The working capital deficit was $17,640,000 as of December 15, 2009 and was $16,552,000 as of June 2, 2009. As significant cash flows are consistently provided by operations, and credit lines remain readily available, the continued use of this practice should not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments shown in the following table.

Aggregated Information about Contractual Obligations and Commercial Commitments December 15, 2009

		Payments due by period (in thousands)
		Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
	Long-Term Debt	$29,441	$7,984	$6,920	$5,868	$4,083	$2,650	$1,936
	Rent due under Capital Lease Obligations	555	262	220	73	—	—	—
	Rent due under Operating Leases	19,036	1,629	1,613	1,518	1,505	1,498	11,273
1	Unconditional Purchase Obligations	21,932	11,304	5,231	3,641	1,737	19	—
2	Other Long-Term Obligations	1,206	227	231	233	236	239	40
	Total Contractual Cash Obligations	$72,170	$21,406	$14,215	$11,333	$7,561	$4,406	$13,249

1	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property (if any). Does not include agreements that are cancellable without penalty.
2	Deferred compensation liability.

In September 2009, the amount that may be borrowed under the terms of the Company’s Construction Draw Credit Facility was increased by $3,500,000, which brought the amount available to be drawn upon to $8,000,000, all of which currently remains readily available. In addition, a $5,000,000 revolving loan (currently unused) is also readily available if needed to fund temporary working capital. The Company is in compliance with the covenants contained in both of the credit facilities. The Company expects no difficulties in extending both of these facilities prior to their scheduled expirations in October 2010.

Operating Activities

Operating cash flows were $14,036,000 in the First Half of Fiscal 2010, which compares with $10,296,000 in the First Half of Fiscal 2009. The increase in operating cash flows is primarily attributable to higher net earnings plus normal working capital changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which can and do fluctuate widely from quarter to quarter. Management measures cash flows from the operation of the business by simply adding to net earnings certain non-cash expenses such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of assets (if any) and stock based compensation cost. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $13,517,000 in the First Half of Fiscal 2010 and $10,952,000 in the First Half of Fiscal 2009.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $11,548,000 during the First Half of Fiscal 2010, which compares with $11,479,000 in the First Half of Fiscal 2009. This year’s capital spending includes $9,933,000 for Big Boy restaurants and $1,615,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction and acquisitions of existing leased

Big Boy restaurants from the landlords, plus on-going reinvestments in existing restaurants including remodelings, kitchen and dining room expansions, routine equipment replacements and other maintenance capital expenditures.

There were no proceeds from the disposition of real property during the First Half of Fiscal 2010. Proceeds from the disposition of property during the First Half of Fiscal 2009 amounted to $1,584,000, primarily reflecting the sale of an older Big Boy restaurant that had ceased operations in June 2008. Its sale resulted in a gain of $1,072,000.

Financing Activities

Borrowing against credit lines amounted to $4,000,000 during the First Half of Fiscal 2010, none of which was borrowed during the Second Quarter of Fiscal 2010. Scheduled and other payments of long-term debt and capital lease obligations amounted to $4,386,000 during the First Half of Fiscal 2010. Regular quarterly cash dividends paid to shareholders during the First Half of Fiscal 2010 amounted to $1,276,000. In addition, a $.13 per share dividend was declared but not paid as of December 15, 2009. Its payment of $664,000 on January 8, 2010 was the 196th consecutive quarterly dividend paid by the Company. The Company expects to continue its 49 year practice of paying regular quarterly cash dividends.

During the First Half of Fiscal 2010, 4,417 shares of the Company’s common stock were issued pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $94,000. As of December 15, 2009, 511,000 shares granted under the Company’s two stock option plans remain outstanding, including 418,000 fully vested shares at a weighted average exercise price per share of $20.67. As of December 15, 2009, 545,500 shares remained available to be granted under the 2003 Stock Option and Incentive Plan, which is net of 72,500 options granted during the First Half of Fiscal 2010: 51,500 options were granted to employees in June 2009, and in October 2009 3,000 option shares were granted to the Chief Executive Officer along with 18,000 to non-employee members of the Board of Directors.

The Company acquired 38,681 of its common shares over the two-year life of a stock repurchase program that expired in January 2010. The total cost was approximately $857,000. No shares were repurchased under the program from June 3, 2009 through its expiration date in January 2010. On January 6, 2010, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of its common stock over a two-year period that will expire January 6, 2012.

Other Information

One new Big Boy restaurant opened for business during the First Half of Fiscal 2010 – near Hamilton, Ohio (Cincinnati market) on November 30, 2009. In addition, a Big Boy restaurant facility opened on September 30, 2009 in Lawrenceburg, Indiana (Cincinnati market), replacing an older facility. Two new Big Boy restaurants were under construction as of December 15, 2009, scheduled to open respectively in March 2010 in Independence, Kentucky (Cincinnati market) and in April 2010 in Shepherdsville, Kentucky (Louisville market). A few promising sites are under contract for possible future acquisition and development. However, all of these contracts are cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the respective contracts.

Including land and land improvements, the cost to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether the new restaurant is constructed using plans for the original newer building prototype (used since 2001) or its smaller adaptation that was developed in Fiscal 2010 for use in smaller markets. The two Big Boy restaurants that are currently under construction are the first to be built using plans for the smaller prototype.

Approximately one-fifth of the Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with the newer prototype restaurants. The current average cost to renovate a typical older restaurant ranges from $150,000 to $175,000. Newer prototype restaurants also receive updates when they reach five years of age, the cost of which currently ranges from $80,000 to $90,000. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether an expansion of the dining room is warranted. A typical kitchen redesign costs approximately $125,000 while a dining room expansion can cost up to $750,000.

Although the Company possesses development rights to open up to twelve more Golden Corrals, no further development is currently planned and there is no active search for sites on which to build. Three Golden Corral restaurant locations that were determined to have an impairment of long-lived assets at the end of fiscal 2008 remained in operation as of December 15, 2009.

Eleven Golden Corrals are being renovated in Fiscal 2010. In addition, carpeting is typically replaced in each restaurant every two and a half years on average. The Fiscal 2010 remodeling budget, including carpeting costs, is approximately $1,800,000.

Although part of the Company’s strategic plan entails owning the land on which it builds new restaurants, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Seven of the 35 Golden Corral restaurants now in operation and three Big Boy restaurants opened since 2003 were built on leased land. As of December 15, 2009, 22 restaurants were in operation on non-owned premises, all of which are being accounted for as operating leases.

Five Big Boy restaurant facilities that had been occupied under month-to-month arrangements were acquired from the landlord in September 2009 for the total sum of $4,000,000. The purchase prices had been the subject of litigation, which was settled in August 2009.

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

Pension Plans

Pension plan accounting requires rate assumptions for future compensation increases and the long term investment return on plan assets. A discount rate is also applied to the calculations of net periodic pension cost and projected benefit obligations. An informal committee consisting of executives from the Finance Department and the Human Resources Department, with guidance provided by the Company’s actuarial consulting firm, develops these assumptions each year. The consulting firm also provides services in calculating estimated future obligations and net periodic pension cost.

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

Assets of the pension plans are targeted to be invested 70 percent in equity securities, as these investments have historically provided the greatest long-term returns. Poor performance in equity securities markets can significantly lower the market values of the plans’ investment portfolios, which, in turn, can result in a) material increases in future funding requirements, b) much higher net periodic pension costs to be recognized in future years, and c) the plans reaching underfunded status, requiring the Company’s equity to be reduced.

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

Sometimes it becomes necessary to cease operating a certain restaurant due to poor operating performance. The ultimate loss can be significantly different from the original impairment charge, particularly if the eventual market price received from the disposition of the property differs materially from initial estimates of floor values.

Acquired goodwill and other intangible assets are tested for impairment annually, and whenever an impairment indicator arises.

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

Operations in the Big Boy segment are vertically integrated, using centralized purchasing and food preparation, provided through the Company’s commissary and food manufacturing plant. Management believes the commissary operation ensures uniform product quality and safety, timeliness of distribution to restaurants and creates efficiencies that ultimately result in lower food and supply costs. The commissary operation does not supply Golden Corral restaurants.

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

ITEM 4. CONTROLS and PROCEDURES

a) Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 15, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

b) Changes in Internal Control over Financial Reporting. The CEO and CFO have concluded that there were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 15, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T. CONTROLS and PRODEDURES

Not applicable.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A.	In April 2008, the Company filed five separate lawsuits against 7373 Corporation (7373), the lessor of five properties on which the Company operates five Big Boy restaurants. The Company’s complaints claimed breach of contract and asked for declaratory relief and specific performance. In May 2008, 7373 filed its Answers and Counterclaims. The Company maintained that it should be allowed to purchase the five underlying properties for certain amounts that are specified in the Lease Agreements, which taken together amount to $2,471,540. 7373 claimed that the Company must purchase the properties for a larger amount based upon alternative values in the Lease Agreements and market appraisal values.

7373 filed a lawsuit against the Company in April 2008 that asked for declaratory relief and specific performance as to the same disputed leases. In May 2008, the Company filed a Motion to Dismiss for Lack of Personal Jurisdiction, Or, In the Alternative, Motion to Abate.

The parties entered into a Settlement Agreement effective August 24, 2009, settling all claims and counterclaims that had been asserted in the six lawsuits, which are listed below:

•	Case No. 08-CI-1079 was filed by the Company on April 2, 2008 in Kenton County Circuit Court, Kenton County Kentucky.

•	Case No. 08-CI-609 was filed by the Company on April 2, 2008 in Franklin County Circuit Court, Franklin County Kentucky.

•	Case No. 08-CI-1374 was filed by the Company on April 25, 2008 in Kenton County Circuit Court, Kenton County Kentucky.

•	Case No. 08-CI-4671 was filed by the Company on April 25, 2008 in Jefferson County Circuit Court, Jefferson County Kentucky.

•	Case No. 08CV71318 was filed by the Company on April 25, 2008 in Warren County Court of Common Pleas, Warren County, Ohio.

•	Case No. 50-2008 CA009950XXXXMB was filed by 7373 on April 2, 2008 in Palm Beach County, Florida, Circuit Court of the Fifteenth Judicial Circuit.

The parties agreed to file with the respective courts an Agreed Order of Dismissal, with prejudice, of all claims and counterclaims. In consideration of the Settlement Agreement, 7373 agreed to sell, and the Company agreed to purchase, the five properties for the total sum of $4,000,000. The real estate transactions were closed on September 1, 2009.

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

ITEM 1A. RISK FACTORS

The Company continually takes reasonable preventive measures to reduce its risks and uncertainties. However, the nature of some risks and uncertainties provides little, if any, control to the Company. The materialization of any of the operational and other risks and uncertainties identified herein, together with those risks not specifically listed or those that are presently unforeseen, could result in significant adverse effects on the Company’s financial position, results of operations and cash flows, which could include the permanent closure of any affected restaurant(s) with an impairment of assets charge taken against earnings, and could adversely affect the price at which shares of the Company’s common stock trade.

In addition to operating results, other factors having nothing to do with fundamentals can influence the volatility and price at which the Company’s common stock trades. The Company’s stock is thinly traded on the NYSE Amex market. Thinly traded stocks can be susceptible to sudden, rapid declines in price, especially when holders of large blocks of shares seek exit positions. Rebalancing of stock indices in which the Company’s shares are placed such as the Russell 3000 Index can also influence the price of the Company’s stock.

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

Economic Factors

Economic recessions can negatively influence discretionary spending in restaurants and result in lower customer counts, as consumers become more price conscious, tending to conserve their cash as unemployment and economic uncertainty mount. The effects of higher gasoline prices can also negatively affect discretionary consumer spending in restaurants. Increasing costs for energy can affect profit margins in other ways. Petroleum based material is often used to package certain products for distribution. In addition, suppliers may add surcharges for fuel to their invoices. The cost to transport products from the commissary to restaurant operations will rise with each increase in fuel prices. Higher costs for natural gas and electricity result in much higher costs to heat and cool restaurant facilities and to refrigerate and cook food.

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

Development Plans and Financing Arrangements

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

In addition, the Company’s loan agreements include financial and other covenants with which compliance must be met or exceeded each quarter. Failure to meet these or other restrictions could result in an event of default under which the lender may accelerate the outstanding loan balances and declare them to be immediately due and payable.

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

Litigation and Negative Publicity

Employees, customers and other parties bring various claims against the Company from time to time. Defending such claims can distract the attention of senior level management away from the operation of the business. Legal proceedings can result in significant adverse effects to the Company’s financial condition, especially if other potential responsible parties lack the financial wherewithal to satisfy a judgment against them or if the Company’s insurance coverage proves to be inadequate. Also, see “Legal Proceedings” in Part II, Item 1 of this Form 10-Q.

In addition, negative publicity associated with legal claims against the Company, whether or not such complaints are valid, could harm the Company’s reputation, which, in turn, could adversely affect operating results. The Company’s reputation and brand can also be harmed by operational problems experienced by other operators of Big Boy and Golden Corral restaurants, especially from issues relating to food safety. Other negative publicity such as that arising from rumor and innuendo spread through social internet media and other sources can also create adverse effects on the Company’s results of operations.

Governmental and Other Rules and Regulations

Governmental and other rules and regulations can pose significant risks to the Company. Examples include:

•	general exposure to penalties or other costs associated with the potential for violations of numerous governmental regulations, including:

•	immigration (I-9) and labor regulations regarding the employment of minors

•	minimum wage and overtime requirements

•	employment discrimination and sexual harassment

•	health, sanitation and safety regulations

•	restaurant facility issues, such as meeting the requirements of the Americans with Disabilities Act of 1990 or liabilities to remediate unknown environmental conditions

•	changes in existing environmental regulations that would significantly add to the Company’s costs

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements

•	legislation to reform the U.S. health care system could adversely affect the Company’s health care costs

•	climate change legislation that adversely affects the cost of energy

•	legislation requiring costly nutritional labeling on menus and the Company’s reliance on the accuracy of information obtained from third party suppliers

•	legislation or court rulings that result in changes to tax codes that are adverse to the Company

•	changes in accounting standards imposed by governmental regulators or private governing bodies could adversely affect the Company’s financial position

•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly

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

Technology and Information Systems

The strategic nature of technology and information systems is of vital importance to the operation of the Company. Events that could pose threats to the operation of the business include:

•	catastrophic failure of certain information systems

•	difficulties that may arise in maintaining existing systems

•	difficulties that may occur in the implementation of and transition to new systems

•	financial stability of technology vendors to support software over the long term

In addition, security violations or any unauthorized access to information systems could result in the loss of proprietary data; consumer confidence may be lost if protection of consumer privacy should be compromised.

Golden Corral Operations

Golden Corral same-store sales declines have been experienced for twenty of the last 25 quarters, during which cash flows from Golden Corral operations have sometimes deteriorated. The ability of the Company to reverse the downturn and permanently restore sales and margin growth poses a significant risk to the Company.

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

In January 2008, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two-year time frame that expired in January 2010. No repurchases of common stock were made during the fiscal quarter ended December 15, 2009. A maximum of 461,319 common shares remained available to be repurchased under the program as of December 15, 2009.

On January 6, 2010, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of common stock in the open market or through block trades over a two-year period that will expire January 6, 2012.

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

10.1 Second Amended and Restated Loan Agreement (Golden Corral Construction Facility) between the Registrant and US Bank NA dated October 21, 2009, filed as Exhibit 10.4 to the Registrant’s Form 10-Q Quarterly Report for September 22, 2009, is incorporated herein by reference.

10.2 Third Amended and Restated Loan Agreement (Revolving and Bullet Loans) between the Registrant and US Bank NA dated October 21, 2009, filed as Exhibit 10.5 to the Registrant’s Form 10-Q Quarterly Report for September 22, 2009, is incorporated herein by reference.

10.3 Agreement to Purchase Stock between the Registrant and Frisch West Chester, Inc. dated June 1, 1988, filed as Exhibit 10 (f) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10.4 Agreement to Purchase Stock between the Registrant and Frisch Hamilton West, Inc. dated February 19, 1988, filed as Exhibit 10 (g) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10.5 Employment Agreement between the Registrant and Craig F. Maier effective June 3, 2009, dated April 10, 2009, filed as Exhibit 10.16 to the Registrant’s Form 10-Q Quarterly Report for March 10, 2009, is incorporated herein by reference. *

10.6 Frisch’s Executive Retirement Plan (SERP) effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10.7 Amendment No. 1 to Frisch’s Executive Retirement Plan (SERP) (see Exhibit 10.6 above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference. *

10.8 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10.9 Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10.8 above) effective September 26, 2006, filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference. *

10.10 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.8 and 10.9 above) effective December 19, 2006, filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10.11 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.8, 10.9 and 10.10 above) adopted October 7, 2008, filed as Exhibit 10.21 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.12 Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.8, 10.9, 10.10 and 10.11 above), filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference. *

10.13 Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10.14 Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10.13 above) effective December 19, 2006, filed as Exhibit 99.1 to the registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10.15 Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10.16 Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10.17 First Amendment to Change of Control Agreement (see Exhibit 10.16 above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10.18 Second Amendment to Change of Control Agreement (see Exhibits 10.16 and 10.17 above) between the Registrant and Craig F. Maier dated October 7, 2008, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated October 7, 2008, is incorporated herein by reference. *

10.19 Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Rinzy J. Nocero, Karen F. Maier, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley, Michael R. Everett, James I. Horwitz, Ronnie A. Peters, William L. Harvey and certain other “highly compensated employees” (Grantors). *

10.20 First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10.19 above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10.21 Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10.22 Non-Qualified Deferred Compensation Plan, Basic Plan Document to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.23, 10.24 and 10.25), filed as Exhibit 10.32 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.23 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Stock) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.22, 10.24 and 10.25), filed as Exhibit 10.33 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.24 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Mutual Funds) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.22, 10.23 and 10.25), filed as Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.25 Non-Qualified Deferred Compensation Plan, Adoption Agreement to Restate Frisch’s Executive Savings Plan (FESP) effective July 1, 2009 (also see Exhibits 10.22, 10.23 and 10.24), filed as Exhibit 10.36 to the Registrant’s Form 10-K Annual Report for 2009, is incorporated herein by reference. *

*	Denotes a compensatory plan or agreement

14 Code of Ethics for Chief Executive Officer and Financial Professionals, filed as Exhibit 14 to the Registrants’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

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
DATE January 18, 2010

	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and
Principal Financial and Accounting Officer