Form 10-Q
period 2010-03-09
FRISCHS RESTAURANTS INC
filed 2010-04-15
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED MARCH 9, 2010

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

The total number of shares outstanding of the issuer’s no par common stock, as of March 22, 2010 was: 5,107,058

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Forty weeks ended		Twelve weeks ended
	March 9, 2010	March 10, 2009	March 9, 2010	March 10, 2009
Sales	$221,753,296	$226,659,205	$64,872,608	$67,684,513

Cost of sales
Food and paper	75,170,285	81,476,949	22,094,555	23,730,302
Payroll and related	74,322,609	74,263,358	21,837,537	22,115,460
Other operating costs	49,588,410	50,425,082	14,385,174	14,555,465

	199,081,304	206,165,389	58,317,266	60,401,227

Gross profit	22,671,992	20,493,816	6,555,342	7,283,286

Administrative and advertising	11,433,789	10,936,830	3,471,981	3,190,364
Franchise fees and other revenue	(970,749)	(969,540)	(282,375)	(277,648)
Gains on sale of assets	—	(1,115,910)	—	—
Litigation settlement	—	(889,579)	—	(889,579)

Operating profit	12,208,952	12,532,015	3,365,736	5,260,149

Interest expense	1,355,360	1,545,414	390,026	458,395

Earnings before income taxes	10,853,592	10,986,601	2,975,710	4,801,754

Income taxes	3,473,000	3,186,000	952,000	1,392,000

Net Earnings	$7,380,592	$7,800,601	$2,023,710	$3,409,754

Earnings per share (EPS) of common stock:
Basic net earnings per share	$1.45	$1.53	$.40	$.67

Diluted net earnings per share	$1.42	$1.51	$.39	$.66

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	March 9, 2010 (unaudited)	June 2, 2009

Current Assets
Cash and equivalents	$2,420,798	$898,779
Trade and other receivables	1,725,137	1,549,226
Inventories	6,002,344	6,531,127
Prepaid expenses and sundry deposits	1,288,557	891,176
Prepaid and deferred income taxes	1,631,548	1,588,721

Total current assets	13,068,384	11,459,029

Property and Equipment
Land and improvements	75,103,050	71,247,614
Buildings	98,468,936	95,057,324
Equipment and fixtures	94,601,629	91,137,232
Leasehold improvements and buildings on leased land	24,198,149	24,561,228
Capitalized leases	2,158,899	1,558,209
Construction in progress	6,037,324	3,424,332

	300,567,987	286,985,939
Less accumulated depreciation and amortization	135,877,275	129,348,004

Net property and equipment	164,690,712	157,637,935

Other Assets
Goodwill	740,644	740,644
Other intangible assets	738,580	806,903
Investments in land	923,435	691,834
Property held for sale	2,751,532	2,526,176
Deferred income taxes	2,680,195	1,662,888
Other long term assets	1,965,431	1,450,539

Total other assets	9,799,817	7,878,984

Total assets	$187,558,913	$176,975,948

The accompanying notes are an integral part of these statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 9, 2010 (unaudited)	June 2, 2009

Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,788,919	$7,740,616
Obligations under capitalized leases	236,559	239,461
Self insurance	529,017	396,001
Accounts payable	11,655,028	8,038,418
Accrued expenses	9,182,755	11,555,028
Income taxes	180,912	41,567

Total current liabilities	29,573,190	28,011,091

Long-Term Obligations
Long-term debt	23,553,635	21,961,677
Obligations under capitalized leases	1,053,497	397,626
Self insurance	971,303	727,997
Underfunded pension obligation	8,079,745	7,507,375
Deferred compensation and other	4,328,706	3,993,038

Total long-term obligations	37,986,886	34,587,713

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,585,764 and 7,582,347 shares - stated value - $1	7,585,764	7,582,347
Additional contributed capital	65,121,637	64,721,328

	72,707,401	72,303,675

Accumulated other comprehensive loss	(6,241,036)	(6,634,422)
Retained earnings	87,083,313	82,306,488

	80,842,277	75,672,066

Less cost of treasury stock (2,478,706 and 2,482,233 shares)	(33,550,841)	(33,598,597)

Total shareholders’ equity	119,998,837	114,377,144

Total liabilities and shareholders’ equity	$187,558,913	$176,975,948

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Forty weeks ended March 9, 2010 and March 10, 2009

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at June 3, 2008	$7,580,263	$64,451,899	$(1,992,515)	$74,034,980	$(33,359,781)	$110,714,846
Net earnings for forty weeks	—	—	—	7,800,601	—	7,800,601
Other comprehensive income, net of tax	—	—	138,502	—	—	138,502
Stock options exercised - treasury shares re-issued	—	(5,210)	—	—	13,520	8,310
Excess tax benefit from stock - based compensation	—	4,907	—	—	—	4,907
Stock-based compensation expense	—	197,863	—	—	—	197,863
Other treasury shares re-issued	—	4,048	—	—	4,136	8,184
Treasury shares acquired	—	—	—	—	(256,472)	(256,472)
Employee stock purchase plan	—	8,245	—	—	—	8,245
Cash dividends - $.36 per share	—	—	—	(1,837,584)	—	(1,837,584)

Balance at March 10, 2009	7,580,263	64,661,752	(1,854,013)	79,997,997	(33,598,597)	116,787,402
Net earnings for twelve weeks	—	—	—	2,920,254	—	2,920,254
Other comprehensive loss, net of tax	—	—	(4,780,409)	—	—	(4,780,409)
Stock options exercised - new shares issued	2,084	29,377				31,461
Excess tax benefit from stock - based compensation	—	6,853	—	—	—	6,853
Stock-based compensation expense	—	51,006	—	—	—	51,006
Employee stock purchase plan	—	(27,660)	—	—	—	(27,660)
Cash dividends - $.12 per share	—	—	—	(611,763)	—	(611,763)

Balance at June 2, 2009	7,582,347	64,721,328	(6,634,422)	82,306,488	(33,598,597)	114,377,144
Net earnings for forty weeks	—	—	—	7,380,592	—	7,380,592
Other comprehensive income, net of tax	—	—	393,386	—	—	393,386
Stock options exercised - new shares issued	3,417	80,449	—	—	—	83,866
Stock options exercised - treasury shares re-issued	—	(3,480)	—	—	13,540	10,060
Excess tax benefit from stock - based compensation	—	6,144	—	—	—	6,144
Stock based compensation expense	—	266,803	—	—		266,803
Other treasury shares re-issued	—	40,557	—	—	34,216	74,773
Employee stock purchase plan	—	9,836	—	—	—	9,836
Cash dividends - $.51 per share	—	—	—	(2,603,767)	—	(2,603,767)

Balance at March 9, 2010	$7,585,764	$65,121,637	$(6,241,036)	$87,083,313	$(33,550,841)	$119,998,837

Comprehensive income:				Forty weeks ended March 9, 2010	Thirteen weeks ended June 2, 2009	Forty weeks ended March 10, 2009
Net earnings for the period				$7,380,592	$2,920,254	$7,800,601
Change in defined benefit pension plans, net of tax				393,386	(4,740,409)	138,502

Comprehensive income (loss)				$7,773,978	$(1,820,155)	$7,939,103

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Forty weeks ended March 9, 2010 and March 10, 2009

(unaudited)

	March 9, 2010	March 10, 2009
Cash flows provided by (used in) operating activities:
Net earnings	$7,380,592	$7,800,601
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	10,712,045	10,475,342
Loss (gain) on disposition of assets, net of abandonment losses	154,640	(930,112)
Pension plans - expense recognized from accumulated other comprehensive income	596,041	209,842
Stock-based compensation expense	266,803	197,863

	19,110,121	17,753,536

Changes in assets and liabilities:
Accounts receivable	(175,911)	(385,133)
Inventories	10,662	(1,890,197)
Prepaid expenses and sundry deposits	(397,381)	32,709
Other assets	(43,396)	(18,906)
Prepaid, accrued and deferred income taxes	(1,117,300)	978,408
Excess tax benefit from stock-based compensation	(6,144)	(4,907)
Accounts payable	2,952,692	102,233
Accrued expenses	(2,372,273)	173,663
Self insured obligations	376,322	(226,152)
Underfunded pension obligation	572,370	577,968
Deferred compensation and other liabilities	335,668	(608,938)

	135,309	(1,269,252)

Net cash provided by operating activities	19,245,430	16,484,284

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(17,053,999)	(12,913,412)
Proceeds from disposition of property	20,701	1,584,044
Change in other assets	(403,172)	539,794

Net cash (used in) investing activities	(17,436,470)	(10,789,574)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	8,000,000	6,000,000
Payment of long-term debt and capital lease obligations	(6,531,771)	(7,232,873)
Cash dividends paid	(1,939,849)	(1,837,584)
Proceeds from stock options exercised - new shares issued	83,866	—
Proceeds from stock options exercised - treasury shares re-issued	10,060	8,310
Excess tax benefit from stock-based compensation	6,144	4,907
Treasury shares acquired	—	(256,472)
Treasury shares re-issued	74,773	8,184
Employee stock purchase plan	9,836	8,245

Net cash (used in) financing activities	(286,941)	(3,297,283)

Net increase in cash and equivalents	1,522,019	2,397,427
Cash and equivalents at beginning of year	898,779	801,297

Cash and equivalents at end of quarter	$2,420,798	$3,198,724

Supplemental disclosures:
Interest paid	$1,392,355	$1,570,321
Income taxes paid	4,647,500	2,207,694
Income taxes refunded	57,201	100
Dividends declared but not paid	663,918	—
Lease transactions capitalized	825,000	—
Litigation settlement received	—	639,856

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE A – ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. and Subsidiaries (the Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All 89 Big Boy restaurants operated by the Company as of March 9, 2010 are located in various regions of Ohio, Kentucky and Indiana. All 35 Golden Corral restaurants operated by the Company as of March 9, 2010 are located primarily in the greater metropolitan areas of Cincinnati, Columbus, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania.

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

Reclassification

Certain prior year adjustments have been reclassified to conform to the current year presentation.

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

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Funds in transit from credit card processors are classified as cash. Highly liquid investments with original maturities of three months or less are considered as cash equivalents.

Receivables

Trade notes and accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of March 9, 2010 and June 2, 2009. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. As of March 9, 2010, two new Big Boy restaurant buildings were under construction on land owned by the Company, and construction on a third new Big Boy had begun on land leased by the Company. Estimated remaining costs (not already included in construction in progress) as of March 9, 2010 to complete construction of the three restaurants approximated $3,296,000. In addition, near term construction is likely on two additional land tracts that were acquired in February 2010 for Big Boy development. Contracts to acquire additional sites for future development that had been entered before March 9, 2010 were cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the contracts.

Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $70,000 and $40,000 respectively, for the 40 weeks ended March 9, 2010 and March 10, 2009, and was $38,000 and zero respectively, for the twelve week periods ended March 9, 2010 and March 10, 2009.

Five Big Boy restaurant facilities, which had been occupied under month-to-month arrangements until litigation was resolved, were acquired on September 1, 2009 for the total sum of $4,000,000. (See Note C – Leased Property. Also see Litigation in Note H – Commitments and Contingencies).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE A – ACCOUNTING POLICIES (CONTINUED)

The cost of land on which construction is not likely within the next twelve months is classified as “Investments in land” in the consolidated balance sheet. Surplus property that is no longer needed by the Company, including two former Big Boy restaurants (one ceased operations near the end of fiscal year 2008 and the other closed near the end of fiscal year 2009), is classified as “property held for sale” in the consolidated balance sheet. All of the surplus property is stated at net realizable value. Market values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment.

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

No impairment losses were recorded during either the 40 weeks ended March 9, 2010 or March 10, 2009, or during the twelve week periods ended March 9, 2010 and March 10, 2009. Three Golden Corral restaurants that were determined to be impaired in fiscal year 2008 remain in operation.

Restaurant Closing Costs

Any liabilities associated with exit or disposal activities are recognized only when the liabilities are incurred, rather than upon the commitment to an exit or disposal plan. Conditional obligations that meet the definition of an asset retirement obligation are currently recognized if fair value is reasonably estimable.

The carrying values of closed restaurant properties that are held for sale are reduced to net realizable value in accordance with the accounting policy for impairment of long-lived assets (see above). When leased restaurant properties are closed, a provision is made equal to the present value of remaining non-cancellable lease payments after the closing date, net of estimated subtenant income. The carrying values of leasehold improvements are also reduced in accordance with the accounting policy for impairment of long-lived assets.

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of March 9, 2010 and June 2, 2009, the carrying amount of goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE A – ACCOUNTING POLICIES (CONTINUED)

Other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company has opened (finite useful lives are subject to amortization) or has the right to open (yet to be determined useful lives are not subject to amortization). Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, which equates to $85,000 per year in each of the next five years for the 35 Golden Corral restaurants that were in operation as of March 9, 2010, net of three impaired Golden Corral restaurants (see below). Amortization was $66,000 in each of the 40 weeks ended March 9, 2010 and March 10, 2009 and was $20,000 in each of the twelve weeks ended March 9, 2010 and March 10, 2009.

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

Miscellaneous other intangible assets are not currently being amortized because these assets have indefinite or yet to be determined useful lives. An analysis of other intangible assets follows:

	March 9, 2010	June 2, 2009
	(in thousands)

Golden Corral initial franchise fees subject to amortization	$1,280	$1,280

Less accumulated amortization	(645)	(579)

Carrying amount of Golden Corral initial franchise fees subject to amortization	635	701

Current portion of Golden Corral initial franchise fees subject to amortization	(85)	(85)

Golden Corral fees not yet subject to amortization	135	135

Miscellaneous intangible assets	54	56

Total other intangible assets	$739	$807

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to other operating costs as incurred.

Revenue Recognition

Revenue from restaurant operations is recognized upon the sale of products as they are sold to customers. All sales revenue is recorded on a net basis, which excludes sales tax collected from being reported as sales revenue and sales tax remitted from being reported as a cost. Revenue from the sale of commissary products to Big Boy restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on certain percentages of sales volumes generated in Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, which ordinarily occurs upon the execution of the license agreement, in consideration of the Company’s services to that time.

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

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE A – ACCOUNTING POLICIES (CONTINUED)

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to other operating costs as incurred:

	40 weeks ended		12 weeks ended
	March 9, 2010	March 10, 2009	March 9, 2010	March 10, 2009
	(in thousands)

Big Boy	$419	$575	$193	$44
Golden Corral	—	—	—	—

	$419	$575	$193	$44

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

The Hourly Pension Plan covers hourly restaurant employees. The Plan was amended on July 1, 2009 to freeze all future accruals for credited service under the Plan after August 31, 2009. The Plan had previously been closed to all hourly paid restaurant employees that were hired after December 31, 1998. Hourly restaurant employees hired January 1, 1999 or after have been eligible to participate in the Frisch’s Restaurants, Inc. Hourly Employees 401(k) Savings Plan (the Hourly Savings Plan), a defined contribution plan that provided a 40 percent match by the Company on the first ten percent of earnings deferred by the participants. The Company’s match had vested on a scale based on length of service that reached 100 percent after four years of service. The Hourly Savings Plan was amended effective September 1, 2009 to provide for immediate vesting along with a 100 percent match from the Company on the first three percent of earnings deferred by participants. All hourly restaurant employees are now eligible to participate in the Hourly Savings Plan, regardless of when hired.

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

Third Quarter Fiscal 2010, Ended March 9, 2010

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

40 weeks ended		12 weeks ended
March 9, 2010	March 10, 2009	March 9, 2010	March 10, 2009
(in thousands)
$(536)	$66	$3	$23

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

Third Quarter Fiscal 2010, Ended March 9, 2010

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

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (FASB Accounting Standards Codification) to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied in the preparation of financial statements that conform with generally accepted accounting principles in the United States of America (GAAP). Effective for all interim and annual periods ending after September 15, 2009, legacy references to previously issued authoritative accounting literature have not been used in the preparation of the financial statements contained herein for the 40 week and twelve week periods ended March 9, 2010 and March 10, 2009.

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

“Subsequent Events”, FASB Accounting Standards Codification Topic 855 (ASC Topic 855), establishes general standards of accounting for and disclosure of events occurring subsequent to the date of the balance sheet, but before financial statements are issued. ASC Topic 855 is applicable to the Company’s interim and annual periods that end after June 15, 2009. The Company evaluated all transactions that occurred after March 9, 2010 through the date the financial statements contained herein were issued. The evaluation determined that no material recognizable subsequent events had occurred.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE B – LONG-TERM DEBT

	March 9, 2010		June 2, 2009
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$ 4,000	$—	$1,000
Term Loans	6,739	16,825	6,851	20,962
Revolving Credit Agreement -
Revolving Loan	—	—	—	—
2007 Term Loan (former Bullet Loan)	91	—	890	—
2009 Term Loan	959	2,729	—	—

	$7,789	$23,554	$7,741	$21,962

The portion payable after one year matures as follows:

	March 9, 2010	June 2, 2009
	(in thousands)
Period ending in 2011	$—	$7,424
2012	10,511	5,119
2013	5,496	3,848
2014	3,691	2,808
2015	2,353	1,894
2016	1,403	869
Subsequent to 2016	100	—

	$23,554	$21,962

The Company has two loan agreements in place with the same lending institution, under which the Company may not assume or permit to exist any other indebtedness. Both of these loan agreements were amended and restated in September 2009.

The Construction Draw Facility (the Facility) is an unsecured draw credit line intended to finance new restaurant construction. The September 2009 amendment increased the amount available to be borrowed from $4,500,000 to $8,000,000. As of March 9, 2010, the amount available to be borrowed had been reduced to $4,000,000, which reflects the sum of $4,000,000 borrowed during the third quarter ended March 9, 2010. Unless it is extended sooner, permitted borrowing under the Facility will expire October 21, 2010.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE B – LONG-TERM DEBT (CONTINUED)

As of March 9, 2010, the aggregate outstanding balance under the Facility was $27,564,000, consisting of $23,564,000 in Term Loans plus $4,000,000 in the Construction Phase awaiting conversion. Since the inception of the Facility, sixteen of the Term Loans ($37,500,000 out of $84,500,000 in original notes) have been retired as of March 9, 2010. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.09 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $686,000, expiring in various periods ranging from August 2010 through August 2016. Prepayments of the existing Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. The September 2009 amendment to the Facility added a breakfunding provision. For Term Loans initiated after September 2009, the Company has been granted the option at the time of conversion to include a small premium over the otherwise applicable fixed interest rate in exchange for the right to prepay in whole or in part at anytime without incurring a prepayment fee.

The $4,000,000 balance in the Construction Phase of the Facility as of March 9, 2010 was borrowed under two separate draws, both of which were subject to a variable interest rate of 1.6 percent. Unless the Facility is extended sooner, any outstanding amount in the Construction Phase that has not been converted into a Term Loan on October 21, 2010 shall mature and be payable in full at that time.

The Revolving Credit Agreement is comprised of three separate loans. Its primary function is to provide an unsecured Revolving Loan that allows for borrowing of up to $5,000,000 to fund temporary working capital needs through October 21, 2010, unless extended sooner. The Revolving Loan, none of which was outstanding as of March 9, 2010, will mature and be payable in full October 21, 2010, unless extended sooner. It is subject to a 30 consecutive day out-of-debt period each year. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is also subject to a .25 percent unused commitment fee.

The 2007 Term Loan (a bullet loan prior to March 15, 2007) required 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate. The final payment was made March 15, 2010. The 2007 Term Loan was secured by mortgages that encumbered the real property of two Golden Corral restaurants that had an approximate book value of $3,865,000 as of March 9, 2010.

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

Both the Construction Draw Facility and the Revolving Credit Agreement contain covenants relating to cash flows, debt levels, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of March 9, 2010. Compensating balances are not required by these loan agreements.

The fair values of the fixed rate Term Loans within the Construction Draw Facility as shown in the following table are based on fixed rates that would be available at March 9, 2010 if the loans could be refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates fair value.

	Carrying Value	Fair Value

Term Loans under Construction Draw Facility	$23,564,000	$24,874,000

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE C – LEASED PROPERTY

Although the Company’s policy is to own the property on which it operates restaurants, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain renewal options for ten to twenty years. As of March 9, 2010, 22 restaurants were in operation on non-owned premises. All of the 22 leases are operating leases, of which fifteen are for Big Boy operations and seven are Golden Corral operations.

Five Big Boy restaurant facilities, which had been occupied under month-to-month arrangements, were acquired from the landlord in September 2009 for the total sum of $4,000,000. The purchase prices had been the subject of litigation (see Litigation in Note H – Commitments and Contingencies). Residual value guarantees of the five leases aggregating $2,101,000 were retired as a result of the acquisitions. The guarantees had been included as a current liability in the consolidated balance sheet as of June 2, 2009 under the caption “accrued expenses.”

Office space is occupied under an operating lease that expires during fiscal year 2013, with renewal options available through fiscal year 2023. A purchase option is available in 2023 to acquire the office property in fee simple.

Rent expense under operating leases (including the month-to-month arrangements that were in place until September 1, 2009):

	40 weeks ended		12 weeks ended
	Mar. 9, 2010	Mar. 10, 2009	Mar 9, 2010	Mar. 10, 2009
	(in thousands)
Minimum rentals	$1,483	$1,817	$403	$544
Contingent payments	11	35	1	11

	$1,494	$1,852	$404	$555

During the third quarter ended March 9, 2010, the Company entered a capital lease for land on which construction of a Big Boy restaurant has begun. Under the terms of the lease, the Company is required to acquire the land in fee simple estate after the tenth year. Delivery and other equipment is held under capitalized leases expiring during various periods through fiscal year 2013.

An analysis of the capitalized leased property is shown in the following table. Amortization of capitalized delivery and other equipment is based on the straight-line method over the primary terms of the leases.

	Asset balances at
	Mar. 9, 2010	June 2, 2009
	(in thousands)
Restaurant property (land)	$825	$—
Delivery and other equipment	1,334	1,558
Less accumulated amortization	(943)	(998)

	$1,216	$560

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE C – LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases are summarized in the table below. The column for capitalized leases includes the requirement to acquire land, currently leased by the Company, in fee simple estate after the tenth year of the lease.

Period ending March 9,	Capitalized leases	Operating leases
	(in thousands)
2011	$327	$1,628
2012	255	1,614
2013	104	1,476
2014	65	1,509
2015	65	1,465
2016 to 2027	1,313	10,980

Total	2,129	$18,672

Amount representing interest	(839)

Present value of obligations	1,290
Portion due within one-year	(237)

Long-term obligations	$1,053

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

Third Quarter Fiscal 2010, Ended March 9, 2010

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

As of March 9, 2010, options to purchase 290,250 shares had been cumulatively granted under the Plan, including 23,000 that belong to the President and Chief Executive Officer (CEO). The outstanding options belonging to the CEO that were granted before October 2009 (20,000) vested six months from the date of the grant. Beginning in October 2009, options granted to the CEO pursuant to the terms of his employment agreement (3,000) will vest one year from the date of the grant. Outstanding options granted to other key employees vest in three equal annual installments, while outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

As of March 9, 2010, 547,250 shares remain available to be optioned, including 37,500 shares granted that were subsequently forfeited, which are again available to be granted in accordance with the “Re-Use of Shares” provision of the Plan. There were 238,338 options outstanding as of March 9, 2010.

No other awards—stock appreciation rights, restricted stock award, unrestricted stock award or performance award—have been granted under the 2003 Stock Option and Incentive Plan as of March 9, 2010.

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

Options to purchase 556,228 shares were cumulatively granted under the 1993 Stock Option Plan and the Amended Plan before granting authority expired on October 4, 2008. As of March 9, 2010, 269,981 shares granted remain outstanding, including 211,478 that belong to the CEO.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

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

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of March 9, 2010:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	443,236	$20.93
Granted	72,500	$26.53
Exercised	(4,417)	$21.26
Forfeited or expired	(3,000)	$26.93

Outstanding at end of quarter	508,319	$21.69	4.69 years	$1,834

Exercisable at end of quarter	416,234	$20.65	3.74 years	$1,834

The intrinsic value of stock options exercised during the 40 weeks ended March 9, 2010 and March 10, 2009 was $36,000 and $14,000, respectively.

Stock options outstanding and exercisable as of March 9, 2010 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$ 8.31 to $13.00	63,478	$10.62	0.26 years
$13.01 to $18.00	49,167	$13.80	1.31 years
$18.01 to $24.20	178,918	$20.72	4.65 years
$24.21 to $31.40	216,756	$27.53	6.80 years
$ 8.31 to $31.40	508,319	$21.69	4.69 years

Exercisable:
$ 8.31 to $13.00	63,478	$10.62	0.26 years
$13.01 to $18.00	49,167	$13.80	1.31 years
$18.01 to $24.20	164,750	$20.47	4.34 years
$24.21 to $31.40	138,839	$27.87	5.47 years
$ 8.31 to $31.40	416,234	$20.65	3.74 years

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

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

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for changes in capitalization in earlier years) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of March 9, 2010, 40,792 shares remained in the FESP reserve, including 10,629 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of March 9, 2010, the Company’s treasury held 2,478,706 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

Under the repurchase program authorized in January 2008, which expired in January 2010, the Company acquired 38,681 shares over the two year life of the authorization at a cost of approximately $857,000. No shares were repurchased from June 3, 2009 through its expiration in January 2010.

On January 6, 2010, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of common stock in the open market or through block trades over a two year period that will expire January 6, 2012. No repurchases have been made to date.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE D – CAPITAL STOCK (CONTINUED)

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock Equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
40 weeks ended:

March 9, 2010	5,105,228	$1.45	97,327	5,202,555	$1.42
March 10, 2009	5,103,183	$1.53	56,859	5,160,042	$1.51

Stock options to purchase 140,000 shares during the 40 weeks ended March 9, 2010 and 226,000 shares during the 40 weeks ended March 10, 2009 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

12 weeks ended:

March 9, 2010	5,107,058	$.40	77,528	5,184,586	$.39
March 10, 2009	5,098,030	$.67	48,209	5,146,239	$.66

Stock options to purchase 270,000 shares during the twelve weeks ended March 9, 2010 and 226,000 shares during the twelve weeks ended March 10, 2009 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Share-Based Payment (Compensation Cost)

The fair value of stock options granted is recognized as compensation cost in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. Compensation costs arising from stock options granted are shown below:

	40 weeks ended		12 weeks ended
	Mar. 9, 2010	Mar. 10, 2009	Mar. 9, 2010	Mar. 10, 2009

	(in thousands)
Charged to administrative and advertising	$267	$198	$92	$60
Tax benefit	91	67	31	20

Total share-based compensation cost, net of tax	$176	$131	$61	$40

Effect on basic earnings per share	$.03	$.03	$.01	$.01

Effect on diluted earnings per share	$.03	$.03	$.01	$.01

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE D – CAPITAL STOCK (CONTINUED)

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, developed using the assumptions shown in the following table. No options were granted during the twelve weeks ended March 9, 2010, nor the twelve weeks ended March 10, 2009.

	40 weeks
	Mar. 9, 2010	Mar. 10, 2009
Weighted average fair value of options	$7.88	$5.47

Dividend yield	1.9% -2.0%	2.0% - 2.5%
Expected volatility	32%	29% - 32%
Risk free interest rate	2.8% -3.3%	2.4% - 3.5%
Expected lives	6 years	5 years

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

As of March 9, 2010, there was $423,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.0 year.

Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in Note D – Capital Stock). Compensation costs related to the Employee Stock Purchase Plan, determined at the end of each semi-annual offering period – October 31 and April 30, amounted to $28,000 and $34,000 respectively, during the forty weeks ended March 9, 2010 and March 10, 2009.

NOTE E – PENSION PLANS

As discussed more fully under Benefit Plans in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for all three retirement plans is shown below:

	40 weeks ended		12 weeks ended
Net periodic pension cost components	Mar. 9, 2010	Mar. 10, 2009	Mar. 9, 2010	Mar. 10, 2009
	(in thousands)
Service cost	$1,165	$1,242	$349	$373
Interest cost	1,403	1,337	422	401
Expected return on plan assets	(1,210)	(1,576)	(363)	(473)
Amortization of prior service cost	6	13	1	4
Recognized net actuarial loss	412	197	124	59
Settlement loss	128	—	38	—
Curtailment cost	49	—	—	—

Net periodic pension cost	$1,953	$1,213	$571	$364

Weighted average discount rate	6.50%	6.50%	6.50%	6.50%
Weighted average rate of compensation increase	4.00%	4.50%	4.00%	4.50%
Weighted average expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE E – PENSION PLANS (CONTINUED)

The Company contributes amounts to the two qualified defined benefit pension plans that are sufficient to satisfy legal funding requirements, plus discretionary tax-deductible amounts that may be deemed advisable. Although no contributions are needed to meet minimum legal funding requirements for the year that will end on June 1, 2010, discretionary contributions are currently anticipated at a level of $1,625,000, including $775,000 that had been contributed through March 9, 2010. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon the retirement of the participants.

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

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) was $225,000 and $193,000 respectively, during the 40 weeks ended March 9, 2010 and March 10, 2009, and was $91,000 and $22,000 respectively, for the twelve weeks ended March 9, 2010 and March 10, 2009. Contributions of $317,000 and $216,000 were respectively made to the Plan in December 2009 and December 2008. In addition, the compensation section of the President and Chief Executive Officer’s (CEO) employment agreement calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In the 40 weeks ended March 9, 2010 and March 10, 2009, matching contributions to the 401(k) plans amounted to $132,000 and $127,000 respectively, and were $42,000 and $38,000 respectively, during the twelve week periods ended March 9, 2010 and March 10, 2009. Matching contributions to FESP were $21,000 and $19,000 respectively, during the 40 weeks ended March 9, 2010 and March 10, 2009, and were $5,000 in each of the twelve week periods ended March 9, 2010 and March 10, 2009.

The Company does not sponsor post retirement health care plans.

NOTE F – COMPREHENSIVE INCOME

	40 weeks ended		12 weeks ended
	Mar. 9, 2010	Mar. 10, 2009	Mar. 9, 2010	Mar. 10, 2009
	(in thousands)
Net earnings	$7,381	$7,801	$2,024	$3,410
Amortization of amounts included in net periodic pension cost	596	210	164	63
Tax effect	(203)	(72)	(56)	(21)

Comprehensive income	$7,774	$7,939	$2,132	$3,452

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE G – SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	40 weeks ended		12 weeks ended
	Mar. 9, 2010	Mar. 10, 2009	Mar. 9, 2010	Mar. 10, 2009
	(in thousands)
Sales
Big Boy	$146,055	$147,809	$42,324	43,591
Golden Corral	75,698	78,850	22,549	24,094

	$221,753	$226,659	$64,873	$67,685

Earnings before income taxes
Big Boy	$15,410	$14,750	$4,305	$4,665
Opening expense	(419)	(575)	(193)	(44)

Total Big Boy	14,991	14,175	4,112	4,621

Golden Corral	2,425	979	842	1,056
Opening expense	—	—	—	—

Total Golden Corral	2,425	979	842	1,056

Total restaurant level profit	17,416	15,154	4,954	5,677
Administrative expense	(6,178)	(5,597)	(1,871)	(1,585)
Franchise fees and other revenue	971	969	283	278
Gain on asset sales	—	1,116	—	—
Litigation settlement	—	890	—	890

Operating profit	12,209	12,532	3,366	5,260
Interest expense	(1,355)	(1,545)	(390)	(458)

Earnings before income taxes	$10,854	$10,987	$2,976	$4,802

Depreciation and amortization
Big Boy	$6,443	$6,173	$1,987	$1,915
Golden Corral	4,269	4,302	1,289	1,295

	$10,712	$10,475	$3,276	$3,210

Capital expenditures
Big Boy	$13,952	$11,174	$4,019	$865
Golden Corral	3,102	1,739	1,487	570

	$17,054	$12,913	$5,506	$1,435

	As of
	Mar. 9, 2010	June 2, 2009
Identifiable assets
Big Boy	$114,965	$102,886
Golden Corral	72,594	74,090

	$187,559	$176,976

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE H – COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $9,282,000, $4,817,000, $3,517,000 and $941,000 respectively, for the periods ending March 9, 2011, 2012, 2013 and 2014. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

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

In the third quarter of fiscal year 2009, the Company received a check for $640,000 representing full and final payment of the arbitration award in its long-standing case against the general contractor that had constructed a Golden Corral restaurant in Canton, Ohio in 2001, which the Company demolished in 2002 due to defective construction work by the contractor. In addition to the cash received, $250,000 was credited to earnings to reverse a liability that had represented the contractor’s claim against the Company for the outstanding contract balance, which was eliminated when the award was made final.

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

Outstanding letters of credit maintained by the Company totaled $126,500 as of March 9, 2010.

As of March 9, 2010, the Company operated 22 restaurants on non-owned properties (see Note C – Leased Properties). Two of the leases provide for contingent rental payments based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Third Quarter Fiscal 2010, Ended March 9, 2010

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

These three restaurants are operated by the Company and pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $3,758,000 and $3,795,000 respectively, during the 40 weeks ended March 9, 2010 and March 10, 2009, and was $1,075,000 and $1,081,000 respectively, during the twelve weeks ended March 9, 2010 and March 10, 2009. The amount owed to the Company from these restaurants was $88,000 and $86,000 respectively, as of March 9, 2010 and June 2, 2009. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons or entities having no relationship with the Company.

The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company until her death in September 2009, commenced in March 2005. On March 1, 2010, the monthly payment was increased to $19,006 from $18,753 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation to Mrs. Maier’s Estate, approximating $816,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $177,000 is included in current liabilities in the consolidated balance sheet.

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

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (Company) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet style “Golden Corral” restaurants. As of March 9, 2010, 89 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

The Company has no off-balance sheet arrangements other than operating leases that are entered from time to time during the normal course of business. The Company does not use special purpose entities.

The Company’s Third Quarter of Fiscal 2010 consists of the twelve weeks ended March 9, 2010, and compares with the twelve weeks ended March 10, 2009, which constituted the Third Quarter of Fiscal 2009. The First Three Quarters of Fiscal 2010 consists of the 40 weeks ended March 9, 2010, and compares with the 40 weeks ended March 10, 2009, which constituted the First Three Quarters of Fiscal 2009. The twelve-week third quarter is usually a disproportionately smaller share of annual revenue and earnings because it spans most of the winter season from mid December through early March. References to Fiscal 2010 refer to the 52 week year that will end on June 1, 2010. References to Fiscal 2009 refer to the 52 week year that ended June 2, 2009.

Sales amounted to $64,873,000 during the Third Quarter of Fiscal 2010, which was $2,812,000 or 4.2 percent lower than the Third Quarter of Fiscal 2009. Sales were adversely affected by a series of winter storms that produced record amounts of snowfall during the month of February in the Company’s primary markets. Net earnings for the Third Quarter of Fiscal 2010 were $2,024,000, or diluted earnings per share (EPS) of $.39, which compares with $3,410,000, or diluted EPS of $.66, in the Third Quarter of Fiscal 2009. The effective tax rate was 32 percent in the Third Quarter of Fiscal 2010 versus 29 percent in the Second Quarter of Fiscal 2009. Factors having a noteworthy effect on pretax earnings when comparing the Third Quarter of Fiscal 2010 with the Third Quarter of Fiscal 2009:

•	Big Boy same store sales decreased 3.4 percent

•	Golden Corral same store sales decreased 6.4 percent

•	As a percentage of sales, food costs decreased to 34.1 percent from 35.1 percent

•	As a percentage of sales, payroll and related costs increased to 33.7 percent from 32.7 percent

•	$890,000 was credited to pretax earnings in the Third Quarter of Fiscal 2009, the conclusion of long-standing litigation

Sales amounted to $221,753,000 during the First Three Quarters of Fiscal 2010, decreasing 2.2 percent or $4,910,000 below the First Three Quarters of Fiscal 2009. Net earnings for the First Three Quarters of Fiscal 2010 were $7,381,000, or diluted EPS of $1.42, which compares with $7,801,000, or diluted EPS of $1.51 in the First Three Quarters of Fiscal 2009. The effective tax rate was 32 percent throughout the First Three Quarters of Fiscal 2010. It was 29 percent throughout the First Three Quarters of Fiscal 2009. Factors having a noteworthy effect on pretax earnings when comparing the First Three Quarters of Fiscal 2010 with the First Three Quarters of Fiscal 2009:

•	Big Boy same store sales decreased 1.2 percent

•	Golden Corral same store sales decreased 4.0 percent

•	As a percentage of sales, food costs decreased to 33.9 percent from 35.9 percent

•	As a percentage of sales, payroll and related costs increased to 33.5 percent from 32.8 percent

•	Golden Corral’s pretax earnings improved by over $1,400,000

•	Self insurance reserve adjustment—$536,000 was charged against earnings in the First Three Quarters of Fiscal 2010 vs. $66,000 credited to earnings in the First Three Quarters of Fiscal 2009.

•	Gains on sale of real estate – zero during the First Three Quarters of Fiscal 2010 vs. $1,116,000 in the First Three Quarters of Fiscal 2009

•	Long-standing litigation was concluded in the First Three Quarters of Fiscal 2009, resulting in $890,000 being credited to pretax earnings.

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

	Third Quarter		First Three Quarters
	Mar. 9, 2010	Mar. 10, 2009	Mar. 9, 2010	Mar. 10, 2009
	(in thousands)
Big Boy restaurant sales	$40,037	$41,131	$138,592	$139,840
Wholesale sales to licensees	1,835	1,974	6,506	6,993
Other wholesale sales	452	486	957	976

Total Big Boy Sales	42,324	43,591	146,055	147,809

Golden Corral sales	22,549	24,094	75,698	78,850

Consolidated restaurant sales	$64,873	$67,685	$221,753	$226,659

Lower Big Boy sales shown in the above table include a same store sales decrease of 3.4 percent in the Third Quarter of Fiscal 2010 (on a customer count decrease of 5.3 percent) and a 1.2 percent decrease for the First Three Quarters of Fiscal 2010 (on a 3.1 percent decrease in customer counts). A series of winter storms that produced record snowfall during the month of February 2010 was responsible for most of the decline in customer counts in the Third Quarter of Fiscal 2010. The Big Boy same store sales comparisons include average menu price increases of 1.0 percent and 1.4 percent implemented respectively in February 2010 and February 2009. Also included are increases of 1.0 percent and 2.4 percent implemented respectively in September 2009 and September 2008. Another increase is currently being planned for September 2010.

The Company operated 89 Big Boy restaurants as of March 9, 2010. The count of 89 includes the following openings and closings since the beginning of Fiscal 2009 (June 2008):

•	New unit opened November 30, 2009 near Hamilton, Ohio (Cincinnati market)

•	Replacement unit opened September 30, 2009 in Lawrenceburg, Indiana (Cincinnati market) – no sales interruption

•	Closed unit on May 31, 2009 in Dayton, Ohio

•	New unit opened October 13, 2008 in Dayton, Ohio

•	Replacement unit opened September 8, 2008 in Blue Ash, Ohio (Cincinnati market) – three month sales interruption

•	New unit opened on August 11, 2008 in Winchester, Kentucky (Lexington market)

Three new Big Boy restaurants are presently under construction:

•	Independence, Kentucky (Cincinnati market) to open in April 2010

•	Shepherdsville, Kentucky (Louisville market) to open in May 2010

•	Louisville, Kentucky to open in June 2010

Plans are currently being made for openings in:

•	Beavercreek, Ohio (Dayton market) in September 2010

•	Elizabethtown, Kentucky (Louisville market) in October 2010

Lower Golden Corral sales shown in the above table include a same store sales decrease of 6.4 percent in the Third Quarter of Fiscal 2010 (on a customer count decrease of 6.7 percent) and a 4.0 percent decrease in the First Three Quarters of Fiscal 2010 (on a 5.4 decrease in customer counts). Record snowfall during the month of February 2010 contributed to the steep decline in customer counts during the Third Quarter of Fiscal 2010. The Golden Corral same store sales comparisons include average menu price increases of .5 percent (February 2010), .3 percent (May 2009), 2.5 percent (September 2008) and .5 percent (June 2008). The Golden Corral operating segment has now experienced a same store sales decrease in 21 of the last 26 quarters.

The Company operated 35 Golden Corral restaurants as of March 9, 2010, all of which are included in the same store sales comparison. No further development of Golden Corral restaurants is currently planned.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	Third Quarter		First Three Quarters
	Mar. 9, 2010	Mar. 10, 2009	Mar. 9, 2010	Mar. 10, 2009
	(in thousands)
Big Boy gross profit	$5,146	$5,684	$18,525	$17,741
Golden Corral gross profit	1,409	1,599	4,147	2,753

Total gross profit	$6,555	$7,283	$22,672	$20,494

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	12 weeks 3/9/10			12 weeks 3/10/09			40 weeks 3/9/10			40 weeks 3/10/09
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Food and Paper	34.1	32.2	37.5	35.1	33.4	38.0	33.9	32.1	37.3	35.9	34.3	39.1

Payroll and Related	33.7	36.2	29.0	32.7	34.8	28.8	33.5	35.8	29.2	32.8	34.6	29.4

Other Operating Costs (including opening costs)	22.2	19.5	27.3	21.5	18.7	26.6	22.4	19.4	28.0	22.2	19.1	28.1

Gross Profit	10.0	12.1	6.2	10.7	13.1	6.6	10.2	12.7	5.5	9.1	12.0	3.4

The significant reductions in food and paper cost percentages shown in the above table are the result of the continuing deflation in food costs combined with increased menu prices charged to customers. Commodity markets for beef, pork and seafood have experienced significant year-over-year price reductions. Prices in these markets are expected to trend higher throughout 2010. Purchase contracts for some commodities may contain contractual provisions that limit the price the Company will pay. The Company does not use financial instruments as a hedge against changes in commodity prices. Food and paper cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet line.

Management’s resolve to reduce the number of hours worked by hourly paid employees (in response to mandated increases in the minimum wage) continued through the First Three Quarters of Fiscal 2010. In addition, the Golden Corral segment achieved additional reductions in hours by launching a program that allows customers to help themselves to plates and silverware, which were previously brought to tables by servers. Despite the savings from the reductions in hours and higher menu prices charged to customers, several other factors continue to drive the payroll and related percentages above levels in the comparable year ago periods. These factors include higher levels of incentive compensation, higher medical insurance premiums, higher pension costs and certain charges to increase the Company’s reserves for its self-insured workers’ compensation program.

Medical insurance premiums escalated by almost fifteen percent for the plan year that ended December 31, 2009, rising to over $9,400,000. The Company typically absorbs 75 to 80 percent of the cost, with employees contributing the remaining 20 to 25 percent. Premium cost is currently expected to be 2.5 percent higher in the plan year that began January 1, 2010. Management is currently evaluating health care reform legislation that was recently enacted by the federal government to determine the effects upon the Company.

Net periodic pension cost was $571,000 and $364,000 respectively, in the Third Quarter of Fiscal 2010 and the Third Quarter of Fiscal 2009. Net periodic pension cost was $1,953,000 and $1,213,000 respectively, in the First Three Quarters of Fiscal 2010 and the First Three Quarters of Fiscal 2009. The higher cost is primarily the result of Fiscal 2009’s significant market losses in equity securities, which is the principal investment vehicle of funds in the pension trusts. The market losses in Fiscal 2009 required underfunded status of the pension plans to be recognized at June 2, 2009, which resulted in a reduction in the Company’s equity of approximately $5,000,000, net of tax. Absent a material restoration in the values of the securities, future funding requirements will be adversely affected, and much higher levels of net periodic pension costs will need to be recognized for years to come. Although no contributions are needed to meet minimum funding requirements for Fiscal 2010, discretionary contributions are currently planned at a level of $1,625,000, of which $775,000 had been contributed during the First Three Quarters of Fiscal 2010.

Management performs a comprehensive review each quarter of its self-insurance program for Ohio workers’ compensation and adjusts its reserves as deemed necessary based on claims experience. The reserves were increased by $536,000 in the First Three Quarters of Fiscal 2010, effected through a charge against earnings. The reserves were decreased—credited to earnings—by $66,000 during the First Three Quarters of Fiscal 2009. Minimal adjustments to the reserves were recorded in both the Third Quarter of Fiscal 2010 and the Third Quarter of Fiscal 2009.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, franchise fees for Golden Corral restaurants, new restaurant opening costs and many other restaurant operating costs. As most of these expenses tend to be fixed costs, the percentages shown in the above table are greatly affected by changes in same store sales levels. In other words, percentages rise when sales decrease and percentages will decrease when sales increase. Opening costs (all for Big Boy) were $193,000 during the Third Quarter of Fiscal 2010 and were $44,000 in the Third Quarter of Fiscal 2009. Opening costs (all for Big Boy) were $419,000 during the First Three Quarters of Fiscal 2010 and were $575,000 in the First Three Quarters of Fiscal 2009. Other operating costs are a much higher percentage of sales for the Golden Corral segment (compared with the Big Boy segment) because they have a larger physical facility and sales volumes remain well below management’s original expectations.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit, while franchise fees received and other revenue are added to it. Gains and losses from the sale of real property (if any) are then respectively added or subtracted. Charges for impairment of assets (if any) are also subtracted from gross profit to arrive at the measure of operating profit. Operating profit in the Third Quarter of Fiscal 2009 and the First Three Quarters of Fiscal 2009 included certain amounts (discussed below) credited to earnings in connection with the settlement of a long-standing legal matter.

Administrative and advertising expense increased $282,000 and $497,000 respectively, in the Third Quarter of Fiscal 2010 and the First Three Quarters of Fiscal 2010 when compared with comparable periods a year ago. The increases include higher accruals for incentive compensation and stock based compensation costs.

Revenue from franchise fees is based upon sales volumes generated by Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of March 9, 2010, 25 Big Boy restaurants were licensed to other operators and paying fees to the Company, a reduction of one restaurant from a year ago. Other revenue also includes certain other fees earned from restaurants licensed to others along with minor amounts of rent and investment income.

There were no sales of real property during the First Three Quarters of Fiscal 2010. Gains from the sale of real property amounted to $1,116,000 during the First Three Quarters of Fiscal 2009. The gains resulted primarily from the disposition in the first quarter of fiscal 2009 of a Big Boy restaurant that had ceased operations in June 2008. Aggregate proceeds amounted to $1,581,000.

No impairment of assets was recorded during either the First Three Quarters of Fiscal 2010 or the First Three Quarters of Fiscal 2009.

During the Third Quarter of Fiscal 2009, the Company received a check for $640,000 representing full and final settlement of the arbitration award in the long-standing case against the general contractor that had constructed a Golden Corral restaurant for the Company in Canton, Ohio in 2001, which the Company had to subsequently demolish due to defective construction work by the contactor. In addition to the cash received, an additional credit to earnings of $250,000 was recorded to reverse a liability that had represented the general contractor’s claim against the Company for the outstanding contract balance, which was eliminated when the award was made final.

Interest Expense

Interest expense decreased $68,000 and $190,000 respectively, in the Third Quarter of Fiscal 2010 and the First Three Quarters of Fiscal 2010 when compared with comparable year ago periods. The decreases are primarily the result of lower debt levels throughout most of the First Three Quarters of Fiscal 2010 compared with the First Three Quarters of Fiscal 2009.

Income Tax Expense

Income tax expense as a percentage of pretax earnings has been estimated at 32 percent throughout the First Three Quarters of Fiscal 2010 and was 29 percent throughout the First Three Quarters of Fiscal 2009. The effective tax rate for Fiscal 2009 was ultimately lowered to 28.2 percent. These rates have been kept consistently low through the use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. These credits are generally less favorable to the effective tax rate when higher levels of pretax earnings are achieved.

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

Working Capital Practices

The Company has historically maintained a strategic negative working capital position, a common practice in the restaurant industry. The working capital deficit was $16,505,000 as of March 9, 2010 and was $16,552,000 as of June 2, 2009. As significant cash flows are consistently provided by operations, and credit lines remain readily available, the continued use of this practice should not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments shown in the following table.

Aggregated Information about Contractual Obligations and Commercial Commitments March 9, 2010

			Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$31,343	$7,789	$10,511	$5,496	$3,691	$2,353	$1,503
	Interest on Long-Term Debt (estimated)	4,308	1,546	1,143	759	465	251	144
	Rent due under Capital Lease Obligations	2,129	327	255	104	65	65	1,313
1	Rent due under Operating Leases	18,672	1,628	1,614	1,476	1,509	1,465	10,980
2	Unconditional Purchase Obligations	18,987	9,712	4,817	3,517	941	—	—
3	Other Long-Term Obligations	1,151	228	231	234	237	221	—
	Total Contractual Cash Obligations	$76,590	$21,230	$18,571	$11,586	$6,908	$4,355	$13,940

1	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.
2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property (if any). Does not include agreements that are cancellable without penalty.
3	Deferred compensation liability (undiscounted).

As of March 9, 2010, $4,000,000 was available to be borrowed under the Company’s Construction Draw Credit Facility, which was net of $4,000,000 borrowed during the month of February 2010. In addition, a $5,000,000 Revolving Loan (currently unused) is readily available if needed to fund temporary working capital needs. The Company is in compliance with the covenants contained in both of these credit facilities. The Company expects no difficulties in extending both facilities prior to their scheduled expirations in October 2010.

Operating Activities

Operating cash flows were $19,245,000 in the First Three Quarters of Fiscal 2010, which compares with $16,484,000 in the First Three Quarters of Fiscal 2009. The increase in operating cash flows is primarily attributable to normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which fluctuate widely from quarter to quarter. Management measures cash flows from the operation of the business by simply adding to net earnings certain non-cash expenses such as depreciation, losses (net of any gains) on disposition of assets, charges for impairment of assets (if any) and stock based compensation cost. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $19,110,000 in the First Three Quarters of Fiscal 2010 and $17,754,000 in the First Three quarters of Fiscal 2009.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $17,054,000 during the First Three Quarters of Fiscal 2010, an increase of $4,141,000 from the First Three Quarters of Fiscal 2009. This year’s capital spending includes $13,952,000 for Big Boy restaurants and $3,102,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction and acquisitions of existing leased Big Boy restaurants from the landlords, plus on-going reinvestments in existing restaurants including remodelings, kitchen and dining room expansions, routine equipment replacements and other maintenance capital expenditures.

There have been no proceeds from the disposition of real property during the First Three Quarters of Fiscal 2010. Proceeds from the disposition of property during the First Three quarters of Fiscal 2009 amounted to $1,584,000, primarily reflecting the sale of an older Big Boy restaurant that had ceased operations in June 2008. Its sale resulted in a gain of $1,072,000.

Financing Activities

Borrowing against credit lines amounted to $8,000,000 during the First Three Quarters of Fiscal 2010, $4,000,000 of which was borrowed during the Third Quarter of Fiscal 2010. Scheduled and other payments of long-term debt and capital lease obligations amounted to $6,532,000 during the First Three Quarters of Fiscal 2010. Regular quarterly cash dividends paid to shareholders during the First Three Quarters of Fiscal 2010 amounted to $1,940,000. In addition, a $.13 per share dividend had been declared but not paid as of March 9, 2010. Its payment of $664,000 on April 9, 2010 was the 197th consecutive quarterly dividend paid by the Company. The Company expects to continue its 49 year practice of paying regular quarterly cash dividends.

During the First Three Quarters of Fiscal 2010, 4,417 shares of the Company’s common stock were issued pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $94,000. As of March 9, 2010, 508,000 shares granted under the Company’s two stock option plans remained outstanding, including 416,000 fully vested shares at a weighted average exercise price per share of $20.65. As of March 9, 2010, 547,000 shares remained available to be granted under 2003 Stock Option and Incentive Plan, which is net of 72,500 options granted during the First Three Quarters of Fiscal 2010: 51,500 options were granted to employees in June 2009, and in October 2009, 3,000 options shares were granted to the Chief Executive Officer along with 18,000 to non-employee members of the Board of Directors.

Under a stock repurchase program that expired in January 2010, 38,681 shares of the Company’s common stock were acquired over the two year life of the authorization at a cost of approximately $857,000. No shares were repurchased from June 3, 2009 through the program’s expiration in January 2010. On January 6, 2010, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of its common stock over a two year period that will expire January 6, 2012. No repurchases have been made.

Other Information

One new Big Boy restaurant opened for business during the First Three Quarters of Fiscal 2010 – near Hamilton, Ohio (Cincinnati market) on November 30, 2009. In addition, a Big Boy restaurant facility opened on September 30, 2009 in Lawrenceburg, Indiana (Cincinnati market), replacing an older facility. Three new Big Boy restaurants were under construction as of March 9, 2010, scheduled to open respectively in April 2010 in Independence, Kentucky (Cincinnati market), in Shepherdsville, Kentucky (Louisville market) in May 2010 and in Louisville in June 2010. Near term construction is likely on two sites that were acquired in February 2010 – one near Dayton, Ohio and the other in Elizabethtown, Kentucky (Louisville market). Other promising sites are under contract for possible future acquisition and development. However, these contracts are cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the respective contracts.

Including land and land improvements, the cost to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether the new restaurant is constructed using plans for the original newer building prototype (used since 2001) or its smaller adaptation that was developed in Fiscal 2010 for use in smaller trade areas. The smaller prototype is being used to build all three of the Big Boy restaurants that were under construction as of March 9, 2010. The smaller prototype will also be used in construction on the two sites that were acquired in February 2010.

Approximately one-fifth of the Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with the newer prototype restaurants. The current cost to renovate a typical older restaurant ranges from $150,000 to $175,000. Newer prototype restaurants also receive updates when they reach five years of age, the cost of which currently ranges from $80,000 to $90,000. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether an expansion of the dining room is warranted. A typical kitchen redesign costs approximately $125,000 while a dining room expansion can cost up to $750,000.

Although the Company possesses development rights to open up to twelve more Golden Corral restaurants, no further development is currently planned and there is no active search for sites on which to build. Three Golden Corral restaurant locations that were determined to have impairment of long-lived assets at the end of Fiscal 2008 remained in operation as of March 9, 2010.

Eleven Golden Corrals are being renovated in Fiscal 2010. In addition, carpeting is typically replaced in each restaurant every two and a half years on average. The Fiscal 2010 Golden Corral remodeling budget, including replacement of carpeting, is approximately $1,800,000.

Although part of the Company’s strategic plan entails owning the land on which it builds new restaurants, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. During the Third Quarter of Fiscal 2010, the Company entered a capital lease for land on which construction of a Big Boy restaurant is now underway. Under the terms of the lease, the Company is required to acquire the land in fee simple estate after the tenth year. Seven of the 35 Golden Corral restaurants now in operation and three Big Boy restaurants opened since 2003 were built on leased land. As of March 9, 2010, 22 restaurants were operating on non-owned premises, all of which are being accounted for as operating leases.

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

Pension Plans

Pension plan accounting requires rate assumptions for future compensation increases and the long-term investment return on plan assets. A discount rate is also applied to the calculations of net periodic pension cost and projected benefit obligations. An informal committee comprised of executives from the Finance Department and the Human Resources Department, with guidance provided by the Company’s actuarial consulting firm, develops these assumptions each year. The consulting firm also provides services in calculating estimated future obligations and net periodic pension cost.

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

Assets of the pension plans are targeted to be invested 70 percent in equity securities, as these investments have historically provided the greatest long-term returns. Poor performance in equity securities markets can significantly lower the market values of the plans’ investment portfolios, which, in turn, can result in a) material increases in future funding requirements, b) much higher periodic pension costs to be recognized in future years, and c) the plans reaching underfunded status, requiring the Company’s equity to be reduced.

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

ITEM 4. CONTROLS and PROCEDURES

a) Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 9, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the

Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

b) Changes in Internal Control over Financial Reporting. The CEO and CFO have concluded that there were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 9, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T. CONTROLS and PROCEDURES

Not applicable.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A.	In April 2008, the Company filed five separate lawsuits against 7373 Corporation (7373), the lessor of five properties on which the Company operates five Big Boy restaurants. The Company’s complaints claimed breach of contract and asked for declaratory relief and specific performance. In May 2008, 7373 filed its Answers and Counterclaims. The Company maintained that it should be allowed to purchase the five underlying properties for certain amounts that were specified in the Lease Agreements, which taken together amounted to $2,471,540. 7373 claimed that the Company must purchase the properties for a larger amount based upon alternative values in the Lease Agreements and market appraisal values.

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

In addition to operating results, other factors can influence the volatility and price at which the Company’s common stock trades. The Company’s stock is thinly traded on the NYSE Amex market. Thinly traded stocks can be susceptible to sudden, rapid declines in price, especially when holders of large blocks of shares seek exit positions. Rebalancing of stock indices in which the Company’s shares are placed such as the Russell 3000 Index can also influence the price of the Company’s stock.

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

In addition, the Company’s loan agreements include financial and other covenants with which compliance must be met or exceeded each quarter. Failure to meet these or other restrictions could result in an event of default under which the lender may accelerate the outstanding loan balances and declare them immediately due and payable.

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

Litigation and Negative Publicity

Employees, customers and other parties bring various claims against the Company from time to time. Defending such claims can distract the attention of senior level management away from the operation of the business. Legal proceedings can result in significant adverse effects to the Company’s financial condition, especially if other potential responsible parties lack the financial wherewithal to satisfy a judgment against them or the Company’s insurance coverage proves to be inadequate. Also, see “Legal proceedings” in Part II, Item 1 of this Form 10-Q.

In addition, negative publicity associated with legal claims against the Company, whether or not such complaints are valid, could harm the Company’s reputation, which, in turn, could adversely affect operating results. The Company’s reputation and brand can also be harmed by operational problems experienced by other operators of Big Boy and Golden Corral restaurants, especially from issues relating to food safety. Other negative publicity such as that arising from rumor and innuendo spread through social internet media and other sources can create adverse effects on the Company’s results of operations.

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

Golden Corral Operations

Golden Corral same-store sales declines have been experienced for 21 of the last 26 quarters, during which cash flows from Golden Corral operations have sometimes deteriorated. The ability of the Company to reverse the downturn and permanently restore sales and margin growth poses a significant risk to the Company.

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

On January 6, 2010, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of common stock in the open market or through block trades over a two-year period that will expire January 6, 2012. The new authorization replaced a similar program that expired in January 2010. No repurchases of common stock under either program were made during the fiscal quarter ended March 9, 2010.

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

10.5 Employment Agreement between the Registrant and Craig F. Maier effective June 3, 2009, dated April 10, 2009, filed as Exhibit 10.16 to the Registrant’s Form 10-Q Quarterly Report for March 10, 2009, is incorporated herein by reference. *

10.6 Frisch’s Executive Retirement Plan (SERP) effective June 1, 1994, filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference. *

10.7 Amendment No. 1 to Frisch’s Executive Retirement Plan (SERP) (see Exhibit 10.6 above) effective January 1, 2000, filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference. *

10.8 2003 Stock Option and Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference. *

10.9 Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10.8 above) effective September 26, 2006, filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference. *

10.10 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.8 and 10.9 above) effective December 19, 2006, filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10.11 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.8, 10.9 and 10.10 above) adopted October 7, 2008, filed as Exhibit 10.21 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.12 Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.8, 10.9, 10.10 and 10.11 above), filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference. *

10.13 Amended and Restated 1993 Stock Option Plan, filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10.14 Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10.13 above) effective December 19, 2006, filed as Exhibit 99.1 to the registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference. *

10.15 Employee Stock Option Plan, filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference. *

10.16 Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference. *

10.17 First Amendment to Change of Control Agreement (see Exhibit 10.16 above) between the Registrant and Craig F. Maier dated March 17, 2006, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference. *

10.18 Second Amendment to Change of Control Agreement (see Exhibits 10.16 and 10.17 above) between the Registrant and Craig F. Maier dated October 7, 2008, filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated October 7, 2008, is incorporated herein by reference. *

10.19 Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Rinzy J. Nocero, Karen F. Maier, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley, Michael R. Everett, James I. Horwitz, William L. Harvey and certain other “highly compensated employees” (Grantors). *

10.20 First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10.19 above), filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference. *

10.21 Senior Executive Bonus Plan effective June 2, 2003, filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference. *

10.22 Non-Qualified Deferred Compensation Plan, Basic Plan Document to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.23, 10.24 and 10.25), filed as Exhibit 10.32 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.23 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Stock) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.22, 10.24 and 10.25), filed as Exhibit 10.33 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.24 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Mutual Funds) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.22, 10.23 and 10.25), filed as Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference. *

10.25 Non-Qualified Deferred Compensation Plan, Adoption Agreement to Restate Frisch’s Executive Savings Plan (FESP) effective July 1, 2009 (also see Exhibits 10.22, 10.23 and 10.24), filed as Exhibit 10.36 to the Registrant’s Form 10-K Annual Report for 2009, is incorporated herein by reference. *

*	Denotes a compensatory plan or agreement

14 Code of Ethics for Chief Executive officer and Financial Professionals, filed as Exhibit 14 to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

15 Letter re: unaudited interim financial information, is filed herewith.

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
DATE April 5, 2010
	BY	/s/ Donald H. Walker
Donald H. Walker
Vice President – Finance, Treasurer and
Principal Financial and Accounting Officer