Form 10-K
period 2010-06-01
FRISCHS RESTAURANTS INC
filed 2010-07-30
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 1, 2010

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
Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant on December 15, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $71,940,000, based upon the closing sales price of the registrant’s common stock as reported on NYSE Amex on that date. The registrant does not have any non-voting common equity.

As of July 23, 2010, there were 5,123,053 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held October 6, 2010 are incorporated by reference into Part III of this Form 10-K.

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

All forward looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. Except as may be required by law, the Company disclaims any obligation to update any of the “forward-looking statements” that are contained in this Form 10-K.

References to fiscal years used in this Form 10-K

In this Annual Report on Form 10-K, the Company’s fiscal year that ended June 1, 2010 may be referred to as fiscal year 2010. The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of the month of May. Fiscal year 2010 consisted of 52 weeks.

Also in this Annual Report on Form 10-K, the Company’s fiscal years that ended June 2, 2009, June 3, 2008, May 29, 2007 and May 30, 2006 may be referred to as fiscal years 2009, 2008, 2007 and 2006, respectively. All of these years consisted of 52 weeks, except for fiscal year 2008, which was a 53 week year. In addition, it should be noted that fiscal year 2006 included an additional two days (366 days) to effect a change in the fiscal year end from the Sunday nearest to the last day of May to the nearest Tuesday. References to fiscal year 2011 refer to the 52 week year that began on June 2, 2010 and will end on Tuesday, May 31, 2011.

The first quarter of each fiscal year presented herein contained sixteen weeks while the last three quarters contained twelve weeks, except for the fourth quarter of fiscal year 2008 which contained thirteen weeks and the fourth quarter of fiscal year 2006 which consisted of twelve weeks plus two days.

PART I

(Items 1 through 4)

Item 1. Business

Background

The registrant, Frisch’s Restaurants, Inc. (together with its wholly owned subsidiaries, referred to as the “Company” or the “Registrant”), is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. “Big Boy” restaurants operated by the Company during the last five years have been located entirely in various regions of Ohio, Kentucky and Indiana. In addition to Ohio, Kentucky and Indiana, “Golden Corral” restaurants have been operated in small portions of Pennsylvania and West Virginia during the last five years.

Incorporated in the state of Ohio in 1947, the Company’s stock has been publicly traded since 1960. The Company’s executive offices are located at 2800 Gilbert Avenue, Cincinnati, Ohio 45206. The telephone number is (513) 961-2660. The Company’s web site is www.frischs.com.

The Company’s vision is to be the best large owner/operator of franchised, multi-location restaurant concepts within 500 miles of Cincinnati. As of June 1, 2010, the Company’s operations consisted of 91 family-style restaurants using the “Big Boy” trade name and 35 “Golden Corral” restaurants. Additionally, 25 “Big Boy” restaurants were in operation under licensing rights granted by the Company to other operators. All of the restaurants licensed to other operators are located in various markets within the states of Ohio, Kentucky and Indiana.

The Company owns the trademark “Frisch’s.” The rights to the “Big Boy” trademark, trade name and service mark are exclusively and irrevocably owned by the Company for use in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. The Company has development rights with Golden Corral Franchising Systems, Inc. allowing the Company to develop up to twelve additional “Golden Corral” restaurants by December 31, 2011.

Financial information for both the “Big Boy” and “Golden Corral” operating segments as of and for the three fiscal years in the period ended June 1, 2010 appears in Note G—Segment Information – to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Big Boy Restaurant Operations

Big Boy restaurants are full service family-style restaurants offering quick, friendly service, which the Company operates under the name “Frisch’s.” All of the restaurants offer “drive-thru” service. The restaurants are generally open seven days a week, typically from 7:00 a.m. to 11:00 p.m. with extended weekend evening hours. Standardized menus offer a wide variety of items at moderate prices, featuring well-known signature items such as the original “Big Boy” double-deck hamburger sandwich, freshly made onion rings and hot fudge cake for dessert. Menu selections also include many other sandwiches, pasta, roast beef, chicken and seafood dinners, desserts, non-alcoholic beverages and many other items. In addition, a full breakfast menu is offered, and all of the restaurants contain breakfast bars that are easily converted to soup and salad bars for lunch and dinner hours. Drive-thru and carryout menus emphasize combo meals that consist of a popular sandwich packaged with french fries and a beverage and sold at a lower price than if purchased separately. Although customers have not shown any significant preference for highly nutritional, low fat foods, such items are available on the menu and salad bars. In addition, customers are not discouraged from ordering customized servings to meet their dietary concerns (a sandwich can be ordered, for example, without the usual dressing of cheese and tartar sauce).

Operations in the Big Boy segment are vertically integrated. The Company operates a commissary and food manufacturing plant near the Company’s Cincinnati headquarters, which manufactures and prepares foods, and stocks food and beverages, paper products and other supplies for distribution to Big Boy restaurants. Some companies in the restaurant industry operate commissaries, while others purchase directly from outside sources. Raw materials, principally consisting of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. The Company believes that its Big

Boy operations benefit from centralized purchasing and food preparation through its commissary operation, which ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs. The commissary does not supply the Company’s Golden Corral restaurants.

Substantially all licensed Big Boy restaurants regularly purchase products from the commissary. Sales of commissary products to Big Boy restaurants licensed to other operators were $8.6 million in fiscal year 2010 (2.9% of consolidated sales), $9.0 million fiscal year 2009 (3.0% of consolidated sales) and $9.3 million in fiscal year 2008 (3.1% of consolidated sales).

System-wide Frisch’s Big Boy restaurant gross sales, which include sales generated by restaurants that the Company licenses to others, were approximately $215 million in fiscal year 2010, $216 million in fiscal year 2009, and $218 million in fiscal year 2008.

The Big Boy marketing strategy—“What’s Your Favorite Thing?” – has been in place for more than ten years. Results from ongoing market research lead the Company to believe its effectiveness has not diminished. Television commercials are broadcast on local network affiliates and local cable programming that emphasize Big Boy’s distinct and signature menu items and unique dining experience.

Newly produced television commercials, which continued to incorporate the customer’s “Favorite Thing” as well as their dining experience, debuted during the first half of fiscal year 2010. In the second half of fiscal year 2010, new television commercials debuted that promote specific products and were paired with the “Favorite Thing” commercials. The result was an increase in sales for the specific product advertised.

Radio, outdoor and targeted online advertising were used throughout fiscal year 2010 to complement the media plan, primarily to introduce and promote new menu items throughout the year. The Company also utilized social media as a means to develop two-way communication directly with the customer. Targeted social media communities are a cost effective way to reach a wide range of customers, but are a particularly important means to reach younger audiences.

The Company currently expends for advertising an amount equal to two and one-half percent of Big Boy gross sales, plus fees paid into an advertising fund by restaurants licensed to other operators.

Designed with longevity in mind while also appealing to younger customers, newly constructed Big Boy restaurants are marked with bold colors and bright environments, featuring sleek lines, cherry colored paneling and wood trim, accented with abundant natural light and company memorabilia covering much of the wall space. On average, the approximate cost to build and equip a typical Big Boy restaurant currently ranges from $2,500,000 to $3,400,000, depending on land cost and land improvements, which can vary greatly from location to location. Costs also depend on whether the new restaurant is constructed using basic plans for the original newer building prototype (used since 2001) or its smaller adaptation that was developed in fiscal year 2010 for use in smaller trade areas.

As part of the Company’s commitment to serve customers in clean, pleasant surroundings, the Company renovates approximately one-fifth of its Big Boy restaurants each year. The renovations are designed to not only refresh and upgrade the interior finishes, but also to synchronize the interiors and exteriors of older restaurants with that of newly constructed restaurants. The current average cost to renovate a typical older restaurant ranges from $120,000 to $150,000. Newer prototype restaurants that reach five years of age also receive renovations, which on the average currently range from $80,000 to $90,000 per restaurant.

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

The following tabulation recaps Big Boy restaurant openings and closings for restaurants operated by the Company for the five most recent fiscal years:

	Fiscal Year
	2006	2007	2008	2009	2010

Big Boy Restaurants Operated by the Company

In operation beginning of year	88	90	87	87	88

Opened	1	2	2	2	3
Opened replacement building	1	—	1	1	1
Closed to make way for new buildings	—	(1)	—	(1)	(1)
Closed	—	(4)	(3)	(1)	—

End of year - total operated Big Boy restaurants	90	87	87	88	91

The three new Big Boy restaurants opened in fiscal year 2010 were: 1) November 2009 near Hamilton, Ohio (Cincinnati market), 2) April 2010 in Independence, Kentucky (Cincinnati market), and 3) May 2010 in Shepherdsville, Kentucky (Louisville market). The replacement restaurant opened in September 2009 in Lawrenceburg, Indiana (Cincinnati market).

Two other sites were under construction as of June 1, 2010: one to open in Louisville, Kentucky in July 2010, and the other is scheduled to open near Dayton, Ohio in August 2010. Three other sites were acquired in fiscal year 2010 – one each in the Louisville, Columbus and Cincinnati markets - on which construction should begin in fiscal year 2011, two of which should open before the end of fiscal year 2011. Several other sites are currently being evaluated for future acquisition and development.

With respect to Big Boy restaurants licensed to other operators, the following tabulation recaps openings and closings for the five most recent fiscal years:

	Fiscal Year
	2006	2007	2008	2009	2010

Big Boy Restaurants Licensed to Others

Licensed to others beginning of year	28	28	28	28	26

Opened	—	—	—	—	—
Closed	—	—	—	(2)	(1)

End of year - total Big Boy restaurants licensed to others	28	28	28	26	25

Franchise fees are charged to licensees for use of trademarks and trade names and licensees are required to make contributions to the Company’s general advertising account. These fees and contributions are calculated principally on percentages of sales. Total franchise and other service fee revenue earned by the Company from licensees was $1.1 million in fiscal year 2010, $1.1 million in fiscal year 2009 and $1.1 million in fiscal year 2008. Other service fees from licensees include revenue from accounting and payroll services that four of the licensed restaurants currently purchase from the Company.

The license agreements with licensees are not uniform, but most of the licenses for individually licensed restaurants that were in effect as of June 1, 2010 are covered by agreements containing the following provisions:

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

The July 2004 development agreement was amended in April 2008 to delete sixteen restaurants from development plans, which were to be located in western Pennsylvania, southern Michigan, and northern Indiana. Accordingly, the Company now has the right to develop twelve additional Golden Corral restaurants through December 31, 2011.

The Company opened its first Golden Corral restaurant in January 1999. Twenty-nine more opened over the course of the following six years. Pursuant to the July 2004 development agreement, the Company entered certain markets in Pennsylvania and West Virginia in fiscal year 2006, followed by the entry into the Columbus, Ohio market when the Company opened its 35th Golden Corral restaurant in July 2007.

The following tabulation recaps Golden Corral restaurant openings for the five most recent fiscal years:

	Fiscal Year
	2006	2007	2008	2009	2010

Golden Corral Restaurants Operated by the Company

In operation beginning of year	30	34	34	35	35

Opened	4	—	1	—	—

End of year - total operated Golden Corral restaurants	34	34	35	35	35

Depending on land cost and land improvements, which can vary greatly from location to location, and whether land is purchased or leased, the cost to build and equip a Golden Corral restaurant is currently estimated to range from $3,200,000 to $4,000,000. There is no active search for sites on which to build.

On June 4, 2008, the Company announced that management had concluded that certain assets in the Golden Corral segment were impaired under applicable accounting rules. As a result, a non-cash pretax charge to earnings approximating $4.7 million dollars was taken to record the impairment in the fourth quarter of fiscal year 2008. The impairment charge lowered the carrying values of three Golden Corral restaurant locations to their estimated fair values, as required when the expected future cash flows from the operation of individual restaurants is less than the carrying values of the operating assets. The three restaurants with impaired values remain in operation.

Golden Corral is a grill-buffet style family restaurant concept offering a wide variety of buffet items. The buffet line features a large charbroil grill that is placed directly on the buffet line. This format allows customers to be served grilled-to-order steaks directly from the buffet line as part of the regular buffet price. The buffet also features many other varieties of meat including fried and rotisserie chicken, meat loaf, pot roast, fish, shrimp and a carving station that serves a rotation of hot roast beef, ham and turkey. The buffet also includes fresh fruits and vegetables, other hot and cold buffet foods, a salad bar, desserts, an in-store display bakery that offers made-from-scratch bakery goods, and many beverage items, none of which contains alcohol. Most of the food is prepared in full view of customers in order to emphasize its freshness and quality. The restaurants have distinctive exterior and interior designs, and are open seven days a week for lunch and dinner, providing prompt, courteous service in a clean and wholesome family atmosphere. Typical operating hours are 11:00 a.m. to 9:00 p.m. The restaurants open at 7:30 a.m. on weekends to provide the “Golden Sunrise Breakfast” buffet. The Company has sole discretion as to the prices charged to its customers.

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

Prior to January 1, 2009, the Company was permitted to retain and expend advertising fees at its direction, at the rate of two percent of gross sales. This system was replaced on January 1, 2009, when the Franchisor initiated a national advertising program under which all Golden Corral restaurants were required to begin contributing their advertising fees each week to the Franchisor, continuing at the rate of two percent of gross sales. On January 1, 2010, advertising fees were increased to 2.4 percent of gross sales, allowing additional national media buying by the Franchisor, which effectively expanded cable television spots in all the Company’s market areas. Marketing strategy and creative direction originates from the Franchisor. The campaign during fiscal year 2010 focused on Golden Corral’s value in comparison to competition and a wide range of available dining options.

A renovation program for Golden Corral restaurants has been tailored to replicate the highly successful Big Boy renovation program. Each Golden Corral restaurant is renovated after five years of operation and every five years thereafter. Eleven Golden Corral restaurants were renovated in fiscal year 2010. Nine are scheduled to be renovated in fiscal year 2011 at a cost of approximately $140,000 each.

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

The Company’s incentive-based compensation program for restaurant managers, area supervisors and regional directors (collectively, operations management) ties compensation of operations management directly to the cash flows of their restaurant(s), which allows incentive compensation to be more consistently earned. The incentive compensation that operations management can earn under the program is at a level the Company believes is above the average for competing restaurant concepts. The Company believes the program has reduced turnover in operations management, and has resulted in a strong management team that continues to focus on building same store sales and margins.

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

Information Technology

Each of the Company’s restaurants is managed through standardized operating and control systems anchored by a point-of-sale (POS) system that allows management to instantly accumulate and utilize data for more effective decision making, while allowing restaurant managers to spend more time in the dining room focusing on the needs of customers. The system generates the guest check and provides functionality for settling the customer’s check using cash, credit or debit card, or gift card. The system provides a record of all items sold, the service time, and the server responsible for the customer. Employee time keeping is also kept on the POS system. Back office functionality provides employee master file data, employee scheduling, inventory control, sales forecasting, product ordering and many other management reports.

To provide more consistent and secure reporting, a plan was launched in May 2009 to merge the POS systems of Big Boy and Golden Corral into one integrated solution through the implementation of new software that provides both ‘front of the house’ and ‘back of the house’ functionality. As of June 1, 2010, the new software had been successfully installed in all Golden Corral restaurants, each of which also received new POS register equipment and back office hardware. Approximately 30 of the Big Boys had been completed as of June 1, 2010, each of which also received new back office hardware. The plan calls for completing the Big Boy installations by November 2010. A five-year plan to replace POS register equipment in all Big Boy restaurants was completed during fiscal year 2008.

The implementation of the integrated solution includes improved security measures derived through the installation of biometric sign-on devices to access the POS systems, replacing card swipe technology. The system will be upgraded to meet the Payment Card Industry (PCI) Security requirements that must be in place by July 2011.

Standardized operating and control systems also include an automated drive-thru timer system in all Big Boy restaurants that measures the time from when a customer’s car first enters the drive-thru station until the order is received and the customer exits the drive-thru. This information is provided to the restaurant manager in a real time environment, which reduces the amount of time required to serve customers. To replenish restaurant inventories, a “suggested order” automated system analyzes current inventory balances and sales patterns and then “suggests” a replenishment order from the commissary operation. This process optimizes in-store inventory levels, which results in better control over food costs, identifies waste and improves food quality.

Digital Subscriber Lines (DSL) were installed in all Big Boy restaurants in fiscal year 2008, replacing satellite broad band connectivity between headquarters and the restaurants. DSL installation in Golden Corral restaurants began in fiscal year 2009 and was completed during fiscal year 2010. The changeover has eliminated periodic disruptions of service associated with satellite technology.

To enhance the highly successful issuance of Frisch’s Big Boy gift cards, a program was launched in fiscal year 2009 to begin selling Big Boy gift cards in certain grocery store outlets. During fiscal year 2010, Big Boy gift cards became available online through the Company’s corporate web site (www.frischs.com). Golden Corral gift cards became the standard within the Golden Corral franchise system in fiscal year 2007.

Electronic signature capture devices that process debit and credit card transactions, which have been in place in all Big Boy restaurants for several years, will be added in all Golden Corral restaurants during fiscal year 2011. Other paperless systems in restaurants include a) employee payroll advices that can be either emailed directly to the employee or provided electronically to each restaurant where the employees may print them on demand if desired, b) signatures have been captured on key employment documents such as Form W-4 and acknowledgements regarding employee handbooks, and c) an online employment application has been added to the Company’s corporate web site (www.frischs.com) that provides direct feeds into the POS system and the enterprise reporting system at headquarters.

Originally installed in 2004, the enterprise reporting system that supports the Company’s information needs has twice been successfully upgraded to new environments, most recently in September 2009. A complete headquarters network upgrade (wiring and equipment) was completed in the spring of 2007. The headquarters telephone system was replaced with a Voice Over Internet Protocol (VOIP) system in March 2007.

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

Pursuant to a 2001 agreement with Big Boy Restaurants International, LLC, the Company acquired limited ownership rights and a right to use the “Big Boy” trademarks and service marks within the states of Indiana and Kentucky and in most of Ohio and Tennessee. A concurrent use registration was issued October 6, 2009 on the Principal Register of the United States Patent and Trademark Office, confirming these exclusive “Big Boy” rights.

The “Golden Corral” trademarks and service marks are registered trademarks of Golden Corral Corporation.

The Company is not aware of any infringements on its registered trademarks and service marks, nor is the Company aware of any infringement on any of its territorial rights to use the proprietary marks that are owned by or licensed to the Company.

Seasonality

The Company’s business is moderately seasonal for both the Big Boy and Golden Corral operating segments, with the third quarter of the fiscal year (mid-December through early March) normally accounting for a smaller share of annual revenues. Additionally, severe winter weather can have a marked negative impact upon revenue during the third quarter. Occupancy and other fixed operating costs have a greater negative impact on operating results during any quarter that may experience lower sales. Results for any quarter should not be regarded as indicative of the year as a whole, especially the first quarter, which contains sixteen weeks. Each of the last three quarters normally contains twelve weeks. The fourth quarter of fiscal year 2008 contained a thirteenth week that was necessary to complete the 53 week accounting year.

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

As there is no need to maintain significant levels of inventories or receivables, the Company maintains a strategic negative working capital position, which is not uncommon in the restaurant industry. The working capital deficit was $18,152,000 as of June 1, 2010. As significant, predictable cash flows are provided by operations, the deployment of a negative working capital strategy has not and will not hinder the Company’s ability to satisfactorily retire any of its obligations when due. Additionally, a working capital revolving line of credit is readily available if needed.

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

Research and Development

The Company’s corporate staff includes a manager of research and development for its Big Boy restaurants whose responsibilities entail development of new menu selections and enhancing existing products. From time to time, the Company also conducts consumer research to identify where future restaurants should be built, along with emerging industry trends and changing consumer preferences. While these activities are important to the Company, these expenditures have not been material during the three fiscal years in the period ending June 1, 2010 and are not expected to be material to the Company’s future results.

Government Regulation

The Company is subject to licensing and regulation by various federal, state and local agencies, including vendors’ licenses, health, sanitation, safety and hiring and employment practices including compliance with the Fair Labor Standards Act and minimum wage statutes. All Company operations are believed to be in material compliance with all applicable laws and regulations. All of the Company’s restaurants substantially meet local and state building and fire codes, and the material requirements of the Americans with Disabilities Act. Although the Company has not experienced any significant obstacles to obtaining building permits, licenses or approvals from governmental bodies, increasingly rigorous requirements on the part of state, and in particular, local governments, could delay or possibly prevent expansion in desired markets.

The federal health care reform package that was recently signed into law will require the Company to post calorie counts and other nutritional information on its menus. The final rules are expected to be issued by the Food and Drug Administration in March 2011. The increase in operating costs to effect these changes is not expected to be material. However, sales and profitability may be adversely affected if customers significantly alter their behavior as a result of this information being available to them.

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

Employees

As of June 1, 2010, the Company and its subsidiaries employed approximately 8,400 active employees, approximately 2,400 of whom work in Golden Corral restaurants. Approximately 4,300 of the Company’s employees are considered part-time (those who work less than 30 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to sales patterns in individual restaurants. None of the Company’s employees is represented by a collective bargaining agreement. Management believes that employee relations are excellent and employee compensation is comparable with or better than competing restaurants.

Geographic Areas

The Company has no operations outside of the United States of America. The Company’s revenues, consisting principally of retail sales of food and beverages to the general public and certain wholesale sales to and license fees from restaurants licensed to other operators, were substantially generated in various markets in the states of Ohio, Kentucky and Indiana during each of the three fiscal years in the period ended June 1, 2010. In addition, two Golden Corral restaurants are operated in western Pennsylvania and a third restaurant operates in the northwest part of West Virginia. Substantially all of the Company’s long-lived assets were deployed in service in the same states during the same periods stated above.

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

Copies of the Company’s corporate governance documents are also available on the Company’s corporate web site (www.frischs.com). The documents include the Company’s Code of Regulations, Corporate Governance Guidelines, Code of Conduct, Code of Ethics for Chief Executive Officer and Financial Professionals, Insider Trading Policy, Related Person Transaction Policy, the Charter of the Disclosure Controls and Risk Management Committee, and various charters of committees of the Board of Directors, including that of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, the Strategic Planning Committee and the Finance Committee.

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

Executive Officers of the Registrant

The following table sets forth the names and certain information concerning the executive officers of the Company:

Name	Age	Current Principal Occupation or Employment and Five Year Employment History

Craig F. Maier (a)	60	President and Chief Executive Officer of the Company (since 1989)

Rinzy J. Nocero	56	Vice President and Chief Operating Officer of the Company (since February 2007); Private Investor (from November 2004 to February 2007); Senior Vice President - Operations, Bob Evans Farms, Inc. (from 1993 to November 2004)

Donald H. Walker	64	Vice President and Chief Financial Officer (since 1996) and Treasurer of the Company (since 1982)

Michael E. Conner, Sr.	58	Vice President - Human Resources of the Company (since 2000)

Michael R. Everett	56	Vice President - Information Services of the Company (since June 2006); Director of Information Services of the Company (from May 2005 to June 2006); Director, Haverstick Consulting, Inc. (from May 2002 to May 2005)

James I. Horwitz	53	Vice President – Real Estate and Franchising of the Company (since March 2008); Director of Leasing and Development, Cincinnati United Contractors (from February 2007 to March 2008); Director of Real Estate, Alderwoods Group (from December 2005 to January 2007); Broker, Re/Max Preferred Group / The Clay Group (from 1997 to December 2005)

Karen F. Maier (a)	58	Vice President - Marketing of the Company (since 1983)

Stephen J. Hansen	45	Vice President - Commissary of the Company (since June 2010); Plant Manager, Klosterman Baking Company (from March 2009 to June 2010); Operations Manager, General Mills (from October 2008 to March 2009); Plant Manager, Campos Foods LLC (from 1996 to June 2008)

William L. Harvey	56	Regional Director of the Company (since 1995) and formerly held positions within the Company of Area Supervisor and Executive Store Manager

Lindon C. Kelley	55	Regional Director of the Company (since 2000) and formerly held positions within the Company of Area Supervisor and Executive Store Manager

Louie Sharalaya	60	Regional Director of the Company (since 2001) and formerly held positions within the Company of Area Supervisor and Executive Store Manager

(a)	Craig F. Maier is the brother of Karen F. Maier.

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

In addition to operating results, other factors can influence the volatility and price at which the Company’s common stock trades. The Company’s stock is thinly traded on the NYSE Amex market. Thinly traded stocks can be susceptible to sudden, rapid declines in price, especially when holders of large blocks of shares seek exit positions. Rebalancing of stock indices in which the Company’s shares are placed such as the Russell 2000 Index can also influence the price of the Company’s stock.

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

Economic Factors

Economic recessions can negatively influence discretionary consumer spending in restaurants and result in lower customer counts, as consumers become more price conscious, tending to conserve their cash as unemployment and economic uncertainty mount. The effects of higher gasoline prices can also negatively affect discretionary consumer spending in restaurants. Increasing costs for energy affect profit margins in many other ways. Petroleum based material is often used to package certain products for distribution. In addition, suppliers may add surcharges for fuel to their invoices. The cost to transport products from the commissary to restaurant operations will rise with each increase in fuel prices. Higher costs for electricity and natural gas result in higher costs to heat and cool restaurant facilities and to refrigerate and cook food.

Inflationary pressure, particularly on food costs, labor costs (especially associated with increases in the minimum wage) and health care benefits, can negatively affect the operation of the business. Shortages of qualified labor are sometimes experienced in certain local economies. In addition, the loss of a key executive could pose a significant adverse effect on the Company.

Future funding requirements of the two qualified defined benefit pension plans that are sponsored by the Company largely depend upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Poor performance in equity securities markets can significantly lower the market values of the plans’ investment portfolios, which, in turn, can result in a) material increases in future funding requirements, b) much higher net periodic pension costs to be recognized in future years, and c) the plans reaching underfunded status, requiring reductions in the Company’s equity to be recognized.

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

Litigation and Negative Publicity

Employees, customers and other parties bring various claims against the Company from time to time. Defending such claims can distract the attention of senior level management away from the operation of the business. Legal proceedings can result in significant adverse effects to the Company’s financial condition, especially if other potentially responsible parties lack the financial wherewithal to satisfy a judgment against them or the Company’s insurance coverage proves to be inadequate. Also, see “Legal Proceedings” elsewhere in Part I, Item 3 of this Form 10-K.

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

Governmental and Other Rules and Regulations

Governmental and other rules and regulations can pose significant risks to the Company. Examples include:

•	general exposure to penalties or other costs associated with the potential for violations of numerous governmental regulations, including:

•	immigration (I-9) and labor regulations regarding the employment of minors

•	minimum wage and overtime requirements

•	employment discrimination and sexual harassment

•	health, sanitation and safety regulations

•	restaurant facility issues, such as meeting the requirements of the Americans with Disabilities Act of 1990 or liabilities to remediate unknown environmental conditions

•	changes in existing environmental regulations that would significantly add to the Company’s costs

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety

•	climate change legislation that adversely affects the cost of energy

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements

•	compliance with recently enacted legislation to reform the U.S. health care system could adversely affect the Company’s health care costs

•

nutritional labeling on menus - compliance with recently enacted legislation requiring nutritional labeling on menus and the Company’s reliance on the accuracy of information obtained from third party suppliers

•	nutritional labeling on menus – potential effect on sales and profitability if customers’ buying habits change

•	legislation or court rulings that result in changes to tax codes that are adverse to the Company

•	changes in accounting standards imposed by governmental regulators or private governing bodies could adversely affect the Company’s financial position

•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly

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

In addition, security violations of any unauthorized access to information systems could result in the loss of proprietary data; consumer confidence may be lost if protection of consumer privacy should be compromised.

Golden Corral Operations

Notwithstanding significant improvements during fiscal years 2009 and 2010, Golden Corral same-store sales declines have been experienced for 21 of the last 27 quarters, during which cash flows from Golden Corral operations have sometimes deteriorated. The ability of the Company to reverse the downturn and permanently restore sales and margin growth poses a significant risk to the Company.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

All of the Company’s restaurants are freestanding, well-maintained facilities. Older Big Boy restaurants are generally located in urban or heavily populated suburban neighborhoods that cater to local trade rather than highway travel. A few of these restaurant facilities are now approximately 40 years old. Big Boy restaurants opened since the early 1990’s have generally been located near interstate highways. The average Big Boy restaurant in operation as of June 1, 2010 contained approximately 5,600 square feet with seating capacity for 156 guests. A second prototype debuted in fiscal 2010 for use in smaller trade areas. Its footprint approximates 5,000 square feet and has 146 dining room seats. Golden Corral restaurants constructed in earlier years contained 9,952 square feet with seating for 348 guests. Newer restaurants have 10,300 square feet with 372 seats.

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

The following table provides certain operating segment information with respect to the number and location of all restaurants in the Company’s system as of June 1, 2010:

	Big Boy
	Company Operated	Operated by Licensees	Golden Corral
Cincinnati, Ohio market	50	4	11
Dayton, Ohio market	18	—	5
Columbus, Ohio market	10	1	1
Louisville, Kentucky market	8	2	4
Lexington, Kentucky market	5	3	—
Cleveland, Ohio market	—	—	8
Toledo/Lima/Findlay, Ohio market	—	13	3
Pittsburgh, Pennsylvania market	—	—	3
Other	—	2	—

Total	91	25	35

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

In recent years, it has sometimes become necessary to enter ground leases to obtain desirable land on which to build. In addition, many of the restaurants operated by the Company that opened prior to 1990 were financed with sale/leaseback transactions. Most of the leases are for fifteen or twenty years and contain multiple five-year renewal options. All of the leases generally require the Company to pay property taxes, insurance and maintenance. As of June 1, 2010, 21 restaurants were in operation on non-owned premises, all of which are classified as operating leases.

The following table sets forth certain operating segment information regarding the type of occupancy of Company-operated restaurants:

	Big Boy	Golden Corral

Land and building owned	77	28
Land or land & building leased	14	7

Total	91	35

Nine (all of which are Big Boy restaurants) of the 21 leases will expire during the next five years, as detailed in the list below. Five of the nine leases have remaining options to renew for five or more years. Current plans call for four of the nine leases to be vacated upon expiration.

Fiscal year ending in	Number of leases expiring

2011	1
2012	3
2013	1
2014	1
2015	3

During fiscal year 2010, the Company entered a capital lease for land in Louisville, Kentucky on which construction of a Big Boy restaurant was in progress as of June 1, 2010. Under the terms of the lease, the Company is required to acquire the land in fee simple estate after the tenth year. Construction of a Big Boy restaurant was also in progress at June 1, 2010 on land near Dayton, Ohio that is owned by the Company. Three other sites - one each in the Cincinnati, Columbus and Louisville market areas - were acquired by the Company in fee simple estate during fiscal year 2010 on which construction of Big Boy restaurants is expected in fiscal year 2011.

None of the real property owned by the Company is currently encumbered by mortgages or otherwise pledged as collateral. With the exception of certain delivery and other equipment utilized under capital leases expiring during periods to fiscal year 2013, the Company owns substantially all of the furnishings, fixtures and equipment used in the operation of the business.

The Company owns a 79,000 square foot building that houses its commissary in Cincinnati, Ohio. It is suitable and adequate to supply Company operated Big Boy restaurants and the needs of Big Boy restaurants licensed to others in all the Company’s Big Boy market areas. As the facility normally operates one shift daily, additional productive capacity is readily available if needed. The Company maintains its headquarters in Cincinnati on a well-traveled street in a mid-town business district. This administrative office space approximates 49,000 square feet and is occupied under an operating lease expiring December 31, 2012, with a renewal option available through December 31, 2022. During the term of the lease and the period covered by its renewal option, the Company has been granted the right of first refusal should the lessor receive a bona fide offer to purchase from a third party. The Company has an option to purchase the property at the end of the renewal option period.

Five surplus land locations owned by the Company were listed for sale with brokers as of June 1, 2010, three of which are located in the Columbus, Ohio market, the fourth is in Toledo, Ohio and the fifth is located in the Louisville, Kentucky market area. Two former Big Boy restaurants owned by the Company are also listed for sale with brokers, one in the Cincinnati market, and the other in the Dayton, Ohio market. No specific plans have been made for three other sites owned by the Company, two of which are located in the Cincinnati market with the third one being located in the Dayton, Ohio market area. Finally, the Company owns one former restaurant building in the Cincinnati market that it leases to a third party.

The Company is contingently liable for the performance of a ground lease (of property located in Covington, Kentucky on which a hotel once operated by the Company is built) that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

Item 3. Legal Proceedings

A.	In April 2008, the Company filed five separate lawsuits against 7373 Corporation (“7373”). 7373 was the lessor of five properties on which the Company operates five Big Boy restaurants. The Company’s complaints claimed breach of contract and asked for declaratory relief and specific performance. In May 2008, 7373 filed its Answers and Counterclaims. The Company maintained that it should be allowed to purchase the five underlying properties for certain amounts that were specified in the Lease Agreements, which taken together amounted to $2,471,540. 7373 claimed that the Company must purchase the properties for a larger amount based upon alternative values in the Lease Agreements and market appraisal values.

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

Pursuant to the settlement agreement, the parties filed with the respective courts an Agreed Order of Dismissal, with prejudice, of all claims and counterclaims. As consideration for the Settlement Agreement, 7373 agreed to sell, and the Company agreed to purchase, the five properties for the total sum of $4,000,000. The real estate transactions were closed on September 1, 2009.

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

Item 4. (Removed and Reserved)

PART II

(Items 5 through 9)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on NYSE Amex under the symbol “FRS.” The closing price of the Company’s common stock as reported by NYSE Amex on July 23, 2010 was $19.99. There were approximately 1,650 shareholders of record as of July 23, 2010. The following table sets forth the high and low sales prices for the common stock and the cash dividend declared for each quarter within the Company’s two most recent fiscal years:

	Fiscal Year Ended June 1, 2010				Fiscal Year Ended June 2, 2009
	Stock Prices		Dividend		Stock Prices		Dividend
	High	Low	per share		High	Low	per share
1st Quarter	$32.21	$23.12	12	¢	$26.95	$19.44	12	¢
2nd Quarter	26.79	22.07	13	¢	23.54	16.00	12	¢
3rd Quarter	25.61	22.17	13	¢	22.45	18.43	12	¢
4th Quarter	24.10	19.91	13	¢	28.87	19.26	12	¢

Dividend Policy

Through July 9, 2010, the Company has paid 198 consecutive quarterly cash dividends during its 50 year history as a public company. The Company currently expects that quarterly cash dividends will continue to be paid for the foreseeable future at rates comparable with or slightly higher than those shown in the above table.

Equity Compensation Plan Information

Information regarding equity compensation plans under which common stock of the Company is authorized for issuance is incorporated by reference to Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

On January 6, 2010, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two-year period that will expire January 6, 2012. The new authorization replaced a similar program that had expired in January 2010. The following table shows information pertaining to the Company’s repurchases of its common stock during its fourth quarter that ended June 1, 2010:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 10, 2010 to April 6, 2010	—	$—	—	—

April 7, 2010 to May 4, 2010	23,601	$22.17	23,601	476,399

May 5, 2010 to June 1, 2010	22,867	$21.24	22,867	453,532

Total	46,468	$21.71	46,468	453,532

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its Common Stock over the five year period ending June 1, 2010 with the Russell 2000 Index and two groups of the Company’s peer issuers, selected by the Company in good faith. The graph assumes an investment of $100 in the Company’s Common Stock, in the Index and in the common stock of each peer group on May 30, 2005 and reinvestment of all dividends.

The Old Peer Group consists of the following issuers: Bob Evans Farms, Inc., Biglari Holdings Inc. (formerly known as The Steak n Shake Co.), CBRL Group, Inc. (Cracker Barrel Old Country Store), and DineEquity, Inc. (IHOP and Applebee’s).

The New Peer Group consists of the four peers in the old peer group plus Denny’s, Inc., which was added to expand the number of publicly traded family style restaurant companies in the peer group. Over the years, the peer group has shrunk as other family style companies have gone private.

Item 6. Selected Financial Data

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

SUMMARY OF OPERATIONS

	(in thousands, except per share data)
	2010	2009	2008	2007	2006
Sales	$292,872	$297,861	$299,562	$289,934	$290,968
Cost of sales
Food and paper	99,651	105,860	106,895	101,401	102,106
Payroll and related	97,919	97,678	98,347	95,501	96,098
Other operating costs	64,988	66,082	66,383	64,043	64,338

	262,558	269,620	271,625	260,945	262,542
Gross profit	30,314	28,241	27,937	28,989	28,426

Administrative and advertising	15,127	14,638	14,131	14,301	13,976
Franchise fees and other revenue	(1,266)	(1,281)	(1,278)	(1,254)	(1,250)
Gains on sale of assets	—	(1,163)	(524)	(250)	(568)
Litigation settlement	—	(890)	—	—	—
Impairment of long-lived assets	—	—	4,660	—	—

Operating profit	16,453	16,937	10,948	16,192	16,268

Interest expense	1,748	2,000	2,360	2,672	2,771

Earnings before income taxes	14,705	14,937	8,588	13,520	13,497

Income taxes
Current	5,664	4,022	5,147	5,357	4,594
Deferred	(958)	194	(2,505)	(1,105)	(257)

	4,706	4,216	2,642	4,252	4,337

NET EARNINGS	$9,999	$10,721	$5,946	$9,268	$9,160

Diluted net earnings per share of common stock	$1.93	$2.08	$1.14	$1.78	$1.78
Cash dividends per share	$.51	$.48	$.46	$.44	$.44
Other financial statistics
Working capital (deficit)	$(18,152)	$(16,552)	$(20,142)	$(25,832)	$(18,519)
Capital expenditures	24,484	18,035	14,646	18,588	19,096
Total assets	189,253	176,976	172,060	179,259	175,283
Long-term obligations	40,618	34,588	30,509	34,538	44,019
Shareholders’ equity	120,094	114,377	110,715	107,870	100,681
Book value per share at year end	$23.73	$22.43	$21.67	$21.06	$19.84
Return on average shareholders’ equity	8.5%	9.5%	5.4%	8.9%	9.4%
Weighted average number of diluted shares outstanding	5,192	5,164	5,228	5,215	5,160
Number of shares outstanding at year end	5,061	5,100	5,110	5,123	5,075

Sales change percentage	(1.7%)	(.6%)	3.3%	(.4%)	4.2%
Earnings as a percentage of sales
Gross profit	10.4%	9.5%	9.3%	10.0%	9.8%
Operating profit	5.6%	5.7%	3.7%	5.6%	5.6%
Earnings before income taxes	5.0%	5.0%	2.9%	4.7%	4.6%
Net earnings	3.4%	3.6%	2.0%	3.2%	3.1%

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

All forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. Except as may be required by law, the Company disclaims any obligation to update any of the “forward-looking statements” that may be contained in this MD&A.

This MD&A should be read in conjunction with the consolidated financial statements. The Company has no off-balance sheet arrangements other than operating leases that are entered from time to time during the normal course of business. The Company does not use special purpose entities.

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (Company) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet-style “Golden Corral” restaurants. As of June 1, 2010, 91 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

Fiscal Year 2010 ended on Tuesday, June 1, 2010 (a period of 52 weeks comprised of 364 days). It compares with Fiscal Year 2009 that ended on Tuesday, June 2, 2009 (a period of 52 weeks comprised of 364 days), and Fiscal Year 2008 that ended on Tuesday, June 3, 2008 (a period of 53 weeks comprised of 371 days). Fiscal Year 2011 will end on Tuesday, May 31, 2011 (a period of 52 weeks comprised of 364 days).

Sales in Fiscal Years 2010, 2009 and 2008 were $292,872,000, $297,861,000 and $299,562,000, respectively. The 53rd week added $5,762,000 in sales to Fiscal Year 2008.

Net earnings for Fiscal Year 2010 were $9,999,000, or diluted earnings per share (EPS) of $1.93. Net earnings in Fiscal Year 2009 were $10,721,000 ($2.08 diluted EPS) and $5,946,000 ($1.14 diluted EPS) was posted in Fiscal Year 2008. Fiscal Year 2008 included a non-cash pretax impairment of assets charge of $4,660,000 ($.62 diluted EPS) to lower the carrying values of three Golden Corral restaurants that management had concluded were impaired. The effective tax rates were 32.0 percent, 28.2 percent and 30.8 percent, respectively, in Fiscal Years 2010, 2009 and 2008.

Pretax Highlights:

•

Golden Corral produced a pretax profit in Fiscal Year 2010 of $3,874,000, which was $1,704,000 higher than Fiscal Year 2009. Results for Golden Corral in Fiscal Year 2008 included a $4,660,000 charge against pretax earnings to record an impairment of assets.

•	Big Boy same store sales decreased 1.6 percent in Fiscal Year 2010; an increase of 1.5 percent was achieved in Fiscal Year 2009.

•	Golden Corral same store sales decreased 2.9 percent in Fiscal Year 2010; an increase of 1.0 percent was achieved in Fiscal Year 2009.

•	As a percentage of sales, consolidated food costs decreased to 34.0 percent in Fiscal Year 2010, from 35.5 percent in Fiscal Year 2009 and 35.7 percent in Fiscal Year 2008.

•	As a percentage of sales, consolidated payroll and related costs increased to 33.4 percent in Fiscal Year 2010, from 32.8 percent in Fiscal Years 2009 and 2008.

•	Net periodic pension cost was $2,818,000 in Fiscal Year 2010, $1,814,000 in Fiscal Year 2009 and $1,237,000 in Fiscal Year 2008.

•	Self-insurance reserve adjustments – $536,000 was charged against pretax earnings in Fiscal Year 2010 versus credits in Fiscal Year 2009 of $68,000 and $353,000 in Fiscal Year 2008.

•	Gains on the sale of real estate – zero during Fiscal Year 2010, $1,163,000 in Fiscal Year 2009 and $524,000 in Fiscal Year 2008.

•	Results for Fiscal Year 2009 included an $890,000 credit to pretax earnings, the result of a favorable conclusion to long-standing litigation.

Mandated increases in the minimum wage continue to place pressure on the Company’s operating margins:

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

The effects of paying the required higher hourly rates of pay have been countered through the combination of higher menu prices charged to customers and reductions in the number of scheduled labor hours. Without benefit of further reductions in labor hours, the July 2009 federal minimum wage increase to $7.25 per hour would have increased annual payroll costs in non-Ohio restaurants by an estimated $400,000.

At the end of each of the last two fiscal years, the Company’s equity has been significantly reduced to recognize underfunding in the two defined benefit pension plans that are sponsored by the Company. Approximately $5.0 million, net of tax, was recognized at the end of Fiscal Year 2009, to which $1.9 million, net of tax, was added at the end of Fiscal Year 2010.

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

	Fiscal Year 2010	Fiscal Year 2009	(53 weeks) Fiscal Year 2008
	(in thousands)

Big Boy restaurants	$181,903	$183,443	$183,933
Wholesale sales to licensees	8,554	9,038	9,284
Wholesale sales to groceries	1,152	1,142	939

Total Big Boy sales	191,609	193,623	194,156
Golden Corral sales	101,263	104,238	105,406

Consolidated restaurant sales	$292,872	$297,861	$299,562

A breakdown of changes in Big Boy same store sales by quarter follows:

Big Boy	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Fiscal Year 2010	(0.1)%	(0.4)%	(3.4)%	(2.7)%	(1.6)%
Fiscal Year 2009	0.2%	0.6%	0.7%	4.6%	1.5%

The 1.6 percent decrease in Big Boy same store sales during Fiscal Year 2010 brought to an end twelve consecutive years that Big Boy same store sales increases had been achieved.

All Big Boy same store sales comparisons include average menu price increases of 1.0 percent, 1.4 percent, and 1.6 percent, implemented respectively during the third quarters of Fiscal Years 2010, 2009 and 2008. The first quarters of Fiscal Years 2010, 2009 and 2008 included average menu price increases of 1.0 percent, 2.4 percent, and 1.2 percent, respectively. In addition, the fourth quarter of Fiscal Year 2008 included a price increase of .5 percent. Another increase is currently being planned for implementation in September 2010. The higher menu prices likely contributed to the continuing trend in lower customer traffic. Customer counts in same stores were 3.4 percent lower in Fiscal Year 2010 compared with Fiscal Year 2009, which was 1.8 percent lower than Fiscal Year 2008. Management has no plans to offer competitive discounting or other promotional deals as many other chain restaurant concepts have done during the current economic downturn to boost their sagging customer traffic. Management believes the avoidance of deep discounting has kept the Company’s sales declines to a minimum, placing it in a solid position of not having to ask customers to give up deals when the economy recovers.

The Company operated 91 Big Boy restaurants as of June 1, 2010. The count of 91 includes the following openings and closings since the beginning of Fiscal Year 2008 (June 2007):

Fiscal Year 2010

•	New unit opened in May 2010 in Shepherdsville, Kentucky (Louisville market)

•	New unit opened in April 2010 in Independence, Kentucky (Cincinnati market)

•	New unit opened in November 2009 near Hamilton, Ohio (Cincinnati market)

•	Replacement unit opened in September 2009 in Lawrenceburg, Indiana (Cincinnati market) – no sales interruption

Fiscal Year 2009

•	Closed unit in May 2009 in Dayton, Ohio

•	New unit opened in October 2008 in Dayton, Ohio

•	Replacement unit opened in September 2008 in Blue Ash, Ohio (Cincinnati market) – three month sales interruption

•	New unit opened in August 2008 in Winchester, Kentucky (Lexington market)

Fiscal Year 2008

•	Closed unit in May 2008 in Cincinnati, Ohio

•	Closed unit in May 2008 in Columbus, Ohio

•	Replacement unit opened in August 2007 in Delhi Township (Cincinnati market) – three month sales interruption

•	New unit opened in July 2007 in Springfield, Ohio (Dayton market)

•	New unit opened in June 2007 in Kettering, Ohio (Dayton, market)

•	Closed unit in June 2007 in Mt. Carmel, Ohio (Cincinnati market)

Planned Big Boy openings in Fiscal Year 2011:

•	Louisville, Kentucky - July 2010

•	Beavercreek, Ohio (Dayton market) - August 2010

•	Elizabethtown, Kentucky (Louisville market) – October 2010

•	Heath, Ohio (Columbus market) – December 2010

A breakdown of Golden Corral same store sales by quarter follows:

Golden Corral	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Fiscal 2010	(2.4)%	(3.6)%	(6.4)%	0.7%	(2.9)%
Fiscal 2009	1.2%	(2.2%)	2.3%	2.3%	1.0%

The .7 percent same store sales increase in the fourth quarter of Fiscal Year 2010 was the result of a seasonal promotion that featured baby back ribs on the all-you-can-eat buffet line.

All Golden Corral same store sales comparisons include average menu price increases of .5 percent in February 2010, .3 percent in May 2009, 2.5 percent in September 2008, .5 percent in June 2008, .8 percent in March 2008, 3.2 percent in October 2007, and 4.2 percent in June 2007. The Golden Corral segment of the business has now experienced a same store sales decline in 21 of the last 27 quarters. As with Big Boy, higher menu prices have likely contributed to the continuation of lower customer counts that have been experienced. Same store customer counts were 4.2 percent lower in Fiscal Year 2010 compared with Fiscal Year 2009, which was 2.5 percent lower than Fiscal Year 2008.

The Company operated 35 Golden Corral restaurants as of June 1, 2010, a net increase of one since the beginning of the three year period that began in June 2007. The last Golden Corral restaurant opened by the Company occurred in July 2007. No Golden Corral restaurants are currently planned to open over the next twelve months.

The federal health care reform package that was recently signed into law will require the Company to post calorie counts and other nutritional information on its menus. The final rules are expected to be issued by the Food and Drug Administration in March 2011. Sales volumes in both Big Boy and Golden Corral restaurants may be adversely affected if customers significantly alter their dining choices as a result of this information being available to them.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense and impairment of asset losses are charged against restaurant level profit. Gross profit for both operating segments is shown below.

	Fiscal Year 2010	Fiscal Year 2009	(53 weeks) Fiscal Year 2008
	(in thousands)

Big Boy gross profit	$24,066	$23,725	$25,749
Golden Corral gross profit	6,248	4,515	2,188

Total gross profit	$30,314	$28,240	$27,937

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows, which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	Fiscal Year 2010			Fiscal Year 2009			(53 weeks) Fiscal Year 2008
	Total	BB	GC	Total	BB	GC	Total	BB	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Food and paper	34.0	32.2	37.4	35.5	33.8	38.8	35.7	33.6	39.5
Payroll and related	33.4	35.8	28.9	32.8	34.7	29.2	32.8	34.6	29.6
Other operating costs (including opening costs)	22.2	19.3	27.6	22.2	19.2	27.7	22.2	18.6	28.8
Gross profit	10.4	12.7	6.1	9.5	12.3	4.3	9.3	13.2	2.1

Combined with the effect of increased menu prices charged to customers, the significant reductions in food and paper cost percentages shown in the above table are the result of food cost deflation that continued throughout much of Fiscal Year 2010, after first emerging during the second half of Fiscal Year 2009. The declines in wholesale prices followed increases of 7.9 percent in 2008 and 7.6 percent in 2007, according to the U.S. Bureau of Labor Statistics. Despite the current stable markets for fish and poultry, beef and pork prices have already begun to trend higher and are generally expected to remain elevated throughout the remainder of the 2010 calendar year. Purchase contracts for some commodities may contain contractual provisions that limit the price the Company will pay. The Company does not use financial instruments as a hedge against changes in commodity prices. Food cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral segment, and because steak is featured daily on the buffet line.

Although there is no seasonal fluctuation in employment levels, the number of hours worked by hourly paid employees has always been managed closely according to sales patterns in individual restaurants. The Golden Corral segment achieved additional reductions in hours worked, by launching a program in Fiscal Year 2010 that allows customers to help themselves to plates and silverware, which were previously brought to tables by servers. Despite the savings achieved from the reductions in hours and higher menu prices charged to customers, several other factors drove the payroll and related cost percentages above the levels in the comparable year ago period. In addition to higher levels of incentive compensation, these factors included higher costs associated with benefit programs offered by the Company, including significant increases in pension related costs and medical insurance premiums. Certain charges to increase the Company’s reserves for its self-insured workers’ compensation program also had an adverse effect on the payroll and related percentages.

The Company self-insures a significant portion of expected losses from its workers’ compensation program in the State of Ohio. Initial self-insurance reserves are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Active management of claims, which includes a requirement for post accident drug testing, keeps the number of claims and the average cost per claim to a minimum. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance reserves as deemed appropriate based on claims experience. The reserves were increased by $536,000 during Fiscal Year 2010, effected through a charge against earnings. The reserves were decreased – credited to earnings – by $68,000 and $353,000 respectively, in Fiscal Years 2009 and 2008.

After medical insurance premiums held steady in calendar years 2007 and 2008, costs escalated by almost fifteen percent for the plan year that ended December 31, 2009, rising to over $9,400,000. Premium cost is currently expected to be 6.5 percent higher for the plan year that runs January 1, 2010 through December 31, 2010, with costs likely exceeding $10,000,000. The Company typically absorbs 75 to 80 percent of the cost, with employees contributing the remainder. Management is currently evaluating health care reform legislation that was recently enacted by the federal government to determine the future effects upon the Company.

Net periodic pension cost was $2,818,000, $1,814,000 and $1,237,000 respectively, in Fiscal Years 2010, 2009 and 2008. The higher cost in Fiscal Year 2010 is primarily the result of market losses in Fiscal Year 2009 that lowered the fair value of plan assets at the end of Fiscal Year 2009 to $19,744,000 from $26,213,000 at the end of Fiscal Year 2008. This loss is amortized through pension cost and it created a lower credit for the expected return on plan assets that flows through pension cost. The fair value of plan assets rebounded to $23,030,000 at the end of Fiscal Year 2010. The expected long-term rate of return on plan assets used to compute pension cost was 8.0 percent in Fiscal Years 2010, 2009 and 2008. The assumption will be lowered to 7.5 percent for the determination of pension costs for Fiscal Year 2011. Net periodic pension cost will increase by approximately $50,000 for each decrease of 25 basis points in the expected return assumption. The discount rate used in the actuarial assumptions to compute pension costs was 6.5 percent in Fiscal Years 2010 and 2009, and was 6.0 percent in Fiscal Year 2008. The rate for Fiscal Year 2011 will be lowered to 5.5 percent. Net periodic pension cost will increase by approximately $125,000 for each decrease of 25 basis points in the discount rate. The rate of compensation increase used to calculate pension costs was 4.0 percent in Fiscal Year 2010 and was 4.5 percent in Fiscal Years 2009 and 2008. It will remain at 4.0 percent for Fiscal Year 2011. Net periodic pension cost for Fiscal Year 2011 is currently estimated at approximately $3,340,000.

Although no contributions have been needed to satisfy minimum legal funding requirements during the last three fiscal years, discretionary contributions made by the Company to these plans were $1,625,000, $1,000,000 and $1,000,000 respectively, in Fiscal Years 2010, 2009 and 2008. Contributions for Fiscal Year 2011 are currently anticipated to be at least $1,625,000, which includes amounts to meet minimum legal funding requirements to which discretionary contributions have been added. Future funding of the pension plans largely depends upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. The fair value of all plan assets was $23,030,000, $19,744,000 and $26,213,000 respectively at the end of Fiscal Years 2010, 2009 and 2008. Notwithstanding the rebound in Fiscal Year 2010, the market declines experienced in Fiscal Year 2009 are likely to take several years from which to recover, which will have a material adverse effect upon future funding requirements and result in the recognition of much higher net periodic pension costs for years to come.

Pension accounting standards require the overfunded or underfunded status of defined benefit pension plans to be recognized as an asset or liability in the Company’s consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes a projection of future salary increases. A $4,979,000 reduction in the Company’s equity, net of tax, was required to establish the necessary $7,507,000 liability in the Company’s balance sheet at June 2, 2009 to record underfunded status. The liability in the Company’s balance sheet at June 1, 2010 was increased to $10,511,000, as equity was reduced $1,917,000, net of tax. The reductions in equity were effected through charges to accumulated other comprehensive income.

The underfunding recognized at the end of Fiscal Year 2009 was the direct result of significant declines in the market values of equity securities held by the plans’ assets. Stronger equity security markets emerged in Fiscal Year 2010, as interest rates continued to be held to abnormally low levels by the world’s central banks. As a result, the investment gains achieved in Fiscal Year 2010 were not enough to overcome the market declines that were experienced in Fiscal Year 2009, or to offset the effects of lowering the discount rate used to measure projected benefit obligations as of June 1, 2010 from 6.5 percent to 5.5 percent. The projected benefit obligation increases approximately $975,000 for each decrease of 25 basis points in the discount rate.

The Hourly Pension Plan (Plan) was amended on July 1, 2009 to freeze all future accruals for credited service under the Plan after August 31, 2009. The Plan had previously been closed to all hourly paid restaurant employees hired after December 31, 1998. The Salaried Pension Plan was amended on July 1, 2009 to close admission to salaried employees hired after June 30, 2009. Salaried employees hired before June 30, 2009 continue to participate in the Salaried Pension Plan and receive credit with normal benefits for years of service.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities, plus costs relating to field supervision; accounting and payroll preparation costs, franchise fees for Golden Corral restaurants; new restaurant opening costs and many other restaurant operating costs. As most of these expenses tend to be fixed costs, the percentages shown in the above table are greatly affected by changes in same store sales levels. In other words, percentages rise when sales decrease and percentages decrease when sales increase. Opening costs can have a significant effect on the percentages. Opening costs for Big Boy restaurants for Fiscal Years 2010, 2009 and 2008 were $768,000, $585,000, and $408,000 respectively. Golden Corral opening costs were zero in each of Fiscal Years 2010 and 2009 and were $229,000 in Fiscal Year 2008. No opening costs are expected for Golden Corral in fiscal Year 2011. Other operating costs in Fiscal Year 2009 included a charge of $334,000 to write down the carrying value of a Big Boy restaurant that permanently ceased operations on May 31, 2009.

The percentage reductions in Golden Corral’s other operating costs in Fiscal Year 2009 when compared with Fiscal Year 2008 are largely from lower depreciation charges, the result of a $4.6 million impairment of assets charge that was taken at the end of Fiscal Year 2008 to lower carrying costs of three restaurants. Other operating costs for the Golden Corral segment are a much higher percentage of sales than Big Boy because the physical facility of a Golden Corral restaurant is almost twice as large as a Big Boy restaurant and Golden Corral sales volumes have generally remained well below management’s original long-term expectations for the concept.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit, while franchise fees and other revenue is added to it. Gains and losses from the sale of real property (if any) are then respectively added or subtracted. Charges for impairment of assets (if any) are also subtracted from gross profit to arrive at the measure of operating profit. Operating profit in Fiscal Year 2009 included certain amounts (discussed below) credited to earnings in connection with the settlement of a long-standing legal matter.

Administrative and advertising expense was $15,128,000, $14,638,000 and $14,131,000 respectively in Fiscal Years 2010, 2009 and 2008. Advertising expense represents the largest component of these costs. Advertising expense was $7,049,000, $6,984,000, and $7,045,000 respectively in Fiscal Years 2010, 2009 and 2008. Spending for advertising and marketing programs is proportionate to sales levels, reflecting the Company’s long standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing. On January 1, 2010, Golden Corral advertising fees were increased from 2.0 percent to 2.4 percent of sales, allowing additional national media buying by Golden Corral Franchising Systems, Inc., which effectively expanded cable television spots in all the Company’s market areas. All other administrative costs were $8,079,000, $7,654,000 and $7,086,000 respectively in Fiscal Years 2010, 2009 and 2008. The Chief Executive Officer’s incentive compensation was included in other administrative costs as follows: $511,000, $497,000 and zero respectively was accrued in Fiscal Years 2010, 2009 and 2008. Stock based compensation costs included in other administrative costs were $356,000, $249,000 and $339,000 respectively in Fiscal Years 2010, 2009 and 2008. Fiscal Year 2008 included a charge in other administrative costs of $160,000 to write-off deposits for Golden Corral development rights.

Revenue from franchise fees is based upon sales volumes generated by Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of June 1, 2010, 25 Big Boy restaurants were licensed to other operators and paying fees to the Company. No new licensed Big Boy restaurants have opened during any of the periods presented in this MD&A; one closed during Fiscal Year 2010 and two were closed during Fiscal Year 2009. Other revenue also includes certain other fees earned from licensed restaurants along with minimal amounts of rent and investment income.

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

No sales of real property occurred during Fiscal Year 2010. Gains from the sale of real property in Fiscal Year 2009 amounted to $1,163,000 on aggregate proceeds of $1,750,000. The totals are primarily attributable to the disposition of a Big Boy restaurant in the first quarter of Fiscal Year 2009 that had ceased operations in June 2008, the gain from which was $1,072,000 on proceeds of $1,487,000. Gains from the sale of real property amounted to $524,000 during Fiscal Year 2008, resulting from the dispositions of three low volume Big Boy restaurants that had ceased operations respectively in January, April and June 2007.

During the third quarter of Fiscal Year 2009, the Company received a check for $640,000 representing full and final settlement of the arbitration award in the long-standing case against the general contractor that had constructed a Golden Corral restaurant for the Company in Canton, Ohio in 2001, which the Company had to subsequently demolish due to defective construction by the contractor. In addition to the cash received, an additional credit to earnings of $250,000 was recorded to reverse a liability that had represented the general contractor’s claim against the Company for the outstanding contract balance, which was eliminated when the award was made final.

The test for impairment of assets completed at the end of Fiscal Year 2008 determined that the carrying values of three Golden Corral restaurant locations exceeded expected future cash flows to be generated by the underlying assets. As a result, a non-cash pretax charge of $4,565,000 was recorded to lower the carrying values to fair values. The total charge reflected in the consolidated statement of earnings includes impairment losses of $95,000 for intangible assets associated with unamortized initial franchise fees relating to the three impaired restaurants. The three impaired restaurants continue to operate. No significant charges for impairment of assets were recorded during either Fiscal Year 2010 or Fiscal Year 2009.

Interest Expense

Interest expense was $1,749,000, $2,000,000 and $2,359,000 respectively, in Fiscal Years 2010, 2009 and 2008. The decreasing trend is primarily the result of lower debt levels and lower variable interest rates. However, interest expense will increase in Fiscal Year 2011 because Fiscal Year 2010 was the first year since 2006 that the amount borrowed by the Company exceeded the amount that was repaid, and borrowing in Fiscal Year 2011 is presently projected to exceed amounts that are scheduled to be repaid.

Income Taxes

Income tax expense as a percentage of pre-tax earnings was 32.0 percent in Fiscal Year 2010, 28.2 percent in Fiscal Year 2009 and 30.8 percent in Fiscal Year 2008. The effective rates have been kept consistently low through the Company’s use of available tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the federal Work Opportunity Tax Credit (WOTC). The Company believes it has no uncertain tax positions that have been filed or that are expected to be taken on a future tax return. The Internal Revenue Service is currently examining the Company’s tax return for Fiscal Year 2009.

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

Working Capital Practices

The Company has historically maintained a strategic negative working capital position, which is a common practice in the restaurant industry. As significant cash flows are consistently provided by operations, and credit lines remain readily available, the use of this practice should not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments shown in the following table.

Aggregated Information about Contractual Obligations and Commercial Commitments

As of June 1, 2010

		Payments due by period (in thousands)						More than 5 years
		Total	year 1	year 2	year 3	year 4	year 5
	Long-Term Debt	$31,313	$7,518	$12,254	$5,027	$3,400	$2,051	$1,063
	Interest on Long-Term Debt (estimated)	4,299	1,531	1,134	752	469	257	156
	Rent due under Capital Lease Obligations	2,047	327	214	79	65	65	1,297
1.	Rent due under Operating Leases	18,314	1,632	1,619	1,496	1,519	1,410	10,638
2.	Unconditional Purchase Obligations	15,953	7,899	4,473	3,450	131	—	—
3.	Other Long-Term Obligations	1,093	229	232	235	237	160	—

	Total Contractual Cash Obligations	$73,019	$19,136	$19,926	$11,039	$5,821	$3,943	$13,154

1.	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2.	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property (if any). Does not include agreements that are cancellable without penalty.

3.	Deferred compensation liability (undiscounted).

The working capital deficit was $18,152,000 as of June 1, 2010. The deficit was $16,552,000 as of June 2, 2009. Accounts payable for construction costs relating to three new restaurants accounted for most of the increase in the working capital deficit. There were no costs related to new unit construction included in accounts payable as of June 2, 2009.

As of June 1, 2010, $2,000,000 remained available to be borrowed under a Construction Draw Credit Facility, which is net of $6,000,000 borrowed during Fiscal year 2010. In addition, a $5,000,000 Revolving Loan (unused at June 1, 2010) is readily available if needed to fund temporary working capital needs. The Company is in compliance with the covenants contained in both of these credit facilities. The Company expects to encounter no difficulties in extending both facilities prior to their scheduled expirations in October 2010.

Operating Activities

Operating cash flows were $26,627,000 in Fiscal Year 2010, which compares with $22,408,000 in Fiscal Year 2009 and $20,327,000 Fiscal Year 2008. These changes are primarily attributable to normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable, all of which fluctuate widely from quarter to quarter and year to year. Management measures cash flows from the operation of the business by simply adding to net earnings certain non-cash expenses such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of long-lived assets (if any), stock based compensation cost and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $25,819,000 in Fiscal Year 2010, $24,568,000 in Fiscal Year 2009 and $25,025,000 in Fiscal Year 2008.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $24,484,000 during Fiscal Year 2010, which included $21,373,000 for Big Boy restaurants and $3,111,000 for Golden Corral restaurants. These capital expenditures consisted of site acquisitions for expansion, new restaurant construction and acquisitions of exiting leased Big Boy restaurants from landlords, plus on-going reinvestments in existing restaurants, which includes remodelings, kitchen and dining room expansions, routine equipment replacements and other maintenance capital expenditures.

No sales of real property occurred during Fiscal Year 2010. Proceeds from the disposition of property during Fiscal Year 2009 amounted to $1,770,000, primarily resulting from the sale of an older Big Boy restaurant that had ceased operations in June 2008. Its sale resulted in a gain of $1,072,000, which was reported in the first quarter of Fiscal Year 2009. Two former Big Boy restaurants and five surplus land locations are currently held for sale at an aggregate asking price of $3,490,000.

Financing Activities

Borrowing against credit lines amounted to $10,000,000 during Fiscal Year 2010, consisting of $6,000,000 borrowed to finance construction and $4,000,000 borrowed specifically to fund the acquisition of five Big Boy restaurants from the landlord of the facilities (see the last paragraph under “Other Information” below). Scheduled and other payments of long-term debt and capital lease obligations amounted to $8,617,000 during Fiscal Year 2010. Borrowing more than was repaid in a fiscal year had not occurred since 2006. Borrowing in Fiscal Year 2011 is also expected to exceed scheduled repayments. Regular quarterly cash dividends to shareholders amounted to $2,604,000 ($.51 per share) in Fiscal Year 2010. A $.13 per share dividend was declared on June 8, 2010. Its payment on July 9, 2010 was the 198th consecutive quarterly dividend paid by the Company. The Company expects to continue its 50 year practice of paying regular quarterly cash dividends.

During Fiscal Year 2010, 4,417 shares of common stock were issued pursuant to the exercise of stock options, which yielded proceeds to the Company of approximately $94,000. As of June 1, 2010, 503,069 shares granted under the Company’s two stock option plans remain outstanding, including 416,234 fully vested shares at a weighted average price per share of $20.65. The closing price of the Company’s stock on June 1, 2010 was $20.87. As of June 1, 2010, 552,500 shares remained available to be granted under the 2003 Stock Option and Incentive Plan, which is net of 72,500 options granted during Fiscal Year 2010: 51,500 options were granted to employees in June 2009, and in October 2009, 3,000 option shares were granted to the Chief Executive Officer along with 18,000 to non-employee members of the Board of Directors.

Under a stock repurchase program that expired in January 2010, 38,681 shares of the Company’s common stock were acquired over the two year life of the authorization at a cost of approximately $857,000. No shares were repurchased from June 3, 2009 through the program’s expiration in January 2010. On January 6, 2010, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two year period that will expire January 6, 2012. From April 14, 2010 when the first repurchase was made through June 1, 2010, 46,468 shares were acquired at a cost of $1,009,000. So long as it is warranted by the price per share, the Company intends to continue making periodic repurchases of its common stock over the remaining two year life of the current authorization.

Other Information

Three new Big Boy restaurants were opened for business in Fiscal Year 2010. In addition, A fourth Big Boy restaurant was opened during the year, which was the replacement of an older facility. Two Big Boy restaurant buildings were under construction as of June 1, 2010, scheduled to open respectively in July and August 2010. Near term construction plans call for two more Big Boy restaurants to be completed and opened for business before December 31, 2010, with construction of two more likely to begin during the spring of 2011. Other promising sites are under contract for possible future acquisition and development. However, these contracts are cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the respective contracts.

Including land and land improvements, the cost to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether the new restaurant is constructed using plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its smaller adaptation that was developed in Fiscal Year 2010 (5,000 square feet with seating for 146 guests) for use in smaller trade areas. The smaller prototype was used to build two of the four facilities that opened during Fiscal Year 2010. It is also being used to build all four facilities that are scheduled to open in Fiscal Year 2011.

Approximately one-fifth of the Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with that of newly constructed restaurants. The current average cost to renovate a typical older restaurant ranges from $120,000 to $150,000. Newer prototype restaurants also receive updates when they reach five years of age, the cost of which currently ranges from $80,000 to $90,000 per restaurant. The Fiscal Year 2011 remodeling budget for Big Boy restaurants is $2,100,000. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether a dining room expansion is warranted. A typical kitchen redesign costs approximately $125,000 and a dining room expansion can cost up to $750,000.

Although the Company possesses development rights to open up to twelve more Golden Corral restaurants through December 31, 2011, no further development is currently planned and there is no active search for sites on which to build. At the end of Fiscal Year 2008, management determined that the assets of three Golden Corral restaurant locations were impaired and a non-cash pretax charge of $4,660,000 was recorded to lower the carrying values to fair value. The impairment charge included $95,000 to write-off unamortized franchise fees. The three impaired restaurants remain in operation. Franchise fee deposits totaling $160,000 were written-off in Fiscal Year 2008, when the Area Development Agreement with Golden Corral Franchise Systems, Inc. (the Franchisor) was amended to lower the Company’s development rights to build more Golden Corral restaurants from 28 to twelve.

Nine Golden Corral restaurants are scheduled to be renovated in Fiscal Year 2011. In addition, carpeting is typically replaced in each restaurant every two and half years on average. The Fiscal Year 2011 remodeling budget, including carpeting costs, is approximately $1,700,000.

Although part of the Company’s strategic plan entails owning the land on which it builds new restaurants, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. During Fiscal year 2010, the Company entered a capital lease for land on which construction of a Big Boy restaurant was in progress as of June 1, 2010. Under the terms of the lease, the Company is required to acquire the land in fee simple estate after the tenth year. Seven of the 35 Golden Corral restaurants in operation as of June 1, 2010 and three Big Boy restaurants opened since 2003 were built on leased land. As of June 1, 2010, 21 restaurants were operating on non-owned premises, all of which are being accounted for as operating leases.

Five Big Boy restaurant facilities that had been occupied under month-to-month arrangements were acquired from the landlord in September 2009 for total sum of $4,000,000. The purchase prices had been the subject of litigation, which was settled in August 2009. In a transaction with a separate landlord, the Company exercised its privilege to purchase an existing Big Boy restaurant facility that had been occupied pursuant to an operating lease. The transaction was completed in April 2010 at a cost of $460,000.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 1, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 1, 2010 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 1, 2010 based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

The Company’s internal control over financial reporting as of June 1, 2010 has been audited by Grant Thornton LLP, as is stated in their report that is presented in these financial statements which appears herein.

July 26, 2010
Date

/s/ Craig F. Maier
Craig F. Maier
President and Chief Executive Officer

/s/ Donald H. Walker
Donald H. Walker
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Frisch’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Frisch’s Restaurants, Inc. (an Ohio corporation) and Subsidiaries as of June 1, 2010 and June 2, 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 1, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frisch’s Restaurants, Inc. and Subsidiaries as of June 1, 2010 and June 2, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 1, 2010 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frisch’s Restaurants, Inc’s internal control over financial reporting as of June 1, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 30, 2010 expressed an unqualified opinion therein.

GRANT THORNTON LLP

/s/ Grant Thornton LLP
Cincinnati, Ohio
July 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Frisch’s Restaurants, Inc.

We have audited Frisch’s Restaurants, Inc.’s (an Ohio Corporation) internal control over financial reporting as of June 1, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frisch’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Frisch’s Restaurants, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Frisch’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 1, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frisch’s Restaurants, Inc. and Subsidiaries as of June 1, 2010 and June 2, 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 1, 2010 and our report dated July 30, 2010 expressed an unqualified opinion on those statements.

GRANT THORNTON LLP

/s/ Grant Thornton LLP
Cincinnati, Ohio
July 30, 2010

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 1, 2010 and June 2, 2009

ASSETS

	2010	2009
Current Assets
Cash and equivalents	$647,342	$898,779
Trade and other receivables	1,533,799	1,549,226
Inventories	5,958,540	6,531,127
Prepaid expenses and sundry deposits	760,032	891,176
Prepaid and deferred income taxes	1,489,119	1,588,721

Total current assets	10,388,832	11,459,029

Property and Equipment
Land and improvements	77,458,187	71,247,614
Buildings	101,478,173	95,057,324
Equipment and fixtures	96,531,395	91,137,232
Leasehold improvements and buildings on leased land	23,267,910	24,561,228
Capitalized leases	2,158,899	1,558,209
Construction in progress	5,855,478	3,424,332

	306,750,042	286,985,939
Less accumulated depreciation and amortization	138,051,284	129,348,004

Net property and equipment	168,698,758	157,637,935

Other Assets
Goodwill	740,644	740,644
Other intangible assets	718,357	806,903
Investments in land	923,435	691,834
Property held for sale	2,758,998	2,526,176
Deferred income taxes	3,162,703	1,662,888
Other	1,860,919	1,450,539

Total other assets	10,165,056	7,878,984

Total assets	$189,252,646	$176,975,948

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 1, 2010 and June 2, 2009

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2010	2009
Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,517,765	$7,740,616
Obligations under capitalized leases	240,893	239,461
Self insurance	528,220	396,001
Accounts payable	10,557,636	8,038,418
Accrued expenses	9,641,305	11,555,028
Income taxes	54,972	41,567

Total current liabilities	28,540,791	28,011,091

Long-Term Obligations
Long-term debt	23,795,046	21,961,677
Obligations under capitalized leases	994,151	397,626
Self insurance	1,040,778	727,997
Underfunded pension obligation	10,747,629	7,703,098
Deferred compensation and other	4,040,235	3,797,315

Total long-term obligations	40,617,839	34,587,713

Commitments	—	—

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued 7,585,764 and 7,582,347 shares - stated value - $1	7,585,764	7,582,347
Additional contributed capital	65,222,878	64,721,328

	72,808,642	72,303,675

Accumulated other comprehensive loss	(7,856,427)	(6,634,422)
Retained earnings	89,701,652	82,306,488

	81,845,225	75,672,066

Less cost of treasury stock (2,525,174 and 2,482,233 shares)	(34,559,851)	(33,598,597)

Total shareholders’ equity	120,094,016	114,377,144

Total liabilities and shareholders’ equity	$189,252,646	$176,975,948

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

Three years ended June 1, 2010

	2010	2009	2008
Sales	$292,872,174	$297,860,951	$299,562,346

Cost of sales
Food and paper	99,651,072	105,859,982	106,895,380
Payroll and related	97,918,797	97,678,114	98,347,394
Other operating costs	64,987,881	66,082,244	66,382,911

	262,557,750	269,620,340	271,625,685

Gross profit	30,314,424	28,240,611	27,936,661

Administrative and advertising	15,127,522	14,637,943	14,130,762
Franchise fees and other revenue	(1,266,368)	(1,281,940)	(1,277,707)
Gains on sale of assets	—	(1,163,173)	(524,354)
Litigation settlement	—	(889,579)	—
Impairment of long-lived assets	—	—	4,660,093

Operating profit	16,453,270	16,937,360	10,947,867

Interest expense	1,748,542	2,000,442	2,359,369

Earnings before income taxes	14,704,728	14,936,918	8,588,498

Income taxes
Current
Federal	6,035,179	4,626,721	5,469,816
Less tax credits	(951,592)	(1,010,762)	(904,475)
State and municipal	579,963	406,403	582,012
Deferred	(957,753)	193,701	(2,505,066)

Total income taxes	4,705,797	4,216,063	2,642,287

NET EARNINGS	$9,998,931	$10,720,855	$5,946,211

Earnings per share (EPS) of common stock:

Basic net earnings per share	$1.96	$2.10	$1.16

Diluted net earnings per share	$1.93	$2.08	$1.14

Fiscal years 2010 and 2009 each contained 52 weeks consisting of 364 days.

Fiscal year 2008 contained 53 weeks consisting of 371 days.

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Three years ended June 1, 2010

	2010	2009	2008
Cash flows provided by (used in) operating activities:
Net earnings	$9,998,931	$10,720,855	$5,946,211
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	14,085,261	13,690,689	14,015,297
Loss (gain) on disposition of assets, including abandonment losses	186,255	(906,803)	(156,557)
Impairment of long-lived assets	—	—	4,660,093
Stock-based compensation expense	355,561	248,869	338,751
Net periodic pension cost	2,818,009	1,814,440	1,236,731
Contributions to pension plans	(1,625,000)	(1,000,000)	(1,015,417)

	25,819,017	24,568,050	25,025,109
Changes in assets and liabilities:
Trade and other receivables	15,427	(100,841)	(42,493)
Inventories	54,466	(883,498)	728,430
Prepaid expenses and sundry deposits	131,144	229,184	(136,229)
Other assets	70,374	169,729	23,494
Prepaid and deferred income taxes	(770,696)	223,735	(2,210,381)
Accrued income taxes	19,549	(171,358)	(69,827)
Excess tax benefit from stock-based compensation	(6,144)	(11,760)	4,502
Accounts payable	2,519,218	(2,242,598)	(2,072,952)
Accrued expenses	(1,913,723)	884,295	(682,825)
Self insured obligations	445,000	(252,753)	(473,298)
Deferred compensation and other liabilities	242,920	(3,853)	233,067

	807,535	(2,159,718)	(4,698,512)

Net cash provided by operating activities	26,626,552	22,408,332	20,326,597

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(24,484,342)	(18,034,851)	(14,645,849)
Proceeds from disposition of property	30,701	1,769,837	1,717,378
Change in other assets	(392,208)	182,202	(114,484)

Net cash (used in) investing activities	(24,845,849)	(16,082,812)	(13,042,955)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	10,000,000	6,000,000	9,000,000
Payment of long-term debt and capital lease obligations	(8,616,525)	(9,562,519)	(13,141,465)
Cash dividends paid	(2,603,767)	(2,449,347)	(2,359,743)
Proceeds from stock options exercised - new shares issued	83,866	31,461	257,181
Proceeds from stock options exercised - treasury shares re-issued	10,060	8,310	—
Other treasury shares re-issued	74,773	8,184	27,970
Treasury shares acquired	(1,009,010)	(256,472)	(600,385)
Excess tax benefit from stock based compensation	6,144	11,760	(4,502)
Employee stock purchase plan	22,319	(19,415)	17,399

Net cash (used in) financing activities	(2,032,140)	(6,228,038)	(6,803,545)

Net increase (decrease) in cash and equivalents	(251,437)	97,482	480,097
Cash and equivalents at beginning of year	898,779	801,297	321,200

Cash and equivalents at end of year	$647,342	$898,779	$801,297

Supplemental disclosures:
Interest paid	$1,839,073	$2,058,560	$2,614,651
Income taxes paid	5,514,145	4,163,785	4,916,684
Income taxes refunded	57,201	100	4,375
Litigation settlement received	—	639,856	—
Lease transactions capitalized (non-cash)	825,000	—	—

The accompanying notes are an integral part of these statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three years ended June 1, 2010

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive loss	Retained earnings	Treasury shares	Total
Balance at May 29, 2007	$7,568,680	$63,838,824	$(1,214,704)	$70,448,512	$(32,771,537)	$107,869,775
Net earnings for the year	—	—	—	5,946,211	—	5,946,211
Other comprehensive loss, net of tax	—	—	(777,811)	—	—	(777,811)
Stock options exercised - new shares issued	11,583	245,598	—	—	—	257,181
Excess tax benefit from stock-based compensation	—	(4,502)	—	—	—	(4,502)
Stock-based compensation expense	—	338,751	—	—	—	338,751
Treasury shares re-issued	—	15,829	—	—	12,141	27,970
Treasury shares acquired	—	—	—	—	(600,385)	(600,385)
Employee stock purchase plan	—	17,399	—	—	—	17,399
Cash dividends paid - $.46 per share	—	—	—	(2,359,743)	—	(2,359,743)

Balance at June 3, 2008	7,580,263	64,451,899	(1,992,515)	74,034,980	(33,359,781)	110,714,846
Net earnings for the year	—	—	—	10,720,855	—	10,720,855
Other comprehensive loss, net of tax	—	—	(4,641,907)	—	—	(4,641,907)
Stock options exercised - new shares issued	2,084	29,377	—	—	—	31,461
Stock options exercised - treasury shares issued	—	(5,210)	—	—	13,520	8,310
Excess tax benefit from stock-based compensation	—	11,760	—	—	—	11,760
Stock-based compensation expense	—	248,869	—	—	—	248,869
Other treasury shares re-issued	—	4,048	—	—	4,136	8,184
Treasury shares acquired	—	—	—	—	(256,472)	(256,472)
Employee stock purchase plan	—	(19,415)	—	—	—	(19,415)
Cash dividends paid - $.48 per share	—	—	—	(2,449,347)	—	(2,449,347)

Balance at June 2, 2009	7,582,347	64,721,328	(6,634,422)	82,306,488	(33,598,597)	114,377,144
Net earnings for the year	—	—	—	9,998,931	—	9,998,931
Other comprehensive loss, net of tax	—	—	(1,222,005)	—	—	(1,222,005)
Stock options exercised - new shares issued	3,417	80,449	—	—	—	83,866
Stock options exercised - treasury shares re-issued	—	(3,480)	—	—	13,540	10,060
Excess tax benefit from stock-based compensation	—	6,144	—	—	—	6,144
Stock-based compensation expense	—	355,561	—	—	—	355,561
Other treasury shares re-issued	—	40,557	—	—	34,216	74,773
Treasury shares acquired	—	—	—	—	(1,009,010)	(1,009,010)
Employee stock purchase plan	—	22,319	—	—	—	22,319
Cash dividends paid - $.51 per share	—	—	—	(2,603,767)	—	(2,603,767)

Balance at June 1, 2010	$7,585,764	$65,222,878	$(7,856,427)	$89,701,652	$(34,559,851)	$120,094,016

				June 1, 2010	June 2, 2009	June 3, 2008
Comprehensive income:
Net earnings for the year				$9,998,931	$10,720,855	$5,946,211
Change in defined benefit pension plans, net of tax of $698,567				(1,222,005)	—	—
Change in defined benefit pension plans, net of tax of $2,391,286				—	(4,641,907)	—
Change in defined benefit pension plans, net of tax of $400,690				—	—	(777,811)

Comprehensive income				$8,776,926	$6,078,948	$5,168,400

The accompanying notes are an integral part of these statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE A - ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. and Subsidiaries (the Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All 91 Big Boy restaurants operated by the Company as of June 1, 2010 are located in various regions of Ohio, Kentucky and Indiana. All 35 Golden Corral restaurants operated by the Company as of June 1, 2010 are located primarily in the greater metropolitan areas of Cincinnati, Columbus, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania.

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

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the current year presentation.

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The fiscal year that ended June 1, 2010 (fiscal year 2010) consisted of 52 weeks. The fiscal year that ended June 2, 2009 (fiscal year 2009) also consisted of 52 weeks. The fiscal year that ended June 3, 2008 (fiscal year 2008) consisted of 53 weeks.

The first quarter of each fiscal year presented herein contained sixteen weeks, while the last three quarters of each year contained twelve weeks, except for the fourth quarter of fiscal year 2008, which consisted of thirteen weeks.

The fiscal year that will end on Tuesday, May 31, 2011 (fiscal year 2011) will be a 52 week (364 days) period.

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

Three years ended June 1, 2010

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

Receivables

Trade notes and accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of June 1, 2010 and June 2, 2009. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “Construction in progress” if construction has begun or if construction is likely within the next twelve months. Two new Big Boy restaurant buildings were under construction as of June 1, 2010 – one on land owned by the Company and the other was being built on leased land. As of June 1, 2010, the estimated remaining costs (not already included in construction in progress) to complete construction of the two restaurants approximated $2,038,000. In addition, the cost of three other land tracts is included in construction in progress at June 1, 2010, as Big Boy construction is expected on each tract in the near term, the first of which was underway by mid-June 2010. Contracts to acquire additional sites for future development that had been entered before June 1, 2010 were cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the contracts.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE A - ACCOUNTING POLICIES (continued)

Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for fiscal years 2010, 2009 and 2008 was $89,000, $40,000 and $105,000, respectively.

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

Impairment of Long-Lived Assets

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment of long-lived assets. Carrying values are tested for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable from the estimated future cash flows expected to result from the use and eventual disposition of the property. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the greater of the net present value of the future cash flow stream or a floor value. Floor values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment as developed through its experience in disposing of unprofitable restaurant properties.

The impairment test completed at the end of the fourth quarters of fiscal years 2010 and 2009 resulted in no charges to record impairment of assets. The test completed at the end of fiscal year 2008 resulted in a non-cash pretax charge of $4,565,000 to lower the carrying values of three Golden Corral restaurants. The 2008 test determined that with sustained significant cash flow losses, each of the three restaurants had undiscounted expected future cash flows that were less than the carrying values of the underlying assets.

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

Three years ended June 1, 2010

NOTE A - ACCOUNTING POLICIES (continued)

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

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of June 1, 2010 and June 2, 2009, the carrying amount of goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred.

Other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company has opened (finite useful lives are subject to amortization) or has the right to open (yet to be determined useful lives are not subject to amortization). Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15-year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, which equates to $85,000 per year in each of the next five years for the 35 Golden Corral restaurants that were in operation as of June 1, 2010, net of three impaired Golden Corral restaurants (see below). Amortization for fiscal years 2010, 2009 and 2008 was $85,000, $85,000 and $93,000, respectively.

Other intangible assets are tested annually for impairment and whenever an impairment indicator arises. The test completed at the end of the fourth quarter of fiscal year 2008 resulted in an impairment charge of $95,000 to write-off the remainder of unamortized initial franchise fees associated with the impairment of three Golden Corral restaurants (see Impairment of Long-Lived Assets elsewhere in Note A – Accounting Policies). The development agreement with Golden Corral Franchising Systems, Inc. was amended in April 2008 to terminate development rights for sixteen restaurants, which resulted in an additional write-off in fiscal year 2008 of $160,000 for development fees that had already been paid.

Miscellaneous other intangible assets are not currently being amortized because these assets have indefinite or yet to be determined useful lives. An analysis of other intangible assets follows:

	2010	2009
	(in thousands)

Golden Corral initial franchise fees subject to amortization	$1,280	$1,280
Less accumulated amortization	(665)	(579)

Carrying amount of Golden Corral initial franchise fees subject to amortization	615	701

Current portion of Golden Corral initial franchise fees subject to amortization	(85)	(85)
Golden Corral fees not yet subject to amortization	135	135
Other	53	56

Total other intangible assets	$718	$807

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to operations as incurred.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE A - ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue from restaurant operations is recognized upon the sale of products as they are sold to customers. All sales revenue is recorded on a net basis, which excludes sales tax collected from being reported as sales revenue and sales tax remitted from being reported as a cost. Revenue from the sale of commissary products to Big Boy restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on certain percentages of sales volumes generated in Big Boy restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, which ordinarily occurs upon the execution of the license agreement, in consideration for the Company’s services to that time.

Revenue from the sale of gift cards is deferred for recognition until the gift card is redeemed by the cardholder, or when the probability becomes remote that the cardholder will demand full performance by the Company and there is no legal obligation to remit the value of the unredeemed card under applicable state escheatment statutes.

Advertising

Advertising costs are charged to expense as incurred. Advertising expense for fiscal years 2010, 2009 and 2008 was $7,049,000, $6,984,000 and $7,045,000, respectively.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to other operating costs as incurred:

	2010	2009	2008
	(in thousands)
Big Boy	$768	$585	$408
Golden Corral	—	—	229

	$768	$585	$637

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

Three years ended June 1, 2010

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

The Salaried Pension Plan covers restaurant management, office and commissary employees (salaried employees). The Plan was amended on July 1, 2009 to close entry into the Plan to employees hired after June 30, 2009. Salaried employees hired before June 30, 2009 continue to participate in the Salaried Pension Plan and are credited with normal benefits for years of service. Salaried employees are automatically enrolled, unless otherwise elected, in the Frisch’s Employee 401(k) Savings Plan (the Salaried Savings Plan), a defined contribution plan. The Salaried Savings Plan provides immediate vesting under two different Company matching schedules. Employees who are participants in the Salaried Pension Plan (hired before June 30, 2009) may continue to defer up to 25 percent of their compensation under the Salaried Savings Plan, with the Company contributing a ten percent match on the first eighteen percent deferred. Beginning September 1, 2009, salaried employees hired after June 30, 2009 receive a 100 percent match from the Company on the first three percent of compensation deferred.

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

Although the Company owns the FESP mutual funds until the retirement of the participants, the funds are invested at the direction of the participants. The common stock is a “phantom investment” that may be paid in actual shares or in cash upon retirement of the participant. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the consolidated balance sheet. FESP assets are the principal component of “Other long-term assets” in the consolidated balance sheet, along with the value, if any, of pension plan assets in excess of projected benefit obligations (see Note F – Pension Plans).

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

Effective January 1, 2000 a Non Deferred Cash Balance Plan was adopted to provide comparable retirement type benefits to the HCE’s in lieu of future accruals under the Salaried Pension Plan and the SERP. The comparable benefit amount is determined each year and converted to a lump sum (reported as W-2 compensation) from which taxes are withheld and the net amount is deposited into the HCE’s individual trust account (see Note F – Pension Plans).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

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

2010	2009	2008
(in thousands)
$(536)	$68	$353

Income Taxes

Income taxes are provided on all items included in the consolidated statement of earnings regardless of when such items are reported for tax purposes, which gives rise to deferred income tax assets and liabilities (see Note D – Income Taxes).

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable and accounts receivable, investments and long-term debt. The carrying values of cash and cash equivalents together with accounts payable and accounts receivable approximate their fair value based on their short-term character. The fair value of long-term debt is disclosed in Note B – Long-Term Debt. The Company does not use the fair value option for reporting financial assets and financial liabilities. Therefore, unrealized gains and losses are not reported in the consolidated statement of earnings. The Company does not use derivative financial instruments.

New Accounting Standards - Recently Adopted

The Financial Accounting Standards Board (FASB) issued “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (FASB Accounting Standards Codification) to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied in the preparation of financial statements that conform with generally accepted accounting principles in the United States of America (GAAP). Effective for all interim and annual periods ending after September 15, 2009, legacy references to previously issued authoritative accounting literature have not been used in the preparation of the financial statements contained herein for fiscal years 2010, 2009 and 2008.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE A - ACCOUNTING POLICIES (continued)

“Subsequent Events,” FASB Accounting Standards Codification Topic 855 (ASC Topic 855), establishes general standards of accounting for and disclosure of events occurring subsequent to the date of the balance sheet, but before financial statements are issued. ASC Topic 855 is applicable to the Company’s interim and annual periods that end after June 15, 2009. The Company evaluated all transactions that occurred after June 1, 2010 through the date the financial statements contained herein were issued. The evaluation determined that no material recognizable events had occurred.

“Employers’ Disclosure about Post Retirement Benefit Plan Assets”, FASB Accounting Standards Codification Topic 715-20 (ASC Topic 715-20), requires expanded disclosures about plan assets in an employers’ defined benefit pension or other post retirement plan. The expanded disclosures require information to be provided on how investment allocation decisions are made, the fair value of each of the major categories of plan assets, input and valuation techniques used to measure fair value of plan assets, and concentrations of risk with plan assets. Required to be applied to the first fiscal year ending after December 15, 2009, the Company adopted the new standard effective June 1, 2010 (see Note F – Pension Plans).

New Accounting Standards - Recently Issued

The Company reviewed all other significant newly issued accounting standards and concluded that they are either not applicable to the Company’s business or that no material impact is anticipated on the financial statements as a result of future adoption.

NOTE B - LONG-TERM DEBT

	2010		2009
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Draw Facility -
Construction Phase Loans	$—	$6,000	$—	$1,000
Term Loans	6,550	15,312	6,851	20,962
Revolving Credit Agreement -
Revolving Credit Loan	—	—	—	—
2007 Term Loan (former Bullet Loan)	—	—	890	—
2009 Term Loan	968	2,483	—	—

	$7,518	$23,795	$7,741	$21,962

The portion payable after one year matures as follows:

	2010	2009
	(in thousands)
Period ending in 2011	$—	$7,424
2012	12,254	5,119
2013	5,027	3,848
2014	3,400	2,808
2015	2,052	1,894
2016	1,034	869
Subsequent to 2016	28	—

	$23,795	$21,962

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE B - LONG-TERM DEBT (continued)

The Company has two loan agreements in place with the same lending institution under which the Company may not assume or permit to exist any other indebtedness. Both of these loan agreements were amended and restated in September 2009.

The Construction Draw Facility (the Facility) is an unsecured draw credit line intended to finance new restaurant construction. The September 2009 amendment increased the amount available to be borrowed from $4,500,000 to $8,000,000. As of June 1, 2010, the amount available to be borrowed had been reduced to $2,000,000, which reflects the sum of $6,000,000 borrowed during the last half of fiscal year 2010. Unless it is extended sooner, permitted borrowing under the Facility will expire October 21, 2010.

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

As of June 1, 2010, the aggregate outstanding balance under the Facility was $27,862,000, consisting of $21,862,000 in Term Loans plus $6,000,000 in the Construction Phase awaiting conversion. Since the inception of the Facility, sixteen of the Term Loans ($37,500,000 out of $84,500,000 in original notes) had been retired as of June 1, 2010. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 6.10 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $686,000, expiring in various periods ranging from August 2010 through August 2016. Prepayments of the existing Term Loans are permissible upon payment of sizeable prepayment fees and other amounts. The September 2009 amendment to the Facility added a breakfunding provision. For Term Loans initiated after September 2009, the Company has been granted the option at the time of conversion to include a small premium over the otherwise applicable fixed interest rate in exchange for the right to prepay in whole or in part at anytime without incurring a prepayment fee.

The $6,000,000 balance in the Construction Phase of the Facility as of June 1, 2010 was borrowed under three separate draws, all of which are currently subject to variable interest rates of 1.8 percent or lower. All three draws will be timely converted into Term Loans. Unless the Facility is extended sooner, any outstanding amount that has not been converted into a Term Loan by October 21, 2010 shall mature and be payable in full at that time.

The Revolving Credit Agreement is comprised of three separate loans. Its primary function is to provide an unsecured Revolving Loan that allows for borrowing of up to $5,000,000 to fund temporary working capital needs through October 21, 2010, unless extended sooner. The Revolving Loan, none of which was outstanding as of June 1, 2010, will mature and be payable in full October 21, 2010, unless it is extended sooner. It is subject to a 30 consecutive day out-of-debt period each year. Interest is determined by the same pricing matrix used for Construction Phase Loans under the Construction Draw Facility. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is subject to a .25 percent unused commitment fee.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE B - LONG-TERM DEBT (continued)

The 2007 Term Loan (a $3,000,000 bullet loan prior to March 15, 2007) required 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate. The final payment was made March 15, 2010. The 2007 Term Loan had been secured by mortgages on the real property of two Golden Corral restaurants. None of the Company’s real property is currently encumbered by mortgages.

The 2009 Term Loan was borrowed in September 2009 to fund the acquisition of five Big Boy restaurants from the landlord of the facilities. (See Note C – Leased Property. Also see Litigation in Note H – Commitments and Contingencies.) The 2009 Term Loan requires 48 monthly installments including principal and interest at a fixed 3.47 percent rate. The final payment is due October 21, 2013. The 2009 Term Loan is unsecured.

Both the Construction Draw Facility and the Revolving Credit Agreement contain covenants relating to cash flows, debt levels, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of June 1, 2010. Compensating balances are not required by these loan agreements.

The fair values of the fixed rate Term Loans within the Construction Draw Facility as shown in the following table are based on fixed rates that would be available at June 1, 2010 if the loans could be refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value

Term Loans under Construction Draw Facility	$21,862,000	$23,068,000

NOTE C - LEASED PROPERTY

Although the Company’s policy is to own the property on which it operates restaurants, the Company occupies certain of its restaurants pursuant to lease agreements. Most of the leases are for fifteen or twenty years and contain multiple five year renewal options. As of June 1, 2010, 21 restaurants were in operation on non-owned premises. All of the 21 leases are operating leases, of which fourteen are for Big Boy operations and seven are Golden Corral operations.

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

Office space is occupied under an operating lease that expires during fiscal year 2013, with renewal options available through fiscal year 2023. A purchase option is available in 2023 to acquire the office property in fee simple estate.

Rent expense under operating leases (including the month-to-month arrangements that were in place until September 1, 2009):

	2010	2009	2008
	(in thousands)
Minimum rentals	$1,872	$2,262	$2,094
Contingent payments	10	47	56

	$1,882	$2,309	$2,150

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE C - LEASED PROPERTY (continued)

During fiscal year 2010, the Company entered a capital lease for land on which construction of a Big Boy restaurant was in progress as of June 1, 2010. Under the terms of the lease, the Company is required to acquire the land in fee simple estate after the tenth year. Delivery and other equipment is held under capitalized leases expiring during various periods through fiscal year 2013.

An analysis of the capitalized lease property is shown in the following table. Amortization of capitalized delivery and other equipment is based on the straight-line method over the primary terms of the leases.

	Asset balances at
	2010	2009
	(in thousands)

Restaurant property (land)	$825	$—

Delivery and other equipment leases	1,334	1,558
Less accumulated amortization	(995)	(998)

	$1,164	$560

Future minimum lease payments under capitalized leases and operating leases are summarized in the table below. The column for capitalized leases includes the requirement to acquire land, currently leased by the Company, in fee simple estate after the tenth year of the lease.

Fiscal year ending in:	Capitalized leases	Operating leases
	(in thousands)
2011	$327	$1,632
2012	214	1,619
2013	79	1,496
2014	65	1,519
2015	65	1,410
2016 to 2027	1,297	10,638

Total	2,047	$18,314

Amount representing interest	(812)

Present value of obligations	1,235

Portion due within one-year	(241)

Long-term obligations	$994

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE D – INCOME TAXES

The variations between the statutory Federal rate and the effective rate are summarized as follows:

	Percent of pretax earnings
	2010	2009	2008
Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(6.4)	(6.8)	(10.5)
State and municipal income taxes - Current and deferred (net of Federal tax benefit)	2.6	1.8	4.5
Other	1.8	(.8)	2.8

Effective rate	32.0	28.2	30.8

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax asset (liability) were as follows:

	2010	2009
	(in thousands)

Deferred compensation	$901	$907
Compensated absences	972	918
Stock-based compensation	373	263
Impairment of assets	1,579	1,582
Self insurance	515	349
Pension	3,654	2,619
Lease transactions	418	400
Other	463	309

Total deferred income tax assets	8,875	7,347

Depreciation	(4,179)	(4,157)
Other	(495)	(388)

Total deferred income tax liabilities	(4,674)	(4,545)

Net deferred income tax assets	$4,201	$2,802

Net current deferred income tax assets	$1,038	$1,139
Net long term deferred income tax assets	3,163	1,663

	$4,201	$2,802

Prepaid and deferred income taxes reported as current assets in the consolidated balance sheet include prepaid income taxes of $451,000 and $450,000 respectively as of June 1, 2010 and June 2, 2009.

Income taxes paid (net of refunds, if any) during fiscal years 2010, 2009 and 2008 were $5,457,000, $4,164,000 and $4,912,000, respectively.

On May 30, 2007 (the first day of fiscal year 2008), the Company adopted the accounting standard for uncertainty in income taxes. No cumulative effect adjustment to retained earnings resulted from its adoption and there was no material change in the amount of unrecognized tax benefits. The Company believes it has no material uncertain tax positions taken in any tax returns that have been filed or that are expected to be taken on a future tax return.

The Internal Revenue Service (IRS) is currently examining the Company’s tax return for the year ended June 2, 2009. The most recent examinations concluded by the IRS covered the tax years that ended May 30, 2004 and June 2, 2002, both of which were no-change audits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE E - CAPITAL STOCK (continued)

As of June 1, 2010, options to purchase 290,250 shares had been cumulatively granted under the Plan, including 23,000 that belong to the President and Chief Executive Officer (CEO). The outstanding options belonging to the CEO that were granted before October 2009 (20,000) vested six months from the date of the grant. Beginning in October 2009, options granted to the CEO pursuant to the terms of his employment agreement (3,000) will vest one year from the date of the grant. Outstanding options granted to other key employees vest in three equal annual installments, while outstanding options granted to non-employee members of the Board of Directors vest one year from the date of the grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

As of June 1, 2010, 552,500 shares remain available to be optioned, including 42,750 shares granted that were subsequently forfeited, which are again available to be granted in accordance with the “Re-use of Shares” provision of the Plan. There were 233,088 options outstanding as of June 1, 2010.

No other awards - stock appreciation rights, restricted stock awards, unrestricted stock awards or performance awards - have been granted under the 2003 Stock Option and Incentive Plan as of June 1, 2010.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan authorized the grant of stock options for up to 562,432 shares (as adjusted for subsequent changes in capitalization from the original authorization of 500,000 shares) of the common stock of the Company for a ten-year period beginning in May 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. The Board of Directors adopted certain amendments in December 2006 to bring the Amended Plan into compliance with the American Jobs Creation Act of 2004 and Section 409A of the IRC.

Options to purchase 556,228 shares were cumulatively granted under the 1993 Stock Option Plan and the Amended Plan before granting authority expired on October 4, 2008. As of June 1, 2010, 269,981 shares granted remained outstanding, including 211,478 that belong to the CEO.

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

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of June 1, 2010:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	443,236	$20.93
Granted	72,500	$26.53
Exercised	(4,417)	$21.26
Forfeited or expired	(8,250)	$26.80

Outstanding at end of year	503,069	$21.64	4.43 years	$1,192

Exercisable at end of year	416,234	$20.65	3.53 years	$1,192

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE E - CAPITAL STOCK (continued)

The intrinsic value of stock options exercised during fiscal years 2010, 2009 and 2008 was $36,000, $35,000 and $83,000, respectively.

Stock Options outstanding and exercisable as of June 1, 2010 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years

Outstanding:
$10.38 to $13.00	63,478	$10.62	0.26 years
$13.01 to $18.00	49,167	$13.80	1.06 years
$18.01 to $24.20	177,751	$20.70	4.38 years
$24.21 to $31.40	212,673	$27.53	6.50 years

$10.38 to $31.40	503,069	$21.64	4.43 years

Exercisable:
$10.38 to $13.00	63,478	$10.62	0.26 years
$13.01 to $18.00	49,167	$13.80	1.06 years
$18.01 to $24.20	164,750	$20.47	4.09 years
$24.21 to $31.40	138,839	$27.87	5.22 years

$10.38 to $31.40	416,234	$20.65	3.53 years

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock measured at 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2010, (latest available data), 149,995 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2010, the custodian held 39,651 shares on behalf of employees.

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of June 1, 2010, 39,249 shares remained in the FESP reserve, including 9,539 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE E - CAPITAL STOCK (continued)

Treasury Stock

As of June 1, 2010, the Company’s treasury held 2,525,174 shares of the Company’s common stock. Most of the shares were acquired in a series of repurchase programs authorized by the Board of Directors from 1998 through January 2002, and through a modified “Dutch Auction” self-tender offer in 1997.

Under the repurchase program authorized in January 2008, the Company acquired 38,681 shares of its common stock over the two year life of the authorization at a cost of $857,000. No shares were repurchased from June 3, 2009 through the program’s expiration in January 2010.

On January 6, 2010, the Board of Directors authorized a new repurchase program under which the Company may repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two year period that will expire January 6, 2012. From April 14, 2010 when the first repurchase was made through June 1, 2010, 46,468 shares were acquired at a cost of $1,009,000.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS

June 1, 2010	5,103,834	$1.96	88,585	5,192,419	$1.93
June 2, 2009	5,101,994	2.10	62,170	5,164,164	2.08
June 3, 2008	5,129,362	1.16	98,549	5,227,911	1.14

Stock options to purchase 193,000, 205,000 and 91,000 shares were respectively excluded from the calculation of diluted EPS in fiscal years 2010, 2009 and 2008 because the effect was anti-dilutive.

Share-Based Payment (Compensation Cost)

The fair value of stock options granted is recognized as compensation cost in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. Compensation costs arising from stock options granted are shown below. Compensation cost for fiscal year 2008 includes portions of costs for options that vested in fiscal year 2008, but which were for options granted in years prior to the adoption of the current accounting standard.

	2010	2009	2008
	(in thousands)

Charged to administrative and advertising expense	$356	$249	$339
Tax benefit	121	85	104

Total share-based compensation cost, net of tax	$235	$164	$235

Effect on basic earnings per share	$.05	$.03	$.05

Effect on diluted earnings per share	$.05	$.03	$.04

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE E - CAPITAL STOCK (continued)

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, developed using the assumptions shown in the following table.

	2010	2009	2008
Weighted average fair value of options	$7.88	$5.47	$8.39

Assumptions
Dividend yield	1.9% - 2.0%	2.0% - 2.5%	1.4% - 1.5%
Expected volatility	32%	29% - 32%	27%
Risk free interest rate	2.8% - 3.3%	2.4% - 3.5%	4.2% - 4.9%
Expected lives	6 years	5 years	5 years

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

As of June 1, 2010, there was $331,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of .96 years.

Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (see Employee Stock Purchase Plan described elsewhere in Note E – Capital Stock). Compensation costs related to the Employee Stock Purchase Plan, determined at the end of each semi-annual offering period – October 31 and April 30 - amounted to $53,000, $59,000 and $45,000 respectively during fiscal years 2010, 2009 and 2008.

NOTE F - PENSION PLANS

As discussed more fully under Benefit Plans in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The accounting for all three retirement plans is summarized in the tables that follow.

Recognition of the overfunded or underfunded status of defined benefit pension plans is recorded as an asset or liability in the consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes a projection of future salary increases. Actuarial gains and losses, prior service costs or credits and transition obligations, if any, which have not yet been recognized, are recorded in Accumulated Other Comprehensive Income (AOCI).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE F - PENSION PLANS (continued)

The measurement dates in the following tables are June 1, 2010 and June 2, 2009.

	(in thousands)
Change in benefit obligation	2010	2009

Projected benefit obligation at beginning of year	$27,447	$26,068
Service cost	1,515	1,614
Interest cost	1,823	1,738
Actuarial loss	5,012	118
Gross benefits paid	(1,533)	(1,561)
Plan Amendments (a)	—	(89)
Settlements	(486)	(441)

Projected benefit obligation at end of year	$33,778	$27,447

Accumulated benefit obligation at end of year	$28,294	$23,612

(a)	The Pension Protection Act required the basis (mortality table and interest rate) for determining lump sum payments to be changed. The new basis lowered the projected benefit obligation by $89,000 in fiscal year 2009.

	(in thousands)
Change in the plans’ assets	2010	2009

Fair value of plan assets at beginning of year (b)	$19,744	$26,213
Actual return (loss) on plan assets	3,680	(5,467)
Employer contributions	1,625	1,000
Gross benefits paid	(1,533)	(1,561)
Settlements	(486)	(441)

Fair value of plan assets at end of year (b)	$23,030	$19,744

(b)	No portion of plan assets has been invested in shares of the Company’s common stock.

	(in thousands)
Funded status at end of year	2010	2009

Fair value of plan assets	$23,030	$19,744
Projected benefit obligations	33,778	27,447

Funded status at end of year	$(10,748)	$(7,703)

Amount recognized at end of year	$(10,748)	$(7,703)

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE F - PENSION PLANS (continued)

	(in thousands)
Funded status recognized in the consolidated balance sheet	2010	2009

Non-current asset	$—	$—
Current liability	—	—
Non-current liability (c)	(10,748)	(7,703)

	$(10,748)	$(7,703)

(c)	Non-current liability for fiscal year 2010 consists of $10,511,000 in underfunding of the two qualified defined benefit pension plans plus $237,000 for the unfunded SERP. Non-current liability for fiscal year 2009 consisted of $7,507,000 in underfunding of the two qualified defined benefit pension plans plus $196,000 for the unfunded SERP.

	(in thousands)
Pretax amounts recognized in accumulated other comprehensive income	2010	2009

Unrecognized net actuarial loss	$12,006	$10,097
Unrecognized prior service cost / (credit)	(102)	(45)

	$11,904	$10,052

The estimated amounts that will be amortized from AOCI into net periodic pension cost in fiscal year 2011 are as follows:

(in thousands)
Net actuarial loss	$889
Prior service cost	8

$897

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at the measurement date were as follows:

	(in thousands)
	2010	2009

Projected benefit obligation at end of year	$33,778	$27,447
Fair value of plan assets at end of year	23,030	19,744

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at the measurement date were as follows:

	(in thousands)
	2010	2009

Projected benefit obligation at end of year	$33,778	$27,447
Accumulated benefit obligation at end of year	28,294	23,612
Fair value of plan assets at end of year	23,030	19,744

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE F - PENSION PLANS (continued)

	(in thousands)
Net periodic pension cost components	2010	2009	2008

Service cost	$1,515	$1,614	$1,585
Interest cost	1,823	1,738	1,633
Expected return on plan assets	(1,573)	(2,049)	(2,215)
Amortization of prior service cost	8	17	17
Recognized net actuarial loss	740	256	217
Curtailment loss	49	—	—
Settlement loss	256	238	—

Net periodic pension cost	$2,818	$1,814	$1,237

Net periodic pension cost for fiscal year 2011 is currently expected to approximate $3,340,000.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pretax):

	(in thousands)
	2010	2009	2008

Settlements	$(256)	$(238)	$—
Curtailment effects	(49)	—	—
Current year actuarial loss	2,905	7,633	1,413
Amortization of actuarial loss	(740)	(256)	(217)
Current year prior service (credit) cost (d)	—	(89)	—
Amortization of prior service cost	(8)	(17)	(17)

Total recognized in other comprehensive income	$1,852	$7,033	$1,179

Total recognized in net periodic pension cost and other Comprehensive income	$4,670	$8,847	$2,416

(d)	The Pension Protection Act required the basis (mortality table and interest rate) for determining lump sum payments to be changed. The new basis lowered the projected benefit obligation by $89,000 in fiscal year 2009.

Weighted average assumptions	June 1, 2010	June 2, 2009	June 3, 2008

Discount rate - net periodic pension cost	6.50%	6.50%	6.00%
Discount rate - projected benefit obligation	5.50%	6.50%	6.50%
Rate of compensation increase - net periodic pension cost	4.00%	4.50%	4.50%
Rate of compensation increase - projected benefit obligation	4.00%	4.00%	4.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

The Company determines its discount rate by looking at the plans’ projected benefit payments in the future and matching those to spot rates based on yields of high-grade corporate bonds. A single discount rate is chosen, rounded to the nearest 25 basis points, that produces the same present value as the various spot rates.

To determine the expected return on plan assets, the Company looks at the target asset allocation of the plans’ trust and determines the expected return on each asset class. The expected returns for each asset class are combined and rounded to the nearest 25 basis points to determine the overall expected return on assets. The expected rate of return will be lowered to 7.50 percent for fiscal year 2011.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE F - PENSION PLANS (continued)

The following estimated future benefit payments for all three plans, which reflect expected future service, as appropriate, are expected to be paid in the fiscal years indicated:

(in thousands)
2011	$2,443
2012	1,343
2013	1,290
2014	1,396
2015	2,212
2016-2020	11,537

Investment Policies and Asset Allocation

The objectives of the committee that sets investment policy for pension assets include holding, protecting and investing the assets prudently. The committee has determined that plan assets should be invested using long-term objectives, since the plan is intended to fund current and future benefits for participants and beneficiaries. Equity securities have provided the highest historical return to investors over extended time horizons. Thus, the bulk of the plan assets are targeted to be held in equity securities. Prudent investment strategies also call for a certain portion of the plan assets to be held in fixed return instruments. The Committee does not use derivative instruments to rebalance exposures to certain asset classes. Although not prohibited from doing so, the committee has chosen not to invest the plan assets in the common stock of the Company.

Target and actual pension plan assets are summarized as follows:

		Actual Allocations
Asset Category	Target	2010	2009
Equity securities	70%	65%	57%
Fixed income	25%	33%	42%
Cash equivalents	5%	2%	1%

Total	100%	100%	100%

During fiscal year 2009, global equity markets suffered severe declines that caused the actual asset allocation to depart significantly from target allocations. The improvement in the actual allocations relative to the target was the result of stronger global financial markets in fiscal year 2010. It is the Company’s intention to continue working to rebalance the asset portfolio during fiscal year 2011 to more closely match target allocations.

Funding

The Company contributes amounts to the two qualified defined benefit pension plans that are sufficient to satisfy legal funding requirements, plus discretionary tax-deductible amounts that may be deemed advisable. Contributions for the year that will end June 1, 2011 are currently anticipated at a level of $1,625,000, which includes amounts to meet minimum legal funding requirements to which discretionary contributions have been added. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon the retirement of the participants.

Future funding of the qualified defined benefit pension plans largely depends upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Although the equity markets made a significant rebound in fiscal year 2010, the declines experienced in fiscal year 2009 continue to adversely affect funding requirements and will likely require much higher net periodic pension costs to be recognized in future years.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE F - PENSION PLANS (continued)

Plan Assets at Fair Value

The Company uses fair value measurements for recording the assets of its defined benefit pension plans. Fair value is defined as the exchange price that would be received for an asset in its principal market in an orderly transaction between market participants on the measurement date. The Company groups the assets of the plans into a three-level hierarchy for valuation techniques used to measure the fair values of the assets. These levels are:

•	Level I – Quoted prices in active markets for identical assets.

•

Level II – Observable inputs other than Level I prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level III – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.

The assets of the defined benefit pension plans include investments in mutual funds whose fair values are determined based on quoted market prices and are classified within Level I of the fair value hierarchy. Plan assets also include investments in money market funds, corporate and U.S. government bonds, guaranteed insurance contracts and foreign obligations that are based on other observable inputs and are classified within Level II of the fair value hierarchy. The following table summarizes the plan assets measured at fair value as of June 1, 2010 and June 2, 2009:

	(in thousands)
	2010		2009
	Level I	Level II	Level I	Level II
Money market funds	$—	$507	$—	$152
U.S. treasury and agency obligations	—	891	—	2,606
Corporate obligations	—	4,604	—	4,619
Mutual funds	15,383	—	11,256	—
Foreign obligations	—	1,035	—	490
Guaranteed insurance contracts	—	547	—	542

	$15,383	$7,584	$11,256	$8,409

Other Post Retirement Plans

Compensation expense (not included in the above tables) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) is equal to the amounts contributed to the Plan - $342,000 in fiscal year 2010, $216,000 in fiscal year 2009 and $219,000 in fiscal year 2008. In addition, the President and Chief Executive Officer (CEO) has an employment agreement that calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the Non Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved. Based on the Company’s pretax earnings, $111,000, $105,000 and zero, respectively, was included in the CEO’s incentive compensation for fiscal years 2010, 2009 and 2008.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain highly compensated employees who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In fiscal years 2010, 2009 and 2008, matching contributions to the 401(k) plans amounted to $179,000, $164,000 and $167,000, respectively. Matching contributions to the FESP were $27,000, $25,000 and $26,000, respectively in fiscal years 2010, 2009 and 2008.

The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE G - SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	2010	2009	2008
	(in thousands)

Sales
Big Boy	$191,609	$193,623	$194,156
Golden Corral	101,263	104,238	105,406

	$292,872	$297,861	$299,562

Earnings (loss) before income taxes
Big Boy	$20,160	$19,672	$21,466
Opening expense	(768)	(585)	(408)

Total Big Boy	19,392	19,087	21,058

Golden Corral	3,873	2,170	63
Opening expense	—	—	(229)
Impairment of long-lived assets	—	—	(4,660)

Total Golden Corral	3,873	2,170	(4,826)

Total restaurant level profit	23,265	21,257	16,232

Administrative expense	(8,078)	(7,654)	(7,086)
Franchise fees and other revenue	1,266	1,281	1,278
Gain on asset sales	—	1,163	524
Litigation settlement	—	890	—

Operating Profit	16,453	16,937	10,948

Interest expense	(1,748)	(2,000)	(2,360)

	$14,705	$14,937	$8,588

Depreciation and amortization
Big Boy	$8,477	$8,097	$7,996
Golden Corral	5,608	5,594	6,019

	$14,085	$13,691	$14,015

Capital expenditures
Big Boy	$21,373	$14,759	$11,045
Golden Corral	3,111	3,276	3,601

	$24,484	$18,035	$14,646

Identifiable assets
Big Boy	$116,486	$102,886	$94,276
Golden Corral	72,767	74,090	77,784

	$189,253	$176,976	$172,060

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $7,899,000, $4,473,000, $3,450,000, and $131,000 respectively, for fiscal years 2011, 2012, 2013 and 2014. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

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

In the third quarter of fiscal year 2009, the Company received a check for $640,000 representing full and final payment of the arbitration award in its long-standing case against the general contractor that had constructed a Golden Corral restaurant in Canton, Ohio in 2001, which the Company had to demolish in 2002 due to defective construction work by the contractor. In addition to the cash received, $250,000 was credited to earnings to reverse a liability that had represented the contractor’s claim against the Company for the outstanding contract balance, which was eliminated when the award was made final.

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

Outstanding letters of credit maintained by the Company totaled $126,500 as of June 1, 2010.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended June 1, 2010

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

As of June 1, 2010, the Company operated 21 restaurants on non-owned properties. (See Note C – Leased Properties.) Two of the leases provide for contingent rental payments based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

These three restaurants are operated by the Company and pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $4,915,000, $4,982,000 and $4,985,000 respectively, in fiscal years 2010, 2009 and 2008. The amount owed to the Company from these restaurants was $85,000 and $86,000 respectively, as of June 1, 2010 and June 2, 2009. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons or entities having no relationship with the Company.

The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company until her death in September 2009, commenced in March 2005. On March 1, 2010, the monthly payment was increased to $19,006 from $18,753 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation to Mrs. Maier’s Estate, approximating $773,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $177,000 is included in current liabilities in the consolidated balance sheet.

QUARTERLY RESULTS (Unaudited)

QUARTERLY EARNINGS

	Year Ended June 1, 2010 (Fiscal 2010)				Year Ended June 2, 2009 (Fiscal 2009)
	(in thousands, except per share data)				(in thousands, except per share data)
	Sales	Operating profit	Net earnings	Diluted net earnings per share	Sales	Operating profit	Net earnings	Diluted net earnings per share
1st Quarter	$88,982	$4,924	$2,988	$0.57	$89,882	$3,652	$2,175	$0.42
2nd Quarter	67,898	3,919	2,369	0.46	69,093	3,620	2,216	0.43
3rd Quarter	64,873	3,366	2,024	0.39	67,685	5,260	3,410	0.66
4th Quarter	71,119	4,244	2,618	0.51	71,201	4,405	2,920	0.56

Total	$292,872	$16,453	$9,999	$1.93	$297,861	$16,937	$10,721	$2.08

The first quarter of each year contained sixteen weeks, while the last three quarters each contained twelve weeks.

The fourth quarter of Fiscal 2009 included a credit to income tax expense of $90,000 to reflect the actual effective tax rate for the year.

Quarterly earnings per share for Fiscal 2009 do not sum to the earnings per share for the year due to changes throughout the year in the diluted weighted average shares outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Effectiveness of disclosure controls and procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 1, 2010, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s annual report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act rules 240.13a-15 or 240.15d-15) during the fourth quarter ended June 1, 2010 that materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

(Items 10 through 13)

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. The Code of Ethics is available on the Company’s web site at www.frischs.com in the “Investor Relations” section under “Corporate Governance.” To receive a printed copy of the Code of Ethics at no cost, please contact Donald H. Walker, Chief Financial Officer, Frisch’s Restaurants, Inc. 2800 Gilbert Avenue, Cincinnati, Ohio 45206 – 1206. Email requests may be made to cfo@frischs.com. Also, any amendments to or waivers from the Code of Ethics will be disclosed on the Company’s web site within five business days following the date of amendment or waiver. There were no waivers of the Code of Ethics during the fiscal year ended June 1, 2010.

The information required by this item regarding executive officers appears in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

All other information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item not otherwise disclosed below is incorporated by reference to the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders.

Equity Compensation Plan Information

as of June 1, 2010

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:

1993 Stock Option Plan	269,981	$18.20	—

2003 Stock Option and Incentive Plan	233,088	$25.63	552,500

Total	503,069	$21.64	552,500

Equity compensation plans not approved by security holders:

Executive Savings Plan (1)			39,249

Senior Executive Bonus Plan (2)

CEO Employment Agreement (3)

Total	503,069	$21.64	591,749

(1) Frisch’s Executive Savings Plan

The Frisch’s Executive Savings Plan (FESP) was established in November 1993, to provide a means for certain management employees who are disqualified from participating in the Frisch’s Employee 401(k) Savings Plan, to participate in a similarly designed non-qualified plan. Under the FESP, an eligible employee may choose to defer up to 25 percent of his or her salary, which may be invested in mutual funds or in Common Stock of the Company. For employees who choose to invest in the Company’s Common Stock, the Company adds a fifteen percent matching contribution of Common Stock to the employee’s account, but only on the first ten percent of salary deferred. Upon an employee’s retirement, the Company has the option to issue to the employee the shares of Common Stock allocated to that employee or to pay to the employee the fair market value of the Common Stock allocated to him or her in cash. A reserve of 58,492 shares of Common Stock (as adjusted for changes in capitalization in earlier years) was established for issuances under the FESP when it was established in 1993. Since its inception, participants have cumulatively redeemed 19,243 shares through June 1, 2010. The current reserve balance of 39,249 shares contains 9,539 shares (including 1,951 shares allocated during the year ended June 1, 2010) that have been allocated but not issued to active plan participants.

(2) Senior Executive Bonus Plan

Under the Company’s Senior Executive Bonus Plan that was effective June 2, 2003, certain executive officers and other key employees are entitled to earn annual bonuses of up to 40 percent of their annual salary. Each employee’s bonus is determined by a formula that takes into account (1) the extent to which the individual’s performance goals established prior to the beginning of the fiscal year are met, and (2) the Company’s pre-tax consolidated earnings for the fiscal year, as a percentage of total revenue (adjusted to exclude certain revenue, if any, not related to the Company’s food service operations). No incentive bonus is paid to any eligible employees unless pre-tax consolidated earnings of the Company are at least four percent of revenues. In order to receive the maximum bonus permissible under the plan, an employee must fully meet his or her individual performance goals and pre-tax consolidated earnings of the Company must equal or exceed seven percent of revenues. Of the total bonus earned by each employee, ten percent is paid in shares of the Company’s Common Stock and the remainder is paid in cash. For the fiscal year ended June 1, 2010, 985 shares of Common Stock were issued to employees pursuant to the plan. If all eligible employees under the Senior Executive Bonus Plan had earned their maximum bonus during the year ended June 1, 2010, 2,329 shares of Common Stock would have been issued.

(3) CEO Employment Agreement

During the fiscal year ended June 1, 2010, Craig F. Maier, President and Chief Executive Officer, was employed by the Company pursuant to a three-year employment agreement that commenced June 3, 2009. The agreement provides that the Company will pay Mr. Maier incentive compensation for each fiscal year that the Company’s pre-tax earnings (before subtracting expense for a) his incentive compensation, b) incentive compensation earned under the Senior Executive Bonus Plan, and c) the value of stock options granted that are recognized as stock based compensation) equal or exceed four percent of the Company’s total revenue. The incentive compensation will be equal to (a) one and one half percent of the Company’s pre-tax earnings if in such year pre-tax earnings equal or exceed four percent (but are less than five percent) of the Company’s total revenue, and (b) an additional one percent of the Company’s pre-tax earnings if in such year the Company’s pre-tax earnings equal or exceed five percent of the Company’s total revenue. However, the incentive compensation will be reduced to the extent that the payment of the incentive compensation would reduce the Company’s pre-tax earnings to below four percent of the Company’s total revenue. Incentive compensation is paid 90 percent in cash and ten percent in Common Stock. For the fiscal year ended June 1, 2010, 1,516 shares of common stock were issued to Mr. Maier in July 2010, representing ten percent of the incentive compensation that he earned.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders.

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

Report of Independent Registered Public Accounting Firm (on Financial Statements)

Report of Independent Registered Public Accounting Firm (on Management’s Assessment of Internal Control over Financial Statements)

Consolidated Balance Sheet – June 1, 2010 and June 2, 2009

Consolidated Statement of Earnings – Three fiscal years ended June 1, 2010

Consolidated Statement of Cash Flows – Three fiscal years ended June 1, 2010

Consolidated Statement of Shareholders’ Equity – Three fiscal years ended June 1, 2010

Notes to Consolidated Financial Statements – Three fiscal years ended June 1, 2010

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

FRISCH’S RESTAURANTS, INC. (Registrant)

By	/s/ Donald H. Walker	July 20, 2010
	Donald H. Walker	Date
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Chairman of the Board
/s/ Daniel W. Geeding	Director	July 25, 2010
Daniel W. Geeding

President and Chief Executive Officer
/s/ Craig F. Maier	Director	July 26, 2010
Craig F. Maier

/s/ Dale P. Brown	Director	July 25, 2010
Dale P. Brown

/s/ RJ Dourney	Director	July 25, 2010
RJ Dourney

/s/ Lorrence T. Kellar	Director	July 23, 2010
Lorrence T. Kellar

/s/ Karen F. Maier	Director	July 27, 2010
Karen F. Maier

/s/ Jerome P. Montopoli	Director	July 23, 2010
Jerome P. Montopoli

/s/ William J. Reik, Jr.	Director	July 28, 2010
William J. Reik, Jr.

/s/ Donald H. Walker	Director	July 20, 2010
Donald H. Walker