Form 10-Q
period 2010-09-21
FRISCHS RESTAURANTS INC
filed 2010-10-26
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 21, 2010

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

There were 5,067,999 shares outstanding of the issuer’s no par common stock, as of September 20, 2010.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(unaudited)

	Sixteen Weeks Ended
	September 21, 2010	September 22, 2009
Sales	$92,925,834	$88,982,102

Cost of sales
Food and paper	31,979,503	30,273,962
Payroll and related	30,765,103	29,704,600
Other operating costs	21,262,727	20,017,149

	84,007,333	79,995,711

Gross profit	8,918,501	8,986,391

Administrative and advertising	4,812,330	4,454,390
Franchise fees and other revenue	(399,263)	(392,259)

Operating profit	4,505,434	4,924,260

Interest expense	474,155	531,595

Earnings before income taxes	4,031,279	4,392,665

Income taxes	1,290,000	1,405,000

Net Earnings	$2,741,279	$2,987,665

Earnings per share (EPS) of common stock:

Basic net earnings per share	$.54	$.59

Diluted net earnings per share	$.54	$.57

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	September 21, 2010	June 1, 2010
	(unaudited)
Current Assets
Cash and equivalents	$1,024,885	$647,342
Trade and other receivables	1,599,143	1,533,799
Inventories	5,662,223	5,958,540
Prepaid expenses and sundry deposits	1,552,582	760,032
Prepaid and deferred income taxes	1,172,848	1,489,119

Total current assets	11,011,681	10,388,832

Property and Equipment
Land and improvements	78,178,040	77,458,187
Buildings	103,329,390	101,478,173
Equipment and fixtures	97,803,241	96,531,395
Leasehold improvements and buildings on leased land	25,343,576	23,267,910
Capitalized leases	2,330,279	2,158,899
Construction in progress	5,269,433	5,855,478

	312,253,959	306,750,042
Less accumulated depreciation and amortization	141,596,122	138,051,284

Net property and equipment	170,657,837	168,698,758

Other Assets
Goodwill	740,644	740,644
Other intangible assets	691,393	718,357
Investments in land	923,435	923,435
Property held for sale	2,846,051	2,758,998
Deferred income taxes	2,950,940	3,162,703
Other	1,755,403	1,860,919

Total other assets	9,907,866	10,165,056

Total assets	$191,577,384	$189,252,646

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 21, 2010	June 1, 2010
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,845,146	$7,517,765
Obligations under capitalized leases	251,541	240,893
Self insurance	618,302	528,220
Accounts payable	11,749,649	10,557,636
Accrued expenses	9,521,649	9,641,305
Income taxes	120,327	54,972

Total current liabilities	30,106,614	28,540,791

Long-Term Obligations
Long-term debt	22,444,074	23,795,046
Obligations under capitalized leases	1,096,550	994,151
Self insurance	1,089,278	1,040,778
Underfunded pension obligation	11,334,493	10,747,629
Deferred compensation and other	3,934,630	4,040,235

Total long-term obligations	39,899,025	40,617,839

Commitments

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,586,764 and 7,585,764 shares - stated value - $1	7,586,764	7,585,764
Additional contributed capital	65,359,647	65,222,878

	72,946,411	72,808,642

Accumulated other comprehensive loss	(7,611,343)	(7,856,427)
Retained earnings	91,025,017	89,701,652

	83,413,674	81,845,225

Less cost of treasury stock (2,518,765 and 2,525,174 shares)	(34,788,340)	(34,559,851)

Total shareholders’ equity	121,571,745	120,094,016

Total liabilities and shareholders’ equity	$191,577,384	$189,252,646

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Sixteen weeks ended September 21, 2010 and September 22, 2009

(unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at June 2, 2009	$7,582,347	$64,721,328	$(6,634,422)	$82,306,488	$(33,598,597)	$114,377,144

Net earnings for sixteen weeks	—	—	—	2,987,665	—	2,987,665
Other comprehensive income, net of tax	—	—	176,859	—	—	176,859
Stock options exercised - new shares issued	3,417	80,449	—	—	—	83,866
Stock options exercised - treasury shares re-issued	—	(3,480)	—	—	13,540	10,060
Excess tax benefit from stock - based compensation	—	6,144	—	—	—	6,144
Other treasury shares re-issued	—	40,557	—	—	34,216	74,773
Stock-based compensation expense	—	80,531	—	—	—	80,531
Cash dividends - $.25 per share	—	—	—	(1,275,932)	—	(1,275,932)

Balance at September 22, 2009	7,585,764	64,925,529	(6,457,563)	84,018,221	(33,550,841)	116,521,110

Net earnings for thirty-six weeks	—	—	—	7,011,266	—	7,011,266
Other comprehensive loss, net of tax	—	—	(1,398,864)	—	—	(1,398,864)
Stock-based compensation expense	—	275,030	—	—	—	275,030
Treasury shares acquired	—	—	—	—	(1,009,010)	(1,009,010)
Employee stock purchase plan	—	22,319	—	—	—	22,319
Cash dividends - $.26 per share	—	—	—	(1,327,835)	—	(1,327,835)

Balance at June 1, 2010	7,585,764	65,222,878	(7,856,427)	89,701,652	(34,559,851)	120,094,016

Net earnings for sixteen weeks	—	—	—	2,741,279	—	2,741,279
Other comprehensive income, net of tax	—	—	245,084	—	—	245,084
Stock options exercised - new shares issued	1,000	9,375	—	—	—	10,375
Stock options exercised - treasury shares re-issued	—	(191,865)	—	—	855,444	663,579
Excess tax benefit from stock - based compensation	—	208,223	—	—	—	208,223
Treasury shares acquired	—	—	—	—	(1,118,171)	(1,118,171)
Other treasury shares re-issued	—	16,308	—	—	34,238	50,546
Stock based compensation expense	—	94,728	—	—	—	94,728
Cash dividends - $.28 per share	—	—	—	(1,417,914)	—	(1,417,914)

Balance at September 21, 2010	$7,586,764	$65,359,647	($7,611,343)	$91,025,017	($34,788,340)	$121,571,745

				Sixteen weeks ended September 21, 2010	Thirty-six weeks ended June 1, 2010	Sixteen weeks ended September 22, 2009
Comprehensive income:
Net earnings for the period				$2,741,279	$7,011,266	$2,987,665
Change in defined benefit pension plans, net of tax				245,084	(1,398,864)	176,859

Comprehensive income				$2,986,363	$5,612,402	$3,164,524

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Sixteen weeks ended September 21, 2010 and September 22, 2009

(unaudited)

	September 21, 2010	September 22, 2009
Cash flows provided by (used in) operating activities:
Net earnings	$2,741,279	$2,987,665
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	4,561,760	4,220,961
Loss on disposition of assets, net of abandonments	42,669	71,705
Stock based compensation expense	94,728	80,531
Net periodic pension cost	1,026,204	810,827
Contributions to pension plans	(50,000)	(125,000)

	8,416,640	8,046,689
Changes in assets and liabilities:
Accounts receivable	(65,344)	144,098
Inventories	296,317	1,005,885
Prepaid expenses and sundry deposits	(792,550)	(813,074)
Other assets	29,274	25,580
Prepaid, accrued and deferred income taxes	675,355	(212,603)
Excess tax benefit from stock based compensation	(208,222)	(6,144)
Accounts payable	431,976	1,917,915
Accrued expenses	(119,656)	(3,009,232)
Self insured obligations	138,582	117,216
Deferred compensation and other liabilities	(123,605)	300,928

	262,127	(529,431)

Net cash provided by operating activities	8,678,767	7,517,258

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(6,513,235)	(7,508,829)
Proceeds from disposition of property	34,540	14,415
Change in other assets	102,720	(291,207)

Net cash (used in) investing activities	(6,375,975)	(7,785,621)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	1,000,000	4,000,000
Payment of long-term debt and capital lease obligations	(2,081,924)	(2,228,597)
Cash dividends paid	(657,877)	(612,014)
Proceeds from stock options exercised—new shares issued	10,375	83,866
Proceeds from stock options exercised—treasury shares re-issued	663,579	10,060
Excess tax benefit from stock based compensation	208,223	6,144
Treasury shares acquired	(1,118,171)	—
Treasury shares re-issued	50,546	74,772

Net cash (used in) provided by financing activities	(1,925,249)	1,334,231

Net increase in cash and equivalents	377,543	1,065,868
Cash and equivalents at beginning of year	647,342	898,779

Cash and equivalents at end of quarter	$1,024,885	$1,964,647

Supplemental disclosures:
Interest paid	$445,307	$479,741
Income taxes paid	614,645	1,674,803
Income tax refunds received	—	57,201
Dividends declared but not paid	760,037	663,918
Lease transactions capitalized	171,380	—

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE A — ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All 93 Big Boy restaurants operated by the Company as of September 21, 2010 are located in various regions of Ohio, Kentucky and Indiana. All 35 Golden Corral restaurants operated by the Company as of September 21, 2010 are located primarily in the greater metropolitan areas of Cincinnati, Columbus, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania.

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

Consolidation Practices

The accompanying unaudited consolidated financial statements include all of the Company’s accounts, prepared in conformity with generally accepted accounting principles in the United States of America (US GAAP). Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these interim financial statements include all adjustments (all of which were normal and recurring) necessary for a fair presentation of all periods presented.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, the additional week needed to make a 53 week year is added to the fourth quarter, resulting in a thirteen week fourth quarter. The current fiscal year will end on Tuesday, May 31, 2011 (fiscal year 2011), a period of 52 weeks. The year ended June 1, 2010 (fiscal year 2010) was also a 52 week year.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with US GAAP requires management to use estimates and assumptions to measure certain items that affect the amounts reported. These judgments are based on knowledge and experience about past and current events, and assumptions about future events. Although management believes its estimates are reasonable and adequate, future events affecting them may differ markedly from current judgment. Significant estimates and assumptions are used to measure self-insurance liabilities, deferred executive compensation obligations, net periodic pension cost and future pension obligations, the carrying values of property held for sale and for long-lived assets including property and equipment, goodwill and other intangible assets.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE A — ACCOUNTING POLICIES (CONTINUED)

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

Receivables

Trade notes and accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of September 21, 2010 and June 1, 2010. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “Construction in progress” if construction has begun or if construction is likely within the next twelve months. As of September 21, 2010, two new Big Boy restaurant buildings were under construction on land owned by the Company, with estimated costs of approximately $1,197,000 (not already included in construction in progress) remaining to complete the projects. In addition, the cost of one other tract of land for Big Boy development is included in construction in progress as of September 21, 2010, as near term construction is expected. Other contracts that had been entered before September 21, 2010 to acquire sites for future development were cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the contracts.

Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for the sixteen weeks ended September 21, 2010 and September 22, 2009 was $44,000 and $35,000, respectively.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE A — ACCOUNTING POLICIES (CONTINUED)

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

No impairment losses were recognized during either of the sixteen weeks ended September 21, 2010 or September 22, 2009.

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

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of September 21, 2010 and June 1, 2010, the carrying amount of goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded if impairment is determined to have occurred.

Other intangible assets consist principally of initial franchise fees paid for each new Golden Corral restaurant the Company has opened (finite useful lives are subject to amortization) or has the right to open (yet to be determined useful lives are not subject to amortization). Amortization of the $40,000 initial fee begins when the restaurant opens and is computed using the straight-line method over the 15 year term of each individual restaurant’s franchise agreement. The fees are ratably amortized at $2,667 per year per restaurant, which equates to $85,000 per year in each of the next five years. Amortization was $26,000 in each of the sixteen weeks ended September 21, 2010 and September 22, 2009.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Other intangible assets are tested annually for impairment and whenever an impairment indicator arises.

An analysis of other intangible assets follows:

	September 21, 2010	June 1, 2010
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,280	$1,280
Less accumulated amortization	(691)	(665)

Carrying amount of Golden Corral initial franchise fees subject to amortization	589	615
Current portion of Golden Corral initial franchise fees subject to amortization	(85)	(85)
Golden Corral fees not yet subject to amortization	135	135

Golden Corral — total intangible assets	639	665
Other intangible assets subject to amortization — net	18	19
Other intangible assets not yet subject to amortization	34	34

Total other intangible assets	$691	$718

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged as incurred to other operating costs.

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

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE A — ACCOUNTING POLICIES (CONTINUED)

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged as incurred to other operating costs:

	Sixteen weeks ended
	September 21, 2010	September 22, 2009
	(in thousands)
Big Boy	$548	$14
Golden Corral	—	—

	$548	$14

Benefit Plans

The Company maintains two qualified defined benefit pension plans: the Pension Plan for Operating Unit Hourly Employees (the Hourly Pension Plan) and the Pension Plan for Managers, Office and Commissary Employees (the Salaried Pension Plan). (See Note E — Pension Plans.) Both plans have been amended to comply with the Pension Protection Act of 2006 (PPA) and the Heroes Earnings Assistance and Relief Tax Act of 2008 (HEART Act), and have been further amended for technical corrections promulgated by the Worker, Retiree, and Employer Recovery Act of 2008 (WRERA) and guidance on the HEART Act provided by the Internal Revenue Service.

Benefits under both plans are based on years-of-service and other factors. The Company’s funding policy is to contribute at least the minimum annual amount sufficient to satisfy legal funding requirements plus additional discretionary tax deductible amounts that may be deemed advisable, even when no minimum funding is required. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

The Hourly Pension Plan covers hourly restaurant employees. The Hourly Pension Plan was amended on July 1, 2009 to freeze all future accruals for credited service after August 31, 2009. The Hourly Pension Plan had previously been closed to all hourly paid restaurant employees that were hired after December 31, 1998. Hourly restaurant employees hired January 1, 1999 or after have been eligible to participate in the Frisch’s Restaurants, Inc. Hourly Employees 401(k) Savings Plan (the Hourly Savings Plan), a defined contribution plan that provided a 40 percent match by the Company on the first ten percent of earnings deferred by the participants. The Company’s match had vested on a scale based on length of service that reached 100 percent after four years of service. The Hourly Savings Plan was amended effective September 1, 2009 to provide for immediate vesting along with a 100 percent match from the Company on the first three percent of earnings deferred by participants. All hourly restaurant employees are now eligible to participate in the Hourly Savings Plan, regardless of when hired.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE A — ACCOUNTING POLICIES (CONTINUED)

The executive officers of the Company and certain other “highly compensated employees” (HCE’s) are disqualified from participation in the Salaried Savings Plan. A non-qualified savings plan — Frisch’s Executive Savings Plan (FESP) — provides a means by which the HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s compensation into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first ten percent of salary deferred at a rate of ten percent for deferrals into mutual funds, while a fifteen percent match is added to deferrals into the Company’s common stock. HCE’s hired after June 30, 2009 receive a 100 percent matching contribution from the Company on the first three percent of compensation deferred into either mutual funds or common stock.

Although the Company owns the mutual funds of the FESP until the retirement of the participants, the funds are invested at the direction of the participants. FESP assets are the principal component of “Other long-term assets” in the consolidated balance sheet. The common stock is a “phantom investment” that may be paid in actual shares or in cash upon retirement of the participant. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the consolidated balance sheet.

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

Effective January 1, 2000, a Nondeferred Cash Balance Plan was adopted to provide comparable retirement type benefits to the HCE’s in lieu of future accruals under the Salaried Pension Plan and the SERP. The comparable benefit amount is determined each year and converted to a lump sum (reported as W-2 compensation) from which taxes are withheld and the net amount is deposited into the HCE’s individual trust account (see Note E — Pension Plans).

Self-Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance liabilities as deemed appropriate based on claims experience, which continues to benefit from active claims management and post accident drug testing. Self-insurance liabilities were increased $93,000 (charged to expense) and $209,000 respectively, in the sixteen weeks ended September 21, 2010 and September 22, 2009.

Income Taxes

Income taxes are provided on all items included in the consolidated statement of earnings regardless of when such items are reported for tax purposes, which gives rise to deferred income tax assets and liabilities. The provision for income taxes in all periods presented has been computed based on management’s estimate of the effective tax rate for the entire year.

The Internal Revenue Service (IRS) is currently examining the Company’s tax return for the year ending June 2, 2009 (fiscal year 2009). The most recent examinations concluded by the IRS covered the tax years that ended May 30, 2004 and June 2, 2002, both of which were no-change audits.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable and accounts receivable, investments and long-term debt. The carrying values of cash and cash equivalents together with accounts payable and accounts receivable approximate their fair value based on their short-term character. The fair value of long-term debt is disclosed in Note B — Long-Term Debt.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE A — ACCOUNTING POLICIES (CONTINUED)

The Company does not use the fair value option for reporting financial assets and financial liabilities and therefore does not report unrealized gains and losses in the consolidated statement of earnings. Fair value measurements for non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets

The Company does not use derivative financial instruments.

Subsequent Events

The Company evaluated all transactions that occurred after September 21, 2010 through the date the financial statements contained herein were issued. The evaluation determined that no material recognizable subsequent events had occurred.

New Accounting Pronouncements

The Company reviewed all significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

NOTE B — LONG-TERM DEBT

	September 21, 2010		June 1, 2010
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Loan —
Construction Phase	$—	$3,000	$—	$6,000
Term Loans	6,866	17,291	6,550	15,312

Revolving Loan	—	—	—	—

Stock Repurchase Loan —
Draw Phase	—	—
Term Loans	—	—

2009 Term Loan	979	2,153	968	2,483

	$7,845	$22,444	$7,518	$23,795

The portion payable after one year matures as follows:

	September 21, 2010	June 1, 2010
	(in thousands)
Period ending in 2012	$9,555	$12,254
2013	5,073	5,027
2014	3,483	3,400
2015	2,471	2,052
2016	1,228	1,034
Subsequent to 2016	634	28

	$22,444	$23,795

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE B — LONG-TERM DEBT (CONTINUED)

The Company has four unsecured loans in place, all with the same lending institution. A single Amended and Restated Loan Agreement (2010 Loan Agreement), under which the Company may not assume or permit to exist any other indebtedness, governs the four loans. The 2010 Loan Agreement amended and restated two prior loan agreements that consisted of a construction draw facility (Construction Loan) and a revolving credit agreement (Revolving Loan), and added a Stock Repurchase Loan. Borrowing under these three credit lines is permitted through April 2012. The 2009 Term Loan was previously governed under the revolving credit agreement.

The Construction Loan is an unsecured draw credit line intended to finance construction and opening and/or the refurbishing of restaurant operations. The 2010 Loan Agreement increased the amount available to be borrowed from $1,000,000 to $15,000,000.

The Construction Loan is subject to an unused commitment fee equal to 0.25 percent of the amount available to be borrowed. Funds borrowed are initially governed as a Construction Phase loan on an interest-only basis. Interest is determined by a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Prepayment of principal without penalty is permitted at the end of any rate period. Within six months of the completion and opening of each restaurant, the balance outstanding under each loan in the Construction Phase must be converted to a Term Loan, with an amortization period of not less than seven years nor more than twelve years as chosen by the Company. For funds borrowed since September 2007, any Term Loan converted with an initial amortization period of less than twelve years, a one-time option is available during the chosen term to extend the amortization period up to a total of twelve years. Upon conversion to an amortizing Term Loan, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

As of September 21, 2010, the aggregate outstanding balance under the Construction Loan was $27,157,000, which consisted of $24,157,000 in Term Loans and $3,000,000 in the Construction Phase awaiting conversion. Since the inception of the Construction Loan (including prior loan agreements), seventeen of the Term Loans ($39,500,000 out of $88,500,000 in original notes) had been retired as of September 21, 2010. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 5.68 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $712,000, expiring in various periods currently ranging from January 2011 through September 2017. Prepayments of Term Loans initiated prior to September 2009 are permissible upon payment of sizeable prepayment fees and other amounts. For Term Loans initiated after September 2009, the Company has the option at the time of conversion to include a small premium over the otherwise applicable fixed interest rate in exchange for the right to prepay in whole or in part at any time without incurring a prepayment fee.

The $3,000,000 balance in the Construction Phase as of September 21, 2010 was borrowed under two separate draws ($2,000,000 in May 2010 and $1,000,000 in September 2010), both of which are currently subject to variable interest rates of 1.9% or lower. If the 2010 Loan Agreement is not renewed by April 2012, any outstanding amount in the Construction Phase that has not been converted into a Term Loan shall mature and be payable in full at that time.

The Revolving Loan provides an unsecured credit line that allows for borrowing of up to $5,000,000 to fund temporary working capital needs. Amounts repaid may be re-borrowed so long as the amount outstanding does not at any time exceed $5,000,000. The Revolving Loan, none of which was outstanding as of September 21, 2010, will mature and be payable in full in April 2012, unless it is renewed sooner. It is subject to a 30 consecutive day out-of-debt period each fiscal year. Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is subject to a 0.25 percent unused commitment fee.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE B — LONG-TERM DEBT (CONTINUED)

The Stock Repurchase Loan is an unsecured draw credit line intended to finance repurchases of the Company’s common stock, under which up to $10,000,000 may be borrowed. Amounts drawn are on an interest-only basis for six months (Draw Phase). Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Prepayment of principal without penalty is permitted at the end of any rate period during the Draw Phase. The balance outstanding must be converted semi-annually to a Term Loan amortized over seven years. The Stock Repurchase Loan is not subject to an unused commitment fee.

The 2009 Term Loan originated in September 2009 when $4,000,000 was borrowed to fund the acquisition of five Big Boy restaurants from the landlord of the facilities. The 2009 Term Loan requires 48 equal monthly installments of $89,000 including principal and interest at a fixed 3.47 percent rate. The final payment of the unsecured loan is due October 21, 2013.

The 2010 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of September 21, 2010. The 2010 Loan Agreement does not require compensating balances.

The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at September 21, 2010 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
Terms Loans within the Construction Loan	$24,157,000	$25,440,000

NOTE C — LEASED PROPERTY

Although the Company’s policy is to own the property on which it operates restaurants, the Company occupies certain of its restaurants pursuant to lease agreements. As of September 21, 2010, 22 restaurants were in operation on non-owned premises, of which 21 were classified as operating leases and one was a capital lease. Most of the operating leases are for fifteen or twenty years and contain multiple five year renewal options. Seven of the operating leases are for Golden Corral operations. Big Boy restaurants are operated under the terms of fourteen operating leases and one capital lease.

Office space is occupied under an operating lease that expires during fiscal year 2013, with renewal options available through fiscal year 2023. A purchase option is available in 2023 to acquire the office property in fee simple estate.

Rent expense under operating leases for the sixteen weeks ended:

	September 21, 2010	September 22, 2009
	(in thousands)
Minimum rentals	$519	$685
Contingent payments	—	10

	$519	$695

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE C — LEASED PROPERTY (CONTINUED)

The capital lease used in Big Boy operations is for land on which a Big Boy restaurant opened for business in July 2010. Under the terms of the lease, the Company is required to purchase the land in fee simple estate after the tenth year. Delivery and other equipment is held under capitalized leases expiring during various periods extending into fiscal year 2019.

An analysis of the capitalized leased property is shown in the following table. Amortization of capitalized delivery and other equipment is based on the straight-line method over the primary terms of the leases.

	Asset balances at
	September 21, 2010	June 1, 2010
	(in thousands)
Restaurant property (land)	$825	$825

Delivery and other equipment	1,505	1,334
Less accumulated amortization	(1,049)	(995)

	$1,281	$1,164

Future minimum lease payments under capitalized leases and operating leases in the table below. The column for capitalized leases includes the requirement to acquire land, currently leased by the Company, in fee simple estate after the tenth year of the lease.

Period ending September 21,	Capitalized leases	Operating leases
	(in thousands)
2011	$344	$1,640
2012	200	1,577
2013	93	1,505
2014	93	1,517
2015	93	1,368
2016 to 2027	1,363	11,551

Total	2,186	$19,158

Amount representing interest	(837)

Present value of obligations	1,349

Portion due within one-year	(252)

Long-term obligations	$1,097

NOTE D — CAPITAL STOCK

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE D — CAPITAL STOCK (CONTINUED)

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

The Plan provides that the total number of shares of common stock covered by options plus the number of stock appreciation rights granted to any one individual may not exceed 80,000 during any fiscal year. Additionally, no more than 80,000 shares of common stock may be issued in payment of performance awards denominated in shares, and no more than $1,000,000 in cash (or fair market value, if paid in shares) may be paid pursuant to performance awards denominated in dollars, granted to any one individual during any fiscal year if the awards are intended to qualify as performance based compensation. Employees of the Company and non-employee members of the Board of Directors are eligible to be selected to participate in the Plan. Participation is based on selection by the Committee. Although there is no limitation on the number of participants in the Plan, approximately 40 persons have historically participated. However, the Committee limited stock options granted in June 2010 to ten executive officers of the Company (not including the President and Chief Executive Officer).

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

As of September 21, 2010, options to purchase 330,250 shares had been cumulatively granted under the Plan, including 23,000 that belong to the President and Chief Executive Officer (CEO). The outstanding options belonging to the CEO that were granted before October 2009 (20,000) vested six months from the date of grant. Beginning in October 2009, options granted to the CEO pursuant to the terms of his employment (3,000) will vest one year from the date of the grant. Outstanding options granted to other key employees vest in three equal annual installments, while outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

As of September 21, 2010, 526,084 shares remain available to be optioned, including 56,334 shares granted that were subsequently forfeited, which are again available to be granted in accordance with the “Re-use of Shares” provision of the Plan. There were 259,504 options outstanding as of September 21, 2010.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE D — CAPITAL STOCK (CONTINUED)

No other awards — stock appreciation rights, restricted stock award, unrestricted stock award or performance award—had been granted under the 2003 Incentive Plan as of September 21, 2010. On October 6, 2010, restricted stock awards, equivalent to $40,000 in shares of the Company’s common stock, were granted to non-employee members of the Board of Directors. Each award will vest in full on October 6, 2011. Also on October 6, 2010, in accordance with the terms of his employment agreement, the CEO was granted options to purchase 3,000 shares of common stock.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan authorized the grant of stock options for up to 562,432 shares (as adjusted for subsequent changes in capitalization from the original authorization of 500,000 shares) of the common stock of the Company for a ten-year period that began May 9, 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. The Amended Plan is in compliance with the American Jobs Creation Act of 2004 and section 409A of the Internal Revenue Code.

Options to purchase 556,228 shares were cumulatively granted under the 1993 Stock Option Plan and the Amended Plan before granting authority expired October 4, 2008. As of September 21, 2010, 205,336 shares granted remain outstanding, including 150,000 that belong to the CEO.

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

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of September 21, 2010:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	503,069	$21.64
Granted	40,000	$20.55
Exercised	(63,478)	$10.62
Forfeited or expired	(14,751)	$25.13

Outstanding at end of quarter	464,840	$22.94	5.16	years	$346

Exercisable at end of quarter	366,007	$22.70	4.09	years	$346

The intrinsic value of stock options exercised during the sixteen weeks ended September 21, 2010 and September 22, 2009 was $612,000 and $36,000, respectively. Options exercised during the sixteen weeks ended September 21, 2010 included 61,478 by the CEO, the intrinsic value of which was $595,000.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE D — CAPITAL STOCK (CONTINUED)

Stock options outstanding and exercisable as of September 21, 2010 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$13.43 to $18.00	49,167	$13.80	0.81 years
$18.01 to $24.20	209,085	$20.60	5.11 years
$24.21 to $31.40	206,588	$27.49	6.26 years

$13.43 to $31.40	464,840	$22.94	5.16 years

Exercisable:
$13.43 to $18.00	49,167	$13.80	0.81 years
$18.01 to $24.20	162,585	$20.49	3.86 years
$24.21 to $31.40	154,255	$27.88	5.38 years

$13.43 to $31.40	366,007	$22.70	4.09 years

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock measured at 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2010 (latest available data), 149,995 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2010, the custodian held 39,651 shares on behalf of employees.

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A — Accounting Policies) when it was established in 1993. As of September 21, 2010, 39,249 shares remained in the FESP reserve, including 10,436 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of September 21, 2010, the Company’s treasury held 2,518,765 shares of the Company’s common stock. Most of the shares were acquired through a modified “Dutch Auction” self-tender offer in 1997, and in a series of intermittent repurchase programs that began in 1998.

The current repurchase program was authorized by the Board of Directors on January 6, 2010, under which the Company may repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two year period that will expire January 6, 2012. Since its inception, the Company has acquired 105,038 shares at a cost of $2,127,000, which includes 58,570 shares acquired during the quarter ended September 21, 2010 at a cost of $1,118,000.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE D — CAPITAL STOCK (CONTINUED)

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

Sixteen weeks ended	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
September 21, 2010	5,093,981	$.54	28,295	5,122,276	$.54
September 22, 2009	5,102,482	.59	121,497	5,223,979	.57

Stock options to purchase 295,000 shares in the quarter ended September 21, 2010 and 90,000 in the quarter ended September 22, 2009 were excluded from the calculation because the effect was anti-dilutive.

Share-Based Payment (Compensation Cost)

The fair value of stock options granted is recognized as compensation cost in the consolidated statement of earnings on a straight-line basis over the vesting period of the award. Compensation costs arising from stock options granted are shown below:

	September 21, 2010	September 22, 2009
	(in thousands)
Charged to administrative and advertising expense	$95	$81
Tax benefit	(32)	(28)

Total share-based compensation cost, net of tax	$63	$53

Effect on basic earnings per share	$.01	$.01

Effect on diluted earnings per share	$01	$.01

The fair value of each option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, developed with the following assumptions:

	September 21, 2010	September 22, 2009
Weighted average fair value of options	$5.49	$8.14

Dividend yield	2.5%	1.9%
Expected volatility	32%	32%
Risk free interest rate	2.72%	3.31%
Expected lives	6.0 years	6.0 years

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE D — CAPITAL STOCK (CONTINUED)

As of September 21, 2010, there was $416,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.17 years.

Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in Note D — Capital Stock). Compensation costs related to the Employee Stock Purchase Plan are determined at the end of each semi-annual offering period — October 31 and April 30.

NOTE E — PENSION PLANS

As discussed more fully under Benefit Plans in Note A — Accounting Policies, the Company sponsors two qualified defined benefit plans (DB Plans) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for all three retirement plans is summarized below:

	Sixteen weeks ended
Net periodic pension cost components	September 21, 2010	September 22, 2009
	(in thousands)
Service cost	$592	$466
Interest cost	582	561
Expected return on plan assets	(520)	(484)
Amortization of prior service cost	3	3
Recognized net actuarial loss	274	165
Settlement loss	95	51
Curtailment cost	—	49

Net periodic pension cost	$1,026	$811

Weighted average discount rate	5.50%	6.50%
Weighted average rate of compensation increase	4.00%	4.00%
Weighted average expected long-term rate of return on plan assets	7.50%	8.00%

Net periodic pension cost for fiscal year 2011 is currently expected in the range of $3,300,000 to 3,400,000. Net periodic pension cost in fiscal year 2010 was $2,818,000. Most of the expected increase is attributable to lowering the discount rate from 6.5 percent to 5.5 percent, which has added approximately $500,000 to pension cost in fiscal year 2011. Another $100,000 is included in the increased pension costs in fiscal year 2011 because of lowering the long-term rate of return on plan assets from 8.0 percent to 7.5 percent.

Contributions to the DB Plans for fiscal year 2011 are currently anticipated at a level of $1,600,000, which includes $50,000 that had been contributed before September 21, 2010. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon retirement of the participants.

Future funding of the DB Plans largely depends upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Although the market for equity securities made a significant rebound in fiscal year 2010, which has continued into the first quarter of fiscal year 2011, the market declines experienced in fiscal year 2009 continue to adversely affect funding, and will likely require the continued recognition of significantly higher net periodic pension costs than had been incurred prior to the market declines in fiscal year 2009.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE E — PENSION PLANS (CONTINUED)

Underfunded pension obligations included in “Long-Term Obligations” in the consolidated balance sheet represent projected benefit obligations in excess of the fair value of plan assets. The change in underfunded status is re-measured at the end of each fiscal year, effected through an increase or decrease in “Accumulated other comprehensive loss” in the equity section of the consolidated balance sheet. The projected benefit obligation, which includes a projection of future salary increases, was measured at June 1, 2010 using a weighted average discount rate of 5.5 percent. The projected benefit obligation will increase approximately $975,000 for each decrease of 25 basis points in the discount rate.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A — Accounting Policies) was $157,000 and $76,000 respectively, during the sixteen weeks ended September 21, 2010 and September 22, 2009. Although the contribution to the Non-Deferred Cash Balance Plan for fiscal year 2011 has yet to be determined, it is expected to be higher than fiscal year 2010. In addition, the President and Chief Executive Officer (CEO) has an employment agreement that calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the Non Deferred Cash Balance Plan (see Benefit Plans in Note A — Accounting Policies) when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A — Accounting Policies). In the sixteen weeks ended September 21, 2010 and September 22, 2009, matching contributions to the 401(k) plans amounted to $68,000 and $50,000 respectively. Matching contributions to the Executive Savings Plan were $10,000 in each of the sixteen week periods ended September 21, 2010 and September 22, 2009.

The Company does not sponsor post retirement health care benefits.

NOTE F — COMPREHENSIVE INCOME

	September 21, 2010	September 22, 2009
	(in thousands)
Net earnings	$2,741	$2,988
Amortization of amounts included in net periodic pension cost	372	268
Tax effect	(127)	(91)

Comprehensive income	$2,986	$3,165

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE G — SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	Sixteen weeks ended
	September 21, 2010	September 22, 2009
	(in thousands)
Sales
Big Boy	$60,006	$57,453
Golden Corral	32,920	31,529

	$92,926	$88,982

Earnings before income taxes
Big Boy	$5,939	$5,545
Opening expense	(548)	(14)

Total Big Boy	5,391	5,531

Golden Corral	1,241	1,391
Opening expense	—	—

Total Golden Corral	1,241	1,391

Total restaurant level profit	6,632	6,922

Administrative expense	(2,526)	(2,390)
Franchise fees and other revenue	399	392

Operating profit	4,505	4,924

Interest expense	(474)	(531)

Earnings before income taxes	$4,031	$4,393

Depreciation and amortization
Big Boy	$2,791	$2,519
Golden Corral	1,771	1,702

	$4,562	$4,221

Capital expenditures
Big Boy	$6,163	$6,884
Golden Corral	350	625

	$6,513	$7,509

	As of
	September 21, 2010	June 1, 2010
Identifiable assets
Big Boy	$120,561	$116,486
Golden Corral	71,016	72,767

	$191,577	$189,253

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE H — COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $8,392,000, $5,147,000, $3,382,000 and $56,000 respectively, for the periods ending September 21, 2011, 2012, 2013 and 2014. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation

The Company is subject to various claims and suits that arise from time to time in the ordinary course of business. Management does not presently believe that the resolution of any claims currently outstanding will materially affect the Company’s earnings, cash flows or financial position. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes that adequate provisions for losses are already included in the consolidated financial statements.

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

Outstanding letters of credit maintained by the Company totaled $126,500 as of September 21, 2010.

As of September 21, 2010, the Company operated 22 restaurants on non-owned properties. (See Note C – Leased Properties.) Certain of the leases provide for contingent rental payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

NOTE I — RELATED PARTY TRANSACTIONS

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

These three restaurants are operated by the Company and they pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $1,491,000 and $1,477,000 respectively, during the sixteen weeks ended September 21, 2010 and September 22, 2009. The amount owed to the Company from these restaurants was $71,000 and $85,000 respectively, as of September 21, 2010 and June 1, 2010. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2011, Ended September 21, 2010

NOTE I — RELATED PARTY TRANSACTIONS (CONTINUED)

The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company until her death in September 2009, commenced in March 2005. On March 1, 2010, the monthly payment was increased to $19,006 from $18,753 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation to Mrs. Maier’s Estate, approximating $727,000, is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation, approximating $180,000, is included in current liabilities in the consolidated balance sheet.

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

This MD&A should be read in conjunction with the consolidated financial statements. The Company has no off-balance sheet arrangements other than operating leases that are entered from time to time in the ordinary course of business. The Company does not use special purpose entities.

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (Company) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet-style “Golden Corral” restaurants. As of September 21, 2010, 93 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller regions in Pennsylvania and West Virginia.

The Company’s First Quarter of Fiscal 2011 consists of the sixteen weeks ended September 21, 2010. It compares with the sixteen weeks ended September 22, 2009, which constituted the First Quarter of Fiscal 2010. The first quarter of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains sixteen weeks, whereas the following three quarters normally contain only twelve weeks each. References to Fiscal 2011 refer to the 52 week year that will end on May 31, 2011. References to Fiscal 2010 refer to the 52 week year that ended June 1, 2010.

Net earnings for the First Quarter of Fiscal 2011 were $2,741,000, or diluted earnings per share (EPS) of $.54, compared with $2,988,000, or diluted EPS of $.57 in the First Quarter of Fiscal 2010.

Significant factors accounting for the change:

•	Consolidated restaurant sales increased $3,994,000.

-	Total Big Boy sales increased $2,553,000, the result of more restaurants in operation

-	Big Boy same store sales decreased 0.8 percent

-	Golden Corral same store sales increased 4.4 percent

•	Opening expenses (all for the Big Boy segment) were $534,000 higher.

•	As a percentage of sales, consolidated food cost was 34.4 percent in the First Quarter of Fiscal 2011, up from 34.0 percent in the First Quarter of Fiscal 2010.

•

As a percentage of sales, consolidated payroll and related cost was 33.1 percent in the First Quarter of Fiscal 2011, down from 33.4 percent in the First Quarter of Fiscal 2010. The decrease was largely achieved in the Golden Corral segment.

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

	1st Quarter
	2011	2010
	(in thousands)
Big Boy restaurants	$57,001	$54,517
Wholesale sales to licensees	2,733	2,672
Wholesale sales to grocery stores	272	264

Total Big Boy sales	60,006	57,453
Golden Corral restaurants	32,920	31,529

Consolidated restaurant sales	$92,926	$88,982

The Company operated 93 Big Boy restaurants as of September 21, 2010. The count of 93 includes the following openings and closings since the beginning of Fiscal 2010 (June 2009), when 88 Big Boy restaurants were in operation:

September 2009 — closed original unit in Lawrenceburg, Indiana (Cincinnati market)

September 2009 — replacement unit opened in Lawrenceburg, Indiana (Cincinnati market) — no sales interruption

November 2009 — new unit opened near Hamilton, Ohio (Cincinnati market)

April 2010 — new unit opened in Independence, Kentucky (Cincinnati market)

May 2010 — new unit opened in Shepherdsville, Kentucky (Louisville market)

July 2010 — new unit opened in Louisville, Kentucky

August 2010 — new unit opened in Beavercreek, Ohio (Dayton market)

Two Big Boy restaurant buildings were under construction as of September 21, 2010. Openings are scheduled for October 2010 in Elizabethtown, Kentucky (Louisville market) and December 2010 in Heath, Ohio (Columbus market). Besides these two openings, no other new Big Boy restaurants are planned to open before the end of Fiscal 2011.

Big Boy same store sales decreased 0.8 percent during the First Quarter of Fiscal 2011. The same store decrease reflects a 2.5 percent decline in customer counts, which was offset by three menu price increases of 1.0 percent, implemented respectively in September 2009, February 2010 and September 2010. Another increase will likely be implemented in February 2011.

Golden Corral same store sales increased 4.4 percent in the First Quarter of Fiscal 2011. The same store sales increase reflects a 3.3 percent increase in customer counts. The Golden Corral same store sales comparisons include average menu price increases of 0.5 percent implemented in February 2010 and 1.3 percent that went into effect in

September 2010. The Company currently operates 35 Golden Corral restaurants, all of which are included in the same store sales comparison. No new Golden Corral restaurants are currently being planned.

The Payment Card Industry Security Standards Council has a data security standard with which all organizations that process card payments must comply. The standard is intended to prevent credit card fraud by focusing on the internal controls of processing and storage of such data. While the Company has adhered to this standard for some time, a new requirement recently introduced by MasterCard requires an independent audit of these controls. This independent audit must certify compliance with Payment Card Industry Security Standards no later than July 2011. A finding of non-compliance could restrict the Company’s ability to accept credit cards as a form of payment. The Company has established an action plan to ensure that any issues that may arise as a result of the independent audit are foreseen and corrected in a timely fashion.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	1st Quarter
	2011	2010
	(in thousands)
Big Boy gross profit	$6,835	$6,912
Golden Corral gross profit	2,083	2,074

Total gross profit	$8,918	$8,986

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows, which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	1st Quarter 2011			1st Quarter 2010
	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0

Food and Paper	34.4	32.5	37.9	34.0	32.3	37.2

Payroll and Related	33.1	35.8	28.2	33.4	35.8	28.9

Other Operating Costs (including opening costs)	22.9	20.3	27.5	22.5	19.8	27.3

Gross Profit	9.6	11.4	6.4	10.1	12.1	6.6

Food cost began to rise in the last half of Fiscal 2010, and has continued to rise during the First Quarter of Fiscal 2011. Higher prices were experienced during the summer of 2010 for beef, pork, poultry and dairy products, driven by much higher costs for corn, the principal feed ingredient for cattle, hogs and poultry. These elevated prices are expected to continue well into 2011. Food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept, and because steak is featured daily on the buffet line. Although the Company does not use financial instruments as a hedge against changes in commodity pricing, purchase contracts for some commodities may contain contractual provisions that limit the price the Company will pay.

Food safety poses a major risk to the Company. Management rigorously emphasizes and enforces established food safety policies in all of the Company’s restaurants and in its commissary and food manufacturing plant. To ensure continued safety, management has initiated an assessment of its current food handling, processing and storage practices that are used at the commissary and food manufacturing plant. The assessment is being conducted near the end of October 2010.

Despite the improvement in payroll and related costs as seen in the above table, the Company’s operating margins continue to be adversely affected by mandated increases in the minimum wage.

•

In Ohio, where more than two-thirds of the Company’s payroll costs are incurred, the minimum wage for non-tipped employees was increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was increased to $7.00 per hour on January 1, 2008 and to $7.30 per hour on January 1, 2009. While there was no increase on January 1, 2010, non-tipped employees will begin receiving a minimum of $7.40 per hour on January 1, 2011.

•

The Ohio minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was increased to $3.50 per hour on January 1, 2008 and to $3.65 per hour on January 1, 2009. While there was no increase on January 1, 2010, tipped employees will begin receiving a minimum of $3.70 per hour on January 1, 2011.

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

The effects of paying the required higher hourly rates of pay have been effectively countered through the combination of higher menu prices charged to customers and reductions in the number of scheduled labor hours. Additional reductions in hours will be implemented if necessary to offset the effect of the scheduled increase in Ohio’s minimum wage on January 1, 2011. The reduction in the payroll and related cost percentage shown for the Golden Corral segment was achieved by holding steady the number of hours worked, despite higher customer counts that resulted in a 4.4 percent same store sales increase.

Despite the savings that come from reductions in hours worked and higher menu prices charged to customers, other factors add to payroll and related costs. These factors include higher costs associated with benefit programs offered by the Company, including significant increases in medical insurance premiums and pension related costs.

Medical insurance premiums escalated by almost 15 percent for the plan year that ran January 1, 2009 through December 31, 2009, with premiums rising to over $9,400,000. Premium cost for the plan year that runs January 1, 2010 through December 31, 2010 is expected to be 6.5 percent higher, with total premium payments likely to exceed $10,000,000. The Company typically absorbs 75 to 80 percent of the cost, with employees contributing the remainder. The medical insurance program for the 2011 plan year is currently being negotiated. Management continues to evaluate federal health care reform legislation that was enacted in March 2010 to determine the future short and long term effects on the Company.

Net periodic pension cost was $1,026,000 and $811,000 respectively, in the First Quarter of Fiscal 2011 and the First Quarter of 2010. Net periodic pension cost for Fiscal 2011 is currently expected to be in the range of $3,300,000 to $3,400,000. The final total in Fiscal 2010 was $2,818,000. The increase over Fiscal 2010 is primarily due to lowering actuarial rate assumptions used in Fiscal 2011. The discount rate was lowered from 6.5 percent to 5.5 percent and the expected return on plan assets was lowered from 8.0 percent to 7.5 percent. Net periodic pension cost for both the First Quarter of Fiscal 2011 and the First Quarter of Fiscal 2010 are much higher than historical levels. The higher costs continue to be driven by significant market losses in equity securities in Fiscal 2009, which greatly lowered the fair value of plan assets in the pension trusts. This loss is amortized through pension cost and it has created a lower credit for the expected return on plan assets that flows through pension cost.

Pension accounting standards require the overfunded or underfunded status of defined benefit pension plans to be recognized as an asset or liability in the Company’s consolidated balance sheet. The Company’s underfunded status as of September 21, 2010 — $11,352,000 — was measured as the difference between plan assets at fair value and projected benefit obligations. Significant reductions in the Company’s equity, net of tax, were required over the last two fiscal years to establish the underfunded pension obligation shown on the consolidated balance sheet. The reductions in equity were effected through charges to “Accumulated other comprehensive loss.”

Payroll and related expenses are also affected by adjustments that result each quarter when management performs a comprehensive review of the Company’s self-insured Ohio workers’ compensation program and adjusts its reserves as deemed appropriate based on claims experience. Increases to the self-insured reserves result in charges to payroll and related expenses, while decreases to the reserves result in credits to payroll and related expenses. Charges of

$93,000 and $208,000 respectively, were recorded in payroll and related expenses during the First Quarter of Fiscal 2011 and the First Quarter of Fiscal 2010.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, franchise fees for Golden Corral restaurants, new restaurant opening costs and many other restaurant operating expenses. Opening costs were $548,000 for Big Boy restaurants and zero for Golden Corral restaurants during the First Quarter of Fiscal 2011. During the First Quarter of Fiscal 2010, opening costs were $14,000 for Big Boy and zero for Golden Corral. As most of the other typical expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store levels. The increase in Golden Corral from 27.3 percent to 27.5 percent is the result of higher depreciation charges and higher costs incurred for maintaining buildings and equipment. Other operating costs for the Golden Corral segment are a much higher percentage of sales than Big Boy because the physical facility of a Golden Corral restaurant is almost twice as large as a Big Boy restaurant and Golden Corral sales volumes have generally remained well below management’s original long-term expectations for the concept.

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

Administrative and advertising expense increased $358,000 during the First Quarter of Fiscal 2011, eight percent higher than the First Quarter of Fiscal 2010. Most of the increase is attributable to higher advertising expense associated with higher sales levels. Stock based compensation expense included in administrative and advertising expense was $95,000 during the First Quarter of Fiscal 2011, and was $81,000 in the First Quarter of Fiscal 2010.

Revenue from franchise fees is based on sales volumes generated by Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of September 21, 2010, 25 Big Boy restaurants were licensed to other operators and paying franchise fees to the Company, a reduction of one restaurant from a year ago. Other revenue also includes certain other fees from restaurants licensed to others along with minor amounts of rent and investment income.

There were no sales of real property during the First Quarter of Fiscal 2011 or the First Quarter of Fiscal 2010. No charges for impairment of assets were recorded during either the First Quarter of Fiscal 2011 or the First Quarter of Fiscal 2010.

Interest Expense

Interest expense in the First Quarter of Fiscal 2011 was $57,000 lower than the First Quarter of Fiscal 2010, a reduction of 10.8 percent. The reduction is the result of lower debt levels than a year ago, a lower weighted average interest rate on fixed rate financing, and lower variable rates on debt awaiting conversion to a fixed rate term loan.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 32 percent in the First Quarter of Fiscal 2011 and in the First Quarter of Fiscal 2010. These rates have been kept consistently low through the Company’s use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. These tax credits are generally less favorable to the effective tax rate when pretax income increases.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

September 21, 2010

		Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$30,289	$7,845	$9,555	$5,073	$3,483	$2,471	$1,862
	Interest on Long-Term Debt (estimated)	3,851	1,405	1,027	666	408	217	128
	Rent Due under Capital Lease Obligations	2,186	344	200	93	93	93	1,363
1	Rent Due under Operating Leases	19,158	1,640	1,577	1,505	1,517	1,368	11,551
2	Unconditional Purchase Obligations	16,977	8,392	5,147	3,382	56	—	—
3	Other Long-Term Obligations	1,036	230	233	235	238	100	—
	Total Contractual Cash Obligations	$73,497	$19,856	$17,739	$10,954	$5,795	$4,249	$14,904

1	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property, if any. Does not include agreements that are cancellable without penalty.

3	Deferred compensation liability (undiscounted).

The working capital deficit was $19,095,000 as of September 21, 2010. The deficit was $18,152,000 as of June 1, 2010.

A financing package of unsecured credit facilities has been in place for many years with the same lending institution, which was amended and restated in October 2010 (2010 Loan Agreement). The 2010 Loan Agreement increased the amount available to be borrowed to finance construction to $15,000,000, up $14,000,000 from the $1,000,000 that had been remaining available from the previous renewal cycle. The 2010 Loan Agreement also renewed the $5,000,000 Revolving Loan, which provides financing to fund temporary working capital if needed (unused as of September 21, 2010). In addition, the 2010 Loan Agreement provides a new $10,000,000 Stock Repurchase Loan. All funds provided by these credit facilities are readily available to be borrowed through April 2012. The Company is in full compliance with the covenants contained in the 2010 Loan Agreement.

Operating Activities

Operating cash flows were $8,678,000 in the First Quarter of Fiscal 2011, which compares with $7,517,000 in the First Quarter of Fiscal 2010. The increase is primarily attributable to normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and prepaid, accrued and deferred income taxes, all of which can and do often fluctuate widely from quarter to quarter. The Small Business Jobs Act, federal tax legislation that was signed into law in September 2010, extended bonus depreciation through December 31, 2010, which had previously expired December 31, 2009. For tax purposes, bonus depreciation allows the Company to immediately write-off 50 percent of the cost of capital expenditures. The legislation allowed the Company to reduce its first quarter tax deposit by over $1,000,000, when compared to last year’s first quarter tax deposit.

Management measures cash flows from the operation of the business by simply adding to net earnings certain non-cash expenses such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of assets (if any), stock based compensation cost and pension costs in excess of plan contributions. The result of this approach is reflected as a sub-total in the consolidated statement of cash flows: $8,417,000 in the First Quarter of Fiscal 2011 and $8,047,000 in the First Quarter of Fiscal 2010.

Contributions to the two defined benefit pension plans sponsored by the Company are currently anticipated at a level of $1,600,000 in Fiscal 2011, including $50,000 that was contributed during the First Quarter of Fiscal 2011.

Investing Activities

Capital spending is the principal component of investing activities. Capital spending was $6,513,000 during the First Quarter of Fiscal 2011, which consisted of $6,163,000 for Big Boy restaurants and $350,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction, plus on-going reinvestments in existing restaurants, which included remodelings, routine equipment replacements and other maintenance capital outlays.

There were no proceeds from the disposition of real property during the First Quarter of Fiscal 2011 or the First Quarter of Fiscal 2010.

Financing Activities

Borrowing against credit lines amounted to $1,000,000 during the First Quarter of Fiscal 2011. Scheduled and other payments of long-term debt and capital lease obligations amounted to $2,082,000 during the First Quarter of Fiscal 2011. Borrowing is expected to exceed scheduled payments over the remainder of Fiscal 2011. Regular quarterly cash dividends paid to shareholders during the First Quarter of Fiscal 2011 totaled $658,000. In addition, the Board of Directors declared a $.15 per share dividend (two cents per share or 15 percent higher than the previous $.13 per share dividend) on September 8, 2010 that totaled $760,000 when it was paid on October 8, 2010. The Company expects to continue its 50 year practice of paying regular quarterly cash dividends.

During the First Quarter of Fiscal 2011, 63,478 shares of the Company’s common stock were re-issued pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $674,000. The President and Chief Executive Officer (CEO) acquired 61,478 of the shares that were re-issued from the Company’s treasury. As of September 21, 2010, 464,840 shares granted under the Company’s two stock option plans remain outstanding, including 366,007 fully vested shares at a weighted average exercise price per share of $22.70. The closing price of the Company’s stock on September 21, 2010 was $19.74. As of September 21, 2010, approximately 526,000 shares remained available to be granted under the 2003 Stock Option and Incentive Plan, which is net of 40,000 options that were granted to executive officers (excluding the CEO) in June 2010. On October 6, 2010, 12,036 shares of restricted stock were granted to non-employee members of the Board of Directors and an option to acquire 3,000 shares was granted to the CEO pursuant to the terms of his employment agreement.

The current stock repurchase program was authorized by the Board of Directors on January 6, 2010, which authorized the Company to repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two year period that will expire January 6, 2012. Since its inception, the Company has acquired 105,038 shares at a cost of $2,127,000, which includes 58,570 shares acquired during the First Quarter of Fiscal 2011 at a cost of $1,118,000.

Other Information

Two new Big Boy restaurants opened for business during the First Quarter of Fiscal 2011. Two Big Boy restaurant buildings were under construction as of September 21, 2010. The first one opened for business on October 11, 2010 and the second one is currently on schedule to open in December 2010. Construction of one other new Big Boy restaurant is currently scheduled to begin in March 2011, which will open in the following fiscal year. Four of these five restaurants are on land acquired in fee simple estate in Fiscal 2010. One of the restaurants that opened during the First Quarter of Fiscal 2011 was built on land that the Company leases. As of September 21, 2010, any contracts that existed to acquire sites for future development were cancellable at the Company’s sole discretion while due diligence is being pursued under the inspection period provisions of the contracts.

Including land and land improvements, the cash required to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether the new restaurant is constructed using plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its smaller adaptation, the 2010 building prototype (5,000 square feet with seating for 146 guests), which is used in smaller trade areas. The smaller 2010 building prototype was used to design all five new Big Boy restaurants discussed in the preceding paragraph.

Approximately one-fifth of the Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with newly constructed restaurants. The current average cost to renovate a typical older restaurant ranges from $140,000 to $160,000. Restaurants opened with the 2001 building prototype also receive updates when they reach five years of age, the cost of which currently approximates $120,000. The Fiscal 2011 remodeling budget for Big Boy restaurants is $2,100,000. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether an expansion of the dining room is warranted. A typical kitchen redesign costs approximately $125,000 while a dining room expansion can cost up to $750,000. One Big Boy restaurant is scheduled to receive a dining room expansion in Fiscal 2011.

Although the Company possesses development rights to open up to twelve more Golden Corrals through December 31, 2011, no further development is currently planned and there is no active search for sites on which to build. Three Golden Corral restaurant locations that were determined to have an impairment of long-lived assets at the end of Fiscal 2008 remained in operation as of September 21, 2010. Nine Golden Corral restaurants are scheduled to be renovated in Fiscal 2011. In addition, carpeting is typically replaced in each restaurant every two and a half years on average. The Fiscal 2011 remodeling budget, including carpeting costs, is approximately $1,675,000.

Although part of the Company’s strategic plan entails owning the land on which it builds new restaurants, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Seven of the 35 Golden Corral restaurants now in operation and four Big Boy restaurants opened since 2003 were built on leased land. As of September 21, 2010, 22 restaurants were in operation on non-owned premises, 21 of which are being accounted for as operating leases with one treated as a capital lease.

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

Self Insurance

The Company self-insures a significant portion of expected losses from its workers’ compensation program in the state of Ohio. The Company purchases coverage from an insurance company for individual claims in excess of $300,000. Reserves for claims expense include a provision for incurred but not reported claims. Each quarter, management reviews claims valued by its third party administrator (TPA) and then applies experience and judgment to determine the most probable future value of incurred claims. As the TPA submits additional new information, management reviews it in light of historical claims for similar injuries, probability of settlement, and any other facts that might provide guidance in determining ultimate value of individual claims. Unexpected changes in any of these or other factors could result in actual costs differing materially from initial projections or values currently carried in the self-insurance reserves.

Pension Plans

Pension plan accounting requires rate assumptions for future compensation increases and the long-term investment return on plan assets. A discount rate is also applied to the calculations of net periodic pension cost and projected benefit obligations. An informal committee consisting of executives from the Company’s Finance Department and the Human Resources Department, with guidance provided by an actuarial consulting firm, develops these assumptions each year. The consulting firm also provides services in calculating estimated future obligations and net periodic pension cost.

To determine the long-term rate of return on plan assets, the committee reviews the target asset allocation of plan assets and determines the expected return on each asset class. The expected returns for each asset class are combined and rounded to the nearest 25 basis points to determine the overall expected rate of return on assets. The committee determines the discount rate by looking at the projected future benefit payments and matching them to spot rates based on yields of high-grade corporate bonds. A single discount rate is selected and rounded to the nearest 25 basis points, which produces the same present value as the various spot rates.

Assets of the pension plans are targeted to be invested 70 percent in equity securities, as these investments have historically provided the greatest long-term returns. Poor performance in equity securities markets can significantly lower the market values of the plans’ investment portfolios, which, in turn, can result in a) material increases in future funding requirements, b) much higher net periodic pension costs to be recognized in future years, and c) the plans reaching underfunded status requiring the Company’s equity to be reduced.

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

ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISKS

The Company has no significant market risk exposure to interest rate changes as substantially all of its debt is currently financed with fixed interest rates, or will be converted to fixed rate term loans in the near term. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. Any cash equivalents maintained by the Company have original maturities of three months or less. The Company does not use foreign currency.

Operations in the Big Boy segment are vertically integrated, utilizing centralized purchasing and food preparation, provided through the Company’s commissary and food manufacturing plant. Management believes the commissary operation ensures uniform product quality and safety, timeliness of distribution to restaurants and creates efficiencies that ultimately result in lower food and supply costs. The commissary operation does not supply Golden Corral restaurants.

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

ITEM 4. CONTROLS and PROCEDURES

a) Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 21, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

b) Changes in Internal Control over Financial Reporting. There were no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act rules 240.13a-15 or 240.15d-15) during the fiscal quarter ended September 21, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various claims and suits that arise from time to time in the ordinary course of business. Management does not presently believe that the resolution of any claims currently outstanding will result in a material effect on the Company’s earnings, cash flows or financial position. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes that adequate provisions for losses have been included in the consolidated financial statements.

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

In addition to operating results, other factors can influence the volatility and price at which the Company’s common stock trades. The Company’s stock is thinly traded on the NYSE Amex market. Thinly traded stocks can be susceptible to sudden, rapid declines in price, especially when holders of large blocks of shares seek exit positions. Rebalancing of stock indices in which the Company’s shares may be placed can also influence the price of the Company’s stock.

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

Economic Factors

Economic recessions can negatively influence discretionary consumer spending in restaurants and result in lower customer counts, as consumers become more price conscious, tending to conserve their cash as unemployment and economic uncertainty mount. The effects of higher gasoline prices can also negatively affect discretionary consumer spending in restaurants. Increasing costs for energy affect profit margins in many other ways. Petroleum based material is often used to package certain products for distribution. In addition, suppliers may add surcharges for fuel to their invoices. The cost to transport products from the commissary to restaurant operations will rise with each increase in fuel prices. Higher costs for electricity and natural gas result in much higher costs to heat and cool restaurant facilities and to refrigerate and cook food.

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

Litigation and Negative Publicity

Employees, customers and other parties bring various claims against the Company from time to time. Defending such claims can distract the attention of senior level management away from the operation of the business. Legal proceedings can result in significant adverse effects to the Company’s financial condition, especially if other potentially responsible parties lack the financial wherewithal to satisfy a judgment against them or the Company’s insurance coverage proves to be inadequate. Also, see “Legal proceedings” elsewhere in Part II, Item 1of this Form 10-Q.

In addition, negative publicity associated with legal claims against the Company, whether or not such complaints are valid, could harm the Company’s reputation, which, in turn, could adversely affect operating results. The Company’s reputation and brand can also be harmed by operational problems experienced by other operators of Big Boy and Golden Corral restaurants, especially from issues relating to food safety. Other negative publicity such as that arising from rumor and innuendo spread though social internet media and other sources can create adverse effects on the Company’s results of operations.

Governmental and Other Rules and Regulations

Governmental and other rules and regulations can pose significant risks to the Company. Examples include:

•	General exposure to penalties or other costs associated with the potential for violations of numerous government regulations, including:

¡	immigration (I-9) and labor regulations regarding the employment of minors

¡	minimum wage and overtime requirements

¡	employment discrimination and sexual harassment

¡	health, sanitation and safety regulations

¡	facility issues, such as meeting the requirements of the Americans with Disabilities Act of 1990 or liabilities to remediate unknown environmental conditions

•	changes in existing environmental regulations that would significantly add to the Company’s costs

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety

•	climate change legislation that adversely affects the cost of energy

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements

•	compliance with recently enacted legislation to reform the U.S. health care system could adversely affect the Company’s health care costs

•

nutritional labeling on menus — compliance with recently enacted legislation requiring nutritional labeling on menus and the Company’s reliance on the accuracy on information obtained from third party suppliers

•	nutritional labeling on menus — potential effect on sales and profitability if customers’ buying habits change

•	legislation or court rulings that result in changes to tax codes that are adverse to the Company

•	changes in accounting standards imposed by governmental regulators or private governing bodies could adversely affect the Company’s financial position

•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly

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

In addition, security violations such as unauthorized access to information systems, including breaches on third party servers, could result in the loss of proprietary data. Should consumer privacy be compromised, consumer confidence may be lost, which could adversely affect sales and profitability.

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

(c) Issuer Purchases of Equity Securities

In January 2010, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two year time frame that expires January 6, 2012. The following table shows information pertaining to the Company’s repurchases of its common stock during the first quarter of fiscal year 2011, which ended September 21, 2010:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 2, 2010 to June 29, 2010	—	$—	—	—
June 30, 2010 to July 27, 2010	—	$—	—	—
July 28, 2010 to Aug. 24, 2010	3,001	$19.04	3,001	450,531
Aug. 25, 2010 to Sep. 21, 2010	55,569	$19.09	55,569	394,962

Total	58,570	$19.09	58,570	394,962

ITEM 3. DEFAULTS upon SENIOR SECURITIES

Not applicable.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Articles of Incorporation and Bylaws

3.1 Third Amended Articles of Incorporation, which was filed as Exhibit (3) (a) to the Registrant’s Form 10-K Annual Report for 1993, is incorporated herein by reference.

3.2 Amended and Restated Code of Regulations effective October 2, 2006, which was filed as Exhibit A to the Registrant’s Definitive Proxy Statement dated September 1, 2006, is incorporated herein by reference.

Material Contracts

10.1 Amended and Restated Loan Agreement between the Registrant and US Bank NA dated October 21, 2010, is filed herewith.

10.2 Agreement to Purchase Stock between the Registrant and Frisch West Chester, Inc. dated June 1, 1988, which was filed as Exhibit 10 (f) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10.3 Agreement to Purchase Stock between the Registrant and Frisch Hamilton West, Inc. dated February 19, 1988, which was filed as Exhibit 10 (g) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

Material Contracts — Compensatory Plans or Agreements

10.50 Employment Agreement between the Registrant and Craig F. Maier effective June 3, 2009, dated April 10, 2009, which was filed as Exhibit 10.16 to the Registrant’s Form 10-Q Quarterly Report for March 10, 2009, is incorporated herein by reference.

10.51 Frisch’s Executive Retirement Plan (SERP) effective June 1, 1994, which was filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference.

10.52 Amendment No. 1 to Frisch’s Executive Retirement Plan (SERP) (see Exhibit 10.51 above) effective January 1, 2000, which was filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference.

10.53 2003 Stock Option and Incentive Plan, which was filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference.

10.54 Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10.53 above) effective September 26, 2006, which was filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10.55 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.53 and 10.54 above) effective December 19, 2006, which was filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference.

10.56 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.53, 10.54 and 10.55 above) adopted October 7, 2008, which was filed as Exhibit 10.21 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.

10.57 Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.53, 10.54, 10.55 and 10.56 above), which was filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference.

10.58 Restricted Stock Agreement to be used for restricted stock granted to non-employee members of the Board of Directors under the Registrant’s 2003 Stock option and Incentive Plan (see Exhibits 10.53, 10.54, 10.55 and 10.56 above), is filed herewith.

10.59 Amended and Restated 1993 Stock Option Plan, which was filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference.

10.60 Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10.59 above) effective December 19, 2006, which was filed as Exhibit 99.1 to the registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference.

10.61 Employee Stock Option Plan, which was filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference.

10.62 Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, which was filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference.

10.63 First Amendment to Change of Control Agreement (see Exhibit 10.62 above) between the Registrant and Craig F. Maier dated March 17, 2006, which was filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference.

10.64 Second Amendment to Change of Control Agreement (see Exhibits 10.62 and 10.63 above) between the Registrant and Craig F. Maier dated October 7, 2008, which was filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated October 7, 2008, is incorporated herein by reference.

10.65 Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, which was filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Rinzy J. Nocero, Karen F. Maier, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley, Michael R. Everett, James I. Horwitz, William L. Harvey and certain other “highly compensated employees” (Grantors).

10.66 First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10.65 above), which was filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference.

10.67 Senior Executive Bonus Plan effective June 2, 2003, which was filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

10.68 Non-Qualified Deferred Compensation Plan, Basic Plan Document to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.69, 10.70 and 10.71), which was filed as Exhibit 10.32 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.

10.69 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Stock) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.68, 10.70 and 10.71), which was filed as Exhibit 10.33 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.

10.70 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Mutual Funds) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.68, 10.69 and 10.71), which was filed as Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.

10.71 Non-Qualified Deferred Compensation Plan, Adoption Agreement to Restate Frisch’s Executive Savings Plan (FESP) effective July 1, 2009 (also see Exhibits 10.68, 10.69 and 10.70), which was filed as Exhibit 10.36 to the Registrant’s Form 10-K Annual Report for 2009, is incorporated herein by reference.

Other Exhibits

14 Code of Ethics for Chief Executive Officer and Financial Professionals, which was filed as Exhibit 14 to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

15 Letter re: unaudited interim financial statements, is filed herewith.

31.1 Certification of Chief Executive Officer pursuant to rule 13a -14(a)/15d – 14(a), is filed herewith.

31.2 Certification of Chief Financial Officer pursuant to rule 13a - 14(a)/15d – 14(a), is filed herewith.

32.1 Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2 Section 1350 Certification of Chief Financial Officer is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC. (Registrant)
DATE October 15, 2010
BY /s/ Donald H. Walker Donald H. Walker Vice President and Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer