Form 10-Q
period 2010-12-14
FRISCHS RESTAURANTS INC
filed 2011-01-12
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 14, 2010

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

There were 5,031,916 shares outstanding of the issuer’s no par common stock, as of December 20, 2010.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Twenty-eight weeks ended		Twelve weeks ended
	December 14, 2010	December 15, 2009	December 14, 2010	December 15, 2009
Sales	$163,577,281	$156,880,688	$70,651,447	$67,898,586

Cost of sales
Food and paper	56,079,970	53,075,730	24,100,467	22,801,768
Payroll and related	54,382,405	52,485,072	23,617,302	22,780,472
Other operating costs	36,796,740	35,203,236	15,534,013	15,186,087

	147,259,115	140,764,038	63,251,782	60,768,327

Gross profit	16,318,166	16,116,650	7,399,665	7,130,259

Administrative and advertising	8,804,551	7,961,808	3,992,221	3,507,418
Franchise fees and other revenue	(695,635)	(688,374)	(296,372)	(296,115)

Operating profit	8,209,250	8,843,216	3,703,816	3,918,956

Interest expense	849,094	965,334	374,939	433,739

Earnings before income taxes	7,360,156	7,877,882	3,328,877	3,485,217

Income taxes	2,134,000	2,521,000	844,000	1,116,000

Net Earnings	$5,226,156	$5,356,882	$2,484,877	$2,369,217

Earnings per share (EPS) of common stock:

Basic net earnings per share	$1.03	$1.05	$.49	$.46

Diluted net earnings per share	$1.02	$1.03	$.49	$.46

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	December 14, 2010	June 1, 2010
	(unaudited)
Current Assets
Cash and equivalents	$340,557	$647,342
Trade and other receivables	1,410,055	1,533,799
Inventories	5,993,945	5,958,540
Prepaid expenses and sundry deposits	1,887,588	760,032
Prepaid and deferred income taxes	1,519,993	1,489,119

Total current assets	11,152,138	10,388,832

Property and Equipment
Land and improvements	81,281,610	77,458,187
Buildings	105,018,279	101,478,173
Equipment and fixtures	100,435,760	96,531,395
Leasehold improvements and buildings on leased land	24,777,651	23,267,910
Capitalized leases	2,330,279	2,158,899
Construction in progress	2,023,365	5,855,478

	315,866,944	306,750,042
Less accumulated depreciation and amortization	144,758,879	138,051,284

Net property and equipment	171,108,065	168,698,758

Other Assets
Goodwill	740,644	740,644
Other intangible assets	536,170	718,357
Investments in land	923,435	923,435
Property held for sale	3,345,376	2,758,998
Deferred income taxes	2,155,103	3,162,703
Other	2,089,725	1,860,919

Total other assets	9,790,453	10,165,056

Total assets	$192,050,656	$189,252,646

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 14, 2010	June 1, 2010
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,691,395	$7,517,765
Obligations under capitalized leases	224,965	240,893
Self insurance	698,328	528,220
Accounts payable	11,323,358	10,557,636
Accrued expenses	9,977,611	9,641,305
Income taxes	91,036	54,972

Total current liabilities	30,006,693	28,540,791

Long-Term Obligations
Long-term debt	22,139,634	23,795,046
Obligations under capitalized leases	1,062,071	994,151
Self insurance	1,158,002	1,040,778
Underfunded pension obligation	11,025,641	10,747,629
Deferred compensation and other	4,125,229	4,040,235

Total long-term obligations	39,510,577	40,617,839

Commitments

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,586,764 and 7,585,764 shares - stated value - $1	7,586,764	7,585,764
Additional contributed capital	65,292,790	65,222,878

	72,879,554	72,808,642

Accumulated other comprehensive loss	(7,427,530)	(7,856,427)
Retained earnings	92,754,944	89,701,652

	85,327,414	81,845,225

Less cost of treasury stock (2,554,848 and 2,525,174 shares)	(35,673,582)	(34,559,851)

Total shareholders’ equity	122,533,386	120,094,016

Total liabilities and shareholders’ equity	$192,050,656	$189,252,646

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Twenty-eight weeks ended December 14, 2010 and December 15, 2009

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at June 2, 2009	$7,582,347	$64,721,328	$(6,634,422)	$82,306,488	$(33,598,597)	$114,377,144

Net earnings for twenty-eight weeks	—	—	—	5,356,882	—	5,356,882
Other comprehensive income, net of tax	—	—	285,123	—	—	285,123
Stock options exercised - new shares issued	3,417	80,449	—	—	—	83,866
Stock options exercised - treasury shares re-issued	—	(3,480)	—	—	13,540	10,060
Other treasury shares re-issued	—	40,557	—	—	34,216	74,773
Compensation cost - stock options	—	174,239	—	—	—	174,239
Excess tax benefit from stock - based compensation	—	6,144	—	—	—	6,144
Employee stock purchase plan	—	9,836	—	—	—	9,836
Cash dividends - $.38 per share	—	—	—	(1,939,850)	—	(1,939,850)

Balance at December 15, 2009	7,585,764	65,029,073	(6,349,299)	85,723,520	(33,550,841)	118,438,217

Net earnings for twenty-four weeks	—	—	—	4,642,049	—	4,642,049
Other comprehensive loss, net of tax	—	—	(1,507,128)	—	—	(1,507,128)
Compensation cost - stock options	—	181,322	—	—	—	181,322
Treasury shares acquired	—	—	—	—	(1,009,010)	(1,009,010)
Employee stock purchase plan	—	12,483	—	—	—	12,483
Cash dividends - $.13 per share	—	—	—	(663,917)	—	(663,917)

Balance at June 1, 2010	7,585,764	65,222,878	(7,856,427)	89,701,652	(34,559,851)	120,094,016

Net earnings for twenty-eight weeks	—	—	—	5,226,156	—	5,226,156
Other comprehensive income, net of tax	—	—	428,897	—	—	428,897
Stock options exercised - new shares issued	1,000	9,375	—	—	—	10,375
Stock options exercised - treasury shares re-issued	—	(191,865)	—	—	855,444	663,579
Issuance of restricted stock - treasury shares re-issued	—	(166,338)	—	—	166,338	—
Excess tax benefit from stock - based compensation	—	208,223	—	—	—	208,223
Other treasury shares re-issued	—	16,308	—	—	34,237	50,545
Treasury shares acquired	—	—	—	—	(2,169,750)	(2,169,750)
Compensation cost - stock options	—	154,229	—	—	—	154,229
Compensation cost - restricted stock		36,923				36,923
Employee stock purchase plan	—	3,057	—	—	—	3,057
Cash dividends - $.43 per share	—	—	—	(2,172,864)	—	(2,172,864)

Balance at December 14, 2010	$7,586,764	$65,292,790	($7,427,530)	$92,754,944	($35,673,582)	$122,533,386

				Twenty-eight weeks ended December 14, 2010	Twenty-four weeks ended June 1, 2010	Twenty-eight weeks ended December 15, 2009
Comprehensive income:
Net earnings for the period				$5,226,156	$4,642,049	$5,356,882
Change in defined benefit pension plans, net of tax				428,897	(1,507,128)	285,123

Comprehensive income				$5,655,053	$3,134,921	$5,642,005

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Twenty-eight weeks ended December 14, 2010 and December 15, 2009

(unaudited)

	December 14, 2010	December 15, 2009
Cash flows provided by (used in) operating activities:
Net earnings	$5,226,156	$5,356,882
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	8,287,465	7,436,032
Loss on disposition of assets	82,292	117,360
Stock-based compensation expense	191,152	174,239
Net periodic pension cost	1,795,857	1,382,009
Contributions to pension plans	(850,000)	(775,000)

	14,732,922	13,691,522
Changes in assets and liabilities:
Accounts receivable	123,744	122,294
Inventories	(35,405)	812,092
Prepaid expenses and sundry deposits	(1,127,556)	(934,927)
Other assets	68,331	35,227
Prepaid, accrued and deferred income taxes	1,000,064	(548,154)
Excess tax benefit from stock-based compensation	(208,222)	(6,144)
Accounts payable	10,935	2,570,836
Accrued expenses	336,306	(2,304,660)
Self insured obligations	287,332	334,762
Deferred compensation and other liabilities	66,994	262,832

	522,523	344,158

Net cash provided by operating activities	15,255,445	14,035,680

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(11,232,604)	(11,548,046)
Proceeds from disposition of property	38,542	15,580
Change in other assets	(114,951)	(286,942)

Net cash (used in) investing activities	(11,309,013)	(11,819,408)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	2,500,000	4,000,000
Payment of long-term debt and capital lease obligations	(4,101,170)	(4,386,293)
Cash dividends paid	(1,418,077)	(1,275,931)
Proceeds from stock options exercised—new shares issued	10,375	83,866
Proceeds from stock options exercised—treasury shares re-issued	663,579	10,060
Excess tax benefit from stock-based compensation	208,223	6,144
Treasury shares acquired	(2,169,750)	—
Treasury shares re-issued	50,546	74,773
Employee stock purchase plan	3,057	9,836

Net cash (used in) financing activities	(4,253,217)	(1,477,545)

Net (decrease) increase in cash and equivalents	(306,785)	738,727
Cash and equivalents at beginning of year	647,342	898,779

Cash and equivalents at end of quarter	$340,557	$1,637,506

Supplemental disclosures:
Interest paid	$858,707	$943,688
Income taxes paid	1,136,471	3,126,354
Income tax refunds received	2,535	57,201
Dividends declared but not paid	754,787	663,919
Lease transactions capitalized	171,380	—

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE A — ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All 95 Big Boy restaurants operated by the Company as of December 14, 2010 are located in various regions of Ohio, Kentucky and Indiana. All 35 Golden Corral restaurants operated by the Company as of December 14, 2010 are located primarily in the greater metropolitan areas of Cincinnati, Columbus, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania.

The Company owns the trademark “Frisch’s” and has exclusive, irrevocable ownership of the rights to the “Big Boy” trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. All of the Frisch’s Big Boy restaurants also offer “drive-thru” service. The Company currently licenses 25 Big Boy restaurants to other operators, which are located in certain parts of Ohio, Kentucky and Indiana. In addition, the Company operates a commissary and food manufacturing plant near its headquarters in Cincinnati, Ohio that services all Big Boy restaurants operated by the Company, and is available to supply restaurants licensed to others.

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

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The first quarter of each fiscal year contains sixteen weeks, while the last three quarters each normally contain twelve weeks. Every fifth or sixth year, the additional week needed to make a 53 week year is added to the fourth quarter, resulting in a thirteen week fourth quarter. The current fiscal year will end on Tuesday, May 31, 2011 (fiscal year 2011), a period of 52 weeks. The year that ended June 1, 2010 (fiscal year 2010) was also a 52 week year.

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

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Funds in transit from credit card processors are classified as cash. Highly liquid investments with original maturities of three months or less are considered as cash equivalents.

Receivables

Trade and other accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of December 14, 2010 and June 1, 2010. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next twelve months. No new restaurant buildings were under construction as of December 14, 2010. The cost of two tracts of land for Big Boy development is included in construction in progress as of December 14, 2010, as near term construction is expected. A third site is ready for near term development on land that has been leased by the Company. The Company was under contract at December 14, 2010 to acquire one additional site for future Big Boy development.

Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $60,000 and $32,000 respectively, for the 28 weeks ended December 14, 2010 and December 15, 2009, and was $16,000 and zero respectively, in the twelve weeks ended December 14, 2010 and December 15, 2009.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

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

No impairment losses were recognized during either the 28 weeks ended December 14, 2010 or December 15, 2009, or during the twelve week periods ended December 14, 2010 and December 15, 2009.

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

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of December 14, 2010 and June 1, 2010, the carrying amount of goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE A — ACCOUNTING POLICIES (CONTINUED)

An analysis of other intangible assets follows:

	December 14, 2010	June 1, 2010
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,280	$1,280
Less accumulated amortization	(711)	(665)

Carrying amount of Golden Corral initial franchise fees subject to amortization	569	615
Current portion of Golden Corral initial franchise fees subject to amortization	(85)	(85)
Golden Corral initial fees not yet subject to amortization	—	135

Golden Corral — total intangible assets	484	665
Other intangible assets subject to amortization — net	18	19
Other intangible assets not yet subject to amortization	34	34

Total other intangible assets	$536	$718

An initial franchise fee of $40,000 was paid for each Golden Corral restaurant that the Company opened. As finite useful lives are subject to amortization, the initial fee began amortizing when each restaurant opened, computed using the straight-line method over the 15 year term of each individual restaurant’s franchise agreement, which equated to $2,667 per year per restaurant. Amortization was $46,000 in each of the 28 week periods ended December 14, 2010 and December 15, 2009 and was $20,000 in each of the twelve weeks ended December 14, 2010 and December 15, 2009. The fees will continue to amortize as scheduled below:

(in thousands)
Annual period ending December 14, 2011	$85
2012	85
2013	85
2014	82
2015	71
Subsequent to 2015	161

$569

Over the years, the Company had paid an additional $135,000 in initial franchise fees for future development of Golden Corral restaurants. In exchange for payment of these fees, the Company was granted development rights to open up to twelve more Golden Corral restaurants through December 31, 2011. Because the Company has no further plans to develop new Golden Corral restaurants, $135,000 was written off during the twelve week period ended December 14, 2010.

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

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE A — ACCOUNTING POLICIES (CONTINUED)

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

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to other operating costs as incurred:

	28 weeks ended		12 weeks ended
	Dec. 14, 2010	Dec. 15, 2009	Dec. 14, 2010	Dec. 15, 2009
	(in thousands)
Big Boy	$916	$226	$368	$212
Golden Corral	—	—	—	—

	$916	$226	$368	$212

Benefit Plans

The Company maintains two qualified defined benefit pension plans: the Pension Plan for Operating Unit Hourly Employees (the Hourly Pension Plan) and the Pension Plan for Managers, Office and Commissary Employees (the Salaried Pension Plan). (See Note E — Pension Plans). Both plans have been amended to comply with the Pension Protection Act of 2006 (PPA) and the Heroes Earnings Assistance and Relief Tax Act of 2008 (HEART Act), and have been further amended for technical corrections promulgated by the Worker, Retiree, and Employer Recovery Act of 2008 (WRERA) and guidance on the HEART Act provided by the Internal Revenue Service.

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

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE A — ACCOUNTING POLICIES (CONTINUED)

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Self-Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance liabilities as deemed appropriate based on claims experience, which continues to benefit from active claims management and post accident drug testing. Below is a summary of (increases) to the self-insurance liabilities that were (charged against) earnings:

28 weeks ended		12 weeks ended
Dec. 15, 2010	Dec. 15, 2009	Dec. 14, 2010	Dec. 15, 2009
(in thousands)
$(187)	$(539)	$(94)	$(330)

Income Taxes

Income taxes are provided on all items included in the consolidated statement of earnings regardless of when such items are reported for tax purposes, which gives rise to deferred income tax assets and liabilities. The provision for income taxes in all periods presented has been computed based on management’s estimate of the effective tax rate for the entire year. It was lowered to 29 percent in the quarter ended December 14, 2010, from 32 percent reported in the previous quarter, primarily from the effect of graduated tax rates in certain jurisdictions. The change resulted in an effective tax rate of 25.4 percent for the twelve weeks ended December 14, 2010. The effective tax rate was estimated at 32 percent throughout the 28 week period in the prior year, which ended December 15, 2009.

The Internal Revenue Service (IRS) has completed its examination of the Company’s tax return for the year ending June 2, 2009 (fiscal year 2009). The examination resulted in no changes.

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

Subsequent Events

The Company evaluated all transactions that occurred after December 14, 2010 through the date the financial statements contained herein were issued. The evaluation determined that no material recognizable subsequent events had occurred.

New Accounting Pronouncements

The Company reviewed all significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE B — LONG-TERM DEBT

	December 14, 2010		June 1, 2010
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
		(in thousands)
Construction Loan —
Construction Phase	$—	$2,500	$—	$6,000
Term Loans	6,707	17,653	6,550	15,312

Revolving Loan	—	—	—	—

Stock Repurchase Loan
Draw Phase	—	—
Term Loans	—	—

2009 Term Loan	984	1,987	968	2,483

	$7,691	$22,140	$7,518	$23,795

The portion payable after one year matures as follows:

	December 14, 2010	June 1, 2010
	(in thousands)
Annual period ending in 2012	$9,167	$12,254
2013	4,913	5,027
2014	3,510	3,400
2015	2,501	2,052
2016	1,252	1,034
Subsequent to 2016	797	28

	$22,140	$23,795

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

The Construction Loan is an unsecured draw credit line intended to finance construction and opening and/or the refurbishing of restaurant operations. The 2010 Loan Agreement increased the amount available to be borrowed from $1,000,000 to $15,000,000. As of December 14, 2010, the amount available to be borrowed had been reduced to $13,500,000, which reflects the sum of $1,500,000 borrowed in October 2010.

The Construction Loan is subject to an unused commitment fee equal to 0.25 percent of the amount available to be borrowed. Funds borrowed are initially governed as a Construction Phase loan on an interest-only basis. Interest is calculated with a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Prepayment of principal without penalty is permitted at the end of any rate period.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE B — LONG TERM DEBT (CONTINUED)

Within six months, the balance outstanding under each loan in the Construction Phase must be converted to a Term Loan, with an amortization period of not less than seven nor more than twelve years as chosen by the Company. For funds borrowed between September 2007 and September 2010, any Term Loan converted with an initial amortization period of less than twelve years, a one-time option, without penalty or premium, is available during the chosen term to extend the amortization period up to a total of twelve years. Outstanding balances of loans initiated prior to September 2007 had to be converted with an amortization period not to exceed seven years. Upon conversion to an amortizing Term Loan, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

Prepayments of the Term Loans initiated prior to September 2009 are permissible upon payment of sizeable prepayment fees and other amounts. For Term Loans initiated after September 2009, the Company has the option at the time of conversion to include a small breakfunding premium over the otherwise applicable fixed rate in exchange for the right to prepay in whole or in part at any time without incurring a prepayment fee. After September 2010, the breakfunding premium included at conversion is also necessary in order to extend the amortization period up to twelve years without incurring additional costs.

As of December 14, 2010, the aggregate outstanding balance under the Construction Loan was $26,859,000, which consisted of $24,359,000 in Term Loans and $2,500,000 in the Construction Phase awaiting conversion. Since the inception of the Construction Loan (including prior loan agreements), seventeen of the Term Loans ($39,500,000 out of $90,500,000 in original notes) had been retired as of December 14, 2010. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 5.52 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $739,000, expiring in various periods ranging from January 2011 through September 2017.

The $2,500,000 in the Construction Phase as of December 14, 2010 was borrowed under two separate draws ($1,000,000 in September 2010 and $1,500,000 in October 2010), both of which are currently subject to variable interest rates of 1.85 percent or lower. If the 2010 Loan Agreement is not renewed by April 2012, any outstanding amount in the Construction Phase that has not been converted into a Term Loan shall mature and be payable in full at that time.

The Revolving Loan provides an unsecured credit line that allows for borrowing of up to $5,000,000 to fund temporary working capital needs. Amounts repaid may be re-borrowed so long as the amount outstanding does not at any time exceed $5,000,000. The Revolving Loan, none of which was outstanding as of December 14, 2010, will mature and be payable in full in April 2012, unless it is renewed sooner. It is subject to a 30 consecutive day out-of-debt period each fiscal year. Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is subject to a 0.25 percent unused commitment fee.

The Stock Repurchase Loan (zero outstanding as of December 14, 2010) is an unsecured draw credit line intended to finance repurchases of the Company’s common stock, under which up to $10,000,000 may be borrowed. Amounts drawn are on an interest-only basis for six months (Draw Phase). Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Prepayment of principal, without penalty, is permitted at the end of any rate period during the Draw Phase. The balance outstanding must be converted semi-annually to a Term Loan amortized over seven years. The Stock Repurchase Loan is not subject to an unused commitment fee.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE B — LONG TERM DEBT (CONTINUED)

The 2010 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of December 14, 2010. The 2010 Loan Agreement does not require compensating balances.

The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at December 14, 2010 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
Term Loans under the Construction Loan	$24,360,000	$25,371,000

The final payment on a separate term loan (2007 Term Loan — a $3,000,000 bullet loan prior to March 15, 2007) was made March 15, 2010. It had required 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate and was secured by mortgages that encumbered the real property of two Golden Corral restaurants. None of the Company’s real property is currently encumbered by mortgages.

NOTE C — LEASED PROPERTY

Although the Company’s policy is to own the property on which it operates restaurants, the Company occupies certain of its restaurants pursuant to lease agreements. As of December 14, 2010, 22 restaurants were in operation on non-owned premises, of which 21 were classified as operating leases and one was a capital lease. Most of the operating leases are for fifteen or twenty years and contain multiple five year renewal options. Seven of the operating leases are for Golden Corral operations. Big Boy restaurants are operated under the terms of fourteen operating leases and one capital lease. In addition, an operating lease is in place for land on which construction of a Big Boy restaurant is scheduled to begin in May 2011.

Office space is occupied under an operating lease that expires during fiscal year 2013, with renewal options available through fiscal year 2023. A purchase option is available in 2023 to acquire the office property in fee simple estate.

Rent expense under operating leases (including certain month-to-month arrangements for five Big Boy restaurant facilities until they were acquired from the landlord in September 2009):

	28 weeks ended		12 weeks ended
	Dec. 14, 2010	Dec. 15, 2009	Dec. 14, 2010	Dec. 15, 2009
		(in thousands)
Minimum rentals	$916	$1,080	$397	$395
Contingent payments	—	10	—	—

	$916	$1,090	$397	$395

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

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

	Asset balances at
	December 14, 2010	June 1, 2010
	(in thousands)
Restaurant property (land)	$825	$825

Delivery and other equipment	1,505	1,334
Less accumulated amortization	(1,107)	(995)

	$1,223	$1,164

Future minimum lease payments under capitalized leases and operating leases are summarized below:

Annual period ending December 14,	Capitalized leases	Operating leases
	(in thousands)
2011	$313	$1,708
2012	166	1,643
2013	93	1,618
2014	93	1,612
2015	93	1,431
2016 to 2027	1,340	12,869

Total	2,098	$20,881

Amount representing interest	(811)

Present value of obligations	1,287

Portion due within one-year	(225)

Long-term obligations	$1,062

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

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

The Plan provides that the total number of shares of common stock covered by options plus the number of stock appreciation rights granted to any one individual may not exceed 80,000 during any fiscal year. Additionally, no more than 80,000 shares of common stock may be issued in payment of performance awards denominated in shares, and no more than $1,000,000 in cash (or fair market value, if paid in shares) may be paid pursuant to performance awards denominated in dollars, granted to any one individual during any fiscal year if the awards are intended to qualify as performance based compensation. Employees of the Company and non-employee members of the Board of Directors are eligible to be selected to participate in the Plan. Participation is based on selection by the Committee. Although there is no limitation on the number of participants in the Plan, approximately 40 persons have historically participated. However, the Committee limited stock options granted in June 2010 (40,000) to ten executive officers of the Company (not including the President and Chief Executive Officer).

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE D — CAPITAL STOCK (CONTINUED)

As of December 14, 2010, options to purchase 333,250 shares had been cumulatively granted under the Plan, including 26,000 that belong to the President and Chief Executive Officer (CEO). The outstanding options belonging to the CEO that were granted before October 2009 (20,000) vested six months from the date of the grant. Options granted to the CEO pursuant to the terms of his employment agreement (3,000 respectively in October 2009 and October 2010) vest one year from the date of grant. Outstanding options granted to other key employees vest in three equal annual installments, while outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

There were 262,004 options outstanding as of December 14, 2010.

Beginning in October 2010, the Committee determined that restricted stock awards be granted to the non-employee members of the Board of Directors in lieu of granting automatic annual stock options. On October 6, 2010, each non-employee director was granted a restricted stock award, equivalent to $40,000 in shares of the Company’s common stock. Based upon the closing price of the Company’s common stock on October 6, 2010, the total number of shares granted amounted to 12,036, an award of 2,006 shares issued to each non-employee director. The shares were issued from the Company’s treasury and will vest in full on the first anniversary of the grant date. Full voting and dividend rights are provided prior to vesting. The stock certificates issued in the names of the non-employee directors are being held by the Company until the shares vest. Vested shares must be held until board service ends, except that enough shares may be sold to satisfy tax obligations attributable to the grant.

A summary of shares available for use under the 2003 Incentive Plan, as of December 14, 2010:

Original authorization	800,000
Options granted to date	(333,250)
Options forfeited to date (re-available)	56,834
Restricted stock issued to date	(12,036)

Available for use	511,548

No other awards — stock appreciation rights, unrestricted stock award or performance award - have been granted under the 2003 Stock Option and Incentive Plan as of December 14, 2010.

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

Options to purchase 556,228 shares were cumulatively granted under the 1993 Stock Option Plan and the Amended Plan before granting authority expired October 4, 2008. As of December 14, 2010, 204,836 shares granted remain outstanding, including 150,000 that belong to the CEO.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE D — CAPITAL STOCK (CONTINUED)

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of December 14, 2010:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	503,069	$21.64
Granted	43,000	$20.51
Exercised	(63,478)	$10.62
Forfeited or expired	(15,751)	$25.26

Outstanding at end of quarter	466,840	$22.91	4.95	years	$527

Exercisable at end of quarter	386,007	$22.84	4.11	years	$516

The intrinsic value of stock options exercised during the 28 weeks ended December 14, 2010 and December 15, 2009 was $612,000 and $36,000, respectively. Options exercised during the 28 weeks ended December 14, 2010 included 61,478 by the CEO, the intrinsic value of which amounted to $595,000.

Stock options outstanding and exercisable as of December 14, 2010 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$13.43 to $13.00	49,167	$13.80	0.56 years
$18.01 to $24.20	212,085	$20.59	4.93 years
$24.21 to $31.40	205,588	$27.49	6.02 years

$13.43 to $31.40	466,840	$22.91	4.95 years

Exercisable:
$13.43 to $13.00	49,167	$13.80	0.56 years
$18.01 to $24.20	162,585	$20.49	3.61 years
$24.21 to $31.40	174,255	$27.58	5.57 years

$13.43 to $31.40	386,007	$22.84	4.11 years

Restricted Stock

The changes in restricted stock issued under the 2003 Stock Option and Incentive Plan are shown below as of December 14, 2010:

	No. of shares	Weighted average price per share
Non-vested at beginning of year	—	—
Granted	12,036	$19.94
Released	—	—
Forfeited	—	—

Non-vested at end of quarter	12,036	$19.94

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE D — CAPITAL STOCK (CONTINUED)

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock measured at 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of October 31, 2010 (latest available data), 154,676 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of October 31, 2010, the custodian held 42,431 shares on behalf of employees.

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A — Accounting Policies) when it was established in 1993. As of December 14, 2010, 39,249 shares remained in the FESP reserve, including 10,918 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of December 14, 2010, the Company’s treasury held 2,554,848 shares of the Company’s common stock. Most of the shares were acquired through a modified “Dutch Auction” self-tender offer in 1997, and in a series of intermittent repurchase programs that began in 1998.

The current repurchase program was authorized by the Board of Directors on January 6, 2010, under which the Company may repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two year period that will expire January 6, 2012. Since its inception, the Company has acquired 153,157 shares at a cost of $3,179,000, of which 106,689 shares were acquired since the beginning of the current fiscal year at a cost of $2,170,000, including 48,119 shares that were acquired during the second quarter at a cost of $1,052,000.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

			Stock equivalents
	Basic earnings per share			Diluted earnings per share
28 weeks ended:	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
December 14, 2010	5,083,344	$1.03	28,411	5,111,755	$1.02
December 15, 2009	5,104,443	$1.05	106,996	5,211,439	$1.03

Stock options to purchase 294,000 shares during the twenty-eight weeks ended December 14, 2010 and 162,000 shares during the twenty-eight weeks ended December 15, 2009 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE D — CAPITAL STOCK (CONTINUED)

12 weeks ended:
December 14, 2010	5,069,161	$0.49	28,964	5,098,125	$0.49
December 15, 2009	5,107,058	$0.46	88,972	5,196,030	$0.46

Stock options to purchase 254,000 shares during the twelve weeks ended December 14, 2010 and 198,000 shares during the twelve weeks ended December 15, 2009 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Share-Based Payment (Compensation Cost)

The fair value of stock options granted and restricted stock issued is recognized as compensation cost in the consolidated statement of earnings (charged to administrative and advertising expense) on a straight-line basis over the vesting periods of the awards:

	28 weeks ended		12 weeks ended
	Dec. 14, 2010	Dec. 15, 2009	Dec. 14, 2010	Dec. 15, 2009
	(in thousands)
Stock Options Granted
Charged to compensation cost	$155	$175	$60	$94
Tax benefit	(53)	(60)	(20)	(32)

Compensation cost, net of tax	$102	$115	$40	$62

Restricted Stock Issued
Charged to compensation cost	$37		$37
Tax benefit	(13)		(13)

Compensation cost, net of tax	$24		$24

Total share-based compensation cost, net of tax	$126	$115	$64	$62

Effect on basic earnings per share	$.02	$.02	$.01	$.01

Effect on diluted earnings per share	$.02	$.02	$.01	$.01

As of December 14, 2010, there was $426,000 of total unrecognized pretax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.97 years. Unrecognized pretax compensation cost related to restricted stock amounted to $203,000 as of December 14, 2010, which is expected to be recognized over a weighted average period 0.84 years.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE D — CAPITAL STOCK (CONTINUED)

The fair value of each stock option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, developed with the following assumptions:

	28 weeks ended		12 weeks ended
	Dec. 14, 2010	Dec. 15, 2009	Dec. 14, 2010	Dec. 15, 2009
Weighted average fair value of options	$5.40	$7.88	$4.94	$7.32

Dividend yield	2.5% - 3.0%	1.9% - 2.0%	3.0%	2.0%
Expected volatility	30% - 32%	32%	30%	32%
Risk free interest rate	1.8% - 2.7%	2.8% - 3.3%	1.8%	2.8%
Expected lives	6 years	6 years	6 years	6 years

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

Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in Note D — Capital Stock). Compensation costs related to the Employee Stock Purchase Plan, determined at the end of each semi-annual offering period — October 31 and April 30, amounted to $23,000 and $28,000 respectively, during the 28 weeks ended December 14, 2010 and December 15, 2009.

NOTE E — PENSION PLANS

As discussed more fully under Benefit Plans in Note A – Accounting Policies, the Company sponsors two qualified defined benefit plans (DB Plans) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for all three retirement plans is shown below:

	28 weeks ended		12 weeks ended
Net periodic pension cost components	Dec. 14, 2010	Dec. 15, 2009	Dec. 14, 2010	Dec. 15, 2009
	(in thousands)
Service cost	$1,037	$816	$445	$350
Interest cost	1,019	981	437	420
Expected return on plan assets	(910)	(847)	(390)	(363)
Amortization of prior service cost	4	5	1	2
Recognized net actuarial loss	479	288	205	123
Settlement loss	167	90	72	39
Curtailment cost	—	49	—	—

Net periodic pension cost	$1,796	$1,382	$770	$571

Weighted average discount rate	5.50%	6.50%	5.50%	6.50%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted average expected long-term rate of return on plan assets	7.50%	8.00%	7.50%	8.00%

Net periodic pension cost for fiscal year 2011 is currently expected in the range of $3,300,000 to $3,400,000. Net periodic pension cost in fiscal year 2010 was $2,818,000. Most of the expected increase is attributable to lowering the discount rate from 6.5 percent to 5.5 percent, which has added approximately $500,000 to pension cost in fiscal year 2011. Another $100,000 is included in the increased pension costs in fiscal year 2011 because of lowering the long-term rate of return on plan assets from 8.0 percent to 7.5 percent.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE E — PENSION PLANS (CONTINUED)

Contributions to the DB Plans for fiscal year 2011 are currently anticipated at a level of $1,600,000, which includes $850,000 that had been contributed through December 14, 2010. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon retirement of the participants.

Future funding of the DB Plans largely depends upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Although the market for equity securities made a significant rebound in fiscal year 2010, which has continued into fiscal year 2011, the market declines experienced in fiscal year 2009 continue to adversely affect funding, and will likely require the continued recognition of significantly higher net periodic pension costs than had been incurred prior to the market declines in fiscal year 2009.

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

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A — Accounting Policies) was $275,000 and $134,000 respectively, during the 28 weeks ended December 14, 2010 and December 15, 2009, and was $118,000 and $58,000 respectively, for the twelve weeks ended December 14, 2010 and December 15, 2009. Contributions of $384,000 and $317,000 were respectively made to the Plan in December 2010 and December 2009. In addition, the President and Chief Executive Officer (CEO) has an employment agreement that calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the Non-Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In the 28 weeks ended December 14, 2010 and December 15, 2009, matching contributions to the 401(k) plans amounted to $123,000 and $90,000 respectively, and were $55,000 and $40,000 respectively, during the twelve weeks ended December 14, 2010 and December 15, 2009. Matching contributions to FESP were $16,000 during each of the 28 week periods ended December 14, 2010 and December 15, 2009, and were $6,000 in each of the twelve week periods ended December 14, 2010 and December 15, 2009.

The Company does not sponsor post retirement health care benefits.

NOTE F — COMPREHENSIVE INCOME

	28 weeks ended		12 weeks ended
	Dec. 14, 2010	Dec. 15, 2009	Dec. 14, 2010	Dec. 15, 2009
		(in thousands)
Net earnings	$5,226	$5,357	$2,485	$2,369
Amortization of amounts included in net periodic pension cost	650	432	278	164
Tax effect	(221)	(147)	(94)	(56)

Comprehensive income	$5,655	$5,642	$2,669	$2,477

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE G — SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	28 weeks ended		12 weeks ended
	Dec. 14, 2010	Dec. 15, 2009	Dec. 14, 2010	Dec. 15, 2009
	(in thousands)
Sales
Big Boy	$108,733	$103,732	$48,727	$46,279
Golden Corral	54,844	53,149	21,924	21,620

	$163,577	$156,881	$70,651	$67,899

Earnings before income taxes
Big Boy	$11,780	$11,105	$5,841	$5,560
Opening expense	(916)	(226)	(368)	(212)

Total Big Boy	10,864	10,879	5,473	5,348

Golden Corral	1,427	1,583	185	192
Opening expense	—	—	—	—

Total Golden Corral	1,427	1,583	185	192

Total restaurant level profit	12,291	12,462	5,658	5,540

Administrative expense	(4,777)	(4,307)	(2,251)	(1,917)
Franchise fees and other revenue	695	688	297	296

Operating profit	8,209	8,843	3,704	3,919

Interest expense	(849)	(965)	(375)	(434)

Earnings before income taxes	$7,360	$7,878	$3,329	$3,485

Depreciation and amortization
Big Boy	$5,213	$4,456	$2,422	$1,937
Golden Corral	3,074	2,980	1,304	1,278

	$8,287	$7,436	$3,726	$3,215

Capital expenditures
Big Boy	$10,654	$9,933	$4,491	$3,049
Golden Corral	579	1,615	228	990

	$11,233	$11,548	$4,719	$4,039

	As of
	Dec. 14, 2010	June 1, 2010
Identifiable assets
Big Boy	$122,246	$116,486
Golden Corral	69,805	72,767

	$192,051	$189,253

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE H — COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $9,569,000, $4,739,000 and $2,291,000 respectively, for the annual periods ending December 14, 2011, 2012 and 2013. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

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

Outstanding letters of credit maintained by the Company totaled $126,500 as of December 14, 2010.

As of December 14, 2010, the Company operated 22 restaurants on non-owned properties. (See Note C – Leased Properties.) Two of the leases provide for contingent rental payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

These three restaurants are operated by the Company (not consolidated herein) and they pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $2,711,000 and $2,684,000 respectively, during the 28 weeks ended December 14, 2010 and December 15, 2009, and was $1,219,000 and $1,206,000 respectively, during the twelve weeks ended December 14, 2010 and December 15, 2009. The amount owed to the Company from these restaurants was $44,000 and $85,000 respectively, as of December 14, 2010 and June 1, 2010. Amounts due are generally settled within 28 days of billing.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2011, Ended December 14, 2010

NOTE I — RELATED PARTY TRANSACTIONS (CONTINUED)

All related party transactions described above were effected on substantially similar terms as transactions with persons or entities having no relationship with the Company.

The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next ten years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company until her death in September 2009, commenced in March 2005. On March 1, 2010, the monthly payment was increased to $19,006 from $18,753 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation to Mrs. Maier’s Estate, approximating $680,000, is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation, approximating $184,000, is included in current liabilities in the consolidated balance sheet.

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

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (Company) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet style “Golden Corral” restaurants. As of December 14, 2010, 95 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

The Company’s Second Quarter of Fiscal 2011 consists of the twelve weeks ended December 14, 2010. It compares with the twelve weeks ended December 15, 2009, which constituted the Second Quarter of Fiscal 2010. The First Half of Fiscal 2011 consists of the 28 weeks ended December 14, 2010, and compares with the 28 weeks ended December 15, 2009, which constituted the First Half of Fiscal 2010. The first half of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains 28 weeks, whereas the second half of the year normally contains only 24 weeks. The upcoming twelve-week third quarter in particular can be a disproportionately smaller share of annual revenue and earnings because it spans most of the winter season from mid December through early March. Winter storms can adversely affect results of operations, which are particularly vulnerable if severe winter weather should develop over a prolonged period. References to Fiscal 2011 refer to the 52 week year that will end on May 31, 2011. References to Fiscal 2010 refer to the 52 week year that ended June 1, 2010.

Net earnings for the Second Quarter of Fiscal 2011 were $2,485,000, or diluted earnings per share (EPS) of $0.49, which compares with $2,369,000, or diluted EPS of $0.46 in the Second Quarter of Fiscal 2010. The improvement in net earnings was the result of management’s estimate of the effective tax rate for Fiscal 2011 being lowered to 29 percent in the Second Quarter of Fiscal 2011, from 32 percent as reported in the previous quarter. The change yielded an effective rate of 25.4 percent for the Second Quarter of Fiscal 2011. The effective tax rate was 32 percent in the Second Quarter of Fiscal 2010.

In addition to higher net earnings, the improvement in diluted EPS was aided by almost 98,000 fewer shares being included in the calculation of diluted weighted average shares outstanding for the Second Quarter of Fiscal 2011, as compared with the Second Quarter of Fiscal 2010.

Factors having a noteworthy effect on pretax earnings when comparing the Second Quarter of Fiscal 2011 ($3,329,000) with the Second Quarter of Fiscal 2010 ($3,485,000):

•	Consolidated restaurant sales increased $2,752,000

-	Total Big Boy sales increased $2,448,000, primarily the result of more restaurants in operation

-	Big Boy same store sales decreased 1.1 percent

-	Golden Corral same store sales increased 1.4 percent

•	As a percentage of sales, food costs increased to 34.1 percent from 33.6 percent

•	As a percentage of sales, payroll and related costs decreased to 33.4 percent from 33.5 percent

•	New store opening costs (all for Big Boy) were $156,000 higher

•	Self-insurance reserve adjustment - $94,000 was charged against earnings in the Second Quarter of Fiscal 2011 vs. $330,000 charged against earnings in the Second Quarter of Fiscal 2010

Net earnings for the First Half of Fiscal 2011 were $5,226,000, or diluted EPS of $1.02, which compares with $5,357,000, or diluted EPS of $1.03 in the First Half of Fiscal 2010. The effective tax rate used for the First Half of Fiscal 2011 was 29 percent. It was 32 percent throughout the First Half of Fiscal 2010. Diluted EPS for the First Half of Fiscal 2011 includes $0.02 resulting from there being approximately 100,000 fewer shares included in the calculation of diluted weighted average shares outstanding for the First Half of Fiscal 2011, as compared with the First Half of Fiscal 2010.

Factors having a noteworthy effect on pretax earnings when comparing the First Half of Fiscal 2011 ($7,360,000) with the First Half of Fiscal 2010 ($7,878,000):

•	Consolidated restaurant sales increased $6,697,000

-	Total Big Boy sales increased $5,001,000, primarily the result of more restaurants in operation

-	Big Boy same store sales decreased 1.0 percent

-	Golden Corral same store sales increased 3.2 percent

•	As a percentage of sales, food costs increased to 34.3 percent from 33.8 percent

•	As a percentage of sales, payroll and related costs decreased to 33.2 percent from 33.5 percent

•	New store opening costs (all for Big Boy) were $690,000 higher

•	Self-insurance reserve adjustment - $187,000 was charged against earnings in the First Half of Fiscal 2011 vs. $539,000 charged against earnings in the First Half of Fiscal 2010

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

	Second Quarter		First Half
	Dec. 14, 2010	Dec. 15, 2009	Dec. 14, 2010	Dec. 15, 2009
	(in thousands)
Big Boy restaurant sales	$46,381	$44,038	$103,382	$98,555
Wholesale sales to licensees	2,120	2,000	4,853	4,672
Other wholesale sales	226	241	498	505

Total Big Boy Sales	48,727	46,279	108,733	103,732
Golden Corral sales	21,924	21,620	54,844	53,149

Consolidated restaurant sales	$70,651	$67,899	$163,577	$156,881

The Company operated 95 Big Boy restaurants as of December 14, 2010. The count of 95 includes the following openings and closings since the beginning of Fiscal 2010 (June 2009), when 88 Big Boy restaurants were in operation:

•	September 2009 — closed original unit in Lawrenceburg, Indiana (Cincinnati market)

•	September 2009 — replacement unit opened in Lawrenceburg, Indiana (Cincinnati market) — no sales interruption

•	November 2009 — new unit opened near Hamilton, Ohio (Cincinnati market)

•	April 2010 — new unit opened in Independence, Kentucky (Cincinnati market)

•	May 2010 — new unit opened in Shepherdsville, Kentucky (Louisville market)

•	July 2010 — new unit opened in Louisville, Kentucky

•	August 2010 — new unit opened in Beavercreek, Ohio (Dayton market)

•	October 2010 — new unit opened in Elizabethtown, Kentucky (Louisville market)

•	December 2010 — new unit opened in Heath, Ohio (Columbus market)

No new Big Boy restaurants were under construction as of December 14, 2010. Two sites in the Cincinnati market are currently being prepared for construction during the spring of 2011. The two new restaurants should open during the summer of 2011 (fiscal 2012). Construction on a third site should be underway by the summer 2011, to be opened for business in the autumn of 2011.

Big Boy sales shown in the above table include a same store sales decrease of 1.1 percent in the Second Quarter of Fiscal 2011 (on a customer count decrease of 2.4 percent) and a decrease of 1.0 percent in the First Half of Fiscal 2011 (on a 2.5 percent decrease in customer counts). The Big Boy same store sales comparisons include three menu price increases, each averaging an increase of 1.0 percent, implemented respectively in September 2009, February 2010 and September 2010. Another increase is currently planned for February 2011.

Golden Corral sales shown in the above table include a same store sales increase of 1.4 percent in the Second Quarter of Fiscal 2011 (on a customer count decrease of 1.7 percent) and an increase of 3.2 percent in the First Half of Fiscal 2011 (on a 1.3 percent increase in customer counts). The Golden Corral same store sales comparisons include average menu price increases of 0.5 percent implemented in February 2010 and 1.3 percent that went into effect in September 2010. The Company currently operates 35 Golden Corral restaurants, all of which are included in the same store sales comparison. The Company has no plans for further development of Golden Corral restaurants.

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

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	Second Quarter		First Half
	Dec. 14, 2010	Dec. 15, 2009	Dec. 14, 2010	Dec. 15, 2009
	(in thousands)
Big Boy gross profit	$6,648	$6,467	$13,483	$13,379
Golden Corral gross profit	752	664	2,835	2,738

Total gross profit	$7,400	$7,131	$16,318	$16,117

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows, which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	Second Quarter						First Half
	12 weeks 12/14/10			12 weeks 12/15/09			28 weeks 12/14/10			28 weeks 12/15/09
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Food and Paper	34.1	32.3	38.2	33.6	31.8	37.3	34.3	32.4	38.0	33.8	32.1	37.2

Payroll and Related	33.4	34.9	30.1	33.5	35.3	29.7	33.2	35.4	29.0	33.5	35.6	29.3

Other Operating Costs (including opening costs)	22.0	19.1	28.3	22.4	18.9	29.9	22.5	19.8	27.9	22.4	19.4	28.4

Gross Profit	10.5	13.7	3.4	10.5	14.0	3.1	10.0	12.4	5.1	10.3	12.9	5.1

Higher food prices have been experienced throughout the First Half of Fiscal 2011, especially for commodities such as beef, pork and poultry. Food costs began rising during the last half of Fiscal 2010, after a period of food cost deflation that first emerged during the last half of Fiscal 2009. Elevated prices are expected to continue well into 2011 and most indications are that prices for ground beef will rise sharply into the new year. Although the Company does not use financial instruments as a hedge against changes in commodity pricing, purchase contracts for some commodities may contain provisions that limit the price the Company will pay. Food and paper cost percentages in the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept, and because steak is featured daily on the buffet line.

Food safety poses a major risk to the Company. Management rigorously emphasizes and enforces established food safety policies in all of the Company’s restaurants and in its commissary and food manufacturing plant. Te ensure continued safety, management initiated an assessment of its food handling, processing and storage practices that are used at the commissary and food manufacturing plant. Completed near the end of October 2010, the assessment concluded that key safety practices that are in place are very well established and functioning properly. The assessment also noted certain opportunities for improvement, all of which are currently being addressed thus providing a solid foundation for ultimate compliance with the federal Food Safety Modernization Act that was signed into law in January 2011. The timeline for compliance with the menu labeling provisions of the federal Patient Protection and Affordable Care Act (enacted March 2010) will not be known until the Food and Drug Administration publishes proposed regulations, which it has until March 2011 to do so.

Payroll and related costs have benefited from the federal Hiring Incentives to Restore Employment Act of 2010 (HIRE Act enacted March 2010) under which the Company has not had to pay the employer’s share of social security (FICA) taxes on certain recently hired employees. FICA credits under the HIRE Act amounted to $269,000 during the First Half of Fiscal 2011, of which $160,000 occurred in the Second Quarter of Fiscal 2011.

Notwithstanding the improvements in payroll and related costs as shown in the above table, operating margins continue to be adversely affected by mandated increases in the minimum wage.

•

In Ohio, where more than two-thirds of the Company’s payroll costs are incurred, the minimum wage for non-tipped employees was increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was increased to $7.00 per hour on January 1, 2008 and to $7.30 per hour on January 1, 2009. While there was no increase on January 1, 2010, non-tipped employees began receiving a minimum of $7.40 per hour on January 1, 2011.

•

The Ohio minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was increased to $3.50 per hour on January 1, 2008 and to $3.65 per hour on January 1, 2009. While there was no increase on January 1, 2010, tipped employees began receiving a minimum of $3.70 per hour on January 1, 2011.

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

The effects of paying the required higher hourly rates of pay have been effectively countered through the combination of higher menu prices charged to customers and reductions in the number of scheduled labor hours. Without the benefit of further reductions in scheduled labor hours, the January 2011 increase in the Ohio minimum wage will add an estimated $140,000 to annual payroll costs in Ohio restaurants.

Despite the savings that come from reductions in hours worked and higher menu prices charged to customers, other factors add to payroll and related costs. These factors include higher costs associated with benefit programs offered by the Company, including significant increases in medical insurance premiums and pension related costs.

Medical insurance premiums totaled $9,900,000 for the plan year that ended December 31, 2010, an increase of 5.4 percent over the plan year ended December 31, 2009, and 21.2 percent higher than the plan year ended December 31, 2008. The Company typically absorbs 78 to 80 percent of the cost, with employees contributing the remainder. Premium cost is currently projected to be at least five percent higher in the 2011 calendar year, approaching a level of $10,400,000. Management is closely monitoring health care reform legislation (the federal Patient Protection and Affordable Care Act, enacted March 2010) and its potential effects upon the Company, as the Health and Human Services Department and other federal agencies release their regulations.

Net periodic pension cost was $770,000 and $571,000 respectively, in the Second Quarter of Fiscal 2011 and the Second Quarter of Fiscal 2010. Net periodic pension cost was $1,796,000 and $1,382,000 respectively, in the First Half of Fiscal 2011 and the First Half of Fiscal 2010. Net periodic pension cost for Fiscal 2011 is currently expected to be in the range of $3,300,000 to $3,400,000. The final total for Fiscal 2010 was $2,818,000. The increase over Fiscal 2010 is primarily due to lowering actuarial assumptions used in Fiscal 2011. The discount rate was lowered from 6.5 percent to 5.5 percent (an annual increase of approximately $500,000) and the expected return on plan assets was lowered from 8.0 percent to 7.5 percent (an annual increase of approximately $100,000). Net periodic pension costs for all periods presented in this MD&A are much higher than historical levels. The higher costs continue to be driven by significant market losses in equity securities in Fiscal 2009, which greatly lowered the fair value of plan assets in the pension trusts. The loss is amortized through pension cost and it created a lower credit for the expected return on plan assets that flows through pension cost.

Pension accounting standards require the overfunded or underfunded status of defined benefit pension plans to be recognized as an asset or liability in the Company’s consolidated balance sheet. The underfunded status as of December 14, 2010 was $11,026,000, measured as the excess of projected benefit obligations over plan assets at fair value. Significant reductions in the Company’s equity, net of tax, were required over the last two fiscal years to establish the underfunded pension obligation. The reductions in equity were effected through charges to “Accumulated other comprehensive loss.”

Payroll and related costs are also affected by adjustments that result each quarter when management performs a comprehensive review of the Company’s self-insured Ohio workers’ compensation program and adjusts its reserves as deemed appropriate based on claims experience. Increases to the self-insured reserves result in charges to payroll and related costs, while decreases to the reserves result in credits to payroll and related costs. Charges to payroll and related costs were $94,000 and $330,000 respectively, during the Second Quarter of Fiscal 2011 and the Second Quarter of Fiscal 2010. For the First Half of Fiscal 2011, $187,000 was charged to payroll and related costs, while $539,000 was charged in the First Half of Fiscal 2010.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; plus costs relating to field supervision, accounting and payroll preparation costs, franchise fees for Golden Corral restaurants, new restaurant opening costs and many other restaurant operating expenses. Opening costs (all for Big Boy) were $368,000 and $212,000 respectively, during the Second Quarter of Fiscal 2011 and the Second Quarter of Fiscal 2010. For the First Half of Fiscal 2011, opening costs (all for Big Boy) were $916,000. Opening costs were $226,000 (all for Big Boy) in the First Half of Fiscal 2010. As most of the other typical expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store sales levels. Other operating costs for the Golden Corral segment are a much higher percentage of sales than Big Boy because the physical facility of a Golden Corral restaurant is almost twice as large as a Big Boy restaurant and Golden Corral sales volumes have generally remained well below management’s original long-term expectations for the concept.

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

Administrative and advertising expense increased $485,000 and $843,000 respectively, in the Second Quarter of Fiscal 2011 and the First Half of Fiscal 2011 when compared with comparable periods a year ago. Most of the increases are attributable to higher advertising expense associated with higher sales levels. In addition, $135,000 was charged to administrative expense in the Second Quarter of Fiscal 2011 to write-off multiple deposits for Golden Corral development rights, as no further Golden Corral restaurants will be developed. Stock based compensation cost included in administrative and advertising expense was $97,000 during the Second Quarter of Fiscal 2011 and was $94,000 during the Second Quarter of Fiscal 2010. For the First Half of Fiscal 2011, stock based compensation cost was $192,000 versus $175,000 in the First Half of Fiscal 2010.

Revenue from franchise fees is based on sales volumes generated by Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of December 14, 2010, 25 Big Boy restaurants were licensed to other operators and paying franchise fees to the Company, no change from a year ago. Other revenue includes certain other fees earned from restaurants licensed to others along with minor amounts of rent and investment income.

There were no sales of real property during the First Half of Fiscal 2011 or the First Half of Fiscal 2010. No charges for impairment of assets were recorded during either the First Half of Fiscal 2011 or the First Half of Fiscal 2010.

Interest Expense

Interest expense decreased $59,000 and $116,000 respectively, in the Second Quarter of Fiscal 2011 and the First Half of Fiscal 2011 when compared with comparable periods a year ago. The decreases are mostly the result of lower debt levels than a year ago along with a lower weighted average interest rate on fixed rate financing.

Income Tax Expense

The estimated annual effective tax rate was lowered to 29 percent in the Second Quarter of Fiscal 2011, from 32 percent reported in the previous quarter. The change resulted in an effective tax rate of 25.4 percent for the Second Quarter of Fiscal 2011. It was 32 percent throughout the First Half of 2010. These rates have been kept consistently low through the Company’s use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. These credits are generally more favorable to the effective tax rate when pretax earnings decrease. In addition, an Internal Revenue Service (IRS) Change in Accounting Method is expected to result in much lower taxable income in Fiscal 2011, which in turn has lowered the graduated federal tax rate.

LIQUIDITY and CAPITAL RESOURCES

Sources of Funds

Food sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all sales to restaurant customers are received in currency or are settled by debit or credit cards. The primary source of cash provided by operating activities is net earnings plus depreciation and impairment of assets (if any). Other sources of cash may include borrowing against credit lines, proceeds received when stock options are exercised and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion), capital stock repurchases and dividends.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

December 14, 2010

		Payments due by period (in thousands)
		Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
	Long-Term Debt	$29,831	$7,691	$9,167	$4,913	$3,510	$2,501	$2,049
	Interest on Long-Term Debt (estimated)	3,607	1,342	961	621	373	195	115
	Rent due under Capital Lease Obligations	2,098	313	166	93	93	93	1,340
1	Rent due under Operating Leases	20,881	1,708	1,643	1,618	1,612	1,431	12,869
2	Unconditional Purchase Obligations	17,234	10,204	4,739	2,291	—	—	—
3	Other Long-Term Obligations	979	231	233	236	239	40	—
	Total Contractual Cash Obligations	$74,630	$21,489	$16,909	$9,772	$5,827	$4,260	$16,373

1	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property, if any. Does not include agreements that are cancellable without penalty.

3	Deferred compensation liability (undiscounted).

The working capital deficit was $18,855,000 as of December 14, 2010. It was $18,152,000 as of June 1, 2010.

A financing package of unsecured credit facilities has been in place for many years with the same lending institution, which was amended and restated in October 2010 (2010 Loan Agreement). The 2010 Loan Agreement increased the amount available to be borrowed on the Construction Loan to $15,000,000, up $14,000,000 from the $1,000,000 that had been remaining available from the previous renewal cycle. As of December 14, 2010, $13,500,000 remained available to be borrowed.

The 2010 Loan Agreement also renewed the $5,000,000 Revolving Loan, which provides financing to fund temporary working capital if needed (unused as of December 14, 2010). In addition, the 2010 Loan Agreement provides a new $10,000,000 Stock Repurchase Loan (unused as of December 14, 2010). All funds provided by these credit facilities are readily available to be borrowed through April 2012. The Company is in full compliance with the covenants contained in the 2010 Loan Agreement.

Operating Activities

Operating cash flows were $15,255,000 in the First Half of Fiscal 2011, which compares with $14,036,000 in the First Half of Fiscal 2010. The change is primarily attributable to normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and do fluctuate widely from quarter to quarter.

The Small Business Jobs Act of 2010, federal legislation that was signed into law in September 2010, extended bonus depreciation through December 31, 2010, which had previously expired December 31, 2009. The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, federal legislation that was signed into law in December 2010, extended bonus depreciation through December 31, 2011. The combined effect of the two pieces of legislation allows the Company to immediately write-off 50 percent of the cost of certain capital expenditures from January 1, 2010 through September 7, 2010, with 100 percent of capital spending costs from September 8, 2010 through December 31, 2011 to be immediately written-off. The legislation, together with an IRS Change in Accounting Method, has allowed the Company to reduce its first two tax deposits for Fiscal 2011 by over $2,000,000 when compared with the same periods last year.

Management measures cash flows from the operation of the business by simply adding to net earnings certain non-cash expenses such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of assets (if any), stock based compensation cost and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $14,733,000 in the First Half of Fiscal 2011 and $13,691,000 in the First Half of Fiscal 2010.

Contributions to the two defined benefit pensions plans sponsored by the Company are currently anticipated at a level of $1,600,000 in Fiscal 2011, including $850,000 that was contributed during the First half of Fiscal 2011.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $11,233,000 during the First Half of Fiscal 2011, which compares with $11,548,000 in the First Half of Fiscal 2010. This year’s capital spending includes $10,130,000 for Big Boy restaurants and $580,000 for Golden Corral restaurants. These capital expenditures consisted of new restaurant construction, plus on-going reinvestments in existing restaurants, which included remodelings, routine equipment replacements and other maintenance capital outlays.

There were no proceeds from the disposition of real property during the First Half of Fiscal 2011 or the First Half of Fiscal 2010.

Financing Activities

Borrowing against credit lines amounted to $2,500,000 during the First Half of Fiscal 2011, including $1,500,000 borrowed on the Construction Loan during the Second Quarter of Fiscal 2011. Scheduled and other payments of long-term debt and capital lease obligations amounted to $4,101,000 during the First Half of Fiscal 2011. Two quarterly cash dividends were paid to shareholders during the First Half of Fiscal 2011, which amounted to $1,418,000 or $0.28 per share. In addition, a $0.15 per share dividend was declared but not paid as of December 14, 2010. Its payment of $755,000 on January 10, 2011 was the 200th consecutive quarterly dividend paid by the Company. The Company expects to continue its 50 year practice of paying regular quarterly cash dividends.

During the First Half of Fiscal 2011, options to purchase 63,478 shares of the Company’s common stock were exercised, 61,478 of which were exercised by the President and Chief Executive Officer (CEO). The issuance (or re-issuance from the Company’s treasury) of 63,478 shares of the Company’s common stock yielded proceeds to the Company of approximately $674,000. No stock options were exercised during the Second Quarter of Fiscal 2011.

During the First Half of Fiscal 2011, options to purchase 40,000 shares of the Company’s common stock were granted (June 2010) to executive officers (excluding the CEO) and 3,000 option shares were granted to the CEO (October 2010) pursuant to the terms of his employment agreement. As of December 14, 2010, 466,840 shares granted under the Company’s stock option plans remain outstanding, including 386,007 fully vested shares at a weighted average exercise price per share of $22.84. The closing price of the Company’s stock on December 14, 2010 was $20.75.

In lieu of granting an automatic annual option to purchase stock, 12,036 shares of restricted stock were awarded in October 2010 to non-employee members (2,006 shares each) of the Board of Directors. The shares were re-issued from the Company’s treasury and will vest in full on the first anniversary of the grant date. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service ends.

The current stock repurchase program was authorized by the Board of Directors on January 6, 2010, which authorized the Company to repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two year period that will expire January 6, 2012. Since its inception, 153,157 shares have been repurchased at a cost of $3,179,000, of which 106,689 shares were acquired during the First Half of Fiscal 2011 at a cost of $2,170,000, including 48,119 shares acquired during the Second Quarter of Fiscal 2011 at a cost of $1,052,000.

Other Information

Four new Big Boy restaurants opened for business during the First Half of Fiscal 2011. Three of the four restaurants were constructed on land acquired in fee simple estate during Fiscal 2010. The fourth one was built on land that is occupied pursuant to the terms of a capital lease. Two new Big Boy restaurants should be under construction before the end of Fiscal 2011, with openings scheduled during the summer of 2011 (Fiscal 2012), one on land acquired in fee simple estate and the other on land occupied pursuant to the terms of an operating lease. Two other sites owned in fee simple estate are in the pipeline for future construction plans, including one that was acquired shortly after the quarter ended December 14, 2010. Any other contracts that existed as of December 14, 2010 to acquire sites for future development were cancellable at the Company’s sole discretion pursuant to the due diligence and inspection period provisions of the respective contracts.

Including land and land improvements, the cost required to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether the new restaurant is constructed using plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its recently adapted smaller version, the 2010 building prototype (5,000 square feet with seating for 146 guests), which is used in smaller trade areas. The 2010 building prototype plan was used to construct all four Big Boy restaurants that opened during the First Half of Fiscal 2011. The 2001 building prototype plan will be used for the two restaurants scheduled to open during the summer of 2011.

Approximately one-fifth of the Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with newly constructed restaurants. The current average cost to renovate a typical older restaurant ranges from $140,000 to $160,000. Restaurants opened since 2001 also receive updates when they reach five years of age, the cost of which currently approximates $120,000. The Fiscal 2011 remodeling budget for Big Boy restaurants is $2,100,000. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether an expansion of the dining room is warranted. A typical kitchen redesign costs approximately $125,000 while a dining room expansion can cost up to $750,000. One Big Boy restaurant is scheduled to receive a dining room expansion in June 2011.

Nine Golden Corrals are scheduled to be renovated during the second half of Fiscal 2011. In addition, carpeting is typically replaced in each restaurant every two and a half years on average. The Fiscal 2011 remodeling budget, including carpeting costs, is approximately $2,900,000.

The Company possesses development rights to open up to twelve more Golden Corrals by December 31, 2011. Several years ago, the Company had paid $135,000 in initial franchise fees to acquire these rights. Because management has now determined that no further Golden Corral restaurants will be developed, $135,000 was written-off during the Second Quarter of Fiscal 2011. Three Golden Corral restaurant locations that were determined to have an impairment of long-lived assets at the end of Fiscal 2008 remained in operation as of December 14, 2010.

Although part of the Company’s strategic plan entails owning the land on which it builds new restaurants, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Seven of the 35 Golden Corral restaurants and four Big Boy restaurants that have opened since 2003 were built on leased land. As of December 14, 2010, 22 restaurants were in operation on non-owned premises, 21 of which are being accounted for as operating leases with one treated as a capital lease. In addition, an operating lease is in place for land on which construction of a Big Boy restaurant is scheduled to begin in May 2011.

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

Self Insurance

The Company self-insures a significant portion of expected losses from its workers’ compensation program in the state of Ohio. The Company purchases coverage from an insurance company for individual claims in excess of $300,000. Reserves for claims expense include a provision for incurred but not reported claims. Each quarter, management reviews claims valued by the third party administrator (TPA) of the program and then applies experience and judgment to determine the most probable future value of incurred claims. As the TPA submits additional new information, management reviews it in light of historical claims for similar injuries, probability of settlement, and any other facts that might provide guidance in determining ultimate value of individual claims. Unexpected changes in any of these or other factors could result in actual costs differing materially from initial projections or values presently carried in the self-insurance reserves.

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

ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISKS

The Company has no significant market risk exposure to interest rate changes as substantially all of its debt is currently financed with fixed interest rates, or will be converted to fixed rate term loans in the next six months. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. Any cash equivalents maintained by the Company have original maturities of three months or less. The Company does not use foreign currency.

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

ITEM 4. CONTROLS and PROCEDURES

a) Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 14, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

b) Changes in Internal Control over Financial Reporting. There were no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 240.13a-15 or 240.15d-15) during the fiscal quarter ended December 14, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Governmental and Other Rules and Regulations

Governmental and other rules and regulations can pose significant risks to the Company. Examples include:

•	general exposure to penalties or other costs associated with the potential for violations of numerous governmental regulations, including:

¡	immigration (I-9) and labor regulations regarding the employment of minors

¡	minimum wage and overtime requirements

¡	employment discrimination and sexual harassment

¡	health, sanitation and safety regulations

¡	facility issues, such as meeting the requirements of the Americans with Disabilities Act of 1990 or liabilities to remediate unknown environmental conditions

•	changes in existing environmental regulations that would significantly add to the Company’s costs

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety

•	climate legislation that adversely affects the cost of energy

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements

•	compliance with recently enacted legislation to reform the U.S. health care system could adversely affect the Company’s health care costs

•

nutritional labeling on menus — compliance with recently enacted legislation requiring nutritional labeling on menus and the Company’s reliance on the accuracy of information obtained from third party suppliers.

•	nutritional labeling on menus — potential effect on sales and profitability if customers’ menu ordering habits change.

•	legislation or court rulings that result in changes to tax codes that are adverse to the Company

•	changes in accounting standards imposed by governmental regulators or private governing bodies could adversely affect the Company’s financial position

•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly

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

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

(c) Issuer Purchases of Equity Securities

In January 2010, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two-year time frame that expires in January 6, 2012. The following table shows information pertaining to the Company’s repurchases of its common stock during the second quarter of fiscal year 2011, which ended December 14, 2010:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Sep. 22, 2010 to Oct. 19, 2010	3,620	$19.78	3,620	391,342
Oct. 20, 2010 to Nov. 16, 2010	13,345	$21.74	13,345	377,997
Nov. 17, 2010 to Dec. 14, 2010	31,154	$22.14	31,154	346,843

Total	48,119	$21.85	48,119	346,843

ITEM 3. DEFAULTS upon SENIOR SECURITIES

Not applicable

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

Material Contracts

10.1 Amended and Restated Loan Agreement between the Registrant and US Bank NA dated October 21, 2010, which was filed as Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for September 21, 2010, is incorporated herein by reference.

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

10.58 Restricted Stock Agreement to be used for restricted stock granted to non-employee members of the Board of Directors under the Registrant’s 2003 Stock option and Incentive Plan (see Exhibits 10.53, 10.54, 10.55 and 10.56 above), which was filed as Exhibit 10.58 to the Registrant’s Form 10-Q Quarterly Report for September 21, 2010, is incorporated herein by reference.

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
DATE January 7, 2011
BY /s/ Donald H. Walker
Donald H. Walker
Vice President and Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer