Form 10-Q
period 2011-03-08
FRISCHS RESTAURANTS INC
filed 2011-04-06
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED MARCH 8, 2011

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

The total number of shares outstanding of the issuer’s no par common stock, as of March 21, 2011 was: 4,937,629

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	Forty weeks ended		Twelve weeks ended
	March 8, 2011	March 9, 2010	March 8, 2011	March 9, 2010
Sales	$231,067,733	$221,753,296	$67,490,452	$64,872,608

Cost of sales
Food and paper	79,607,930	75,170,285	23,527,960	22,094,555
Payroll and related	77,224,245	74,322,609	22,841,840	21,837,537
Other operating costs	51,552,685	49,588,410	14,755,945	14,385,174

	208,384,860	199,081,304	61,125,745	58,317,266

Gross profit	22,682,873	22,671,992	6,364,707	6,555,342

Administrative and advertising	12,487,369	11,433,789	3,682,818	3,471,981
Franchise fees and other revenue	(1,004,996)	(970,749)	(309,361)	(282,375)

Operating profit	11,200,500	12,208,952	2,991,250	3,365,736

Interest expense	1,227,025	1,355,360	377,931	390,026

Earnings before income taxes	9,973,475	10,853,592	2,613,319	2,975,710

Income taxes	2,892,000	3,473,000	758,000	952,000

Net Earnings	$7,081,475	$7,380,592	$1,855,319	$2,023,710

Earnings per share (EPS) of common stock:

Basic net earnings per share	$1.40	$1.45	$.37	$.40

Diluted net earnings per share	$1.39	$1.42	$.37	$.39

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	March 8, 2011	June 1, 2010
	(unaudited)
Current Assets
Cash and equivalents	$4,261,981	$647,342
Trade and other accounts receivable	1,671,307	1,533,799
Inventories	6,240,867	5,958,540
Prepaid expenses, sundry deposits and other	1,875,073	760,032
Prepaid and deferred income taxes	1,603,257	1,489,119

Total current assets	15,652,485	10,388,832

Property and Equipment
Land and improvements	81,407,954	77,458,187
Buildings	104,631,610	101,478,173
Equipment and fixtures	101,015,437	96,531,395
Leasehold improvements and buildings on leased land	24,704,494	23,267,910
Capitalized leases	2,330,279	2,158,899
Construction in progress	3,973,821	5,855,478

	318,063,595	306,750,042
Less accumulated depreciation and amortization	147,371,134	138,051,284

Net property and equipment	170,692,461	168,698,758

Other Assets
Goodwill	740,644	740,644
Other intangible assets	515,948	718,357
Investments in land	923,435	923,435
Property held for sale	2,921,818	2,758,998
Deferred income taxes	1,333,147	3,162,703
Other long term assets	2,258,177	1,860,919

Total other assets	8,693,169	10,165,056

Total assets	$195,038,115	$189,252,646

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 8, 2011	June 1, 2010
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,413,028	$7,517,765
Obligations under capitalized leases	197,885	240,893
Self insurance	761,725	528,220
Accounts payable	11,902,754	10,557,636
Accrued expenses	10,306,879	9,641,305
Income taxes	175,150	54,972

Total current liabilities	30,757,421	28,540,791

Long-Term Obligations
Long-term debt	22,823,099	23,795,046
Obligations under capitalized leases	1,026,991	994,151
Self insurance	1,124,242	1,040,778
Underfunded pension obligation	11,502,451	10,747,629
Deferred compensation and other	4,258,533	4,040,235

Total long-term obligations	40,735,316	40,617,839

Commitments

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,586,764 and 7,585,764 shares - stated value - $1	7,586,764	7,585,764
Additional contributed capital	65,407,675	65,222,878

	72,994,439	72,808,642

Accumulated other comprehensive loss	(7,243,716)	(7,856,427)
Retained earnings	93,858,198	89,701,652

	86,614,482	81,845,225

Less cost of treasury stock (2,572,991 and 2,525,174 shares)	(36,063,543)	(34,559,851)

Total shareholders’ equity	123,545,378	120,094,016

Total liabilities and shareholders’ equity	$195,038,115	$189,252,646

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Forty weeks ended March 8, 2011 and March 9, 2010

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at June 2, 2009	$7,582,347	$64,721,328	$(6,634,422)	$82,306,488	$(33,598,597)	$114,377,144

Net earnings for 40 weeks	—	—	—	7,380,592	—	7,380,592
Other comprehensive income, net of tax	—	—	393,386	—	—	393,386
Stock options exercised - new shares issued	3,417	80,449	—	—	—	83,866
Stock options exercised - treasury shares re-issued	—	(3,480)	—	—	13,540	10,060
Excess tax benefit from stock - based compensation	—	6,144	—	—	—	6,144
Compensation cost - stock options	—	266,803	—	—	—	266,803
Other treasury shares re-issued	—	40,557	—	—	34,216	74,773
Employee stock purchase plan	—	9,836	—	—	—	9,836
Cash dividends - $0.51 per share	—	—	—	(2,603,767)	—	(2,603,767)

Balance at March 9, 2010	7,585,764	65,121,637	(6,241,036)	87,083,313	(33,550,841)	119,998,837
Net earnings for 12 weeks	—	—	—	2,618,339	—	2,618,339
Other comprehensive loss, net of tax	—	—	(1,615,391)	—	—	(1,615,391)
Compensation cost - stock options	—	88,758	—	—	—	88,758
Employee stock purchase plan	—	12,483	—	—	—	12,483
Treasury shares acquired	—	—	—	—	(1,009,010)	(1,009,010)

Balance at June 1, 2010	7,585,764	65,222,878	(7,856,427)	89,701,652	(34,559,851)	120,094,016
Net earnings for 40 weeks	—	—	—	7,081,475	—	7,081,475

Other comprehensive income, net of tax	—	—	612,711	—	—	612,711
Stock options exercised - new shares issued	1,000	9,375	—	—	—	10,375
Stock options exercised - treasury shares re-issued	—	(191,865)	—	—	855,444	663,579
Issuance of restricted stock - treasury shares re-issued	—	(166,338)	—	—	166,338	—
Excess tax benefit from stock - based compensation	—	208,223	—	—	—	208,223
Other treasury shares re-issued	—	16,308	—	—	34,237	50,545
Treasury shares acquired	—	—	—	—	(2,559,711)	(2,559,711)
Compensation cost - stock options	—	213,730	—	—	—	213,730
Compensation cost - restricted stock	—	92,307	—	—	—	92,307
Employee stock purchase plan	—	3,057	—	—	—	3,057
Cash dividends - $0.58 per share	—	—	—	(2,924,929)	—	(2,924,929)

Balance at March 8, 2011	$7,586,764	$65,407,675	$(7,243,716)	$93,858,198	$(36,063,543)	$123,545,378

				Forty weeks ended March 8, 2011	Twelve weeks ended June 1, 2010	Forty weeks ended March 9, 2010
Comprehensive income:
Net earnings for the period				$7,081,475	$2,618,339	$7,380,592
Change in defined benefit pension plans, net of tax				612,711	(1,615,391)	393,386

Comprehensive income (loss)				$7,694,186	$1,002,948	$7,773,978

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Forty weeks ended March 8, 2011 and March 9, 2010

(unaudited)

	March 8, 2011	March 9, 2010
Cash flows provided by (used in) operating activities:
Net earnings	$7,081,475	$7,380,592
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	11,925,141	10,712,045
Loss on disposition of assets	123,546	154,640
Stock-based compensation expense	306,037	266,803
Net periodic pension cost	2,565,510	1,953,191
Contributions to pension plans	(850,000)	(775,000)

	21,151,709	19,692,271
Changes in assets and liabilities:
Accounts receivable	(137,508)	(175,911)
Inventories	(282,327)	10,662
Prepaid expenses and sundry deposits	(1,115,041)	(397,381)
Other assets	514,395	(43,396)
Prepaid, accrued and deferred income taxes	1,728,178	(1,117,300)
Excess tax benefit from stock-based compensation	(208,223)	(6,144)
Accounts payable	593,052	2,952,692
Accrued expenses	665,575	(2,372,273)
Self insured obligations	316,969	376,322
Deferred compensation and other liabilities	185,962	325,888

	2,261,032	(446,841)

Net cash provided by operating activities	23,412,741	19,245,430

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(14,504,871)	(17,053,999)
Proceeds from disposition of property	47,297	20,701
Change in other assets	(285,500)	(403,172)

Net cash (used in) investing activities	(14,743,074)	(17,436,470)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	5,000,000	8,000,000
Payment of long-term debt and capital lease obligations	(6,258,232)	(6,531,771)
Cash dividends paid	(2,172,864)	(1,939,849)
Proceeds from stock options exercised—new shares issued	10,375	83,866
Proceeds from stock options exercised—treasury shares re-issued	663,579	10,060
Excess tax benefit from stock-based compensation	208,223	6,144
Treasury shares acquired	(2,559,711)	—
Treasury shares re-issued	50,545	74,773
Employee stock purchase plan	3,057	9,836

Net cash (used in) financing activities	(5,055,028)	(286,941)

Net increase in cash and equivalents	3,614,639	1,522,019
Cash and equivalents at beginning of year	647,342	898,779

Cash and equivalents at end of quarter	$4,261,981	$2,420,798

Supplemental disclosures:
Interest paid	$1,262,922	$1,392,355
Income taxes paid	1,166,357	4,647,500
Income taxes refunds received	2,535	57,201
Dividends declared but not paid	752,065	663,918
Lease transactions capitalized	171,380	825,000

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE A — ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying interim consolidated financial statements (unaudited) follows:

Description of the Business

Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All 95 Big Boy restaurants operated by the Company as of March 8, 2011 are located in various regions of Ohio, Kentucky and Indiana. All 35 Golden Corral restaurants operated by the Company as of March 8, 2011 are located primarily in the greater metropolitan areas of Cincinnati, Columbus, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania.

The Company owns the trademark “Frisch’s” and has exclusive, irrevocable ownership of the rights to the “Big Boy” trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. All of the Frisch’s Big Boy restaurants also offer “drive-thru” service. The Company also licenses 25 Big Boy restaurants to other operators, which are located in certain parts of Ohio, Kentucky and Indiana. In addition, the Company operates a commissary and food manufacturing plant near its headquarters in Cincinnati, Ohio that services all Big Boy restaurants operated by the Company, and is available to supply restaurants licensed to others.

Consolidation Practices

The accompanying interim consolidated financial statements (unaudited) include all of the Company’s accounts, prepared in conformity with generally accepted accounting principles in the United States of America (US GAAP). Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these interim consolidated financial statements include all adjustments (all of which were normal and recurring) necessary for a fair presentation of all periods presented.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The first quarter of each fiscal year contains 16 weeks, while the last three quarters each normally contain 12 weeks. Every fifth or sixth year, the additional week needed to make a 53 week year is added to the fourth quarter, resulting in a 13 week fourth quarter. The current fiscal year will end on Tuesday, May 31, 2011 (fiscal year 2011), a period of 52 weeks. The year that ended June 1, 2010 (fiscal year 2010) was also a 52 week year.

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

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Funds in transit from credit card processors are classified as cash. Highly liquid investments with original maturities of three months or less are considered as cash equivalents.

Receivables

Trade and other accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of March 8, 2011 and June 1, 2010. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for new buildings or components thereof and five to 10 years for equipment. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term. Property betterments are capitalized while the cost of maintenance and repairs is expensed as incurred.

The cost of land not yet in service is included in “construction in progress” if construction has begun or if construction is likely within the next 12 months. As of March 8, 2011, one new Big Boy restaurant building was under construction on land that is owned by the Company. Estimated remaining costs (not already included in construction in progress) to complete construction of this restaurant approximated $2,077,000 as of March 8, 2011. A second new Big Boy restaurant should be under construction in April 2011 on land leased by the Company. Two other sites owned by the Company are included in construction in progress as of March 8, 2011 as near term construction is more likely than not. Contracts to acquire additional sites for future development that had been entered before March 8, 2011 were cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the contracts.

Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $67,000 and $70,000 respectively, for the 40 weeks ended March 8, 2011 and March 9, 2010, and was $7,000 and $38,000 respectively, for the 12 week periods ended March 8, 2011 and March 9, 2010.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

The cost of land on which construction is not likely within the next 12 months is classified as “Investments in land” in the consolidated balance sheet. Surplus property that is no longer needed by the Company, including two former Big Boy restaurants, is classified as “property held for sale” in the consolidated balance sheet. All of the surplus property is stated at estimated net realizable value. Market values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment.

Costs incurred during the application development stage of computer software that is developed or obtained for internal use is capitalized, while the costs of the preliminary project stage are expensed as incurred, along with certain other costs such as training. Capitalized computer software is amortized on the straight-line method over the estimated service lives, which range from three to 10 years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining service life.

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

No impairment losses were recognized during either the 40 weeks ended March 8, 2011 or March 9, 2010, or during the 12 week periods ended March 8, 2011 and March 9, 2010.

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

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of March 8, 2011 and June 1, 2010, the carrying amount of goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested annually for impairment and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

An analysis of other intangible assets follows:

	March 8, 2011	June 1, 2010
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,280	$1,280
Less accumulated amortization	(731)	(665)

Carrying amount of Golden Corral initial franchise fees subject to amortization	549	615
Current portion of Golden Corral initial franchise fees subject to amortization	(85)	(85)
Golden Corral initial franchise fees not yet subject to amortization	—	135

Golden Corral — total intangible fees	464	665
Other intangible assets subject to amortization — net	18	19
Other intangible assets not yet subject to amortization	34	34

Total other intangible assets	$516	$718

An initial franchise fee of $40,000 was paid for each Golden Corral restaurant that the Company opened. As finite useful lives are subject to amortization, the initial fee began amortizing when each restaurant opened, computed using the straight-line method over the 15 year term of each individual restaurant’s franchise agreement, which equated to $2,667 per year per restaurant. Amortization was $66,000 in each of the 40 weeks ended March 8, 2011 and March 9, 2010, and was $20,000 in each of the 12 weeks ended March 8, 2011 and March 9, 2010. The fees will continue to amortize as scheduled below:

(in thousands)
Annual period ending: March 8, 2012	$85
March 8, 2013	85
March 8, 2014	85
March 8, 2015	79
March 8, 2016	69
Subsequent to 2016	146

$549

Over the years, the Company had paid an additional $135,000 in initial franchise fees for future development of Golden Corral restaurants. In exchange for payment of these fees, the Company was granted development rights to open up to 12 more Golden Corral restaurants through December 31, 2011. Because the Company has no further plans to develop new Golden Corral restaurants, $135,000 was written off during the second quarter of fiscal year 2011 (the 12 week period ended December 14, 2010).

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

Third Quarter Fiscal 2011, Ended March 8, 2011

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

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to other operating costs as incurred:

	40 weeks ended		12 weeks ended
	March 8, 2011	March 9, 2010	March 8, 2011	March 9, 2010
	(in thousands)
Big Boy	$982	$419	$66	$193
Golden Corral	—	—	—	—

	$982	$419	$66	$193

Benefit Plans

The Company sponsors two qualified defined benefit pension plans: the Pension Plan for Operating Unit Hourly Employees (the Hourly Pension Plan) and the Pension Plan for Managers, Office and Commissary Employees (the Salaried Pension Plan). (See Note E — Pension Plans.) Both plans have been amended to comply with the Pension Protection Act of 2006 (PPA) and the Heroes Earnings Assistance and Relief Tax Act of 2008 (HEART Act), and have been further amended for technical corrections promulgated by the Worker, Retiree, and Employer Recovery Act of 2008 (WRERA) and guidance on the HEART Act provided by the Internal Revenue Service.

Benefits under both plans are based on years-of-service and other factors. The Company's funding policy is to contribute at least the minimum annual amount sufficient to satisfy legal funding requirements plus additional discretionary tax deductible amounts that may be deemed advisable, even when no minimum funding is required. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

The Hourly Pension Plan covers hourly restaurant employees. The Hourly Pension Plan was amended on July 1, 2009 to freeze all future accruals for credited service after August 31, 2009. The Hourly Pension Plan had previously been closed to all hourly paid restaurant employees that were hired after December 31, 1998. Hourly restaurant employees hired January 1, 1999 or after have been eligible to participate in the Frisch’s Restaurants, Inc. Hourly Employees 401(k) Savings Plan (the Hourly Savings Plan), a defined contribution plan that provided a 40 percent match by the Company on the first 10 percent of earnings deferred by the participants. The Company’s match had vested on a scale based on length of service that reached 100 percent after four years of service. The Hourly Savings Plan was amended effective September 1, 2009 to provide for immediate vesting along with a 100 percent match from the Company on the first three percent of earnings deferred by participants. All hourly restaurant employees are now eligible to participate in the Hourly Savings Plan, regardless of when hired.

The Salaried Pension Plan covers restaurant management, office and commissary employees (salaried employees). The Salaried Pension Plan was amended on July 1, 2009 to close entry into the Plan to employees hired after June 30, 2009. Salaried employees hired before June 30, 2009 continue to participate in the Salaried Pension Plan and are credited with normal benefits for years of service. Salaried employees are automatically enrolled, unless otherwise elected, in the Frisch’s Employee 401(k) Savings Plan (the Salaried Savings Plan), a defined contribution plan. The Salaried Savings Plan provides immediate vesting under two different Company matching schedules. Employees who are participants in the Salaried Pension Plan (hired before June 30, 2009) may continue to defer up to 25 percent of their compensation under the Salaried Savings Plan, with the Company contributing a 10 percent match on the first 18 percent deferred. Beginning September 1, 2009, salaried employees hired after June 30, 2009 receive a 100 percent match from the Company on the first three percent of compensation deferred.

The executive officers of the Company and certain other “highly compensated employees” (HCE’s) are disqualified from participation in the Salaried Savings Plan. A non-qualified savings plan – Frisch’s Executive Savings Plan (FESP) — provides a means by which the HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s compensation into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first 10 percent of salary deferred at a rate of 10 percent for deferrals into mutual funds, while a 15 percent match is added to deferrals into the Company’s common stock. HCE’s hired after June 30, 2009 receive a 100 percent matching contribution from the Company on the first three percent of compensation deferred into either mutual funds or common stock.

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

The Company also sponsors an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that was originally intended to provide a supplemental retirement benefit to the HCE’s whose benefits under the Salaried Pension Plan were reduced when their compensation exceeded Internal Revenue Code imposed limitations or when elective salary deferrals were made to FESP. The SERP was amended effective January 1, 2000 to exclude any benefit accruals after December 31, 1999 (interest continues to accrue) and to close entry into the Plan by any HCE hired after December 31, 1999.

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

Third Quarter Fiscal 2011, Ended March 8, 2011

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

40 weeks ended		12 weeks ended
March 8, 2011	March 9, 2010	March 8, 2011	March 9, 2010
(in thousands)
$(162)	$(536)	$25	$3

Income Taxes

Income taxes are provided on all items included in the consolidated statement of earnings regardless of when such items are reported for tax purposes, which gives rise to deferred income tax assets and liabilities. The provision for income taxes in all periods presented has been computed based on management’s estimate of the effective tax rate for the entire year. The effective tax rate was estimated at 29 percent and 32 percent respectively, for the 40 weeks ended March 8, 2011 and March 9, 2010, and was 29 percent and 32 percent respectively, for the 12 week periods ended March 8, 2011 and March 9, 2010. The lower rate used in fiscal year 2011 is primarily due to the effect of lower graduated tax rates in certain jurisdictions.

The Internal Revenue Service’s examination of the Company’s tax return for the year ended June 2, 2009 (fiscal year 2009) was completed in November 2010. The examination resulted in no changes.

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

Subsequent Events

The Company evaluated all transactions that occurred after March 8, 2011 through the date the financial statements contained herein were issued. On March 21, 2011, 75,000 shares of the Company’s common stock were repurchased through a block trade at a cost of approximately $1,599,000. (See “Treasury Stock” under Note D — Capital Stock.)

New Accounting Pronouncements

The Company reviewed all significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE B — LONG TERM DEBT

	March 8, 2011		June 1, 2010
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Loan —
Construction Phase	$—	$3,000	$—	$6,000
Term Loans	6,419	17,088	6,550	15,312

Revolving Loan	—	—	—	—

Stock Repurchase Loan
Draw Phase	—	1,000
Term Loans	—	—

2009 Term Loan	994	1,735	968	2,483

	$7,413	$22,823	$7,518	$23,795

The portion payable after one year matures as follows:

	March 8, 2011	June 1, 2010
	(in thousands)
Period ending in 2012	$—	$12,254
2013	10,433	5,027
2014	4,664	3,400
2015	3,363	2,052
2016	2,451	1,034
2017	1,189	28
Subsequent to 2017	723	—

	$22,823	$23,795

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

The Construction Loan is an unsecured draw credit line intended to finance construction and opening and/or the refurbishing of restaurant operations. The 2010 Loan Agreement increased the amount available to be borrowed from $1,000,000 to $15,000,000. As of March 8, 2011, the amount available to be borrowed had been reduced to $12,000,000, which reflects the sum of $3,000,000 borrowed since the 2010 Loan Agreement went into effect, including $1,500,000 borrowed during the 12 weeks ended March 8, 2011.

The Construction Loan is subject to an unused commitment fee equal to 0.25 percent of the amount available to be borrowed. Funds borrowed are initially governed as a Construction Phase loan on an interest only basis. Interest is calculated with a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Payment of principal without penalty is permitted at the end of any rate period.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE B — LONG TERM DEBT (CONTINUED)

Within six months, the balance outstanding under each loan in the Construction Phase must be converted to a Term Loan, with an amortization period of not less than seven nor more than 12 years as chosen by the Company. For funds borrowed between September 2007 and September 2010, any Term Loan converted with an initial amortization period of less than 12 years, a one-time option, without penalty or premium, is available during the chosen term to extend the amortization period up to a total of 12 years. Outstanding balances of loans initiated prior to September 2007 had to be converted with an amortization period not to exceed seven years. Upon conversion to an amortizing Term Loan, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

Prepayments of Term Loans that were initiated prior to September 2009 are permissible upon payment of sizable prepayment fees and other amounts. For Term Loans initiated after September 2009, the Company has the option at the time of conversion to include a small breakfunding premium over the otherwise applicable fixed rate in exchange for the right to prepay in whole or in part at any time without incurring a prepayment fee. After September 2010, the breakfunding premium included at conversion is also necessary in order to extend the amortization period up to 12 years without incurring additional costs.

As of March 8, 2011, the aggregate outstanding balance under the Construction Loan was $26,507,000, which consisted of $23,507,000 in Term Loans plus $3,000,000 in the Construction Phase awaiting conversion. Since the inception of the Construction Loan (including prior agreements), 19 of the Term Loans ($43,000,000 out of $91,500,000 in original notes) had been retired as of March 8, 2011. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 5.46 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $704,000, expiring in various periods ranging from April 2011 through March 2018.

The $3,000,000 balance in the Construction Phase as of March 8, 2011 was borrowed under three separate draws ($1,500,000 in October 2010, $500,000 in December 2010 and $1,000,000 in February 2011), all of which are currently subject to a variable interest rate of 1.9 percent or lower. If the 2010 Loan Agreement is not renewed by April 2012, any outstanding amount in the Construction Phase that has not been converted into a Term Loan shall mature and be payable in full at that time.

The Revolving Loan provides an unsecured credit line that allows for borrowing of up to $5,000,000 to fund temporary working capital needs. Amounts repaid may be re-borrowed so long as the amount outstanding does not exceed $5,000,000 at any time. The Revolving Loan, none of which was outstanding as of March 8, 2011, will mature and be payable in full in April 2012, unless it is renewed sooner. It is subject to a 30 consecutive day out-of-debt period each fiscal year. Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is also subject to a 0.25 percent unused commitment fee.

The Stock Repurchase Loan is an unsecured draw credit line intended to finance repurchases of the Company’s common stock, under which up to $10,000,000 may be borrowed. As of March 8, 2011, the amount available to be borrowed had been reduced to $9,000,000, which reflects the sum of $1,000,000 borrowed in December 2010. Amounts drawn are on an interest-only basis for six months (Draw Phase). Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Prepayment of principal, without penalty, is permitted at the end of any rate period during the Draw Phase. The balance outstanding must be converted semi-annually to a Term Loan amortized over seven years. The Stock Repurchase Loan is not subject to an unused commitment fee.

The $1,000,000 balance in the Draw Phase as of March 8, 2011 is subject to a variable interest rate of 1.85 percent. If the 2010 Loan Agreement is not renewed by April 2012, any outstanding amount in the Draw Phase that has not been converted into a Term Loan shall mature and be payable in full at that time.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE B — LONG TERM DEBT (CONTINUED)

The 2009 Term Loan originated in September 2009 when $4,000,000 was borrowed to fund the acquisition of five Big Boy restaurants from the landlord of the facilities. The 2009 Term Loan requires 48 monthly installments of $89,000 including principal and interest at a fixed 3.47 percent rate. The final payment of the unsecured loan is due October 21, 2013.

The 2010 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of March 8, 2011. Compensating balances are not required under the terms of the 2010 Loan Agreement.

The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at March 8, 2011 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
Term Loans under the Construction Loan	$23,507,000	$24,308,000

The final payment on a separate term loan (2007 Term Loan—a bullet loan prior to March 15, 2007) was made on March 15, 2010. It had required 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate and was secured by mortgages that encumbered the real property of two Golden Corral restaurants. None of the Company’s real property is currently encumbered by mortgages.

NOTE C — LEASED PROPERTY

Although the Company’s policy is to own the property on which it operates restaurants, the Company occupies certain of its restaurants pursuant to lease agreements. As of March 8, 2011, 22 restaurants were in operation on non-owned premises, of which 21 were classified as operating leases and one was a capital lease. Most of the operating leases are for 15 or 20 years and contain multiple five year renewal options. Seven of the operating leases are for Golden Corral operations. Big Boy restaurants are operated under the terms of 14 operating leases and one capital lease. In addition, an operating lease is in place for land on which construction of a Big Boy restaurant is scheduled to begin in April 2011.

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

Rent expense under operating leases (including certain month-to-month arrangements for five Big Boy restaurant facilities until they were acquired from the landlord in September 2009):

	40 weeks ended		12 weeks ended
	Mar. 8, 2011	Mar. 9, 2010	Mar 8, 2011	Mar. 9, 2010
	(in thousands)
Minimum rentals	$1,308	$1,483	$392	$403
Contingent payments	—	11	—	1

	$1,308	$1,494	$392	$404

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE C — LEASED PROPERTY (CONTINUED)

The capital lease used in Big Boy operations is for land on which a Big Boy restaurant opened for business in July 2010. Under the terms of the lease, the Company is required to purchase the land in fee simple estate after the 10th year. Delivery and other equipment is held under capitalized leases expiring during various periods extending into fiscal year 2019.

An analysis of the capitalized leased property is shown in the following table. Amortization of capitalized delivery and other equipment is based on the straight-line method over the primary terms of the leases.

	Asset balances at
	Mar. 8, 2011	June 1, 2010
	(in thousands)
Restaurant property (land)	$825	$825

Delivery and other equipment	1,505	1,334
Less accumulated amortization	(1,165)	(995)

	$1,165	$1,164

Future minimum lease payments under capitalized leases and operating leases are summarized below:

Period ending March 8,	Capitalized leases	Operating leases
	(in thousands)
2012	$282	$1,724
2013	131	1,618
2014	93	1,622
2015	93	1,567
2016	93	1,426
2017 to 2027	1,317	12,514

Total	2,009	$20,471

Amount representing interest	(784)

Present value of obligations	1,225

Portion due within one-year	(198)

Long-term obligations	$1,027

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

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

The Plan provides that the total number of shares of common stock covered by options plus the number of stock appreciation rights granted to any one individual may not exceed 80,000 during any fiscal year. Additionally, no more than 80,000 shares of common stock may be issued in payment of performance awards denominated in shares, and no more than $1,000,000 in cash (or fair market value, if paid in shares) may be paid pursuant to performance awards denominated in dollars, granted to any one individual during any fiscal year if the awards are intended to qualify as performance based compensation. Employees of the Company and non-employee members of the Board of Directors are eligible to be selected to participate in the Plan. Participation is based on selection by the Committee. Although there is no limitation on the number of participants in the Plan, approximately 40 persons have historically participated. However, the Committee limited stock options granted in June 2010 (40,000) to 10 executive officers (not including the President and Chief Executive Officer).

Options to purchase shares of the Company’s common stock permit the holder to purchase a fixed number of shares at a fixed price. When options are granted, the Committee determines the number of shares subject to the option, the term of the option, which may not exceed 10 years, the time or times when the option will become exercisable and the price per share that a participant must pay to exercise the option. No option will be granted with an exercise price that is less than 100 percent of fair market value on the date of the grant. The option price and obligatory withholding taxes may be paid pursuant to a “cashless” exercise/sale procedure involving the simultaneous sale by a broker of shares covered by the option.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE D — CAPITAL STOCK (CONTINUED)

As of March 8, 2011, options to purchase 333,250 shares had been cumulatively granted under the Plan, including 26,000 that belong to the President and Chief Executive Officer (CEO). The outstanding options belonging to the CEO that were granted before October 2009 (20,000) vested six months from the date of the grant. Options granted to the CEO pursuant to the terms of his employment agreement (3,000 respectively in October 2009 and October 2010) vest one year from the date of the grant. Outstanding options granted to other key employees vest in three equal annual installments, while outstanding options granted to non-employee members of the Board of Directors vest one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

There were 262,004 options outstanding as of March 8, 2011.

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

A summary of shares available for use under the 2003 Incentive Plan, as of March 8, 2011:

Original authorization	800,000
Options granted to date	(333,250)
Options forfeited to date (re-available)	56,834
Restricted stock issued to date	(12,036)

Available for use	511,548

No other awards — stock appreciation rights, restricted stock award, unrestricted stock award or performance award — have been granted under the 2003 Stock Option and Incentive Plan as of March 8, 2011.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. The 1993 Stock Option Plan authorized the grant of stock options for up to 562,432 shares (as adjusted for subsequent changes in capitalization from the original authorization of 500,000 shares) of the common stock of the Company for a 10 year period beginning in May 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. The Amended Plan is in compliance with the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code.

Options to purchase 556,228 shares were cumulatively granted under the 1993 Stock Option Plan and the Amended Plan before granting authority expired on October 4, 2008. As of March 8, 2011, 204,836 shares granted remain outstanding, including 150,000 that belong to the CEO.

All outstanding options under the 1993 Stock Option Plan and the Amended Plan were granted at fair market value and expire 10 years from the date of grant. Final expirations will occur in June 2014. Outstanding options to the CEO vested after six months, while options granted to non-employee members of the Board of Directors vested after one year. Outstanding options granted to other key employees vested in three equal annual installments.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE D — CAPITAL STOCK (CONTINUED)

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of March 8, 2011:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	503,069	$21.64
Granted	43,000	$20.51
Exercised	(63,478)	$10.62
Forfeited or expired	(15,751)	$25.26

Outstanding at end of quarter	466,840	$22.91	4.70	years	$695

Exercisable at end of quarter	386,007	$22.84	3.86	years	$651

The intrinsic value of stock options exercised during the 40 weeks ended March 8, 2011 and March 9, 2010 was $612,000 and $36,000, respectively. Options exercised during the 40 weeks ended March 8, 2011 included 61,478 by the CEO in July 2010, the intrinsic value of which amounted to $595,000. No options were exercised during either of the 12 week periods ended March 8, 2011 or March 9, 2010.

Stock options outstanding and exercisable as of March 8, 2011 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$13.43 to $18.00	49,167	$13.80	0.31 years
$18.01 to $24.20	212,085	$20.59	4.68 years
$24.21 to $31.40	205,588	$27.49	5.77 years

$13.43 to $31.40	466,840	$22.91	4.70 years

Exercisable:
$13.43 to $18.00	49,167	$13.80	0.31 years
$18.01 to $24.20	162,585	$20.49	3.36 years
$24.21 to $31.40	174,255	$27.58	5.32 years

$13.43 to $31.40	386,007	$22.84	3.86 years

Restricted Stock

The changes in restricted stock issued under the 2003 Stock Option and Incentive Plan are shown below as of March 8, 2011:

	No. of shares	Weighted average price per share
Non-vested at beginning of year	—	$—
Granted	12,036	19.94
Released	—	—
Forfeited	—	—

Non-vested at end of quarter	12,036	$19.94

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

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

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A — Accounting Policies) when it was established in 1993. As of March 8, 2011, 39,249 shares remained in the FESP reserve, including 11,373 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of March 8, 2011, the Company’s treasury held 2,572,991 shares of the Company’s common stock. Most of the shares were acquired through a modified “Dutch Auction” self-tender offer in 1997, and in a series of intermittent repurchase programs that began in 1998.

The current repurchase program was authorized by the Board of Directors on January 6, 2010. The authorization allows the Company to repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two year period that will expire January 6, 2012. Since its inception, the Company has acquired 171,300 shares at a cost of $3,569,000, of which 124,832 have been acquired since the beginning of the current fiscal year at a cost of $2,560,000, including 18,143 shares acquired during the third quarter at a cost of $390,000. In addition, 75,000 shares were repurchased through a block trade that was completed on March 21, 2011 at a cost of $1,599,000.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

			Stock equivalents
	Basic earnings per share			Diluted earnings per share
40 weeks ended:	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
March 8, 2011	5,065,863	$1.40	38,281	5,104,144	$1.39
March 9, 2010	5,105,228	$1.45	97,327	5,202,555	$1.42

Stock options to purchase 254,000 shares during the 40 weeks ended March 8, 2011 and 140,000 shares during the 40 weeks ended March 9, 2010 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE D — CAPITAL STOCK (CONTINUED)

	Basic earnings per share		Stock equivalents	Diluted earnings per share
12 weeks ended:	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
March 8, 2011	5,025,074	$.37	31,378	5,056,452	$.37
March 9, 2010	5,107,058	$.40	77,528	5,184,586	$.39

Stock options to purchase 254,000 shares during the 12 weeks ended March 8, 2011 and 270,000 shares during the 12 weeks ended March 9, 2010 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Share-Based Payment (Compensation Cost)

The fair value of stock options granted and restricted stock issued is recognized as compensation cost in the consolidated statement of earnings (charged to administrative and advertising expense) on a straight-line basis over the vesting periods of the awards:

	40 weeks ended		12 weeks ended
	Mar. 8, 2011	Mar. 9, 2010	Mar. 8, 2011	Mar. 9, 2010
	(in thousands)
Stock Options Granted
Charged to compensation cost	$214	$267	$60	$92
Tax benefit	(72)	(91)	(20)	(31)

Compensation cost, net of tax	$142	$176	$40	$61

Restricted Stock Issued
Charged to compensation cost	$92		$55
Tax benefit	(32)		(19)

Compensation cost, net of tax	$60		$36

Total share-based compensation cost, net of tax	$202	$176	$76	$61

Effect on basic earnings per share	$.04	$.03	$.02	$.01

Effect on diluted earnings per share	$.04	$.03	$.02	$.01

As of March 8, 2011, there was $310,000 of total unrecognized pretax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.02 years. Unrecognized pretax compensation cost related to restricted stock amounted to $148,000 as of March 8, 2011, which is expected to be recognized over a weighted average period of 0.62 years.

The fair value of each stock option award is estimated on the date of the grant using the modified Black-Scholes option pricing model, developed using the assumptions shown in the following table. No options were granted during the 12 weeks ended March 8, 2011, nor the 12 weeks ended March 9, 2010.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE D — CAPITAL STOCK (CONTINUED)

	40 weeks
	Mar. 8, 2011	Mar. 9, 2010
Weighted average fair value of options	$5.40	$7.88

Dividend yield	2.5% - 3.0%	1.9% - 2.0%
Expected volatility	30% - 32%	32%
Risk free interest rate	1.8% - 2.7%	2.8% - 3.3%
Expected lives	6 years	6 years

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

Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in Note D — Capital Stock). Compensation costs related to the Employee Stock Purchase Plan, determined at the end of each semi-annual offering period — October 31 and April 30, amounted to $23,000 and $28,000 respectively, during the 40 weeks ended March 8, 2011 and March 9, 2010.

NOTE E — PENSION PLANS

As discussed more fully under Benefit Plans in Note A — Accounting Policies, the Company sponsors two qualified defined benefit pension plans (DB Plans) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for all three retirement plans is shown below:

	40 weeks ended		12 weeks ended
Net periodic pension cost components	Mar. 8, 2011	Mar. 9, 2010	Mar. 8, 2011	Mar. 9, 2010
	(in thousands)
Service cost	$1,482	$1,165	$445	$349
Interest cost	1,455	1,403	436	422
Expected return on plan assets	(1,300)	(1,210)	(390)	(363)
Amortization of prior service cost	6	6	2	1
Recognized net actuarial loss	684	412	205	124
Settlement loss	239	128	72	38
Curtailment cost	—	49	—	—

Net periodic pension cost	$2,566	$1,953	$770	$571

Weighted average discount rate	5.50%	6.50%	5.50%	6.50%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted average expected long-term rate of return on plan assets	7.50%	8.00%	7.50%	8.00%

Net periodic pension cost for fiscal year 2011 is currently expected in the range of $3,300,000 to $3,400,000. Net periodic pension cost in fiscal year 2010 was $2,818,000. Most of the expected increase is attributable to lowering the discount rate from 6.5 percent to 5.5 percent, which has added approximately $500,000 to pension cost in fiscal year 2011. Approximately $100,000 is also included in the increased pension costs in fiscal year 2011 because of lowering the long-term rate of return on plan assets from 8.0 percent to 7.5 percent.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE E — PENSION PLANS (CONTINUED)

Contributions to the DB Plans for fiscal year 2011 are currently anticipated at a level of $1,600,000, which includes $850,000 that had been contributed through March 8, 2011. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon retirement of the participants.

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

“Underfunded pension obligation” included in “Long-Term Obligations” in the consolidated balance sheet represents projected benefit obligations in excess of the fair value of plan assets. The change in underfunded status is re-measured at the end of each fiscal year, effected through an increase or decrease in “Accumulated other comprehensive loss” in the equity section of the consolidated balance sheet. The projected benefit obligation, which includes a projection of future salary increases, was measured at June 1, 2010 using a weighted average discount rate of 5.5 percent, a reduction of 100 basis points from the prior year. The projected benefit obligation increases approximately $975,000 for each decrease of 25 basis points in the discount rate.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A — Accounting Policies) was $390,000 and $225,000 respectively, during the 40 weeks ended March 8, 2011 and March 9, 2010, and was $115,000 and $91,000 respectively, for the 12 weeks ended March 8, 2011 and March 9, 2010. Contributions of $384,000 and $317,000 were respectively made to the Plan in December 2010 and December 2009. In addition, the President and Chief Executive Officer (CEO) has an employment agreement that calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the Non Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A — Accounting Policies). In the 40 weeks ended March 8, 2011 and March 9, 2010, matching contributions to the 401(k) plans amounted to $181,000 and $132,000 respectively, and were $58,000 and $42,000 respectively, during the 12 week periods ended March 8, 2011 and March 9, 2010. Matching contributions to FESP were $22,000 and $21,000 respectively, during the 40 weeks ended March 8, 2011 and March 9, 2010, and were $6,000 and $5,000 respectively, during the 12 week periods ended March 8, 2011 and March 9, 2010.

The Company does not sponsor post retirement health care plans.

NOTE F — COMPREHENSIVE INCOME

	40 weeks ended		12 weeks ended
	Mar. 8, 2011	Mar. 9, 2010	Mar. 8, 2011	Mar. 9, 2010
	(in thousands)
Net earnings	$7,081	$7,381	$1,855	$2,024
Amortization of amounts included in net periodic pension cost	928	596	278	164
Tax effect	(316)	(203)	(95)	(56)

Comprehensive income	$7,693	$7,774	$2,038	$2,132

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE G — SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	40 weeks ended		12 weeks ended
	Mar. 8, 2011	Mar. 9, 2010	Mar. 8, 2011	Mar. 9, 2010
	(in thousands)
Sales
Big Boy	$153,882	$146,055	$45,148	42,324
Golden Corral	77,186	75,698	22,342	22,549

	$231,068	$221,753	$67,490	$64,873

Earnings before income taxes
Big Boy	$16,123	$15,410	$4,344	$4,305
Opening expense	(982)	(419)	(66)	(193)

Total Big Boy	15,141	14,991	4,278	4,112

Golden Corral	1,838	2,425	411	842
Opening expense	—	—	—	—

Total Golden Corral	1,838	2,425	411	842

Total restaurant level profit	16,979	17,416	4,689	4,954

Administrative expense	(6,784)	(6,178)	(2,007)	(1,871)
Franchise fees and other revenue	1,005	971	309	283

Operating profit	11,200	12,209	2,991	3,366

Interest expense	(1,227)	(1,355)	(378)	(390)

Earnings before income taxes	$9,973	$10,854	$2,613	$2,976

Depreciation and amortization
Big Boy	$7,561	$6,443	$2,348	$1,987
Golden Corral	4,364	4,269	1,290	1,289

	$11,925	$10,712	$3,638	$3,276

Capital expenditures
Big Boy	$13,100	$13,952	$2,446	$4,019
Golden Corral	1,405	3,102	826	1,487

	$14,505	$17,054	$3,272	$5,506

	As of
	Mar. 8, 2011	June 1, 2010
Identifiable assets
Big Boy	$125,452	$116,486
Golden Corral	69,586	72,767

	$195,038	$189,253

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE H — COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $13,043,000, $4,746,000 and $1,298,000 respectively, for the periods ending March 8, 2012, 2013 and 2014. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

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

Other Contingencies

The Company self-insures a significant portion of expected losses under its workers’ compensation program in the state of Ohio. Insurance coverage is purchased from an insurance company for individual claims that may exceed $300,000. (See Self Insurance in Note A — Accounting Policies.) Insurance coverage is maintained for various levels of casualty and general and product liability.

Outstanding letters of credit maintained by the Company totaled $100,000 as of March 8, 2011.

As of March 8, 2011, the Company operated 22 restaurants on non-owned properties (see Note C — Leased Properties). Two of the leases provide for contingent rental payments based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

These three restaurants are operated by the Company (not consolidated herein) and they pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $3,825,000 and $3,758,000 respectively, during the 40 weeks ended March 8, 2011 and March 9, 2010, and was $1,114,000 and $1,075,000 respectively, during the 12 weeks ended March 8, 2011 and March 9, 2010. The amount owed to the Company from these restaurants was $61,000 and $85,000 respectively, as of March 8, 2011 and June 1, 2010. Amounts due are generally settled within 28 days of billing.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2011, Ended March 8, 2011

NOTE I — RELATED PARTY TRANSACTIONS (CONTINUED)

All related party transactions described above were effected on substantially similar terms as transactions with persons or entities having no relationship with the Company.

The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next 10 years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company until her death in September 2009, commenced in March 2005. On March 1, 2011, the monthly payment was increased to $19,149 from $19,006 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation to Mrs. Maier’s Estate, approximating $625,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $190,000 is included in current liabilities in the consolidated balance sheet.

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

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (Company) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet style “Golden Corral” restaurants. As of March 8, 2011, 95 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia.

The Company’s Third Quarter of Fiscal 2011 consists of the 12 weeks ended March 8, 2011, and compares with the 12 weeks ended March 9, 2010, which constituted the Third Quarter of Fiscal 2010. The First Three Quarters of Fiscal 2011 consists of the 40 weeks ended March 8, 2011, and compares with the 40 weeks ended March 9, 2010, which constituted the First Three Quarters of Fiscal 2010. The 12 week third quarter is usually a disproportionately smaller share of annual revenue and earnings because it spans most of the winter season from mid December through early March. References to Fiscal 2011 refer to the 52 week year that will end on May 31, 2011. References to Fiscal 2010 refer to the 52 week year that ended June 1, 2010.

Net earnings for the Third Quarter of Fiscal 2011 were $1,855,000, or diluted net earnings per share (EPS) of $0.37, which compares with $2,024,000, or diluted EPS of $0.39 in the Third Quarter of Fiscal 2010. The estimated annual effective tax rate was 29 percent in the Third Quarter of Fiscal 2011 and was 32 percent in the Third Quarter of Fiscal 2010. Diluted EPS for the Third Quarter of Fiscal 2011 was aided by 128,000 fewer shares included in the calculation of diluted weighted average shares outstanding as compared with the Third Quarter of Fiscal 2010.

Factors having a noteworthy effect on pretax earnings when comparing the Third Quarter of Fiscal 2011 ($2,613,000) with the Third Quarter of Fiscal 2010 ($2,976,000):

•	Consolidated restaurant sales increased $2,617,000

-	Total Big Boy sales increased $2,824,000, primarily the result of more restaurants in operation

-	Big Boy same store sales increased 0.2 percent

-	Golden Corral same store sales decreased 0.9 percent

•	As a percentage of sales, food costs increased to 34.9 percent from 34.1 percent

•	As a percentage of sales, payroll and related costs increased to 33.8 percent from 33.7 percent

•	Golden Corral’s pretax earnings decreased $431,000

•	New store opening costs (all for Big Boy) were $127,000 lower

Net earnings for the First Three Quarters of Fiscal 2011 were $7,081,000, or diluted EPS of $1.39, which compares with $7,381,000, or diluted EPS of $1.42 in the First Three Quarters of Fiscal 2010. The estimated annual effective tax rate was 29 percent in the First Three Quarters of Fiscal 2011 and was 32 percent in the First Three Quarters of Fiscal 2010. Diluted EPS for the First Three Quarters of Fiscal 2011 was aided by 98,000 fewer shares included in the calculation of diluted weighted average shares outstanding as compared with the First Three Quarters of Fiscal 2010.

Factors having a noteworthy effect on pretax earnings when comparing the First Three Quarters of Fiscal 2011 ($9,973,000) with the First Three Quarters of Fiscal 2010 ($10,854,000):

•	Consolidated restaurant sales increased $9,315,000

-	Total Big Boy sales increased $7,827,000, primarily the result of more restaurants in operation

-	Big Boy same store sales decreased 0.6 percent

-	Golden Corral same store sales increased 2.0 percent

•	As a percentage of sales, food costs increased to 34.5 percent from 33.9 percent

•	As a percentage of sales, payroll and related costs decreased to 33.4 percent from 33.5 percent

•	Golden Corral’s pretax earnings decreased $587,000

•	New store opening costs (all for Big Boy) were $563,000 higher

•	Self insurance reserve adjustment — $162,000 was charged against earnings in the First Three Quarters of Fiscal 2011 vs. $536,000 charged against earnings in the First Three Quarters of Fiscal 2010.

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

	Third Quarter		First Three Quarters
	Mar. 8, 2011	Mar. 9, 2010	Mar. 8, 2011	Mar. 9, 2010
	(in thousands)
Big Boy restaurant sales	$42,740	$40,037	$146,122	$138,592
Wholesale sales to licensees	1,955	1,835	6,808	6,506
Other wholesale sales	453	452	952	957

Total Big Boy Sales	45,148	42,324	153,882	146,055
Golden Corral sales	22,342	22,549	77,186	75,698

Consolidated restaurant sales	$67,490	$64,873	$231,068	$221,753

The Company operated 95 Big Boy restaurants as of March 8, 2011. The count of 95 includes the following openings and closings since the beginning of Fiscal 2010 (June 2009), when 88 Big Boy restaurants were in operation:

•	September 2009 — closed original unit in Lawrenceburg, Indiana (Cincinnati market)

•	September 2009 — replacement unit opened in Lawrenceburg, Indiana (Cincinnati market) – no sales interruption

•	November 2009 — new unit opened near Hamilton, Ohio (Cincinnati market)

•	April 2010 — new unit opened in Independence, Kentucky (Cincinnati market)

•	May 2010 — new unit opened in Shepherdsville, Kentucky (Louisville market)

•	July 2010 — new unit opened in Louisville, Kentucky

•	August 2010 — new unit opened in Beavercreek, Ohio (Dayton market)

•	October 2010 — new unit opened in Elizabethtown, Kentucky (Louisville market)

•	December 2010 — new unit opened in Heath, Ohio (Columbus market)

One new Big Boy restaurant was under construction as of March 8, 2011. Construction is set to begin in April 2011 on a second new Big Boy. Both restaurants are in the Cincinnati market, scheduled to open respectively in June and August 2011 (the first quarter of fiscal 2012). No further openings are planned until calendar year 2012.

Big Boy sales shown in the above table include a same store sales increase of 0.2 percent in the Third Quarter of Fiscal 2011 (on a customer count decrease of 0.7 percent) and a 0.6 percent decrease for the First Three Quarters of Fiscal 2011 (on a 2.0 percent decrease in customer counts). The Big Boy same store sales comparisons include three menu price increases, each averaging 1.0 percent, implemented respectively in September 2009, February 2010 and September 2010. Another increase (1.0 percent) went into effect in March 2011.

Golden Corral sales shown in the above table include a same store sales decrease of 0.9 percent in the Third Quarter of Fiscal 2011 (on a customer count decrease of 4.4 percent) and a 2.0 percent increase in the First Three Quarters of Fiscal 2011 (on a 0.4 decrease in customer counts). The Golden Corral same store sales comparisons include average menu price increases of 0.5 percent (February 2010), 1.3 percent (September 2010) and 0.9 percent (February 2011). Another increase (1.0 percent) went into effect in March 2011. The Company currently operates 35 Golden Corral restaurants, all of which are included in the same store sales comparison. The Company has no plans for further development of Golden Corral restaurants.

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

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements, as advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below:

	Third Quarter		First Three Quarters
	Mar. 8, 2011	Mar. 9, 2010	Mar. 8, 2011	Mar. 9, 2010
	(in thousands)
Big Boy gross profit	$5,378	$5,146	$18,861	$18,525
Golden Corral gross profit	987	1,409	3,822	4,147

Total gross profit	$6,365	$6,555	$22,683	$22,672

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	Third Quarter						First Three Quarters
	12 weeks 3/8/11			12 weeks 3/9/10			40 weeks 3/8/11			40 weeks 3/9/10
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Food and Paper	34.9	33.1	38.5	34.1	32.2	37.5	34.5	32.6	38.1	33.9	32.1	37.3

Payroll and Related	33.8	36.0	29.5	33.7	36.2	29.0	33.4	35.6	29.1	33.5	35.8	29.2

Other Operating Costs (including opening costs)	21.9	19.1	27.5	22.2	19.5	27.3	22.3	19.6	27.8	22.4	19.4	28.0

Gross Profit	9.4	11.8	4.5	10.0	12.1	6.2	9.8	12.2	5.0	10.2	12.7	5.5

Food prices continued to escalate in the Third Quarter of Fiscal 2011, up sharply from the Third Quarter of Fiscal 2010. Food costs began rising during the last half of Fiscal 2010, after a period of food cost deflation that first emerged during the last half of Fiscal 2009. Elevated prices for pork, poultry, dairy and grain are forecast to continue throughout the 2011 calendar year, combined with expected record high beef prices. Purchase contracts for some commodities may contain contractual provisions that limit the price the Company will pay. The Company does not use financial instruments as a hedge against changes in commodity prices. Food and paper cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral concept, as well as its use of steak as a featured item on the buffet line.

Food safety poses a major risk to the Company. Management rigorously emphasizes and enforces established food safety policies in all of the Company’s restaurants and in its commissary and food manufacturing plant. To ensure continued safety, management initiated an assessment of its food handling, processing and storage practices that are used at the commissary and food manufacturing plant. Completed near the end of October 2010, the assessment concluded that key safety practices that are in place are very well established and functioning properly. The assessment also noted certain opportunities for improvement, most of which have already been completed thus providing a solid foundation for ultimate compliance with the federal Food Safety Modernization Act that was signed into law in January 2011. Proposed regulations of the menu labeling provisions of the federal Patient Protection and Affordable Care Act (enacted March 2010) were issued by the U. S. Food and Drug Administration on April 1, 2011. Final regulations are expected by the end of calendar year 2011 with implementation required by mid 2012.

Payroll and related costs have benefitted from the federal Hiring Incentives to Restore Employment Act of 2010 (HIRE Act enacted March 2010) under which the Company has not had to pay the employer’s share of social security (FICA) taxes on certain recently hired employees. FICA credits under the HIRE Act amounted to $472,000 during the First Three Quarters of Fiscal 2011, of which $202,000 occurred in the Third Quarter of Fiscal 2011.

Notwithstanding the improvements shown in some of the payroll and related cost percentages in the above table, operating margins continue to be adversely affected by mandated increases in the minimum wage.

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

The effects of paying the required higher hourly rates of pay continue to be countered through the combination of higher menu prices charged to customers and reductions in the number of scheduled labor hours. Without the benefit of further reductions in scheduled labor hours, the January 2011 increase in the Ohio minimum wage will add an estimated $140,000 to annual payroll costs in Ohio restaurant operations.

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

Net periodic pension cost was $770,000 and $571,000 respectively, in the Third Quarter of Fiscal 2011 and the Third Quarter of Fiscal 2010. Net periodic pension cost was $2,566,000 and $1,953,000 respectively, in the First Three Quarters of Fiscal 2011 and the First Three Quarters of Fiscal 2010. Net periodic pension cost for Fiscal 2011 is currently expected to be in the range of $3,300,000 to $3,400,000. The final total for Fiscal 2010 was $2,818,000. The increase over Fiscal 2010 is primarily due to lowering actuarial assumptions used in Fiscal 2011. The discount rate was lowered from 6.5 percent to 5.5 percent (an annual increase of approximately $500,000) and the expected return on plan assets was lowered from 8.0 percent to 7.5 percent (an annual increase of approximately $100,000). Net periodic pension costs for all periods presented in this MD&A are much higher than historical levels. The higher costs continue to be driven by significant market losses in equity securities in Fiscal 2009, which greatly lowered the fair value of plan assets in the pension trusts. The loss is amortized through pension cost and it created a lower credit for the expected return on plan assets that flows through pension cost.

Pension accounting standards require the overfunded or underfunded status of defined benefit pension plans to be recognized as an asset or liability in the Company’s consolidated balance sheet. The underfunded status as of March 8, 2011 was $11,502,000, measured as the excess of the projected benefit obligations over plan assets at fair value. Significant reductions in the Company’s equity, net of tax, were required over the last two fiscal year ends to establish the underfunded pension obligation. The reductions in equity were effected through charges to “Accumulated other comprehensive loss.”

Payroll and related costs are also affected when management performs a comprehensive review of the Company’s self-insured Ohio workers’ compensation program each quarter and adjusts its reserves as deemed necessary based on claims experience. The reserves were increased by $162,000 (charged against earnings) in the First Three Quarters of Fiscal 2011. The reserves were also increased (charged against earnings) by $536,000 during the First Three Quarters of Fiscal 2010. Minimal adjustments to the reserves were recorded in both the Third Quarter of Fiscal 2011 and the Third Quarter of Fiscal 2010.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, franchise fees for Golden Corral restaurants, new restaurant opening costs and many other restaurant operating costs. Opening costs (all for Big Boy) were $66,000 during the Third Quarter of Fiscal 2011 and were $193,000 in the Third Quarter of Fiscal 2010. Opening costs (all for Big Boy) were $982,000 during the First Three Quarters of Fiscal 2011 and were $419,000 in the First Three Quarters of Fiscal 2010. As most of the other typical expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store sales levels. In other words, percentages rise when sales decrease and percentages will decrease when sales increase. Other operating costs for the Golden Corral segment are a much higher percentage of sales than Big Boy because the physical facility of a Golden Corral restaurant is almost twice as large as a Big Boy restaurant and Golden Corral sales volumes have generally remained well below management’s original long-term expectations.

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

Administrative and advertising expense increased $211,000 and $1,054,000 respectively, in the Third Quarter of Fiscal 2011 and the First Three Quarters of Fiscal 2011 when compared with comparable periods a year ago. Most of the increases are attributable to higher advertising expense associated with higher sales levels. In addition, the First Three Quarters of Fiscal 2011 includes a charge for $135,000 to write-off multiple deposits for Golden Corral development rights, as no further Golden Corral restaurants will be developed. Stock based compensation costs included in administrative and advertising costs was $115,000 during the Third Quarter of Fiscal 2011 and was $92,000 during the Third Quarter of Fiscal 2010. For the First Three Quarters of Fiscal 2011, stock based compensation cost was $307,000 versus $267,000 in the First Three Quarters of Fiscal 2010.

Revenue from franchise fees is based on sales volumes generated by Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of March 8, 2011, 25 Big Boy restaurants were licensed to other operators and paying franchise fees to the Company, no change from a year ago. Other revenue includes certain other fees earned from restaurants licensed to others along with minor amounts of rent and investment income.

There were no sales of real property during the First Three Quarters of Fiscal 2011 or the First Three Quarters of Fiscal 2010. No charges for impairment of assets were recorded during the First Three Quarters of Fiscal 2011 or the First Three Quarters of Fiscal 2010.

Interest Expense

Interest expense decreased $12,000 and $128,000 respectively, in the Third Quarter of Fiscal 2011 and the First Three Quarters of Fiscal 2011 when compared with comparable year ago periods. The decreases are primarily the result of lower debt levels throughout most of the First Three Quarters of Fiscal 2011 compared with the First Three Quarters of Fiscal 2010, along with a lower weighted average interest rate on fixed rate financing.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 29 percent in the Third Quarter of Fiscal 2011 as well as in the First Three Quarters of Fiscal 2011. The estimated annual effective tax rate was 32 percent in the Third Quarter of Fiscal 2010 and in the First Three Quarters of Fiscal 2010. These rates have been kept consistently low through the use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips. These credits are generally more favorable to the effective tax rate when pretax earnings decrease. In addition, an Internal Revenue Service (IRS) Change in Accounting Method is expected to result in much lower taxable income in Fiscal 2011, which in turn has lowered the graduated federal tax rate.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

March 8, 2011

		Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$30,236	$7,413	$10,433	$4,664	$3,363	$2,451	$1,912
	Interest on Long-Term Debt (estimated)	3,841	1,381	994	665	413	230	158
	Rent due under Capital Lease Obligations	2,009	282	131	93	93	93	1,317
1	Rent due under Operating Leases	20,471	1,724	1,618	1,622	1,567	1,426	12,514
2	Purchase Obligations	21,631	15,587	4,746	1,298	—	—	—
3	Other Long-Term Obligations	917	230	233	236	218	—	—
	Total Contractual Cash Obligations	$79,105	$26,617	$18,155	$8,578	$5,654	$4,200	$15,901

1	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property (if any). Does not include agreements that are cancellable without penalty.

3	Deferred compensation liability (undiscounted).

The working capital deficit was $15,105,000 as of March 8, 2011. It was $18,152,000 as of June 1, 2010 and $18,855,000 as of the end of the previous quarter that ended December 14, 2010. The improvement is mostly the result of a higher level of cash on hand as March 8, 2011.

A financing package of unsecured credit facilities has been in place for many years with the same lending institution. The financing package was amended and restated in October 2010 (2010 Loan Agreement). The 2010 Loan Agreement increased the amount available to be borrowed on the Construction Loan to $15,000,000, up $14,000,000 from the $1,000,000 that had remained available from the previous renewal cycle. As of March 8, 2011, $12,000,000 was available to be borrowed.

The 2010 Loan Agreement also renewed the $5,000,000 Revolving Loan, which provides financing to fund temporary working capital if needed (unused as of March 8, 2011). In addition, the 2010 Loan Agreement provides a new $10,000,000 Stock Repurchase Loan, under which $9,000,000 was available to be borrowed as of March 8, 2011. All funds provided by the 2010 Loan Agreement are readily available to be borrowed through April 2012. The Company is in full compliance with the covenants contained in the 2010 Loan Agreement.

Operating Activities

Operating cash flows were $23,413,000 during the First Three Quarters of Fiscal 2011, which compares with $19,245,000 in the First Three Quarters of Fiscal 2010. The change is usually attributable to normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from quarter to quarter.

The Small Business Jobs Act of 2010, federal legislation that was signed into law in September 2010, extended bonus depreciation through December 31, 2010, which had previously expired December 31, 2009. The Tax Relief, Unemployment Insurance Reauthorization and Job Creation act of 2010, federal legislation that was signed into law in December 2010, extended bonus depreciation through December 31, 2011. The combined effect of the two pieces of legislation allows the Company to immediately write-off 50 percent of the cost of certain capital expenditures made between January 1, 2010 and September 7, 2010, with 100 percent of capital spending costs from September 8,

2010 through December 31, 2011 to be immediately written-off. The legislation, together with an IRS Change in Accounting Method, has allowed the Company to reduce its first three tax deposits for Fiscal 2011 by over $3,000,000 compared with the same periods last year.

Management measures cash flows from the operation of the business by simply adding to net earnings certain non-cash expenses such as depreciation, losses (net of any gains) on disposition of assets, charges for impairment of assets (if any), stock based compensation cost and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $21,152,000 in the First Three Quarters of Fiscal 2011 and $19,692,000 in the First Three Quarters of Fiscal 2010.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $14,505,000 during the First Three Quarters of Fiscal 2011, a decrease of $2,549,000 from the First Three Quarters of Fiscal 2010. This year’s capital spending includes $13,100,000 for Big Boy restaurants and $1,405,000 for Golden Corral restaurants. These capital expenditures consisted of land for future development, new restaurant construction, on-going reinvestments in existing restaurants including remodelings, kitchen and dining room expansions, routine equipment replacements and other maintenance capital outlays.

There were no proceeds from the disposition of real property during the First Three Quarters of Fiscal 2011 or the First Three Quarters of Fiscal 2010. Shortly after the Third Quarter of Fiscal 2011 ended, the sale of an excess piece of property was completed. Proceeds amounted to $361,000.

Financing Activities

Borrowing against credit lines amounted to $5,000,000 during the First Three Quarters of Fiscal 2011, which includes $2,500,000 that was borrowed during the Third Quarter of Fiscal 2011 — $1,500,000 on the Construction Loan and $1,000,000 from the Stock Repurchase Loan. Scheduled and other payments of long-term debt and capital lease obligations amounted to $6,258,000 during the First Three Quarters of Fiscal 2011.

Three quarterly cash dividends were paid to shareholders during the First Three Quarters of Fiscal 2011, which amounted to $2,173,000 or $0.43 per share. In addition, a $0.15 per share dividend had been declared but not paid as of March 8, 2011. Its payment of $752,000 on April 8, 2011 was the 201st consecutive quarterly dividend paid by the Company. The Company expects to continue its 50 year practice of paying regular quarterly cash dividends.

During the First Three Quarters of Fiscal 2011, options to purchase 63,478 shares of the Company’s common stock were exercised (none in the Third Quarter of Fiscal 2011), 61,478 of which were exercised by the President and Chief Executive Officer (CEO). The issuance (or re-issuance from the Company’s treasury) of 63,478 shares of the Company’s stock yielded proceeds to the Company of approximately $674,000.

During the First Three Quarters of Fiscal 2011, options to purchase 40,000 shares of the Company’s common stock were granted (June 2010) to executive officers (excluding the CEO) and 3,000 options shares were granted to the CEO (October 2010) pursuant to the terms of his employment agreement. As of March 8, 2011, 466,840 shares granted under the Company’s stock option plans remain outstanding, including 386,007 fully vested shares at a weighted average exercise price of $22.84. The closing price of the Company’s stock was $21.54 on March 8, 2011.

In lieu of granting an automatic annual option to purchase stock, 12,036 shares of restricted stock were awarded in October 2010 to non-employee members (2,006 shares each) of the Board of Directors. The shares were re-issued from the Company’s treasury and will vest in full on the first anniversary date of the grant. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service ends, except that enough shares may be sold to satisfy tax obligations attributable to the grant.

The current stock repurchase program was authorized by the board of Directors on January 6, 2010, which authorizes the Company to repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two year period that will expire January 6, 2012. Since its inception, the Company has acquired 171,300 shares at a cost of $3,569,000 through March 8, 2011, of which 124,832 have been acquired since the beginning of Fiscal 2011 at a cost of $2,560,000, including 18,143 shares acquired during the Third Quarter of Fiscal 2011 at a cost of $390,000. In addition, 75,000 shares were repurchased through a block trade that was completed on March 21, 2011 at a cost of $1,599,000.

Other Information

Four new Big Boy restaurants opened for business during the First Three Quarters of Fiscal 2011 (none in the Third Quarter of Fiscal 2011). Three of the four restaurants were constructed on land that was acquired in fee simple estate during Fiscal 2010. The fourth one was built on land that is occupied pursuant to the terms of a capital lease. As of March 8, 2011, one new Big Boy restaurant was under construction on land owned in fee simple estate. Construction is scheduled to begin on a second new Big Boy in April 2011 on leased land. Openings are currently scheduled for June and August 2011. Two other sites owned by the Company are in the pipeline for future construction, including one that was acquired during the Third Quarter of Fiscal 2011. Any other contracts to acquire promising sites for future development are cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the respective contracts.

Including land and land improvements, the cost required to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether the new restaurant is constructed using plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its recently adapted smaller version, the 2010 building prototype (5,000 square feet with seating for 146 guests), which is used in smaller trade areas. The 2010 building prototype plan was used to construct all four Big Boy restaurants that opened during the First Three Quarters of Fiscal 2011. The 2001 building prototype plan will be used to construct the two restaurants scheduled to open during the summer of 2011.

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

Nine Golden Corrals are being renovated during the period January 2011 through the end of Fiscal 2011. The Fiscal 2011 Golden Corral remodeling budget is approximately $3,020,000.

The Company possesses development rights to open up to 12 more Golden Corrals by December 31, 2011. These rights were acquired several years ago when the Company paid $135,000 in initial franchise fees. Because management has determined that no further Golden Corral restaurants will be developed, $135,000 was written-off during the previous quarter, which ended December 14, 2010. Three Golden Corral restaurant locations that were determined to have an impairment of long-lived assets at the end of Fiscal 2008 remained in operation as of March 8, 2011.

Although part of the Company’s strategic plan entails owning the land on which it builds new restaurants, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Seven of the 35 Golden Corral restaurants and four Big Boy restaurants that have opened since 2003 were built on leased land. As of March 8, 2011, 22 restaurants were operating on non-owned premises, 21 of which are being accounted for as operating leases with one treated as a capital lease. In addition, an operating lease is in place for land on which construction of a Big Boy restaurant is scheduled to begin in April 2011.

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

ITEM 4. CONTROLS and PROCEDURES

a) Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 8, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

b) Changes in Internal Control over Financial Reporting. There were no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fiscal quarter ended March 8, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company continually takes reasonable preventive measures to reduce its risks and uncertainties. However, the nature of some risks and uncertainties provides little, if any, control to the Company. The realization of any of the operational and other risks and uncertainties identified herein, together with those risks not specifically listed or those that are presently unforeseen, could result in significant adverse effects on the Company’s financial position, results of operations and cash flows, which could include the permanent closure of any affected restaurant(s) with an impairment of assets charge taken against earnings, and could adversely affect the price at which shares of the Company’s common stock trade.

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

Governmental and Other Rules and Regulations

Governmental and other rules and regulations can pose significant risks to the Company. Examples include:

•	general exposure to penalties or other costs associated with the potential for violations of numerous

•	governmental regulations, including:

¡	immigration (I-9) and labor regulations regarding the employment of minors

¡	minimum wage and overtime requirements

¡	employment discrimination and sexual harassment

¡	health, sanitation and safety regulations

¡	facility issues, such as meeting the requirements of the Americans with Disabilities Act of 1990 or liabilities to remediate unknown environmental conditions

•	changes in existing environmental regulations that would significantly add to the Company’s costs

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety

•	climate legislation that adversely affects the cost of energy

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements

•	compliance with recently enacted legislation to reform the U.S. health care system could adversely affect the Company’s health care costs

•

nutritional labeling on menus — compliance with recently enacted legislation requiring nutritional labeling on menus and the Company’s reliance on the accuracy of information obtained from third party suppliers

•	nutritional labeling on menus — potential adverse effect on sales and profitability if customers’ menu ordering habits change

•	legislation or court rulings that result in changes to tax codes that are adverse to the Company

•	changes in accounting standards imposed by governmental regulators or private governing bodies could adversely affect the Company’s financial position

•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly

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

Technology and Information Systems

The strategic nature of technology and information systems is of vital importance to the operation of the Company. Events that could pose threats to the operation of the business include:

•	catastrophic failure of certain information systems

•	difficulties that may arise in maintaining existing systems

•	difficulties that may occur in the implementation of and transition to new systems

•	financial stability of vendors to support software over the long term

•	failure to comply with the Payment Card Industry Security Standards Council’s data security standard by July 2011 could restrict the Company’s ability to accept credit cards as a form of payment

In addition, security violations or any unauthorized access to information systems, including breaches on third party servers, could result in the loss of proprietary data. Should consumer privacy be compromised, consumer confidence may be lost, which could adversely affect sales and profitability.

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

(c) Issuer Purchases of Equity Securities

In January 2010, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two-year period that expires January 6, 2012. The following table shows information pertaining to the Company’s repurchases of its common stock during the third quarter of fiscal year 2011, which ended March 8, 2011:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Dec. 15, 2010 to Jan. 11, 2011	7,889	$21.57	7,889	338,954
Jan. 12, 2011 to Feb. 8, 2011	4,748	$21.09	4,748	334,206
Feb. 9, 2011 to Mar. 8, 2011	5,506	$21.73	5,506	328,700

Total	18,143	$21.49	18,143	328,700

In addition, 75,000 shares were repurchased through a block trade that was completed on March  21, 2011 at a cost of $1,599,000 or $21.32 per share.

ITEM 3. DEFAULTS upon SENIOR SECURITIES

Not applicable

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

Not applicable

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

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934

Rule 13a-14(a) or 15d-14(a), is filed herewith.

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934

Rule 13a-14(a) or 15d-14(a), is filed herewith.

32.1 Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2 Section  1350 Certification of Chief Financial Officer is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(Registrant)
DATE April 1, 2011
BY /s/ Donald H. Walker
Donald H. Walker
Vice President and Chief Financial Officer,
Principal Financial Officer
Principal Accounting Officer