Form 10-K
period 2011-05-31
FRISCHS RESTAURANTS INC
filed 2011-07-29
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Yes [    ]    No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [    ]    No [ x ]

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

Yes [    ]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment of this Form 10-K.

      [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ x ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]    No [ x ]

The aggregate market value of voting common stock held by non-affiliates of the registrant on December 14, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $75,401,000, based upon the closing sales price of the registrant’s common stock as reported on NYSE Amex on that date. The registrant does not have any non-voting common equity.

As of July 26, 2011, there were 4,926,703 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held October 5, 2011 are incorporated by reference into Part III of this Form 10-K.

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

All forward looking information in this Form 10-K is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. Except as may be required by law, the Company disclaims any obligation to update any of the forward-looking statements that may be contained in this Form 10-K.

References to fiscal years used in this Form 10-K

In this Annual Report on Form 10-K, the Company’s fiscal year that ended May 31, 2011 may be referred to as fiscal year 2011. The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of the month of May. Fiscal year 2011 consisted of 52 weeks.

Also in this Annual Report on Form 10-K, the Company’s fiscal years that ended June 1, 2010, June 2, 2009, June 3, 2008 and May 29, 2007 may be referred to as fiscal years 2010, 2009, 2008 and 2007, respectively. All of these years consisted of 52 weeks, except for fiscal year 2008, which was a 53 week year. References to fiscal year 2012 refer to the 52 week year that began on June 1, 2011, which will end on Tuesday, May 29, 2012.

The first quarter of each fiscal year presented herein contained 16 weeks while the last three quarters contained 12 weeks, except for the fourth quarter of fiscal year 2008, which contained 13 weeks.

PART I

(Items 1 through 4)

Item 1. Business

Background

The registrant, Frisch’s Restaurants, Inc. (together with its wholly owned subsidiaries, referred to as the “Company” or the “Registrant”), is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. Frisch’s Big Boy (Big Boy) restaurants operated by the Company during the last five years have been located entirely in various regions of Ohio, Kentucky and Indiana. In addition to Ohio, Kentucky and Indiana, Golden Corral restaurants have been operated in small portions of Pennsylvania and West Virginia during the last five years.

Incorporated in the state of Ohio in 1947, the Company’s stock has been publicly traded since 1960. Today it trades on the NYSE Amex market.

The Company’s executive offices are located at 2800 Gilbert Avenue, Cincinnati, Ohio 45206. The telephone number is (513) 961-2660. The Company’s web site is www.frischs.com.

As of May 31, 2011, the Company’s operations consisted of 95 Big Boy restaurant and 35 Golden Corral restaurants. Additionally, 25 Big Boy restaurants were in operation under licensing rights granted by the Company to other operators. All of the restaurants licensed to other operators are located in various markets within the states of Ohio, Kentucky and Indiana.

The Company owns the trademark “Frisch’s.” The rights to the “Big Boy” trademark, trade name and service mark are exclusively and irrevocably owned by the Company for use in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. “Golden Corral” is a registered trademark of the Golden Corral Corporation, Raleigh, North Carolina.

Financial information for both the Big Boy and Golden Corral operating segments as of and for the three fiscal years in the period ended May 31, 2011 appears in Note G - Segment Information – to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Big Boy Restaurant Operations

Big Boy restaurants are full service family-style restaurants offering quick, friendly service, which the Company operates under the name “Frisch’s.” All of the restaurants offer “drive-thru” service. The restaurants are generally open seven days a week, typically from 7:00 a.m. to 11:00 p.m. with extended weekend evening hours. Standardized menus offer a wide variety of items at moderate prices, featuring well-known signature items such as the original “Big Boy” double-deck hamburger sandwich, freshly made onion rings and hot fudge cake for dessert. Several promising new items were introduced to the menu in fiscal year 2011, including awesome burgers (non-beef), smoothies and hand dipped shakes. Menu selections also include many other sandwiches, pasta, roast beef, chicken and seafood dinners, desserts, non-alcoholic beverages and many other items. In addition, a full breakfast menu is offered, and all of the restaurants utilize breakfast bars that are easily converted to soup and salad bars for lunch and dinner hours. Drive-thru and carryout menus emphasize combo meals that consist of a popular sandwich packaged with french fries and a beverage and sold at a lower price than if purchased separately.

Although customers have not shown any significant preference for highly nutritional, low fat foods, such items are available on the menu and salad bars. Customers are not discouraged from ordering customized servings to meet their dietary concerns. For example, a sandwich can be ordered without the usual dressing of cheese and tartar sauce. In addition, beginning in fiscal year 2011, fried foods are now fried only in trans fat-free shortening.

Operations in the Big Boy segment are vertically integrated. The Company operates a commissary and food manufacturing plant near its Cincinnati headquarters, which manufactures and prepares foods, and stocks food and beverages, paper products and other supplies for distribution to Big Boy restaurants. Some companies in the restaurant industry operate commissaries, while others purchase directly from outside sources. Raw materials, principally consisting of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. The Company believes that its Big Boy operations benefit from centralized purchasing and food preparation through its commissary operation, which ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs. The commissary does not supply the Company’s Golden Corral restaurants.

Substantially all licensed Big Boy restaurants regularly purchase products from the commissary. Sales of commissary products to Big Boy restaurants licensed to other operators were $9.0 million in fiscal year 2011 (3.0 percent of consolidated sales), $8.6 million fiscal year 2010 (2.9 percent of consolidated sales) and $9.0 million in fiscal year 2009 (3.0 percent of consolidated sales).

System-wide Frisch’s Big Boy restaurant gross sales, which include sales generated by restaurants that the Company licenses to others, were approximately $225 million in fiscal year 2011, $215 million in fiscal year 2010, and $216 million in fiscal year 2009.

The Big Boy marketing strategy - “What’s Your Favorite Thing?” – has been in place for more than ten years. Results from ongoing market research indicate its effectiveness has not diminished. Television commercials are broadcast on local network affiliates and local cable programming that emphasize Big Boy’s distinct and signature menu items and unique dining experience.

Television and radio are the primary media to carry and promote Big Boy’s key messages. Television reinforces the positioning of “Favorite Things” while radio provides a cost effective means to promote shorter-term menu items. Five new television commercials debuted in fiscal year 2011. Outdoor billboards and targeted online advertising are used to complement the media plan, primarily to introduce and promote new menu items. The Company also utilizes social media as a means to develop two-way communication directly with the customer. Targeted social media communities are a cost effective way to reach a wide range of customers, but are a particularly important means to reach younger audiences.

The Company currently expends for advertising an amount equal to 2.5 percent of Big Boy gross sales, plus fees paid into an advertising fund by restaurants licensed to other operators.

Designed with longevity in mind while also appealing to younger customers, newly constructed Big Boy restaurants are marked with bold colors and bright environments, featuring sleek lines, cherry colored paneling and wood trim, accented with abundant natural light and company memorabilia covering much of the wall space. On average, the approximate cost to build and equip a typical Big Boy restaurant currently ranges from $2,500,000 to $3,400,000, depending on land cost and land improvements, which can vary greatly from location to location, and whether the land is purchased or leased. Costs also depend on whether the new restaurant is constructed using basic plans for the original newer building prototype (5,700 square feet, used since 2001) or its smaller adaptation that was developed in fiscal year 2010 (5,000 square feet) for use in smaller trade areas.

As part of the Company’s commitment to serve customers in clean, pleasant surroundings, the Company renovates approximately one-fifth of its Big Boy restaurants each year. The renovations are designed to not only refresh and upgrade the interior finishes, but also to synchronize the interiors and exteriors of older restaurants with that of newly constructed restaurants. The current cost to renovate a Big Boy restaurant ranges from $100,000 to $200,000.

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

The following tabulation recaps Big Boy restaurant openings and closings for restaurants operated by the Company for the five most recent fiscal years:

	Fiscal Year
	2007	2008	2009	2010	2011

Big Boy Restaurants Operated by the Company

In operation beginning of year	90	87	87	88	91

Opened	2	2	2	3	4
Opened replacement building	-	1	1	1	-
Closed to make way for new buildings	(1)	-	(1)	(1)	-
Closed	(4)	(3)	(1)	-	-

End of year - total operated Big Boy restaurants	87	87	88	91	95

The four new Big Boy restaurants opened in fiscal year 2011 were: 1) July 2010 in Louisville, Kentucky, 2) August 2010 near Dayton, Ohio, 3) October 2010 in Elizabethtown, Kentucky (Louisville market) and 4) December 2010 in Heath, Ohio (Columbus market).

Two other sites were under construction as of May 31, 2011: one to open near Cincinnati, Ohio in July 2011, and the other is scheduled to open in Highland, Heights, Kentucky (Cincinnati market) in September 2011. Three other sites are in the pipeline for future construction, including two that were acquired in fiscal year 2011. Several other sites are currently being evaluated for future acquisition and development.

With respect to Big Boy restaurants licensed to other operators, the following tabulation recaps openings and closings for the five most recent fiscal years:

	Fiscal Year
	2007	2008	2009	2010	2011

Big Boy Restaurants Licensed to Others

Licensed to others beginning of year	28	28	28	26	25

Opened	-	-	-	-	-
Closed	-	-	(2)	(1)	-

End of year - total Big Boy restaurants licensed to others	28	28	26	25	25

Franchise fees are charged to licensees for use of trademarks and trade names and licensees are required to make contributions to the Company’s general advertising account. These fees and contributions are calculated principally on percentages of sales. Total franchise and other service fee revenue earned by the Company from licensees was $1.2 million in fiscal year 2011, $1.1 million in fiscal year 2010 and $1.1 million in fiscal year 2009. Other service fees from licensees include revenue from accounting and payroll services that four of the licensed restaurants currently purchase from the Company.

The license agreements with licensees are not uniform, but most of the licenses for individually licensed restaurants that were in effect as of May 31, 2011 are covered by agreements containing the following provisions:

1.

The Company grants to the Licensee the right to use the name “Frisch” and/or “Frisch’s,” “Big Boy” and related trademarks and trade names in connection with the operation of a food and restaurant business, in return for which the Licensee pays a monthly license fee equal to 3.75 percent of its gross sales. In addition, an initial license fee of $30,000 is generally required.

2.	The Company provides local and regional advertising through publications, radio, television, etc., in return for which the Licensee pays a monthly fee equal to 2.5 percent of its gross sales.

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

Golden Corral Restaurant Operations

In 1998, the Company entered into an area development agreement with Golden Corral Franchising Systems, Inc. of Raleigh, North Carolina (Franchisor), under which development rights were granted to the Company to establish and operate 26 Golden Corral restaurants in certain markets in Ohio, Kentucky and Indiana, principally the greater metropolitan areas of Cincinnati and Dayton, Ohio and Louisville, Kentucky. In 2000, the Company entered into a second area development agreement with the Franchisor, which granted development rights to the Company to establish and operate 15 additional Golden Corral restaurants in certain defined markets in the Cleveland and Toledo, Ohio Designated Market Areas. In July 2004, the Company entered its third area development agreement under which rights were received to develop an additional 22 Golden Corral restaurants by December 31, 2011, including markets in western Pennsylvania, southern Michigan, northern Indiana, the northwest portion of West Virginia and certain areas of Ohio, including Columbus.

The July 2004 development agreement was amended in April 2008 to delete 16 restaurants from development plans, which were to be located in western Pennsylvania, southern Michigan, and northern Indiana. The Company’s rights to develop 12 additional Golden Corral restaurants will expire December 31, 2011. The Company does not have the right to sub-license others to use the Golden Corral system or proprietary marks.

The Company opened its first Golden Corral restaurant in January 1999. Thirty-three more opened over the course of the seven year period ending May 30, 2006. The Company opened its 35th and final Golden Corral restaurant in July 2007. The Company has no plans to build any additional Golden Corral restaurants.

On June 4, 2008, the Company announced that management had concluded that certain assets in the Golden Corral segment were impaired under applicable accounting rules. As a result, a non-cash pretax charge to earnings approximating $4.7 million dollars was taken to record the impairment in the fourth quarter of fiscal year 2008. The impairment charge lowered the carrying values of three Golden Corral restaurant locations to their estimated fair values, as required when the expected future cash flows from the operation of individual restaurants is less than the carrying values of the operating assets. The three restaurants with impaired values remained in operation as of May 31, 2011.

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

Under the terms of the area development agreements, each Golden Corral restaurant operated by the Company is governed by an individual franchise agreement. The term of each franchise granted is for 15 years from the date the restaurant opens for business. Renewal privileges include two additional consecutive five year terms provided that the terms are the same as the then-current form of renewal required by the Franchisor.

The granting of each individual franchise agreement required the Company to pay an initial franchise fee of $40,000. The franchise agreements also require a continuing royalty fee equal to 4 percent of the restaurant’s gross sales, and require the Company to expend or contribute for advertising an amount not less than 2 percent of the restaurant’s gross sales up to a maximum of 6 percent of the restaurant’s gross sales.

Royalty fees have always been paid to the Franchisor weekly. Prior to January 1, 2009, the Company was permitted to retain and expend advertising fees at its direction, at the rate of 2 percent of gross sales. On January 1, 2009, the Franchisor initiated a national advertising program under which all Golden Corral restaurants in its system were required to begin contributing their advertising fees each week to the Franchisor, continuing at the rate of 2 percent of gross sales. On January 1, 2010, advertising fees were increased to 2.4 percent of gross sales, allowing additional national media buying by the Franchisor. The changes have effectively expanded cable television spots, which focus on Golden Corral’s value in comparison to competition and a wide range of available dining options, in all the Company’s market areas.

A renovation program for Golden Corral restaurants has been tailored to replicate the highly successful Big Boy renovation program. Each Golden Corral restaurant is renovated every seven years, but carpeting is replaced every 42 months. The fiscal year 2012 remodeling budget is approximately $2,545,000. This includes the carryover cost to complete four restaurants for which work was not completed in the prior year, and three other restaurants to be remodeled over the winter months.

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

The Company’s incentive-based compensation program for restaurant managers, area supervisors and regional directors (collectively, operations management) ties compensation of operations management directly to the cash flows of their restaurant(s), which allows incentive compensation to be more consistently earned. The incentive compensation that operations management can earn under the program is at a level the Company believes is above the average for competing restaurant concepts. The Company believes the program has reduced turnover in operations management, and has resulted in a strong management team that focuses on building same store sales and margins.

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

The execution of the $2,000,000 plan that was launched in May 2009 to merge the POS systems of Big Boy and Golden Corral into one integrated solution through the implementation of new software that provides both ‘front of the house’ and ‘back of the house’ functionality was completed in September 2010 when the final batches of systems were installed in the final groupings of Big Boy restaurants. Installations in Golden Corral restaurants were fully completed in fiscal year 2010. As part of the plan, each Golden Corral was also fitted with new POS register equipment and back office hardware, and each Big Boy received new back office hardware. A five year plan to replace POS register equipment in Big Boy restaurants was completed during fiscal year 2008.

The implementation of the integrated solution includes improved security measures derived through the installation of biometric sign-on devices to access the POS systems, replacing card swipe technology. The system meets the security requirements of the Payment Card Industry (PCI). The Company received its attestation of compliance in June 2011. A finding of non-compliance could have restricted the Company’s ability to take credit cards.

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

Digital Subscriber Lines (DSL) were installed in all Big Boy restaurants in fiscal year 2008, replacing satellite broad band connectivity between headquarters and the restaurants. DSL installation in Golden Corral restaurants was completed during fiscal year 2010. The changeover has eliminated periodic disruptions of service associated with satellite technology.

Big Boy gift cards have been sold in certain grocery store outlets since 2009. During fiscal year 2010, Big Boy gift cards became available online through the Company’s corporate web site (www.frischs.com). Golden Corral gift cards became the standard within the Golden Corral franchise system in fiscal year 2007.

Electronic signature capture devices that process debit and credit card transactions, which have been in place in all Big Boy restaurants for several years, will be added in all Golden Corral restaurants during fiscal year 2012. Other paperless systems in restaurants include a) employee payroll advices that can be either emailed directly to the employee or provided electronically to each restaurant where the employees may print them on demand if desired, b) signatures have been captured on key employment documents such as Form W-4 and acknowledgements regarding employee handbooks, and c) an online employment application has been added to the Company’s corporate web site (www.frischs.com) that provides direct feeds into the POS system and the enterprise reporting system at headquarters.

Originally installed in 2004, the enterprise reporting system that supports the Company’s information needs has twice been successfully upgraded to new environments, most recently in September 2009. A further upgrade is currently being planned for August 2011. A complete headquarters network upgrade (wiring and equipment) was completed in the spring of 2007, which coincided with the replacement of the headquarters telephone system with a Voice Over Internet Protocol (VOIP) system.

A secondary data storage appliance with supporting hardware and a VMware server were purchased in fiscal year 2011 to build an off-site storage area network (SAN). The SAN is being designed to perform near real time replication of all data in the production environment, which will allow for quick start-up of the disaster recovery environment should it be necessary to call it into service. The new environment will also be available for testing at all times. The SAN is expected to be operational by August 2011, when the current use of an off-site tape library system will be discontinued.

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

Trademarks and Service Marks

The Company has registered certain trademarks and service marks on the Principal Register of the United States Patent and Trademark Office, including “Frisch’s” and the tagline “What’s Your Favorite Thing?” Other registrations include “Brawny Lad,” “Buddie Boy,” “Just Right Favorites,” “Pie Baby,” “Fire & Ice,” “Frisch-ly Made,” “Bundle of Joy,” and “Tiers of Joy.” All of these registrations are considered important to the Company’s Big Boy operations, especially the primary mark “Frisch’s” and the tag line “What’s Your Favorite Thing?” The duration of each registration varies depending upon when registration was first obtained. The Company currently intends to renew all of its trademarks and service marks when each comes up for renewal.

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

Seasonality

The Company’s business is moderately seasonal for both the Big Boy and Golden Corral operating segments, with the third quarter of the fiscal year (mid-December through early March) normally accounting for a smaller share of annual revenues. Additionally, severe winter weather can have a marked negative impact upon revenue during the third quarter. Occupancy and other fixed operating costs have a greater negative impact on operating results during any quarter that may experience lower sales. Results for any quarter should not be regarded as indicative of the year as a whole, especially the first quarter, which contains 16 weeks. Each of the last three quarters normally contains 12 weeks.

Working Capital

Restaurant sales provide the Company’s principal source of cash. Funds from both the Big Boy and Golden Corral operating segments are immediately available to meet the Company’s working capital needs, as substantially all restaurant sales are settled in cash or cash equivalents such as debit and credit cards. Other sources of cash may include borrowing against credit lines, proceeds from stock options exercised and occasional sales of real estate.

The Company uses its positive cash flows for debt service, capital spending (principally restaurant expansion), capital stock repurchases and cash dividends.

As there is no need to maintain significant levels of inventories and accounts receivable are minimal in nature, the Company maintains a strategic negative working capital position, which is not uncommon in the restaurant industry. The working capital deficit was $14,240,000 as of May 31, 2011. As significant, predictable cash flows are provided by operations, the deployment of a negative working capital strategy has not and is not expected to hinder the Company’s ability to satisfactorily retire any of its obligations when due. Additionally, a working capital revolving line of credit is readily available if needed.

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

Competition

The restaurant industry is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. Both the Big Boy and Golden Corral operating segments have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of the Company, is dominant in the family-style sector of the restaurant industry. In addition, competition continues to increase from non-traditional competitors such as supermarkets that not only offer home meal replacement but also have now added in-store dining space, a trend that continues to grow in popularity.

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

Research and Development

The Company’s corporate staff includes a research and development chef for its Big Boy restaurants whose responsibilities entail development of new menu items and enhancing existing products. From time to time, the Company also conducts consumer research to identify where future restaurants should be built, along with emerging industry trends and changing consumer preferences. While these activities are important to the Company, these expenditures have not been material during the three fiscal years in the period that ended May 31, 2011 and are not expected to be material to the Company’s future results.

Government Regulation

The Company is subject to licensing and regulation by various Federal, state and local agencies. These licenses and regulations pertain to food safety, health, sanitation, safety, vendors’ licenses and hiring and employment practices including compliance with the Fair Labor Standards Act and minimum wage statutes. All Company operations, including the commissary and food manufacturing plant, are believed to be in material compliance with all applicable laws and regulations. All of the Company’s restaurants substantially meet local and state building and fire codes, and the material requirements of the Americans with Disabilities Act. Although the Company has not experienced any significant obstacles to obtaining building permits, licenses or approvals from governmental bodies, increasingly rigorous requirements on the part of state, and in particular, local governments, could delay or possibly prevent expansion in desired markets.

The Federal Patient Protection and Affordable Health Care Act was enacted in March 2010. As the U.S. Health and Human Services Department and other Federal agencies release their regulations, the Company is closely monitoring the potential for higher costs to maintain the existing health care plans that are sponsored by the Company. The same legislation will require calorie counts and other nutritional information to be posted on the Company’s menus. Proposed regulations regarding menu labeling were issued by the U.S. Food and Drug

Administration in April 2011. Final regulations are expected by the end of calendar year 2011 with implementation required by mid 2012. Sales and profitability could be adversely affected if customers significantly alter their menu ordering habits as this information becomes readily available to them.

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

Employees

As of May 31, 2011, the Company and its subsidiaries employed approximately 8,400 active employees, approximately 2,250 of whom work in Golden Corral restaurants. Approximately 4,600 of the Company’s employees are considered part-time (those who work less than 30 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to sales patterns in individual restaurants. None of the Company’s employees is represented by a collective bargaining agreement. Management believes that employee relations are excellent and employee compensation is comparable with or better than competing restaurants.

Geographic Areas

The Company has no operations outside of the United States of America. The Company’s revenues, consisting principally of retail sales of food and beverages to the general public and certain wholesale sales to and license fees from restaurants licensed to other operators, were substantially generated in various markets in the states of Ohio, Kentucky and Indiana during each of the three fiscal years in the period ended May 31, 2011. In addition, two Golden Corral restaurants are operated in western Pennsylvania and a third restaurant operates in the northwest part of West Virginia. Substantially all of the Company’s long-lived assets were deployed in service in the same states during the same periods stated above.

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

The Company makes available the periodic reports that it files with the SEC through its corporate web site (www.frischs.com) via a hyperlink directly to the Company’s filings on the SEC’s web site. New information available through the hyperlink is generally provided within a few minutes from the time a report is filed. Information contained on or available through the Company’s website is not a part of, nor is it being incorporated into, this Annual Report on Form 10-K. In addition, printed copies of the reports the Company files with the SEC may be obtained without charge by writing to Mark R. Lanning, Vice President – Finance, Frisch’s Restaurants, Inc., 2800 Gilbert Avenue, Cincinnati, Ohio 45206-1206. Email requests may be sent to cfo@frischs.com.

Copies of the Company’s corporate governance documents are also available on the Company’s corporate web site (www.frischs.com). The documents include the Company’s Code of Regulations, Corporate Governance Guidelines, Code of Conduct, Code of Ethics, Insider Trading Policy, Related Person Transaction Policy, the Charter of the Disclosure Controls and Risk Management Committee, and various charters of committees of the Board of Directors, including those of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Finance Committee.

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

Executive Officers of the Registrant

The following table sets forth the names and certain information concerning the executive officers of the Company:

Name	Age	Current Principal Occupation or Employment and Five Year Employment History

Craig F. Maier (a)	61	President and Chief Executive Officer of the Company (since 1989); Director of the Company since 1984

Rinzy J. Nocero	57	Vice President and Chief Operating Officer of the Company (since February 2007); Private Investor (from November 2004 to February 2007); Senior Vice President - Operations, Bob Evans Farms, Inc. (from 1993 to November 2004)

Donald H. Walker	65	Vice President and Chief Financial Officer (since 1996) and Treasurer of the Company (since 1982); Director of the Company since November 2009.

Michael E. Conner, Sr.	59	Vice President - Human Resources of the Company (since 2000)

Michael R. Everett	57	Vice President - Information Services of the Company (since May 2006); Director of Information Services of the Company (from May 2005 to May 2006)

Stephen J. Hansen	46	Vice President - Commissary of the Company (since June 2010); Plant Manager, Klosterman Baking Company (from March 2009 to May 2010); Operations Manager, General Mills (from October 2008 to February 2009); Plant Manager, Campos Foods LLC (from 1996 to June 2008)

James I. Horwitz	54	Vice President – Real Estate of the Company (since March 2008); Director of Leasing and Development, Cincinnati United Contractors (from February 2007 to March 2008); Director of Real Estate, Alderwoods Group (from December 2005 to January 2007)

Mark R. Lanning	56	Vice President – Finance of the Company (since May 2011); Vice President – Investor Relations and Treasurer, Hillenbrand, Inc. (from March 2008 to May 2011); Vice President and Treasurer of Hillenbrand Industries, Inc. (from 1988 to March 2008)

Karen F. Maier (a)	59	Vice President - Marketing of the Company (since 1983); Director of the company since 2005

William L. Harvey	57	Regional Director of the Company (since 1995) and formerly held positions within the Company of Area Supervisor and Executive Store Manager

Lindon C. Kelley	56	Regional Director of the Company (since 2000) and formerly held positions within the Company of Area Supervisor and Executive Store Manager

Louie Sharalaya	61	Regional Director of the Company (since 2001) and formerly held positions within the Company of Area Supervisor and Executive Store Manager

(a)	Craig F. Maier is the brother of Karen F. Maier.

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

In addition to operating results, other factors can influence the volatility and price at which the Company’s common stock trades. The Company’s stock is thinly traded on the NYSE Amex market. Thinly traded stocks can be susceptible to sudden, rapid declines in price, especially when holders of large blocks of shares seek exit positions. Rebalancing of stock indices in which the Company’s shares are placed can also influence the price of the Company’s stock.

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

Economic Factors

Economic recessions can negatively influence discretionary consumer spending in restaurants and result in lower customer counts, as consumers become more price conscious, tending to conserve their cash amid unemployment and economic uncertainty. The effects of higher gasoline prices can also negatively affect discretionary consumer spending in restaurants. Increasing costs for energy can affect profit margins in many other ways. Petroleum based material is often used to package certain products for distribution. In addition, suppliers may add surcharges for fuel to their invoices. The cost to transport products from the commissary to restaurant operations will rise with each increase in fuel prices. Higher costs for electricity and natural gas result in higher costs to a) heat and cool restaurant facilities, b) refrigerate and cook food and c) manufacture and store food at the Company’s food manufacturing plant.

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

Development Plans and Financing Arrangements

The Company’s business strategy and development plans also face risks and uncertainties. These include the inherent risk of poor quality decisions in the selection of sites on which to build restaurants, the ever rising cost and availability of desirable sites and increasingly rigorous requirements on the part of local governments to obtain various permits and licenses. Other factors that could impede plans to increase the number of restaurants operated by the Company include saturation in existing markets, limitations on borrowing capacity and the effects of higher interest rates.

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

Governmental and Other Rules and Regulations

Governmental and other rules and regulations can pose significant risks to the Company. Examples include:

•	general exposure to penalties or other costs associated with the potential for violations of numerous governmental regulations, including:

¡	immigration (I-9) and labor regulations regarding the employment of minors
¡	minimum wage and overtime requirements
¡	employment discrimination and sexual harassment
¡	health, sanitation and safety regulations
¡	facility issues, such as meeting the requirements of the Americans with Disabilities Act of 1990 or liabilities to remediate unknown environmental conditions

•	changes in existing environmental regulations that would significantly add to the Company’s costs
•	any future imposition by OSHA of costly ergonomics regulations on workplace safety
•	climate change legislation that adversely affects the cost of energy
•	legislative changes affecting labor law, especially increases in the Federal or state minimum wage requirements
•	compliance with legislation enacted to reform the U.S. health care system could adversely affect the Company’s health care costs
•

nutritional labeling on menus - compliance with legislation enacted to reform the U.S. health care system that requires nutritional labeling on menus and the Company’s reliance on the accuracy of certain information obtained from third party suppliers

•	nutritional labeling on menus – potential adverse effect on sales and profitability if customers’ menu ordering habits change
•	legislation or court rulings that result in changes to tax codes that are adverse to the Company
•	changes in accounting standards imposed by governmental regulators or private governing bodies could adversely affect the Company’s financial position
•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

All of the Company’s restaurants are freestanding, well-maintained facilities. Older Big Boy restaurants are generally located in urban or heavily populated suburban neighborhoods that cater to local trade rather than highway travel. A few of these restaurant facilities are now more than 40 years old. Big Boy restaurants opened since the early 1990’s have generally been located near interstate highways. A typical Big Boy restaurant built before 2001 contains on average approximately 5,600 square feet with seating capacity for 156 guests. The prototype introduced in 2001 has generally contained 5,700 square feet with seating for 172 guests. An adaptation of the 2001 prototype was introduced in 2010 for use in smaller trade areas. Its footprint approximates 5,000 square feet and has 148 dining room seats.

Golden Corral restaurants constructed through 2002 contained 9,952 square feet with seating for 348 guests. Golden Corral restaurants opened since 2003 have 10,300 square feet with 372 seats.

Most new restaurant construction requires approximately 18 weeks to complete, depending on the time of year and weather conditions. A competitive bidding process is used to award contracts to general contractors for all new restaurant construction. The general contractor selects and schedules sub-contractors, and is responsible for procuring most building materials. A Company project coordinator is assigned to coordinate all construction projects.

The following table provides certain operating segment information with respect to the number and location of all restaurants in the Company’s system as of May 31, 2011:

	Big Boy
	Company Operated	Operated by Licensees	Golden Corral
Cincinnati, Ohio market	50	4	11
Dayton, Ohio market	19	-	5
Columbus, Ohio market	11	1	1
Louisville, Kentucky market	10	2	4
Lexington, Kentucky market	5	3	-
Cleveland, Ohio market	-	-	8
Toledo/Lima/Findlay, Ohio market	-	13	3
Pittsburgh, Pennsylvania market	-	-	3
Other	-	2	-

Total	95	25	35

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

In recent years, it has sometimes become necessary to enter ground leases to obtain desirable land on which to build. In addition, many of the restaurants operated by the Company that opened prior to 1990 were financed with sale/leaseback transactions. Most of the leases are for 15 or 20 years and contain multiple five-year renewal options. All of the leases generally require the Company to pay property taxes, insurance and maintenance. As of May 31,

2011, 22 restaurants were in operation on non-owned premises, 21 of which are classified as operating leases with one being treated as a capital lease. Two of the operating leases contain options to purchase the underlying properties, which only become available over time. Under the terms of the lone capital lease, the Company is required to acquire the underlying land in fee simple estate at any time between the 10th and 15th years of the lease. The following table sets forth certain operating segment information regarding the type of occupancy of Company-operated restaurants:

	Big Boy	Golden Corral

Land and building owned	80	28
Land or land & building leased	15	7

Total	95	35

Seven (all of which are Big Boy restaurants) of the 22 leases in the above table will expire during the next five years, as detailed in the list below. Three of the seven leases have remaining options to renew for five or more years. Current plans call for the three leases expiring in fiscal year 2012 to be vacated upon expiration.

Fiscal year ending in	Number of leases expiring

2012	3
2013	-
2014	1
2015	2
2016	1

Construction of two new Big Boy restaurants, both in the Cincinnati market, was in progress at May 31, 2011 – one on land owned by the Company and the other was being built on leased land (not included in the above tables). Three other sites owned by the Company - one each in the Cincinnati, Columbus and Indianapolis market areas - were in the pipeline and ready for development as of May 31, 2011.

None of the real property owned by the Company is currently encumbered by mortgages or otherwise pledged as collateral. With the exception of certain delivery and other equipment utilized under capital leases expiring during periods through fiscal year 2019, the Company owns substantially all of the furnishings, fixtures and equipment used in the operation of the business.

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

Seven surplus land locations owned by the Company were listed for sale with brokers as of May 31, 2011, four of which are located in the Columbus, Ohio market, the fifth is located in the Louisville, Kentucky market area, the sixth is in the Dayton, Ohio market and the seventh is in Toledo, Ohio. Two former Big Boy restaurants owned by the Company are also listed for sale with brokers, one in the Cincinnati market, and the other in the Dayton, Ohio market. No specific plans have yet been made for three other sites owned by the Company, two of which are located in the Cincinnati market with the third one being located in the Dayton, Ohio market area. Finally, the Company owns one former restaurant building in the Cincinnati market that it leases to a third party.

The Company is contingently liable for the performance of a ground lease (of property located in Covington, Kentucky on which a hotel once operated by the Company is built) that has been assigned to a third party. The annual obligation of the lease approximates $48,000 through 2020. Should the third party default, the Company has the right to re-assign the lease.

Item 3. Legal Proceedings

Employees, customers and other parties bring various claims and suits against the Company from time to time in the ordinary course of business. Whether or not covered by insurance, management presently believes that the resolution of claims currently outstanding will not result in a material effect on the Company’s earnings, cash flows or financial position.

Item  4. (Removed and Reserved)

PART II

(Items 5 through 9)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on NYSE Amex under the symbol “FRS.” The closing price of the Company’s common stock as reported by NYSE Amex on July 26, 2011 was $22.00. There were approximately 1,675 shareholders of record as of July 26, 2011. The following table sets forth the high and low sales prices for the common stock and the cash dividend declared for each quarter within the Company’s two most recent fiscal years:

	Fiscal Year Ended May 31, 2011			Fiscal Year Ended June 1, 2010

	Stock Prices		Dividend	Stock Prices		Dividend
	High	Low	per share	High	Low	per share
1st Quarter	$21.49	$18.54	13¢	$32.21	$23.12	12¢
2nd Quarter	23.70	18.84	15¢	26.79	22.07	13¢
3rd Quarter	22.34	19.89	15¢	25.61	22.17	13¢
4th Quarter	23.61	20.53	15¢	24.10	19.91	13¢

Dividend Policy

Through July 8, 2011, the Company has paid 202 consecutive quarterly cash dividends during its 51 year history as a public company. The Company currently expects that quarterly cash dividends will continue to be paid for the foreseeable future at rates comparable with or slightly higher than those shown in the above table.

Equity Compensation Plan Information

Information regarding equity compensation plans under which common stock of the Company is authorized for issuance is incorporated by reference to Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

In January 2010, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two-year period that expires January 6, 2012. The following table shows information pertaining to the Company’s repurchases of its common stock during its fourth quarter that ended May 31, 2011:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 9, 2011 to April 5, 2011	80,923	$21.31	80,923	247,777

April 6, 2011 to May 3, 2011	11,758	$22.34	11,758	236,019

May 4, 2011 to May 31, 2011	5,951	$22.41	5,951	230,068

Total	98,632	$21.50	98,632	230,068

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock over the five year period ending May 31, 2011 with the Russell 2000 Index and a group of the Company’s peer issuers, selected by the Company in good faith. The graph assumes an investment of $100 in the Company’s common stock, in the Index and in the common stock of each member of the peer group on May 31, 2006 and reinvestment of all dividends.

The Peer Group consists of the following issuers: Bob Evans Farms, Inc., Biglari Holdings, Inc. (Steak n Shake), CBRL Group, Inc. (Cracker Barrel Old Country Store), Denny’s, Inc. and DineEquity, Inc. (IHOP and Applebees).

Item 6. Selected Financial Data

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

SUMMARY OF OPERATIONS

	(in thousands, except per share data)
	2011	2010	2009	2008	2007
Sales	$303,541	$292,872	$297,861	$299,562	$289,934
Cost of sales
Food and paper	105,484	99,651	105,860	106,895	101,401
Payroll and related	101,067	97,919	97,678	98,347	95,501
Other operating costs	67,631	64,988	66,082	66,383	64,043

	274,182	262,558	269,620	271,625	260,945

Gross profit	29,359	30,314	28,241	27,937	28,989

Administrative and advertising	15,872	15,127	14,638	14,131	14,301
Franchise fees and other revenue	(1,324)	(1,266)	(1,281)	(1,278)	(1,254)
Loss (gain) on sale of assets	40	-	(1,163)	(524)	(250)
Litigation settlement	-	-	(890)	-	-
Impairment of long-lived assets	-	-	-	4,660	-

Operating profit	14,771	16,453	16,937	10,948	16,192
Interest expense	1,582	1,748	2,000	2,360	2,672

Earnings before income taxes	13,189	14,705	14,937	8,588	13,520

Income taxes
Current	890	5,664	4,022	5,147	5,357
Deferred	2,826	(958)	194	(2,505)	(1,105)

	3,716	4,706	4,216	2,642	4,252

NET EARNINGS	$9,473	$9,999	$10,721	$5,946	$9,268

Diluted net earnings per share of common stock	$ 1.87	$ 1.93	$ 2.08	$ 1.14	$ 1.78
Cash dividends per share	$ .58	$ .51	$ .48	$ .46	$ .44
Other financial statistics
Working capital (deficit)	$(14,240)	$(18,661)	$(16,552)	$(20,142)	$(25,832)
Capital expenditures	19,703	24,484	18,035	14,646	18,588
Total assets	195,294	189,253	176,976	172,060	179,259
Long-term obligations	40,646	40,109	34,588	30,509	34,538
Shareholders’ equity	125,528	120,094	114,377	110,715	107,870
Book value per share at year end	$25.51	$23.73	$22.43	$21.67	$21.06
Return on average shareholders’ equity	7.7%	8.5%	9.5%	5.4%	8.9%
Weighted average number of diluted shares outstanding	5,068	5,192	5,164	5,228	5,215
Number of shares outstanding at year end	4,920	5,061	5,100	5,110	5,123

Sales change percentage	3.6%	(1.7%)	(.6%)	3.3%	(.4%)
Earnings as a percentage of sales
Gross profit	9.7%	10.4%	9.5%	9.3%	10.0%
Operating profit	4.9%	5.6%	5.7%	3.7%	5.6%
Earnings before income taxes	4.3%	5.0%	5.0%	2.9%	4.7%
Net earnings	3.1%	3.4%	3.6%	2.0%	3.2%

All fiscal years presented contained 52 weeks consisting of 364 days, except for fiscal year 2008, which contained 53 weeks consisting of 371 days.

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

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (Company) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet-style “Golden Corral” restaurants. As of May 31, 2011, 95 Big Boy restaurants and 35 Golden Corral restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana, plus smaller areas in Pennsylvania and West Virginia, and 25 Big Boy restaurants were licensed to other operators who pay franchise and other fees to the Company.

Fiscal Year 2011 ended on Tuesday, May 31, 2011 (a period of 52 weeks comprised of 364 days). It compares with Fiscal Year 2010 that ended on Tuesday, June 1, 2010 and Fiscal Year 2009 that ended on Tuesday, June 2, 2009 (both of which were 52 week periods comprised of 364 days). Fiscal Year 2012 will end on Tuesday, May 29, 2012 (also a period of 52 weeks comprised of 364 days).

Net earnings in Fiscal Year 2011 were $9,473,000, or diluted earnings per share (EPS) of $1.87. Net earnings were $9,999,000 ($1.93 diluted EPS) in Fiscal Year 2010 and $10,721,000 ($2.08 diluted EPS) in Fiscal Year 2009. Diluted EPS was calculated using the following diluted weighted average shares outstanding: 5,068,466 in Fiscal Year 2011, 5,192,419 in Fiscal Year 2010 and 5,164,164 in Fiscal Year 2009. The effective tax rates were 28.2 percent, 32.0 percent and 28.2 percent, respectively, in Fiscal Years 2011, 2010 and 2009.

Factors having a notable effect on pretax earnings when comparing Fiscal Year 2011 ($13,189,000) with Fiscal Year 2010 ($14,705,000) and Fiscal Year 2009 ($14,937,000):

•

Consolidated restaurant sales in Fiscal Years 2011, 2010 and 2009 were $303,541,000, $292,872,000 and $297,861,000, respectively. The increase in Fiscal Year 2011 is primarily attributable to more Big Boy restaurants in operation.

•	Big Boy same store sales decreased 0.4 percent in Fiscal Year 2011, which followed a 1.6 percent decrease in Fiscal Year 2010.

•	Golden Corral same store sales increased 0.6 percent in Fiscal Year 2011, which followed a 2.9 percent decrease in Fiscal Year 2010.
•	Golden Corral pretax earnings were $2,316,000 in Fiscal Year 2011, $3,874,000 in Fiscal year 2010 and $2,170,000 in Fiscal Year 2009.
•	As a percentage of sales, consolidated food costs were 34.8 percent in Fiscal Year 2011, 34.0 percent in Fiscal Year 2010 and 35.5 percent in Fiscal Year 2009.
•	As a percentage of sales, consolidated payroll and related costs were 33.3 percent in Fiscal Year 2011, 33.4 percent in Fiscal Year 2010 and 32.8 percent in Fiscal Year 2009.
•	Net periodic pension cost was $3,025,000 in Fiscal Year 2011, $2,818,000 in Fiscal Year 2010 and $1,814,000 in Fiscal Year 2009.
•	Self-insurance reserve adjustments – charges to earnings of $174,000 and $536,000 were recorded respectively in Fiscal Years 2011 and 2010 versus a credit in Fiscal Year 2009 of $68,000.
•	New store opening costs (all for Big Boy) were $1,073,000 in Fiscal Year 2011, $768,000 in Fiscal Year 2010 and $585,000 in Fiscal Year 2009.
•	Gains & losses on the sale of real estate – a loss of $40,000 was recorded in Fiscal Year 2011, no activity occurred during Fiscal Year 2010 and a gain of $1,163,000 was reported in Fiscal Year 2009.
•	Results for Fiscal Year 2009 included an $890,000 credit to earnings, the result of a favorable conclusion to long-standing litigation.

Underfunded status in the two defined benefit pension plans that are sponsored by the Company was $8,946,000 as of May 31, 2011, which improved from $10,748,000 at June 1, 2010. The improvement resulted in an increase in equity of $1,538,000, net of tax, effected through a credit to accumulated other comprehensive loss.

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

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
	(in thousands)

Big Boy restaurants	$191,493	$181,903	$183,443
Wholesale sales to licensees	8,990	8,554	9,038
Wholesale sales to groceries	1,234	1,152	1,142

Total Big Boy sales	201,717	191,609	193,623
Golden Corral sales	101,824	101,263	104,238

Consolidated restaurant sales	$303,541	$292,872	$297,861

A breakdown of changes in Big Boy same store sales by quarter follows:

Big Boy	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Fiscal Year 2011	(0.8)%	(1.1)%	0.2%	0.5%	(0.4)%
Fiscal Year 2010	(0.1)%	(0.4)%	(3.4)%	(2.7)%	(1.6)%

The 1.6 percent decrease in Big Boy same store sales during Fiscal Year 2010 brought to an end 12 consecutive years of Big Boy same store sales increases. Fiscal Year 2010 (began June 2009) was the first full fiscal year of the economic downturn, which continues to impede sales growth opportunities.

All Big Boy same store sales comparisons include average menu price increases of 1.0 percent, 1.0 percent, and 1.4 percent, implemented respectively near the ends of the third quarters of Fiscal Years 2011, 2010 and 2009. The first quarters of Fiscal Years 2011, 2010 and 2009 included average menu price increases of 1.0 percent, 1.0 percent, and 2.4 percent, respectively. Another increase is currently being planned for implementation in the first quarter of Fiscal Year 2012 (September 2011). Customer counts in same stores were 2.0 percent lower in Fiscal Year 2011 compared with Fiscal Year 2010, which was 3.4 percent lower than Fiscal Year 2009.

The Company operated 95 Big Boy restaurants as of May 31, 2011. The count of 95 includes the following openings and closings since the beginning of Fiscal Year 2009 (June 2008):

Fiscal Year 2011

•	New unit opened in July 2010 in Louisville, Kentucky
•	New unit opened in August 2010 near Dayton, Ohio
•	New unit opened in October 2010 in Elizabethtown, Kentucky (Louisville market)
•	New unit opened in December 2010 in Heath, Ohio (Columbus market)

Fiscal Year 2010

•	New unit opened in May 2010 in Shepherdsville, Kentucky (Louisville market)
•	New unit opened in April 2010 in Independence, Kentucky (Cincinnati market)
•	New unit opened in November 2009 near Hamilton, Ohio (Cincinnati market)
•	Replacement unit opened in September 2009 in Lawrenceburg, Indiana (Cincinnati market) – no sales interruption

Fiscal Year 2009

•	Closed unit in May 2009 in Dayton, Ohio
•	New unit opened in October 2008 in Dayton, Ohio
•	Replacement unit opened in September 2008 in Blue Ash, Ohio (Cincinnati market) – three month sales interruption
•	New unit opened in August 2008 in Winchester, Kentucky (Lexington market)

Planned Big Boy Openings in Fiscal Year 2012

•	Near Cincinnati, Ohio - July 2011
•	Highland Heights, Kentucky (Cincinnati market) – September 2011

When the Big Boy restaurant being built in Highland Heights, Kentucky opens, a nearby aging restaurant will be permanently closed. In addition, three other older Big Boy restaurants currently operating at leased locations will be closed and the properties vacated as their leases expire over the course of Fiscal Year 2012.

A breakdown of Golden Corral same store sales by quarter follows:

Golden Corral	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Fiscal 2011	4.4%	1.4%	(0.9)%	(3.6)%	0.6%
Fiscal 2010	(2.4)%	(3.6)%	(6.4)%	0.7%	(2.9)%

The same store sales increases that began in the fourth quarter of Fiscal Year 2010 and continued through the second quarter of Fiscal Year 2011 was the result of a seasonal promotion that featured baby back ribs on the all-you-can-eat buffet line. The renewal of the promotion in the fourth quarter of Fiscal Year 2011 was not as successful as the prior year. The Golden Corral segment of the business has now experienced a same store sales decline in 23 of the last 31 quarters.

All Golden Corral same store sales comparisons include average menu price increases of 1.0 percent in March 2011, 0.9 percent in January 2011, 1.3 percent in September 2010, 0.5 percent in February 2010, 0.3 percent in May 2009, 2.5 percent in September 2008 and 0.5 percent in June 2008. Same store customer counts were 2.3 percent lower in Fiscal Year 2011 compared with Fiscal Year 2010, which was 4.2 percent lower than Fiscal Year 2009.

The Company operated 35 Golden Corral restaurants as of May 31, 2011. No Golden Corral restaurants have been opened or closed since the beginning of Fiscal Year 2009 (June 2008). Management has no plans for further development of Golden Corral restaurants. Three Golden Corral restaurant operations that were determined to have an impairment of long-lived assets at the end of Fiscal year 2008 remained in operation as of May 31, 2011.

While higher menu prices may contribute to the trend in lower customer traffic, a larger concern is the persistently high unemployment rate in the Midwest that continues to restrict the disposable income of the customer bases for both Big Boy and Golden Corral, which in turn limits sales growth opportunities. Management has no plans to offer competitive discounting or other promotional deals as many other chain restaurant concepts have done during the continued economic downturn to boost their sagging customer traffic because management believes the avoidance of deep discounting has kept the Company’s sales declines to a minimum, placing it in a solid position of not having to ask customers to give up deals when the economy eventually recovers.

Proposed regulations of the menu labeling provisions of the Federal Patient Protection and Affordable Care Act (enacted March 2010) were issued by the U.S. Food and Drug Administration on April 1, 2011. Final regulations are expected by the end of calendar year 2011 with implementation required by mid 2012. Sales volumes in both Big Boy and Golden Corral restaurants may be adversely affected if customers significantly alter their dining choices as a result of the requirement to add nutritional information to menus.

The Payment Card Industry Security Standards Council (PCI) has a data security standard with which all entities that process credit and debit card payments must comply. The standard is designed to prevent credit card fraud by focusing on the internal controls of processing and storing such data. While the Company has long adhered to this standard, an amendment was put in place to require an independent audit to certify the Company’s compliance with the standards of PCI no later than July 2011. The Company received its Attestation of Compliance as a result of an independent audit in June 2011. A finding of non-compliance could have restricted the Company’s ability to continue accepting credit and debit cards as a form of payment.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements because advertising expense is charged against restaurant level profit. Gross profit for both operating segments is shown below.

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
	(in thousands)
Big Boy gross profit	$24,428	$24,066	$23,725
Golden Corral gross profit	4,931	6,248	4,515

Total gross profit	$29,359	$30,314	$28,240

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows, which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	Fiscal Year 2011			Fiscal Year 2010			Fiscal Year 2009
	Total	BB	GC	Total	BB	GC	Total	BB	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Food and paper	34.8	32.9	38.4	34.0	32.2	37.4	35.5	33.8	38.8

Payroll and related	33.3	35.4	29.0	33.4	35.8	28.9	32.8	34.7	29.2

Other operating costs (including opening costs)	22.3	19.6	27.7	22.2	19.3	27.6	22.2	19.2	27.7

Gross profit	9.6	12.1	4.9	10.4	12.7	6.1	9.5	12.3	4.3

Food prices continued to escalate in Fiscal Year 2011. Food costs began rising during the last half of Fiscal Year 2010, after a period of food cost deflation that first emerged during the last half of Fiscal Year 2009. The cost of hamburger and bacon, the two items in the Big Boy menu mix with the greatest consumption, experienced the largest percentages of increase of all commodities purchased in Fiscal Year 2011, as compared with the prior year. Elevated prices for most of the commodities that the Company uses are expected to continue throughout calendar year 2011, including beef, pork, poultry, dairy and grains. Purchase contracts for some commodities may contain contractual provisions that limit the price the Company will pay.

The Company does not use financial instruments as a hedge against changes in commodity prices. The effect of commodity price increases is actively managed with changes to the Big Boy menu mix and effective selection and rotation of items served on the Golden Corral buffet, together with periodic increases in menu prices. However, rapid escalations in the cost of food can be problematic to effective menu management, as evidenced by the rising percentages in the above table despite higher prices being charged to customers. Food and paper cost percentages in the Golden Corral segment are much higher than Big Boy because of the all-you-can-eat nature of the Golden Corral concept, and because steak is featured daily on the buffet line.

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

Management initiated an assessment of its food handling, processing and storage practices that are used at the commissary and food manufacturing plant. Completed in October 2010, the assessment concluded that key safety practices that are in place are very well established and functioning properly. The assessment also noted certain opportunities for improvement, most of which have already been completed, thus providing a solid foundation for ultimate compliance with the Federal Food Safety Modernization act that was signed into law in January 2011.

Payroll and related costs have benefitted from the Federal Hiring Incentives to Restore Employment Act of 2010 (HIRE Act enacted March 2010) under which the Company did not have to pay the employer’s share of social security (FICA) taxes through December 31, 2010 on certain employees hired in calendar year 2010. FICA credits under the HIRE Act amounted to $472,000 during Fiscal Year 2011.

Notwithstanding the improvements shown in some of the payroll and related cost percentages in the above table, operating margins continue to be adversely affected by mandated increases in the minimum wage:

•

In Ohio, where more than two-thirds of the Company’s payroll costs are incurred, the minimum wage for non-tipped employees was increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was increased to $7.00 per hour on January 1, 2008 and to $7.30 per hour on January 1, 2009. While there was no increase on January 1, 2010, the minimum increased to $7.40 per hour on January 1, 2011.

•

The Ohio minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was increased to $3.50 per hour on January 1, 2008 and to $3.65 per hour on January 1, 2009. While there was no increase on January 1, 2010, the minimum increased to $3.70 per hour on January 1, 2011.

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

Although there is no seasonal fluctuation in employment levels, the number of hours worked by hourly paid employees has always been managed closely according to sales patterns in individual restaurants. However, the effects of paying the mandated higher hourly rates of pay have been and are continuing to be countered through the combination of reductions in the number of scheduled labor hours and higher menu prices charged to customers. Without benefit of reductions in labor hours, the Ohio minimum wage increases on January 1, 2011 and January 1, 2009 would have added an estimated $140,000 and $500,000 respectively, to annual payroll costs in Ohio restaurant operations, and the July 2009 increase in the Federal minimum wage would have added an estimated $400,000 to annual payroll costs in non-Ohio restaurant operations.

Despite the savings that come from reductions in hours worked and higher menu prices charged to customers, other factors add to payroll and related costs. These factors include higher costs associated with benefit programs offered by the Company, including significant increases in medical insurance premiums and pension related costs.

Medical insurance premiums totaled approximately $9,900,000 for the plan year that ended December 31, 2010, an increase of 5.2 percent over the plan year ended December 31, 2009, and 21.2 percent higher than the plan year ended December 31, 2008. The Company typically absorbs 78 to 80 percent of the cost, with employees contributing the remainder. Premium cost is currently projected to be 5.7 percent higher in the 2011 calendar year, exceeding a level of $10,450,000. Management continues to evaluate health care reform legislation (the Federal Patient Protection and Affordable Care Act, enacted March 2010) and its potential effects upon the Company, as the U.S. Health and Human Services Department and other Federal agencies release their regulations.

Net periodic pension cost was $3,025,000, $2,818,000 and $1,814,000 respectively, in Fiscal Years 2011, 2010 and 2009. The higher costs in Fiscal Years 2011 and 2010 are primarily the result of market losses experienced in Fiscal Year 2009, which lowered the fair value of plan assets at the end of Fiscal Year 2009 to $19,744,000 from $26,213,000 at the end of the previous year. Settlement losses of $256,000 and $238,000 respectively, were included in the net periodic pension costs for Fiscal Years 2010 and 2009. No settlement losses were incurred in Fiscal Year 2011. Settlement losses are triggered when the sum of all settlements (lump sum cash outs) exceed interest and service cost, which occurred in Fiscal Years 2010 and 2009 in the pension plan that covers hourly restaurant employees.

The expected long-term rate of return on plan assets used to compute pension cost was 7.50 percent in Fiscal Year 2011, which was lowered from 8.00 percent in Fiscal Years 2010 and 2009. The assumption will remain at 7.50 percent for the determination of pension costs for Fiscal Year 2012. Net periodic pension cost increases by approximately $50,000 for each decrease of 25 basis points in the expected return assumption. The discount rate used in the actuarial assumptions to compute pension costs was 5.50 percent in Fiscal Year 2011, which was lowered from 6.50 percent in Fiscal Years 2010 and 2009. The rate for Fiscal Year 2012 will be lowered to 5.25 percent. Net periodic pension cost will increase by approximately $125,000 for each decrease of 25 basis points in the discount rate. The rate of compensation increase used to calculate pension costs was 4.0 percent in Fiscal Years 2011 and 2010, which was lowered from 4.5 percent in Fiscal Year 2009. It will remain at 4.0 percent for Fiscal Year 2012. Net periodic pension cost for Fiscal Year 2012 is currently estimated at approximately $2,754,000, which includes a benefit in excess of $550,000 from changes in assumptions relating to retirement, termination and marriage.

Contributions made to Company sponsored plans were $1,600,000, $1,625,000 and $1,000,000 respectively, in Fiscal Years 2011, 2010 and 2009. Contributions for Fiscal Year 2012 are currently anticipated to be at least $1,600,000. Future funding of the pension plans largely depends upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. The fair value of all plan assets was $27,906,000, $23,030,000 and $19,744,000 respectively at the end of Fiscal Years 2011, 2010 and 2009. Notwithstanding market rebounds in both Fiscal Years 2011 and 2010, the market declines experienced in Fiscal Year 2009 are likely to take several years from which to fully recover. As a result, future funding and net periodic pension costs will remain much higher than historical levels for years to come.

Pension accounting standards require the overfunded or underfunded status of defined benefit pension plans to be recognized as an asset or liability in the Company’s consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations (PBO), which includes a projection of future salary increases. Underfunded status at May 31, 2011 was $8,946,000, an improvement from $10,748,000 at June 1, 2010. The improvement was primarily the result of the increase in the fair value of the plans’ assets. However, it should be noted that the PBO received the benefit from changes in assumptions (retirement, termination and marriage) approximating $2,750,000, which was offset by approximately $950,000 from lowering the discount rate from 5.50 percent to 5.25 percent.

A $1,538,000 increase in the Company’s equity, net of tax, was required at May 31, 2011 to establish underfunded status at $8,946,000. The increase in equity was effected through a credit to accumulated other comprehensive loss. Equity was reduced $1,917,000, net of tax, to establish underfunded status of $10,748,000 at June 1, 2010, effected through a charge against accumulated other comprehensive loss.

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

The Company self-insures a significant portion of expected losses from its Ohio workers’ compensation program. Initial self-insurance reserves are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Active management of claims, which includes a requirement for post accident drug testing, keeps the number of claims and the average cost per claim to a minimum.

Payroll and related costs are also affected when management performs a comprehensive review each quarter of the Ohio workers’ compensation program and adjusts its reserves as deemed necessary based on claims experience. The reserves were increased (charged against earnings) by $174,000 and $536,000 respectively, during Fiscal Year 2011 and Fiscal Year 2010. The reserves were decreased (credited to earnings) by $68,000 in Fiscal Year 2009.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, franchise fees for Golden Corral restaurants, new restaurant opening costs, and many other restaurant operating costs. Opening costs can have a significant effect on the operating costs for the applicable period. Opening costs (all for Big Boy – no Golden Corral restaurants have been opened during the last three fiscal years) in Fiscal Years 2011, 2010 and 2009 were $1,073,000, $768,000, and $585,000 respectively. As most of the other typical expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store sales levels. In other words, percentages rise when sales decrease and percentages will decrease when sales increase. Other operating costs in Fiscal Year 2009 included a charge of $334,000 to write down the carrying value of a Big Boy restaurant that permanently ceased operations on May 31, 2009. Other operating costs for the Golden Corral segment are a much higher percentage of sales than Big Boy because the physical facility of a Golden Corral restaurant is roughly twice as large as a Big Boy restaurant and Golden Corral sales volumes have generally remained well below management’s original long-term expectations.

Operating Profit

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from gross profit, while the line item for franchise fees and other revenue is added to it. Gains and losses from the sale of real property (if any) are then respectively added or subtracted. Charges for impairment of assets (if any) are also subtracted from gross profit to arrive at the measure of operating profit. Operating profit in Fiscal Year 2009 included certain amounts (discussed below) credited to earnings in connection with the settlement of a long-standing legal matter.

Administrative and advertising expense was $15,872,000, $15,128,000 and $14,638,000 respectively in Fiscal Years 2011, 2010 and 2009. Advertising expense represents the largest component of these costs. Advertising expense was $7,541,000, $7,049,000, and $6,984,000 respectively in Fiscal Years 2011, 2010 and 2009. Spending for advertising and marketing programs is proportionate to sales levels, reflecting the Company’s long-standing policy to spend a constant percentage of Big Boy and Golden Corral sales on advertising and marketing. On January 1, 2010, Golden Corral advertising fees were increased from 2.0 percent to 2.4 percent of sales, allowing additional national media buying by Golden Corral Franchising Systems, Inc., which effectively expanded cable television spots in all the Company’s market areas. All other administrative costs were $8,330,000, $8,079,000 and $7,654,000 respectively in Fiscal Years 2011, 2010 and 2009. The Chief Executive Officer’s incentive compensation was included in other administrative costs as follows: $265,000, $511,000 and $497,000 respectively was accrued in Fiscal Years 2011, 2010 and 2009. Stock based compensation costs included in other administrative costs were $421,000, $356,000 and $249,000 respectively in Fiscal Years 2011, 2010 and 2009. Fiscal Year 2011

included a charge in other administrative costs of $135,000 to write-off deposits for Golden Corral development rights.

Revenue from franchise fees is based upon sales volumes generated by Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of May 31, 2011, 25 Big Boy restaurants were licensed to other operators and paying franchise fees to the Company. No new licensed Big Boy restaurants opened during any of the periods presented in this MD&A; one closed during Fiscal Year 2010 and two closed during Fiscal Year 2009. Other revenue also includes certain other fees earned from restaurants licensed to others along with minimal amounts of rent and investment income.

Gains and losses from the sale of assets consist of transactions involving real property and sometimes may include restaurant equipment that is sold together with real property as a package when closed restaurants are sold. Gains and losses reported on this line do not include abandonment losses that routinely arise when certain equipment is replaced before it reaches the end of its expected life; abandonment losses are instead reported in other operating costs.

Losses from sales involving real property in Fiscal Year 2011 amounted to $40,000, primarily the result of the March 2011 sale of certain surplus property. Total sale proceeds in Fiscal Year 2011 were $386,000. No sales of real property occurred during Fiscal Year 2010. Gains from sales involving real property in Fiscal Year 2009 amounted to $1,163,000 on aggregate proceeds of $1,750,000. The gains in Fiscal Year 2009 are primarily attributable to the disposition of a Big Boy restaurant that had ceased operations in June 2008, the gain from which was $1,072,000 on proceeds of $1,487,000.

During Fiscal Year 2009, the Company received $640,000 in full and final settlement of the arbitration award in the long-standing case by the Company against the general contractor that had constructed a Golden Corral restaurant in Canton, Ohio in 2001, which the Company had to subsequently demolish due to defective construction. In addition to the cash received, an additional credit to earnings of $250,000 was recorded to reverse a liability representing the general contractor’s claim against the Company for the outstanding contract balance, which was eliminated when the arbitration award was made final.

No significant charges for impairment of assets were recorded during Fiscal Years 2011, 2010 or 2009.

Interest Expense

Interest expense was $1,582,000, $1,749,000 and $2,000,000 respectively, in Fiscal Years 2011, 2010 and 2009. The decreasing trend is primarily the result of lower debt levels. In addition, the weighted average interest rate on fixed rate financing has moved lower reflecting the retirement of older fixed rate loans that had higher interest rates.

Income Taxes

Income tax expense as a percentage of pre-tax earnings was 28.2 percent in Fiscal Year 2011, 32.0 percent in Fiscal Year 2010 and 28.2 percent in Fiscal Year 2009. The effective rates have been kept consistently low through the Company’s use of available tax credits, principally the Federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Federal Work Opportunity Tax Credit (WOTC). These credits are generally more favorable to the effective tax rate when pretax earnings decrease.

The Company believes it has no uncertain tax positions that have been filed or that are expected to be taken on a future tax return. The Internal Revenue Service completed its examination of the Company’s tax return for Fiscal Year 2009 in November 2010. The examination resulted in no changes.

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

Working Capital Practices

The Company has historically maintained a strategic negative working capital position, which is a common practice in the restaurant industry. As significant cash flows are consistently provided by operations and credit lines remain readily available, this practice should not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments shown in the following table.

Aggregated Information about Contractual Obligations and Commercial Commitments

As of May 31, 2011

			Payments due by period (in thousands)					more
								than 5
		Total	year 1	year 2	year 3	year 4	year 5	years
	Long-Term Debt	$30,326	$7,754	$6,848	$5,118	$3,943	$3,031	$3,632
	Interest on Long-Term Debt (estimated)	3,711	1,333	958	643	399	222	156
	Rent due under Capital Lease Obligations	2,789	374	259	245	245	245	1,421
1.	Rent due under Operating Leases	20,691	1,721	1,582	1,601	1,495	1,406	12,886
2.	Purchase Obligations	19,040	13,639	4,883	351	155	12	-
3.	Other Long-Term Obligations	859	231	233	236	159	-	-

	Total Contractual Cash Obligations	$77,416	$25,052	$14,763	$8,194	$6,396	$4,916	$18,095

1.	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2.

Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property (if any). Does not include agreements that are cancellable without penalty.

3.	Deferred compensation liability (undiscounted).

The working capital deficit was $14,240,000 as of May 31, 2011. The deficit was $18,661,000 as of June 1, 2010. Most of the improvement is attributable to a higher level of cash on hand as of May 31, 2011, and higher prepaid and refundable income taxes.

The Company has had a financing package of unsecured credit facilities in place for many years with the same lending institution. The financing package was amended and restated in October 2010 (2010 Loan Agreement). The 2010 Loan Agreement increased the amount available to be borrowed on the Construction Loan to $15,000,000, up $14,000,000 from the $1,000,000 that had remained available from the previous renewal cycle. As of May 31, 2011, $10,500,000 remained available to be borrowed.

The 2010 Loan Agreement also renewed the $5,000,000 Revolving Loan, which provides financing to fund temporary working capital if needed (unused as of May 31, 2011). In addition, the 2010 Loan Agreement provides a new $10,000,000 Stock Repurchase Loan, under which $9,000,000 remained available to be borrowed as of May 31, 2011.

All remaining funds available under the 2010 Loan Agreement are readily accessible for borrowing through April 2012. The Company expects to encounter no difficulties in extending the 2010 Loan Agreement prior to its scheduled expiration in April 2012.

The Company is in compliance with the covenants contained in the 2010 Loan Agreement.

Operating Activities

Operating cash flows were $29,347,000 in Fiscal Year 2011, which compares with $26,627,000 in Fiscal Year 2009 and $22,408,000 Fiscal Year 2009. These changes are usually attributable to normal changes in assets and liabilities such as prepaid expenses, inventories and accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from year to year.

The Small Business Jobs Act of 2010, Federal legislation that was signed into law in September 2010, extended bonus depreciation through December 31, 2010, which had previously expired December 31, 2009. The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, Federal legislation that was signed into law in December 2010, extended bonus depreciation through December 31, 2011. The combined effect of the two pieces of legislation allows the Company to immediately write-off 50 percent of the cost of certain capital expenditures made between January 1, 2010 and September 7, 2010, and 100 percent of certain capital spending costs from September 8, 2010 through December 31, 2011. Two automatic Change in Accounting Method applications were filed by the Company with the Internal Revenue Service that affect Fiscal Year 2011. The Change in Accounting Method for depreciation and amortization was filed to segregate certain restaurant building costs to their proper categories (shorter recovery periods) for depreciation purposes. The Change in Accounting Method for incidental repairs and maintenance was filed to allow the immediate deduction of certain repairs and maintenance costs, replacing previous accounting that capitalized these costs.

The bonus depreciation legislation, together with the two automatic Change in Accounting Method applications, allowed the Company to reduce its Fiscal Year 2011 tax deposits by over $4,200,000 compared with Fiscal Year 2010.

Management measures cash flows from the operation of the business by simply adding to net earnings certain non-cash expenses such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of long-lived assets (if any), stock based compensation costs and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $27,141,000 in Fiscal Year 2011, $25,819,000 in Fiscal Year 2010 and $24,568,000 in Fiscal Year 2009.

Investing Activities

Capital spending is the principal component of the Company’s investing activities. Capital spending was $19,703,000 during Fiscal Year 2011, which included $17,149,000 for Big Boy restaurants and $2,554,000 for Golden Corral restaurants. These capital expenditures consisted of site acquisitions for expansion, new restaurant construction, ongoing reinvestments in existing restaurants including remodelings, routine equipment replacements and other maintenance capital expenditures.

Proceeds from sales involving real property during Fiscal Year 2011 amounted to $386,000, primarily the result of the March 2011 sale of certain surplus property. No sales of real property occurred in Fiscal Year 2010. Sales involving real property in Fiscal Year 2009 yielded proceeds of $1,750,000, primarily the result of selling a Big Boy restaurant that had ceased operations in June 2008 to make room for redevelopment. Total proceeds from disposition of property as shown on the consolidated statement of cash flows include amounts received from completely separate transactions to sell used equipment and/or other operating assets. Two former Big Boy restaurants and seven surplus land locations are currently held for sale at an aggregate asking price of approximately $3,700,000.

Financing Activities

Borrowing against credit lines amounted to $6,500,000 during Fiscal Year 2011, consisting of $5,500,000 borrowed to finance construction and $1,000,000 borrowed specifically to fund repurchases of the Company’s common stock. Scheduled and other payments of long-term debt and capital lease obligations amounted to $7,734,000 during Fiscal Year 2011.

Regular quarterly cash dividends to shareholders amounted to $2,925,000 in Fiscal Year 2011, or $0.58 per share. The dividend per share was $0.51 in Fiscal Year 2010 and $0.48 in Fiscal Year 2009. A $0.15 per share quarterly dividend was declared on June 3, 2011. Its payment on July 8, 2011 was the 202nd consecutive quarterly dividend paid by the Company. The Company currently expects to continue its 51 year practice of paying regular quarterly cash dividends.

During Fiscal Year 2011, options to purchase 68,145 shares of the Company’s common stock were exercised, 61,478 of which were exercised by the President and Chief Executive Officer (CEO). The issuance (or re-issuance from the Company’s treasury) of 68,145 shares of the Company’s common stock yielded proceeds of $737,000.

During Fiscal Year 2011, options to purchase 40,000 shares of the Company’s common stock were granted (June 2010) to executive officers (excluding the CEO) and 3,000 option shares were granted to the CEO (October 2010) pursuant to the terms of his employment agreement. As of May 31, 2011, 461,840 shares granted under the Company’s two stock option plans remained outstanding, including 381,340 fully vested shares at a weighted average price per share of $22.95. The closing price of the Company’s common stock on May 31, 2011 was $21.73.

In lieu of granting an automatic annual option to purchase stock, 12,036 shares of restricted stock were awarded in October 2010 to the six non-employee members (2,006 shares each) of the Board of Directors. The shares were re-issued from the Company’s treasury and will vest in full on the first anniversary date of the grant. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until Board service ends, except that enough shares may be sold to satisfy tax obligations attributable to the grant.

As of May 31, 2011, 511,881 shares of the Company’s common stock remained available for awards under the 2003 Stock Option and Incentive Plan. On June 15, 2011, the CEO was granted an unrestricted stock award of 17,364 shares and a group of executive officers and other key employees was granted an award of 7,078 restricted shares. The total value of the unrestricted shares of stock issued to the CEO is $371,000, for which the Company will record a charge against its pretax earnings in the first quarter (ending September 20, 2011) of Fiscal Year 2012. The restricted shares issued to officers and employees will vest in full on the first anniversary date of the grant. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until employment ends, except that enough shares may be sold to satisfy tax obligations attributable to the grant.

The current stock repurchase program was authorized by the Board of Directors on January 6, 2010, which authorizes the Company to repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two year period that will expire January 6, 2012. Since the inception of the current program, the Company had acquired 269,932 shares at a cost of $5,689,000 through May 31, 2011, of which 223,464 shares were acquired during Fiscal Year 2011 at a cost of $4,680,000. So long as it is warranted by the price per share, the Company intends to continue making periodic repurchases of its common stock over the remaining life of the current authorization.

Other Information

Four new Big Boy restaurants were opened for business in Fiscal Year 2011. Three of the four restaurants were constructed on land that was acquired in fee simple estate during Fiscal Year 2010. The fourth one was built on land that is occupied pursuant to the terms of a capital lease. As of May 31, 2011, two new Big Boy restaurants were under construction, one on land owned in fee simple estate, the other on land leased to the Company. Openings are currently scheduled for July and September 2011. Three other sites owned by the Company are in the pipeline for future construction, including two that were acquired in Fiscal Year 2011. Any other contracts to acquire promising sites for future development are cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the respective contracts.

Including land and land improvements, the cost required to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether the new restaurant is constructed using plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its smaller adaptation, the 2010 building prototype (5,000 square feet with seating for 148 guests), which is used in smaller trade areas. The 2010 building prototype was used to construct all four Big Boy restaurants that opened during Fiscal Year 2011. The 2001 building prototype is being used to build the two restaurants that were under construction as of May 31, 2011.

Approximately one-fifth of the Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with that of newly constructed restaurants. The current cost to renovate a Big Boy restaurant ranges from $100,000 to $200,000. The Fiscal Year 2012 remodeling budget is $3,320,000. In addition, certain high-volume Big Boy restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether an expansion of the dining room is warranted. A typical kitchen redesign costs approximately $125,000 and a dining room expansion can cost up to $750,000.

The Fiscal Year 2012 remodeling budget for Golden Corral restaurants is approximately $2,545,000. This includes the carryover cost to complete four restaurants for which work was not completed in the prior year, and three other restaurants that will be remodeled over the winter months. Golden Corral restaurants are remodeled every seven years, but replacement of carpeting occurs every 42 months.

The Company possesses development rights to open up to 12 more Golden Corrals by December 31, 2011. These rights were acquired several years ago when the Company paid $135,000 in initial franchise fees. Because management determined that no further Golden Corral restaurants will be developed, the $135,000 fee balance was written-off during Fiscal Year 2011.

Although part of the Company’s strategic plan entails owning the land on which it builds new restaurants, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Seven of the 35 Golden Corral restaurants and four Big Boy restaurants that have opened since 2003 were built on leased land. As of May 31, 2011, 22 restaurants were operating on non-owned premises, 21 of which are being accounted for as operating leases with one treated as a capital lease. In addition, an operating lease is in place for land on which construction of a Big Boy restaurant is currently in progress.

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

Two factors are required for an accounting policy to be deemed critical. The policy must be significant to the fair presentation of a company’s financial condition and its results of operations, and the policy must require management’s most difficult, subjective or complex judgments. Management believes the following to be the Company’s critical accounting policies.

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

Pension Plans

Pension plan accounting requires rate assumptions for future compensation increases and the long-term investment return on plan assets. A discount rate is also applied to the calculations of net periodic pension cost and projected benefit obligations. A committee comprised of executives from the Finance Department and the Human Resources Department, with guidance provided by the Company’s actuarial consulting firm, develops these assumptions each year. The consulting firm also provides services in calculating estimated future obligations and net periodic pension cost.

To determine the long-term rate of return on plan assets, the committee reviews the target asset allocation of plan assets and determines the expected return on each asset class. The expected returns for each asset class are combined and rounded to the nearest 25 basis points to determine the overall expected return on assets. The committee determines the discount rate by looking at the projected future benefit payments by year and matches them to spot rates based on yields of high-grade corporate bonds over the term of projected benefit payments. A single discount rate is selected, and then rounded to the nearest 25 basis points, which produces the same present value as the various spot rates.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company has no significant market risk exposure to interest rate changes as substantially all of its debt is currently financed with fixed interest rates, or will be converted to fixed rate term loans in the next six months. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. Any cash equivalents maintained by the Company have original maturities of three months or less. The Company does not use any foreign currency in its operations.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 31, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2011 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of May 31, 2011 based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

The Company’s internal control over financial reporting as of May 31, 2011 has been audited by Grant Thornton LLP, as is stated in their report that is presented in these financial statements which appears herein.

July 26, 2011
Date

/s/ Craig F. Maier
Craig F. Maier
President and Chief Executive Officer

/s/ Donald H. Walker
Donald H. Walker
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Frisch’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Frisch’s Restaurants, Inc. (an Ohio corporation) and Subsidiaries (the “Company”) as of May 31, 2011 and June 1, 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frisch’s Restaurants, Inc. and Subsidiaries as of May 31, 2011 and June 1, 2010, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 29, 2011 expressed an unqualified opinion therein.

GRANT THORNTON LLP

/s/ Grant Thornton LLP
Cincinnati, Ohio
July 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Frisch’s Restaurants, Inc.

We have audited Frisch’s Restaurants, Inc.’s (an Ohio Corporation) internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frisch’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Frisch’s Restaurants, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Frisch’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frisch’s Restaurants, Inc. and Subsidiaries as of May 31, 2011 and June 1, 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2011 and our report dated July 29, 2011 expressed an unqualified opinion on those consolidated statements.

GRANT THORNTON LLP

/s/ Grant Thornton LLP
Cincinnati, Ohio
July 29, 2011

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 31, 2011 and June 1, 2010

ASSETS

	2011	2010
Current Assets
Cash and equivalents	$2,449,448	$647,342
Trade and other receivables	1,997,428	1,533,799
Inventories	5,717,264	5,958,540
Prepaid expenses, sundry deposits and other	1,482,344	760,032
Prepaid and deferred income taxes	3,213,527	1,489,119

Total current assets	14,860,011	10,388,832

Property and Equipment
Land and improvements	81,402,037	77,458,187
Buildings	104,968,167	101,478,173
Equipment and fixtures	101,385,187	96,531,395
Leasehold improvements and buildings on leased land	24,731,195	23,267,910
Capitalized leases	2,554,870	2,158,899
Construction in progress	6,532,591	5,855,478

	321,574,047	306,750,042
Less accumulated depreciation and amortization	148,651,557	138,051,284

Net property and equipment	172,922,490	168,698,758

Other Assets
Goodwill	740,644	740,644
Other intangible assets	495,725	718,357
Investments in land	923,435	923,435
Property held for sale	2,921,818	2,758,998
Deferred income taxes	-	3,162,703
Other	2,409,612	1,860,919

Total other assets	7,491,234	10,165,056

Total assets	$195,273,735	$189,252,646

The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

May 31, 2011 and June 1, 2010

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2011	2010
Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,753,562	$8,026,816
Obligations under capitalized leases	266,358	240,893
Self insurance	778,181	528,220
Accounts payable	10,216,467	10,557,636
Accrued expenses	10,083,229	9,641,305
Income taxes	1,862	54,972

Total current liabilities	29,099,659	29,049,842

Long-Term Obligations
Long-term debt	22,572,677	23,285,995
Obligations under capitalized leases	1,677,230	994,151
Self insurance	1,127,615	1,040,778
Deferred income taxes	1,966,819	-
Underfunded pension obligation	8,912,781	10,747,629
Deferred compensation and other	4,389,062	4,040,235

Total long-term obligations	40,646,184	40,108,788

Commitments

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	-	-
Common stock - authorized, 12,000,000 shareswithout par value; issued 7,586,764 and 7,585,764 shares - stated value - $1	7,586,764	7,585,764
Additional contributed capital	65,535,634	65,222,878

	73,122,398	72,808,642

Accumulated other comprehensive loss	(5,726,555)	(7,856,427)
Retained earnings	96,249,483	89,701,652

	90,522,928	81,845,225

Less cost of treasury stock (2,666,956 and 2,525,174 shares)	(38,117,434)	(34,559,851)

Total shareholders’ equity	125,527,892	120,094,016

Total liabilities and shareholders’ equity	$195,273,735	$189,252,646

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

Three years ended May 31, 2011

	2011	2010	2009

Sales	$303,540,552	$292,872,174	$297,860,951

Cost of sales
Food and paper	105,483,656	99,651,072	105,859,982
Payroll and related	101,067,336	97,918,797	97,678,114
Other operating costs	67,630,437	64,987,881	66,082,244

	274,181,429	262,557,750	269,620,340

Gross profit	29,359,123	30,314,424	28,240,611

Administrative and advertising	15,871,599	15,127,522	14,637,943
Franchise fees and other revenue	(1,324,362)	(1,266,368)	(1,281,940)
Loss (gain) on sale of assets	40,354	-	(1,163,173)
Litigation settlement	-	-	(889,579)

Operating profit	14,771,532	16,453,270	16,937,360

Interest expense	1,582,205	1,748,542	2,000,442

Earnings before income taxes	13,189,327	14,704,728	14,936,918

Income taxes
Current
Federal	1,591,589	6,035,179	4,626,721
Less tax credits	(1,051,185)	(951,592)	(1,010,762)
State and municipal	350,078	579,963	406,403
Deferred	2,826,256	(957,753)	193,701

Total income taxes	3,716,738	4,705,797	4,216,063

NET EARNINGS	$9,472,589	$9,998,931	$10,720,855

Earnings per share (EPS) of common stock:

Basic net earnings per share	$ 1.88	$ 1.96	$ 2.10

Diluted net earnings per share	$ 1.87	$ 1.93	$ 2.08

All three fiscal years contained 52 weeks consisting of 364 days.

The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Three years ended May 31, 2011

	2011	2010	2009
Cash flows provided by (used in) operating activities:
Net earnings	$9,472,589	$9,998,931	$10,720,855
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	15,563,320	14,085,261	13,690,689
Loss (gain) on disposition of assets, including abandonment losses	258,651	186,255	(906,803)
Stock-based compensation expense	420,922	355,561	248,869
Net periodic pension cost	3,025,143	2,818,009	1,814,440
Contributions to pension plans	(1,600,000)	(1,625,000)	(1,000,000)

	27,140,625	25,819,017	24,568,050
Changes in assets and liabilities:
Trade and other receivables	(463,629)	15,427	(100,841)
Inventories	241,276	54,466	(883,498)
Prepaid expenses and sundry deposits	(722,312)	131,144	229,184
Other assets	143,004	70,374	169,729
Prepaid and deferred income taxes	2,307,907	(770,696)	223,735
Accrued income taxes	170,186	19,549	(171,358)
Excess tax benefit from stock-based compensation	(223,296)	(6,144)	(11,760)
Accounts payable	(341,168)	2,519,218	(2,242,598)
Accrued expenses	441,924	(1,913,723)	884,295
Self insured obligations	336,798	445,000	(252,753)
Deferred compensation and other liabilities	315,915	242,920	(3,853)

	2,206,605	807,535	(2,159,718)

Net cash provided by operating activities	29,347,230	26,626,552	22,408,332

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(19,703,394)	(24,484,342)	(18,034,851)
Proceeds from disposition of property	422,576	30,701	1,769,837
Change in other assets	(440,588)	(392,208)	182,202

Net cash (used in) investing activities	(19,721,406)	(24,845,849)	(16,082,812)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	6,500,000	10,000,000	6,000,000
Payment of long-term debt and capital lease obligations	(7,734,211)	(8,616,525)	(9,562,519)
Cash dividends paid	(2,924,758)	(2,603,767)	(2,449,347)
Proceeds from stock options exercised - new shares issued	10,375	83,866	31,461
Proceeds from stock options exercised - treasury shares re-issued	726,257	10,060	8,310
Other treasury shares re-issued	50,546	74,773	8,184
Treasury shares acquired	(4,680,224)	(1,009,010)	(256,472)
Excess tax benefit from stock based compensation	223,296	6,144	11,760
Employee stock purchase plan	5,001	22,319	(19,415)

Net cash (used in) financing activities	(7,823,718)	(2,032,140)	(6,228,038)

Net increase (decrease) in cash and equivalents	1,802,106	(251,437)	97,482
Cash and equivalents at beginning of year	647,342	898,779	801,297

Cash and equivalents at end of year	$2,449,448	$647,342	$898,779

Supplemental disclosures:
Interest paid	$1,560,703	$1,839,073	$2,058,560
Income taxes paid	1,241,221	5,514,145	4,163,785
Income taxes refunded	2,576	57,201	100
Litigation settlement received	-	-	639,856
Lease transactions capitalized (non-cash)	996,844	825,000	-

The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three years ended May 31, 2011

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive loss	Retained earnings	Treasury shares	Total

Balance at June 3, 2008	$7,580,263	$64,451,899	$(1,992,515)	$74,034,980	$(33,359,781)	$110,714,846
Net earnings for the year	-	-	-	10,720,855	-	10,720,855
Other comprehensive loss, net of tax	-	-	(4,641,907)	-	-	(4,641,907)
Stock options exercised - new shares issued	2,084	29,377	-	-	-	31,461
Stock options exercised - treasury shares re-issued	-	(5,210)	-	-	13,520	8,310
Excess tax benefit from stock-based compensation	-	11,760	-	-	-	11,760
Compensation cost - stock options	-	248,869	-	-	-	248,869
Other treasury shares re-issued	-	4,048	-	-	4,136	8,184
Treasury shares acquired	-	-	-	-	(256,472)	(256,472)
Employee stock purchase plan	-	(19,415)	-	-	-	(19,415)
Cash dividends paid - $.48 per share	-	-	-	(2,449,347)	-	(2,449,347)

Balance at June 2, 2009	7,582,347	64,721,328	(6,634,422)	82,306,488	(33,598,597)	114,377,144
Net earnings for the year	-	-	-	9,998,931	-	9,998,931
Other comprehensive loss, net of tax	-	-	(1,222,005)	-	-	(1,222,005)
Stock options exercised - new shares issued	3,417	80,449	-	-	-	83,866
Stock options exercised - treasury shares re-issued	-	(3,480)	-	-	13,540	10,060
Excess tax benefit from stock-based compensation	-	6,144	-	-	-	6,144
Compensation cost - stock options	-	355,561	-	-	-	355,561
Other treasury shares re-issued	-	40,557	-	-	34,216	74,773
Treasury shares acquired	-	-	-	-	(1,009,010)	(1,009,010)
Employee stock purchase plan	-	22,319	-	-	-	22,319
Cash dividends paid - $.51 per share	-	-	-	(2,603,767)	-	(2,603,767)

Balance at June 1, 2010	7,585,764	65,222,878	(7,856,427)	89,701,652	(34,559,851)	120,094,016
Net earnings for the year	-	-	-	9,472,589	-	9,472,589
Other comprehensive income, net of tax	-	-	2,129,872	-	-	2,129,872
Stock options exercised - new shares issued	1,000	9,375	-	-	-	10,375
Stock options exercised - treasury shares re-issued	-	(195,809)	-	-	922,066	726,257
Issuance of restricted stock - treasury shares re-issued	-	(166,338)	-	-	166,338	-
Excess tax benefit from stock-based compensation	-	223,296	-	-	-	223,296
Compensation cost - stock options	-	273,231	-	-	-	273,231
Compensation cost - restricted stock	-	147,691	-	-	-	147,691
Other treasury shares re-issued	-	16,309	-	-	34,237	50,546
Treasury shares acquired	-	-	-	-	(4,680,224)	(4,680,224)
Employee stock purchase plan	-	5,001	-	-	-	5,001
Cash dividends paid - $.58 per share	-	-	-	(2,924,758)	-	(2,924,758)

Balance at May 31, 2011	$7,586,764	$65,535,634	$ (5,726,555)	$96,249,483	$(38,117,434)	$125,527,892

Comprehensive income:				May 31, 2011	June 1, 2010	June 2, 2009

Net earnings for the year				$9,472,589	$9,998,931	$10,720,855
Change in defined benefit pension plans, net of tax of $1,097,207				2,129,872	-	-
Change in defined benefit pension plans, net of tax of $629,517				-	(1,222,005)	-
Change in defined benefit pension plans, net of tax of $2,391,286				-	-	(4,641,907)

Comprehensive income				$11,602,461	$8,776,926	$6,078,948

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE A – ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All 95 Big Boy restaurants operated by the Company as of May 31, 2011 are located in various regions of Ohio, Kentucky and Indiana. All 35 Golden Corral restaurants operated by the Company as of May 31, 2011 are located primarily in the greater metropolitan areas of Cincinnati, Columbus, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania.

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

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. Each of the three years in the period ended May 31, 2011 consisted of 52 weeks. The years ended respectively on May 31, 2011 (fiscal year 2011), June 1, 2010 (fiscal year 2010) and June 2, 2009 (fiscal year 2009). The fiscal year that will end on Tuesday, May 29, 2012 (fiscal year 2012) will also be a 52 week (364 days) period.

The first quarter of each fiscal year presented herein contained 16 weeks, while the last three quarters of each year contained 12 weeks.

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

Three years ended May 31, 2011

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

Receivables

Trade and other accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of May 31, 2011 and June 1, 2010. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “Construction in progress” if construction has begun or if construction is likely within the next 12 months. Two new Big Boy restaurant buildings were under construction as of May 31, 2011 – one on land owned by the Company and the other was being built on leased land. Estimated remaining costs (not already included in Construction in progress) to complete construction of the two restaurants approximated $2,480,000 as of May 31, 2011. The cost of three other land tracts owned by the Company is included in Construction in progress at May 31, 2011, as near term construction is more likely than not. Any contracts to acquire additional sites for future development that had been entered before May 31, 2011 were cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the contracts.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE A – ACCOUNTING POLICIES (continued)

Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for fiscal years 2011, 2010 and 2009 was $87,000, $89,000 and $40,000, respectively.

The fair value of land on which construction is not likely within the next 12 months is classified as “Investments in land” in the consolidated balance sheet. Surplus property that is no longer needed by the Company, including two former Big Boy restaurants (one ceased operations in fiscal year 2008 and the other was closed in fiscal year 2009), is classified as “Property held for sale” in the consolidated balance sheet. All of the surplus property is stated at estimated fair value expected to be received upon sale. Fair values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment. The fair value of any property held for sale for which a viable sales contract is pending at the balance sheet date is reclassified to current assets.

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

The impairment test completed at the end of the fourth quarters of fiscal years 2011, 2010 and 2009 resulted in no charges to record impairment of assets.

Restaurant Closing Costs

Any liabilities associated with exit or disposal activities are recognized only when the liabilities are incurred, rather than upon the commitment to an exit or disposal plan. Conditional obligations that meet the definition of an asset retirement obligation are currently recognized if fair value is reasonably estimable.

The carrying values of closed restaurant properties that are held for sale are reduced to fair value in accordance with the accounting policy for impairment of long-lived assets (see above). When leased restaurant properties are closed, a provision is made equal to the present value of remaining non-cancellable lease payments after the closing date, net of estimated subtenant income. The carrying values of leasehold improvements are also reduced in accordance with the accounting policy for impairment of long-lived assets.

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of May 31, 2011 and June 1, 2010, the carrying amount of goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested for impairment on the first day of fourth quarter of each fiscal year and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE A – ACCOUNTING POLICIES (continued)

An analysis of other intangible assets follows:

	2011	2010
	(in thousands)

Golden Corral initial franchise fees subject to amortization	$1,280	$1,280
Less accumulated amortization	(750)	(665)

Carrying amount of Golden Corral initial franchise fees subject to amortization	530	615

Current portion of Golden Corral initial franchise fees subject to amortization	(85)	(85)
Golden Corral initial franchise fees not yet subject to amortization	-	135

Golden Corral – total intangible fees	445	665

Other intangible assets subject to amortization – net	17	19

Other intangible assets not yet subject to amortization	34	34

Total other intangible assets	$496	$718

An initial franchise fee of $40,000 was paid for each Golden Corral restaurant that the Company opened. As finite useful lives are subject to amortization, the initial fee began amortizing when each restaurant opened, computed using the straight-line method over the 15 year term of each individual restaurant’s franchise agreement, which equated to $2,667 per year per restaurant. Amortization was $85,000 in each of the three years in the period ending May 31, 2011. The fees will continue to amortize as scheduled below:

(in thousands)

Fiscal year 2012	$85
Fiscal year 2013	85
Fiscal year 2014	84
Fiscal year 2015	77
Fiscal year 2016	67
Subsequent to fiscal year 2016	132

$530

An aggregate deposit of $135,000 in initial franchise fees had been paid to Golden Corral Franchising Systems, Inc. through the years in anticipation of additional development of Golden Corral restaurants. In exchange for payment of these fees, the Company was granted development rights to open up to 12 more Golden Corral restaurants through December 31, 2011. Since the Company now has no further plans to develop any new Golden Corral restaurants, the deposit was written off during the second quarter of fiscal year 2011 (the 12 week period ended December 14, 2010).

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged to “Other operating costs” as incurred.

Other intangible assets are tested for impairment on the first day of the fourth quarter of each fiscal year and whenever an impairment indicator arises.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE A – ACCOUNTING POLICIES (continued)

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

Advertising

Advertising costs are charged to “Administrative and advertising” expense as incurred. Advertising expense for fiscal years 2011, 2010 and 2009 was $7,541,000, $7,049,000 and $6,984,000, respectively.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to “Other operating costs” as incurred. New store opening costs for fiscal years 2011, 2010 and 2009 (all for Big Boy – no Golden Corral restaurants opened during the last three years) was $1,073,000, $768,000 and $585,000.

Benefit Plans

The Company sponsors two qualified defined benefit pension plans: the Pension Plan for Operating Unit Hourly Employees (the Hourly Pension Plan) and the Pension Plan for Managers, Office and Commissary Employees (the Salaried Pension Plan). (See Note F – Pension Plans.) Both plans have been amended to comply with the Pension Protection Act of 2006 (PPA) and the Heroes Earnings Assistance and Relief Tax Act of 2008 (HEART Act), and have been further amended for technical corrections promulgated by the Worker, Retiree, and Employer Recovery Act of 2008 (WRERA) and guidance on the HEART Act provided by the Internal Revenue Service.

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

The Hourly Pension Plan covers hourly restaurant employees. The Hourly Pension Plan was amended on July 1, 2009 to freeze all future accruals for credited service after August 31, 2009. The Hourly Pension Plan had previously been closed to all hourly paid restaurant employees who were hired after December 31, 1998. Hourly restaurant employees hired January 1, 1999 or after have been eligible to participate in the Frisch’s Restaurants, Inc. Hourly Employees 401(k) Savings Plan (the Hourly Savings Plan), a defined contribution plan that provided a 40 percent match by the Company on the first 10 percent of earnings deferred by the participants. The Company’s match had vested on a scale based on length of service that reached 100 percent after four years of service. The Hourly Savings Plan was amended effective September 1, 2009 to provide for immediate vesting along with a 100 percent match from the Company on the first 3 percent of earnings deferred by participants. All hourly restaurant employees are now eligible to participate in the Hourly Savings Plan, regardless of when hired.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE A – ACCOUNTING POLICIES (continued)

The Salaried Pension Plan covers restaurant management, office and commissary employees (salaried employees). The Salaried Pension Plan was amended on July 1, 2009 to close entry into the Plan to employees hired after June 30, 2009. Salaried employees hired before June 30, 2009 continue to participate in the Salaried Pension Plan and are credited with normal benefits for years of service. Salaried employees are automatically enrolled, unless otherwise elected, in the Frisch’s Employee 401(k) Savings Plan (the Salaried Savings Plan), a defined contribution plan. The Salaried Savings Plan provides immediate vesting under two different Company matching schedules. Employees who are participants in the Salaried Pension Plan (hired before June 30, 2009) may continue to defer up to 25 percent of their compensation under the Salaried Savings Plan, with the Company contributing a 10 percent match on the first 18 percent deferred. Beginning September 1, 2009, salaried employees hired after June 30, 2009 receive a 100 percent match from the Company on the first 3 percent of compensation deferred.

The executive officers of the Company and certain other “highly compensated employees” (HCE’s) are disqualified from participation in the Salaried Savings Plan. A non-qualified savings plan - Frisch’s Executive Savings Plan (FESP) - provides a means by which the HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s compensation into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first 10 percent of salary deferred at a rate of 10 percent for deferrals into mutual funds, while a 15 percent match is added to deferrals into the Company’s common stock. HCE’s hired after June 30, 2009 receive a 100 percent matching contribution from the Company on the first 3 percent of compensation deferred into either mutual funds or common stock.

Although the Company owns the mutual funds of the FESP until the retirement of the participants, the funds are invested at the direction of the participants. FESP assets are the principal component of “Other long-term assets” in the consolidated balance sheet. The common stock is a “phantom investment” that may be paid in actual shares or in cash upon retirement of the participant. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the consolidated balance sheet. As a result of market gains, the mutual funds and the corresponding liability to FESP participants were increased $561,000 and $203,000 respectively during fiscal years 2011 and 2010. A market loss of $447,000 was experienced in fiscal year 2009. All of the changes were effected through offsetting investment income or loss and charges (market gains) or credits (market losses) to deferred compensation expense within administrative and advertising expense in the consolidated statement of earnings.

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

Effective January 1, 2000 a Non Deferred Cash Balance Plan was adopted to provide comparable retirement type benefits to the HCE’s in lieu of future accruals under the Salaried Pension Plan and the SERP. The comparable benefit amount is determined each year and converted to a lump sum (reported as W-2 compensation) from which taxes are withheld and the net amount is deposited into the HCE’s individual trust account. (See Note F – Pension Plans.)

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE A – ACCOUNTING POLICIES (continued)

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

2011	2010	2009
(in thousands)

$ (174)	$(536)	$68

Income Taxes

Income taxes are provided on all items included in the consolidated statement of earnings regardless of when such items are reported for tax purposes, which gives rise to deferred income tax assets and liabilities. (See Note D – Income Taxes.)

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

New Accounting Standards

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 was issued to amend Accounting Standards Codification Topic 220, “Comprehensive Income”. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the presentation must show each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, which is the Company’s current presentation. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Although early adoption is permitted, the Company will adopt the provisions of ASU 2011-05 on May 30, 2012 (the first day of the fiscal year that will end May 28, 2013).

The Company reviewed all other significant newly issued accounting standards and concluded that they are either not applicable to the Company’s business or that no material impact is anticipated on the financial statements as a result of future adoption.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE B - LONG-TERM DEBT

	2011		2010
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Loan
Construction Phase	$220	$2,780	$509	$5,491
Term Loans	6,428	17,415	6,550	15,312

Revolving Loan	-	-	-	-

Stock Repurchase Loan
Draw Phase	104	896
Term Loans	-	-

2009 Term Loan	1,002	1,481	968	2,483

	$7,754	$22,572	$8,027	$23,286

The portion payable after one year matures as follows:

	2011	2010
	(in thousands)

Period ending in 2012	$-	$7,039
2013	6,848	5,841
2014	5,118	4,244
2015	3,943	2,927
2016	3,031	1,942
2017	1,984	1,293
Subsequent to 2017	1,648	-

	$22,572	$23,286

The Company has four unsecured loans in place, all with the same lending institution. A single Amended and Restated Loan Agreement (2010 Loan Agreement), under which the Company may not assume or permit to exist any other indebtedness, governs the four loans. The 2010 Loan Agreement amended and restated two prior loan agreements that consisted of a construction draw facility (Construction Loan) and a revolving credit agreement (Revolving Loan), and added a Stock Repurchase Loan. Borrowing under these three credit lines is permitted through April 2012. The 2009 Term Loan, previously controlled by the revolving credit agreement, is also governed under the 2010 Loan Agreement. Management expects to encounter no difficulties in extending the 2010 Loan Agreement before its scheduled expiration in April 2012.

Construction Loan

The Construction Loan is an unsecured draw credit line intended to finance construction and opening and/or the refurbishing of restaurant operations. The 2010 Loan Agreement increased the amount available to be borrowed from $1,000,000 to $15,000,000. As of May 31, 2011, the amount available to be borrowed had been reduced to $10,500,000, which reflects the sum of $4,500,000 borrowed since the 2010 Loan Agreement went into effect.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE B - LONG-TERM DEBT (continued)

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

As of May 31, 2011, the aggregate outstanding balance under the Construction Loan was $26,843,000, which consisted of $23,843,000 in Term Loans plus $3,000,000 in the Construction Phase awaiting conversion. Since the inception of the Construction Loan (including prior agreements), 20 of the Term Loans ($45,000,000 out of $93,000,000 in original notes) had been retired as of May 31, 2011. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 5.36 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $696,000, expiring in various periods ranging from September 2011 through May 2018.

The $3,000,000 balance in the Construction Phase as of May 31, 2011 was borrowed under three separate draws $500,000 in December 2010, $1,000,000 in February 2011 and $1,500,000 in May 2011 ), all of which were subject to a variable interest rate of 1.9 percent or lower as of May 31, 2011. The amount in the Construction Phase that is included in the table above as being payable within one year is an estimate that assumes conversion to a Term Loan within six months from the date of borrowing. If the 2010 Loan Agreement is not renewed by April 2012, any outstanding amount in the Construction Phase that has not been converted into a Term Loan shall mature and be payable in full at that time.

Revolving Loan

The Revolving Loan provides an unsecured credit line that allows for borrowing of up to $5,000,000 to fund temporary working capital needs. Amounts repaid may be re-borrowed so long as the amount outstanding does not exceed $5,000,000 at any time. The Revolving Loan, none of which was outstanding as of May 31, 2011, will mature and be payable in full in April 2012, unless it is renewed sooner. It is subject to a 30 consecutive day out-of-debt period each fiscal year. Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is also subject to a 0.25 percent unused commitment fee.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE B - LONG-TERM DEBT (continued)

Stock Repurchase Loan

The Stock Repurchase Loan is an unsecured draw credit line intended to finance repurchases of the Company’s common stock, under which up to $10,000,000 may be borrowed. As of May 31, 2011, the amount available to be borrowed had been reduced to $9,000,000, which reflects the sum of $1,000,000 borrowed in December 2010. Amounts drawn are on an interest-only basis for six months (Draw Phase). Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Prepayment of principal, without penalty, is permitted at the end of any rate period during the Draw Phase. The balance outstanding must be converted semi-annually to a Term Loan amortized over seven years. The Stock Repurchase Loan is not subject to an unused commitment fee.

The $1,000,000 balance in the Draw Phase as of May 31, 2011 was subject to a variable interest rate of 1.86 percent. The amount in the Draw Phase that is included in the table above as being payable within one year is an estimate that assumes conversion to a Term Loan within six months from the date of borrowing. If the 2010 Loan Agreement is not renewed by April 2012, any outstanding amount in the Draw Phase that has not been converted into a Term Loan shall mature and be payable in full at that time.

2009 Term Loan

The 2009 Term Loan originated in September 2009 when $4,000,000 was borrowed to fund the acquisition of five Big Boy restaurants from the landlord of the facilities. The 2009 Term Loan requires 48 monthly installments of $89,000 including principal and interest at a fixed 3.47 percent rate. The final payment of the unsecured loan is due October 21, 2013.

Loan Covenants

The 2010 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of May 31, 2011. Compensating balances are not required under the terms of the 2010 Loan Agreement.

Fair Values

The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at May 31, 2011 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value

Term Loans under the Construction Loan	$23,843,000	$24,769,000

Other

The final payment on a separate term loan (2007 Term Loan - a bullet loan prior to March 15, 2007) was made on March 15, 2010. It had required 36 equal monthly installments of $92,000 including principal and interest at a fixed 6.13 percent rate and was secured by mortgages that encumbered the real property of two Golden Corral restaurants. None of the Company’s real property is currently encumbered by mortgages.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE C - LEASED PROPERTY

Although the Company’s policy is to own the property on which it operates restaurants, the Company occupies certain of its restaurants pursuant to lease agreements. As of May 31, 2011, 22 restaurants were in operation on non-owned premises, of which 21 were classified as operating leases and one was a capital lease. Most of the operating leases are for 15 or 20 years and contain multiple five year renewal options. However, three operating leases (all for Big Boy) will expire over the course of fiscal year 2012, with the underlying properties expected to be vacated.

Seven of the operating leases are for Golden Corral operations. Big Boy restaurants are operated under the terms of 14 operating leases and one capital lease. In addition, an operating lease is in place for land on which construction of a Big Boy restaurant is currently in progress.

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

Rent expense under operating leases (including certain month-to-month arrangements for five Big Boy restaurant facilities until they were acquired from the landlord in September 2009):

	2011	2010	2009
	(in thousands)

Minimum rentals	$1,735	$1,872	$2,262
Contingent payments	-	10	47

	$1,735	$1,882	$2,309

The capital lease used in Big Boy operations is for land on which a Big Boy restaurant opened for business in July 2010. Under the terms of the lease, the Company is required to acquire the land in fee simple estate after the 10th year. Delivery and other equipment is held under capitalized leases expiring during various periods through fiscal year 2019.

An analysis of the capitalized lease property is shown in the following table. Amortization of capitalized delivery and other equipment is based on the straight-line method over the primary terms of the leases.

	Asset balances at
	2011	2010
	(in thousands)

Restaurant property (land)	$825	$825

Delivery and other equipment leases	1,730	1,334
Less accumulated amortization	(662)	(995)

	$1,893	$1,164

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE C - LEASED PROPERTY (continued)

Future minimum lease payments under capitalized leases and operating leases are summarized in the table below. The column for capitalized leases includes the requirement to acquire land, currently leased by the Company, in fee simple estate after the 10th year of the lease.

Fiscal year ending in:	Capitalized leases	Operating leases
	(in thousands)
2012	$374	$1,721
2013	259	1,582
2014	245	1,601
2015	245	1,495
2016	245	1,406
2017 to 2033	1,421	12,886

Total	2,789	$20,691

Amount representing interest	(846)

Present value of obligations	1,943

Portion due within one-year	(266)

Long-term obligations	$1,677

NOTE D – INCOME TAXES

The variations between the statutory Federal rate and the effective rate are summarized as follows:

	Percent of pretax earnings
	2011	2010	2009
Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(8.0)	(6.4)	(6.8)
State and municipal income taxes - Current and deferred (net of Federal tax benefit)	1.8	2.6	1.8
Other	0.4	1.8	(0.8)

Effective rate	28.2	32.0	28.2

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax (liability) are shown in the table that follows:

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE D – INCOME TAXES (continued)

	2011	2010
	(in thousands)

Deferred compensation	$991	$901
Compensated absences	1,018	972
Stock-based compensation	467	373
Impairment of assets	1,577	1,579
Self insurance	625	515
Pension	3,073	3,654
Lease transactions	447	418
Other	635	463

Total deferred income tax assets	8,833	8,875

Depreciation	(9,228)	(4,179)
Other	(411)	(495)

Total deferred income tax liabilities	(9,639)	(4,674)

Net deferred income tax (liabilities) assets	$(806)	$4,201

Net current deferred income tax assets	$1,161	$1,038
Net long term deferred income tax (liabilities) assets	(1,967)	3,163

	$(806)	$4,201

Prepaid and deferred income taxes reported as current assets in the consolidated balance sheet include prepaid income taxes of $1,418,000 and $451,000 respectively as of May 31, 2011 and June 1, 2010. In addition, prepaid and deferred income taxes reported as current assets at May 31, 2011 include $635,000 in tax benefits arising from general business credits in fiscal year 2011 that will be carried back to the previous year’s tax return.

Income taxes paid (net of refunds, if any) during fiscal years 2011, 2010 and 2009 were $1,239,000, $5,457,000 and $4,164,000, respectively. Income taxes paid in fiscal year 2011 reflect the savings derived from extensions of bonus depreciation through December 31, 2011 and two automatic Change in Accounting Method applications filed with the Internal Revenue Service. The Changes in Accounting Methods yielded a combined tax deduction in fiscal year 2011 of approximately $10,165,000. The Change in Accounting Method for depreciation and amortization was filed to segregate certain restaurant building costs to their proper category for depreciation purposes. The Change in Accounting Method for incidental repairs and maintenance was filed to allow the immediate deduction of certain repairs and maintenance costs, replacing the previous accounting that capitalized these costs with recovery periods of 31.5 or 39 or 15 years.

Net operating losses (NOL’s) have been generated from operations in certain states from prior periods that total approximately $2,864,000. These NOL’s are set to expire in periods ranging from 2021 through 2030. The statutory tax rate has been applied to each state NOL resulting in a total tax benefit of approximately $271,000. A valuation allowance has been applied at 100 percent to these NOL’s since management believes that it is more likely than not that the total tax benefit will not be realized.

The Company believes it has no material uncertain tax positions taken in any tax returns that have been filed or that are expected to be taken on a future tax return. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. An examination by the Internal Revenue Service (IRS) of the Company’s tax return for the year ended June 2, 2009 (fiscal year 2009) was completed in November 2010. The examination resulted in no changes.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE E - CAPITAL STOCK (continued)

Stock Options Awarded under the 2003 Incentive Plan

As of May 31, 2011, options to purchase 333,250 shares had been cumulatively granted under the Plan, including 43,000 granted in fiscal year 2011: 40,000 to 10 executive officers and 3,000 to the President and Chief Executive Officer (CEO). Of the 333,250 shares cumulatively granted under the Plan, 26,000 belong to the CEO. The outstanding options belonging to the CEO that were granted before October 2009 (20,000) vested six months from the date of the grant. Options granted to the CEO pursuant to the terms of his employment agreement (3,000 respectively in October 2009 and October 2010) vest one year from the date of the grant. Outstanding options granted to executive officers and other key employees vest in three equal annual installments. Outstanding options granted to non-employee members of the Board of Directors vested one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

There were 261,671 options outstanding as of May 31, 2011.

Restricted Stock Awarded under the 2003 Incentive Plan

Beginning in October 2010, the Committee determined that restricted stock awards be granted to non-employee members of the Board of Directors in lieu of granting automatic annual stock options. On October 6, 2010, each non-employee director was granted a restricted stock award equivalent to $40,000 in shares of the Company’s common stock. Based upon the closing price of the Company’s common stock on October 6, 2010, the total number of shares granted amounted to 12,036, an award of 2,006 shares issued to each non-employee director. The shares were re-issued from the Company’s treasury and will vest in full on the first anniversary of the grant date. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service ends, except that enough shares may be sold to satisfy tax obligations attributable to the grant.

Shares available for awards under the 2003 Incentive Plan

The table below reconciles shares available for awards under the 2003 Incentive Plan as of May 31, 2011:

Original authorization	800,000
Stock options granted to date	(333,250)
Stock options forfeited to date (re-available)	57,167
Restricted stock issued to date	(12,036)
Available for awards	511,881

No other awards - stock appreciation rights, unrestricted stock awards or performance awards - had been granted under the 2003 Stock Option and Incentive Plan as of May 31, 2011.

Awards under the 2003 Incentive Plan (after May 31, 2011)

On June 15, 2011, the Committee granted an unrestricted stock award to the CEO. Pursuant to the award, 17,364 shares of the Company’s common stock were re-issued to the CEO from the Company’s treasury. The total value of the award amounted to $371,000, for which the Company will record a charge against its pretax earnings in the first quarter (ending September 20, 2011) of fiscal year 2012. In connection with the award, the CEO surrendered 7,998 shares back to the Company’s treasury to cover the withholding tax obligation on the compensation.

Also on June 15, 2011, the Committee granted restricted stock awards (in lieu of the previous practice of granting stock options each year) to executive officers and other key employees. Pursuant to the award, 7,078 shares were re-issued from the Company’s treasury, which will vest in full on the first anniversary of the grant date. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until employment ends, except that enough shares may be sold to satisfy withholding tax obligations attributable to the grant.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE E - CAPITAL STOCK (continued)

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. Approved by the shareholders in October 1993, the 1993 Stock Option Plan authorized the grant of stock options for up to 562,432 shares (as adjusted for subsequent changes in capitalization from the original authorization of 500,000 shares) of the common stock of the Company for a 10 year period beginning in May 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. The Amended Plan is in compliance with the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code.

Options to purchase 556,228 shares were cumulatively granted under the 1993 Stock Option Plan and the Amended Plan before granting authority expired on October 4, 2008. As of May 31, 2011, 200,169 shares granted remained outstanding, including 150,000 that belong to the CEO. An outstanding option for 40,000 shares that was granted to the CEO in 2001 terminated on June 15, 2011.

All outstanding options under the 1993 Stock Option Plan and the Amended Plan were granted at fair market value and expire 10 years from the date of grant. Final expirations will occur in June 2014. Outstanding options to the CEO vested in six months, while options granted to non-employee members of the Board of Directors vested after one year. Outstanding options granted to executive officers and other key employees vested in three equal annual installments.

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of May 31, 2011:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	503,069	$21.64
Granted	43,000	$20.51
Exercised	(68,145)	$10.81
Forfeited or expired	(16,084)	$25.30
Outstanding at end of year	461,840	$23.01	4.49 years	$ 697

Exercisable at end of year	381,340	$22.95	3.65 years	$ 645

The intrinsic value of stock options exercised during fiscal years 2011, 2010 and 2009 was $657,000, $36,000 and $35,000, respectively. Options exercised during fiscal year 2011 include 61,478 by the CEO, the intrinsic value of which amounted to $595,000.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE E - CAPITAL STOCK (continued)

Stock Options outstanding and exercisable as of May 31, 2011 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years

Outstanding:
$13.43 to $18.00	44,500	$13.84	0.07 years
$18.01 to $24.20	212,085	$20.59	4.43 years
$24.21 to $31.40	205,255	$27.49	5.51 years
$13.43 to $31.40	461,840	$23.01	4.49 years

Exercisable:
$13.43 to $18.00	44,500	$13.84	0.07 years
$18.01 to $24.20	162,585	$20.49	3.11 years
$24.21 to $31.40	174,255	$27.58	5.07 years
$13.43 to $31.40	381,340	$22.95	3.65 years

Restricted Stock

The changes in restricted stock issued under the 2003 Stock Option and Incentive Plan are shown below as of May 31, 2011:

	No. of shares	Weighted average price per share

Non-vested at beginning of year	-	$ -
Granted	12,036	19.94
Released	-	-
Forfeited	-	-
Non-vested at end of year	12,036	$19.94

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock measured at 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2011, (latest available data), 159,283 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2011, the custodian held 44,507 shares on behalf of employees.

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of May 31, 2011, 39,249 shares remained in the FESP reserve, including 11,805 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE E - CAPITAL STOCK (continued)

Treasury Stock

As of May 31, 2011, the Company’s treasury held 2,666,956 shares of the Company’s common stock. Most of the shares were acquired through a modified “Dutch Auction” self-tender offer in 1997, and in a series of intermittent open market repurchase programs that began in 1998.

The current repurchase program was authorized by the Board of Directors on January 6, 2010. The authorization allows the Company to repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two year period that will expire January 6, 2012. Since its inception, the Company has acquired 269,932 shares at a cost of $5,689,000, of which 223,464 shares were acquired in fiscal year 2011 at a cost of $4,680,000.

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS

2011	5,037,667	$1.88	30,799	5,068,466	$1.87
2010	5,103,834	1.96	88,585	5,192,419	1.93
2009	5,101,994	2.10	62,170	5,164,164	2.08

Stock options to purchase 253,000, 193,000 and 205,000 shares were respectively excluded from the calculation of diluted EPS in fiscal years 2011, 2010 and 2009 because the effect was anti-dilutive.

Share-Based Payment (Compensation Cost)

The fair value of stock options granted and restricted stock issued is recognized as compensation cost in the consolidated statement of earnings (charged to administrative and advertising expense) on a straight-line basis over the vesting periods of the awards.

	2011	2010	2009
		(in thousands)
Stock Options Granted
Charged to compensation cost	$273	$356	$249
Tax benefit	(93)	(121)	(85)

Compensation cost, net of tax	$180	$235	$164

Restricted Stock Issued
Charged to compensation cost	$148

Tax benefit	(50)

Compensation cost, net of tax	$98

Total share-based compensation cost, net of tax	$278	$235	$164

Effect on basic earnings per share	$.06	$.05	$.03

Effect on diluted earnings per share	$.05	$.05	$.03

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE E - CAPITAL STOCK (continued)

As of May 31, 2011, there was $251,000 of total unrecognized pretax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.0 years. Unrecognized pretax compensation cost related to restricted stock awards amounted to $92,000 as of May 31, 2011, which is expected to be recognized over a weighted average period of 0.38 years.

The fair value of each stock option award was estimated on the date of the grant:

	2011	2010	2009

Weighted average fair value of options	$5.40	$7.88	$5.47

The fair value of a stock option is influenced most by the stock price on the date of the grant. The larger or smaller the stock price, the higher or lower value of the underlying stock option. Other factors used to determine the fair value of stock option awards are inputs into the modified Black-Scholes option pricing model, which used the assumptions shown in the following table.

Assumptions	2011	2010	2009

Dividend yield	2.5% - 3.0%	1.9% - 2.0%	2.0% - 2.5%
Expected volatility	30% - 32%	32%	29% - 32%
Risk free interest rate	1.8% - 2.7%	2.8% - 3.3%	2.4% - 3.5%
Expected lives	6 years	6 years	5 years

Dividend yield is based on the Company’s current dividend yield, which is considered the best estimate of projected dividend yields within the contractual life of the options. Expected volatility is based on the historical volatility of the Company’s stock using the month end closing price of the previous six years. Risk free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant for periods within the expected life of the option. Expected life represents the period of time the options are expected to be outstanding based on historical exercise patterns.

Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (see Employee Stock Purchase Plan described elsewhere in Note E – Capital Stock). Compensation costs related to the Employee Stock Purchase Plan, determined at the end of each semi-annual offering period – October 31 and April 30 - amounted to $44,000, $53,000 and $59,000 respectively during fiscal years 2011, 2010 and 2009.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE F - PENSION PLANS

As discussed more fully under Benefit Plans in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). The accounting for all three retirement plans is summarized in the tables that follow.

Recognition of the overfunded or underfunded status of defined benefit pension plans is recorded as an asset or liability in the consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes a projection of future salary increases. Actuarial gains and losses, prior service costs or credits and transition obligations, if any, which have not yet been recognized, are recorded in equity as Accumulated Other Comprehensive Income or Loss (AOCI).

The measurement dates in the following tables are May 31, 2011 and June 1, 2010.

	(in thousands)
Change in benefit obligation	2011	2010

Projected benefit obligation at beginning of year	$33,778	$27,447
Service cost	1,926	1,515
Interest cost	1,892	1,823
Plan settlements	-	(486)
Benefits paid from the plans (inc. expenses)	(1,684)	(1,533)
Actuarial loss	940	5,012

Projected benefit obligation at end of year	$36,852	$33,778

Accumulated benefit obligation at end of year	$31,256	$28,294

	(in thousands)
Change in the plans’ assets	2011	2010

Fair value of plan assets at beginning of year (a)	$23,030	$19,744
Actual return on plan assets	4,960	3,680
Employer contributions	1,600	1,625
Plan settlements	-	(486)
Benefits paid from the plans (inc. expenses)	(1,684)	(1,533)

Fair value of plan assets at end of year (a)	$27,906	$23,030

(a)	No portion of plan assets has been invested in shares of the Company’s common stock.

	(in thousands)
Reconciliation of Funded status at end of year	2011	2010

Fair value of plan assets	$27,906	$23,030
Projected benefit obligations	36,852	33,778

Funded status at end of year	$(8,946)	$(10,748)

Amount of asset or (liability) recognized at end of year	$(8,946)	$(10,748)

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE F - PENSION PLANS (continued)

	(in thousands)
Funded status recognized in the consolidated balance sheet	2011	2010
Non-current asset	$-	$-
Current liability (b)	(33)	-
Non-current liability (c)	(8,913)	(10,748)

	$(8,946)	$(10,748)

(b) Current liability for fiscal year 2011 consists of direct benefit payments expected to be paid from the unfunded SERP in fiscal year 2012.

(c) Non-current liability for fiscal year 2011 consists of $8,677,000 in underfunding of the two qualified defined benefit pension plans plus $236,000 for the unfunded SERP. Non-current liability for fiscal year 2010 consisted of $10,511,000 in underfunding of the two qualified defined benefit pension plans plus $237,000 for the unfunded SERP.

	(in thousands)
Pretax amounts recognized in accumulated other comprehensive income or loss (AOCI)	2011	2010

Unrecognized net actuarial loss	$8,787	$12,006
Unrecognized prior service cost / (credit)	(110)	(102)

	$8,677	$11,904

The estimated amounts that will be amortized from AOCI into net periodic pension cost in fiscal year 2012 are as follows:

(in thousands)

Net actuarial loss	$ 875
Prior service cost	1

$ 876

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at the measurement date were as follows:

	(in thousands)
	2011	2010

Projected benefit obligation at end of year	$36,852	$33,778
Fair value of plan assets at end of year	27,906	23,030

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE F - PENSION PLANS (continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at the measurement date were as follows:

	(in thousands)
	2011	2010

Projected benefit obligation at end of year	$36,852	$33,778
Accumulated benefit obligation at end of year	31,256	28,294
Fair value of plan assets at end of year	27,906	23,030

		(in thousands)
Net periodic pension cost components	2011	2010	2009

Service cost	$1,926	$1,515	$1,614
Interest cost	1,892	1,823	1,738
Expected return on plan assets	(1,690)	(1,573)	(2,049)
Amortization of prior service cost	8	8	17
Amortization of net actuarial loss	889	740	256
Curtailment loss recognized	-	49	-
Settlement loss recognized	-	256	238

Net periodic pension cost	$3,025	$2,818	$1,814

Net periodic pension cost for fiscal year 2012 is currently expected to approximate $2,754,000.

		(in thousands)
Changes in other comprehensive income (pretax):	2011	2010	2009

Changes in plan assets and benefit obligations recognized in other comprehensive income:

Current year actuarial (gain) loss	$(2,330)	$2,905	$7,633
Current year prior service (credit) cost (d)	-	-	(89)

Amounts recognized as a component of net periodic benefit cost:

Settlements	-	(256)	(238)
Amortization of actuarial loss	(889)	(740)	(256)
Curtailment effects	-	(49)	-
Amortization of prior service cost	(8)	(8)	(17)

Total recognized in other comprehensive income	$(3,227)	$1,852	$7,033

Total recognized in net periodic pension cost and other Comprehensive (income) loss	$(202)	$4,670	$8,847

(d) The Pension Protection Act required the basis (mortality table and interest rate) for determining lump sum payments to be changed. The new basis lowered the projected benefit obligation by $89,000 in fiscal year 2009.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE F - PENSION PLANS (continued)

Weighted average assumptions	May 31, 2011	June 1, 2010	June 2, 2009

Discount rate - net periodic pension cost	5.50%	6.50%	6.50%
Discount rate - projected benefit obligation	5.25%	5.50%	6.50%
Rate of compensation increase - net periodic pension cost	4.00%	4.00%	4.50%
Rate of compensation increase - projected benefit obligation	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%

The Company determines its discount rate by looking at the plans’ projected future benefit payments by year and matching those to spot rates based on yields of high-grade corporate bonds over the term of projected benefit payments. A single discount rate is chosen, rounded to the nearest 25 basis points, that produces the same present value as the various spot rates.

To determine the expected return on plan assets, the Company looks at the target asset allocation of the plans’ trust and determines the expected return on each asset class. The expected returns for each asset class are combined and rounded to the nearest 25 basis points to determine the overall expected return on assets. The expected rate of return will remain at 7.50 percent for fiscal year 2012.

The following table shows the estimated future benefit payments for all three plans:

(in thousands)
2012	$ 2,367
2013	1,458
2014	1,303
2015	2,788
2016	1,454
2017-2021	15,066

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

Target and actual pension plan assets are summarized as follows:

		Actual Allocations
Asset Category	Target	2011	2010
Equity securities	70%	75%	65%
Fixed income	25%	24%	33%
Cash equivalents	5%	1%	2%

Total	100%	100%	100%

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE F - PENSION PLANS (continued)

Funding

The Company contributes amounts to the two qualified defined benefit pension plans that are sufficient to satisfy legal funding requirements, plus discretionary tax-deductible amounts that may be deemed advisable. Contributions for fiscal year 2012 are currently anticipated at a level of $1,600,000, which includes amounts to meet minimum legal funding requirements, if any, to which discretionary contributions have been added. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon the retirement of the participants. Aggregate payments from the SERP for fiscal year 2012 are currently estimated at $33,000.

Future funding of the qualified defined benefit pension plans largely depends upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Although equity markets made significant rebounds in fiscal years 2011 and 2010, the market losses experienced in fiscal year 2009 continue to adversely affect funding requirements and will likely require net periodic pension costs recognized in future years to remain much higher than historical levels.

Plan Assets at Fair Value

The Company uses fair value measurements for recording the assets of its defined benefit pension plans. Fair value is defined as the exchange price that would be received for an asset in its principal market in an orderly transaction between market participants on the measurement date. Assets of the plans are grouped into a three-level hierarchy for valuation techniques used to measure the fair values of the assets. These levels are:

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

The assets of the defined benefit pension plans include investments in mutual funds whose fair values are determined based on quoted market prices and are classified within Level I of the fair value hierarchy. Plan assets also include investments in money market funds, corporate and U.S. government bonds, guaranteed insurance contracts and foreign obligations that are based on other observable inputs and are classified within Level II of the fair value hierarchy. The following table summarizes the plan assets measured at fair value as of May 31, 2011 and June 1, 2010:

		(in thousands)
	2011		2010
	Level I	Level II	Level I	Level II

Money market funds	$-	$215	$-	$507
U.S. treasury and agency obligations	-	557	-	891
Corporate obligations	-	4,098	-	4,604
Mutual funds	21,572	-	15,383	-
Foreign obligations	-	911	-	1,035
Guaranteed insurance contracts	-	553	-	547

	$21,572	$6,334	$15,383	$7,584

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE F - PENSION PLANS (continued)

Other Post Retirement Plans

Compensation expense (not included in the above tables) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A – Accounting Policies) is equal to the amounts contributed, or expected to be contributed to the Plan – $477,000 in fiscal year 2011, $342,000 in fiscal year 2010 and $216,000 in fiscal year 2009. In addition, the President and Chief Executive Officer (CEO) has an employment agreement that calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the Non Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved. Based on the Company’s pretax earnings, $55,000, $111,000 and 105,000, respectively, was included in the CEO’s incentive compensation for fiscal years 2011, 2010 and 2009.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain highly compensated employees who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A – Accounting Policies). In fiscal years 2011, 2010 and 2009, matching contributions to the 401(k) plans amounted to $241,000, $179,000 and $164,000, respectively. Matching contributions to the FESP were $28,000, $27,000 and $25,000, respectively in fiscal years 2011, 2010 and 2009.

The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE G – SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	2011	2010	2009
		(in thousands)
Sales
Big Boy	$201,717	$191,609	$193,623
Golden Corral	101,824	101,263	104,238

	$303,541	$292,872	$297,861

Earnings (loss) before income taxes
Big Boy	$20,575	$20,160	$19,672
Opening expense	(1,073)	(768)	(585)

Total Big Boy	19,502	19,392	19,087

Total Golden Corral	2,316	3,873	2,170

Total restaurant level profit	21,818	23,265	21,257

Administrative expense	(8,330)	(8,078)	(7,654)
Franchise fees and other revenue	1,324	1,266	1,281
(Loss) gain on sale of assets	(40)	-	1,163
Litigation settlement	-	-	890

Operating Profit	14,772	16,453	16,937

Interest expense	(1,583)	(1,748)	(2,000)

	$13,189	$14,705	$14,937

Depreciation and amortization
Big Boy	$9,933	$8,477	$8,097
Golden Corral	5,630	5,608	5,594

	$15,563	$14,085	$13,691

Capital expenditures
Big Boy	$17,149	$21,373	$14,759
Golden Corral	2,554	3,111	3,276

	$19,703	$24,484	$18,035

Identifiable assets
Big Boy	$125,784	$116,486	$102,886
Golden Corral	69,490	72,767	74,090

	$195,274	$189,253	$176,976

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended May 31, 2011

NOTE H – COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $11,970,000, $4,883,000, $351,000, and $167,000 respectively, for fiscal years 2012, 2013, 2014 and 2015. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation - Open

The Company is subject to various claims and suits that arise from time to time in the ordinary course of business. Management does not presently believe that the resolution of any claims currently outstanding will materially affect the Company’s earnings, cash flows or financial position. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes adequate provisions for losses not covered by insurance are already included in the consolidated financial statements.

Litigation - Closed

In fiscal year 2010, the Company reached a settlement of all claims and counterclaims that had been asserted in six separate lawsuits involving the lessor of five properties on which five Big Boy restaurants are operated. In consideration of the settlement agreement, the lessor agreed to sell, and the Company agreed to purchase, the five properties for the total sum of $4,000,000. The real estate transactions were completed in September 2009.

In fiscal year 2009, the Company received a check for $640,000 representing full and final payment of the arbitration award in its long-standing case against the general contractor that had constructed a Golden Corral restaurant in Canton, Ohio in 2001, which the Company had to demolish in 2002 due to defective construction work by the contractor. In addition to the cash received, $250,000 was credited to earnings to reverse a liability that had represented the contractor’s claim against the Company for the outstanding contract balance, which was eliminated when the award was made final.

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

Outstanding letters of credit maintained by the Company totaled $100,000 as of May 31, 2011.

As of May 31, 2011, the Company operated 22 restaurants on non-owned properties. (See Note C – Leased Properties.) Two of the leases provide for contingent rental payments based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

Three years ended May 31, 2011

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

These three restaurants are operated by the Company (not consolidated herein) and they pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $5,002,000, $4,915,000 and $4,982,000 respectively, in fiscal years 2011, 2010 and 2009. The amount owed to the Company from these restaurants was $57,000 and $86,000 respectively, as of May 31, 2011 and June 1, 2010. Amounts due are generally settled within 28 days of billing.

All related party transactions described above were effected on substantially similar terms as transactions with persons or entities having no relationship with the Company.

The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next 10 years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company until her death in September 2009, commenced in March 2005. On March 1, 2011, the monthly payment was increased to $19,149 from $19,006 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation to Mrs. Maier’s Estate, approximating $579,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $190,000 is included in current liabilities in the consolidated balance sheet.

QUARTERLY RESULTS (Unaudited)

QUARTERLY EARNINGS

	Year Ended May 31, 2011 (Fiscal 2011)				Year Ended June 1, 2010 (Fiscal 2010)
	(in thousands, except per share data)				(in thousands, except per share data)

	Sales	Operating profit	Net earnings	Diluted net earnings per share	Sales	Operating profit	Net earnings	Diluted net earnings per share
1st Quarter	$92,926	$4,505	$2,741	$0.54	$88,982	$4,924	$2,988	$0.57
2nd Quarter	70,652	3,704	2,485	0.49	67,898	3,919	2,369	0.46
3rd Quarter	67,490	2,992	1,855	0.37	64,873	3,366	2,024	0.39
4th Quarter	72,473	3,571	2,392	0.48	71,119	4,244	2,618	0.51

Total	$303,541	$14,772	$9,473	$1.87	$292,872	$16,453	$9,999	$1.93

The first quarter of each year contained 16 weeks, while the last three quarters each contained 12 weeks.

Quarterly diluted net earnings per share for Fiscal 2011 do not sum to the diluted net earnings per share for the year due to changes throughout the year in the diluted weighted average shares outstanding.

Net earnings for the fourth quarter of Fiscal 2011 include a favorable adjustment of $205,000 resulting from lower than anticipated settlement charges in one of the pension plans sponsored by the Company.

Net earnings for the fourth quarter of Fiscal 2011 include a favorable adjustment of $131,000 resulting from lower than anticipated levels of accrued incentive compensation.

The fourth quarter of Fical 2011 included a favorable adjustment to income tax expense of $80,000 to reflect the actual effective tax rate for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2011, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information that would be required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. The Report of Management on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fourth quarter ended May 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

(Items 10 through 13)

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, members of the Disclosure Controls and Risk Management Committee and persons performing similar financial, accounting and public reporting functions. The Code of Ethics is available on the Company’s web site at www.frischs.com in the “Investor Relations” section under “Corporate Governance.” To receive a printed copy of the Code of Ethics at no cost, please contact Mark R. Lanning, Vice President-Finance, Frisch’s Restaurants, Inc. 2800 Gilbert Avenue, Cincinnati, Ohio 45206 – 1206. Email requests may be made to cfo@frischs.com. Also, any amendments to or waivers from the Code of Ethics will be disclosed on the Company’s web site within five business days following the date of amendment or waiver. There were no waivers of the Code of Ethics during the fiscal year ended May 31, 2011.

The information required by this item regarding executive officers appears in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

All other information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item not otherwise disclosed below is incorporated by reference to the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders.

Equity Compensation Plan Information

as of May 31, 2011

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:

1993 Stock Option Plan	200,169	$20.65	-

2003 Stock Option and Incentive Plan	261,671	$24.81	511,881

Total	461,840	$23.01	511,881
Equity compensation plans not approved by security holders:
Executive Savings Plan (1)			39,249
Senior Executive Bonus Plan (2)
CEO Employment Agreement (3)

Total	461,840	$23.01	551,130

(1) Frisch’s Executive Savings Plan

The Frisch’s Executive Savings Plan (FESP) provides a means for certain management employees who are disqualified from participating in the Frisch’s Employee 401(k) Savings Plan, to participate in a similarly designed non-qualified plan. Under the FESP, an eligible employee may choose to defer up to 25 percent of his or her salary, which may be invested in mutual funds or in common stock of the Company. For participants who choose to invest in the Company’s common stock, the Company makes a 15 percent matching contribution of common stock to the employee’s account, but only on the first 10 percent of salary deferred. All eligible FESP participants hired July 1, 2009 or after receive an enhanced match of 100 percent on the first 3 percent of compensation deferred into either mutual funds or common stock.

Upon an employee’s retirement, the Company has the option to issue to the employee the shares of common stock allocated to that employee or to pay to the employee the fair market value of the common stock allocated to him or her in cash. A reserve of 58,492 shares of common stock (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) was established for issuance under the FESP when it was established in November 1993. Since its inception, participants have cumulatively redeemed 19,243 shares through May 31, 2011.

The current reserve balance of 39,249 shares contains 11,805 shares (including 2,266 shares allocated during the year ended May 31, 2011) that have been allocated but not issued to active plan participants.

(2) Senior Executive Bonus Plan

Under the Company’s Senior Executive Bonus Plan that was effective June 2, 2003, the Chief Operating Officer, the Chief Financial Officer and other non-operations executives are eligible to earn annual incentive bonuses of up to 40 percent of their annual base salary. Each executive’s incentive bonus is determined by a formula that takes into account: (1) the extent to which individual performance goals established prior to the beginning of the fiscal year are met, and (2) the Company’s pre-tax consolidated earnings for the fiscal year, as a percentage of total revenue (adjusted to exclude certain revenue, if any, not related to the Company’s food service operations). No incentive bonuses are paid unless pre-tax consolidated earnings of the Company are at least 4 percent of total revenue.

In order to receive the maximum incentive bonus permissible under the Plan, an executive must fully meet his or her individual performance goals and pre-tax consolidated earnings of the Company must equal or exceed 7 percent of revenue. Of the total incentive bonuses earned by each executive, 10 percent is paid in shares of the Company’s common stock (rounded down to the nearest whole share) and the remainder is paid in cash. For the fiscal year ended May 31, 2011, 489 shares of common stock were issued to employees pursuant to the Plan. All common stock issued must be held one year from the date of issue. If all eligible employees under the Senior Executive Bonus Plan had earned their maximum bonus during the year ended May 31, 2011, a total of 2,555 shares of common stock would have been issued.

(3) CEO Employment Agreement

During the fiscal year ended May 31, 2011, Craig F. Maier, President and Chief Executive Officer (CEO), was employed by the Company pursuant to a three-year employment agreement that commenced June 3, 2009. Under the terms of the agreement, the CEO is eligible for incentive compensation for each fiscal year that the Company’s pre-tax earnings equal or exceed 4 percent of the Company’s total revenue as reported in the Company’s annual report to shareholders. Pursuant to an amendment to that agreement effective April 6, 2011, the incentive compensation for the third and final year (June 1, 2011 through May 29, 2012) of the agreement is at risk and will not be paid unless approved by shareholders at the October 5, 2011 Annual Meeting of Shareholders.

Pre-tax earnings is defined as the amount reported in the annual report, but computed without reduction for: the CEO’s incentive compensation; the value of stock options and awards granted that are recognized as stock based compensation and deducted as an expense in calculating pre-tax earnings, and performance based bonuses paid under the Senior Executive Bonus Plan. The incentive compensation is equal to (a) 1.5 percent of the Company’s pre-tax earnings if in such year pre-tax earnings equal or exceed 4 percent (but are less than 5 percent) of the Company’s total revenue, and (b) an additional 1 percent of the Company’s pre-tax earnings if in such year the Company’s pre-tax earnings equal or exceed 5 percent of the Company’s total revenue. However, the incentive compensation will be reduced to the extent that the payment of the incentive compensation would reduce the Company’s pre-tax earnings to below 4 percent of the Company’s total revenue. Incentive compensation is paid 90 percent in cash and 10 percent in common stock (rounded down to the nearest whole share). Any common stock issued must be held for one year after the date of issue.

For the fiscal year ended May 31, 2011, an estimated 992 shares of common stock will be issued to Mr. Maier in August 2011, which represents 10 percent of the incentive compensation that he earned divided by the average value at which common shares of the Company were traded during the year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a). List of documents filed as part of this report.

1.	Financial Statements

The following consolidated financial statements of the Registrant are contained in Part II, Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm (on Financial Statements)

Report of Independent Registered Public Accounting Firm (on Management’s Assessment of Internal Control over Financial Reporting)

Consolidated Balance Sheet – May 31, 2011 and June 1, 2010

Consolidated Statement of Earnings – Three fiscal years ended May 31, 2011

Consolidated Statement of Cash Flows – Three fiscal years ended May 31, 2011

Consolidated Statement of Shareholders’ Equity – Three fiscal years ended May 31, 2011

Notes to Consolidated Financial Statements – Three fiscal years ended May 31, 2011

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

Material Contracts - Compensatory Plans or Agreements

10.50      Employment Agreement between the Registrant and Craig F. Maier effective June 3, 2009, dated April 10, 2009, which was filed as Exhibit 10.16 to the Registrant’s Form 10-Q Quarterly Report for March 10, 2009, is incorporated herein by reference.

10.51      Amendment to Employment Agreement between the Registrant and Craig F. Maier effective April 6, 2011, which was filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated April 6, 2011, is incorporated herein by reference.

10.52      Frisch’s Executive Retirement Plan (SERP) effective June 1, 1994, which was filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference.

10.53      Amendment No. 1 to Frisch’s Executive Retirement Plan (SERP) (see Exhibit 10.52 above) effective January 1, 2000, which was filed as Exhibit 10 (k) to the Registrant’s form 10-K Annual Report for 2003, is incorporated herein by reference.

10.54      2003 Stock Option and Incentive Plan, which was filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference.

10.55      Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10.54 above) effective September 26, 2006, which was filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10.56      Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.54 and 10.55 above) effective December 19, 2006, which was filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference.

10.57      Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.54, 10.55 and 10.56 above) adopted October 7, 2008, which was filed as Exhibit 10.21 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.

10.58      Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.54, 10.55, 10.56 and 10.57 above), which was filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference.

10.59      Restricted Stock Agreement to be used for restricted stock granted to non-employee members of the Board of Directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.54, 10.55, 10.56 and 10.57 above), which was filed as Exhibit 10.58 to the Registrant’s Form 10-Q Quarterly Report for September 21, 2010, is incorporated herein by reference.

10.60      Restricted Stock Agreement to be used for restricted stock granted to key employees under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.54, 10.55, 10.56 and 10.57 above), is filed herewith.

10.61      Unrestricted Stock Agreement to be used for unrestricted stock granted to employees (between the Registrant and Craig F. Maier dated June 15, 2011) under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.54, 10.55, 10.56 and 10.57 above), is filed herewith.

10.62      Amended and Restated 1993 Stock Option Plan, which was filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference.

10.63      Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10.62 above) effective December 19, 2006, which was filed as Exhibit 99.1 to the registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference.

10.64      Employee Stock Option Plan, which was filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference.

10.65      Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, which was filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference.

10.66      First Amendment to Change of Control Agreement (see Exhibit 10.65 above) between the Registrant and Craig F. Maier dated March 17, 2006, which was filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference.

10.67      Second Amendment to Change of Control Agreement (see Exhibits 10.65 and 10.66 above) between the Registrant and Craig F. Maier dated October 7, 2008, which was filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated October 7, 2008, is incorporated herein by reference.

10.68      Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, which was filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and Donald H. Walker (Grantor). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Rinzy J. Nocero, Karen F. Maier, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley, Michael R. Everett, James I. Horwitz, William L. Harvey and certain other “highly compensated employees” (Grantors).

10.69      First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10.68 above), which was filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference.

10.70      Senior Executive Bonus Plan effective June 2, 2003, which was filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

10.71      Non-Qualified Deferred Compensation Plan, Basic Plan Document to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.72, 10.73 and 10.74), which was filed as Exhibit 10.32 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.

10.72      Non-Qualified Deferred Compensation Plan, Adoption Agreement (Stock) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.71, 10.73 and 10.74), which was filed as Exhibit 10.33 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.

10.73      Non-Qualified Deferred Compensation Plan, Adoption Agreement (Mutual Funds) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.71, 10.72 and 10.74), which was filed as Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.

10.74      Non-Qualified Deferred Compensation Plan, Adoption Agreement to Restate Frisch’s Executive Savings Plan (FESP) effective July 1, 2009 (also see Exhibits 10.71, 10.72 and 10.73), which was filed as Exhibit 10.36 to the Registrant’s Form 10-K Annual Report for 2009, is incorporated herein by reference.

Other Exhibits

14            Code of Ethics is filed herewith.

21            Subsidiaries of the Registrant is filed herewith.

23            Consent of Grant Thornton LLP is filed herewith.

31.1         Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) is filed herewith.

31.2         Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule of 1934 Rule 13a-14(a) or 15d-14(a) is filed herewith.

32.1         Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2         Section 1350 Certification of Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC. (Registrant)

By	/s/ Donald H. Walker	July 19, 2011
Donald H. Walker, Vice President,		Date
Chief Financial Officer, Principal Financial Officer, and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Chairman of the Board
/s/ Daniel W. Geeding	Director	July 27, 2011
Daniel W. Geeding

President and Chief Executive Officer
/s/ Craig F. Maier	Director	July 27, 2011
Craig F. Maier

/s/ Dale P. Brown	Director	July 27, 2011
Dale P. Brown

/s/ RJ Dourney	Director	July 27, 2011
RJ Dourney

/s/ Lorrence T. Kellar	Director	July 27, 2011
Lorrence T. Kellar

/s/ Karen F. Maier	Director	July 27, 2011
Karen F. Maier

/s/ Jerome P. Montopoli	Director	July 27, 2011
Jerome P. Montopoli

/s/ William J. Reik, Jr.	Director	July 27, 2011
William J. Reik, Jr.

/s/ Donald H. Walker	Director	July 19, 2011
Donald H. Walker