Form 10-Q
period 2011-09-20
FRISCHS RESTAURANTS INC
filed 2011-10-21
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 20, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 4,922,987 shares outstanding of the issuer’s no par common stock, as of September 26, 2011.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(unaudited)

	Sixteen Weeks Ended
	September 20,	September 21,
	2011	2010
Sales	$91,728,189	$92,925,834

Cost of sales
Food and paper	32,456,883	31,979,503
Payroll and related	30,794,693	30,765,103
Other operating costs	21,521,633	21,262,727

	84,773,209	84,007,333

Gross profit	6,954,980	8,918,501

Administrative and advertising	5,594,489	4,812,330
Franchise fees and other revenue	(389,208)	(399,263)
Impairment of long-lived assets	4,000,000	—

Operating (loss) profit	(2,250,301)	4,505,434

Interest expense	456,982	474,155

(Loss) earnings before income taxes	(2,707,283)	4,031,279

Income taxes	(433,000)	1,290,000

Net (loss) earnings	$(2,274,283)	$2,741,279

(Loss) earnings per share (EPS) of common stock:

Basic net (loss) earnings per share	$(.46)	$.54

Diluted net (loss) earnings per share	$(.46)	$.54

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	September 20,	May 31,
	2011	2011
	(unaudited)
Current Assets
Cash and equivalents	$1,459,025	$2,449,448
Trade and other receivables	1,465,285	1,997,428
Inventories	5,881,713	5,717,264
Prepaid expenses, sundry deposits and other	1,405,226	1,482,344
Prepaid and deferred income taxes	2,431,409	3,213,527

Total current assets	12,642,658	14,860,011

Property and Equipment
Land and improvements	75,706,435	81,402,037
Buildings	100,390,745	104,968,167
Equipment and fixtures	99,020,044	101,385,187
Leasehold improvements and buildings on leased land	24,772,112	24,731,195
Capitalized leases	2,554,870	2,554,870
Construction in progress	6,433,728	6,532,591

	308,877,934	321,574,047
Less accumulated depreciation and amortization	145,765,437	148,651,557

Net property and equipment	163,112,497	172,922,490

Other Assets
Goodwill	740,644	740,644
Other intangible assets	414,403	495,725
Investments in land	923,435	923,435
Property held for sale	9,830,818	2,921,818
Other	2,259,161	2,409,612

Total other assets	14,168,461	7,491,234

Total assets	$189,923,616	$195,273,735

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 20,	May 31,
	2011	2011
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,657,703	$7,753,562
Obligations under capitalized leases	248,954	266,358
Self insurance	644,407	778,181
Accounts payable	11,602,693	10,216,467
Accrued expenses	9,664,891	10,083,229
Income taxes	53,086	1,862

Total current liabilities	29,871,734	29,099,659

Long-Term Obligations
Long-term debt	21,014,623	22,572,677
Obligations under capitalized leases	1,632,465	1,677,230
Self insurance	1,362,427	1,127,615
Deferred income taxes	677,487	1,966,819
Underfunded pension obligation	9,094,693	8,912,781
Deferred compensation and other	4,253,945	4,389,062

Total long-term obligations	38,035,640	40,646,184

Commitments

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,586,764 and 7,586,764 shares - stated value - $1	7,586,764	7,586,764
Additional contributed capital	65,763,106	65,535,634

	73,349,870	73,122,398

Accumulated other comprehensive loss	(5,518,232)	(5,726,555)
Retained earnings	92,447,050	96,249,483

	86,928,818	90,522,928

Less cost of treasury stock (2,663,564 and 2,666,956 shares)	(38,262,446)	(38,117,434)

Total shareholders’ equity	122,016,242	125,527,892

Total liabilities and shareholders’ equity	$189,923,616	$195,273,735

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

Sixteen weeks ended September 20, 2011 and September 21, 2010

(unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at June 1, 2010	$7,585,764	$65,222,878	$(7,856,427)	$89,701,652	$(34,559,851)	$120,094,016

Net earnings (loss) for 16 weeks	—	—	—	2,741,279	—	2,741,279
Other comprehensive income (loss), net of tax	—	—	245,084	—	—	245,084
Stock options exercised	1,000	(182,490)	—	—	855,444	673,954
Excess tax benefit from stock options exercised	—	208,223	—	—	—	208,223
Treasury shares acquired	—	—	—	—	(1,118,171)	(1,118,171)
Other treasury shares re-issued	—	16,308	—	—	34,238	50,546
Stock-based compensation expense	—	94,728	—	—	—	94,728
Cash dividends - $0.28 per share	—	—	—	(1,417,914)	—	(1,417,914)

Balance at September 21, 2010	7,586,764	65,359,647	(7,611,343)	91,025,017	(34,788,340)	121,571,745
Net earnings (loss) for 36 weeks	—	—	—	6,731,310	—	6,731,310
Other comprehensive income (loss), net of tax	—	—	1,884,788	—	—	1,884,788
Stock options exercised	—	(3,943)	—	—	66,621	62,678
Issuance of restricted stock	—	(166,338)	—	—	166,338	—
Excess tax benefit from stock options exercised	—	15,073	—	—	—	15,073
Stock-based compensation expense	—	326,194	—	—	—	326,194
Treasury shares acquired	—	—	—	—	(3,562,053)	(3,562,053)
Employee stock purchase plan	—	5,001	—	—	—	5,001
Cash dividends - $0.30 per share	—	—	—	(1,506,844)	—	(1,506,844)

Balance at May 31, 2011	7,586,764	65,535,634	(5,726,555)	96,249,483	(38,117,434)	125,527,892
Net (loss) earnings for 16 weeks	—	—	—	(2,274,283)	—	(2,274,283)
Other comprehensive income (loss), net of tax	—	—	208,323	—	—	208,323
Stock options exercised	—	15,080	—	—	71,770	86,850
Excess tax benefit from stock options exercised	—	3,800	—	—	—	3,800
Issuance of restricted stock	—	(102,045)	—	—	102,045	—
Stock based compensation expense	—	301,751	—	—	248,132	549,883
Treasury shares acquired	—	—	—	—	(588,206)	(588,206)
Other treasury shares re-issued	—	8,886	—	—	21,247	30,133
Cash dividends - $0.31 per share	—	—	—	(1,528,150)	—	(1,528,150)

Balance at September 20, 2011	$7,586,764	$65,763,106	$(5,518,232)	$92,447,050	$(38,262,446)	$122,016,242

				Sixteen weeks ended September 20, 2011	Thirty-six weeks ended May 31, 2011	Sixteen weeks ended September 21, 2010
Comprehensive income:
Net (loss) earnings for the period				$(2,274,283)	$6,731,310	$2,741,279
Change in defined benefit pension plans, net of tax				208,323	1,884,788	245,084

Comprehensive (loss) income				$(2,065,960)	$8,616,098	$2,986,363

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Sixteen weeks ended September 20, 2011 and September 21, 2010

(unaudited)

	September 20,	September 21,
	2011	2010
Cash flows provided by (used in) operating activities:
Net (loss) earnings	$(2,274,283)	$2,741,279
Adjustments to reconcile net (loss) earnings to net cash from operating activities:
Depreciation and amortization	4,683,957	4,561,760
Loss on disposition of assets, including abandonment losses	51,194	42,669
Impairment of long-lived assets	4,000,000	—
Stock based compensation expense	549,883	94,728
Net periodic pension cost	847,552	1,026,204
Contributions to pension plans	(350,000)	(50,000)

	7,508,303	8,416,640
Changes in assets and liabilities:
Trade and other receivables	532,143	(65,344)
Inventories	(164,449)	296,317
Prepaid expenses, sundry deposits and other	77,118	(792,550)
Other assets	16,835	29,274
Prepaid, accrued and deferred income taxes	(559,508)	675,355
Excess tax benefit from stock options exercised	(3,800)	(208,222)
Accounts payable	598,514	431,976
Accrued expenses	(666,755)	(119,656)
Self insured obligations	101,038	138,582
Deferred compensation and other liabilities	(135,117)	(123,605)

	(203,981)	262,127

Net cash provided by operating activities	7,304,322	8,678,767

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(5,517,340)	(6,513,235)
Proceeds from disposition of property	317	34,540
Change in other assets	146,221	102,720

Net cash (used in) investing activities	(5,370,802)	(6,375,975)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	1,000,000	1,000,000
Payment of long-term debt and capital lease obligations	(2,716,082)	(2,081,924)
Cash dividends paid	(740,438)	(657,877)
Proceeds from stock options exercised	86,850	673,954
Excess tax benefit from stock options exercised	3,800	208,223
Treasury shares acquired	(588,206)	(1,118,171)
Treasury shares re-issued	30,133	50,546

Net cash (used in) provided by financing activities	(2,923,943)	(1,925,249)

Net (decrease) increase in cash and equivalents	(990,423)	377,543
Cash and equivalents at beginning of year	2,449,448	647,342

Cash and equivalents at end of quarter	$1,459,025	$1,024,885

Supplemental disclosures:
Interest paid	$513,888	$445,307
Income taxes paid	126,508	614,645
Dividends declared but not paid	787,712	760,037
Lease transactions capitalized (non-cash)	—	171,380

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE A — ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying interim consolidated financial statements (unaudited) follows:

Description of the Business

Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All 96 Big Boy restaurants owned and operated by the Company as of September 20, 2011 are located in various regions of Ohio, Kentucky and Indiana. All 29 Golden Corral restaurants owned and operated by the Company as of September 20, 2011 are located primarily in the greater metropolitan areas of Cincinnati, Columbus, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania.

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

Reclassification

Certain previous year amounts have been reclassified to conform to the current year presentation.

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The first quarter of each fiscal year contains 16 weeks, while the last three quarters each normally contain 12 weeks. Every fifth or sixth year, the additional week needed to make a 53 week year is added to the fourth quarter, resulting in a 13 week fourth quarter. The current fiscal year will end on Tuesday, May 29, 2012 (fiscal year 2012), a period of 52 weeks. The year ended May 31, 2011 (fiscal year 2011) was also a 52 week year.

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

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Funds in transit from credit card processors are classified as cash. Highly liquid investments with original maturities of three months or less are considered as cash equivalents.

Receivables

Trade notes and accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of September 20, 2011 and May 31, 2011. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “Construction in progress” in the consolidated balance sheet if construction has begun or if construction is likely within the next 12 months. As of September 20, 2011, one new Big Boy restaurant building was under construction on leased land. Estimated remaining costs (not already included in “Construction in progress”) to complete the project approximated $310,000 as of September 20, 2011.

The cost of four additional tracts of land held for Big Boy development is also included in “Construction in progress” as of September 20, 2011, as near term construction is more likely than not. Contracts that had been entered before September 20, 2011 to acquire sites for future development were cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the contracts.

Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for the 16 week periods ended September 20, 2011 and September 21, 2010 was $16,000 and $44,000, respectively.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

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

Impairment of Long-Lived Assets

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment of long-lived assets. Carrying values are tested for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable from the estimated future cash flows expected to result from the use and eventual disposition of the property. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed the greater of the net present value of the future cash flow stream or fair value. Fair values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment as developed through its experience in disposing of unprofitable restaurant properties.

Six underperforming Golden Corral restaurants were permanently closed on August 23, 2011. As a result, a non-cash pretax asset impairment charge (with related closing costs) of $4,000,000 was recorded in the 16 week period ended September 20, 2011. The impairment charge lowered the carrying values of the six restaurant properties (all are owned in fee simple) to their fair values, which in the aggregate amount to approximately $6,909,000 (see Property Held for Sale elsewhere in Note A — Accounting Policies). The total charge reflected in the consolidated statement of earnings includes $69,000 in impaired intangible assets associated with unamortized initial franchise fees relating to the six impaired Golden Corral restaurants (see Goodwill and Other Intangible Assets, Including Licensing Agreements elsewhere in Note A – Accounting Policies). The charge also includes approximately $180,000 in other costs that were incurred in connection with closing the restaurants, of which $107,000 remained to be paid as of September 20, 2011.

No impairment losses were recognized during the 16 week period ended September 21, 2010.

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

Property Held for Sale / Investments in Land

Surplus property that is no longer needed by the Company is classified as “Property held for sale” in the consolidated balance sheet. As of September 20, 2011, “Property held for sale” consisted of two former Big Boy restaurants, six former Golden Corral restaurants and seven other surplus pieces of land. All of the surplus property is stated at estimated fair value expected to be received upon sale. The fair value of any property held for sale for which a viable sales contract is pending at the balance sheet date is reclassified to current assets. The fair value of three additional tracts of land for which no specific plans have been made is classified as “Investments in land” in the consolidated balance sheet. Fair values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment, and are considered level three under the fair value hierarchy.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of September 20, 2011 and May 31, 2011, the carrying amount of Big Boy goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested for impairment annually on the first day of the fourth quarter of each fiscal year and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred.

Other intangible assets principally consist of initial franchise fees that were paid for each Golden Corral restaurant that the Company opened. The $40,000 fee began amortizing when each restaurant opened, computed using the straight-line method over the 15 year term of each restaurant’s individual franchise agreement. Unamortized initial franchise fees relating to six impaired Golden Corral restaurants (see Impairment of Long-Lived Assets elsewhere in Note A – Accounting Policies) amounting to $69,000 were written-off as impaired during the 16 week period ended September 20, 2011. Other intangible assets are otherwise tested for impairment on the first day of the fourth quarter of each fiscal year.

An analysis of other intangible assets follows:

	September 20,	May 31,
	2011	2011
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,080	$1,280
Less accumulated amortization	(644)	(750)

Carrying amount of Golden Corral initial franchise fees subject to amortization	436	530
Current portion of Golden Corral initial franchise fees subject to amortization	(72)	(85)

Golden Corral — total intangible assets	364	445
Other intangible assets subject to amortization — net	16	17
Other intangible assets not yet subject to amortization	34	34

Total other intangible assets	$414	$496

Amortization of Golden Corral initial franchise fees was $25,000 and $26,000 respectively during the 16 week periods ended September 20, 2011 and September 21, 2010. The fees for the remaining operations will continue to be amortized as scheduled below:

Annual period ending September 20,	(in thousands)
2012	$72
2013	72
2014	70
2015	62
2016	52
2017 to 2022	108

Total	$436

The franchise agreements with Golden Corral Franchising Systems, Inc. also require the Company to pay fees based on defined gross sales. These costs are charged as incurred to “Other operating costs” in the consolidated statement of earnings.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

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

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to other operating costs as incurred. New store opening costs for the 16 week periods ended September 20, 2011 and September 21, 2010 (all for Big Boy - no new Golden Corral restaurants have been opened) were $283,000 and $548,000 respectively.

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

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

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

Although the Company owns the mutual funds of the FESP until the retirement of the participants, the funds are invested at the direction of the participants. FESP assets are the principal component of “Other long-term assets” in the consolidated balance sheet. The common stock is a “phantom investment” that may be paid in actual shares or in cash upon retirement of the participant. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the consolidated balance sheet. The mutual funds and the corresponding liability to FESP participants were decreased $278,000 (due to market losses) during the 16 week period ended September 20, 2011, and were increased $156,000 (due to market gains) during the 16 week period ended September 21, 2010. The changes were effected through offsetting investment income or loss and charges (market gains) or credits (market losses) to deferred compensation expense within administrative and advertising expense in the consolidated statement of earnings.

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

Self-Insurance

The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance liabilities as deemed appropriate based on claims experience, which continues to benefit from active claims management and post accident drug testing. Self-insurance liabilities were increased $21,000 (charged to expense) and $93,000 respectively, in the 16 week periods ended September 20, 2011 and September 21, 2010.

Income Taxes

Income taxes are provided on all items included in the consolidated statement of earnings regardless of when such items are reported for tax purposes, which gives rise to deferred income tax assets and liabilities. The provision for income taxes in all periods presented has been computed based on management’s estimate of the effective tax rate for the entire year. The effective tax rate was estimated at 16 percent and 32 percent respectively, for the 16 week

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

periods ended September 20, 2011 and September 21, 2010. The lower rate of 16 percent that was used for the 16 week period ended September 20, 2011 is primarily due to lower projected pretax earnings for fiscal year 2012, reflecting the $4,000,000 impairment of the six Golden Corrals, which had minimal impact on the general business tax credits expected for the full year.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 was issued to amend Accounting Standards Codification Topic 220, “Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the presentation must show each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, which is the Company’s current presentation. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Although early adoption is permitted, the Company will adopt the provisions of ASU 2011-05 on May 30, 2012 (the first day of the fiscal year that will end May 28, 2013).

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 was issued to amend Accounting Standards Codification Topic 350, “Intangibles – Goodwill and Other.” Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill tests performed as of a date before September 15, 2011, if an entity’s financial statements have not yet been issued. The Company will adopt the provisions of ASU 2011-08 effective March 7, 2012, the first day of the fourth quarter of fiscal year 2012.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE B — LONG-TERM DEBT

	September 20, 2011		May 31, 2011
	Payable	Payable	Payable	Payable
	within	after	within	after
	one year	one year	one year	one year
		(in thousands)
Construction Loan —
Construction Phase	$204	$2,296	$220	$2,780
Term Loans	6,314	16,643	6,428	17,415

Revolving Loan	—	—	—	—

Stock Repurchase Loan —
Draw Phase	—	—	104	896
Term Loans	128	851	—	—

2009 Term Loan	1,011	1,225	1,002	1,481

	$7,657	$21,015	$7,754	$22,572

The portion payable after one year matures as follows:

	September 20,	May 31,
	2011	2011
	(in thousands)
Period ending in 2013	$6,332	$6,848
2014	4,884	5,118
2015	3,836	3,943
2016	2,647	3,031
2017	2,109	1,984
Subsequent to 2017	1,207	1,648

	$21,015	$22,572

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

Construction Loan

The Construction Loan is an unsecured draw credit line intended to finance construction and opening and/or the refurbishing of restaurant operations. The 2010 Loan Agreement increased the amount available to be borrowed from $1,000,000 to $15,000,000. As of September 20, 2011, the amount available to be borrowed had been reduced to $9,500,000, which reflects the sum of $5,500,000 borrowed since the 2010 Loan Agreement went into effect, including $1,000,000 borrowed during first quarter of fiscal 2012.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE B — LONG-TERM DEBT (CONTINUED)

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

Within six months of borrowing, the balance outstanding under each loan in the Construction Phase must be converted to a Term Loan, with an amortization period of not less than seven nor more than 12 years as chosen by the Company. For funds borrowed between September 2007 and September 2010, any Term Loan converted with an initial amortization period of less than 12 years, a one-time option, without penalty or premium, is available during the chosen term to extend the amortization period up to a total of 12 years. Outstanding balances of loans initiated prior to September 2007 had to be converted with an amortization period not to exceed seven years. Upon conversion to an amortizing Term Loan, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

Prepayments of Term Loans that were initiated prior to September 2009 are permissible upon payment of sizeable prepayment fees and other amounts. For Term Loans initiated after September 2009, the Company has the option at the time of conversion to include a small breakfunding premium over the otherwise applicable fixed interest rate in exchange for the right to prepay in whole or in part at any time without incurring a prepayment fee. After September 2010, the breakfunding premium included at conversion is also necessary in order to be permitted to extend the amortization period up to 12 years without incurring additional costs.

As of September 20, 2011, the aggregate outstanding balance under the Construction Loan was $25,457,000, which consisted of $22,957,000 in Term Loans and $2,500,000 in the Construction Phase awaiting conversion. Since the inception of the Construction Loan (including prior loan agreements), 21 of the Term Loans ($51,500,000 out of $94,500,000 in original notes) had been retired as of September 20, 2011. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 5.21 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $623,000, expiring in various periods currently ranging from January 2012 through August 2018.

The $2,500,000 balance in the Construction Phase as of September 20, 2011 was borrowed under two separate draws ($1,500,000 in May 2011 and $1,000,000 in August 2011), both of which are currently subject to variable interest rates of 1.9 percent or lower. The amount in the Construction Phase that is included in the above table as being payable within one year is an estimate that assumes conversion to a Term Loan within six months from the date of borrowing. If the 2010 Loan Agreement is not renewed by April 2012, any outstanding amount in the Construction Phase that has not been converted into a Term Loan shall mature and be payable in full at that time.

Revolving Loan

The Revolving Loan provides an unsecured credit line that allows for borrowing of up to $5,000,000 to fund temporary working capital needs. Amounts repaid may be re-borrowed so long as the amount outstanding does not exceed $5,000,000 at any time. The Revolving Loan, none of which was outstanding as of September 20, 2011, will mature and be payable in full in April 2012, unless it is renewed sooner. It is subject to a 30 consecutive day out-of-debt period each fiscal year. Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is subject to a 0.25 percent unused commitment fee.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE B — LONG-TERM DEBT (CONTINUED)

Stock Repurchase Loan

The Stock Repurchase Loan is an unsecured draw credit line intended to finance repurchases of the Company’s common stock, under which up to $10,000,000 may be borrowed. As of September 20, 2011, $9,000,000 remained available to be borrowed. Amounts drawn are on an interest-only basis for six months (Draw Phase). Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Prepayment of principal without penalty is permitted at the end of any rate period during the Draw Phase. The balance outstanding must be converted semi-annually to a Term Loan amortized over seven years. If the 2010 loan agreement is not renewed by April 2012, any outstanding balance in the Draw Phase that has not been converted into a Term Loan shall mature and be payable in full at that time. The Stock Repurchase Loan is not subject to an unused commitment fee.

The $1,000,000 balance that was in the Draw Phase at May 31, 2011 was converted into a Term Loan in July 2011. The loan requires 84 equal installments of $13,000 including principal and interest at a fixed 3.56 percent rate, which matures in July 2018.

2009 Term Loan

The 2009 Term Loan originated in September 2009 when $4,000,000 was borrowed to fund the acquisition of five Big Boy restaurants from the landlord of the facilities. The 2009 Term Loan requires 48 equal monthly installments of $89,000 including principal and interest at a fixed 3.47 percent rate. The final payment of the unsecured loan is due October 21, 2013.

Loan Covenants

The 2010 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of September 20, 2011. The 2010 Loan Agreement does not require compensating balances.

Fair Values

The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at September 20, 2011 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
Terms Loans within the Construction Loan	$22,957,000	$23,980,000

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE C — LEASED PROPERTY

Although the Company’s policy is to own the property on which it operates restaurants, the Company occupies certain of its restaurants pursuant to lease agreements. As of September 20, 2011, 22 restaurants were in operation on non-owned premises, 21 of which were classified as operating leases and one was a capital lease. Most of the operating leases are for 15 or 20 years and contain multiple five year renewal options. However, two operating leases (both for Big Boy) will expire over the course of fiscal year 2012, with the underlying properties expected to be vacated.

Seven of the operating leases are for Golden Corral operations. Big Boy restaurants are operated under the terms of 14 operating leases and one capital lease. In addition, an operating lease was in place for land on which construction of a Big Boy restaurant was in progress as of September 20, 2011.

Office space is occupied under an operating lease that expires during fiscal year 2013, with renewal options available through fiscal year 2023. A purchase option is available in 2023 to acquire the office property in fee simple estate.

Rent expense under operating leases for the 16 week periods ended:

	September 20,	September 21,
	2011	2010
	(in thousands)
Minimum rentals	$563	$519
Contingent payments	—	—

	$563	$519

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

	September 20,	September 20,
	Asset balances at
	September 20,	May 31,
	2011	2011
	(in thousands)
Restaurant property (land)	$825	$825
Delivery and other equipment	1,730	1,730
Less accumulated amortization	(729)	(662)

	$1,826	$1,893

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE C — LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases are summarized in the table below. The column for capitalized leases includes the requirement to acquire land, currently leased by the Company, in fee simple estate after the 10th year of the lease.

	Capitalized	Operating
Annual period ending September 20,	leases	leases
	(in thousands)
2012	$354	$1,711
2013	245	1,590
2014	245	1,599
2015	245	1,449
2016	245	1,437
2017 to 2033	1,360	13,752

Total	2,694	$21,538

Amount representing interest	(813)

Present value of obligations	1,881

Portion due within one-year	(249)

Long-term obligations	$1,632

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

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE D — CAPITAL STOCK (CONTINUED)

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

Stock Options Awarded under the 2003 Incentive Plan

As of September 20, 2011, options to purchase 333,250 shares had been cumulatively granted under the Plan. No stock options were awarded during the 16 weeks ended September 20, 2011. Of the 333,250 shares cumulatively granted, 26,000 belong to the President and Chief Executive Officer (CEO). The outstanding options belonging to the CEO that were granted before October 2009 (20,000) vested six months from the date of grant. Options granted to the CEO pursuant to the terms of his employment contract (3,000 respectively in October 2009 and October 2010) vested one year from the date of the grant. Outstanding options granted to executive officers and other key employees vest in three equal annual installments. Outstanding options granted to non-employee members of the Board of Directors vested one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

There were 258,004 options outstanding as of September 20, 2011. No stock options were granted during the 16 week period ended September 20, 2011.

Unrestricted Stock Awarded under the 2003 Incentive Plan

On June 15, 2011, the Committee granted an unrestricted stock award to the CEO. Pursuant to the award, 17,364 shares of the Company’s common stock were re-issued to the CEO from the Company’s treasury. The total value of the award amounted to $371,000, for which the Company recorded a pretax charge against administrative and advertising expense in the consolidated statement of earnings during the 16 week period ended September 20, 2011. In connection with the award, the CEO surrendered 7,998 shares back to the company’s treasury to cover the withholding tax obligation on the compensation. Also on June 15, 2011, an option to purchase 40,000 shares of the Company’s common stock that belonged to the CEO was terminated. The option was originally granted to him on July 11, 2001 at a strike price of $13.70 per share (see 1993 Stock Option Plan described elsewhere in Note D – Capital Stock).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE D — CAPITAL STOCK (CONTINUED)

Restricted Stock Awarded under the 2003 Incentive Plan

In October 2010, the Committee began granting restricted stock awards in lieu of the previous practice of granting stock options each year.

Each non-employee member of the Board of Directors was granted a restricted stock award on October 6, 2010 equivalent to $40,000 in shares of the Company’s common stock. The aggregate award amounted to 12,036 shares granted, which resulted in 2,006 shares being issued to each non-employee director, based upon the October 6, 2010 market value of the Company’s common stock. On October 5, 2011, each non-employee director was again granted a restricted stock award equivalent to $40,000 in shares of the Company’s common stock. Based upon the October 5, 2011 market value of the Company’s common stock, the total award amounted to 14,560 shares, or 2,080 to each non-employee member. Pursuant to the terms of his employment contract, on October 5, 2011 the CEO was granted a restricted stock award in the same amount (2,080 shares) and subject to the same conditions as the restricted stock granted to non-employee directors on that day.

On June 15, 2011, the Committee granted restricted stock awards to the executive officers and other key employees. Pursuant to the award, 7,141 shares were re-issued from the Company’s treasury. The aggregate award amounted to $150,000, based on the market value of the Company’s stock on June 15, 2011.

All restricted stock awarded was re-issued from the Company’s treasury and vests in full on the first anniversary of the grant date. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service or employment ends, except that enough shares may be sold to satisfy tax obligations attributable to the grant.

Shares Available for Awards under the 2003 Incentive Plan

The table below reconciles shares available for awards under the 2003 Incentive Plan as of September 20, 2011:

Original authorization	800,000
Stock options cumulatively granted	(333,250)
Stock options cumulatively forfeited (re-available)	57,834

524,584
Unrestricted stock issued	(17,364)
Restricted stock issued	(19,177)

Available for awards	488,043

No other awards — stock appreciation rights or performance awards — had been granted under the 2003 Incentive Plan as of September 20, 2011.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. Approved by the shareholders in October 1993, the 1993 Stock Option Plan authorized the grant of stock options for up to 562,432 shares (as adjusted for subsequent changes in capitalization from the original authorization of 500,000 shares) of the common stock of the Company for a 10 year period that began in May 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan (Amended Plan) in October 1998, which extended the availability of options to be granted to October 4, 2008. The Amended Plan is in compliance with the American Jobs Creation Act of 2004 and section 409A of the Internal Revenue Code.

Options to purchase 556,228 shares were cumulatively granted under the 1993 Stock Option Plan and the Amended Plan before granting authority expired on October 4, 2008. As of September 20, 2011, 157,669 shares granted remained outstanding, including 110,000 that belong to the CEO. An outstanding option for 40,000 shares that was granted to the CEO in 2001 was terminated on June 15, 2011.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE D — CAPITAL STOCK (CONTINUED)

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

Outstanding and Exercisable Stock Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of September 20, 2011:

			Weighted avg.		Aggregate
	No. of	Weighted avg.	Remaining		Intrinsic Value
	shares	price per share	Contractual Term		(in thousands)
Outstanding at beginning of year	461,840	$23.01
Granted	—	$—
Exercised	(5,000)	$17.37
Forfeited or expired	(41,167)	$13.88

Outstanding at end of quarter	415,673	$23.98	4.68	years	$41

Exercisable at end of quarter	370,506	$24.13	4.22	years	$41

The intrinsic value of stock options exercised during the 16 week periods ended September 20, 2011 and September 21, 2010 was $16,000 and $612,000, respectively. Options exercised during the 16 week period ended September 21, 2010 included 61,478 by the CEO, the intrinsic value of which was $595,000.

Stock options outstanding and exercisable as of September 20, 2011 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

	No. of	Weighted average	Weighted average
Range of Exercise Prices per Share	shares	price per share	remaining life in years
Outstanding:
$13.43 to $18.00	2,000	$16.39	1.00 years
$18.01 to $24.20	209,085	$20.60	4.14 years
$24.21 to $31.40	204,588	$27.50	5.26 years

$13.43 to $31.40	415,673	$23.98	4.68 years

Exercisable:
$13.43 to $18.00	2,000	$16.39	1.00 years
$18.01 to $24.20	179,418	$20.62	3.37 years
$24.21 to $31.40	189,088	$27.55	5.06 years

$13.43 to $31.40	370,506	$24.13	4.22 years

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE D — CAPITAL STOCK (CONTINUED)

Restricted Stock Awards

The changes in restricted stock under the 2003 Stock option and Incentive Plan are shown below as of Seotember 20, 2011:

	No. of	Weighted avg.
	Shares	price per share
Non-vested at beginning of year	12,036	$19.94
Granted	7,141	$21.05
Vested	(625)	$21.05
Forfeited	—	$—

Non-vested at end of quarter	18,552	$20.31

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock measured at 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2011 (latest available data), 159,283 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2011, the custodian held 44,507 shares on behalf of employees.

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of September 20, 2011, 38,831 shares remained in the FESP reserve, including 12,060 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of September 20, 2011, the Company’s treasury held 2,663,564 shares of the Company’s common stock. Most of the shares were acquired through a modified “Dutch Auction” self-tender offer in 1997, and in a series of intermittent repurchase programs that began in 1998.

The current repurchase program was authorized by the Board of Directors on January 6, 2010. The authorization allows the Company to repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two year period that will expire January 6, 2012. Since its inception, the Company has acquired 289,528 shares at a cost of $6,107,000, which includes 19,596 shares acquired at a cost of $417,000 during the 16 week period ended September 20, 2011.

In addition, 7,998 shares were repurchased during the 16 week period ended September 20, 2011 at a cost of $171,000 to cover the withholding tax obligation in connection with an unrestricted stock award of 17,364 shares to the President and Chief Executive Officer.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE D — CAPITAL STOCK (CONTINUED)

Earnings (Loss) Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

			Stock equivalents
	Basic earnings per share			Diluted earnings per share
	Weighted average			Weighted average
16 weeks ended	shares outstanding	EPS		shares outstanding	EPS
September 20, 2011	4,928,671	$(.46)	13,168	4,941,839	$(.46)
September 21, 2010	5,093,981	.54	28,295	5,122,276	.54

Stock options to purchase 253,000 shares in the quarter ended September 20, 2011 and 295,000 in the quarter ended September 21, 2010 were excluded from the calculation because the effect was anti-dilutive.

Share-Based Payment (Compensation Cost)

The fair value of stock options granted and restricted stock issued is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. The fair value of the unrestricted stock issued to the CEO on June 15, 2011 (see Unrestricted Stock Awarded under the 2003 Incentive Plan described elsewhere in Note D — Capital Stock) was recognized entirely during the 16 weeks ended September 20, 2011. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the consolidated statement of earnings.

	16 week periods ended
	September 20,	September 21,
	2011	2010
	(in thousands)
Charged to Share-Based Compensation Cost
Stock options granted	$50	$95
Restricted stock issued	129	—
Unrestricted stock issued	371	—

Share based compensation cost	550	95
Tax benefit	(187)	(32)

Compensation cost, net of tax	$363	$63

Effect on basic earnings per share	$.07	$.01

Effect on diluted earnings per share	$.07	$.01

As of September 20, 2011, there was $201,000 of total unrecognized pretax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.9 years. Unrecognized pretax compensation cost related to restricted stock awards amounted to $114,000, which is expected to recognized over a weighted average period of 0.3 years.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE D — CAPITAL STOCK (CONTINUED)

No stock options were awarded during the 16 week period ended September 20, 2011. The fair value of each option award that was granted in previous years was estimated on the date of the grant using the modified Black-Scholes option pricing model. The assumptions used to determine the $5.49 weighted average fair value of the 40,000 options that were granted during the 16 week period ended September 21, 2010 were:

Dividend yield	2.5%
Expected volatility	32%
Risk free interest rate	2.72%
Expected lives	6.0 years

Dividend yield was based on the Company’s current dividend yield, which is considered the best estimate of projected dividend yields within the contractual life of the options. Expected volatility was based on the historical volatility of the Company’s stock using the month end closing price of the previous six years. Risk free interest rate represents the U.S. Treasury yield curve in effect at the time of grant for periods within the expected life of the option. Expected life represents the period of time the options are expected to be outstanding based on historical exercise patterns.

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

NOTE E — PENSION PLANS

As discussed more fully under Benefit Plans in Note A — Accounting Policies, the Company sponsors two qualified defined benefit pension plans (DB Plans) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for all three retirement plans is summarized below:

	16 week periods ended
	September 20,	September 21,
Net periodic pension cost components	2011	2010
	(in thousands)
Service cost	$591	$592
Interest cost	576	582
Expected return on plan assets	(635)	(520)
Amortization of prior service cost	1	3
Recognized net actuarial loss	269	274
Settlement loss	46	95

Net periodic pension cost	$848	$1,026

Weighted average discount rate	5.25%	5.50%
Weighted average rate of compensation increase	4.00%	4.00%
Weighted average expected long-term rate of return	7.50%	7.50%

Net periodic pension cost for fiscal year 2012 is currently expected in the range of $2,700,000 to 2,800,000. This includes a benefit in excess of $550,000 from certain changes in assumptions relating to retirement, termination and marriage, offset by approximately $125,000 due to the reduction of 25 points in the discount rate. Net periodic pension cost in fiscal year 2011 was $3,025,000.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE E — PENSION PLANS (CONTINUED)

The preliminary minimum required contributions to the DB Plans for the plan year ending May 31, 2012 are currently projected to be $2,055,000, approximately $990,000 of which must be paid during fiscal year 2012. Although the Company has until February 2013 to pay the remainder, the Company will likely make all of the required contributions before the fiscal year ends on May 29, 2012. A contribution of $350,000 was made to the plans to meet the first minimum requirement that was due on September 15, 2011. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon retirement of the participants. Lump sums totaling $33,000 were paid from the SERP during the 16 weeks ended September 20, 2011.

Future funding of the DB Plans largely depends upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Although the market for equity securities made significant rebounds in fiscal years 2011 and 2010, the market declines experienced in fiscal year 2009 (along with significant declines experienced during the 16 weeks ended September 20, 2011) continue to adversely affect funding, and will likely require the continued recognition of significantly higher net periodic pension costs than had been incurred prior to the market declines in fiscal year 2009.

Underfunded pension obligations included in “Long-Term Obligations” in the consolidated balance sheet represent projected benefit obligations in excess of the fair value of plan assets. The change in underfunded status is re-measured at the end of each fiscal year, effected through an increase or decrease in “Accumulated other comprehensive loss” in the equity section of the consolidated balance sheet. The projected benefit obligation, which includes a projection of future salary increases, was measured at May 31, 2011 using a weighted average discount rate of 5.25 percent, a reduction of 25 basis points from the previous year. The projected benefit obligation increases approximately $975,000 for each decrease of 25 basis points in the discount rate.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A — Accounting Policies) was $144,000 and $157,000 respectively, during the 16 week periods ended September 20, 2011 and September 21, 2010. The President and Chief Executive Officer (CEO) has an employment agreement that calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the Non Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A — Accounting Policies). In the 16 week periods ended September 20, 2011 and September 21, 2010, matching contributions to the 401(k) plans amounted to $85,000 and $68,000 respectively. Matching contributions to the Executive Savings Plan were $11,000 and $10,000 respectively in the 16 week periods ended September 20, 2011 and September 21, 2010.

The Company does not sponsor post retirement health care benefits.

NOTE F — COMPREHENSIVE INCOME

	16 week periods ended
	September 20,	September 21,
	2011	2010
	(in thousands)
Net (loss) earnings	$(2,274)	$2,741
Amortization of amounts included in net periodic pension cost	315	372
Tax effect	(107)	(127)

Comprehensive (loss) income	$(2,066)	$2,986

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE G — SEGMENT INFORMATION

The Company has two reportable segments within the food service industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	16 week periods ended
	September 20,	September 21,
	2011	2010
	(in thousands)
Sales
Big Boy	$61,361	$60,006
Golden Corral	30,367	32,920

	$91,728	$92,926

Earnings (loss) before income taxes
Big Boy	$4,501	$5,939
Opening expense	(283)	(548)

Total Big Boy	4,218	5,391

Golden Corral	484	1,241
Impairment of long-lived assets	(4,000)	—

Total Golden Corral	(3,516)	1,241

Total restaurant level profit	702	6,632

Administrative expense	(3,341)	(2,526)
Franchise fees and other revenue	389	399

Operating (loss) profit	(2,250)	4,505

Interest expense	(457)	(474)

(Loss) earnings before income taxes	$(2,707)	$4,031

Depreciation and amortization
Big Boy	$3,112	$2,791
Golden Corral	1,572	1,771

	$4,684	$4,562

Capital expenditures
Big Boy	$4,600	$6,163
Golden Corral	917	350

	$5,517	$6,513

	As of
	September 20,	May 31,
	2011	2011
Identifiable assets
Big Boy	$125,377	$125,784
Golden Corral	64,547	69,490

	$189,924	$195,274

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE H — COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $12,023,000, $3,960,000, $211,000 and $116,000 respectively, for the annual periods ending September 20, 2012, 2013, 2014 and 2015. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

Litigation

The Company is subject to various claims and suits that arise from time to time in the ordinary course of business. Management does not presently believe that the resolution of any claims currently outstanding will materially affect the Company’s earnings, cash flows or financial position. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes that adequate provisions for losses not covered by insurance are already included in the consolidated financial statements.

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

Outstanding letters of credit maintained by the Company totaled $100,000 as of September 20, 2011.

As of September 20, 2011, the Company operated 22 restaurants on non-owned properties. (See Note C — Leased Properties.) Two of the leases provide for contingent rental payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

These three restaurants are operated by the Company (not consolidated herein) and they pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $1,521,000 and $1,491,000 respectively, during the 16 week periods ended September 20, 2011 and September 21, 2010. The amount owed to the Company from these restaurants was $77,000 and $57,000 respectively, as of September 20, 2011 and May 31, 2011. Amounts due are generally settled within 28 days of billing.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2012, Ended September 20, 2011

NOTE I — RELATED PARTY TRANSACTIONS (CONTINUED)

All related party transactions described above were effected on substantially similar terms as transactions with persons having no relationship with the Company.

The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next 10 years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company until her death in September 2009, commenced in March 2005. On March 1, 2011, the monthly payment was increased to $19,149 from $19,006 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation to Mrs. Maier’s Estate, approximating $530,000, is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation, approximating $193,000, is included in current liabilities in the consolidated balance sheet.

NOTE J — SUBSEQUENT EVENT

On October 12, 2011, the Company announced that it had engaged an investment banking firm specializing in the restaurant industry to assist the Company in its evaluation of strategic alternatives relating to its Golden Corral business segment. While the engagement is focused on optimizing the value of the Company’s investment it its Golden Corral segment, there is no specific strategic or financial transaction in mind nor is there any fixed endpoint for the project’s conclusion.

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

CORPORATE OVERVIEW

On August 23, 2011, the Company closed six underperforming Golden Corral restaurants. As a result, a non-cash pretax asset impairment charge (with related closing costs) of $4,000,000 was recorded in the First Quarter of Fiscal 2012 (defined below). The impairment charge lowered the carrying values of the six restaurant properties (all of which are owned in fee simple estate) to their fair values, which in the aggregate amount to approximately $6,900,000.

On October 12, 2011, the Company announced that it had engaged an investment banking firm specializing in the restaurant industry to assist the Company in its evaluation of strategic alternatives relating to its Golden Corral business segment. While the engagement is focused on optimizing the value of the Company’s investment in its Golden Corral segment, there is no specific strategic or financial transaction in mind nor is there any fixed endpoint for the project’s conclusion.

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (Company) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet-style “Golden Corral” restaurants. As of September 20, 2011, 96 Big Boy restaurants and 29 Golden Corral restaurants were owned and operated by the Company, which are located in various regions of Ohio, Kentucky and Indiana, plus smaller regions in Pennsylvania and West Virginia.

The Company’s First Quarter of Fiscal 2012 consists of the 16 weeks ended September 20, 2011. It compares with the 16 weeks ended September 21, 2010, which constituted the First Quarter of Fiscal 2011. The first quarter of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains 16 weeks, whereas the following three quarters normally contain only 12 weeks each. References to Fiscal 2012 refer to the 52 week year that will end on May 29, 2012. References to Fiscal 2011 refer to the 52 week year that ended May 31, 2011.

A net loss of $2,274,000 was experienced in the First Quarter of Fiscal 2012, a diluted loss per share of ($0.46). Net earnings were $2,741,000 ($0.54 diluted earnings per share) in the First Quarter of Fiscal 2011. The diluted loss/ earnings per share calculations used the following diluted weighted average shares outstanding: 4,941,839 in the First Quarter of Fiscal 2012 and 5,122,276 in the First Quarter of Fiscal 2011. The estimated effective tax rate was 16 percent in the First Quarter of Fiscal 2011 and was 32 percent in the First Quarter of Fiscal 2011.

Factors having a notable effect when comparing the pretax loss of ($2,707,000) in the First Quarter of Fiscal 2012 with pretax earnings of $4,031,000 reported in the First Quarter of Fiscal 2011:

•	$4,000,000 charge (with related closing costs) for impairment of long lived Golden Corral assets in the First Quarter of Fiscal 2012

•	Consolidated restaurant sales decreased $1,198,000, a decline of 1.3 percent.

-	Total Big Boy sales increased $1,355,000, the result of more restaurants in operation

-	Big Boy same store sales decreased 0.2 percent

-	Golden Corral sales decreased $2,553,000, including the effect of lost sales from the six closed restaurants in the final four week period of the quarter (August 24 through September 20, 2011)

-	Golden Corral same store sales decreased 4.9 percent

•	Big Boy gross profit decreased $1,144,000, a decline of 16.7 percent

As a percentage of sales:

-	Food cost was 34.0 percent in the First Quarter of Fiscal 2012, up from 32.5 percent in the First Quarter of Fiscal 2011

-	Other operating costs were 21.0 percent, up from 20.3 percent in the First Quarter of Fiscal 2011

•	Golden Corral gross profit decreased $819,000, a decline of 39.3 percent

As a percentage of sales:

-	Food cost was 38.3 percent in the First Quarter of Fiscal 2012, up from 37.9 percent in the First Quarter of Fiscal 2011

-	Payroll and related expenses were 29.3 percent in the First Quarter of Fiscal 2012, up from 28.2 percent in the First Quarter of Fiscal 2011

-	Other operating costs were 28.2 percent in the First Quarter of Fiscal 2012, up from 27.5 percent in the First Quarter of Fiscal 2011

•

Administrative and advertising expense increased 16.3 percent, primarily due to stock based compensation costs, which increased $455,000, including $371,000 for an unrestricted stock award to the Chief Executive Officer.

RESULTS of OPERATIONS

Sales

The Company’s sales are primarily generated through the operation of Big Boy restaurants and Golden Corral restaurants. Big Boy sales also include wholesale sales from the Company’s commissary to restaurants licensed to other Big Boy operators and the sale of Frisch’s signature brand tartar sauce to grocery stores. Same store sales comparisons are a key metric that management uses in the operation of the business. Same store sales are affected by changes in customer counts and menu price increases. Changes in sales also occur as new restaurants are opened and older restaurants are closed. Below is the detail of consolidated restaurant sales:

	1st Quarter
	2012	2011
	(in thousands)
Big Boy restaurants	$58,165	$57,001
Wholesale sales to licensees	2,908	2,733
Wholesale sales to grocery stores	288	272

Total Big Boy sales	61,361	60,006
Golden Corral restaurants	30,367	32,920

Consolidated restaurant sales	$91,728	$92,926

The Company operated 96 Big Boy restaurants as of September 20, 2011. The count of 96 includes the following changes since the beginning of Fiscal 2011 (June 2010), when 91 Big Boy restaurants were in operation:

•	July 2010 — new restaurant opened in Louisville, Kentucky

•	August 2010 — new restaurant opened near Dayton, Ohio

•	October 2010 — new restaurant opened in Elizabethtown, Kentucky (Louisville market)

•	December 2010 — new restaurant opened in Heath, Ohio (Columbus market)

•	July 2011 — new restaurant opened near Cincinnati, Ohio

One Big Boy restaurant building was under construction as of September 20, 2011. It opened on October 3, 2011 in Highland Heights, Kentucky (Cincinnati market). A nearby aging restaurant was permanently closed on September 30, 2011. Two other older Big Boy restaurants currently operating at leased locations will likely be closed and the properties vacated as their leases expire in December 2011 and May 2012. There are currently no other new Big Boy restaurants planned to open before the end of Fiscal 2012.

Big Boy same store sales decreased 0.2 percent during the First Quarter of Fiscal 2012. The same store decrease reflects a 2.6 percent decline in customer counts, which was offset by menu price increases of 1.0 percent implemented respectively in September 2010 and March 2011 to which a 1.5 percent increase was added in September 2011. Another increase will likely be implemented in March 2012.

Frisch’s grocery line business will be significantly expanded in November 2011 when its brand of salad dressings begins arriving in grocery stores joining tartar sauce products, which have been a staple on grocery store shelves for many years. Also in November 2011, all of the Company’s grocery line products will only be marketed under the name “Frisch’s” with reference to “Big Boy” deleted to allow entry into previously restricted markets.

The Company operated 29 Golden Corral restaurants as of August 23, 2011. The count of 29 includes the following changes since the beginning of Fiscal 2011 (June 2010), when 35 restaurants were in operation:

•	August 2011 — closed four restaurants in or near Cincinnati, Ohio

•	August 2011 — closed restaurant in Medina, Ohio (Cleveland market)

•	August 2011 — closed restaurant in West Akron, Ohio (Cleveland market)

The Company has no plans to open any new Golden Corral restaurants.

Golden Corral same store sales decreased 4.9 percent in the First Quarter of Fiscal 2012 (the six closed restaurants have been removed from the same store comparison). The same store sales decrease reflects a 9.6 percent decline in customer counts, which was offset by menu price increases of 1.3 percent in September 2010, 0.9 percent in January 2011, 1.0 percent in March 2011 and 0.9 percent in June 2011

Higher menu prices may contribute to the trend in lower customer counts. However, of greater concern is the persistently high level of unemployment in the Midwest region that continues to restrict the disposable income of the customer bases for both Big Boy and Golden Corral, which in turn impedes sales growth opportunities. Management has no plans to offer competitive discounting or other promotional deals to which many other chain restaurants have recently reverted in an effort to boost their sagging customer traffic during the continued economic downturn. Management believes the avoidance of deep discounting has kept the Company’s sales declines to a minimum, placing the Company in a solid position of not having to ask customers to give up deals when the economy eventually recovers.

Proposed regulations of the menu labeling provision of the Federal Patient Protection and Affordable Care Act (enacted March 2010) were issued by the U.S. Food and Drug Administration on April 1, 2011. Final regulations are expected by the end of calendar year 2011 with implementation required by mid 2012. Sales volumes in both Big Boy and Golden Corral restaurants may be adversely affected if customers significantly alter their dining choices as a result of the requirement to add nutritional information to menus.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements because advertising expense and impairment of asset losses are charged against restaurant level profit. Gross profit for both operating segments is shown below:

	1st Quarter
	2012	2011
	(in thousands)
Big Boy gross profit	$5,691	$6,835
Golden Corral gross profit	1,264	2,083

Total gross profit	$6,955	$8,918

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows, which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	1st Quarter 2012			1st Quarter 2011
	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0

Food and Paper	35.4	34.0	38.3	34.4	32.5	37.9

Payroll and Related	33.6	35.7	29.3	33.1	35.8	28.2

Other Operating Costs (including opening costs)	23.4	21.0	28.2	22.9	20.3	27.5

Gross Profit	7.6	9.3	4.2	9.6	11.4	6.4

The cost of food continued to rise sharply during the First Quarter of Fiscal 2012. Higher prices were experienced during the summer of 2011 for most food commodities, especially hamburger. The high cost of hamburger is driven by a) the high cost of corn, which is the principal feed ingredient for cattle, hogs and poultry, and b) 50-year lows in cattle supplies. Elevated prices for most of the commodities that the Company uses are expected to continue through the remainder of calendar year 2011, although food costs in the Golden Corral segment have moderated somewhat due to longer term pricing that has been locked-in for top butt steaks.

The Company does not use financial instruments as a hedge against changes in commodity prices. The effect of commodity price increases is actively managed with changes to the Big Boy menu mix and effective selection and rotation of items served on the Golden Corral buffet, together with periodic increases in menu prices. However, rapid escalations in the cost of food can be problematic to effective menu management, as evidenced by the sharply rising percentages in the above table despite higher prices being charged to customers. Food and paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept, and because top butt steak is featured daily on the buffet line.

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

The increase in payroll and related costs for the Golden Corral segment (as a percentage of sales) is due to the absorption of all management employees from the six closed restaurants along with roughly 60 percent of hourly employees into other Golden Corral restaurants. The percentages will likely increase in the short term before scaling back over time with attrition. Payroll and related costs for the Golden Corral segment are much lower than the Big Boy segment because fewer servers are needed.

Payroll and related costs continue to be adversely affected by mandated increases in the minimum wage.

•

In Ohio, where roughly two-thirds of the Company’s payroll costs are incurred, the minimum wage for non-tipped employees was increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was subsequently increased to $7.00 per hour on January 1, 2008, to $7.30 per hour on January 1, 2009 (there was no increase on January 1, 2010) and to $7.40 per hour on January 1, 2011. On January 1, 2012, the rate will increase to $7.70 per hour.

•

The Ohio minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was subsequently increased to $3.50 per hour on January 1, 2008, to $3.65 per hour on January 1, 2009 (there was no increase on January 1, 2010) and to $3.70 per hour on January 1, 2011. On January 1, 2012, the rate will increase to $3.85 per hour.

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

Although there is no seasonal fluctuation in employment levels, the number of hours worked by hourly paid employees has always been managed closely according to sales patterns in individual restaurants. However, the effects of paying the mandated higher hourly rates of pay have been and are continuing to be countered through the combination of reductions in the number of scheduled hours and higher menu prices charged to customers. Without benefit of reductions in labor hours, the Ohio minimum wage increase on January 1, 2011 would have added an estimated $140,000 to annual payroll costs in Ohio restaurant operations. The scheduled increase on January 1, 2012 would add an estimated $575,000 to annual Ohio payrolls without the benefit of further reductions in hours.

Despite the savings that come from reductions in hours worked and higher menu prices charged to customers, other factors add to payroll and related costs. These factors include higher costs associated with benefit programs offered by the Company, most notably medical insurance premiums and pension related costs.

Medical insurance premiums totaled approximately $9,900,000 for the plan year that ended December 31, 2010, which was an increase of 5.2 percent over the previous year. Premium cost for the plan year that runs January 1, 2011 through December 31, 2011 is expected to be at least 5.6 percent higher, with total premium payments likely to exceed $10,450,000. The Company has historically absorbed 78 to 80 percent of the cost, with employees contributing the remainder. The medical insurance program for the 2012 plan year is currently being negotiated, with additional cost shifting to employees very likely. Management continues to analyze and evaluate health care reform legislation (the Federal Patient Protection and Affordable Care Act, enacted March 2010) to determine the future short and long term effects on the Company and various strategies to lessen the expected financial burden.

Net periodic pension cost was $848,000 and $1,026,000 respectively, in the First Quarter of Fiscal 2012 and the First Quarter of 2011. Net periodic pension cost for Fiscal 2012 is currently expected to be in the range of $2,700,000 to $2,800,000, which is net of a benefit in excess of $550,000 from certain changes in assumptions relating to retirement, termination and marriage, but which is offset by an increase of approximately $125,000 from the reduction of 25 basis points in the discount rate. The final total periodic pension cost in Fiscal 2011 was $3,025,000.

Net periodic pension cost for both the First Quarter of Fiscal 2012 and the First Quarter of Fiscal 2011 are much higher than historical levels. Equity securities comprise 70 percent of the target allocation of pension plan assets. Although the market for equity securities made significant rebounds in fiscal years 2010 and 2011, the steep market declines experienced in fiscal year 2009 (not to mention significant market declines during the First Quarter of Fiscal 2012) continue to drive the costs well above historical levels. The market losses from 2009 are being amortized through pension cost, which in turn creates a lower credit for the expected return on plan assets that flows through pension cost.

Payroll and related expenses are also affected by adjustments that result each quarter when management performs a comprehensive review of the Company’s self-insured Ohio workers’ compensation program and adjusts its reserves as deemed appropriate based on claims experience. Increases to the self-insured reserves result in charges to payroll and related expenses, while decreases to the reserves result in credits to payroll and related expenses. Charges of $21,000 and $93,000 respectively, were recorded in payroll and related expenses during the First Quarter of Fiscal 2012 and the First Quarter of Fiscal 2011.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, franchise fees for Golden Corral restaurants, new restaurant opening costs and many other restaurant operating costs. Opening costs can have a significant effect on other operating costs. Opening costs (all for Big Boy – no Golden Corral restaurants were opened during any of the periods presented in this MD&A) were $283,000 in the First Quarter of Fiscal 2012 and were $548,000 in the First Quarter of Fiscal 2012. As most of the other typical expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store levels. In other words, percentages rise when same store sales decrease and percentages will decrease when same store sales increase. Other operating costs for the Golden Corral segment are a much higher percentage of sales than Big Boy because the physical facility of a Golden Corral restaurant is roughly twice as large as a Big Boy restaurant and Golden Corral sales volumes have generally remained well below management’s original long-term expectations.

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

Administrative and advertising expense increased $782,000 during the First Quarter of Fiscal 2012, 16.3 percent higher than the First Quarter of Fiscal 2011. Stock based compensation expense included in administrative and advertising expense was $550,000 during the First Quarter of Fiscal 2012, and was $95,000 in the First Quarter of Fiscal 2011. An unrestricted stock award in June 2011 to the Chief Executive Officer that amounted to $371,000 was included in the stock based compensation expense. (A further discussion of stock based compensation appears below under Financing Activities.) Most of the remaining increase in administrative and advertising expense is for professional services related to the strategic assessment of the Golden Corral business segment.

Revenue from franchise fees is based upon sales volumes generated by Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of September 20, 2011, 25 Big Boy restaurants were licensed to other operators and paying franchise fees to the Company. No licensed Big Boy restaurants opened or closed during any of the periods presented in this MD&A. Other revenue also includes certain other fees from restaurants licensed to others along with minimal amounts of rent and investment income.

There were no gains or losses from the sale of real property during the First Quarter of Fiscal 2012 or the First Quarter of Fiscal 2011.

The six underperforming Golden Corral restaurants that were closed on August 23, 2011 resulted in a non-cash pretax asset impairment charge (with related closing costs) of $4,000,000 in the First Quarter of Fiscal 2012. The impairment charge lowered the carrying values of the six restaurant properties (all owned in fee simple estate) to their estimated fair values. The total charge includes impairment losses of intangible assets associated with unamortized initial franchise fees along with certain other costs incurred to close the restaurants.

Interest Expense

Interest expense in the First Quarter of Fiscal 2012 was $457,000 compared with $474,000 during the First Quarter of Fiscal 2011. The reduction is commensurate with slightly lower debt levels.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 16 percent in the First Quarter of Fiscal 2012 and at 32 percent in the First Quarter of Fiscal 2011. These rates have historically been kept low through the Company’s use of tax credits, especially the federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit (WOTC). While these tax credits are generally more favorable to the effective tax rate when pretax earnings decrease, they are much more favorable to the estimated effective tax rate when estimated annual pretax earnings decrease in a significant fashion, as is the current situation in Fiscal 2012 due to the combination of the charge for impairment of assets and the expected continuation of higher foods costs.

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

Aggregated Information about Contractual Obligations and Commercial Commitments

September 20, 2011

		Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$28,672	$7,658	$6,332	$4,884	$3,835	$2,647	$3,316
	Interest on Long-Term Debt (estimated)	3,263	1,221	849	559	337	181	116
	Rent Due under Capital Lease Obligations	2,694	354	245	245	245	245	1,360
1	Rent Due under Operating Leases	21,538	1,711	1,590	1,599	1,449	1,437	13,752
2	Purchase Obligations	16,811	12,524	3,960	211	116	—	—
3	Other Long-Term Obligations	802	232	234	237	99	—	—
	Total Contractual Cash Obligations	$73,780	$23,700	$13,210	$7,735	$6,081	$4,510	$18,544

1	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property, if any. Does not include agreements that are cancellable without penalty.

3	Deferred compensation liability (undiscounted).

The working capital deficit was $17,229,000 as of September 20, 2011. The deficit was $14,240,000 as of May 31, 2011. Most of the increase in the deficit is attributable to a lower level of cash on hand, and lower prepaid and refundable income taxes.

A financing package of unsecured credit facilities has been in place for many years with the same lending institution, currently styled (since October 2010) as the 2010 Loan Agreement. Funds available under the 2010 Loan Agreement are readily available to be borrowed through April 2012, summarized below as of September 20, 2011:

•	Construction Loan - $9,500,000 is available to finance new restaurant construction and/or refurbishing of restaurant operations.

•	Stock Repurchase Loan - $9,000,000 is available to finance repurchases of the Company’s common stock

•	Revolving Loan - $5,000,000 – is available to fund temporary working capital if needed (currently unused)

The Company expects to encounter no difficulties in extending the 2010 Loan Agreement before it expires in April 2012. The Company is in full compliance with the covenants contained in the 2010 Loan Agreement.

Operating Activities

Operating cash flows were $7,304,000 in the First Quarter of Fiscal 2012, which compares with $8,679,000 in the First Quarter of Fiscal 2011. The decrease is primarily attributable to much lower net earnings during the First Quarter of Fiscal 2012 (even without the $4,000,000 impairment charge). Normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and prepaid, accrued and deferred income taxes, all of which can and do often fluctuate widely from quarter to quarter, account for most of the remaining change.

The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, federal legislation that was signed into law in December 2010, allows the Company to immediately write-off 100 percent of the cost of certain capital expenditures through December 31, 2011. The legislation, together with lower projected earnings for the year and amounts carried over from previous year’s deposits, allowed the Company to reduce its tax deposits in the First Quarter of Fiscal 2012 by roughly $500,000, when compared with tax deposits during the First Quarter of Fiscal 2011.

Management measures cash flows from the operation of the business by simply adding to net earnings certain non-cash expenses such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of assets (if any), stock based compensation costs and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $7,508,000 in the First Quarter of Fiscal 2012 and $8,417,000 in the First Quarter of Fiscal 2011.

Contributions to the two defined benefit pension plans sponsored by the Company are currently anticipated at a level in excess of $2,050,000 in Fiscal 2012, including $350,000 that was contributed during the First Quarter of Fiscal 2012.

Investing Activities

Capital spending is the principal component of investing activities. Capital spending was $5,517,000 during the First Quarter of Fiscal 2012, which consisted of $4,600,000 for Big Boy restaurants and $917,000 for Golden Corral restaurants. These capital expenditures consisted of site acquisitions for Big Boy expansion, new Big Boy restaurant construction, plus on-going reinvestments in existing restaurants including remodelings, routine equipment replacements and other maintenance capital outlays.

There were no proceeds from the disposition of real property during the First Quarter of Fiscal 2012 or the First Quarter of Fiscal 2011. Proceeds from disposition of property as shown in the consolidated statement of cash flows are amounts received from transactions to sell used equipment and/or other operating assets. Two former Big Boy restaurants, six former Golden Corral restaurants and seven other pieces of surplus land were held for sale as of September 20, 2011 at an aggregate asking price of approximately $11,700,000.

Financing Activities

Borrowing against credit lines amounted to $1,000,000 during the First Quarter of Fiscal 2012, all of which was borrowed to finance construction. An additional $1,000,000 was borrowed on the Construction Loan shortly after the end of the First Quarter of Fiscal 2012. Scheduled and other payments of long-term debt and capital lease obligations amounted to $2,716,000 during the First Quarter of Fiscal 2012.

Regular quarterly cash dividends paid to shareholders during the First Quarter of Fiscal 2012 totaled $740,000. In addition, the Board of Directors declared a $0.16 per share dividend (one cent per share or 6.7 percent higher than the previous $0.15 per share dividend) on September 12, 2011 that totaled $788,000 when it was paid on October 10, 2011. The Company expects to continue its 51 year practice of paying regular quarterly cash dividends.

During the First Quarter of Fiscal 2012, 5,000 shares of the Company’s common stock were re-issued pursuant to the exercise of stock options, yielding proceeds to the Company of approximately $87,000. As of September 20, 2011, 415,673 shares granted under the Company’s two stock option plans remain outstanding, including 370,506 fully vested shares at a weighted average exercise price per share of $24.13. The closing price of the Company’s stock on September 20, 2011 was $19.49.

Although no stock options were granted during the First Quarter of Fiscal 2012, $50,000 was charged to administrative and advertising expense during the First Quarter of Fiscal 2012 from options granted in prior years. On June 15, 2011, the Chief Executive Officer (CEO) was granted an unrestricted stock award of 17,364 shares and a group of executive officers and other key employees was granted an aggregate award of 7,141 restricted shares. The total value of the unrestricted shares of stock that were issued to the CEO amounted to $371,000, which was charged against administrative and advertising expense during the First Quarter of Fiscal 2012. The total value of the restricted shares issued to officers and employees amounted to $150,000, of which $55,000 was charged against administrative and advertising expense during the First Quarter of Fiscal 2012. As of September 20, 2011, 488,043 shares remained available for awards under the 2003 Stock Option and Incentive Plan.

On October 5, 2011, 14,560 shares of restricted stock were granted to non-employee members of the Board of Directors and an award 2,080 restricted shares was granted to the CEO pursuant to the terms of his employment agreement. The total value of all restricted shares issued on October 5, 2011 amounted to $320,000, which will be expensed ratably, beginning in the second quarter of fiscal 2012, over a vesting period of one year. The total value of restricted shares issued to non-employee members of the Board of Directors in October 2010 amounted to $240,000, of which $74,000 was charged to administrative and advertising expense during the First Quarter of Fiscal 2012.

All restricted shares will vest in full on the first anniversary date of the grant. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service or employment ends, except that enough shares may be sold to satisfy tax obligations attributable to the grants.

The current stock repurchase program was authorized by the Board of Directors on January 6, 2010, which authorized the Company to repurchase up to 500,000 shares of its common stock in the open market or through block trades over a two year period that will expire January 6, 2012. Since its inception, the Company has acquired 289,528 shares at a cost of $6,107,000, which includes 19,596 shares acquired during the First Quarter of Fiscal 2012 at a cost of $417,000. In addition, 7,998 shares were repurchased on June 15, 2011 at a cost of $171,000 to satisfy the withholding tax obligation in connection with the unrestricted stock award to the CEO.

Other Information

One new Big Boy restaurant opened for business during the First Quarter of Fiscal 2012. It opened on July 25, 2011 on land that was acquired in fee simple estate during Fiscal 2011. One Big Boy restaurant building was under construction as of September 20, 2011, which opened on October 3, 2011. It was constructed on land that is leased to the Company. Four other sites owned by the Company are in the pipeline for future construction, including one that was acquired during the First Quarter of Fiscal 2012. Any contracts that existed as of September 20, 2011 to acquire sites for future development were cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the contracts.

Including land and land improvements, the cost required to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether the new restaurant is constructed using plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its smaller adaptation, the 2010 building prototype (5,000 square feet with seating for 148 guests), which is used in smaller trade areas. The larger 2010 building prototype was used to build both of the new Big Boy restaurants that were discussed in the preceding paragraph.

Approximately one-fifth of the Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with newly constructed restaurants. The current average cost to renovate a Big Boy restaurant ranges from $100,000 to $200,000. The Fiscal 2012 remodeling budget for Big Boy restaurants is $2,820,000.

The Golden Corral remodeling budget for Fiscal 2012 is $2,240,000. This includes the carryover cost to complete six restaurants for which work was not completely finished in Fiscal 2011, and two other restaurants that are scheduled to be remodeled over the winter months. Golden Corral restaurants are remodeled every seven years, but replacement of carpeting occurs every 42 months.

Part of the Company’s strategic plan entails owning the land on which it builds new restaurants. However, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Seven of the 29 Golden Corral restaurants now in operation and four Big Boy restaurants opened in recent years were built on leased land. As of September 20, 2011, 22 restaurants were operating on non-owned premises, of which 21 are classified as operating leases with one treated as a capital lease. In addition, an operating lease was in place for land on which construction of a Big Boy restaurant was in progress as of September 20, 2011.

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

Pension Plans

Pension plan accounting requires rate assumptions for future compensation increases and the long-term investment return on plan assets. A discount rate is also applied to the calculations of net periodic pension cost and projected benefit obligations. A committee consisting of executives from the Company’s Finance Department and the Human Resources Department, with guidance provided by the Company’s actuarial consulting firm, develops these assumptions each year. The consulting firm also provides services in calculating estimated future obligations and net periodic pension cost.

To determine the long-term rate of return on plan assets, the committee reviews the target asset allocation of plan assets and determines the expected return on each asset class. The expected returns for each asset class are combined and rounded to the nearest 25 basis points to determine the overall expected rate of return on assets. The committee determines the discount rate by looking at the projected future benefit payments by year and matching them to spot rates based on yields of high-grade corporate bonds over the term of projected benefit payments. A single discount rate is selected, and then rounded to the nearest 25 basis points, which produces the same present value as the various spot rates.

Assets of the pension plans are targeted to be invested 70 percent in equity securities, as these investments have historically provided the greatest long-term returns. Poor performance in equity securities markets can significantly lower the market values of the plans’ investment portfolios, which, in turn, can result in a) material increases in future funding requirements, b) much higher net periodic pension costs to be recognized in future years, and c) increases in the underfunded status of the plans, requiring the Company’s equity to be reduced.

Long-Lived Assets

Long-lived assets include property and equipment, goodwill and other intangible assets. Property and equipment typically approximates 85 to 90 percent of the Company’s total assets. Judgments and estimates are used to determine the carrying value of long-lived assets. This includes the assignment of appropriate useful lives, which affect depreciation and amortization expense. Capitalization policies are continually monitored to ensure they remain appropriate.

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

ITEM 4. CONTROLS and PROCEDURES

a) Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 20, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information that would be required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fiscal quarter ended September 20, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Employees, customers and other parties bring various claims and suits against the Company from time to time in the ordinary course of business. Whether covered by insurance or not, management presently believes that the resolution of claims currently outstanding will not result in a material effect on the Company’s earnings, cash flows or financial position.

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

Food Safety

Food safety is the most significant risk to any company that operates in the restaurant industry. It is the focus of increased government regulatory initiatives at the local, state and federal levels. Failure to protect the Company’s food supplies could result in food borne illnesses and/or injuries to customers. If any of the Company’s customers become ill or injured from consuming the Company’s products, the affected restaurants may be forced to close. An instance of food contamination originating at the commissary operation could have far-reaching effects, as the contamination would affect substantially all Big Boy restaurants.

Economic Factors

Economic recessions can negatively influence discretionary consumer spending in restaurants and result in lower customer counts, as consumers become more price conscious, tending to conserve their cash amid unemployment and economic uncertainty. The effects of higher gasoline prices can also negatively affect discretionary consumer spending in restaurants. Increasing costs for energy affect profit margins in many other ways. Petroleum based material is often used to package certain products for distribution. In addition, suppliers may add surcharges for fuel to their invoices. The cost to transport products from the commissary to restaurant operations will rise with each increase in fuel prices. Higher costs for electricity and natural gas result in much higher costs to a) heat and cool restaurant facilities, b) refrigerate and cook food and c) manufacture and store food at the commissary and food manufacturing plant.

Inflationary pressure, particularly on food costs, labor costs (especially associated with increases in the minimum wage) and health care benefits, can negatively affect the operation of the business. Shortages of qualified labor are sometimes experienced in certain local economies. In addition, the loss of a key executive could pose a significant adverse effect on the Company.

Future funding requirements of the two qualified defined benefit pension plans that are sponsored by the Company largely depend upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Poor performance in equity securities markets can significantly lower the market values of the plans’ investment portfolios, which, in turn, can result in a) material increases in future funding requirements, b) much higher net periodic pension costs to be recognized in future years, and c) increases in the underfunded status of the plans, requiring reductions in the Company’s equity to be recognized.

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

Negative publicity associated with legal claims against the Company, especially those related to food safety issues, could harm the Company’s reputation (whether or not such complaints are valid), which, in turn, could adversely affect operating results. Publicity surrounding food safety issues has caused irreparable damages to the reputations of certain operators in the restaurant industry in the past. The Company’s reputation and brand can also be harmed by operational problems experienced by other operators of Big Boy and Golden Corral restaurants, especially from issues relating to food safety. Other negative publicity such as that arising from rumor and innuendo spread though social internet media and other sources can create adverse effects on the Company’s results of operations.

Governmental and Other Rules and Regulations

Governmental and other rules and regulations can pose significant risks to the Company. Examples include:

•	General exposure to penalties or other costs associated with the potential for violations of numerous government regulations, including:

¡	immigration (I-9) and labor regulations regarding the employment of minors

¡	minimum wage and overtime requirements

¡	employment discrimination and sexual harassment

¡	health, sanitation and safety regulations

¡	facility issues, such as meeting the requirements of the Americans with Disabilities Act of 1990 or liabilities to remediate unknown environmental conditions

•	changes in existing environmental regulations that would significantly add to the Company’s costs

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety

•	climate change legislation that adversely affects the cost of energy

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements

•	compliance with legislation enacted to reform the U.S. health care system could have a material adverse effect upon the Company’s health care costs

•

nutritional labeling on menus – compliance with legislation enacted to reform the U.S. health care system that requires nutritional labeling on menus and the Company’s reliance on the accuracy on information obtained from third party suppliers

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

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

(c) Issuer Purchases of Equity Securities

In January 2010, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two year period that expires January 6, 2012. The following table shows information pertaining to the Company’s repurchases of its common stock during the first quarter of fiscal year 2012, which ended September 20, 2011:

Period	Total Number Of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2011 to June 28, 2011	9,451	(1)	$21.43	1,453	228,615
June 29, 2011 to July 26, 2011	8,648		$22.45	8,648	219,967
July 27, 2011 to Aug. 23, 2011	5,268		$20.54	5,268	214,699
Aug. 24, 2011 to Sep. 20, 2011	4,227		$19.72	4,227	210,472

Total	27,594		$21.32	19,596	210,472

(1)	In the period ending June 28, 2011, 7,998 shares we re-acquired at a cost $21.35 per share to cover the withholding tax obligation in connection with an unrestricted stock award of 17,364 shares to the President and Chief Executive Officer.

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

10.60 Restricted Stock Agreement to be used for restricted stock granted to key employees under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.54, 10.55, 10.56 and 10.57 above), which was filed as Exhibit 10.60 to the Registrant’s Form 10-K Annual Report for 2011, is incorporated herein by reference.

10.61 Unrestricted Stock Agreement to be used for unrestricted stock granted to employees (between the Registrant and Craig F. Maier dated June 15, 2011) under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.54, 10.55, 10.56 and 10.57 above), which was filed as Exhibit 10.61 to the Registrant’s Form 10-K Annual Report for 2011, is incorporated herein by reference.

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

10.68 Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, which was filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and the Grantor (employee). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Rinzy J. Nocero, Karen F. Maier, Michael E. Conner, Louie Sharalaya, Lindon C. Kelley, Michael R. Everett, James I. Horwitz, William L. Harvey and certain other “highly compensated employees” (Grantors).

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

10.74 Non-Qualified Deferred Compensation Plan, Adoption Agreement to Restate Frisch’s Executive Savings Plan (FESP) effective July 1, 2009 (also see Exhibits 10.71, 10.72 and 10.73), which was filed as Exhibit 10.36 to the Registrant’s Form 10-K Annual Report for 2009, and to correct a typographical error in Section 4.02(c), is being re-filed herewith.

Other Exhibits

14 Code of Ethics, which was filed as Exhibit 14 to the Registrant’s Form 10-K Annual Report for 2011, is incorporated herein by reference.

15 Letter re: unaudited interim financial statements, is filed herewith.

31.1 Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a), is filed herewith.

31.2 Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a), is filed herewith.

32.1 Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2 Section 1350 Certification of Chief Financial Officer is filed herewith.

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statement of Earnings, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(Registrant)
DATE October 14, 2011
BY /s/ Mark R. Lanning
Mark R. Lanning
Vice President and Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer