Form 10-Q
period 2011-12-13
FRISCHS RESTAURANTS INC
filed 2012-01-11
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 13, 2011

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

There were 4,936,699 shares outstanding of the issuer’s no par common stock, as of December 27, 2011.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	28 weeks ended		12 weeks ended
	December 13, 2011	December 14, 2010	December 13, 2011	December 14, 2010
Sales	$162,469,942	$163,577,281	$70,741,753	$70,651,447

Cost of sales
Food and paper	57,223,050	56,079,970	24,766,167	24,100,467
Payroll and related	54,160,159	54,382,405	23,365,466	23,617,302
Other operating costs	36,876,299	36,796,740	15,354,666	15,534,013

	148,259,508	147,259,115	63,486,299	63,251,782

Gross profit	14,210,434	16,318,166	7,255,454	7,399,665

Administrative and advertising	9,484,255	8,804,551	3,889,766	3,992,221
Franchise fees and other revenue	(693,600)	(695,635)	(304,392)	(296,372)
Impairment of long-lived assets	4,000,000	—	—	—

Operating profit	1,419,779	8,209,250	3,670,080	3,703,816

Interest expense	807,956	849,094	350,974	374,939

Earnings before income taxes	611,823	7,360,156	3,319,106	3,328,877

Income taxes	98,000	2,134,000	531,000	844,000

Net Earnings	$513,823	$5,226,156	$2,788,106	$2,484,877

Earnings per share (EPS) of common stock:

Basic net earnings per share	$.10	$1.03	$.57	$.49

Diluted net earnings per share	$.10	$1.02	$.56	$.49

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	December 13, 2011	May 31, 2011
	(unaudited)
Current Assets
Cash and equivalents	$1,744,147	$2,449,448
Trade and other receivables	1,431,569	1,997,428
Inventories	6,428,739	5,717,264
Prepaid expenses, sundry deposits and property held for sale	2,942,735	1,482,344
Prepaid and deferred income taxes	1,899,159	3,213,527

Total current assets	14,446,349	14,860,011

Property and Equipment
Land and improvements	75,563,145	81,402,037
Buildings	100,534,717	104,968,167
Equipment and fixtures	100,656,004	101,385,187
Leasehold improvements and buildings on leased land	26,911,741	24,731,195
Capitalized leases	2,554,870	2,554,870
Construction in progress	2,495,346	6,532,591

	308,715,823	321,574,047
Less accumulated depreciation and amortization	147,215,557	148,651,557

Net property and equipment	161,500,266	172,922,490

Other Assets
Goodwill	740,644	740,644
Other intangible assets	397,258	495,725
Investments in land	2,291,435	923,435
Property held for sale	8,839,167	2,921,818
Other	2,213,560	2,409,612

Total other assets	14,482,064	7,491,234

Total assets	$190,428,679	$195,273,735

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 13, 2011	May 31, 2011
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$8,611,502	$7,753,562
Obligations under capitalized leases	217,602	266,358
Self insurance	770,075	778,181
Accounts payable	10,034,889	10,216,467
Accrued expenses	10,253,937	10,083,229
Income taxes	50,400	1,862

Total current liabilities	29,938,405	29,099,659

Long-Term Obligations
Long-term debt	19,205,445	22,572,677
Obligations under capitalized leases	1,595,657	1,677,230
Self insurance	1,380,026	1,127,615
Deferred income taxes	366,879	1,966,819
Underfunded pension obligation	8,793,627	8,912,781
Deferred compensation and other	4,097,568	4,389,062

Total long-term obligations	35,439,202	40,646,184

Commitments

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,586,764 and 7,586,764 shares - stated value - $1	7,586,764	7,586,764
Additional contributed capital	65,672,630	65,535,634

	73,259,394	73,122,398

Accumulated other comprehensive loss	(5,361,990)	(5,726,555)
Retained earnings	95,235,190	96,249,483

	89,873,200	90,522,928

Less cost of treasury stock (2,650,065 and 2,666,956 shares)	38,081,522	38,117,434

Total shareholders’ equity	125,051,072	125,527,892

Total liabilities and shareholders’ equity	$190,428,679	$195,273,735

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

28 weeks ended December 13, 2011 and December 14, 2010

(unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at June 1, 2010	$7,585,764	$65,222,878	$(7,856,427)	$89,701,652	$(34,559,851)	$120,094,016
Net earnings for 28 weeks	—	—	—	5,226,156	—	5,226,156
Other comprehensive income, net of tax	—	—	428,897	—	—	428,897
Stock options exercised	1,000	(182,490)	—	—	855,444	673,954
Excess tax benefit from stock options exercised	—	208,223	—	—	—	208,223
Issuance of restricted stock	—	(166,338)	—	—	166,338	—
Stock based compensation expense	—	191,152	—	—	—	191,152
Treasury shares acquired	—	—	—	—	(2,169,750)	(2,169,750)
Other treasury shares re-issued	—	16,308	—	—	34,237	50,545
Employee stock purchase plan	—	3,057	—	—	—	3,057
Cash dividends - $0.43 per share	—	—	—	(2,172,864)	—	(2,172,864)

Balance at December 14, 2010	7,586,764	65,292,790	(7,427,530)	92,754,944	(35,673,582)	122,533,386
Net earnings for 24 weeks	—	—	—	4,246,433	—	4,246,433
Other comprehensive income, net of tax	—	—	1,700,975	—	—	1,700,975
Stock options exercised	—	(3,944)	—	—	66,622	62,678
Excess tax benefit from stock options exercised	—	15,073	—	—	—	15,073
Stock based compensation expense	—	229,770	—	—	—	229,770
Treasury shares acquired	—	—	—	—	(2,510,474)	(2,510,474)
Employee stock purchase plan	—	1,945	—	—	—	1,945
Cash dividends - $0.15 per share	—	—	—	(751,894)	—	(751,894)

Balance at May 31, 2011	7,586,764	65,535,634	(5,726,555)	96,249,483	(38,117,434)	125,527,892
Net earnings for 28 weeks	—	—	—	513,823	—	513,823
Other comprehensive income, net of tax	—	—	364,565	—	—	364,565
Stock options exercised	—	15,080	—	—	71,770	86,850
Excess tax benefit from stock options exercised	—	3,800	—	—	—	3,800
Issuance of restricted stock	—	(334,903)	—	—	334,903	—
Stock based compensation expense	—	436,155	—	—	248,132	684,287
Treasury shares acquired	—	—	—	—	(640,140)	(640,140)
Other treasury shares re-issued	—	8,886	—	—	21,247	30,133
Employee stock purchase plan	—	7,978	—	—	—	7,978
Cash dividends - $0.31 per share	—	—	—	(1,528,116)	—	(1,528,116)

Balance at December 13, 2011	$7,586,764	$65,672,630	$(5,361,990)	$95,235,190	$(38,081,522)	$125,051,072

				28 weeks ended December 13, 2011	24 weeks ended May 31, 2011	28 weeks ended December 14, 2010
Comprehensive income:
Net earnings for the period				$513,823	$4,246,433	$5,226,156
Change in defined benefit pension plans, net of tax				364,565	1,700,975	428,897

Comprehensive income				$878,388	$5,947,408	$5,655,053

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(unaudited)

	28 weeks ended
	December 13, 2011	December 14, 2010
Cash flows provided by (used in) operating activities:
Net earnings	$513,823	$5,226,156
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	8,112,626	8,287,465
Loss on disposition of assets, including abandonment losses	141,852	82,292
Impairment of long-lived assets	4,000,000	—
Stock-based compensation expense	684,287	191,152
Net periodic pension cost	1,483,216	1,795,857
Contributions to pension plans	(1,050,000)	(850,000)

	13,885,804	14,732,922
Changes in assets and liabilities:
Trade and other receivables	565,859	123,744
Inventories	(711,475)	(35,405)
Prepaid expense, sundry deposits and other	(285,391)	(1,127,556)
Other assets	36,072	68,331
Prepaid, accrued and deferred income taxes	(421,040)	1,000,064
Excess tax benefit from stock options exercised	(3,800)	(208,222)
Accounts payable	(181,578)	10,935
Accrued expenses	(59,755)	336,306
Self insured obligations	244,305	287,332
Deferred compensation and other liabilities	(291,494)	66,994

	(1,108,297)	522,523

Net cash provided by operating activities	12,777,507	15,255,445

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(8,998,712)	(11,232,604)
Proceeds from disposition of property	5,289	38,542
Change in other assets	189,731	(114,951)

Net cash (used in) investing activities	(8,803,692)	(11,309,013)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	2,000,000	2,500,000
Payment of long-term debt and capital lease obligations	(4,639,621)	(4,101,170)
Cash dividends paid	(1,528,116)	(1,418,077)
Proceeds from stock options exercised	86,850	673,954
Excess tax benefit from stock-options exercised	3,800	208,223
Treasury shares acquired	(640,140)	(2,169,750)
Treasury shares re-issued	30,133	50,546
Employee stock purchase plan	7,978	3,057

Net cash (used in) financing activities	(4,679,116)	(4,253,217)

Net (decrease) increase in cash and equivalents	(705,301)	(306,785)
Cash and equivalents at beginning of year	2,449,448	647,342

Cash and equivalents at end of quarter	$1,744,147	$340,557

Supplemental disclosures:
Interest paid	$893,781	$858,707
Income taxes paid	519,240	1,136,471
Income tax refunds received	200	2,535
Dividends declared but not paid	—	754,787
Lease transactions capitalized (non-cash)	—	171,380

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE A — ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All 95 Big Boy restaurants owned and operated by the Company as of December 13, 2011 are located in various regions of Ohio, Kentucky and Indiana. All 29 Golden Corral restaurants owned and operated by the Company as of December 13, 2011 are located primarily in the greater metropolitan areas of Cincinnati, Columbus, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania.

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

In October 2011, the Company announced that it had engaged an investment banking firm specializing in the restaurant business to assist the Company in its evaluation of strategic alternatives relating to its Golden Corral business segment. While the engagement is focused on optimizing the value of the Company’s investment in its Golden Corral segment, there is no specific strategic or financial transaction that has been determined nor is there any fixed endpoint for the project’s conclusion.

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

Fiscal Year

The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The first quarter of each fiscal year contains 16 weeks, while the last three quarters each normally contain 12 weeks. Every fifth or sixth year, the additional week needed to make a 53 week year is added to the fourth quarter, resulting in a 13 week fourth quarter. The current fiscal year will end on Tuesday, May 29, 2012 (fiscal year 2012), a period of 52 weeks. The year that ended May 31, 2011 (fiscal year 2011) was also a 52 week year.

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

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

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

Receivables

Trade and other accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of December 13, 2011 and May 31, 2011. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “construction in progress” in the consolidated balance sheet if construction has begun or if construction is likely within the next 12 months. No new restaurant buildings were under construction as of December 13, 2011. Construction in progress as of December 13, 2011 is comprised substantially of three tracts of land on which near term Big Boy development is more likely than not.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $19,000 and $60,000 respectively, for the 28 weeks ended December 13, 2011 and December 14, 2010, and was $3,000 and $16,000 respectively, in the 12 weeks ended December 13, 2011 and December 14, 2010.

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

Six underperforming Golden Corral restaurants were permanently closed on August 23, 2011. As a result, a non-cash pretax asset impairment charge (with related closing costs) of $4,000,000 was recorded in the first quarter of fiscal year 2012, which ended September 20, 2011. The impairment charge lowered the carrying values of the six restaurant properties (all are owned in fee simple) to their fair values, which in the aggregate amount to approximately $6,909,000 (see Property Held for Sale / Investments in Land elsewhere in Note A – Accounting Policies). The total impairment charge reflected in the 28 weeks ended December 13, 2011 includes a) $69,000 in impaired intangible assets associated with unamortized initial franchise fees relating to the six impaired Golden Corral restaurants (see Goodwill and Other Intangible Assets, Including Licensing Agreements elsewhere in Note A – Accounting Policies) and b) $180,000 in other costs that were incurred in connection with closing the restaurants, of which $58,000 remained to be paid as of December 13, 2011.

No impairment losses were recognized during the 28 weeks ended December 14, 2010 nor during the 12 week periods ended December 13, 2011 and December 14, 2010.

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

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Property Held for Sale / Investments in Land

Surplus property that is no longer needed by the Company is classified as “Property held for sale” in the consolidated balance sheet. As of December 13, 2011, “Property held for sale” consisted of three former Big Boy restaurants, six former Golden Corral restaurants and seven other surplus pieces of land. All of the surplus property is stated at estimated fair value expected to be received upon sale. The fair value of any property held for sale for which a viable sales contract (one of the six former Golden Corral restaurants) is pending at the balance sheet date is reclassified to current assets.

The fair value of five additional tracts of land for which no specific plans have been made is classified as “Investments in land” in the consolidated balance sheet. Fair values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment, and are considered level three under the fair value hierarchy.

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of December 13, 2011 and May 31, 2011, the carrying amount of Big Boy goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested for impairment on the first day of the fourth quarter of each fiscal year and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred.

Other intangible assets principally consist of initial franchise fees that were paid for each Golden Corral restaurant that the Company opened. The $40,000 fee began amortizing when each restaurant opened, computed using the straight-line method over the 15 year term of each restaurant’s individual franchise agreement. Unamortized initial franchise fees relating to six impaired Golden Corral restaurants (see Impairment of Long-Lived Assets elsewhere in Note A – Accounting Policies) amounting to $69,000 were written-off as part of an impairment charge recorded during the first quarter of fiscal year 2012, which ended September 20, 2011. Other intangible assets are otherwise tested for impairment on the first day of the fourth quarter of each fiscal year.

An analysis of other intangible assets follows:

	December 13, 2011	May 31, 2011
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,080	$1,280
Less accumulated amortization	(661)	(750)

Carrying amount of Golden Corral initial franchise fees subject to amortization	419	530
Current portion of Golden Corral initial franchise fees subject to amortization	(72)	(85)

Golden Corral — total intangible assets	347	445
Other intangible assets subject to amortization — net	16	17
Other intangible assets not yet subject to amortization	34	34

Total other intangible assets	$397	$496

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Amortization of Golden Corral initial franchise fees was $42,000 and $46,000 respectively, in the 28 week periods ended December 13, 2011 and December 14, 2010, and was $17,000 and $20,000 respectively, in the 12 weeks ended December 13, 2011 and December 14, 2010. The fees for the remaining operations will continue to amortize as scheduled below:

Annual period ending December 13,	(in thousands)
2012	$72
2013	72
2014	68
2015	61
2016	49
2017 to 2022	97

$419

An aggregate deposit of $135,000 in initial franchise fees that had been paid through the years in anticipation of additional Golden Corral development was written off during the second quarter of fiscal year 2011 (the 12 week period that ended December 14, 2010).

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

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs (all for Big Boy) are charged as incurred to “Other operating costs” in the consolidated statement of earnings.

28 weeks ended		12 weeks ended
Dec. 13, 2011	Dec. 14, 2010	Dec. 13, 2011	Dec. 14, 2010
	(in thousands)

$398	$916	$115	$368

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Benefit Plans

The Company sponsors two qualified defined benefit pension plans: the Pension Plan for Operating Unit Hourly Employees (the Hourly Pension Plan) and the Pension Plan for Managers, Office and Commissary Employees (the Salaried Pension Plan). (See Note E — Pension Plans.) Both plans are in compliance with the Pension Protection Act of 2006 (PPA), the Heroes Earnings Assistance and Relief Tax Act of 2008 (HEART Act), the technical corrections promulgated by the Worker, Retiree, and Employer Recovery Act of 2008 (WRERA) and guidance on the HEART Act provided by the Internal Revenue Service.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

The mutual funds and the corresponding liability to FESP participants were decreased $285,000 (due to market losses) during the 28 week period ended December 13, 2011, and were increased $332,000 (due to market gains) during the 28 week period ended December 14, 2010. During the 12 weeks ended December 13, 2011, the mutual funds and corresponding liability were decreased $7,000 (due to market losses) and were increased $175,000 (due to market gains) during the 12 week period ended December 14, 2010. These changes were effected through offsetting investment income or loss and charges (market gains) or credits (market losses) to deferred compensation expense within administrative and advertising expense in the consolidated statement of earnings.

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

28 weeks ended		12 weeks ended
Dec. 13, 2011	Dec. 14, 2010	Dec. 13, 2011	Dec. 14, 2010
	(in thousands)
$(33)	$(187)	$(12)	$(94)

Income Taxes

Income taxes are provided on all items included in the consolidated statement of earnings regardless of when such items are reported for tax purposes, which gives rise to deferred income tax assets and liabilities. The provision for income taxes in all periods presented has been computed based on management’s estimate of the effective tax rate for the entire year. The effective tax rate was estimated at 16 percent throughout the 28 week period ended December 13, 2011. The 16 percent rate is primarily due to lower projected pretax earnings for fiscal year 2012, reflecting the $4,000,000 impairment charge relating to the six Golden Corrals, which had minimal impact on the general business tax credits expected for the full year.

In last year’s results, the effective tax rate was estimated at 29 percent at the end of the 28 week period that ended December 14, 2010, down from 32 percent reported at the end of the first quarter of fiscal year 2011, which ended September 21, 2010. The change resulted in an effective tax rate of 25.4 percent for the 12 weeks ended December 14, 2010.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE A — ACCOUNTING POLICIES (CONTINUED)

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

ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” was issued in December 2011 to defer the effective date of the guidance in ASU 2011-05 relating to the presentation of reclassification adjustments. All other requirements of ASU 2011-05 are not affected by the issuance of ASU 2011-12, including the requirement to report income either in a single continuous financial statement or in two separate but consecutive financial statements, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects to adopt the remaining provisions of ASU 2011-05 on May 30, 2012 (the first day of the fiscal year that will end May 28, 2013).

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE B — LONG-TERM DEBT

	December 13, 2011		May 31, 2011
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Loan —
Construction Phase	$1,106	$894	$220	$2,780
Term Loans	6,356	16,526	6,428	17,415

Revolving Loan	—	—	—	—

Stock Repurchase Loan —
Draw Phase	—	—	104	896
Term Loans	130	818	—	—

2009 Term Loan	1,020	967	1,002	1,481

	$8,612	$19,205	$7,754	$22,572

The portion payable after one year matures as follows:

	December 13, 2011	May 31, 2011
	(in thousands)
Annual period ending in 2013	$5,916	$6,848
2014	4,552	5,118
2015	3,584	3,943
2016	2,376	3,031
2017	1,965	1,984
Subsequent to 2017	812	1,648

	$19,205	$22,572

The Company has four unsecured loans in place, all with the same lending institution. A single Amended and Restated Loan Agreement (2010 Loan Agreement), under which the Company may not assume or permit to exist any other indebtedness, governs the four loans. The 2010 Loan Agreement amended and restated two prior loan agreements that consisted of a construction draw facility (Construction Loan) and a revolving credit agreement (Revolving Loan), and added a Stock Repurchase Loan. Borrowing under these three credit lines is permitted through April 15, 2012. The 2009 Term Loan, previously controlled by the revolving credit agreement, is also governed under the 2010 Loan Agreement. Management expects to encounter no difficulties in extending the 2010 Loan Agreement before its scheduled expiration in April 2012.

Construction Loan

The Construction Loan is an unsecured draw credit line intended to finance construction and opening and/or the refurbishing of restaurant operations. The 2010 Loan Agreement increased the amount available to be borrowed from $1,000,000 to $15,000,000. As of December 13, 2011, the amount available to be borrowed had been reduced to $8,500,000, which reflects the sum of $6,500,000 borrowed since the 2010 Loan agreement went into effect, including $2,000,000 borrowed since the beginning of fiscal year 2012.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE B — LONG TERM DEBT (CONTINUED)

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

Within six months of borrowing (assuming no prepayment at the end of the rate period), the balance outstanding under each loan in the Construction Phase must be converted to a Term Loan, with an amortization period of not less than seven nor more than 12 years as chosen by the Company. For funds borrowed between September 2007 and September 2010, any Term Loan converted with an initial amortization period of less than 12 years, a one-time option, without penalty or premium, is available during the chosen term to extend the amortization period up to a total of 12 years. Outstanding balances of loans initiated prior to September 2007 had to be converted with an amortization period not to exceed seven years. Upon conversion to an amortizing Term Loan, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.

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

As of December 13, 2011, the aggregate outstanding balance under the Construction Loan was $24,882,000, which consisted of $22,882,000 in Term Loans and $2,000,000 in the Construction Phase, $1,000,000 of which was repaid on December 29, 2011 while $1,000,000 continues to await conversion. Since the inception of the Construction Loan (including prior loan agreements), 21 of the Term Loans ($51,500,000 out of $96,000,000 in original notes) had been retired as of December 13, 2011. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 5.05 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $643,000, expiring in various periods currently ranging from January 2012 through December 2018.

The $2,000,000 in the Construction Phase as of December 13, 2011 was borrowed under two separate draws ($1,000,000 in August 2011 and $1,000,000 in September 2011), both of which were subject to variable interest rates of 1.98 percent or lower. The amount of Construction Phase debt that is included in the above table as being payable within one year includes the $1,000,000 that was repaid on December 29, 2011 together with an estimate that assumes conversion of the remaining $1,000,000 to a Term Loan within six months from the date of borrowing. If the 2010 Loan Agreement is not renewed by April 2012, any outstanding amount in the Construction Phase that has not been converted into a Term Loan shall mature and be payable in full at that time.

Revolving Loan

The Revolving Loan provides an unsecured credit line that allows for borrowing of up to $5,000,000 to fund temporary working capital needs. Amounts repaid may be re-borrowed so long as the amount outstanding does not exceed $5,000,000 at any time. The Revolving Loan, none of which was outstanding as of December 13, 2011, will mature and be payable in full in April 2012, unless it is renewed sooner. It is subject to a 30 consecutive day out-of-debt period each fiscal year. Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is subject to a 0.25 percent unused commitment fee.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE B — LONG TERM DEBT (CONTINUED)

Stock Repurchase Loan

The Stock Repurchase Loan is an unsecured draw credit line intended to finance repurchases of the Company’s common stock, under which up to $10,000,000 may be borrowed. As of December 13, 2011, $9,000,000 remained available to be borrowed. Amounts drawn are on an interest-only basis for six months (Draw Phase). Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Prepayment of principal without penalty is permitted at the end of any rate period during the Draw Phase. The balance outstanding must be converted semi-annually to a Term Loan amortized over seven years. If the 2010 Loan Agreement is not renewed by April 2012, any outstanding balance in the Draw Phase that has not been converted into a Term Loan shall mature and be payable in full at that time. The Stock Repurchase Loan is not subject to an unused commitment fee.

The outstanding balance of the $1,000,000 that was converted into a Term loan in July 2011 had been reduced to $948,000 as of December 13, 2011. The loan requires 84 equal installments of $13,000 including principal and interest at a fixed 3.56 percent rate, which matures in July 2018.

2009 Term Loan

The unsecured 2009 Term Loan originated in September 2009 when $4,000,000 was borrowed to fund the acquisition of five Big Boy restaurants from the landlord of the facilities. The 2009 Term Loan, the outstanding balance of which was $1,987,000 as of December 13, 2011, requires 48 monthly installments of $89,000 including principal and interest at a fixed 3.47 percent rate. The final payment of the unsecured loan is due October 21, 2013.

Loan Covenants

The 2010 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of December 13, 2011. The 2010 Loan Agreement does not require compensating balances.

Fair Values

The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at December 13, 2011 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
Term Loans under the Construction Loan	$22,882,000	$23,754,000

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE C — LEASED PROPERTY

Although the Company’s policy is to own the property on which it operates restaurants, the Company occupies certain of its restaurants pursuant to lease agreements. As of December 13, 2011, 22 restaurants were in operation on non-owned premises, 21 of which were classified as operating leases. Seven of the operating leases are for Golden Corral operations. Big Boy restaurants are operated under the terms of 14 operating leases and one capital lease.

Since the beginning of fiscal year 2012, one new Big Boy restaurant was opened on non-owned premises pursuant to the terms of an operating lease and one Big Boy restaurant was permanently closed due the expiration of its operating lease. Another operating lease will expire in May 2012, with the underlying Big Boy restaurant expected to be vacated. Most of the other operating leases are for 15 or 20 years and contain multiple five-year renewal options.

Office space is occupied under an operating lease that expires during fiscal year 2013, with renewal options available through fiscal year 2023. A purchase option is available in 2023 to acquire the office property in fee simple estate.

Rent expense under operating leases:

	28 weeks ended		12 weeks ended
	Dec. 13, 2011	Dec. 14, 2010	Dec. 13, 2011	Dec. 14, 2010
		(in thousands)
Minimum rentals	$982	$916	$419	$397
Contingent payments	—	—	—	—

	$982	$916	$419	$397

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

	December 13,	December 13,
	Asset balances at
	December 13, 2011	May 31, 2011
	(in thousands)
Restaurant property (land)	$825	$825
Delivery and other equipment	1,730	1,730
Less accumulated amortization	(796)	(662)

	$1,759	$1,893

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE C — LEASED PROPERTY (CONTINUED)

Future minimum lease payments under capitalized leases and operating leases are summarized below:

	Capitalized	Operating
Annual period ending December 13,	leases	leases
	(in thousands)
2012	$319	$1,667
2013	245	1,597
2014	245	1,591
2015	245	1,411
2016	245	1,445
2017 to 2033	1,299	14,053

Total	2,598	$21,764

Amount representing interest	(785)

Present value of obligations	1,813

Portion due within one-year	(218)

Long-term obligations	$1,595

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

Second Quarter Fiscal 2012, Ended December 13, 2011

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

Stock options Awarded under the 2003 Incentive Plan

As of December 13, 2011, options to purchase 333,250 shares had been cumulatively granted under the Plan. No stock options were awarded during the 28 week period ended December 13, 2011. Of the 333,250 shares cumulatively granted, 26,000 belong to the President and Chief Executive Officer (CEO). The outstanding options belonging to the CEO that were granted before October 2009 (20,000) vested six months from the date of the grant. Options granted to the CEO pursuant to the terms of his employment contract (3,000 respectively in October 2009 and October 2010) vested one year from the date of grant. Outstanding options granted to executive officers and other key employees vest in three equal annual installments. Outstanding options granted to non-employee members of the Board of Directors vested one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

There were 249,503 options outstanding as of December 13, 2011.

Unrestricted Stock Awarded under the 2003 Incentive Plan

On June 15, 2011, the Committee granted an unrestricted stock award to the CEO. Pursuant to the award, 17,364 shares of the Company’s common stock were re-issued to the CEO from the Company’s treasury. The total value of the award amounted to $371,000, for which the Company recorded a pretax charge against administrative and advertising expense in the consolidated statement of earnings during the 16 week period ended September 20, 2011 (first quarter fiscal year 2012). In connection with the award, the CEO surrendered 7,998 shares back to the Company’s treasury to cover the withholding tax obligation on the compensation. Also on June 15, 2011, an option to purchase 40,000 shares of the Company’s common stock that belonged to the CEO was terminated. The option was originally granted to the CEO on July 11, 2011 at a strike price of $13.70 per share (see 1993 Stock Option Plan described elsewhere in Note D – Capital Stock).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE D — CAPITAL STOCK (CONTINUED)

Restricted Stock Awarded under the 2003 Incentive Plan

In October 2010, the Committee began granting restricted stock awards in lieu of the previous practice of granting stock options each year.

Each non-employee member of the Board of Directors was granted a restricted stock award on October 6, 2010 equivalent to $40,000 in shares of the Company’s common stock. The aggregate award amounted to 12,036 shares granted, which resulted in 2,006 shares being issued to each non-employee director, based upon the October 6, 2010 market value of the Company’s common stock. On October 5, 2011, each non-employee director was again granted a restricted stock award equivalent to $40,000 in shares of the Company’s common stock. Based upon the October 5, 2011 market value of the Company’s common stock, the total award amounted to 14,560 shares, or 2,080 shares to each non-employee member. Pursuant to the terms of his employment contract, the CEO was granted a restricted stock award on October 5, 2011 in the same amount (2,080 shares) and subject to the same conditions as the restricted stock granted to non-employee directors on that day.

On June 15, 2011, the Committee granted restricted stock awards to the executive officers and other key employees. Pursuant to the award, 7,141 shares were re-issued from the Company’s treasury. The aggregate award amounted to $150,000, based on the June 15, 2011 market value of the Company’s stock.

All restricted stock awarded was re-issued from the Company’s treasury and vests in full on the first anniversary of the grant date. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service or employment ends, except that enough shares may be sold to satisfy tax obligations attributable to the grant.

Shares Available for Awards under the 2003 Incentive Plan

The table below reconciles shares available for awards under the 2003 Incentive Plan as of December 13, 2011:

Original authorization	800,000
Stock options cumulatively granted	(333,250)
Options forfeited to date (re-available)	66,335

533,085
Unrestricted stock awarded	(17,364)
Restricted stock cumulatively awarded	(35,817)
Restricted stock cumulatively forfeited (re-available)	438

Available for use	480,342

No other awards — stock appreciation rights or performance awards — had been granted under the 2003 Incentive Plan as of December 13, 2011.

1993 Stock Option Plan

The 1993 Stock Option Plan was not affected by the adoption of the 2003 Stock Option and Incentive Plan. Approved by the shareholders in October 1993, the 1993 Stock Option Plan authorized the grant of stock options for up to 562,432 shares (as adjusted for subsequent changes in capitalization from the original authorization of 500,000 shares) of the common stock of the Company for a 10 year period beginning in May 1994. Shareholders approved the Amended and Restated 1993 Stock Option Plan in October 1998, which extended the availability of options to be granted to October 4, 2008. The Amended and Restated 1993 Stock Option Plan is in compliance with the American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE D — CAPITAL STOCK (CONTINUED

Options to purchase 556,228 shares were cumulatively granted under the Amended and Restated 1993 Stock Option Plan before granting authority expired October 4, 2008. As of December 13, 2011, 157,669 shares granted remained outstanding, including 110,000 that belong to the CEO. An outstanding option for 40,000 shares that was granted to the CEO in 2001 was terminated on June 15, 2011 (see Unrestricted Stock Awarded under the 2003 Incentive Plan described elsewhere in Note D – Capital Stock).

All outstanding options under the Amended and Restated 1993 Stock Option Plan were granted at fair market value and expire 10 years from the date of grant. Final expirations will occur in June 2014. Outstanding options to the CEO vested after six months, while options granted to non-employee members of the Board of Directors vested after one year. Outstanding options granted to other key employees vested in three equal annual installments.

Outstanding and Exercisable Stock Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of December 13, 2011:

			Weighted avg.		Aggregate
	No. of	Weighted avg.	Remaining		Intrinsic Value
	shares	price per share	Contractual Term		(in thousands)
Outstanding at beginning of year	461,840	$23.01
Granted	—	$—
Exercised	(5,000)	$17.37
Forfeited or expired	(49,668)	$15.39

Outstanding at end of quarter	407,172	$24.01	4.35	years	$45

Exercisable at end of quarter	370,505	$24.13	3.97	years	$45

The intrinsic value of stock options exercised during the 28 weeks ended December 13, 2011 and December 14, 2010 was $16,000 and $612,000, respectively. Options exercised during the 28 weeks ended December 14, 2010 included 61,478 by the CEO, the intrinsic value of which amounted to $595,000.

Stock options outstanding and exercisable as of December 13, 2011 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$13.43 to $18.00	2,000	$16.39	0.75 years
$18.01 to $24.20	203,418	$20.60	3.76 years
$24.21 to $31.40	201,754	$27.51	4.98 years

$13.43 to $31.40	407,172	$24.01	4.35 years

Exercisable:
$13.43 to $18.00	2,000	$16.39	0.75 years
$18.01 to $24.20	179,418	$20.62	3.12 years
$24.21 to $31.40	189,087	$27.55	4.81 years

$13.43 to $31.40	370,505	$24.13	3.97 years

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE D — CAPITAL STOCK (CONTINUED)

Restricted Stock Awards

The changes in restricted stock under the 2003 Stock Option and Incentive Plan are shown below as of December 13, 2011:

	No. of	Weighted average
	shares	price per share
Non-vested at beginning of year	12,036	$19.94
Awarded	23,781	$19.78
Vested	(12,661)	$19.99
Forfeited	(438)	$21.05

Non-vested at end of quarter	22,718	$19.72

Employee Stock Purchase Plan

Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock measured at 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of October 31, 2011 (latest available data), 164,977 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of October 31, 2011, the custodian held 44,548 shares on behalf of employees.

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of December 13, 2011, 38,831 shares remained in the FESP reserve, including 12,570 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of December 13, 2011, the Company’s treasury held 2,650,065 shares of the Company’s common stock. Most of the shares were acquired through a modified “Dutch Auction” self-tender offer in 1997, and in a series of intermittent repurchase programs that began in 1998.

The current repurchase program authorized by the Board of Directors will expire on January 6, 2012. Up to 500,000 shares of the Company’s common stock had been authorized to be repurchased in the open market or through block trades. Since its inception in January 2010, the Company has acquired 289,528 shares at a cost of $6,107,000, which includes 19,596 shares acquired at a cost of $417,000 during the 28 weeks ended December 13, 2011. No repurchases have been made since September 2011, and the Board of Directors has not authorized a new repurchase program.

Separate from the repurchase program, the Company’s treasury acquired 10,701 shares of its common stock during the 28 weeks ended December 13, 2011 at a cost of $223,000 to cover the withholding tax obligations in connection with restricted and unrestricted stock awards. Most of these occurred in June 2011, when 7,998 shares valued at $171,000 were surrendered by the CEO (see Unrestricted Stock Awarded under the 2003 Incentive Plan described elsewhere in Note D – Capital Stock).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE D — CAPITAL STOCK (CONTINUED)

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average			Weighted average
28 weeks ended:	shares outstanding	EPS		shares outstanding	EPS
December 13, 2011	4,931,154	$0.10	7,819	4,938,973	$0.10
December 14, 2010	5,083,344	$1.03	28,411	5,111,755	$1.02

Stock options to purchase 284,000 shares during the 28 weeks ended December 13, 2011 and 294,000 shares during the 28 weeks ended December 14, 2010 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

12 weeks ended:
December 13, 2011	4,934,464	$0.57	2,178	4,936,642	$0.56
December 14, 2010	5,069,161	$0.49	28,964	5,098,125	$0.49

Stock options to purchase 342,000 shares during the 12 weeks ended December 13, 2011 and 254,000 shares during the 12 weeks ended December 14, 2010 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Share-Based Payment (Compensation Cost)

The fair value of stock options granted and restricted stock issued is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. The fair value of unrestricted stock issued to the CEO in June 2011 (see Unrestricted Stock Awarded under the 2003 Incentive Plan described elsewhere in Note D – Capital Stock) was recognized entirely during the 16 week period ended September 20, 2011 (first quarter fiscal year 2012). Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the consolidated statement of earnings.

	28 weeks ended		12 weeks ended
	Dec. 13,	Dec. 14,	Dec. 13,	Dec. 14,
	2011	2010	2011	2010
		(in thousands)
Stock options granted	$90	$154	$40	$60
Restricted stock issued	223	37	95	37
Unrestricted stock issued	371	—	—	—

Share-based compensation cost, pretax	684	191	135	97
Tax benefit	(233)	(65)	(46)	(33)

Share-based compensation cost, net of tax	$451	$126	$89	$64

Effect on basic earnings per share	$.09	$.02	$.02	$.01

Effect on diluted earnings per share	$.09	$.02	$.02	$.01

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE D — CAPITAL STOCK (CONTINUED)

As of December 13, 2011, there was $141,000 of total unrecognized pretax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.70 years. Unrecognized pretax compensation cost related to restricted stock amounted to $341,000 as of December 13, 2011, which is expected to be recognized over a weighted average period 0.76 years.

No stock options were awarded during the 28 week period ended December 13, 2011. The fair value of each stock option award that was granted in the previous year was estimated on the date of the grant using the modified Black-Scholes option pricing model:

	28 weeks ended Dec. 14, 2010	12 weeks ended Dec. 14, 2010

Options granted	43,000	3,000

Weighted average fair value of options	$5.40	$4.94

Dividend yield	2.5% - 3.0%	3.0%
Expected volatility	30% - 32%	30%
Risk free interest rate	1.8% - 2.7%	1.8%
Expected lives	6 years	6 years

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

Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in Note D – Capital Stock). Compensation costs related to the Employee Stock Purchase Plan, determined at the end of each semi-annual offering period – October 31 and April 30, amounted to $24,000 and $23,000 respectively, during the 28 weeks ended December 13, 2011 and December 14, 2010.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE E — PENSION PLANS

As discussed more fully under Benefit Plans in Note A — Accounting Policies, the Company sponsors two qualified defined benefit pension plans (DB Plans) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for all three retirement plans is shown in the table that follows:

	28 weeks ended		12 weeks ended
Net periodic pension cost components	Dec. 13, 2011	Dec. 14, 2010	Dec. 13, 2011	Dec. 14, 2010
		(in thousands)
Service cost	$1,034	$1,037	$443	$445
Interest cost	1,009	1,019	433	437
Expected return on plan assets	(1,112)	(910)	(477)	(390)
Amortization of prior service cost	1	4	—	1
Recognized net actuarial loss	471	479	202	205
Settlement loss	80	167	34	72

Net periodic pension cost	$1,483	$1,796	$635	$770

Weighted average discount rate	5.25%	5.50%	5.25%	5.50%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	7.50%

Net periodic pension cost for fiscal year 2012 is currently expected in the range of $2,700,000 to $2,800,000. This includes a benefit in excess of $550,000 from certain changes in assumptions relating to retirement, termination, and marriage, offset by approximately $125,000 due to a reduction of 25 points in the discount rate. Net periodic pension cost for fiscal year 2011 was $3,025,000.

DB Plan funding for the plan year ending May 31, 2012 is currently anticipated at a level of $2,100,000 (well above minimum required contributions), of which $1,050,000 had been contributed as of December 13, 2011. Although the funding requirements allow the Company to make quarterly contributions through February 2013, the Company expects to contribute the remaining planned contributions of $1,050,000 before the fiscal year ends on May 29, 2012. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon retirement of the participants.

Future funding of the DB Plans largely depends upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Although the market for equity securities made significant rebounds in fiscal years 2011 and 2010, the market declines experienced in fiscal year 2009 continue to adversely affect funding, and will likely require the continued recognition of significantly higher net periodic pension costs than had been incurred prior to the market declines in fiscal year 2009.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE E — PENSION PLANS (CONTINUED)

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (see Benefit Plans in Note A — Accounting Policies) was $276,000 and $275,000 respectively, during the 28 weeks ended December 13, 2011 and December 14, 2010, and was $132,000 and $118,000 respectively, for the 12 weeks ended December 13, 2011 and December 14, 2010. The expense is estimated based on amounts contributed, or expected to be contributed to the Plan — $432,000 in fiscal year 2012 and $477,000 in fiscal year 2011. In addition, the President and Chief Executive Officer (CEO) has an employment agreement that calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the Non-Deferred Cash Balance Plan when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) defined contribution plans and a non-qualified Executive Savings Plan (FESP) for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A — Accounting Policies). In the 28 week periods ended December 13, 2011 and December 14, 2010, matching contributions to the 401(k) plans amounted to $152,000 and $123,000 respectively, and were $68,000 and $55,000 respectively, during the 12 week periods ended December 13, 2011 and December 14, 2010. Matching contributions to FESP were $19,000 and $16,000 respectively, during the 28 week periods ended December 13, 2011 and December 14, 2010, and were $7,000 and $6,000 respectively, in the 12 week periods ended December 13, 2011 and December 14, 2010.

The Company does not sponsor post retirement health care benefits.

NOTE F — COMPREHENSIVE INCOME

	28 weeks ended		12 weeks ended
	Dec. 13, 2011	Dec. 14, 2010	Dec. 13, 2011	Dec. 14, 2010
		(in thousands)
Net earnings	$514	$5,226	$2,788	$2,485
Amortization of amounts included in net periodic pension cost	552	650	236	278
Tax effect	(188)	(221)	(80)	(94)

Comprehensive income	$878	$5,655	$2,944	$2,669

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE G — SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	28 weeks ended		12 weeks ended
	Dec. 13, 2011	Dec. 14, 2010	Dec. 13, 2011	Dec. 14, 2010
		(in thousands)
Sales
Big Boy	$111,299	$108,733	$49,938	$48,727
Golden Corral	51,171	54,844	20,804	21,924

	$162,470	$163,577	$70,742	$70,651

Earnings before income taxes
Big Boy	$9,621	$11,780	$5,120	$5,841
Opening expense	(399)	(916)	(115)	(368)

Total Big Boy	9,222	10,864	5,005	5,473

Golden Corral	999	1,427	514	185
Impairment of long-lived assets	(4,000)	—	—	—

Total Golden Corral	(3,001)	1,427	514	185

Total restaurant level profit	6,221	12,291	5,519	5,658

Administrative expense	(5,495)	(4,777)	(2,153)	(2,251)
Franchise fees and other revenue	694	695	304	297

Operating profit	1,420	8,209	3,670	3,704

Interest expense	(808)	(849)	(351)	(375)

Earnings before income taxes	$612	$7,360	$3,319	$3,329

Depreciation and amortization
Big Boy	$5,474	$5,213	$2,362	$2,422
Golden Corral	2,639	3,074	1,067	1,304

	$8,113	$8,287	$3,429	$3,726

Capital expenditures
Big Boy	$7,483	$10,654	$2,883	$4,491
Golden Corral	1,516	579	599	228

	$8,999	$11,233	$3,482	$4,719

	As of
	Dec. 13, 2011	May 31, 2011
Identifiable assets
Big Boy	$126,001	$125,784
Golden Corral	64,427	69,490

	$190,428	$195,274

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE H — COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $15,671,000, $4,773,000, 281,000 and $90,000 respectively, for the annual periods ending December 13, 2012, 2013, 2014 and 2015. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

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

Outstanding letters of credit maintained by the Company totaled $100,000 as of December 13, 2011.

As of December 13, 2011, the Company operated 22 restaurants on non-owned properties. (See Note C — Leased Properties.) Two of the leases provide for contingent rental payments, typically based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

These three restaurants are operated by the Company (not consolidated herein) and they pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $2,808,000 and $2,711,000 respectively, during the 28 weeks ended December 13, 2011 and December 14, 2010, and was $1,287,000 and $1,219,000 respectively, during the 12 weeks ended December 13, 2011 and December 14, 2010. The amount owed to the Company from these restaurants was $59,000 and $57,000 respectively, as of December 13, 2011 and May 31, 2011. Amounts due are generally settled within 28 days of billing.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2012, Ended December 13, 2011

NOTE I — RELATED PARTY TRANSACTIONS (CONTINUED)

All related party transactions described above were effected on substantially similar terms as transactions with persons or entities having no relationship with the Company.

The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next 10 years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company until her death in September 2009, commenced in March 2005. On March 1, 2011, the monthly payment was increased to $19,149 from $19,006 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation to Mrs. Maier’s Estate, approximating $479,000, is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation, approximating $197,000, is included in current liabilities in the consolidated balance sheet.

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

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (Company) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet style “Golden Corral” restaurants. As of December 13, 2011, 95 Big Boy restaurants and 29 Golden Corral restaurants were owned and operated by the Company. All restaurant operations are primarily located in various regions of Ohio, Kentucky and Indiana. In addition, Golden Corral restaurants are operated in smaller areas of Pennsylvania and West Virginia.

On October 12, 2011, the Company announced that it had engaged an investment banking firm specializing in the restaurant industry to assist the Company in its evaluation of strategic alternatives relating to its Golden Corral business segment. While the engagement is focused on optimizing the value of the Company’s investment in its Golden Corral segment, there is no specific strategic or financial transaction that has been determined nor is there any fixed endpoint for the project’s conclusion.

Six underperforming Golden Corral restaurants were permanently closed on August 23, 2011 (during the 16 week first quarter of fiscal 2012, which ended September 20, 2011), at which time a non-cash pretax asset impairment charge (with related closing costs) of $4,000,000 was recorded. The impairment charge lowered the carrying values of the six restaurant properties (all of which are owned in fee simple estate) to their fair values, which in the aggregate amounted to approximately $6,900,000.

The Company’s Second Quarter of Fiscal 2012 consists of the 12 week period that ended December 13, 2011. It compares with the 12 weeks ended December 14, 2010, which constituted the Second Quarter of Fiscal 2011. The First Half of Fiscal 2012 consists of the 28 week period that ended December 13, 2011, and compares with the 28 weeks ended December 14, 2010, which constituted the First Half of Fiscal 2011.

The first half of the Company’s fiscal year normally accounts for a disproportionate share of annual revenue and earnings because it contains 28 weeks, whereas the second half of the year normally contains only 24 weeks. The upcoming 12 week third quarter in particular can be a disproportionately smaller share of annual revenue and earnings because it spans most of the winter season from mid December through early March. Winter storms can adversely affect results of operations, which are particularly vulnerable if severe winter weather should develop over a prolonged period. References to Fiscal 2012 refer to the 52 week year that will end on May 29, 2012. References to Fiscal 2011 refer to the 52 week year that ended May 31, 2011.

Net earnings for the Second Quarter of Fiscal 2012 were $2,788,000, or diluted earnings per share (EPS) of $0.56, which compares with $2,485,000, or diluted EPS of $0.49 in the Second Quarter of Fiscal 2011. The diluted earnings per share calculations used the following diluted weighted average shares outstanding: 4,936,642 in the Second Quarter of Fiscal 2012 and 5,098,125 in the Second Quarter of Fiscal 2011. The estimated effective tax rate was 16 percent in the Second Quarter of Fiscal 2012 and was 25.4 percent in the Second Quarter of Fiscal 2011.

Factors having a notable effect on pretax earnings when comparing the Second Quarter of Fiscal 2012 ($3,319,000) with the Second Quarter of Fiscal 2011 ($3,329,000):

•	Consolidated restaurant sales increased $91,000

-	Total Big Boy sales increased $1,211,000 (2.5 percent), primarily the result of more restaurants in operation

-	Big Boy same store sales increased 0.4 percent

-	Golden Corral sales decreased $1,120,000 (5.1 percent), which includes the effect of lost sales from six closed restaurants ($2,624,000 during the Second Quarter of Fiscal 2011)

-	Golden Corral same store sales increased 7.8 percent

•	Big Boy gross profit decreased $439,000, or 6.6 percent

As a percentage of sales:

-	Food and Paper Costs were 33.6 percent in the Second Quarter of Fiscal 2012, up from 32.3 percent in the Second Quarter of Fiscal 2011

-	Payroll and Related Costs were 34.7 percent in the Second Quarter of Fiscal 2012, down from 34.9 percent in the Second Quarter of Fiscal 2011

-

Other Operating Costs were 19.3 percent in the Second Quarter of Fiscal 2012, up from 19.1 percent in the Second Quarter of Fiscal 2011. Included in these percentages is the effect of new store opening costs - $115,000 in Second Quarter of Fiscal 2012 versus $368,000 in the Second Quarter of Fiscal 2011

•	Golden Corral gross profit increased $294,000, or 39.1 percent

As a percentage of sales:

-	Food and Paper Costs were 38.4 percent in the Second Quarter of Fiscal 2012, up from 38.2 percent in the Second Quarter of Fiscal 2011

-	Payroll and Related costs were 29.0 percent in the Second Quarter of Fiscal 2012, down from 30.1 percent in the Second Quarter of Fiscal 2011

-	Other Operating Costs were 27.6 percent in the Second Quarter of Fiscal 2012, down from 28.3 percent in the Second Quarter of Fiscal 2011

Net earnings for the First Half of Fiscal 2012 were $514,000, or diluted EPS of $0.10, which compares with $5,226,000, or diluted EPS of $1.02 in the First Half of Fiscal 2011. The diluted earnings per share calculations used the following weighted average shares outstanding: 4,938,973 in the First Half of Fiscal 2012 and 5,111,753 in the First Half of Fiscal 2011. The estimated effective tax rate was 16 percent in the First Half of Fiscal 2012, which compares with 29 percent in the First Half of Fiscal 2011.

Factors having a notable effect on pretax earnings when comparing the First Half of Fiscal 2012 ($612,000) with the First Half of Fiscal 2011 ($7,360,000):

•	$4,000,000 charge (with related closing costs) for impairment of long-lived Golden Corral assets

•	Consolidated restaurant sales decreased $1,107,000

-	Total Big Boy sales increased $2,566,000 (2.4 percent), primarily the result of more restaurants in operation

-	Big Boy same store sales increased 0.2 percent

-

Golden Corral sales decreased $3,673,000 (6.7 percent), which includes the effect of lost sales from six closed restaurants ($2,744,000 in the First Half of Fiscal 2012 and $6,512,000 in the First Half of Fiscal 2011)

-	Golden Corral same store sales increased 0.2 percent

•	Big Boy gross profit decreased $1,583,000, or 11.7 percent

As a percentage of sales:

-	Food and Paper Costs were 33.8 percent in the First Half of Fiscal 2012, up from 32.4 percent in the First Half of Fiscal 2011

-	Payroll and Related Costs were 35.3 percent in the First Half of Fiscal 2012, down from 35.4 percent in the First Half of Fiscal 2011

-

Other Operating Costs were 20.3 percent in the First Half of Fiscal 2012, up from 19.8 percent in the First Half of Fiscal 2011. These percentages include the effect of new store opening costs - $398,000 in First Half of Fiscal 2012 versus $916,000 in the First Half of Fiscal 2011

•	Golden Corral gross profit decreased $525,000, or 18.5 percent

As a percentage of sales:

-	Food and Paper Costs were 38.3 percent in the First Half of Fiscal 2012, up from 38.0 percent in the First Half of Fiscal 2011

-	Payroll and Related costs were 29.2 percent in the First Half of Fiscal 2012, up from 29.0 percent in the Second Quarter of Fiscal 2011

-	Other Operating Costs were 28.0 percent in the First Half of Fiscal 2012, up from 27.9 percent in the First Half of Fiscal 2011

•

Administrative and advertising expense increased 7.7 percent, primarily due to stock based compensation costs, which included $371,000 for an unrestricted stock award to the Chief Executive Officer, and higher professional fees associated with the strategic assessment of Golden Corral operations.

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

	Second Quarter		First Half
	Dec. 13, 2011	Dec. 14, 2010	Dec. 13, 2011	Dec. 14, 2010
		(in thousands)
Big Boy restaurant sales	$47,443	$46,381	$105,608	$103,382
Wholesale sales to licensees	2,235	2,120	5,143	4,853
Other wholesale sales	260	226	548	498

Total Big Boy Sales	49,938	48,727	111,299	108,733
Golden Corral sales	20,804	21,924	51,171	54,844

Consolidated restaurant sales	$70,742	$70,651	$162,470	$163,577

The Company operated 95 Big Boy restaurants as of December 13, 2011. The count of 95 includes the following changes since the beginning of Fiscal 2011 (June 2010), when 91 Big Boy restaurants were in operation:

•	July 2010 — new restaurant opened in Louisville, Kentucky

•	August 2010 — new restaurant opened in Beavercreek, Ohio (Dayton market)

•	October 2010 — new restaurant opened in Elizabethtown, Kentucky (Louisville market)

•	December 2010 — new restaurant opened in Heath, Ohio (Columbus market)

•	July 2011 — new restaurant opened near Cincinnati, Ohio

•	October 2011 — new restaurant opened in Highland Heights, Kentucky (Cincinnati market)

•	October 2011 — older restaurant closed in Ft. Thomas, Kentucky

•	December 2011 — older restaurant closed in Columbus, Ohio

No new Big Boy restaurants were under construction as of December 13, 2011. Several sites owned by the Company are currently being evaluated for possible development, with openings that could occur over the summer of 2012 (fiscal 2013). An older Big Boy restaurant that currently operates at a leased location will likely be closed and vacated when its lease expires in May 2012.

Big Boy sales shown in the above table include a same store sales increase of 0.4 percent in the Second Quarter of Fiscal 2012 (on a customer count decrease of 2.4 percent) and an increase of 0.2 percent in the First Half of Fiscal 2012 (on a 2.4 percent decrease in customer counts). The Big Boy same store sales comparisons include three menu price increases: 1.0 percent implemented in September 2010 and in February 2011, together with a 1.5 percent increase in September 2011. Another increase is currently planned for February 2012.

A plan is currently under development to significantly expand the Company’s grocery line business by adding “Frisch’s” brand of salad dressings in grocery stores in 2012, which will join “Frisch’s” tartar sauce, a long-standing staple on grocery store shelves in Ohio, Kentucky and Indiana for many years. The deletion to the reference of “Big Boy” will allow the “Frisch’s” brand to enter previously restricted markets.

The Company operated 29 Golden Corral restaurants as of December 13, 2011. The count of 29 includes the following changes since the beginning of Fiscal 2011 (June 2010), when 35 Golden Corral restaurants were in operation:

•	August 2011 — closed four restaurants in or near Cincinnati, Ohio

•	August 2011 — closed restaurant in Medina, Ohio (Cleveland market)

•	August 2011 — closed restaurant in West Akron, Ohio (Cleveland market)

There are no plans to build additional Golden Corral restaurants. Golden Corral sales shown in the above table include a same store sales increase of 7.8 percent in the Second Quarter of Fiscal 2012 (on a customer count increase of 4.4 percent) and an increase of 0.2 percent in the First Half of Fiscal 2012 (on a 4.1 percent decrease in customer counts). The Golden Corral same store sales comparisons include average menu price increases of 1.3 percent implemented in September 2010, 0.9 percent in February 2011, 1.0 percent in April 2011 and 0.9 percent that went into effect in June 2011. An increase of 0.5 percent went into effect on January 1, 2012.

Menu price increases may be a contributing factor to lower customer counts. Of greater concern, however, is the persistently high level of unemployment in the Midwest region that continues to restrict the disposable income of the customer bases for both Big Boy and Golden Corral, which in turn impedes sales growth opportunities. Management has no plans to offer competitive discounting or other promotional deals that many other chain restaurants have recently reverted to in an effort to boost their sagging customer traffic during the continued economic downturn. Management believes the avoidance of deep discounting places the Company in a solid position of not having to ask customers to give up deals when the economy eventually recovers.

Proposed regulations of the menu labeling provisions of the federal Patient Protection and Affordable Care Act (enacted March 2010) were issued by the U.S. Food and Drug Administration on April 1, 2011. Final regulations that had been expected by the end of calendar year 2011 have been postponed to an unspecified date in 2012, but likely no earlier than March. It is expected that implementation will be required no earlier than six months and no later than 12 months following the release of the final regulations.

The Payment Card Industry Security Standards Council has a data security standard with which all organizations that process card payments must comply. The standard is intended to prevent credit card fraud by focusing on the internal controls of processing and storage of such data. An independent audit must certify the Company’s compliance with Payment Card Industry Security Standards each year. The Company received its first annual Attestation of Compliance in June 2011. Management expects to encounter no significant difficulties in being re-certified in 2012. A finding of non-compliance could restrict the Company’s ability to accept credit cards as a form of payment.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements because advertising expense and impairment of asset losses are charged against restaurant level profit. Gross profit for both operating segments is shown below:

	Second Quarter		First Half
	Dec. 13, 2011	Dec. 14, 2010	Dec. 13, 2011	Dec. 14, 2010
		(in thousands)
Big Boy gross profit	$6,209	$6,648	$11,900	$13,483
Golden Corral gross profit	1,046	752	2,310	2,835

Total gross profit	$7,255	$7,400	$14,210	$16,318

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows, which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	Second Quarter						First Half
	12 weeks 12/13/11			12 weeks 12/14/10			28 weeks 12/13/11			28 weeks 12/14/10
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Food and Paper	35.0	33.6	38.4	34.1	32.3	38.2	35.2	33.8	38.3	34.3	32.4	38.0

Payroll and Related	33.0	34.7	29.0	33.4	34.9	30.1	33.3	35.3	29.2	33.2	35.4	29.0

Other Operating Costs (including opening costs)	21.7	19.3	27.6	22.0	19.1	28.3	22.7	20.3	28.0	22.5	19.8	27.9

Gross Profit	10.3	12.4	5.0	10.5	13.7	3.4	8.8	10.6	4.5	10.0	12.4	5.1

The cost of food continued its sharp rise throughout the First Half of Fiscal 2012, as higher prices were paid for most food commodities, especially hamburger. The high cost of hamburger is driven by a) the high cost of corn, which is the principal feed ingredient for cattle, as well as hogs and poultry, and b) record lows in beef supplies and strong export levels. Looking ahead to calendar year 2012, many industry forecasters together with the U.S. Department of Agriculture are projecting beef prices to be as much as 9 percent higher.

Although the Company does not use financial instruments as a hedge against changes in commodity prices, purchase contracts for some commodities may contain provisions that limit the price the Company will pay. In addition, the effect of commodity price increases is actively managed with changes to the Big Boy menu mix and effective selection and rotation of items served on the Golden Corral buffet, together with periodic increases in menu prices. However, rapid escalations in the cost of food can be problematic to effective menu management, as evidenced by the sharply rising percentages in the above table despite higher prices being charged to customers.

Food and Paper cost percentages for the Golden Corral segment are much higher than the Big Boy segment because of the all-you-can-eat nature of the Golden Corral concept, and because top butt steak is featured daily on the buffet line. Golden Corral food cost percentages have not risen as sharply as Big Boy as favorable longer term pricing has been locked-in through February 2012 for top butt steaks.

Food safety poses a major risk to the Company. Management rigorously emphasizes and enforces established food safety policies in all of the Company’s restaurants and in its commissary and food manufacturing plant. These policies are designed to work cooperatively with programs established by health agencies at all levels of government authority, including the Federal Hazard Analysis of Critical Control Points (HACCP) program. In addition, the Company makes use of ServSafe Training, a nationally recognized program developed by the National Restaurant Association. The ServSafe program provides accurate, up-to-date science-based information to all levels of restaurant workers covering all aspects of food handling, from receiving and storing to preparing and serving. All restaurant managers are required to be certified in ServSafe Training and are required to be re-certified every five years.

The decrease in payroll and related costs for the Golden Corral segment (as a percentage of sales) to 29.0 percent during the Second Quarter of Fiscal 2012 from 30.1 percent in the Second Quarter of Fiscal 2011 largely reflects the expected benefits from the closing of six underperforming restaurants in August 2011, as the system begins to right-size itself. The increase in payroll and related costs for the Golden Corral segment (as a percentage of sales) to 29.2 percent during the First Half of Fiscal 2012 from 29.0 percent in the First Half of Fiscal 2011 reflects the immediate short-term absorption in August 2011 of all management employees from the six closed restaurants along with roughly 60 percent of hourly employees into other Golden Corral restaurants. Payroll and related costs for the Golden Corral segment are much lower than the Big Boy segment because fewer servers are needed to operate.

In last year’s results, payroll and related costs received the benefit from the federal Hiring Incentives to Restore Employment Act of 2010 (HIRE Act enacted March 2010) under which the Company did not have to pay the employer’s share of social security (FICA) taxes on certain new hires. FICA credits under the HIRE Act amounted to $269,000 during the First Half of Fiscal 2011, of which $160,000 occurred in the Second Quarter of Fiscal 2011.

Payroll and related costs continue to be adversely affected by mandated increases in the minimum wage.

•

In Ohio, where roughly two-thirds of the Company’s payroll costs are incurred, the minimum wage for non-tipped employees was increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was subsequently increased to $7.00 per hour on January 1, 2008, to $7.30 per hour on January 1, 2009 (there was no increase on January 1, 2010) and to $7.40 per hour on January 1, 2011. On January 1, 2012, the rate increased to $7.70 per hour, which represents a 50 percent increase over the five year period.

•

The Ohio minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was subsequently increased to $3.50 per hour on January 1, 2008, to $3.65 per hour on January 1, 2009 (there was no increase on January 1, 2010) and to $3.70 per hour on January 1, 2011. On January 1, 2012, the rate increased to 3.85 per hour, which represents an 81 percent increase over the five year period.

•

Federal minimum wage statutes currently apply to substantially all other (non-Ohio) employees. The federal minimum wage for non-tipped employees increased from $5.15 per hour to $5.85 per hour in July 2007. It was subsequently increased to $6.55 per hour in July 2008 and to $7.25 per hour in July 2009. The rate for tipped employees (non-Ohio) was not affected by the federal legislation, remaining at $2.13 per hour.

Although there is no seasonal fluctuation in employment levels, the number of hours worked by hourly paid employees has always been managed closely according to sales patterns in individual restaurants. However, the effects of paying the mandated higher hourly rates of pay have been and are continuing to be countered through the combination of reductions in the number of scheduled labor hours and higher menu prices charged to customers. Without the benefit of reductions in labor hours, the Ohio minimum wage increase on January 1, 2011 would have added an estimated $140,000 to annual payroll costs in Ohio restaurant operations. The increase on January 1, 2012 will add an estimated $570,000 to annual Ohio payrolls, which will largely be offset with further scheduled reductions in labor hours.

Despite the savings that come from reductions in hours worked and higher menu prices charged to customers, other factors add to payroll and related costs. These factors include higher costs associated with benefit programs offered by the Company, including most notably medical insurance premiums and pension related costs.

Medical insurance premiums totaled approximately $10,225,000 for the plan year that ended December 31, 2011, an increase of 3.4 percent over the plan year ended December 31, 2010, and 8.8 percent higher than the plan year ended December 31, 2009. The Company has typically absorbed 78 to 80 percent of the cost, with employees contributing the remainder. Premium cost is currently projected to be $10,400,000 for the 2012 calendar year. Management continues to analyze and evaluate health care reform legislation (the federal Patient Protection and Affordable Care Act, enacted March 2010) to determine the future short and long term effects upon the Company and various strategies to mitigate the expected financial burden.

Net periodic pension cost was $635,000 and $770,000 respectively, in the Second Quarter of Fiscal 2012 and the Second Quarter of Fiscal 2011. Net periodic pension cost was $1,483,000 and $1,796,000 respectively, in the First Half of Fiscal 2012 and the First Half of Fiscal 2011. Net periodic pension cost for Fiscal 2012 is currently expected to be in the range of $2,700,000 to $2,800,000, which is net of a benefit in excess of $550,000 from certain changes in assumptions relating to retirement, termination and marriage, but which is offset by an increase of approximately $125,000 from the reduction of 25 basis point in the discount rate. The final total periodic pension cost in Fiscal 2011 was $3,025,000.

Net periodic pension costs for all periods presented in this MD&A are much higher than historical levels. Equity securities comprise 70 percent of the target allocation of pension plan assets. Although the market for equity securities made significant rebounds in fiscal years 2010 and 2011, the steep market declines experienced in fiscal year 2009 continue to drive the costs well above historical levels. The market losses from 2009 are being amortized through pension cost, which in turn creates a lower credit for the expected return on plan assets that flows through pension cost.

Payroll and related costs are also affected by adjustments that result each quarter when management performs a comprehensive review of the Company’s self-insured Ohio workers’ compensation program and adjusts its reserves as deemed appropriate based on claims experience. Increases to the self-insured reserves result in charges to payroll and related costs, while decreases to the reserves result in credits to payroll and related costs. Charges to payroll and related costs were $12,000 and $94,000 respectively, during the Second Quarter of Fiscal 2012 and the Second Quarter of Fiscal 2011. For the First Half of Fiscal 2012, $33,000 was charged to payroll and related costs, while $187,000 was charged in the First Half of Fiscal 2011.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities; plus costs relating to field supervision, accounting and payroll preparation costs, franchise fees for Golden Corral restaurants, new restaurant opening costs and many other restaurant operating expenses. Opening costs can have a significant effect on other operating costs. Opening costs (all for Big Boy – no Golden Corral restaurants were opened during any of the periods presented in this MD&A) were $115,000 and $368,000 respectively, during the Second Quarter of Fiscal 2012 and the Second Quarter of Fiscal 2011. For the First Half of Fiscal 2012, opening costs (all for Big Boy) were $398,000. Opening costs were $916,000 (all for Big Boy) in the First Half of Fiscal 2011. As most of the other typical expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store sales levels. In other words, percentages rise when same store sales decrease and percentages will decrease when same store sales increase. Other operating costs for the Golden Corral segment are a much higher percentage of sales than Big Boy because the physical facility of a Golden Corral restaurant is almost twice as large as a Big Boy restaurant and Golden Corral sales volumes have generally remained well below management’s original long-term expectations for the concept.

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

Administrative and advertising expense decreased $102,000 in the Second Quarter of Fiscal 2012, primarily due to the non-recurrence of a write-off of multiple deposits for Golden Corral development rights that was recorded in the Second Quarter of Fiscal 2011. Administrative and advertising expense for the First Half of Fiscal 2012 increased $680,000 over the First Half of Fiscal 2011. Most of the increase is attributable to stock based compensation cost (see a detailed discussion in the Financing Activities section of Liquidity and Capital Resources that appears elsewhere in this MD&A). Most of the remaining increase in the First Half of Fiscal 2012 was for professional services relating to the strategic assessment of the Golden Corral business segment.

Revenue from franchise fees is based on sales volumes generated by Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of December 13, 2011, 25 Big Boy restaurants were licensed to other operators and paying franchise fees to the Company. No licensed Big Boy restaurants opened or closed during any of the periods presented in this MD&A. Other revenue also includes certain other fees earned from restaurants licensed to others along with minor amounts of rent and investment income.

Six underperforming Golden Corral restaurants were closed on August 23, 2011, which resulted in a non-cash pretax asset impairment charge (with related closing costs) of $4,000,000. The impairment charge, which was recorded in the first quarter of fiscal 2012 that ended September 20, 2011, lowered the carrying costs of the six restaurant properties (all owned in fee simple estate) to their estimated fair values. In addition to related closing costs, the total charge included impairment losses of intangible assets associated with unamortized initial franchise fees.

There were no gains or losses from the sale of real property during the First Half of Fiscal 2012 or the First Half of Fiscal 2011. Shortly after the end of the Second Quarter of Fiscal 2012, one of the six closed Golden Corral restaurants was sold, the proceeds from which approximated its carrying value, which had been previously lowered to fair value.

Interest Expense

Interest expense decreased $24,000 and $41,000 respectively, in the Second Quarter of Fiscal 2012 and the First Half of Fiscal 2012 when compared with comparable periods a year ago. The decreases are mostly the result of lower debt levels than a year ago along with a lower weighted average interest rate on fixed rate financing.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 16 percent throughout the First Half of Fiscal 2012. In last year’s results, the estimated annual effective tax rate was lowered to 29 percent in the Second Quarter of Fiscal 2011, from 32 percent reported in the previous quarter. The change resulted in an effective tax rate of 25.4 percent for the Second Quarter of Fiscal 2011. These rates have historically been kept low through the Company’s use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit (WOTC). The WOTC credit expired December 31, 2011. While these credits are generally more favorable to the effective tax rate when pretax earnings decrease, they are much more favorable to the estimated effective tax rate when estimated annual pretax earnings decrease in a significant fashion, as is the situation in Fiscal 2012 due to the combination of the charge for impairment of assets and the likelihood that higher food costs will continue over the course of the year.

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

Aggregated Information about Contractual Obligations and Commercial Commitments December 13, 2011

		Payments due by period (in thousands)
		Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
	Long-Term Debt	$27,817	$8,612	$5,916	$4,552	$3,584	$2,376	$2,777
	Interest on Long-Term Debt (estimated)	2,899	1,129	761	490	287	150	82
	Rent Due under Capital Lease Obligations	2,598	319	245	245	245	245	1,299
1	Rent Due under Operating Leases	21,764	1,667	1,597	1,591	1,411	1,445	14,053
2	Purchase Obligations	21,007	15,863	4,773	281	90	—	—
3	Other Long-Term Obligations	744	232	235	238	39	—	—
	Total Contractual Cash Obligations	$76,829	$27,822	13,527	$7,397	$5,656	$4,216	$18,211

1	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property, if any. Does not include agreements that are cancellable without penalty.

3	Deferred compensation liability (undiscounted).

The working capital deficit was $15,492,000 as of December 13, 2011. The deficit was $14,240,000 as of May 31, 2011. Most of the increase in the deficit is attributable to a lower level of cash on hand, and lower prepaid and refundable income taxes. The increased balance in the account for prepaid expenses, sundry deposits and property held for sale was due to the pending contract at December 13, 2011 to sell one of the six closed Golden Corral properties. There was an increase in the current portion of long-term debt at December 13, 2011, which reflected the early retirement of construction phase debt that occurred near the end of December 2011.

A financing package of unsecured credit facilities has been in place for many years with the same lending institution, currently styled (since October 2010) as the 2010 Loan Agreement. Funds are readily available to be borrowed under the 2010 Loan Agreement through April 15, 2012, summarized below as of December 13, 2011:

•	Construction Loan - $8,500,000 is available to finance new restaurant construction and/or refurbishing of restaurant operations

•	Stock Repurchase Loan - $9,000,000 is available to finance repurchases of the Company’s common stock

•	Revolving Loan - $5,000,000 is available to fund temporary working capital needs

No difficulties are anticipated during negotiations that are currently underway to extend the 2010 Loan Agreement before it expires in April 2012. The Company is in full compliance with the covenants contained in the 2010 Loan Agreement.

Operating Activities

Operating cash flows were $12,778,000 in the First Half of Fiscal 2012, which compares with $15,255,000 in the First Half of Fiscal 2011. The decrease is primarily attributable to lower net earnings during the First Half of Fiscal 2012 (even without the $4,000,000 impairment charge). Normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and prepaid, accrued and deferred income taxes, all of which can and do fluctuate widely from quarter to quarter, account for most of the remaining change.

The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, federal legislation that was signed into law in December 2010, allows the Company to immediately write-off 100 percent of the cost of certain capital expenditures made through December 31, 2011. The legislation, together with lower projected earnings for the year and amounts carried over from the previous year’s deposits, allowed the Company to reduce its tax deposits during the First Half of Fiscal 2012 by roughly $500,000 compared with tax deposits made in the First Half of Fiscal 2011.

An automatic Change in Accounting Method was filed was filed with the Internal Revenue Service (IRS) in Fiscal 2011 to allow immediate deduction of certain repairs and maintenance costs, replacing previous treatment that had capitalized these costs. In late December 2011, the IRS issued new temporary and proposed regulations on tangible property capitalization that significantly departs from the prior proposed regulations on which the Company’s Change in Accounting Method was based. Management is currently reviewing the new temporary and proposed regulations to determine the effect, if any, upon the Company’s Change in Accounting Method.

Management measures cash flows from the operation of the business by simply adding to net earnings certain non-cash expenses such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of assets (if any), stock based compensation cost and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $13,886,000 in the First Half of Fiscal 2012 and $14,733,000 in the First Half of Fiscal 2011.

Contributions to the two defined benefit pensions plans sponsored by the Company are currently anticipated at a level of $2,100,000 (well above minimum required contributions) in Fiscal 2012, $1,050,000 of which was contributed during the First Half of Fiscal 2012.

Investing Activities

Capital spending is the principal component of investing activities. Capital spending was $8,999,000 during the First Half of Fiscal 2012, which compares with $11,233,000 in the First Half of Fiscal 2011. This year’s capital spending includes $7,483,000 for Big Boy restaurants and $1,516,000 for Golden Corral restaurants. These capital expenditures consisted of site acquisitions for Big Boy expansion, new Big Boy restaurant construction, plus on-going reinvestments in existing restaurants including remodelings, routine equipment replacements and other maintenance capital outlays.

There were no proceeds from the disposition of real property during the First Half of Fiscal 2012 or the First Half of Fiscal 2011. Proceeds from disposition of property as shown in the accompanying consolidated statement of cash flows are amounts received from transactions to sell used equipment and/or other operating assets. Three former Big Boy restaurants, six former Golden Corral restaurants and seven other pieces of surplus land were held for sale as of December 13, 2011 at an aggregate asking price of approximately $12,100,000. One of the six Golden Corral restaurants was sold for $1,170,000 shortly after the end of the Second Quarter of Fiscal 2012.

Financing Activities

Borrowing against credit lines amounted to $2,000,000 during the First Half of Fiscal 2012, including $1,000,000 borrowed on the Construction Loan during the Second Quarter of Fiscal 2012. Scheduled and other payments of long-term debt and capital lease obligations amounted to $4,640,000 during the First Half of Fiscal 2012.

Two quarterly cash dividends were paid to shareholders during the First Half of Fiscal 2012, which amounted to $1,528,000 or $0.31 per share. In addition, a $0.16 per share dividend was declared on December 14, 2011. Its payment of $790,000 on January 10, 2012 was the 204th consecutive quarterly dividend (a period of 51 years) paid by the Company. The Company expects to continue its practice of paying regular quarterly cash dividends.

During the First Half of Fiscal 2012, 5,000 shares of the Company’s common stock were re-issued pursuant to the exercise of stock options, which yielded proceeds to the Company of approximately $87,000. No stock options were exercised during the Second Quarter of Fiscal 2012. As of December 13, 2011, 407,172 shares granted under the Company’s two stock option plans remain outstanding, including 370,505 fully vested shares at a weighted average exercise price of $24.13 per share. The closing price of the Company’s common stock on December 13, 2011 was $19.55. No stock options were granted during the First Half of Fiscal 2012.

On June 15, 2011, the Chief Executive Officer (CEO) was granted an unrestricted stock award of 17,364 common shares and a group of executive officers and other key employees were granted an aggregate award of 7,141 restricted shares of common stock. The total value of the unrestricted award to the CEO amounted to $371,000. The total value of restricted award to executive officers and other key employees amounted to $150,000. On October 2, 2011, 14,560 shares of restricted stock were awarded to non-employee members of the Board of Directors and an award of 2,080 restricted shares was granted to the CEO pursuant to the terms of his employment agreement. The total value of all restricted shares issued on October 5, 2011 amounted to $320,000. All restricted shares vest in full on the first anniversary date of the award, unless accelerated by the Compensation Committee of the Board of Directors. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service or employment ends, except that enough shares may be sold to satisfy tax obligations attributable to the grants.

All unrestricted and restricted shares were awarded under the 2003 Stock Option and Incentive Plan (2003 Plan). As of December 13, 2011, 480,342 shares remained available for awards under the 2003 Plan.

The fair value of stock options granted and restricted stock issued is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. Although no stock options were granted during the First Half of Fiscal 2012, compensation cost continues from the run–out of options granted in previous years. Compensation cost from restricted shares issued as shown in the table below includes costs from the run-out of awards granted in October 2010 to non-employee members of the Board of Directors. The fair value of unrestricted stock issued to the CEO in June 2011 was recognized entirely during the first quarter of fiscal 2012, which ended September 20, 2011. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the consolidated statement of earnings:

	Second Quarter		First Half
	Dec. 13, 2011	Dec. 14, 2010	Dec. 13, 2011	Dec. 14, 2010
	(in thousands)
Stock options granted	$40	$60	$90	$154
Restricted stock issued	95	37	223	37
Unrestricted stock issued	—	—	371	—

Share-based compensation cost, pretax	$135	$97	$684	$191

The current stock repurchase program authorized by the Board of Directors will expire on January 6, 2012. Up to 500,000 shares of the Company’s common stock had been authorized to be repurchased in the open market or through block trades. Since its inception in January 2010, the Company has acquired 289,528 shares at a cost of $6,107,000, of which 19,596 shares were acquired at a cost of $417,000 during the First Half of Fiscal 2012. No repurchases have been made since September 2011, and the Board of Directors has not authorized a new program.

Separate from the repurchase program, the Company’s treasury acquired 10,701 shares of its common stock in the First Half of Fiscal 2012 at a cost of $223,000 to cover withholding tax obligations in connection with restricted and unrestricted stock awards. Most of these occurred in June 2011, when 7,998 shares valued at $171,000 were surrendered by the CEO to cover the tax obligation on his restricted stock award.

Other Information

Two new Big Boy restaurants opened for business during the First Half of Fiscal 2012. The first opened on July 25, 2011 on land that was acquired in fee simple estate during Fiscal 2011. The second one opened on October 3, 2011 on ground that is leased to the Company. Several sites owned by the Company are currently being evaluated for possible development, with construction that could begin in the spring of 2012, including two sites that were acquired during the First Half of Fiscal 2012. Any contracts that existed as of December 13, 2011 to acquire sites for future development were cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the contracts.

Including land and land improvements, the cost required to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, both of which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether the new restaurant is constructed using plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its smaller adaptation, the 2010 building prototype (5,000 square feet with seating for 148 guests), which is used in smaller trade areas. The larger 2010 building prototype plan was used to construct both of the new Big Boy restaurants discussed in the preceding paragraph.

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

Development rights to open additional Golden Corrals expired on December 31, 2011.

Part of the Company’s strategic plan entails owning the land on which it builds new restaurants. However, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Seven of the 29 Golden Corral restaurants now in operation and five Big Boy restaurants that have opened since 2003 are on leased land. As of December 13, 2011, 22 restaurants were in operation on non-owned premises – one capital lease and 21 operating leases. One Big Boy restaurant that operated on leased land was closed in December 2011 when its operating lease expired.

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

To determine the long-term rate of return on plan assets, the committee reviews the target asset allocation of plan assets and determines the expected return on each asset class. The expected returns for each asset class are combined and rounded to the nearest 25 basis points to determine the overall expected return on assets. The committee determines the discount rate by looking at the projected future benefit payments by year and matching them to spot rates based on yields of high-grade corporate bonds over the term of the projected benefit payments. A single discount rate is selected, and then rounded to the nearest 25 basis points, which produces the same present value as the various spot rates.

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

Sometimes it becomes necessary to cease operating a certain restaurant due to poor operating performance. The ultimate loss can be significantly different from the original impairment charge, particularly if the eventual market price received from the disposition of the property differs materially from initial estimates of fair values.

Acquired goodwill and other intangible assets are tested for impairment annually, and whenever an impairment indicator arises.

ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISKS

The Company has no significant market risk exposure to interest rate changes as substantially all of its debt is currently financed with fixed interest rates, or will be converted to fixed rate term loans in the next six months. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. Any cash equivalents maintained by the Company have original maturities of three months or less. The Company does not use foreign currency in its operations.

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

ITEM 4. CONTROLS and PROCEDURES

a) Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 13, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information that would be required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fiscal quarter ended December 13, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Technology and Information Systems

The strategic nature of technology and information systems makes it of vital importance to the operation of the Company. Security violations such as unauthorized access to information systems, including breaches on third party servers, could result in the loss of proprietary data. Should consumer privacy be compromised, consumer confidence may be lost, which could adversely affect sales and profitability. To prevent credit card fraud, the Payment Card Industry Security Standards Council requires an annual independent audit to certify the Company’s compliance with the required internal controls of processing and storing credit card data. A finding of non-compliance could restrict the Company’s ability to accept credit cards as a form of payment.

Other events that could pose threats to the operation of the business include:

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

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

(c) Issuer Purchases of Equity Securities

In January 2010, the Board of Directors authorized a program to repurchase up to 500,000 shares of the Company’s common stock in the open market or through block trades over a two-year period that expires January 6, 2012. The following table shows information pertaining to the Company’s repurchases of its common stock during the second quarter of fiscal year 2012, which ended December 13, 2011:

Period	Total Number Of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Sep. 21, 2011 to Oct. 18, 2011	2,703	(1)	$19.21	—	210,472
Oct. 19, 2011 to Nov. 15, 2011	—		—	—	210,472
Nov. 16, 2011 to Dec. 13, 2011	—		—	—	210,472

Total	2,703		$19.21	—	210,472

(1)	In the period ended October 18, 2011, 2,703 shares were re-acquired at an average cost of $19.21 per share to cover withholding tax obligations in connection with the vesting of restricted stock awards.

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

10.68 Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, which was filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and the Grantor (employee). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Rinzy J. Nocero, Karen F. Maier, Michael E. Conner, Lindon C. Kelley, Michael R. Everett, James I. Horwitz, William L. Harvey and certain other “highly compensated employees” (Grantors).

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

10.74 Non-Qualified Deferred Compensation Plan, Adoption Agreement to Restate Frisch’s Executive Savings Plan (FESP) effective July 1, 2009 (also see Exhibits 10.71, 10.72 and 10.73), which was filed as Exhibit 10.36 to the Registrant’s Form 10-K Annual Report for 2009, and to correct a typographical error in Section 4.02(c) was re-filed as Exhibit 10.74 to the Registrant’s Form 10-Q Quarterly Report for September 20, 2011, is incorporated herein by reference.

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
DATE January 5, 2012
BY /s/ Mark R. Lanning
Mark R. Lanning
Vice President and Chief Financial Officer,
Principal Financial Officer and
Principal Accounting Officer