Form 10-Q
period 2012-03-06
FRISCHS RESTAURANTS INC
filed 2012-04-06
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED MARCH 6, 2012

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

There were 4,937,865 shares outstanding of the issuer’s no par common stock, as of March 27, 2012.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Earnings

(Unaudited)

	40 weeks ended		12 weeks ended
	March 6, 2012	March 8, 2011	March 6, 2012	March 8, 2011
Sales	$230,876,216	$231,067,733	$68,406,274	$67,490,452

Cost of sales
Food and paper	81,323,384	79,607,930	24,100,334	23,527,960
Payroll and related	76,921,402	77,224,245	22,761,243	22,841,840
Other operating costs	51,164,246	51,552,685	14,287,947	14,755,945

	209,409,032	208,384,860	61,149,524	61,125,745

Gross profit	21,467,184	22,682,873	7,256,750	6,364,707

Administrative and advertising	13,300,330	12,487,369	3,816,075	3,682,818
Franchise fees and other revenue	(993,769)	(1,004,996)	(300,169)	(309,361)
(Gain) loss on sale of assets	(177,722)	—	(177,722)	—
Impairment of long-lived assets	4,421,734	—	421,734	—

Operating profit	4,916,611	11,200,500	3,496,832	2,991,250

Interest expense	1,136,068	1,227,025	328,112	377,931

Earnings before income taxes	3,780,543	9,973,475	3,168,720	2,613,319

Income taxes	454,000	2,892,000	356,000	758,000

Net Earnings	$3,326,543	$7,081,475	$2,812,720	$1,855,319

Earnings per share (EPS) of common stock:
Basic net earnings per share	$0.67	$1.40	$0.57	$0.37

Diluted net earnings per share	$0.67	$1.39	$0.57	$0.37

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheet

ASSETS

	March 6, 2012	May 31, 2011
	(unaudited)
Current Assets
Cash and equivalents	$5,182,844	$2,449,448
Trade and other accounts receivable	2,099,160	1,997,428
Inventories	6,812,510	5,717,264
Prepaid expenses, sundry deposits and property held for sale	1,315,263	1,482,344
Prepaid and deferred income taxes	2,796,182	3,213,527

Total current assets	18,205,959	14,860,011

Property and Equipment
Land and improvements	75,565,474	81,402,037
Buildings	101,496,595	104,968,167
Equipment and fixtures	100,622,906	101,385,187
Leasehold improvements and buildings on leased land	25,899,453	24,731,195
Capitalized leases	2,554,870	2,554,870
Construction in progress	1,449,228	6,532,591

	307,588,526	321,574,047
Less accumulated depreciation and amortization	148,405,092	148,651,557

Net property and equipment	159,183,434	172,922,490

Other Assets
Goodwill	740,644	740,644
Other intangible assets	380,112	495,725
Investments in land	3,384,421	923,435
Property held for sale	8,234,084	2,921,818
Other long term assets	2,509,196	2,409,612

Total other assets	15,248,457	7,491,234

Total assets	$192,637,850	$195,273,735

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 6, 2012	May 31, 2011
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$7,279,788	$7,753,562
Obligations under capitalized leases	185,683	266,358
Self insurance	1,003,871	778,181
Accounts payable	11,132,894	10,216,467
Accrued expenses	9,797,820	10,083,229
Income taxes	39,903	1,862

Total current liabilities	29,439,959	29,099,659

Long-Term Obligations
Long-term debt	17,626,966	22,572,677
Obligations under capitalized leases	1,561,106	1,677,230
Self insurance	1,385,396	1,127,615
Deferred income taxes	1,654,031	1,966,819
Underfunded pension obligation	8,992,561	8,912,781
Deferred compensation and other	4,590,184	4,389,062

Total long-term obligations	35,810,244	40,646,184

Commitments

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,586,764 and 7,586,764 shares - stated value - $1	7,586,764	7,586,764
Additional contributed capital	65,813,360	65,535,634

	73,400,124	73,122,398

Accumulated other comprehensive loss	(5,205,749)	(5,726,555)
Retained earnings	97,258,038	96,249,483

	92,052,289	90,522,928

Less cost of treasury stock (2,648,899 and 2,666,956 shares)	38,064,766	38,117,434

Total shareholders’ equity	127,387,647	125,527,892

Total liabilities and shareholders’ equity	$192,637,850	$195,273,735

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

40 weeks ended March 6, 2012 and March 8, 2011

(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at June 1, 2010	$7,585,764	$65,222,878	$(7,856,427)	$89,701,652	$(34,559,851)	$120,094,016
Net earnings for 40 weeks	—	—	—	7,081,475	—	7,081,475
Other comprehensive income, net of tax	—	—	612,711	—	—	612,711
Stock options exercised	1,000	(182,490)	—	—	855,444	673,954
Excess tax benefit from stock options exercised	—	208,223	—	—	—	208,223
Issuance of restricted stock	—	(166,338)	—	—	166,338	—
Stock based compensation expense	—	306,037	—	—	—	306,037
Treasury shares acquired	—	—	—	—	(2,559,711)	(2,559,711)
Other treasury shares re-issued	—	16,308	—	—	34,237	50,545
Employee stock purchase plan	—	3,057	—	—	—	3,057
Cash dividends - $0.58 per share	—	—	—	(2,924,929)	—	(2,924,929)

Balance at March 8, 2011	7,586,764	65,407,675	(7,243,716)	93,858,198	(36,063,543)	123,545,378
Net earnings for 12 weeks	—	—	—	2,391,114	—	2,391,114
Other comprehensive income, net of tax	—	—	1,517,161	—	—	1,517,161
Stock options exercised	—	(3,944)	—	—	66,622	62,678
Excess tax benefit from stock options exercised	—	15,073	—	—	—	15,073
Stock based compensation expense	—	114,885	—	—	—	114,885
Treasury shares acquired	—	—	—	—	(2,120,513)	(2,120,513)
Employee stock purchase plan	—	1,945	—	—	—	1,945
Cash dividends	—	—	—	171	—	171

Balance at May 31, 2011	7,586,764	65,535,634	(5,726,555)	96,249,483	(38,117,434)	125,527,892
Net earnings for 40 weeks	—	—	—	3,326,543	—	3,326,543
Other comprehensive income, net of tax	—	—	520,806	—	—	520,806
Stock options exercised	—	22,286	—	—	88,526	110,812
Excess tax benefit from stock options exercised	—	3,800	—	—	—	3,800
Issuance of restricted stock	—	(334,903)	—	—	334,903	—
Stock based compensation expense	—	569,679	—	—	248,132	817,811
Treasury shares acquired	—	—	—	—	(640,140)	(640,140)
Other treasury shares re-issued	—	8,886	—	—	21,247	30,133
Employee stock purchase plan	—	7,978	—	—	—	7,978
Cash dividends - $0.47 per share	—	—	—	(2,317,988)	—	(2,317,988)

Balance at March 6, 2012	$7,586,764	$65,813,360	($5,205,749)	$97,258,038	($38,064,766)	$127,387,647

	40 weeks ended March 6, 2012	12 weeks ended May 31, 2011	40 weeks ended March 8, 2011
Comprenhensive income:
Net earnings for the period	$3,326,543	$2,391,114	$7,081,475
Change in defined benefit pension plans, net of tax	520,806	1,517,161	612,711

Comprehensive income	$3,847,349	$3,908,275	$7,694,186

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Forty weeks ended March 6, 2012 and March 8, 2011

(unaudited)

	40 weeks ended
	March 6, 2012	March 8, 2011
Cash flows provided by (used in) operating activities:
Net earnings	$3,326,543	$7,081,475
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	11,592,944	11,925,141
(Gain) Loss on disposition of assets, including abandonment losses	(1,990)	123,546
Impairment of long-lived assets	4,421,734	—
Stock-based compensation expense	817,811	306,037
Net periodic pension cost	2,118,880	2,565,510
Contributions to pension plans	(1,250,000)	(850,000)

	21,025,922	21,151,709
Changes in assets and liabilities:
Trade and other receivables	(101,732)	(137,508)
Inventories	(1,095,246)	(282,327)
Prepaid expenses, sundry deposits and other	167,081	(1,115,041)
Other assets	55,310	514,395
Prepaid, accrued and deferred income taxes	(121,896)	1,728,178
Excess tax benefit from stock options exercised	(3,800)	(208,223)
Accounts payable	916,427	593,052
Accrued expenses	(515,870)	665,575
Self insured obligations	483,471	316,969
Deferred compensation and other liabilities	201,122	185,962

	(15,133)	2,261,032

Net cash provided by operating activities	21,010,789	23,412,741

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(11,340,119)	(14,504,871)
Proceeds from disposition of property	1,592,413	47,297
Change in other assets	(107,997)	(285,500)

Net cash (used in) investing activities	(9,855,703)	(14,743,074)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings	2,000,000	5,000,000
Payment of long-term debt and capital lease obligations	(7,616,284)	(6,258,232)
Cash dividends paid	(2,317,988)	(2,172,864)
Proceeds from stock options exercised	110,811	673,954
Excess tax benefit from stock options exercised	3,800	208,223
Treasury shares acquired	(640,140)	(2,559,711)
Treasury shares re-issued	30,133	50,545
Employee stock purchase plan	7,978	3,057

Net cash (used in) financing activities	(8,421,690)	(5,055,028)

Net increase in cash and equivalents	2,733,396	3,614,639
Cash and equivalents at beginning of year	2,449,448	647,342

Cash and equivalents at end of quarter	$5,182,844	$4,261,981

Supplemental disclosures:
Interest paid	$1,254,475	$1,262,922
Income taxes paid	576,095	1,166,357
Income taxes refunds received	200	2,535
Dividends declared but not paid	—	752,065
Lease transactions capitalized (non-cash)	—	171,380

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE A — ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying interim consolidated financial statements follows:

Description of the Business

Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” The Company also operates grill buffet style restaurants under the name “Golden Corral” pursuant to certain licensing agreements. All 95 Big Boy restaurants owned and operated by the Company as of March 6, 2012 are located in various regions of Ohio, Kentucky and Indiana. All 29 Golden Corral restaurants operated by the Company as of March 6, 2012 are located primarily in the greater metropolitan areas of Cincinnati, Columbus, Dayton, Toledo and Cleveland, Ohio, Louisville, Kentucky and Pittsburgh, Pennsylvania.

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

In October 2011, the Company announced that it had engaged an investment banking firm specializing in the restaurant industry to assist the Company in its evaluation of strategic alternatives relating to its Golden Corral business segment. The purpose of the engagement has been to optimize the value of the Company’s investments in its Golden Corral segment. (See Note J – Subsequent Event.)

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

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Significant estimates and assumptions are used to measure self-insurance liabilities, deferred executive compensation obligations, net periodic pension cost and future pension obligations, the fair values of property held for sale and investments in land and the carrying values of long-lived assets including property and equipment, goodwill and other intangible assets.

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

Receivables

Trade and other accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of March 6, 2012 and May 31, 2011. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.

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

The cost of land not yet in service is included in “construction in progress” in the consolidated balance sheet if construction has begun or if construction is likely within the next 12 months. No new Big Boy restaurant buildings were under construction as of March 6, 2012. Construction in progress as of March 6, 2012 is comprised of one tract of land on which near term Big Boy development is likely, together with remodeling work at various stages of completion in existing restaurants.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE A—ACCOUNTING POLICIES (CONTINUED)

Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $19,000 and $67,000 respectively, for the 40 weeks ended March 6, 2012 and March 8, 2011, and was zero and $7,000 respectively, for the 12 week periods ended March 6, 2012 and March 8, 2011.

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

Impairment of Long-Lived Assets

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment of long-lived assets. Carrying values are tested for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable from the estimated future cash flows expected to result from the use and eventual disposition of the property. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed fair value, which is determined as either 1) the greater of the net present value of the future cash flow stream, or 2) by opinions of value provided by real estate brokers and/or management’s judgment as developed through its experience in disposing of unprofitable restaurant properties.

Six underperforming Golden Corral restaurants were permanently closed on August 23, 2011. As a result, a non-cash pretax asset impairment charge (with related closing costs) of $4,000,000 was recorded in the first quarter of fiscal year 2012, which ended September 20, 2011. The impairment charge lowered the carrying values of the six restaurant properties (all are owned in fee simple) to their fair values, which in the aggregate amount to approximately $6,909,000 (see Property Held for Sale / Investments in Land elsewhere in Note A — Accounting Policies). The total impairment charge included a) $69,000 in impaired intangible assets associated with unamortized initial franchise fees relating to the six impaired Golden Corral restaurants (see Goodwill and Other Intangible Assets, Including Licensing Agreements elsewhere in Note A — Accounting Policies) and b) $180,000 in other costs that were incurred in connection with closing the restaurants.

During the 12 week period ended March 6, 2012, an impairment charge of $422,000 was recorded to lower the fair values of one of the six Golden Corrals (a sales contract was accepted for $94,000 less than original estimated fair value) that were closed in August 2011 and two former Big Boy restaurants ($328,000 based on management’s estimates - due to continued soft market conditions - which approximated broker quotes obtained) that have been held for sale for several years. These fair value determinations are considered level three under the fair value hierarchy. No impairment losses were recognized during the 40 weeks ended March 8, 2011 nor during the 12 week period ended March 8, 2011.

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

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Property Held for Sale / Investments in Land

Surplus property that is no longer needed by the Company is classified as “Property held for sale” in the consolidated balance sheet. As of March 6, 2012, “Property held for sale” consisted of two former Big Boy restaurants, five former Golden Corral restaurants and seven other surplus pieces of land. All of the surplus property is stated at fair value expected to be received upon sale. The fair value of any property held for sale for which a viable sales contract is pending at the balance sheet date is reclassified to current assets. The fair value of seven additional tracts of land for which no specific plans have been made is classified as “Investments in land” in the consolidated balance sheet.

Fair values are generally determined by opinions of value provided by real estate brokers and/or management’s judgment, and are considered level three under the fair value hierarchy.

Goodwill and Other Intangible Assets, Including Licensing Agreements

As of March 6, 2012 and May 31, 2011, the carrying amount of Big Boy goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested for impairment on the first day of the fourth quarter of each fiscal year and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred.

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

An analysis of other intangible assets follows:

	March 6, 2012	May 31, 2011
	(in thousands)
Golden Corral initial franchise fees subject to amortization	$1,080	$1,280
Less accumulated amortization	(677)	(750)

Carrying amount of Golden Corral initial franchise fees subject to amortization	403	530
Current portion of Golden Corral initial franchise fees subject to amortization	(72)	(85)

Golden Corral — total intangible fees	331	445
Other intangible assets subject to amortization — net	15	17
Other intangible assets not yet subject to amortization	34	34

Total other intangible assets	$380	$496

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Amortization of Golden Corral initial franchise fees was $58,000 and $66,000 respectively, in the 40 week periods ended March 6, 2012 and March 8, 2011, and was $16,000 and $20,000 respectively, in the 12 week periods ended March 6, 2012 and March 8, 2011. The fees for the remaining operations will continue to amortize as scheduled below:

Annual period ending:	(in thousands)
March 6, 2013	$72
March 6, 2014	72
March 6, 2015	66
March 6, 2016	59
March 6, 2017	47
Subsequent to 2017	87

$403

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

Revenue from the sale of gift cards is deferred for recognition until the gift card is redeemed by the cardholder, or when the probability becomes remote that the cardholder will demand full performance from the Company and there is no legal obligation to remit the value of the unredeemed gift card under applicable state escheatment statutes.

New Store Opening Costs

New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs (all for Big Boy) are charged as incurred to “Other operating costs” in the consolidated statement of earnings:

40 weeks ended		12 weeks ended
March 6, 2012	March 8, 2011	March 6, 2012	March 8, 2011
	(in thousands)
$398	$982	$—	$66

$398	$982	$—	$66

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Benefit Plans

The Company sponsors two qualified defined benefit pension plans: the Pension Plan for Operating Unit Hourly Employees (the Hourly Pension Plan) and the Pension Plan for Managers, Office and Commissary Employees (the Salaried Pension Plan). (See Note E — Pension Plans.) Both plans are in compliance with the Pension Protection Act of 2006 (PPA), the Heroes Earnings Assistance and Relief Tax Act of 2008 (HEART Act), the technical corrections promulgated by the Worker, Retiree, and Employer Recovery Act of 2008 (WRERA) and guidance on the HEART Act provided by the Internal Revenue Service. A merger of the two plans is expected to be completed by May 31, 2012. The merger will not affect plan benefits; however, lower administrative costs are anticipated.

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

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE A — ACCOUNTING POLICIES (CONTINUED)

The mutual funds and the corresponding liability to FESP participants were decreased $54,000 (due to market losses) during the 40 week period ended March 6, 2012, and were increased $446,000 (due to market gains) during the 40 week period ended March 8, 2011. During the 12 weeks ended March 6, 2012, the mutual funds and corresponding liability were increased $231,000 (due to market gains) and were increased $114,000 (due to market gains) during the 12 week period ended March 8, 2011. These changes were effected through offsetting investment income or loss and charges (market gains) or credits (market losses) to deferred compensation expense within administrative and advertising expense in the consolidated statement of earnings.

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

40 weeks ended		12 weeks ended
March 6, 2012	March 8, 2011	March 6, 2012	March 8, 2011
	(in thousands)
$(224)	$(162)	$(191)	$25

Income Taxes

Income taxes are provided on all items included in the consolidated statement of earnings regardless of when such items are reported for tax purposes, which gives rise to deferred income tax assets and liabilities. The provision for income taxes in all periods presented has been computed based on management’s estimate of the effective tax rate for the entire year.

The effective tax rate was estimated at 12 percent at the end of the 40 week period that ended March 6, 2012, down from 16 percent estimated at the end of the 28 weeks ended December 13, 2011. The change resulted in an effective tax rate of 11.2 percent for the 12 weeks ended March 6, 2012. The lower effective rates continue to be driven by lower projected pretax earnings for fiscal year 2012, reflecting the $4,094,000 impairment charge relating to the six Golden Corrals ($4,000,000 recorded in the 12 weeks ended September 20, 2011 and $94,000 in the 12 weeks ended March 6, 2012), which had minimal impact on the general business tax credits expected for the full year.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE A — ACCOUNTING POLICIES (CONTINUED)

In last year’s results, the effective tax rate was estimated at 29 percent at the end of the 40 weeks March 8, 2011 and for the 12 weeks ended March 8, 2011.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE B — LONG-TERM DEBT

	March 6, 2012		May 31, 2011
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Loan —
Construction Phase	$—	$—	$220	$2,780
Term Loans	6,120	16,136	6,428	17,415

Revolving Loan	—	—	—	—

Stock Repurchase Loan —
Draw Phase	—	—	104	896
Term Loans	131	784	—	—

2009 Term Loan	1,029	707	1,002	1,481

	$7,280	$17,627	$7,754	$22,572

The portion payable after one year matures as follows:

	March 6, 2012	May 31, 2011
	(in thousands)
Annual period ending in 2013	$—	$6,848
2014	5,542	5,118
2015	4,274	3,943
2016	3,395	3,031
2017	2,167	1,984
2018	1,738	1,421
Subsequent to 2018	511	227

	$17,627	$22,572

The Company has four unsecured loans in place, all with the same lending institution. A single Amended and Restated Loan Agreement (2010 Loan Agreement), under which the Company may not assume or permit to exist any other indebtedness, governs the four loans. The 2010 Loan Agreement amended and restated two prior loan agreements that consisted of a construction draw facility (Construction Loan) and a revolving credit agreement (Revolving Loan), and added a Stock Repurchase Loan. Borrowing under these three credit lines is permitted through April 15, 2012. The 2009 Term Loan, previously governed by the revolving credit agreement, is also governed under the 2010 Loan Agreement. The renegotiation of 2010 Loan Agreement is anticipated to expand present borrowing capacity when it is completed in April 2012, providing uninterrupted access to credit facilities for construction and working capital.

Construction Loan

The Construction Loan is an unsecured draw credit line intended to finance construction and opening and/or the refurbishing of restaurant operations. The 2010 Loan Agreement made $15,000,000 available to be borrowed for its intended purpose when it went into effect in October 2010. As of March 6, 2012, the amount available to be borrowed had been reduced to $8,500,000, which is net of the sum of $6,500,000 borrowed since the inception of the 2010 Loan Agreement, including $2,000,000 borrowed since the beginning of fiscal year 2012.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

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

As of March 6, 2012, the aggregate outstanding balance under the Construction Loan was $22,256,000, which consisted entirely of Term Loans; no balance was in the Construction Phase awaiting conversion. Since the inception of the Construction Loan (including prior agreements), 22 of the Term Loans ($52,500,000 out of $97,000,000 in original notes) had been retired as of March 6, 2012, together with $1,000,000 that was retired without penalty in December 2011 (the end of its specific rate period) directly from the Construction Phase. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 4.92 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $642,000, expiring in various periods ranging from September 2012 through February 2019.

Revolving Loan

The Revolving Loan provides an unsecured credit line that allows for borrowing of up to $5,000,000 to fund temporary working capital needs. Amounts repaid may be re-borrowed so long as the amount outstanding does not exceed $5,000,000 at any time. The Revolving Loan, none of which was outstanding as of March 6, 2012, is subject to a 30 consecutive day out-of-debt period each fiscal year. Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is also subject to a 0.25 percent unused commitment fee.

Stock Repurchase Loan

The Stock Repurchase Loan is an unsecured draw credit line intended to finance repurchases of the Company’s common stock, under which up to $10,000,000 may be borrowed. As of March 6, 2012, $9,000,000 remained available to be borrowed. Amounts drawn are on an interest-only basis for six months (Draw Phase). Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Prepayment of principal without penalty is permitted at the end of any rate period during the Draw Phase. The balance outstanding must be converted semi-annually to a Term Loan amortized over seven years. The Stock Repurchase Loan is not subject to an unused commitment fee.

Borrowing capacity under the Stock Repurchase Loan will expire April 15, 2012. It is not expected to be included under the renewal of the 2010 Loan Agreement that is currently being renegotiated.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE B — LONG-TERM DEBT (CONTINUED)

The balance of the $1,000,000 that was converted into a Term Loan in July 2011 had been reduced to $915,000 as of March 6, 2012. The loan requires 84 equal installments of $13,000 including principal and interest at a fixed 3.56 percent interest rate, which matures in July 2018.

2009 Term Loan

The unsecured 2009 Term Loan originated in September 2009 when $4,000,000 was borrowed to fund the acquisition of five Big Boy restaurants from the landlord of the facilities. The 2009 Term Loan, the outstanding balance of which was $1,735,000 as of March 6, 2012, requires 48 monthly installments of $89,000 including principal and interest at a fixed 3.47 percent interest rate. The final payment of the loan is due October 21, 2013.

Loan Covenants

The 2010 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of March 6, 2012. The 2010 Loan Agreement does not require compensating balances.

Fair Values

The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at March 6, 2012 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
Term Loans under the Construction Loan	$22,256,000	$23,115,000

NOTE C — LEASED PROPERTY

Although the Company’s policy is to own the property on which it operates restaurants, the Company occupies certain of its restaurants pursuant to lease agreements. As of March 6, 2012, 22 restaurants were in operation on non-owned premises, 21 of which were classified as operating leases. Seven of the operating leases are for Golden Corral operations. Big Boy restaurants are operated under the terms of 14 operating leases and one capital lease.

Since the beginning of fiscal year 2012, one new Big Boy restaurant was opened on non-owned premises pursuant to the terms of an operating lease and one big Boy restaurant was permanently closed due to the expiration of its operating lease. Another operating lease will expire in May 2012, with the underlying Big Boy restaurant expected to be vacated. Most of the remaining operating leases are for 15 or 20 years and contain multiple five year renewal options.

Office space is occupied under an operating lease that expires during fiscal year 2013, with renewal options available through fiscal year 2023. A purchase option is available in 2023 to acquire the office property in fee simple estate.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE C — LEASED PROPERTY (CONTINUED)

Rent expense under operating leases:

	40 weeks ended		12 weeks ended
	Mar. 6, 2012	Mar. 8, 2011	Mar 6, 2012	Mar. 8, 2011
	(in thousands)
Minimum rentals	$1,400	$1,308	$418	$392
Contingent payments	—	—	—	—

	$1,400	$1,308	$418	$392

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

	Asset balances at
	Mar. 6, 2012	May 31, 2011
	(in thousands)
Restaurant property (land)	$825	$825
Delivery and other equipment	1,730	1,730
Less accumulated amortization	(864)	(662)

	$1,691	$1,893

Future minimum lease payments under capitalized leases and operating leases are summarized below:

	Capitalized	Operating
Period ending March 6,	leases	leases
	(in thousands)
2013	$284	$1,628
2014	245	1,601
2015	245	1,547
2016	245	1,414
2017	245	1,450
2018 to 2033	1,238	13,689

Total	2,502	$21,329

Amount representing interest	(755)

Present value of obligations	1,747

Portion due within one-year	(186)

Long-term obligations	$1,561

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

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

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE D — CAPITAL STOCK (CONTINUED)

Stock Options Awarded under the 2003 Incentive Plan

As of March 6, 2012, options to purchase 333,250 shares had been cumulatively granted under the Plan. No stock options were awarded during the 40 week period ended March 6, 2012. Of the 333,250 shares cumulatively granted, 26,000 belong to the President and Chief Executive Officer (CEO). The outstanding options belonging to the CEO that were granted before October 2009 (20,000) vested six months from the date of the grant. Options granted to the CEO pursuant to the terms of his employment contract (3,000 respectively in October 2009 and October 2010) vested one year from the date of the grant. Outstanding options granted to executive officers and other key employees vest in three equal annual installments. Outstanding options granted to non-employee members of the Board of Directors vested one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.

There were 245,003 options outstanding as of March 6, 2012.

Unrestricted Stock Awarded under the 2003 Incentive Plan

On June 15, 2011, the Committee granted an unrestricted stock award to the CEO. Pursuant to the award, 17,364 shares of the Company’s common stock were re-issued to the CEO from the Company’s treasury. The total value of the award amounted to $371,000, for which the Company recorded a pretax charge against administrative and advertising expense in the consolidated statement of earnings during the 16 week period ended September 20, 2011 (first quarter fiscal year 2012). In connection with the award, the CEO surrendered 7,998 shares back to the Company’s treasury to cover the withholding tax obligation on the compensation. Also on June 15, 2011, an option to purchase 40,000 shares of the Company’s common stock that belonged to the CEO was terminated. The option was originally granted to the CEO on July 11, 2001 at a strike price of $13.70 per share (see 1993 Stock Option Plan described elsewhere in Note D – Capital Stock).

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE D — CAPITAL STOCK (CONTINUED)

Shares Available for Awards under the 2003 Incentive Plan

The table below reconciles shares available for awards under the 2003 Incentive Plan as of March 6, 2012:

Original authorization	800,000
Stock options cumulatively granted	(333,250)
Options cumulatively forfeited (re-available)	69,669

536,419
Unrestricted stock awarded	(17,364)
Restricted stock cumulatively awarded	(35,817)
Restricted stock (cumulatively forfeited (re-available)	438

Available for awards	483,676

No other awards — stock appreciation rights or performance awards — had been granted under the 2003 Incentive Plan as of March 6, 2012.

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

Options to purchase 556,228 shares were cumulatively granted under the Amended and Restated 1993 Stock Option Plan before granting authority expired on October 4, 2008. As of March 6, 2012, 157,335 shares granted remained outstanding, including 110,000 that belong to the CEO. An outstanding option for 40,000 shares that was granted to the CEO in 2001 was terminated on June 15, 2011 (see Unrestricted Stock Awarded under the 2003 Incentive Plan described elsewhere in Note D – Capital Stock).

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

Outstanding and Exercisable Options

The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of March 6, 2012:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	461,840	$23.01
Granted	—	$—
Exercised	(6,166)	$17.97
Forfeited or expired	(53,336)	$16.23

Outstanding at end of quarter	402,338	$23.98	4.07	years	$519

Exercisable at end of quarter	368,838	$24.08	3.72	years	$470

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE D — CAPITAL STOCK (CONTINUED)

The intrinsic value of stock options exercised during the 40 weeks ended March 6, 2012 and March 8, 2011 was $18,000 and $612,000, respectively. Options exercised during the 40 weeks ended March 8, 2011 included 61,478 by the CEO, the intrinsic value of which amounted to $595,000. Options exercised during the 12 week periods ended March 6, 2012 and March 8, 2011 were $2,000 and zero respectively.

Stock options outstanding and exercisable as of March 6, 2012 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$13.43 to $18.00	2,000	$16.39	0.50 years
$18.01 to $24.20	201,918	$20.60	3.48 years
$24.21 to $31.40	198,420	$27.50	4.70 years

$13.43 to $31.40	402,338	$23.98	4.07 years

Exercisable:
$13.43 to $18.00	2,000	$16.39	0.50 years
$18.01 to $24.20	180,918	$20.61	2.92 years
$24.21 to $31.40	185,920	$27.54	4.53 years

$13.43 to $31.40	368,838	$24.08	3.72 years

Restricted Stock Awards

The changes in restricted stock issued under the 2003 Stock Option and Incentive Plan are shown below as of March 6, 2012:

	No. of shares	Weighted average price per share
Non-vested at beginning of year	12,036	$19.94
Awarded	23,781	$19.78
Vested	(12,724)	$20.00
Forfeited	(438)	$21.05

Non-vested at end of quarter	22,655	$19.71

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE D — CAPITAL STOCK (CONTINUED)

Frisch’s Executive Savings Plan

Common shares totaling 58,492 (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in Note A – Accounting Policies) when it was established in 1993. As of March 6, 2012, 38,767 shares remained in the FESP reserve, including 12,990 shares allocated but not issued to participants.

There are no other outstanding options, warrants or rights.

Treasury Stock

As of March 6, 2012, the Company’s treasury held 2,648,899 shares of the Company’s common stock. Most of the shares were acquired through a modified “Dutch Auction” self-tender offer in 1997, and in a series of intermittent repurchase programs that began in 1998.

The repurchase program that was authorized by the Board of Directors in January 2010 expired on January 6, 2012. The authorization had allowed the Company to repurchase up to 500,000 shares of its common stock in the open market or through block trades. During the two year life of the program, the Company acquired 289,528 shares at a cost of $6,107,000, which includes 19,596 shares acquired at a cost of $417,000 during the 40 weeks ended March 6, 2012; no repurchases were made after September 2011.

Separate from the repurchase program, the Company’s treasury acquired 10,701 shares of its common stock during the 40 weeks ended March 6, 2012 at a cost of $223,000 to cover the withholding tax obligations in connection with restricted and unrestricted stock awards. Most of these shares were acquired in June 2011 when 7,998 shares valued at $171,000 were surrendered by the CEO (see Unrestricted Stock Award under the 2003 Incentive Plan described elsewhere in Note D – Capital Stock).

Earnings Per Share

Basic earnings per share is based on the weighted average number of outstanding common shares during the period presented. Diluted earnings per share includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
40 weeks ended:	Weighted average shares outstanding	EPS		Weighted average shares outstanding	EPS
March 6, 2012	4,932,817	$0.67	8,683	4,941,500	$0.67
March 8, 2011	5,065,863	$1.40	38,281	5,104,144	$1.39

Stock options to purchase 246,000 shares during the 40 weeks ended March 6, 2012 and 254,000 shares during the 40 weeks ended March 8, 2011 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

	Basic earnings per share		Stock equivalents	Diluted earnings per share
	Weighted average			Weighted average
12 weeks ended:	shares outstanding	EPS		shares outstanding	EPS
March 6, 2012	4,936,699	$0.57	11,476	4,948,175	$0.57
March 8, 2011	5,025,074	$0.37	31,378	5,056,452	$0.37

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE D — CAPITAL STOCK (CONTINUED)

Stock options to purchase 246,000 shares during the 12 weeks ended March 6, 2012 and 254,000 shares during the 12 weeks ended March 8, 2011 were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Share-Based Payment (Compensation Cost)

The fair value of stock options granted and restricted stock issued is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. The fair value of unrestricted stock issued to the CEO in June 2011 (see Unrestricted Stock Awarded under the 2003 Incentive Plan described elsewhere in Note D — Capital Stock) was recognized entirely during the 16 week period ended September 20, 2011 (first quarter fiscal year 2012). Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the consolidated statement of earnings.

	40 weeks ended		12 weeks ended
	Mar. 6, 2012	Mar. 8, 2011	Mar. 6, 2012	Mar. 8, 2011
		(in thousands)
Stock options granted	$120	$214	$30	$60
Restricted stock issued	327	92	103	55
Unrestricted stock issued	371	—	—	—

Share-based compensation cost, pretax	818	306	133	115
Tax benefit	(278)	(104)	(45)	(39)

Share-based compensation cost, net of tax	$540	$202	$88	$76

Effect on basic earnings per share	$.11	$.04	$.02	$.02

Effect on diluted earnings per share	$.11	$.04	$.02	$.02

As of March 6, 2012, there was $91,000 of total unrecognized pretax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.7 years. Unrecognized pretax compensation cost related to restricted stock amounted to $228,000 as of March 6, 2012, which is expected to be recognized over a weighted average period of 0.51 years.

No stock options were awarded during the 40 week period ended March 6, 2012. The fair value of each stock option award that was granted in the previous year (the 40 weeks ended March 8, 2011) was estimated on the date of the grant using the modified Black-Scholes option pricing model, developed using the assumptions shown in the following table. No options were granted during the 12 weeks ended March 8, 2011.

40 weeks Mar. 8, 2011
Options granted	43,000

Weighted average fair value of options	$5.40

Dividend yield	2.5% - 3.0%
Expected volatility	30% - 32%
Risk free interest rate	1.8% - 2.7%
Expected lives	6 years

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE D — CAPITAL STOCK (CONTINUED)

Dividend yield was based on the Company’s current dividend yield, which is considered the best estimate of projected dividend yields within the contractual life of the options. Expected volatility was based on the historical volatility of the Company’s stock using the month end closing price of the previous six years. Risk free interest rate represented the U. S. Treasury yield curve in effect at the time of grant for periods within the expected life of the option. Expected life represents the period of time the options are expected to be outstanding based on historical exercise patterns.

Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in Note D – Capital Stock). Compensation costs related to the Employee Stock Purchase Plan, determined at the end of each semi-annual offering period – October 31 and April 30, amounted to $24,000 and $23,000 respectively, during the 40 weeks ended March 6, 2012 and March 8, 2011.

NOTE E — PENSION PLANS

As discussed more fully under Benefit Plans in Note A – Accounting Policies, the Company sponsors two qualified defined benefit pension plans (DB Plans) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for all three retirement plans is shown in the table that follows:

	40 weeks ended		12 weeks ended
Net periodic pension cost components	Mar. 6, 2012	Mar. 8 2011	Mar. 6, 2012	Mar. 8, 2011
	(in thousands)
Service cost	$1,478	$1,482	$444	$445
Interest cost	1,441	1,455	432	436
Expected return on plan assets	(1,589)	(1,300)	(477)	(390)
Amortization of prior service cost	1	6	—	2
Recognized net actuarial loss	673	684	202	205
Settlement loss	115	239	35	72

Net periodic pension cost	$2,119	$2,566	$636	$770

Weighted average discount rate	5.25%	5.50%	5.25%	5.50%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	7.50%

Net periodic pension cost for fiscal year 2012 is currently expected in the range of $2,700,000 to $2,800,000. This includes a benefit in excess of $550,000 from the effect of certain changes in assumptions relating to retirement, termination and marriage, offset by approximately $125,000 due to a reduction of 25 basis points in the discount rate. Net periodic pension cost for fiscal year 2011 was $3,025,000.

DB Plan funding for the plan year ending May 31, 2012 is currently anticipated at a level of $2,100,000 (well above minimum required contributions), of which $1,250,000 had been contributed as of March 6, 2012. Although the funding requirements allow the Company to make quarterly contributions through February 2013, the Company expects to contribute the remaining planned contributions of $850,000 before the fiscal year ends on May 29, 2012. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon retirement of the participants.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE E — PENSION PLANS (CONTINUED)

Future funding of the DB Plans largely depends upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Although the market for equity securities made significant rebounds in fiscal years 2011 and 2010, which have continued into fiscal year 2012, the market declines experienced in fiscal year 2009 continue to adversely affect funding, and will likely require the continued recognition of significantly higher net periodic pension costs than had been incurred prior to the market declines in fiscal year 2009.

The “Underfunded pension obligation” included in “Long-Term Obligations” in the consolidated balance sheet represents projected benefit obligations in excess of the fair value of plan assets. The change in underfunded status is re-measured at the end of each fiscal year, effected through an increase or decrease in “Accumulated other comprehensive loss” in the equity section of the consolidated balance sheet. The projected benefit obligation, which includes a projection of future salary increases, was measured at May 31, 2011 using a weighted average discount rate of 5.25 percent, a reduction of 25 basis points from the previous year. The projected benefit obligation increases approximately $975,000 for each decrease of 25 basis points in the discount rate.

Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (NDCBP) (see Benefit Plans in Note A — Accounting Policies) was $543,000 and $390,000 respectively, during the 40 weeks ended March 6, 2012 and March 8, 2011, and was $267,000 and $115,000 respectively, for the 12 weeks ended March 6, 2012 and March 8, 2011. Total NDCBP expense for fiscal year 2012 is currently expected to be in the range of $640,000 to $650,000. This consists of amounts contributed or expected to be contributed into HCE’s individual trust accounts, and accruals for additional required contributions that are due when the present value of lost benefits under the DB plans and the SERP exceeds the value of the assets in the HCE’s trust accounts when a participating HCE retires or is otherwise separated from service with the Company. NDCBP expense for fiscal year 2011 was $477,000.

In addition, the President and Chief Executive Officer (CEO) has an employment agreement that calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the NDCBP when certain levels of annual pretax earnings are achieved.

The Company also sponsors two 401(k) defined contribution plans, and a non-qualified Executive Savings Plan (FESP) is in place for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in Note A — Accounting Policies). In the 40 week periods ended March 6, 2012 and March 8, 2011, matching contributions to the 401(k) plans amounted to $221,000 and $181,000 respectively, and were $69,000 and $58,000 respectively, during the 12 week periods ended March 6, 2012 and March 8, 2011. Matching contributions to FESP were $26,000 and $22,000 respectively, during the 40 weeks ended March 6, 2012 and March 8, 2011, and were $7,000 and $6,000 respectively, during the 12 week periods ended March 6, 2012 and March 8, 2011.

The Company does not sponsor post retirement health care plans.

NOTE F — COMPREHENSIVE INCOME

	40 weeks ended		12 weeks ended
	Mar. 6, 2012	Mar. 8, 2011	Mar. 6, 2012	Mar. 8, 2011
	(in thousands)
Net earnings	$3,326	$7,081	$2,813	$1,855
Amortization of amounts included in net periodic pension cost	789	928	237	278
Tax effect	(268)	(316)	(81)	(95)

Comprehensive income	$3,847	$7,693	$2,969	$2,038

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE G — SEGMENT INFORMATION

The Company has two reportable segments within the restaurant industry: Big Boy restaurants and Golden Corral restaurants. Financial information by operating segment is as follows:

	40 weeks ended		12 weeks ended
	Mar. 6, 2012	Mar. 8, 2011	Mar. 6, 2012	Mar. 8, 2011
		(in thousands)
Sales
Big Boy	$157,583	$153,882	$46,284	45,148
Golden Corral	73,293	77,186	22,122	22,342

	$230,876	$231,068	$68,406	$67,490

Earnings before income taxes
Big Boy	$13,902	$16,123	$4,281	$4,344
Impairment of long-lived assets	(328)	—	(328)	—
Opening expense	(398)	(982)	—	(66)

Total Big Boy	13,176	15,141	3,953	4,278

Golden Corral	2,284	1,838	1,285	411
Impairment of long-lived assets	(4,094)	—	(94)	—

Total Golden Corral	(1,810)	1,838	1,191	411

Total restaurant level profit	11,366	16,979	5,144	4,689

Administrative expense	(7,621)	(6,784)	(2,125)	(2,007)
Franchise fees and other revenue	994	1,005	300	309
Gain on sale of assets	178	—	178	—

Operating profit	4,917	11,200	3,497	2,991
Interest expense	(1,136)	(1,227)	(328)	(378)

Earnings before income taxes	$3,781	$9,973	$3,169	$2,613

Depreciation and amortization
Big Boy	$7,849	$7,561	$2,375	$2,348
Golden Corral	3,744	4,364	1,105	1,290

	$11,593	$11,925	$3,480	$3,638

Capital expenditures
Big Boy	$8,714	$13,100	$1,231	$2,446
Golden Corral	2,626	1,405	1,110	826

	$11,340	$14,505	$2,341	$3,272

	As of
	Mar. 6, 2012	May 31, 2011
Identifiable assets
Big Boy	$130,937	$125,784
Golden Corral	61,701	69,490

	$192,638	$195,274

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE H — COMMITMENTS AND CONTINGENCIES

Commitments

In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $14,611,000, $3,294,000, $205,000 and $52,000 respectively, for the periods ending March 6, 2013, 2014, 2015 and 2016. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.

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

Outstanding letters of credit maintained by the Company totaled $100,000 as of March 6, 2012.

As of March 6, 2012, the Company operated 22 restaurants on non-owned properties. (See Note C — Leased Properties.) One of the leases provides for contingent rental payments based on a percentage of the leased restaurant’s sales in excess of a fixed amount.

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

These three restaurants are operated by the Company (not consolidated herein) and they pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $3,985,000 and $3,825,000 respectively, during the 40 weeks ended March 6, 2012 and March 8, 2011, and was $1,178,000 and $1,114,000 respectively, during the 12 weeks ended March 6, 2012 and March 8, 2011. Amounts due are generally settled within 28 days of billing. As of March 6, 2012, these three restaurants had overpaid the Company $35,000. The amount owed to the Company was $57,000 as of May 31, 2011.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2012, Ended March 6, 2012

NOTE I – RELATED PARTY TRANSACTIONS (CONTINUED)

All related party transactions described above were effected on substantially similar terms as transactions with persons or entities having no relationship with the Company.

The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next 10 years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company until her death in September 2009, commenced in March 2005. On March 1, 2012, the monthly payment was increased to $19,436 from $19,149 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation to Mrs. Maier’s Estate (Craig F. Maier, Executor), approximating $432,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $212,000 is included in current liabilities in the consolidated balance sheet.

NOTE J – SUBSEQUENT EVENTS

On March 12, 2012, the Company announced that it had entered into an agreement with NRD Holdings. LLC to sell substantially all of the Company’s Golden Corral operations and real estate consisting of restaurants in Ohio, Indiana, Kentucky, West Virginia and Pennsylvania. On March 22, 2012, the Company announced that Golden Corral Franchising Systems, Inc. (the franchisor) had exercised its right of first refusal, supplanting NRD Holdings, LLC as the buyer of the Company’s Golden Corral operations and real estate. Terms of the transaction with Golden Corral Franchising Systems, Inc. will be upon the same terms and conditions of the previous contract with NRD Holdings, LLC. The transaction is expected to close before the end of the Company’s fiscal year 2012, at which time the terms of the transaction will be disclosed.

On March 15, 2012, the Company paid $1,681,000 to retire one of its outstanding term loans (see “Construction Loan” under Note B – Long-Term Debt) that has been in place with its lender. The early retirement of the loan required no prepayment penalty.

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

CORPORATE OVERVIEW

The operations of Frisch’s Restaurants, Inc. and Subsidiaries (Company) consist of two reportable segments within the restaurant industry: full service family-style “Big Boy” restaurants and grill buffet style “Golden Corral” restaurants. As of March 6, 2012, 95 Big Boy restaurants and 29 Golden Corral restaurants were owned and operated by the Company. All restaurant operations are primarily located in various regions of Ohio, Kentucky and Indiana. In addition, Golden Corral restaurants are operated in smaller regions of Pennsylvania and West Virginia.

In October 2011, the Company announced that it had engaged an investment banking firm specializing in the restaurant industry to assist the Company in its evaluation of strategic alternatives relating to its Golden Corral business segment. The purpose of the engagement has been to optimize the value of the Company’s investments in its Golden Corral restaurants. On March 12, 2012, the Company announced that it had entered into an agreement to sell substantially all of its Golden Corral restaurant operations, including real estate. On March 22, 2012, the franchisor (Golden Corral Franchising Systems, Inc.) exercised its right of first refusal to become the new buyer. Terms of the deal will be disclosed upon close of the transaction, which is expected to occur before the end of Fiscal 2012 (defined below).

Six underperforming Golden Corral restaurants were permanently closed on August 23, 2011 (during the 16 week first quarter of fiscal 2012, which ended September 20, 2011), at which time a non-cash pretax asset impairment charge (with related closing costs) of $4,000,000 was recorded. The impairment charge lowered the carrying values of the six properties (owned in fee simple estate) to their fair values, which in the aggregate amounted to approximately $6,909,000. One of the six former Golden Corrals was sold during the Third Quarter of Fiscal 2012 (defined below). The sale proceeds approximated its fair value. Two other former Golden Corrals are currently under contract, one of which required a $94,000 reduction in its fair value, which was recognized as an impairment charge during the Third Quarter of Fiscal 2012.

The Company’s Third Quarter of Fiscal 2012 consists of the 12 weeks ended March 6, 2012, and compares with the 12 weeks ended March 8, 2011, which constituted the Third Quarter of Fiscal 2011. The First Three Quarters of Fiscal 2012 consists of the 40 weeks ended March 6, 2012, and compares with the 40 weeks ended March 8, 2011, which constituted the First Three Quarters of Fiscal 2011. The 12 week third quarter is usually a disproportionately smaller share of annual revenue and earnings because it spans most of the winter season from mid December through early March. References to Fiscal 2012 refer to the 52 week year that will end on May 29, 2012. References to Fiscal 2011 refer to the 52 week year that ended May 31, 2011.

Net earnings for the Third Quarter of Fiscal 2012 were $2,813,000, or diluted net earnings per share (EPS) of $0.57, which compares with $1,855,000, or diluted EPS of $0.37 in the Third Quarter of Fiscal 2011. The estimated annual effective tax rate was 11.2 percent in the Third Quarter of Fiscal 2012 and was 29 percent in the Third Quarter of Fiscal 2011. The EPS calculations used the following diluted weighted average shares outstanding: 4,948,175 in the Third Quarter of Fiscal 2012 and 5,056,452 in the Third Quarter of Fiscal 2011.

Factors having a notable effect on pretax earnings when comparing the Third Quarter of Fiscal 2012 ($3,169,000) with the Third Quarter of Fiscal 2011 ($2,613,000):

•

This year’s $422,000 charge to lower the fair values of one of the six closed Golden Corral restaurants ($94,000) and two former Big Boy restaurants ($328,000) that have been held for sale for several years

•	Consolidated restaurant sales increased $916,000

-	Total Big Boy sales increased $1,136,000 (2.5 percent), primarily the result of more restaurants in operation

-	Big Boy same store sales increased 1.7 percent

-	Golden Corral sales decreased $220,000 (1.0 percent), which includes the effect of lost sales from six closed restaurants ($2,660,000 during the Third Quarter of Fiscal 2011)

-	Golden Corral same store sales increased 12.4 percent

•	Big Boy gross profit increased $32,000, or 0.6 percent

As a percentage of sales:

-	Food and Paper Costs were 33.7 percent in the Third Quarter of Fiscal 2012, up from 33.1 percent in the Third Quarter of Fiscal 2011

-	Payroll and Related Costs were 35.7 percent in the Third Quarter of Fiscal 2012, down from 36.0 percent in the Third Quarter of Fiscal 2011

-

Other Operating Costs were 18.9 percent in the Third Quarter of Fiscal 2012, down from 19.1 percent in the Third Quarter of Fiscal 2011. Included in these percentages is the effect of new store opening costs - zero in Third Quarter of Fiscal 2012 versus $66,000 in the Third Quarter of Fiscal 2011

•	Golden Corral gross profit increased $861,000, or 87.2 percent

As a percentage of sales:

-	Food and Paper Costs were 38.4 percent in the Third Quarter of Fiscal 2012, down from 38.5 percent in the Third Quarter of Fiscal 2011

-	Payroll and Related costs were 28.2 percent in the Third Quarter of Fiscal 2012, down from 29.5 percent in the Third Quarter of Fiscal 2011

-	Other Operating Costs were 25.1 percent in the Third Quarter of Fiscal 2012, down from 27.5 percent in the Third Quarter of Fiscal 2011

Net earnings for the First Three Quarters of Fiscal 2012 were $3,327,000, or diluted EPS of $0.67, which compares with $7,081,000, or diluted EPS of $1.39 in the First Three Quarters of Fiscal 2011. The estimated annual effective tax rate was 12 percent in the First Three Quarters of Fiscal 2012 and was 29 percent in the First Three Quarters of Fiscal 2011. The EPS calculations used the following diluted weighted average shares outstanding: 4,941,500 in the First Three Quarters of Fiscal 2012 and 5,104,144 in the First Three Quarters of Fiscal 2011.

Factors having a notable effect on pretax earnings when comparing the First Three Quarters of Fiscal 2012 ($3,781,000) with the First Three Quarters of Fiscal 2011 ($9,973,000):

•	This year’s $4,094,000 charge (with related closing costs) for impairment of the six closed Golden Corral restaurants

•	This year’s $328,000 charge for the impairment of two former Big Boy restaurants that have been held for sale for several years

•	Consolidated restaurant sales decreased $192,000

-	Total Big Boy sales increased $3,701,000 (2.4 percent), primarily the result of more restaurants in operation

-	Big Boy same store sales increased 0.9 percent

-

Golden Corral sales decreased $3,893,000 (5.0 percent), which includes the effect of lost sales from six closed restaurants ($2,744,000 in the First Three Quarters of Fiscal 2012 and $9,171,000 in the First Three Quarters of Fiscal 2011)

-	Golden Corral same store sales increased 3.7 percent

•	Big Boy gross profit decreased $1,551,000, or 8.2 percent

As a percentage of sales:

-	Food and Paper Costs were 33.8 percent in the First Three Quarters of Fiscal 2012, up from 32.6 percent in the First Three Quarters of Fiscal 2011

-	Payroll and Related Costs were 35.4 percent in the First Three Quarters of Fiscal 2012, down from 35.6 percent in the First Three Quarters of Fiscal 2011

-

Other Operating Costs were 19.9 percent in the First Three Quarters of Fiscal 2012, up from 19.6 percent in the First Three Quarters of Fiscal 2011. These percentages include the effect of new store opening costs - $398,000 in First Three Quarters of Fiscal 2012 versus $982,000 in the First Three Quarters of Fiscal 2011

•	Golden Corral gross profit increased $336,000, or 8.8 percent

As a percentage of sales:

-	Food and Paper Costs were 38.3 percent in the First Three Quarters of Fiscal 2012, up from 38.1 percent in the First Three Quarters of Fiscal 2011

-	Payroll and Related costs were 28.9 percent in the First Three Quarters of Fiscal 2012, down from 29.1 percent in the First Three Quarters of Fiscal 2011

-	Other Operating Costs were 27.1 percent in the First Three Quarters of Fiscal 2012, down from 27.8 percent in the First Three Quarters of Fiscal 2011

•

Administrative and advertising expense increased 6.5 percent, primarily due to stock based compensation costs, which included $371,000 for an unrestricted stock award to the Chief Executive Officer, and higher professional fees associated with the strategic assessment of Golden Corral operations.

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

	Third Quarter		First Three Quarters
	Mar. 6, 2012	Mar. 8, 2011	Mar. 6, 2012	Mar. 8, 2011
	(in thousands)
Big Boy restaurant sales	$43,714	$42,740	$149,322	$146,122
Wholesale sales to licensees	2,089	1,955	7,232	6,808
Other wholesale sales	481	453	1,029	952

Total Big Boy Sales	46,284	45,148	157,583	153,882
Golden Corral sales	22,122	22,342	73,293	77,186

Consolidated restaurant sales	$68,406	$67,490	$230,876	$231,068

The Company operated 95 Big Boy restaurants as of March 6, 2012. The count of 95 includes the following changes since the beginning of Fiscal 2011 (June 2010), when 91 Big Boy restaurants were in operation:

•	July 2010 — new restaurant opened in Louisville, Kentucky

•	August 2010 — new restaurant opened in Beavercreek, Ohio (Dayton market)

•	October 2010 — new restaurant opened in Elizabethtown, Kentucky (Louisville market)

•	December 2010 — new restaurant opened in Heath, Ohio (Columbus market)

•	July 2011 — new restaurant opened near Cincinnati, Ohio

•	October 2011 — new restaurant opened in Highland Heights, Kentucky (Cincinnati market)

•	October 2011 — older restaurant closed in Ft. Thomas, Kentucky (Cincinnati market)

•	December 2011 — older restaurant closed in Columbus, Ohio

Two new Big Boy restaurants are expected to be added in calendar year 2012, with openings currently scheduled in August 2012 (Cincinnati market) and October (Lexington market). An older Big Boy restaurant (Cincinnati market) that currently operates at a leased location will likely be closed and vacated when its lease expires in May 2012.

Big Boy sales shown in the above table include a same store sales increase of 1.7 percent in the Third Quarter of Fiscal 2012 (on a customer count decrease of 0.8 percent) and a 0.9 percent increase for the First Three Quarters of Fiscal 2012 (on a 1.8 percent decrease in customer counts). The Big Boy same store sales comparisons include four menu price increases, implemented respectively in September 2010 (1.0 percent), March 2011 (1.0 percent), September 2011 (1.5 percent) and February 2012 (1.2 percent).

A plan is currently under development to expand significantly the Company’s grocery line business by adding “Frisch’s” brand of salad dressings in grocery stores in 2012, joining “Frisch’s” brand tartar sauce, which has been a long-standing staple on grocery store shelves in Ohio, Kentucky and Indiana for many years. The deletion of the reference to “Big Boy” will allow the “Frisch’s” brand to enter previously restricted markets.

The Company operated 29 Golden Corral restaurants as of March 6, 2012 (see pending sale information in the Corporate Overview section of this MD&A). The count of 29 includes the following changes since the beginning of Fiscal 2011 (June 2010), when 35 Golden Corral restaurants were in operation:

•	August 2011 — closed four restaurants in or near Cincinnati, Ohio

•	August 2011 — closed restaurant in Medina, Ohio (Cleveland market)

•	August 2011 — closed restaurant in West Akron, Ohio (Cleveland market)

Golden Corral sales shown in the above table include a same store sales increase of 12.4 percent in the Third Quarter of Fiscal 2012 (on a customer count increase of 9.7 percent) and a 3.7 percent increase in the First Three Quarters of Fiscal 2012 (on a 0.2 decrease in customer counts). The Golden Corral same store sales comparisons include six menu price increases implemented respectively in September 2010 (1.3 percent), February 2011 (0.9 percent), March 2011 (1.0 percent), June 2011 (0.9 percent), January 2012 (0.5 percent) and February 2012 (1.3 percent). A number of factors supported the 12.4 percent sales increase in the Third Quarter of Fiscal 2012: the highly effective “Two for $20” marketing campaign, the introduction into all restaurants of new products such as the “Chocolate Wonderfall” and cotton candy, mild winter weather and the continued effect of customers migrating from the six closed restaurants to nearby locations (same stores).

Proposed regulations of the menu labeling provisions of the federal Patient Protection and Affordable Care Act (enacted March 2010) were issued by the U.S. Food and Drug Administration in April 2011. Final regulations that had been expected by the end of calendar year 2011 have been postponed to an unspecified date in 2012. It is expected that implementation will be required no earlier than six months and no later than 12 months following release of the final regulations.

The Payment Card Industry Security Standards Council has a data security standard with which all organizations that process card payments must comply. The standard is intended to prevent credit card fraud by focusing on the internal controls of processing and storage of such data. An independent audit must certify the Company’s compliance with Payment Card Industry Security standards each year. The Company received its first annual Attestation of Compliance in June 2011. Management expects to encounter no significant difficulties in being re-certified in 2012. A finding of non-compliance could restrict the Company’s authorization to accept credit cards as a form of payment.

Gross Profit

Gross profit for the Big Boy segment includes wholesale sales and cost of wholesale sales. Gross profit differs from restaurant level profit discussed in Note G (Segment Information) to the consolidated financial statements because advertising expense and impairment of asset losses are charged against restaurant level profit. Gross profit for both operating segments is shown below:

	Third Quarter		First Three Quarters
	Mar. 6, 2012	Mar. 8, 2011	Mar. 6, 2012	Mar. 8, 2011
		(in thousands)
Big Boy gross profit	$5,410	$5,378	$17,310	$18,861
Golden Corral gross profit	1,848	987	4,158	3,822

Total gross profit	$7,258	$6,365	$21,468	$22,683

The operating percentages shown in the following table are percentages of total sales, including Big Boy wholesale sales. The table supplements the discussion that follows which addresses cost of sales for both the Big Boy and Golden Corral reporting segments, including food cost, payroll and other operating costs.

	Third Quarter						First Three Quarters
	12 weeks 3/6/12			12 weeks 3/8/11			40 weeks 3/6/12			40 weeks 3/8/11
	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC	Total	Big Boy	GC
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Food and Paper	35.2	33.7	38.4	34.9	33.1	38.5	35.2	33.8	38.3	34.5	32.6	38.1

Payroll and Related	33.3	35.7	28.2	33.8	36.0	29.5	33.3	35.4	28.9	33.4	35.6	29.1

Other Operating Costs (including opening costs)	20.9	18.9	25.1	21.9	19.1	27.5	22.2	19.9	27.1	22.3	19.6	27.8

Gross Profit	10.6	11.7	8.3	9.4	11.8	4.5	9.3	10.9	5.7	9.8	12.2	5.0

The cost of food continued its sharp rise throughout the First Three Quarters of Fiscal 2012. Higher prices were paid for most commodities, especially beef and pork. The price of hamburger continues at record highs, driven by a) the high cost of corn, which is the primary feed ingredient for cattle, as well as hogs and poultry, and b) record low beef supplies and strong demand for exports. Costs for beef are expected continue rising well into the 2012 calendar year.

Although the Company does not use financial instruments as a hedge against changes in commodity prices, purchase contracts for some commodities may contain provisions that limit the price the Company will pay. In addition, the effect of commodity price increases in actively managed with changes to the Big Boy menu mix and effective selection and rotation of items served on the Golden Corral buffet, together with periodic increase in menu prices. However, rapid escalations in the cost of food can be problematic to effective menu management, as evidenced by the sharply rising percentages in the above table despite higher prices being charged to customers.

Food and paper cost percentages for the Golden Corral segment are much higher than the Big boy segment because of the all-you-can-eat nature of the Golden Corral segment, and because steak is featured daily on the buffet line. Golden Corral food cost percentages did not rise as sharply as Big Boy as favorable long term pricing for steak had been locked-in through February 2012.

Food safety poses a major risk to the Company. Management rigorously emphasizes and enforces established food safety policies in all of the Company’s restaurants and in its commissary and food manufacturing plant. These policies are designed to work cooperatively with programs established by health agencies at all levels of governmental authority, including the federal Hazard Analysis of Critical Control Points (HACCP) program. In addition, the Company makes use of ServSafe Training, a nationally recognized program developed by the National Restaurant Association. The ServSafe program provides accurate, up-to-date science-based information to all levels of restaurant employees covering all aspects of food handling, from receiving and storing to preparing and serving. All restaurant managers are required to be certified in ServSafe Training and are required to be re-certified every five years.

The across the board decreases in payroll and related expenses (as a percentage of sales) shown in the above table were driven primarily by same store sales increases, as actual payroll costs did not rise as rapidly as sales increased, especially in the Golden Corral segment’s Third Quarter of Fiscal 2012. In addition, Golden Corral continues to receive the expected benefit from the closing of six underperforming restaurants in August 2011, as the system has now right-sized itself. Payroll and related costs for the Golden Corral segment are much lower than the Big Boy segment because fewer servers are needed to operate.

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

•

The Ohio minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was subsequently increased to $3.50 per hour on January 1, 2008, to $3.65 per hour on January 1, 2009 (there was no increase on January 1, 2010) and to $3.70 per hour on January 1, 2011. On January 1, 2012, the rate increased to $3.85 per hour, which represents an 81 percent increase over the five year period.

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

Although there is no seasonal fluctuation in employment levels, the number of hours worked by hourly paid employees has always been managed closely according to sales patterns in individual restaurants. However, the effects of paying the mandated higher hourly rates of pay have been and are continuing to be countered through the combination of reductions in the number of scheduled labor hours and higher menu prices charged to customers. Without the benefit of reductions in labor hours, the Ohio minimum wage increase on January 1, 2011 would have added an estimated $140,000 to annual payroll costs in Ohio restaurant operations. It is estimated that the increase on January 1, 2012 will add $570,000 to annual Ohio payrolls, which will be offset largely with further scheduled reductions in labor hours.

Despite the savings that come from reductions in hours worked and higher menu prices charged to customers, other factors add to payroll and related costs. These factors include higher costs associated with benefit programs offered by the Company, including medical insurance premiums and pension related costs.

Medical insurance premiums totaled approximately $10,225,000 for the plan year that ended December 31, 2011, an increase of 3.4 percent over the plan year ended December 31, 2010, and 8.8 percent higher than the plan year ended

December 31, 2009. The Company has typically absorbed 78 to 80 percent of the cost, with employees contributing the remainder. Premium cost is currently projected to be $10,400,000 for the 2012 calendar year. Management continues to analyze and evaluate health care reform legislation (the federal Patient Protection and Affordable Care Act, enacted March 2010) to determine the future short and long term effects upon the Company while developing various strategies to mitigate the expected financial burden of compliance.

Net periodic pension cost was $636,000 and $770,000 respectively, in the Third Quarter of Fiscal 2012 and the Third Quarter of Fiscal 2011. Net periodic pension cost was $2,119,000 and $2,566,000 respectively, in the First Three Quarters of Fiscal 2012 and the First Three Quarters of Fiscal 2011. Net periodic pension cost for Fiscal 2012 is currently expected to be in the range of $2,700,000 to $2,800,000, which is net of a benefit in excess of $550,000 from certain changes in assumptions relating to retirement, termination and marriage, but which is offset by an increase of approximately $125,000 from the discount rate being 25 basis points lower than the rate used in Fiscal 2011. The final total periodic pension cost in Fiscal 2011 was $3,025,000.

Net periodic pension costs for all periods presented in this MD&A are much higher than historical levels. Equity securities comprise 70 percent of the target allocation of pension plan assets. Although the market for equity securities made significant rebounds during the last two fiscal years, which have continued into Fiscal 2012, the steep market declines experienced in Fiscal 2009 continue to drive costs well above historical levels. The market losses from Fiscal 2009 are being amortized through pension cost, which in turn creates a lower credit for the expected return on plan assets that flows through pension cost.

Payroll and related costs are also affected by adjustments that result each quarter when management performs a comprehensive review of claims experience in the Company’s self-insured Ohio workers’ compensation program. Increases to the self-insured reserves result in charges to payroll and related costs, while decreases to the reserves result in credits to payroll and related costs. The reserves were increased by $191,000 (charged against payroll and related costs) in the Third Quarter of Fiscal 2012. The reserves were decreased (credited to payroll and related costs) by $25,000 during the Third Quarter of Fiscal 2011. For the First Three Quarters of Fiscal 2012, $224,000 was charged to payroll and related expense, while $162,000 was charged to payroll and related costs during the Third Quarter of Fiscal 2011.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, franchise fees for Golden Corral restaurants, new restaurant opening costs and many other restaurant operating costs. Opening costs can have a significant effect on other operating costs. Opening costs (all for Big Boy) were zero and $66,000 respectively during the Third Quarter of Fiscal 2012 and the Third Quarter of Fiscal 2011. For the First Three Quarters of Fiscal 2012, opening costs (all for Big Boy) were $398,000. Opening costs were $982,000 (all for Big Boy) in the First Three Quarters of Fiscal 2011. As most of the other typical expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store sales levels. In other words, percentages will generally rise when sales decrease and percentages will generally decrease when sales increase. Other operating costs for the Golden Corral segment are a much higher percentage of sales than Big Boy because the physical facility of a Golden Corral restaurant is almost twice as large as a Big Boy restaurant and Golden Corral sales volumes have generally remained well below management’s original long-term expectations.

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

Administrative and advertising expense increased $133,000 and $813,000 respectively, in the Third Quarter of Fiscal 2012 and the First Three Quarters of Fiscal 2012 when compared with comparable periods a year ago. Most of the increase during the First Three Quarters is attributable to the combination of higher stock based compensation costs (see a detailed discussion in the Financing Activities section of Liquidity and Capital Resources that appears elsewhere in this MD&A) and professional services relating the strategic assessment of the Golden Corral business segment. Administrative and advertising expense benefitted from a lower accrual for the Chief Executive Officer’s incentive compensation, but was adversely affected by accruals for additional required contributions due under the Non-Deferred Cash Balance Plan (a plan that provides comparable retirement type benefits to Highly Compensated Employees in lieu of future accruals under the defined benefit pension plans).

Revenue from franchise fees is based on sales volumes generated by Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of March 6, 2012, 25 Big Boy restaurants were licensed to other operators and paying franchise fees to the Company. No licensed Big Boy restaurants opened or closed during any of the periods presented in this MD&A. Other revenue includes certain other fees earned from restaurants licensed to others along with minor amounts of rent and investment income.

Six underperforming Golden Corral restaurants were closed on August 23, 2011, which resulted in a non-cash pretax impairment charge (with related closing costs) of $4,000,000. The impairment charge, which was recorded in the first quarter of fiscal 2012 that ended September 20, 2011, lowered the carrying costs of the six restaurant properties (owned in fee simple estate) to their estimated fair values. In addition to related closing costs, the total charge included impairment losses of intangible assets associated with unamortized initial franchise fees.

During the Third Quarter of Fiscal 2012, an impairment charge of $422,000 was recorded to lower the fair values of one of the six Golden Corrals (a sales contract was accepted for $94,000 less than estimated fair value) and two former Big Boy restaurants ($328,000 due to continued soft market conditions) that have been held for sale for several years. No impairment losses were recognized in the Third Quarter of Fiscal 2011 or the First Three Quarters of Fiscal 2011.

Net gains from the sale of assets amounted to $178,000 during the Third Quarter of Fiscal 2012, consisting of the February 2012 sale of a former Big Boy restaurant for a gain of $192,000 and the December 2011 sale of one of the six former Golden Corrals at a $14,000 loss, which includes the effect of all closing costs. Gains and losses reported on this line do not include abandonment losses that routinely arise when certain equipment is replaced before it reaches the end of its expected life; abandonment losses are instead reported in other operating costs.

Interest Expense

Interest expense decreased $50,000 and $91,000 respectively, in the Third Quarter of Fiscal 2012 and the First Three Quarters of Fiscal 2012 when compared with comparable year ago periods. The decreases are primarily the result of lower debt levels than a year ago, along with a lower weighted average interest rate on fixed rate financing.

Income Tax Expense

Income tax expense as a percentage of pretax earnings was estimated at 12 percent at the end of the First Three Quarters of Fiscal 2012, down from 16 percent that was estimated at the end of the first half of fiscal 2012. The change resulted in an effective tax rate of 11.2 percent for the Third Quarter of Fiscal 2012. The estimated tax rate was 29 percent at the end of the First Three Quarters of Fiscal 2011 and for the Third Quarter of Fiscal 2011.

The effective tax rates have historically been kept under statutory rates through the use of tax credits, especially the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit (WOTC). The WOTC expired December 31, 2011. While these credits are generally more favorable to the effective tax rate when pretax earnings decrease, they are much more favorable to the effective tax rate when estimated annual pretax earnings decrease in a significant fashion, as is the situation in Fiscal 2012 due primarily to charges for impairment of assets.

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

Aggregated Information about Contractual Obligations and Commercial Commitments March 6, 2012

		Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$24,907	$7,280	$5,542	$4,274	$3,395	$2,167	$2,249
	Interest on Long-Term Debt (estimated)	2,558	1,019	685	430	243	125	56
	Rent due under Capital Lease Obligations	2,502	284	245	245	245	245	1,238
1	Rent due under Operating Leases	21,329	1,628	1,601	1,547	1,414	1,450	13,689
2	Purchase Obligations	18,302	14,751	3,294	205	52	—	—
3	Other Long-Term Obligations	689	234	236	219	—	—	—
	Total Contractual Cash Obligations	$70,287	$25,196	$11,603	$6,920	$5,349	$3,987	$17,232

1	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2	Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property, if any. Does not include agreements that are cancellable without penalty.

3	Deferred compensation liability (undiscounted).

The working capital deficit was $11,234,000 as of March 6, 2012. The deficit was $14,240,000 as of May 31, 2011. The improvement is mostly the result of a higher level of cash on hand as March 6, 2012.

A financing package of unsecured credit facilities has been in place for many years with the same lending institution, currently styled (since October 2010) as the 2010 Loan Agreement. It expires April 15, 2012. The renewal of the 2010 Loan Agreement is expected to be completed before April 15, 2012, providing uninterrupted access to credit facilities for construction and working capital:

•	Construction Loan - $8,500,000 currently available is anticipated to be expanded to $15,000,000

•	Revolving Loan - $5,000,000 currently available to fund temporary working capital is anticipated to continue in place

•	Stock Repurchase Loan - $9,000,000 currently available to finance repurchases of the Company’s common stock is anticipated to not be replaced

The Company is in full compliance with the covenants contained in the 2010 Loan Agreement.

Operating Activities

Operating cash flows were $21,011,000 during the First Three Quarters of Fiscal 2012, which compares with $23,413,000 in the First Three Quarters of Fiscal 2011. Normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from quarter to quarter, account for most of the change.

Management measures cash flows from the operation of the business by simply adding to net earnings certain non-cash expenses such as depreciation, losses (net of any gains) on disposition of assets, charges for impairment of assets (if any), stock based compensation cost and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $21,026,000 in the First Three Quarters of Fiscal 2012 and $21,152,000 in the First Three Quarters of Fiscal 2011.

Contributions to the two defined benefit pensions plans sponsored by the Company are currently anticipated at a level of $2,100,000 (well above minimum required contributions) in Fiscal 2012, $1,250,000 of which was contributed during the First Three Quarters of Fiscal 2012.

An automatic Change in Accounting Method was filed with the Internal Revenue Service (IRS) in Fiscal 2011 to allow immediate deduction of certain repairs and maintenance costs, replacing previous treatment that had capitalized these costs. In late December 2011, the IRS issued new temporary and proposed regulations on tangible property capitalization that significantly departs from the prior proposed regulations on which the Company’s Change in Accounting Method was based. Management is currently reviewing the new temporary and proposed regulations to determine the effect, if any, upon the Company’s Change in Accounting Method.

Investing Activities

Capital spending is the principal component of investing activities. Capital spending was $11,340,000 during the First Three Quarters of Fiscal 2012, a decrease of $3,165,000 from the First Three Quarters of Fiscal 2011. This year’s capital spending includes $8,714,000 for Big Boy and $2,626,000 for Golden Corral. These capital expenditures consisted of site acquisitions for Big Boy expansion, new Big Boy construction, plus on-going reinvestments in existing restaurants (Big Boy and Golden Corral) including remodelings, routine equipment replacements and other maintenance capital outlays.

Proceeds from the disposition of property amounted to $1,592,000 during the First Three Quarters of Fiscal 2012, consisting of $1,536,000 in real property and $56,000 from transactions to sell used equipment and /or other operating assets. The proceeds from dispositions of real property consisted of the December 2011 sale of one of the six closed Golden Corral properties that had closed in August 2011 and the February 2012 sale of a Big Boy restaurant that had ceased operating in October 2011.

Two former Big Boy restaurants, five former Golden Corral restaurants and seven other pieces of surplus land were held for sale as of March 6, 2012 at an aggregate asking price of approximately $9,600,000.

Financing Activities

Borrowing against credit lines amounted to $2,000,000 during the First Three Quarters of Fiscal 2012, none of which was borrowed during the Third Quarter of Fiscal 2012. Scheduled and other payments of long-term debt and capital lease obligations amounted to $7,616,000 during the First Three Quarters of Fiscal 2012. On March 15, 2012, the Company paid $1,681,000 to retire an outstanding term loan. The early retirement of the loan required no prepayment penalty.

Three quarterly cash dividends were paid to shareholders during the First Three Quarters of Fiscal 2012, which amounted to $2,318,000 or $0.47 per share. In addition, a $0.16 per share dividend was declared on March 13, 2012. Its payment of $790,000 on April 10, 2012 was the 205th consecutive quarterly dividend (a period of 51 years) paid by the Company. The Company expects to continue its practice of paying regular quarterly cash dividends.

During the First Three Quarters of Fiscal 2012, 6,166 shares of the Company’s common stock were re-issued from the Company’s treasury pursuant to the exercise (1,166 shares in the Third Quarter of Fiscal 2012) of stock options, which yielded proceeds to the Company of approximately $111,000. As of March 6, 2012, 402,338 shares granted under the Company’s two stock option plans remain outstanding, including 368,838 fully vested shares at a weighted average exercise price of $24.08 per share. Although the closing price of the Company’s stock on March 6, 2012 was $22.86, the intrinsic value of 135,334 fully vested “In The Money” options was $470,000, which, if exercised, would yield $2,624,000 in proceeds to the Company. No stock options were granted during the First Three Quarters of Fiscal 2012.

In June 2011, the Chief Executive Officer (CEO) was granted an unrestricted stock award of 17,364 common shares and a group of executive officers and other key employees were granted an aggregate award of 7,141 restricted shares of common stock. The total value of the unrestricted award to the CEO amounted to $371,000. The total value of the restricted awards to executive officers and other key employees amounted to $150,000. On October 5, 2011, 14,560 shares of restricted stock were awarded to non-employee members of the Board of Directors and an award of 2,080 restricted shares was granted to the CEO pursuant to the terms of his employment agreement. The total value of all restricted shares issued on October 5, 2011 amounted to $320,000. All restricted shares vest in full on the first anniversary date of the award, unless accelerated by the Compensation Committee of the Board of Directors. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service or employment ends, except that enough shares may be sold to satisfy tax obligations attributable to the grants.

All unrestricted and restricted shares were awarded under the 2003 stock Option and Incentive Plan (2003 Plan). As of March 6, 2012, 483,676 shares remained available for awards under the 2003 Plan.

The fair value of stock options granted and restricted stock issued is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. Although no stock options were granted during the First Three Quarters of Fiscal 2012, compensation cost continues from the run–out of options granted in previous years. Compensation cost from restricted shares issued as shown in the table below includes costs from the run-out of awards granted in October 2010 to non-employee members of the Board of Directors. The fair value of unrestricted stock issued to the CEO in June 2011 was recognized entirely during the first quarter of fiscal 2012, which ended September 20, 2011. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the consolidated statement of earnings:

	Third Quarter		First Three Quarters
	Mar. 6, 2012	Mar. 8, 2011	Mar. 6, 2012	Mar. 8, 2011
	(in thousands)
Stock options granted	$30	$60	$120	$214
Restricted stock issued	103	55	327	92
Unrestricted stock issued	—	—	371	—

Share-based compensation cost, pretax	$133	$115	$818	$306

The stock repurchase program that was authorized by the Board of Directors in January 2010 expired on January 6, 2012. Up to 500,000 shares of the Company’s common stock had been authorized to be repurchased in the open market or through block trades. During the two year life of the program, the Company acquired 289,528 shares at a cost of $6,107,000, of which 19,596 shares were acquired at a cost of $417,000 during the First Three Quarters of Fiscal 2012. No repurchases were made after September 2011, and the Board of Directors has not authorized a new program.

Separate from the repurchase program, the Company’s treasury acquired 10,701 shares of its common stock in the First Three Quarters of Fiscal 2012 (none in the Third Quarter of Fiscal 2012) at a cost of $223,000 to cover withholding tax obligations in connection with restricted and unrestricted stock awards. Most of these shares were acquired in June 2011, when 7,998 shares valued at $171,000 were surrendered by the CEO to cover the tax obligation on his unrestricted stock award.

Other Information

Two new Big Boy restaurants opened for business during the First Three Quarters of Fiscal 2012 (none in the Third Quarter of Fiscal 2012). The first opened in July 2011 on land that was acquired in fee simple estate during Fiscal 2011. The second one opened in October 2011 on ground that is leased to the Company. It replaced an older nearby restaurant. There was no new restaurant construction as of March 6, 2012. Two new Big Boys are currently being planned to open in calendar year 2012 – August and October - with construction scheduled to begin respectively in April and June. Several other sites owned by the Company – including two that were acquired in Fiscal 2012 - have been “land banked” for possible development in calendar year 2013. Any contracts that were in place as of March 6, 2012 to acquire sites for future development were cancellable at the Company’s sole discretion while due diligence is pursued under the inspection period provisions of the contracts.

Including land and land improvements, the cost required to build and equip each new Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, both of which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether the new restaurant is constructed using plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its smaller adaptation,, the 2010 building prototype (5,000 square feet with seating for 148 guests), which is used in smaller trade areas. The larger 2001 building prototype plan was used to construct both of the new Big Boy restaurants that opened during the First Three Quarters of Fiscal 2012. The smaller 2010 building prototype plan will be used to construct the two restaurants scheduled to open during the 2012 calendar year.

Approximately one-fifth of the Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with newly constructed restaurants. The current average cost to renovate a Big Boy restaurant ranges from $100,000 to $200,000. The Fiscal 2012 remodeling budget for Big Boy restaurants is $2,820,000. All but six Big Boy remodels had been completed as of March 6, 2012.

Golden Corral restaurants are remodeled every seven years, but replacement of carpeting occurs every 42 months. The Golden Corral remodeling budget for Fiscal 2012 is $2,240,000, which includes the carryover cost to complete six restaurants for which work was not completely finished in Fiscal 2011. Substantially all of the Golden Corral remodel work scheduled for Fiscal 2012 had been completed by March 6, 2012.

Development rights to open additional Golden Corrals expired on December 31, 2011.

Part of the Company’s strategic plan entails owning the land on which it builds new restaurants. However, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Seven of the 29 Golden Corral restaurants now in operation and five Big Boy restaurants that have opened since 2003 are on leased land. As of March 6, 2012, 22 restaurants were in operation on non-owned premises – one capital lease and 21 operating leases. One Big Boy restaurant that operated on leased land was closed in December 2011 when its operating lease expired. Another Big Boy leased location will likely be closed in May 2012 when its lease expires.

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

Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside of management’s control, including import and export restrictions, the influence of currency markets relative to the U.S dollar, supply versus demand, production levels and the impact that adverse weather conditions may have on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fish, french fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are normally for periods of one year or less but may have longer terms if favorable long-term pricing becomes available. Food supplies are generally plentiful and may be obtained from any number of suppliers, which mitigates the Company’s overall commodity cost risk. Quality, timeliness of deliveries and price are the principal determinants of source. Management does not use financial instruments as a hedge against changes in commodity pricing.

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

ITEM 4. CONTROLS and PROCEDURES

a) Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 6, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information that would be required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fiscal quarter ended March 6, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Employees, customers and other parties bring various claims and suits against the Company from time to time in the ordinary course of business. Management continually evaluates exposure to loss contingencies from pending or threatened litigation, and presently believes that the resolution of claims currently outstanding, whether or not covered by insurance, will not result in a material effect on the Company’s earnings, cash flows or financial position.

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

Future funding requirements of the two qualified defined benefit pension plans that are sponsored by the Company largely depend upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Poor performance in equity securities markets can significantly lower the market values of the plans’ investment portfolios, which, in turn, can result in a) material increases in future funding requirements, b) much higher net periodic pension costs to be recognized in future years, and c) increases in the underfunded status of the plans, requiring reduction in the Company’s equity to be recognized.

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

•

nutritional labeling on menus – compliance with legislation enacted to reform the U.S health care system that requires nutritional labeling to be placed on menus and the Company’s reliance on the accuracy of information obtained from third party suppliers

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

Technology and Information Systems

Technology and information systems are of vital importance to the strategic operation of the Company. Security violations such as unauthorized access to information systems, including breaches on third party servers, could result in the loss of proprietary data. Should consumer privacy be compromised, consumer confidence may be lost, which would adversely affect sales and profitability. To prevent credit card fraud, the Payment Card Security Standards Council requires an annual independent audit to certify the Company’s compliance with the required internal controls of processing and storing of credit card data. A finding of non-compliance could restrict the Company’s authorization to accept credit cards as a form of payment, which would adversely affect sales and profitability.

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

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

(c) Issuer Purchases of Equity Securities

The repurchase program that was authorized by the Board of Directors in January 2010 expired on January 6, 2012. The authorization had allowed the Company to repurchase up to 500,000 shares of its common stock in the open market or through block trades. The following table shows information pertaining to the Company’s repurchases of its common stock during the third quarter of fiscal year 2012, which ended March 6, 2012:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Dec. 14, 2011 to Jan. 10, 2012	—	$—	—	—
Jan. 11, 2012 to Feb. 7, 2012	—	$—	—	—
Feb. 8, 2012 to Mar. 6, 2012	—	$—	—	—

Total	$—	—	—	—

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

10.52 Employment Agreement between the Registrant and Craig F. Maier effective May 30, 2012, dated April 4, 2012, is filed herewith.

10.53 Performance Award under the 2003 Stock Option and Incentive Plan (see Exhibits 10.62, 10.63, 10.64, 10.65 below) between the Registrant and Craig F. Maier dated May 30, 2012 is filed herewith.

10.60 Frisch’s Executive Retirement Plan (SERP) effective June 1, 1994, which was filed as Exhibit (10) (b) to the Registrant’s Form 10-Q Quarterly Report for September 17, 1995, is incorporated herein by reference.

10.61 Amendment No. 1 to Frisch’s Executive Retirement Plan (SERP) (see Exhibit 10.60 above) effective January 1, 2000, which was filed as Exhibit 10 (k) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

10.62 2003 Stock Option and Incentive Plan, which was filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference.

10.63 Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10.62 above) effective September 26, 2006, which was filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10.64 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.62 and 10.63 above) effective December 19, 2006, which was filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference.

10.65 Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.62, 10.63 and 10.64 above) adopted October 7, 2008, which was filed as Exhibit 10.21 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.

10.66 Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.62, 10.63, 10.64 and 10.65 above), which was filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference.

10.67 Restricted Stock Agreement to be used for restricted stock granted to non-employee members of the Board of Directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.62, 10.63, 10.64 and 10.65 above), which was filed as Exhibit 10.58 to the Registrant’s Form 10-Q Quarterly Report for September 21, 2010, is incorporated herein by reference.

10.68 Restricted Stock Agreement to be used for restricted stock granted to key employees under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.62, 10.63, 10.64 and 10.65 above), which was filed as Exhibit 10.60 to the Registrant’s Form 10-K Annual Report for 2011, is incorporated herein by reference.

10.69 Unrestricted Stock Agreement to be used for unrestricted stock granted to employees (between the Registrant and Craig F. Maier dated June 15, 2011) under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.62, 10.63, 10.64 and 10.65 above), which was filed as Exhibit 10.61 to the Registrant’s Form 10-K Annual Report for 2011, is incorporated herein by reference.

10.70 Amended and Restated 1993 Stock Option Plan, which was filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference.

10.71 Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10.70 above) effective December 19, 2006, which was filed as Exhibit 99.1 to the registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference.

10.72 Employee Stock Option Plan, which was filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference.

10.73 Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, which was filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference.

10.74 First Amendment to Change of Control Agreement (see Exhibit 10.73 above) between the Registrant and Craig F. Maier dated March 17, 2006, which was filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference.

10.75 Second Amendment to Change of Control Agreement (see Exhibits 10.73 and 10.74 above) between the Registrant and Craig F. Maier dated October 7, 2008, which was filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated October 7, 2008, is incorporated herein by reference.

10.76 Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, which was filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and the Grantor (employee). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Rinzy J. Nocero, Karen F. Maier, Michael E. Conner, Lindon C. Kelley, Michael R. Everett, James I. Horwitz, William L. Harvey and certain other “highly compensated employees” (Grantors).

10.77 First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10.76 above), which was filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference.

10.78 Senior Executive Bonus Plan effective June 2, 2003, which was filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.

10.79 Non-Qualified Deferred Compensation Plan, Basic Plan Document to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.80, 10.81 and 10.82), which was filed as Exhibit 10.32 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.

10.80 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Stock) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.79, 10.81 and 10.82), which was filed as Exhibit 10.33 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.

10.81 Non-Qualified Deferred Compensation Plan, Adoption Agreement (Mutual Funds) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.79, 10.80 and 10.82), which was filed as Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.

10.82 Non-Qualified Deferred Compensation Plan, Adoption Agreement to Restate Frisch’s Executive Savings Plan (FESP) effective July 1, 2009 (also see Exhibits 10.79, 10.80 and 10.81), which was filed as Exhibit 10.36 to the Registrant’s Form 10-K Annual Report for 2009, and to correct a typographical error in Section 4.02(c) was re-filed as Exhibit 10.74 to the Registrant’s Form 10-Q Quarterly Report for September 20, 2011, is incorporated herein by reference.

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
DATE April 6, 2012
BY /s/ Mark R. Lanning
Mark R. Lanning
Vice President and Chief Financial Officer,
Principal Financial Officer
Principal Accounting Officer