Form 10-K
period 2012-05-29
FRISCHS RESTAURANTS INC
filed 2012-08-03
CIK 39047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 29, 2012
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
513-961-2660
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock of No Par Value	NYSE MKT
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
Yes [    ]    No [ x ]
The aggregate market value of voting common stock held by non-affiliates of the registrant on December 13, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $68,309,000, based upon the closing sales price of the registrant’s common stock as reported on NYSE MKT on that date. The registrant does not have any non-voting common equity.
As of July 24, 2012, there were 4,941,248 shares of registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held October 3, 2012 are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Information
Forward-looking statements are contained throughout this Annual Report on Form 10-K. Such statements may generally express management’s expectations with respect to its plans, or its assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are inherently subject to risks and other uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but not limited to, the discussion in this Form 10-K under Part I, Item 1A. “Risk Factors.” Risk factors and other uncertainties may also be discussed from time to time in the Company’s news releases, public statements or other filings with the Securities and Exchange Commission.
Sentences that contain words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue(s),” “assumption(s),” “goal(s),” “target” and similar words (or derivatives thereof) are generally used to distinguish forward-looking statements from statements pertaining to historical or present facts.
All forward looking information in this Form 10-K is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of all risk factors. Except as may be required by law, the Company disclaims any obligation to update any of the forward-looking statements that may be contained throughout this Form 10-K.
References to fiscal years used in this Form 10-K
In this Annual Report on Form 10-K, the Company’s fiscal year that ended May 29, 2012 may be referred to as fiscal year 2012. The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of the month of May. Fiscal year 2012 consisted of 52 weeks.
Also in this Annual Report on Form 10-K, the Company’s fiscal years that ended May 31, 2011, June 1, 2010, June 2, 2009 and June 3, 2008 may be referred to as fiscal years 2011, 2010, 2009 and 2008, respectively. All of these years consisted of 52 weeks, except for fiscal year 2008, which was a 53 week year. References to fiscal year 2013 refer to the 52 week year that began on May 30, 2012, which will end on Tuesday, May 28, 2013.
The first quarter of each fiscal year presented herein contained 16 weeks while the last three quarters contained 12 weeks, except for the fourth quarter of fiscal year 2008, which contained 13 weeks.

PART I
(Items 1 through 4)
Item 1. Business
Background
The registrant, Frisch’s Restaurants, Inc. (together with its wholly owned subsidiaries, referred to as the “Company” or the “Registrant”), is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” Frisch’s Big Boy restaurants operated by the Company during the last five years have been located entirely in various regions of Ohio, Kentucky and Indiana.
Incorporated in the state of Ohio in 1947, the Company’s stock has been publicly traded since 1960. Today it trades on NYSE MKT. The Company’s executive offices are located at 2800 Gilbert Avenue, Cincinnati, Ohio 45206. The telephone number is (513) 961-2660. The Company’s web site is www.frischs.com.
As of May 29, 2012, the Company operated 93 Frisch's Big Boy restaurants. Additionally, the Company licensed the rights to operate 25 Frisch's Big Boy restaurants to other operators. All of the restaurants licensed to other operators are located in various markets within the states of Ohio, Kentucky and Indiana.
The Company owns the trademark “Frisch’s.” The rights to the “Big Boy” trademark, trade name and service mark are exclusively and irrevocably owned by the Company for use in the states of Kentucky and Indiana, and in most of Ohio and Tennessee.
At the beginning of fiscal year 2012, the Company operated a second business segment, which consisted of 35 Golden Corral restaurants (Golden Corral) that were licensed to the Company by Golden Corral Corporation (GCC) of Raleigh, North Carolina. The Company closed six of the Golden Corrals in August 2011 due to under performance. In May 2012, the Company sold the remaining 29 Golden Corrals to GCC. Results for Golden Corral are now presented as discontinued operations for all periods and segment information is no longer reported. For additional financial information relating the Company's Golden Corral restaurants, refer to Note B - Discontinued Operations - to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Frisch's Big Boy Restaurants
Frisch's Big Boy restaurants are full service family-style restaurants that offer quick, friendly service. All of the restaurants offer “drive-thru” service. The restaurants are generally open seven days a week, typically from 7:00 a.m. to 11:00 p.m. with extended weekend evening hours. Standardized menus offer a wide variety of items at moderate prices, featuring well-known signature items such as the original “Big Boy” double-deck hamburger sandwich, freshly made onion rings and hot fudge cake for dessert. Primetime Burgers featuring one-third pound of beef, available as the classic cheeseburger, bacon blue burger or a ham and cheese burger, were successfully introduced to the menu in fiscal year 2012. Awesome Burgers (non-beef) made their debut in fiscal year 2011. Other menu selections include many sandwiches, pasta, roast beef, chicken and seafood dinners, desserts, non-alcoholic beverages and many other items. In addition, a full breakfast menu is offered, and all of the restaurants utilize breakfast bars that are easily converted to soup and salad bars for lunch and dinner hours. Drive-thru and carryout menus emphasize combo meals that consist of a popular sandwich packaged with French fries and a beverage and sold at a lower price than if purchased separately.
Although customers have not shown any significant preference for highly nutritional, low fat foods, such items are available on the menu and salad bars. Customers are not discouraged from ordering customized servings to meet their dietary concerns. For example, a sandwich can be ordered without the usual dressing of cheese and tartar sauce. In addition, fried foods are fried only in trans fat-free shortening.
The operations of the Company are vertically integrated. A commissary and food manufacturing plant manufactures and prepares foods, and stocks food and beverages, paper products and other supplies for distribution to all of the Company's restaurants. Some companies in the restaurant industry operate commissaries, while others purchase directly from outside sources. Raw materials, principally consisting of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. The Company believes that its restaurant operations benefit from centralized purchasing and food preparation through its commissary operation, which ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs. The commissary did not supply the Company’s former Golden Corral restaurants.
Substantially all licensed Frisch's Big Boy restaurants regularly purchase products from the commissary. Sales of commissary products to restaurants licensed to other operators were $9.4 million in fiscal year 2012 (4.6 percent of consolidated sales), $9.0 million in fiscal year 2011 (4.5 percent of consolidated sales) and $8.6 million in fiscal year 2010 (4.5 percent of consolidated sales).
The Frisch's Big Boy marketing strategy - “What’s Your Favorite Thing?” – has been in place for more than ten years. Results from ongoing market research indicate its effectiveness has not diminished. Television commercials are broadcast on local network affiliates and local cable programming that emphasize Frisch's Big Boy’s distinct and signature menu items and unique dining experience.
Television and radio are the primary media to carry and promote Frisch's Big Boy’s key messages. Television reinforces the positioning of “Favorite Things” while radio provides a cost effective means to promote shorter-term menu items. New television commercials that debuted in fiscal year 2011 were created with flexibility in order to easily exchange products. Some of these commercials were updated in fiscal year 2012 to promote certain limited time offers. Outdoor billboards and targeted on-line advertising are used to complement the media plan, primarily to introduce and promote new menu items. The Company also utilizes social media as a means to develop two-way communication directly with the customer. Targeted social media communities are a cost effective way to reach a wide range of customers, but are a particularly important means to reach younger audiences.
The Company currently expends for advertising an amount equal to 2.5 percent of gross sales from its restaurant operations, plus fees paid into an advertising fund by restaurants licensed to other operators.
Designed with longevity in mind while also appealing to younger customers, newly constructed restaurants are marked with bold colors and bright environments, featuring sleek lines, cherry colored paneling and wood trim, accented with abundant natural light and company memorabilia covering much of the wall space. On average, the approximate cost to build and equip a typical restaurant currently ranges from $2,500,000 to $3,400,000, depending on land cost and land improvements, which can vary greatly from location to location, and whether the land is purchased or leased. Costs also depend on whether the new restaurant is constructed using basic plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its smaller adaptation, the 2010 building prototype (5,000 square feet with seating 148 guests), which is used in smaller trade areas.
As part of the Company’s commitment to serve customers in clean, pleasant surroundings, the Company renovates approximately one-fifth of its restaurant operations each year. The renovations are designed to not only refresh and upgrade the interior finishes, but also to synchronize the interiors and exteriors of older restaurants with that of newly constructed restaurants. The current cost to renovate a restaurant ranges from $100,000 to $200,000.
In addition, certain high-volume restaurants are regularly evaluated to determine a) whether their kitchens should be redesigned for increased efficiencies and b) if an expansion of the dining room is warranted.
The following tabulation recaps restaurant openings and closings over the five most recent fiscal years:

	Fiscal Year
	2008	2009	2010	2011	2012
Frisch's Big Boy Restaurants Operated by the Company
In operation beginning of year	87	87	88	91	95
Opened	2	2	3	4	1
Opened replacement building	1	1	1	—	1
Closed to make way for new buildings	—	(1)	(1)	—	(1)
Closed	(3)	(1)	—	—	(3)
End of year - total operated Big Boy restaurants	87	88	91	95	93
The two new Frisch's Big Boy restaurants that opened in fiscal year 2012 were: 1) July 2011 in suburban Cincinnati, and 2) October 2011 in Highland Heights, Kentucky (Cincinnati market). The restaurant in Highland Heights, Kentucky replaced a nearby older restaurant. Three other Frisch's Big Boy restaurants were closed during fiscal year 2012: one in each of the markets of Cincinnati and Columbus, Ohio, and Louisville, Kentucky.
One site was under construction as of May 29, 2012, which is scheduled to open in suburban Cincinnati, Ohio in August 2012. No other sites are currently in the pipeline for future construction.
The following tabulation recaps openings and closings for restaurants that are licensed to other operators over the five most recent fiscal years:

	Fiscal Year
	2008	2009	2010	2011	2012
Frisch's Big Boy Restaurants Licensed to Others
Licensed to others beginning of year	28	28	26	25	25
Opened	—	—	—	—	—
Closed	—	(2)	(1)	—	—
End of year - total Big Boy restaurants licensed to others	28	26	25	25	25
Franchise fees are charged to licensees for use of trademarks and trade names and licensees are required to make contributions to the Company’s general advertising account. These fees and contributions are calculated principally on percentages of sales. Total franchise and other service fee revenue earned by the Company from licensees was $1.2 million in fiscal year 2012, $1.2 million in fiscal year 2011 and $1.1 million in fiscal year 2010. Other service fees from licensees include revenue from accounting and payroll services that four of the licensed restaurants currently purchase from the Company.
The license agreements with licensees are not uniform, but most of the licenses for individually licensed restaurants that were in effect as of May 29, 2012 are covered by agreements containing the following provisions:

1.
The Company grants to the Licensee the right to use the name “Frisch” and/or “Frisch’s,” “Big Boy” and related trademarks and trade names in connection with the operation of a food and restaurant business, in return for which the Licensee pays a monthly license fee equal to 3.75 percent of its gross sales. In addition, an initial license fee of $30,000 is generally required in exchange for the granting of a license for a new Frisch's Big Boy restaurant.

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
The Company remains committed to providing employees with the best training possible, as management believes that investing in people is a strategic advantage. Comprehensive recruiting and training programs are designed to maintain the food and service quality necessary to achieve the Company’s goals for operating results. A management recruiting staff is maintained at the Company’s headquarters. Corporate training centers for new restaurant managers are operated in Cincinnati, Ohio and Covington, Kentucky. The training includes both classroom instruction and on-the-job training. A full time recruiter is on staff to attract high quality hourly-paid restaurant workers.
The Company’s incentive-based compensation program for restaurant managers, area supervisors and regional directors (collectively, operations management) ties compensation of operations management directly to the cash flows of their restaurant(s), which allows incentive compensation to be consistently earned. The incentive compensation that operations management can earn under the program is at a level the Company believes is above the average for competing restaurant concepts. The Company believes the program has reduced turnover in operations management, and has resulted in a strong management team that focuses on building same store sales and margins.
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

Information Technology
Each of the Company’s restaurants is managed through standardized operating and control systems anchored by a point-of-sale (POS) system that allows management to instantly accumulate and utilize data for more effective decision making, while allowing restaurant managers to spend more time in the dining room focusing on the needs of customers. The system generates the guest check and provides functionality for settling the customer’s check using cash, credit or debit card, or gift card. The system provides a record of all items sold, the service time, and the server responsible for the customer. Employee time keeping is also kept on the POS system. Back office functionality provides employee master file data, employee scheduling, inventory control, sales forecasting, product ordering and many other management reports. Security measures include biometric sign-on devices to access the POS system. The system meets the security requirements of the Payment Card Industry (PCI). The Company received its attestations of compliance in June 2011 and again in June 2012. A finding of non-compliance could restrict the Company’s privileges to accept credit cards as a form of payment. A $2,000,000, five year plan to replace POS register equipment in Frisch's Big Boy restaurants is expected to begin in August 2012.
Standardized operating and control systems also include an automated drive-thru timer system in all Frisch's Big Boy restaurants that measures the time from when a customer’s car first enters the drive-thru station until the order is received and the customer exits the drive-thru. This information is provided to the restaurant manager in a real time environment, which reduces the amount of time required to serve customers. To replenish restaurant inventories, a “suggested order” automated system analyzes current inventory balances and sales patterns and then “suggests” a replenishment order from the commissary operation. This process optimizes in-store inventory levels, which results in better control over food costs, identifies waste and improves food quality.
In addition to electronic signature capture devices that process debit and credit card transactions, other paperless systems in Frisch's Big Boy restaurants include a) employee payroll advices that can be either emailed directly to the employee or provided electronically to each restaurant where the employees may print them on demand if desired, b) signatures have been captured on key employment documents such as 1-9's, Form W-4 and acknowledgments regarding employee handbooks, c) an on-line employment application is on the Company’s corporate web site (www.frischs.com) that provides direct feeds into the POS system and the enterprise reporting system at headquarters, and d) a portal/dashboard, accessed centrally on corporate information systems, provides "actionable" information to restaurant operations, with "critical" information presented graphically.
Originally installed in 2004, the enterprise reporting system that supports the Company’s information needs has three times been successfully upgraded to a new environment, most recently in August 2011. A secondary data storage appliance with supporting hardware and a VMware server were purchased in fiscal year 2011 to build an off-site storage area network (SAN). The SAN, which became operational in August 2011, has been designed to perform near real time replication of all data in the production environment, which allows for quick start-up of the disaster recovery environment should it be necessary to call it into service.
Raw Materials
The sources and availability of food and supplies are discussed above under the "Frisch's Big Boy Restaurants" header. Other raw materials used in food processing include equipment for cooking and preparing food, refrigeration and storage equipment and various other fixtures. The Company currently purchases its restaurant equipment from a single vendor. Other reliable restaurant equipment suppliers are available should the Company choose to change vendors. In addition, no significant disruptions in the supply of electricity and natural gas used in restaurant operations have been experienced to date.
Trademarks and Service Marks
The Company has registered certain trademarks and service marks on the Principal Register of the United States Patent and Trademark Office, including “Frisch’s” and the tagline “What’s Your Favorite Thing?” Other registrations include, but are not limited to, “Brawny Lad,” “Buddie Boy,” “Just Right Favorites,” “Pie Baby,” “Fire & Ice,” “Frisch-ly Made,” “Bundle of Joy,” and “Tiers of Joy.” All of these registrations are considered important to the operations of Frisch's Big Boy, especially the primary mark “Frisch’s” and the tag line “What’s Your Favorite Thing?” The duration of each registration varies depending upon when registration was first obtained. The Company currently intends to renew all of its trademarks and service marks when each comes up for renewal.
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

Seasonality
The Company’s business is moderately seasonal, with the third quarter of the fiscal year (mid-December through early March) normally accounting for a smaller share of annual revenues. Additionally, severe winter weather can have a marked negative impact upon revenue during the third quarter. Occupancy and other fixed operating costs have a greater negative impact on operating results during any quarter that may experience lower sales. Results for any quarter should not be regarded as indicative of the year as a whole, especially the first quarter, which contains 16 weeks. Each of the last three quarters normally contains 12 weeks.
Working Capital
Restaurant sales provide the Company’s principal source of cash. Funds from restaurant operations are immediately available to meet the Company’s working capital needs, as substantially all sales from restaurant operations are settled in cash or cash equivalents such as debit and credit cards. Other sources of cash may include borrowing against credit lines, proceeds from stock options exercised and occasional sales of real estate.
The Company uses its positive cash flows for debt service, capital spending (principally restaurant expansion), capital stock repurchases and cash dividends.
As there is no need to maintain significant levels of inventories, and accounts receivable are minimal in nature, the Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry. The working capital deficit was $14,240,000 as of May 31, 2011. As significant, predictable cash flows are provided by operations, the deployment of a negative working capital strategy has not hindered the Company’s ability to satisfactorily retire any of its obligations when due. Additionally, a working capital revolving line of credit is readily available if needed.
The sale of the Company's remaining 29 Golden Corral restaurants in May 2012, from which proceeds amounted to $49.8 million (before closing adjustments), resulted in a positive working capital position of $37,753,000 as of May 29, 2012. On July 25, 2012, the Board of Directors declared a special one time dividend of $9.50 per share payable September 14, 2012 to shareholders of record at the close of business on August 31, 2012. The total amount of the special dividend payment will be approximately $46.9 million based on the present number of shares outstanding.
Customers, Backlog and Government Contracts
Because all of the Company’s retail sales are derived from food sales to the general public, there is no material dependence upon a single customer or any group of a few customers. No backlog of orders exists and no material portion of the business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of government authorities.
Competition
The restaurant industry is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. The Company's restaurants have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of the Company's management, is dominant in the family-style sector of the restaurant industry. In addition, competition continues to increase from non-traditional competitors such as supermarkets that not only offer home meal replacement but also have in-store dining space, trends that continue to grow in popularity.
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
Research and Development
The Company’s corporate staff includes a research and development chef whose responsibilities entail development of new menu items and enhancing existing products. From time to time, the Company also conducts consumer research to identify where future restaurants should be built, along with emerging industry trends and changing consumer preferences. While these activities are important to the Company, these expenditures have not been material during the Company's last three fiscal years and are not expected to be material to the Company’s future results.
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
The federal Patient Protection and Affordable Care Act (PPACA) was enacted in March 2010. The majority of its provisions were upheld in June 2012 by the United States Supreme Court. As the U.S. Health and Human Services Department and other federal agencies release their regulations, management continues to evaluate the future short and long term effects upon the Company while developing various strategies to mitigate the expected financial burden of compliance in order to maintain the existing health care plans that are sponsored by the Company.
PPACA will require calorie counts and other nutritional information to be posted on the Company’s menus. The nutritional information will be required to appear on menus no later than six months after the U.S. Food and Drug Administration publishes the final rule, which it had yet to do as of June 2012. Sales and profitability could be adversely affected if customers significantly alter their menu ordering habits as this information becomes readily available to them.
The Company is subject to the franchising regulations of the Federal Trade Commission and the franchising laws of Ohio, Kentucky and Indiana where it has licensed Frisch's Big Boy restaurants to other operators.
Environmental Matters
The Company does not believe that various federal, state or local environmental regulations will have any material effect upon the capital expenditures, earnings or competitive position of either the Company's operations. However, the Company cannot predict the effect of any future environmental legislation or regulations.
Employees
As of May 29, 2012, the Company and its subsidiaries employed approximately 6,050 active employees. Approximately 3,400 of the Company’s employees are considered part-time (those who work less than 30 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to sales patterns in individual restaurants. None of the Company’s employees is represented by a collective bargaining agreement. Management believes that employee relations are excellent and employee compensation is comparable with or better than competing restaurants.
Geographic Areas
The Company has no operations outside of the United States of America. The Company’s revenues, consisting principally of retail sales of food and beverages to the general public and certain wholesale sales to and license fees from restaurants licensed to other operators, were substantially generated in various markets in the states of Ohio, Kentucky and Indiana during each of the three fiscal years in the period ended May 29, 2012. Substantially all of the Company’s long-lived assets were deployed in service in the same states during the same periods stated above. Prior to being sold in May 2012, two Golden Corral restaurants were operated by the Company in western Pennsylvania and a third restaurant was operated in West Virginia.
Available Information
The Securities Exchange Act of 1934, as amended, requires the Company to file periodic reports with the Securities and Exchange Commission (SEC) including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive 14A Proxy Statements, and certain other information. The Company’s periodic reports (and any amendments thereto) can be viewed by visiting the web site of the SEC (http://www.sec.gov). In addition, the SEC makes the Company’s periodic reports available for reading and copying in its Public Reference Room located at 100 F. Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
The Company makes available the periodic reports that it files with the SEC through its corporate web site (www.frischs.com) via a hyperlink directly to the Company’s filings on the web site of the SEC. New information available through the hyperlink is generally provided within a few minutes from the time a report is filed. Information contained on or available through the Company’s website is not a part of, nor is it being incorporated into, this Annual Report on Form 10-K. In addition, printed copies of the reports that the Company files with the SEC may be obtained without charge by writing to Mark R. Lanning, Chief Financial Officer, Frisch’s Restaurants, Inc., 2800 Gilbert Avenue, Cincinnati, Ohio 45206-1206. Email requests may be sent to cfo@frischs.com.
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
Executive Officers of the Registrant
The following table sets forth the names and certain information concerning the executive officers of the Company:

Name	Age	Current Principal Occupation or Employment and Five Year Employment History
Craig F. Maier (a)	62	President and Chief Executive Officer of the Company (since 1989); Director of the Company since 1984
Rinzy J. Nocero	58
Vice President and Chief Operating Officer of the Company (since February 2007); Private Investor (from November 2004 to February 2007); Senior Vice President - Operations, Bob Evans Farms, Inc. (from 1993 to November 2004)

Mark R. Lanning	57
Vice President and Chief Financial Officer of the Company (since August 2011) and Vice President - Finance of the Company (since May 2011); Vice President – Investor Relations and Treasurer, Hillenbrand, Inc. (from March 2008 to May 2011); Vice President and Treasurer of Hillenbrand Industries, Inc. (from 1988 to March 2008)

Michael E. Conner, Sr.	60	Vice President - Human Resources of the Company (since 2000)
Michael R. Everett	58	Vice President - Information Services of the Company (since May 2006); Director of Information Services of the Company (from May 2005 to May 2006)
Stephen J. Hansen	47
Vice President - Commissary of the Company (since June 2010); Plant Manager, Klosterman Baking Company (from March 2009 to May 2010); Operations Manager, General Mills (from October 2008 to February 2009); Plant Manager, Campos Foods LLC (from 1996 to June 2008)

James I. Horwitz	55
Vice President – Real Estate of the Company (since March 2008); Director of Leasing and Development, Cincinnati United Contractors (from February 2007 to March 2008); Director of Real Estate, Alderwoods Group (from December 2005 to January 2007)

Karen F. Maier (a)	60	Vice President - Marketing of the Company (since 1983); Director of the company since 2005
William L. Harvey	58	Regional Director of the Company (since 1995) and formerly held positions within the Company of Area Supervisor and Executive Store Manager
Lindon C. Kelley	57	Regional Director of the Company (since 2000) and formerly held positions within the Company of Area Supervisor and Executive Store Manager
Todd M. Rion	52
Regional Director of the Company (since February 2012) and formerly held the position within the Company of Area Supervisor (July 2009 to February 2012); independent restaurant operator from 2006 to July 2009)

(a)Craig F. Maier and Karen F. Maier are siblings.
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
In addition to operating results, other factors can influence the volatility and price at which the Company’s common stock trades. The Company’s stock is thinly traded on NYSE MKT. Thinly traded stocks can be susceptible to sudden, rapid declines in price, especially when holders of large blocks of shares seek exit positions. Rebalancing of stock indices in which the Company’s shares are placed, such as the Russell 2000 Index, can also influence the price of the Company’s stock.

Food Safety
Food safety is the most significant risk to any company that operates in the restaurant industry. It is the focus of increased government regulatory initiatives at the local, state and federal levels. Failure to protect the Company’s food supplies could result in food borne illnesses and/or injuries to customers. If any of the Company’s customers become ill from consuming the Company’s products, the affected restaurants may be forced to close. An instance of food contamination originating at the commissary operation could have far reaching effects, as the contamination would affect substantially all Frisch's Big Boy restaurants.
Economic Factors
Economic recessions can negatively influence discretionary consumer spending in restaurants and result in lower customer counts, as consumers become more price conscious, tending to conserve their cash amid unemployment and other economic uncertainty. The effects of higher gasoline prices can also negatively affect discretionary consumer spending in restaurants. Increasing costs for energy can affect profit margins in many other ways. Petroleum based material is often used to package certain products for distribution. In addition, suppliers may add surcharges for fuel to their invoices. The cost to transport products from the commissary to restaurant operations will rise with each increase in fuel prices. Higher costs for electricity and natural gas result in higher costs to a) heat and cool restaurant facilities, b) refrigerate and cook food and c) manufacture and store food at the Company’s food manufacturing plant.
Inflationary pressure, particularly on food costs, labor costs (especially associated with increases in the minimum wage) and health care benefits, can negatively affect the operation of the business. Shortages of qualified labor are sometimes experienced in certain local economies. In addition, the loss of a key executive could pose a significant adverse effect on the Company.
Future funding requirements of the defined benefit pension plan that is sponsored by the Company largely depend upon the performance of investments that are held in the trust that has been established for the plan. Equity securities comprise 70 percent of the target allocation of the plan's assets. Poor performance in equity securities markets can significantly lower the market values of the plan's investment portfolio, which, in turn, can result in a) material increases in future funding requirements, b) much higher net periodic pension costs to be recognized in future years, and c) increases in the underfunded status of the plan, requiring reduction in the Company’s equity to be recognized.
Competition
The restaurant industry is highly competitive and many of the Company’s competitors are substantially larger and possess greater financial resources than does the Company. Frisch's Big Boy restaurants have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of the Company’s management, presently dominates the family-style sector of the restaurant industry in any of the Company’s operating markets. That could change at any time due to:

•	changes in economic conditions

•	changes in demographics in neighborhoods where the Company operates restaurants

•	changes in consumer perceptions of value, food and service quality

•	changes in consumer preferences, particularly based on concerns with nutritional content of food on the Company’s menu

•	new competitors enter the Company’s markets from time to time

•	increased competition from supermarkets and other non-traditional competitors

•	increased competition for quality sites on which to build restaurants
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
The Supply and Cost of Food
Food purchases can be subject to significant price fluctuations that can considerably affect results of operations from quarter to quarter and year to year. Price fluctuations can be due to seasonality or any number of factors, such as weather, foreign demand and demographic factors. The market for beef, in particular, continues to be highly volatile due in part to import and export restrictions. Beef costs can also be affected by bio-fuel initiatives and other factors that influence the cost to feed cattle. The Company depends on timely deliveries of perishable food and supplies. Any interruption in the continuing supply would harm the Company’s operations.
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
Negative publicity associated with legal claims against the Company, especially those related to food safety issues, could harm the Company's reputation and brand (whether or not such complaints are valid), which, in turn, could adversely affect operating results. Publicity surrounding food safety issues has caused irreparable harm to the reputations of certain operators in the restaurant industry in the past. The Company’s reputation and brand can also be harmed by food safety issues and other operational problems that may be experienced by Frisch's Big Boy restaurants that the Company licenses to other operators, as well as Big Boy restaurants (non Frisch's) that are operated by others outside of the Company's territories. Other negative publicity such as that arising from rumor and innuendo spread through social internet media and other sources can create adverse effects on the Company’s results of operations.
Governmental and Other Rules and Regulations
Governmental and other rules and regulations can pose significant risks to the Company. Examples include:

•	general exposure to penalties or other costs associated with the potential for violations of numerous governmental regulations, including:

◦	immigration (I-9) and labor regulations regarding the employment of minors

◦	minimum wage and overtime requirements

◦	employment discrimination and sexual harassment

◦	health, sanitation and safety regulations

◦	facility issues, such as meeting the requirements of the Americans with Disabilities Act of 1990 or liabilities to remedy unknown environmental conditions

•	changes in existing environmental regulations that would significantly add to the Company’s costs

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety

•	climate legislation that adversely affects the cost of energy

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements

•	compliance with legislation enacted to reform the U.S. health care system could have a material adverse effect upon the Company’s health care costs

•
nutritional labeling on menus - compliance with legislation enacted to reform the U.S. health care system that requires nutritional labeling to be placed on menus and the Company’s reliance on the accuracy of certain information that may be obtained from third party suppliers

•	nutritional labeling on menus – potential adverse effect on sales and profitability if customers’ menu ordering habits should change

•	legislation or court rulings that result in changes to tax codes that are adverse to the Company

•	changes in accounting standards imposed by governmental regulators or private governing bodies could adversely affect the Company’s financial position

•	estimates used in preparing financial statements and the inherent risk that future events affecting them may cause actual results to differ markedly
Catastrophic Events
Unforeseen catastrophic events could disrupt the Company’s operations, the operations of the Company’s suppliers and the lives of the Company’s customers. In particular, the dependency of the Company's restaurants on the commissary operation could present an extensive disruption of products to restaurants should a catastrophe impair its ability to operate. Examples of catastrophic events include but are not limited to:

•	adverse winter weather conditions

•	natural disasters such as earthquakes or tornadoes

•	fires or explosions

•	widespread power outages

•	criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes

•	acts of terrorists or acts of war

•	civil disturbances and boycotts

•	disease transmitted across borders that may enter the food supply chain
Technology and Information Systems
Technology and information systems are of vital importance to the strategic operation of the Company. Security violations such as unauthorized access to information systems, including breaches on third party servers, could result in the loss of proprietary data. Should consumer privacy be compromised, consumer confidence may be lost, which could adversely affect sales and profitability. To prevent credit card fraud, the Payment Card Security Standards Council requires an annual audit to certify the Company's compliance with the required internal controls of processing and storing of credit card data. A finding of non-compliance could restrict the Company's authorization to accept credit cards as a form of payment, which could adversely affect sales and profitability.
Other events that could pose threats to the operation of the business include:

•	catastrophic failure of certain information systems

•	difficulties that may arise in maintaining existing systems

•	difficulties that may occur in the implementation of and transition to new systems

•	financial stability of vendors to support software over the long term

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
All of the Company’s Frisch's Big Boy restaurants are freestanding, well-maintained facilities. Older restaurants are generally located in urban or heavily populated suburban neighborhoods that cater to local trade rather than highway travel. A few of these restaurant facilities are now more than 40 years old. Restaurants that have been opened since the early 1990’s have generally been located near interstate highways. A typical restaurant built before 2001 contains on average approximately 5,600 square feet with seating capacity for 156 guests. The prototype that was introduced in 2001 has generally contained 5,700 square feet with seating for 172 guests. An adaptation of the 2001 prototype was introduced in 2010 for use in smaller trade areas. Its footprint approximates 5,000 square feet and has 148 dining room seats.
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
The following table summarizes the number and location of Company operated restaurants and restaurants licensed to others as of May 29, 2012:

	Frisch's Big Boy
	Company Operated	Operated by Licensees
Cincinnati, Ohio market	50	4
Dayton, Ohio market	19	—
Columbus, Ohio market	10	1
Louisville, Kentucky market	9	2
Lexington, Kentucky market	5	3
Toledo, Ohio market	—	13
Other	—	2
Total	93	25

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
In recent years, it has sometimes become necessary to enter ground leases to obtain desirable land on which to build. In addition, many of the restaurants operated by the Company that opened prior to 1990 were financed with sale/leaseback transactions. Most of the leases have multiple renewal options. All of the leases generally require the Company to pay property taxes, insurance and maintenance. As of May 29, 2012, 14 restaurants were in operation on non-owned premises, 13 of which are classified as operating leases with one being treated as a capital lease. Three of the operating leases contain options to purchase the underlying properties, which become available over time. Under the terms of the lone capital lease, the Company is required to acquire the underlying land in fee simple estate at any time between the 10th (2020) and 15th (2025) years of the lease. The following table recaps the Company's restaurant operations by type of occupancy:

Frisch's Big Boy
Land and building owned	79
Land or land & building leased	14
Total	93
Four of the 14 leases in the above table will expire during the next five years, as detailed in the list below. While none of the four expiring leases has a purchase option, all four have renewal options available.

Fiscal year ending in	Number of leases expiring
2013	—
2014	1
2015	3
2016	—
2017	—
Construction of one new Frisch's Big Boy restaurant was in progress at May 29, 2012, on land owned by the Company in the Cincinnati market.
None of the real property owned by the Company is currently encumbered by mortgages or otherwise pledged as collateral. With the exception of certain delivery and other equipment utilized under capital leases expiring during periods through fiscal year 2019, the Company owns substantially all of the furnishings, fixtures and equipment used in the operation of the business.
The Company owns a 79,000 square foot building that houses its commissary in Cincinnati, Ohio. It is suitable and adequate to supply the Company's restaurant operations and the needs of restaurants licensed to others. As the facility normally operates one shift daily, additional productive capacity is readily available if needed.
The Company maintains its headquarters in Cincinnati on a well-traveled street in a mid-town business district. This administrative office space approximates 49,000 square feet and is occupied under an operating lease expiring December 31, 2022. During the term of the lease, the Company has been granted the right of first refusal in the event that the lessor receives a bona fide purchase offer from a third party. The Company has an option to purchase the property at the end of the term expiring December 31, 2022.
The Company owns seven undeveloped pieces of land, four of which may ultimately be developed into restaurant facilities while no specific plans have been made for the three other pieces. Two of theses sites are located in the Cincinnati market, two are in the Columbus, Ohio market, one is in the Dayton, Ohio market with the other two in outlying areas of Indiana. The Company also owns one former restaurant building in the Cincinnati market that it leases to a third party.
Seven surplus land locations owned by the Company were listed for sale with brokers as of May 29, 2012, four of which are located in the Columbus, Ohio area, one is located in the Louisville, Kentucky area, one is in the Dayton, Ohio area and the seventh is located in Toledo, Ohio.
Three former Frisch's Big Boy restaurants owned by the Company are also listed for sale with brokers, one in each of the Cincinnati, Dayton, and Louisville, Kentucky markets. In addition, four former Golden Corral restaurants (which ceased operating in August 2011) are listed for sale with brokers, three of which are in the Cincinnati market area and the other one is in the Cleveland, Ohio market area.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurant operations are situated. The seven restaurant operations were sold to Golden Corral Corporation (GCC) in May 2012 at which time the seven operating leases were simultaneously assigned to GCC, with the Company contingently liable in the event of default by GCC. The amount remaining under contingent lease obligations totaled $7,591,000 as of May 29, 2012, for which the aggregate average annual lease payments approximate $644,000 in each of the next five years. The Company is also contingently liable for the performance of a certain ground lease (for property located in Covington, Kentucky on which a hotel once operated by the Company is situated) that was assigned to a third party in 2000; the annual obligation of the lease approximates $48,000 through 2020. Should either of these the third parties default, the Company generally has the right to re-assign the leases.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
(Items 5 through 9)
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on NYSE MKT under the symbol “FRS.” The closing price of the Company’s common stock as reported by NYSE MKT on July 24, 2012 was $26.99. There were approximately 1,625 shareholders of record as of July 24, 2012. The following table sets forth the high and low sales prices for the common stock and the cash dividend declared for each quarter within the Company’s two most recent fiscal years:

	Fiscal Year Ended May 29, 2012			Fiscal Year Ended May 31, 2011
	Stock Prices		Dividend	Stock Prices		Dividend
	High	Low	per share	High	Low	per share
1st Quarter	$24.39	$18.53	15¢	$21.49	$18.54	13¢
2nd Quarter	$20.43	$18.44	16¢	$23.70	$18.84	15¢
3rd Quarter	$24.20	$19.22	16¢	$22.34	$19.89	15¢
4th Quarter	$28.47	$22.95	16¢	$23.61	$20.53	15¢
Dividend Policy
Through July 10, 2012, the Company has paid 206 consecutive quarterly cash dividends during its 52 year history as a public company. The Company currently expects that regular quarterly cash dividends will continue to be paid for the foreseeable future at rates comparable with or slightly higher than those shown in the above table.
On July 25, 2012, the Board of Directors declared a special one time dividend of $9.50 per share payable September 14, 2012 to shareholders of record at the close of business on August 31, 2012. The total amount of the special dividend payment will be approximately $46.9 million based on the present number of shares outstanding.
Equity Compensation Plan Information
Information regarding equity compensation plans under which common stock of the Company is authorized for issuance is incorporated by reference to Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities
The following table shows information pertaining to the Company’s repurchases of its common stock during its fourth quarter that ended May 29, 2012:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 7, 2012 to April 3, 2012	—	$—	—	—
April 4, 2012 to May 1, 2012	—	$—	—	—
May 2, 2012 to May 29, 2012 (1)	93	$25.52	—	—
Total	93	$25.52	—	—
(1)    In the period ended May 29, 2012, 93 shares were re-acquired at an average cost of $25.52 per share to cover withholding tax obligations in connection with vesting of restricted stock awards.
On July 25, 2012, the Board of Directors authorized the Company to purchase, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock representing approximately 9 percent of the Company's total outstanding shares. The authorization allows purchases to begin immediately and to occur from time to time over the next three years.
Performance Graph
The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock over the five year period ending May 29, 2012 with the Russell 2000 Index and a group of the Company’s peer issuers, selected by the Company in good faith. The graph assumes an investment of $100 in the Company’s common stock, in the Index and in the common stock of each member of the peer group on May 29, 2007 and reinvestment of all dividends.
The Peer Group consists of the following issuers: Bob Evans Farms, Inc., Biglari Holdings, Inc. (Steak n Shake), CBRL Group, Inc. (Cracker Barrel Old Country Store), Denny’s, Inc. and DineEquity, Inc. (IHOP and Applebees).

Item 6. Selected Financial Data
FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
SUMMARY OF OPERATIONS

	(in thousands, except per share data)
	2012	2011	2010	2009	2008
Sales	$205,083	$201,717	$191,609	$193,623	$194,156
Cost of sales
Food and paper	69,042	66,349	61,756	65,475	65,208
Payroll and related	72,370	71,491	68,689	67,256	67,176
Other operating costs	42,156	41,241	38,648	38,674	37,454
	183,568	179,081	169,093	171,405	169,838
Gross profit	21,515	22,636	22,516	22,218	24,318
Administrative and advertising	13,379	12,517	12,258	12,089	11,494
Franchise fees and other revenue	(1,322)	(1,324)	(1,266)	(1,281)	(1,278)
(Gain) loss on sale of assets	(200)	40	—	(1,126)	(524)
Impairment of long-lived assets	1,229	—	—	—	—
Operating profit	8,429	11,403	11,524	12,536	14,626
Interest expense	1,414	1,582	1,748	2,000	2,359
Earnings from continuing operations before income taxes	7,015	9,821	9,776	10,536	12,267

Current income taxes	1,082	190	3,638	2,291	4,356
Deferred income taxes	132	2,526	(608)	697	(315)
Total income taxes	1,214	2,716	3,030	2,988	4,041

Earnings from continuing operations	5,801	7,105	6,746	7,548	8,226

(Loss) earnings from discontinued operations, net of tax	(3,653)	2,368	3,253	3,173	(2,280)

NET EARNINGS	$2,148	$9,473	$9,999	$10,721	$5,946

Basic net earnings per share:
Earnings from continuing operations	$1.18	$1.41	$1.32	$1.48	$1.60
(Loss) earnings from discontinued operations	(0.74)	0.47	0.64	0.62	(0.44)
Basic net earnings per share	$0.44	$1.88	$1.96	$2.10	$1.16

Diluted net earnings per share:
Earnings from continuing operations	$1.17	$1.40	$1.30	$1.46	$1.57
(Loss) earnings from discontinued operations	(0.74)	0.47	0.63	0.62	(0.43)
Diluted net earnings per share	$0.43	$1.87	$1.93	$2.08	$1.14

Dividends paid	$0.63	$0.58	$0.51	$0.48	$0.46
Working capital (deficit)	$37,753	$(14,240)	$(18,661)	$(16,552)	$(20,142)
Total capital expenditures	13,365	19,703	24,484	18,035	14,646
Total assets	179,969	196,027	191,342	179,406	174,149
Total long-term obligations	36,069	41,399	42,707	37,017	32,598
Shareholders’ equity	121,725	125,528	120,094	114,377	110,715
Book value per share at year end	$24.64	$25.51	$23.73	$22.43	$21.67
Return on average shareholders’ equity	1.7%	7.7%	8.5%	9.5%	5.4%
Weighted average number of basic shares outstanding	4,934	5,038	5,104	5,102	5,129
Weighted average number of diluted shares outstanding	4,952	5,068	5,192	5,164	5,228

Number of shares outstanding at year end	4,939	4,920	5,061	5,100	5,110
Sales change percentage	1.7%	5.3%	(1.0)%	(0.3)%	3.0%
Earnings as a percentage of sales
Gross profit from continuing operations	10.5%	11.2%	11.8%	11.5%	12.5%
Operating profit from continuing operations	4.1%	5.7%	6.0%	6.5%	7.5%
Earnings from continuing operations before income taxes	3.4%	4.9%	5.1%	5.4%	6.3%
Earnings from continuing operations	2.9%	3.5%	3.5%	3.9%	4.2%
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
CORPORATE OVERVIEW
Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family style restaurants under the name "Frisch's Big Boy." As of May 29, 2012, 93 Frisch's Big Boy restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana. The Company also licenses 25 Frisch's Big Boy restaurants to other operators who pay franchise and other fees to the Company.
Fiscal Year 2012 ended on Tuesday, May 29, 2012 (a period of 52 weeks comprised of 364 days). It compares with Fiscal Year 2011 that ended on Tuesday, May 31, 2011 and Fiscal Year 2010 that ended on Tuesday, June 1, 2010 (both of which were 52 week periods comprised of 364 days). Fiscal Year 2013 will end on Tuesday, May 28, 2013 (also a period of 52 weeks comprised of 364 days).
At the beginning of Fiscal Year 2012, the Company operated a second business segment, which consisted of 35 grill buffet style "Golden Corral" restaurants that were licensed to the Company by Golden Corral Corporation. The Company closed six of the Golden Corral restaurants in August 2011 due to under performance, which resulted in a pretax charge of $4,000,000 for impairment of long-lived assets that was recorded in the first quarter of Fiscal Year 2012. In May 2012, the Company sold the remaining 29 restaurants to Golden Corral Corporation for $49.8 million (before closing adjustments), which resulted in a pretax loss of $5,590,000, of which $5,257,000 was recorded in the fourth quarter of Fiscal Year 2012. Results for the Golden Corral segment are now reported as discontinued operations for all periods presented in the financial statements and segment information is no longer reported.
The following table recaps the earnings or loss components of the Company's consolidated statement of earnings. All diluted EPS calculations used the following diluted weighted average shares outstanding: 4,951,684 in Fiscal Year 2012, 5,068,466 in Fiscal Year 2011 and 5,192,419 in Fiscal Year 2010.

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010

Earnings from continuing operations before income taxes	$7,015,564	$9,821,005	$9,775,676
Earnings from continuing operations	$5,801,540	$7,104,556	$6,745,222
Diluted EPS from continuing operations	$1.17	$1.40	$1.30
(Loss) earnings from discontinued operations, net of tax	$(3,653,329)	$2,368,033	$3,253,709
Diluted EPS from discontinued operations	$(0.74)	$0.47	$0.63
Net earnings	$2,148,211	$9,472,589	$9,998,931
Diluted net EPS	$0.43	$1.87	$1.93
Factors having a notable effect on earnings from continuing operations before income taxes when comparing Fiscal Year 2012 with Fiscal Year 2011 and Fiscal Year 2010:

•
Consolidated restaurant sales in Fiscal Years 2012, 2011 and 2010 were $205,083,000, $201,717,000 and $191,609,000, respectively. The increases are primarily attributable to more Big Boy restaurants in operation.

•	Big Boy same store sales increased 0.5 percent in Fiscal Year 2012, which followed a 0.4 percent decrease in Fiscal Year 2011.

•	As a percentage of sales, consolidated food costs were 33.7 percent in Fiscal Year 2012, 32.9 percent in Fiscal Year 2011 and 32.2 percent in Fiscal Year 2010.

•	As a percentage of sales, consolidated payroll and related costs were 35.3 percent in Fiscal Year 2012, 35.4 percent in Fiscal Year 2011 and 35.8 percent in Fiscal Year 2010.

•	Self-insurance reserve adjustments – charges to earnings of $26,000, $174,000 and $536,000 were recorded respectively in Fiscal Years 2012, 2011 and 2010.

•	New store opening costs were $398,000 in Fiscal Year 2012, $1,073,000 in Fiscal Year 2011 and $768,000 in Fiscal Year 2010.

•	Share based compensation costs were $938,000 in Fiscal Year 2012, $421,000 in Fiscal Year 2011 and $356,000 in Fiscal Year 2010.

•
Gains & losses on the sale of real estate – a gain of $200,000 was recorded in Fiscal Year 2012 and a loss of $40,000 was recorded in Fiscal Year 2011. No gains or losses occurred during Fiscal Year 2010.

•
Impairment of long-lived assets - charges of $1,229,000 were recorded in Fiscal Year 2012: $901,000 to lower the carrying value of a restaurant that closed near the end of the fiscal year to its estimated fair value; $328,000 to lower previous estimates of fair values of two restaurants that have been held for sale for several years (as part of management's continuing efforts to sell the properties).

Income tax expense included in net earnings for Fiscal Year 2012 is an income tax benefit of $1,494,000, which is the result of applying available tax credits (principally federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit that will be realized on the Fiscal Year's 2012 tax return) against a very low level of pretax earnings for the year.
Underfunded status in the Company sponsored pension plans increased to $14,786,000 as of May 29, 2012, up from $8,946,000 at May 31, 2011. The higher underfunded position decreased equity by $3,943,000, net of tax, which was effected through a charge to accumulated other comprehensive loss.
RESULTS OF OPERATIONS
Except as where noted, the discussion of Results of Operations presented in this MD&A excludes the results from discontinued operations.
Sales
The Company’s sales are primarily generated through the operation of Frisch's Big Boy restaurants. Sales also include wholesale sales from the Company’s commissary to Frisch's Big Boy restaurants licensed to other operators and the sale of Frisch's signature brand tartar sauce to grocery stores. Same store sales comparisons are a key metric that management uses in the operation of the business. Same store sales are affected by changes in customer counts and menu price increases. Changes in sales also occur as new restaurants are opened and older restaurants are closed. Below is the detail of consolidated sales:

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
	(in thousands)
Frisch's Big Boy restaurants operated by the Company	$194,398	$191,493	$181,903
Wholesale sales to licensees	9,434	8,990	8,554
Wholesale sales to groceries	1,251	1,234	1,152
Total sales	$205,083	$201,717	$191,609
A breakdown of changes in Frisch's Big Boy same store sales by quarter follows:

Same store sales changes	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Fiscal Year 2012	(0.2)%	0.4%	1.7%	(1.7)%	0.5%
Fiscal Year 2011	(0.8)%	(1.1)%	0.2%	0.5%	(0.4)%

The same store sales comparisons include average menu price increases of 1.2 percent, 1.0 percent, and 1.0 percent, implemented respectively near the ends of the third quarters of Fiscal Years 2012, 2011 and 2010. The first quarters of Fiscal Years 2012, 2011 and 2010 included average menu price increases of 1.5 percent, 1.0 percent, and 1.0 percent, respectively. Another increase is currently being planned for implementation in the first quarter of Fiscal Year 2013 (September 2012). Customer counts in same stores were 2.1 percent lower in Fiscal Year 2012 compared with Fiscal Year 2011, which was 2.0 percent lower than Fiscal Year 2010. While higher menu prices may contribute to the overall trend in lower customer traffic, management believes larger factors are the persistently high unemployment rate in the Midwest and the continuation of high gasoline prices, which continue to restrict the disposable income of the customer base, which in turn limits sales growth opportunities.
The Company operated 93 Big Boy restaurants as of May 29, 2012. The count of 93 includes the following openings and closings since the beginning of Fiscal Year 2010 (June 2009):
Fiscal Year 2012

•	Closed unit in May 2012 in Cincinnati, Ohio

•	Closed unit in May 2012 in Elizabethtown, Kentucky (Louisville market)

•	Closed unit in December 2011 in Columbus, Ohio

•	Opened unit in October 2011 in Highland Heights, Kentucky (Cincinnati market - replaced unit in Ft. Thomas, Kentucky)

•	Closed unit in September 2011 in Ft. Thomas, Kentucky (Cincinnati market)

•	Opened unit in July 2011 near Cincinnati, Ohio
Fiscal Year 2011

•	New unit opened in December 2010 in Heath, Ohio (Columbus market)

•	New unit opened in October 2010 in Elizabethtown, Kentucky (Louisville market)

•	New unit opened in August 2010 near Dayton, Ohio

•	New unit opened in July 2010 in Louisville, Kentucky
Fiscal Year 2010

•	New unit opened in May 2010 in Shepherdsville, Kentucky (Louisville market)

•	New unit opened in April 2010 in Independence, Kentucky (Cincinnati market)

•	New unit opened in November 2009 near Hamilton, Ohio (Cincinnati market)

•	Replacement unit opened in September 2009 in Lawrenceburg, Indiana (Cincinnati market) – no sales interruption
Planned Big Boy Openings in Fiscal Year 2013

•	Near Cincinnati, Ohio - August 2012
Proposed regulations of the menu labeling provisions of the federal Patient Protection and Affordable Care Act (enacted March 2010) were issued by the U.S. Food and Drug Administration (FDA) on April 1, 2011. Nutritional information will be required to appear on menus no later than six months after the FDA publishes the final rule, which it had yet to do as of June 2012. Sales volumes could be adversely affected if customers significantly alter their dining choices as a result of the requirement to add nutritional information to menus.
The Payment Card Industry Security Standards Council (PCI) has a data security standard with which all organizations that process card payments must comply. The standard is intended to prevent credit card fraud by focusing on the internal controls of processing and storing such data. PCI requires an annual audit to certify the Company's compliance with the required internal controls. The

Company received its Attestations of Compliance in June 2011 and again in June 2012. A finding of non-compliance could have restricted the Company’s ability to continue accepting credit and debit cards as a form of payment.
A plan is currently under development to significantly expand the Company's grocery line business by adding "Frisch's" brand of salad dressings in grocery stores, joining "Frisch's" brand tartar sauce, which has been a long-standing staple on grocery store shelves in Ohio, Kentucky and Indiana. The deletion of the reference to "Big Boy" will allow the "Frisch's" brand to enter previously restricted markets.
Gross Profit
The determination of gross profit is shown with operating percentages in the following table. The table is intended to supplement the cost of sales discussion that follows. Cost of sales is comprised of food and paper costs, payroll and related costs, and other operating costs.

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Sales	100.0%	100.0%	100.0%
Food and paper	33.7%	32.9%	32.2%
Payroll and related	35.3%	35.4%	35.8%
Other operating costs (including opening costs)	20.6%	20.4%	20.2%
Gross profit	10.4%	11.3%	11.8%
Food prices continued to sharply escalate in Fiscal Year 2012. Higher prices were paid for most commodities, especially beef and pork. Hamburger and bacon have the greatest consumption of all items in the menu mix. The price of hamburger continues at record highs driven by a) the high cost of corn, which is the primary feed ingredient for cattle, hogs and poultry, and b) record low beef supplies and strong demand for exports. The cost for beef and other commodities is expected to continue rising, especially given the 2012 drought conditions in the nation's corn belt.
Although the Company does not use financial instruments as a hedge against changes in commodity prices, purchase contracts for some commodities may contain provisions that limit the price the Company will pay. In addition, the effect of commodity price increases is actively managed with changes to the menu mix, together with periodic increases in menu prices. However, rapid escalations in the cost of food can be problematic to effective menu management, as evidenced by the rising percentages in the above table despite higher prices being charged to customers.
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
The across the board decreases in payroll and related costs (as a percentage of sales) shown in the above table were driven primarily by the combination of higher menu prices charged to customers and a reduction in labor hours commensurate with lower customer counts. In Fiscal Year 2011, payroll and related costs received the benefit from the federal Hiring Incentives to Restore Employment Act of 2010 (HIRE Act, enacted March 2010) under which the Company did not have to pay the employer’s share of social security (FICA) taxes on certain new hires. FICA credits under the HIRE Act amounted to $472,000 during Fiscal Year 2011.
Notwithstanding the improvements shown in payroll and related cost percentages in the above table, payroll and related costs continue to be adversely affected by mandated increases in the minimum wage:

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

Although there is no seasonal fluctuation in employment levels, the number of hours worked by hourly paid employees has always been managed closely according to sales patterns in individual restaurants. However, the effects of paying the mandated higher hourly rates of pay have been and are continuing to be countered through the combination of reductions in the number of scheduled labor hours and higher menu prices charged to customers. Without benefit of reductions in labor hours, the Ohio minimum wage increase on January 1, 2012 would add an estimated $420,000 to annual payroll costs in Ohio restaurant operations.
Despite the savings that come from reductions in hours worked and higher menu prices charged to customers, other factors add to payroll and related costs. These factors include higher costs associated with benefit programs offered by the Company, including medical insurance premiums and pension related costs.
Medical insurance premiums for the 2012 calendar plan year are projected to be approximately $8,550,000, which is 3.1 percent higher than the previous year and 5.6 percent higher than two years ago. The Company has typically absorbed 80 percent of the cost for medical premiums, with employees contributing the remaining 20 percent. As costs continue to escalate, it is likely that employees will be asked to contribute a greater percentage in the future. Management continues to analyze and evaluate health care reform legislation (the federal Patient Protection and Affordable Care Act, enacted March 2010) to determine the future short and long term effects upon the Company, while developing various strategies to mitigate the expected financial burden.
Net periodic pension cost (including amounts charged to discontinued operations) was $2,746,000, $3,025,000 and $2,818,000 respectively, in Fiscal Years 2012, 2011 and 2010. Net periodic pension expense for Fiscal Year 2012 included a benefit in excess of $550,000 from changes in assumptions relating to retirement, termination and marriage. Fiscal Year 2012's net periodic pension cost also included the effect of a curtailment credit of $16,000 from the termination of Golden Corral employees. Settlement losses of $157,000 and $256,000 were included in the net periodic pension costs respectively for Fiscal Years 2012 and 2010. No settlement losses were incurred in Fiscal Year 2011. Settlement losses are triggered when the sum of all settlements (lump sum cash outs) exceed interest and service cost. No settlement losses are expected in Fiscal Year 2013.
The expected long-term rate of return on plan assets used to compute pension cost was 7.50 percent in Fiscal Year 2012 and 2011, which was lowered from 8.00 percent in Fiscal Year 2010. The assumption will remain at 7.50 percent for the determination of pension costs for Fiscal Year 2013. The discount rate used in the actuarial assumptions to compute pension costs was 5.25 percent in Fiscal Year 2012, which was lowered from 5.50 percent in Fiscal Year 2011 and from 6.50 percent in Fiscal Year 2010. The rate for Fiscal Year 2013 will be lowered to 4.25 percent. Net periodic pension cost will increase by approximately $135,000 for each decrease of 25 basis points in the discount rate. The rate of compensation increase used to calculate pension costs was 4.0 percent in Fiscal Years 2012, 2011 and 2010, It will remain at 4.0 percent for Fiscal Year 2013.
Net periodic pension cost for Fiscal Year 2013 is currently estimated at approximately $3,250,000. The primary drivers of the higher projected expense are a the lower discount rate and a negative return on plan assets that was experienced in Fiscal Year 2012.
Contributions made to Company sponsored plans were $2,100,000, $1,600,000 and $1,625,000 respectively, in Fiscal Years 2012, 2011 and 2010. Contributions for Fiscal Year 2013 are currently anticipated to be at least $2,100,000, which includes amounts to meet minimum legal funding requirements and potential discretionary contributions. Future funding of the pension plans largely depends upon the performance of investments that are held in trusts that have been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. The fair value of all plan assets was $26,684,000, $27,906,000 and $23,030,000 respectively at the end of Fiscal Years 2012, 2011 and 2010. Although equity markets have made significant rebounds since 2009 when market declines lowered the fair value of plan assets to $19,744,000 from $26,213,000 at the end of the previous year, funding requirements continue to be adversely affected and combined with low bond rates will likely require the continued recognition of significantly higher net periodic pension costs than had been incurred prior to 2009.
Pension accounting standards require the overfunded or underfunded status of defined benefit pension plans to be recognized as an asset or liability in the Company’s consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations (PBO). Underfunded status at May 29, 2012 increased to $14,786,000 (fair value of plan assets $26,684,000 versus PBO of $41,470,000), up from $8,946,000 (fair value of plan assets $27,906,000 versus PBO of $36,852,000) at May 31, 2011. The PBO at May 29, 2012 includes former Golden Corral employees measured at accumulated benefit obligation (no projections for future salary increases or additional years of credited service). The increase in the PBO at May 29, 2012 is the result of a decrease in the fair value of plan assets and the lowering of the discount rate to 4.25 percent from

5.25 percent at May 31, 2011. Each decrement of 25 basis points in the discount rate increases PBO by an estimated $1,250,000.
The Company’s equity was decreased $3,943,000, net of tax, at May 29, 2012 to establish underfunded status at $14,786,000. The decrease in equity was effected through a charge to accumulated other comprehensive loss. Equity was increased $1,538,000, net of tax, to establish underfunded status of $8,946,000 at May 31, 2011, which was effected through a credit to accumulated other comprehensive loss.
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
Payroll and related costs are also affected by adjustments that result each quarter when management performs a comprehensive review of claims experience in the Company's self-insured Ohio workers’ compensation program. Increases to the self-insured reserves result in charges to payroll and related costs, while decreases to the reserves result in credits to payroll and related costs. The reserves were increased (charged against payroll and related costs) by $26,000, $174,000 and 536,000 respectively, in Fiscal Years 2012, 2011 and 2010.
Other operating costs include occupancy costs such as maintenance, rent, depreciation, abandonment losses, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, new restaurant opening costs, and many other restaurant operating costs. Opening costs can have a significant effect on the operating costs. Opening costs in Fiscal Years 2012, 2011 and 2010 were $398,000, $1,073,000, and $768,000 respectively. As most of the other typical expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store sales levels. In other words, percentages will generally rise when sales decrease and percentages will generally decrease when sales increase.
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
Administrative and advertising expense was $13,379,000, $12,517,000 and $12,258,000 respectively in Fiscal Years 2012, 2011 and 2010. Advertising expense represents the largest component of these costs. Advertising expense was $4,911,000, $4,910,000, and $4,665,000 respectively in Fiscal Years 2012, 2011 and 2010. Spending for advertising and marketing programs is proportionate to sales levels, reflecting the Company’s long-standing policy to spend a constant percentage of sales on advertising and marketing. All other administrative costs were $8,468,000, $7,607,000 and $7,593,000 respectively in Fiscal Years 2012, 2011 and 2010. The Chief Executive Officer’s (CEO) incentive compensation was included in other administrative costs as follows: zero, $265,000 and $511,000 respectively was accrued in Fiscal Years 2012, 2011 and 2010. Stock based compensation costs included in other administrative costs were $938,000, $421,000 and $356,000 respectively in Fiscal Years 2012, 2011 and 2010. Stock based compensation cost for Fiscal Year 2012 included $371,000 for an unrestricted stock award to the CEO. The unrestricted stock award was granted in exchange for the CEO's termination of an option to purchase 40,000 shares of the Company's common stock.
Revenue from franchise fees is based upon sales volumes generated by Frisch's Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of May 29, 2012, 25 Frisch's Big Boy restaurants were licensed to other operators and paying franchise fees to the Company. No new licensed Big Boy restaurants opened during any of the periods presented in this MD&A; one closed during Fiscal Year 2010. Other revenue also includes certain other fees earned from Frisch's Big Boy restaurants licensed to others along with minor amounts of rent and investment income.
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
Gains from sales of real property in Fiscal Year 2012 amounted to $200,000, primarily from the February 2012 sale of a former Frisch's Big Boy restaurant. Sales proceeds in Fiscal Year 2012 were $393,000. Losses from sales involving real property in Fiscal Year 2011 amounted to $40,000, primarily from the March 2011 sale of certain surplus property. Total sale proceeds in Fiscal Year 2011 were $386,000. No sales of real property occurred during Fiscal Year 2010.
One under performing Frisch's Big Boy restaurant (owned in fee simple) was permanently closed near the end of Fiscal Year 2012,

which resulted in a non-cash pretax impairment charge of $901,000 to lower its carrying value to estimated fair value. In addition, the continuation of soft market conditions resulted in a non-cash pretax impairment charge totaling $328,000 to lower the previous estimates of the fair values of two former Frisch's Big Boy restaurants that have been held for sale for several years. No charges for impairment of assets were recorded during Fiscal Years 2011 or 2010.
Interest Expense
Interest expense was $1,414,000, $1,582,000 and $1,749,000 respectively, in Fiscal Years 2012, 2011 and 2010. The decreases are primarily the result of lower debt levels.
Income Taxes
Income tax expense as a percentage of pre-tax earnings was 17.3 percent in Fiscal Year 2012, 27.7 percent in Fiscal Year 2011 and 31.0 percent in Fiscal Year 2010. The effective rates have been kept consistently low through the Company’s use of available tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the federal Work Opportunity Tax Credit (WOTC). These credits are generally more favorable to the effective tax rate when pretax earnings decrease. The WOTC expired December 31, 2011. In addition, Fiscal Year 2012 includes a tax benefit of $112,000 in connection with a net operating loss in the state of Kentucky, which arose because the Company will begin reporting taxable income using the mandatory nexus consolidated filing method.
The Company believes it has no uncertain tax positions that have been filed or that are expected to be taken on a future tax return. The Internal Revenue Service completed its examination of the Company’s tax return for Fiscal Year 2009 in November 2010. The examination resulted in no changes.

DISCONTINUED OPERATIONS
On May 16, 2012, the Company closed on the sale of its Golden Corral restaurant operations to Golden Corral Corporation, from which the Company had previously been granted licenses to operate the 29 restaurants that comprised the assets that were sold in the transaction. The Company recorded a pretax loss on the sale of $5,590,000 ($5,257,000 in the fourth quarter) during the year ended May 29, 2012.
The Company had previously closed six under preforming Golden Corral restaurants in August 2011, which resulted in a non-cash pretax asset impairment charge (with related closing costs) of $4,000,000 that was recorded in the first quarter of Fiscal Year 2012 (ended September 20, 2011). The impairment charge lowered the carrying values of the six restaurant properties to their estimated fair values. Additional non-cash pretax impairment charges of $388,000 were subsequently recorded during Fiscal Year 2012: $94,000 in the third quarter ended March 6, 2012 based on a contract that was accepted for less than the original estimate of fair value, and $294,000 in the fourth quarter to reflect revised opinions of value from real estate brokers.
Results of discontinued operations are shown in the following table:

		(in thousands)
	2012 (50 weeks)	2011 (52 weeks)	2010 (52 weeks)
Sales	$92,227	$101,824	$101,263

Food and paper	35,420	39,135	37,895
Payroll and related	26,605	29,576	29,230
Other operating costs	24,027	26,978	26,825
	86,052	95,689	93,950

Gross profit	6,175	6,135	7,313

Administrative and advertising	2,580	2,767	2,384
(Gain) loss on sale of assets	(22)	—	—
Loss on sale of Golden Corral	5,590	—	—
Impairment of long-lived assets	4,388	—	—

(Loss) earnings from discontinued operations before income taxes	(6,361)	3,368	4,929

Income taxes	(2,708)	1,000	1,675

(Loss) earnings from discontinued operations, net of tax	$(3,653)	$2,368	$3,254

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

Proceeds from the May 2012 sale of the Company's 29 Golden Corral restaurants amounted to $49.8 Million (before closing adjustments). As of May 29, 2012, $42,000,000 had been invested in commercial paper with original maturities of 90 days or less. In addition, the sum of $3,118,000 from the proceeds was being held by a third party intermediary in anticipation of the completion of qualifying like kind exchanges in order to defer taxable gains pursuant to Section 1031 of the Internal Revenue Code.

Working Capital Practices
The Company's working capital was $37,753,000 as of May 29, 2012. A working capital deficit of $14,240,000 existed as of May 31, 2011. The improvement is directly attributable to the cash equivalents that were on hand at May 29, 2012 from the sale of the 29 Golden Corral restaurants in May 2012.

Aside from the May 2012 sale of the 29 Golden Corral restaurants, the Company has historically maintained a strategic negative working capital position, which is a common practice in the restaurant industry. As significant cash flows are consistently provided by operations and credit lines remain readily available, this practice should not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments shown in the following table.

Aggregated Information about Contractual Obligations and Commercial Commitments as of May 29, 2012:

			Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$21,039	$6,593	$4,846	$3,652	$2,721	$1,654	$1,573
	Interest on Long-Term Debt (estimated)	2,051	858	559	334	175	88	37
	Rent due under Capital Lease Obligations	2,416	259	246	246	245	220	1,200
1	Rent due under Operating Leases	13,396	992	1,000	878	774	788	8,964
2	Purchase Obligations	14,535	13,000	1,292	243	—	—	—
3	Other Long-Term Obligations	631	234	237	160	—	—	—
	Total Contractual Cash Obligations	$54,068	$21,936	$8,180	$5,513	$3,915	$2,750	$11,774

1.	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2.
Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property, if any. Does not include agreements that can be canceled without penalty.

3.	Deferred compensation liability (undiscounted).
The Company has had a financing package of unsecured credit facilities in place for many years with the same lending institution. The financing package was amended and restated in April 2012 (2012 Loan Agreement). The 2012 Loan Agreement increased the amount available to be borrowed on the Construction Loan to $15,000,000, up $6,500,000 from the $8,500,000 that had remained available from the previous renewal cycle. As of May 29, 2012, $15,000,000 was available to be borrowed by the Company.
The 2012 Loan Agreement also renewed the $5,000,000 Revolving Loan, which provides financing to fund temporary working capital if needed (unused as of May 29, 2012).
All funds available under the 2012 Loan Agreement are readily accessible for borrowing through October 2013. The Company is in compliance with the covenants contained in the 2012 Loan Agreement.
Operating Activities
Net cash provided by continuing operations was $14,257,000 in Fiscal Year 2012, which compares with $20,007,000 in Fiscal Year 2011 and $17,655,000 Fiscal Year 2010. Changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from year to year, account for most of the changes.
Management has measured cash flows from continuing operations by simply adding back certain non-cash expenses to earnings from continuing operations. These non-cash expenses include items such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of long-lived assets, stock based compensation costs and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $18,288,000 in Fiscal Year 2012, $18,469,000 in Fiscal Year 2011 and $16,422,000 in Fiscal Year 2010.

An automatic Change in Accounting Method was filed with the Internal Revenue Service (IRS) in Fiscal Year 2011, to allow immediate deduction of certain repairs and maintenance costs, replacing the previous treatment that had capitalized these costs. In December 2011, the IRS issued new temporary and proposed regulations on tangible property that significantly departs from the prior proposed regulations on which the Company's Change in Accounting Method was based. Management is currently reviewing the new temporary and proposed regulations to determine the effect, if any, upon the Company's Change in Accounting Method, which would have to be applied beginning in Fiscal Year 2013.
Net cash provided by discontinued operations in Fiscal Year 2012 was determined as follows: normal changes in assets and liabilities plus certain non-cash expenses, such as depreciation, the loss on the sale of 29 restaurants net of the gain on the sale of other properties, and charges for the impairment of long-lived assets, were added back to the loss from discontinued operations, net of tax. The same basic formula was used for Fiscal Years 2011 and 2010.
Investing Activities
Capital spending is normally the principal component of the Company’s investing activities. Capital spending was $10,731,000 during Fiscal Year 2012 as fewer new restaurants were opened, down from $17,149,000 in Fiscal Year 2011 and $21,373,000 in Fiscal Year 2010. These capital expenditures consisted of site acquisitions for expansion, new restaurant construction, ongoing reinvestments in existing restaurants including remodel jobs, routine equipment replacements and other maintenance capital outlays.
Proceeds from sales of real property during Fiscal Year 2012 amounted to $393,000, primarily the result of the February 2012 sale of a Frisch's Big Boy restaurant that was permanently closed in October 2011. Proceeds from sales of real property during Fiscal Year 2011 amounted to $386,000, primarily the result of the March 2011 sale of certain surplus property. No sales of real property occurred in Fiscal Year 2010. Total proceeds from disposition of property as shown on the consolidated statement of cash flows include amounts received from completely separate transactions to sell used equipment and/or other operating assets. Three former Frisch's Big Boy restaurants, four former Golden Corral restaurants (permanently closed August 2011) and seven surplus land locations are currently held for sale at an aggregate asking price of approximately $9,800,000.
Net cash provided by discontinued investing activities amounted to $46,872,000 during Fiscal Year 2012, primarily from the sale proceeds of the 29 Golden Corral restaurants in May 2012, together with proceeds from the sale of two of the six Golden Corral restaurants (permanently closed August 2011) and net of all capital expenditures that occurred prior to the sale of the 29 restaurants and the six permanent closures. Net cash used in discontinued investing activities in prior years was principally for capital spending, which was mostly for remodel jobs and routine equipment replacements.
Financing Activities
Borrowing against credit lines amounted to $2,000,000 during Fiscal Year 2012. Scheduled and other payments of long-term debt and capital lease obligations amounted to $11,542,000 during Fiscal Year 2012.
Regular quarterly cash dividends to shareholders amounted to $3,108,000 in Fiscal Year 2012, or $0.63 per share. The dividend per share was $0.58 in Fiscal Year 2011 and $0.51 in Fiscal Year 2010. A $0.16 per share quarterly dividend was declared on June 26, 2012. Its payment on July 10, 2012 was the 206th consecutive quarterly dividend paid by the Company. The Company currently expects to continue its 52 year practice of paying regular quarterly cash dividends.
During Fiscal Year 2012, 7,000 shares of the Company’s common stock were re-issued from the Company's treasury pursuant to the exercise of stock options, which yielded proceeds to the Company of approximately $131,000. As of May 29, 2012, 399,586 shares granted under the Company's two stock option plans remained outstanding, including 366,919 fully vested shares at a weighted average exercise price of $24.06 per share. The closing price of the Company's stock on May 29, 2012 was $27.60. The intrinsic value of 317,168 fully vested "In the Money" options was $1,647,000, which, if exercised, would yield $7,107,000 in proceeds to the Company. No stock options were granted during Fiscal Year 2012.
On June 15, 2011, the Chief Executive Officer (CEO) was granted an unrestricted stock award of 17,364 common shares and a group of executive officers and other key employees was granted an aggregate award of 7,141 restricted shares of common stock. The total value of the unrestricted award to the CEO amounted to $371,000. The total value of the restricted awards granted to executive officers and other key employees amounted to $150,000. On October 5, 2011, 14,560 shares of restricted stock were awarded to non-employee members of the Board of Directors and an award of 2,080 restricted shares was granted to the CEO pursuant to the terms of his employment agreement. The total value of all restricted awards issued on October 5, 2011 amounted to $320,000. All restricted shares vest in full on the first anniversary date of the award, unless accelerated by the Compensation Committee of the Board of Directors. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service or employment ends, except that enough shares may be sold to satisfy tax obligations attributable to the grants. All unrestricted and restricted shares were awarded under the 2003 Stock Option and Incentive Plan (2003 Plan). As of May 29, 2012, 485,094 shares remained available for awards under the 2003 Plan.
The fair value of stock options granted and restricted stock issued is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. Although no stock options were granted during Fiscal Year 2012, compensation cost continues from the run-out of options granted in previous years. Compensation cost from restricted shares issued as shown in the table below includes costs from the run-out of awards granted in October 2010 to non-employee members of the Board of Directors. The fair value of unrestricted stock issued to the CEO in June 2011 was recognized entirely during the first quarter of Fiscal Year 2012, which ended September 20, 2012. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the consolidated statement of earnings:

	2012	2011	2010
		(in thousands)
Stock options granted	$137	$273	$356
Restricted stock issued	430	148	—
Unrestricted stock issued	371	—	—
Share-based compensation cost, pretax	$938	$421	$356
On June 13, 2012, the executive officers (excluding the CEO) and other key employees were granted an aggregate unrestricted stock award of 4,850 shares of common stock. The total value of the award amounted to $127,000, for which the Company will record a charge against its pretax earnings in the first quarter (ending September 18, 2012) of Fiscal Year 2013.
The stock repurchase program that was authorized by the Board of Directors in January 2010 expired on January 6, 2012. Up to 500,000 shares of the Company's common stock had been authorized to be repurchased in the open market or through block trades. During the two year life of the program, the Company acquired 289,528 shares at a cost of $6,107,000, of which 19,596 shares were acquired during Fiscal Year 2012 at a cost of $417,000. No repurchases were made after September 2011.
Separate from the repurchase program, the Company's treasury acquired 10,794 shares of its common stock during Fiscal Year 2012 at a cost of $225,000 to cover withholding tax obligations in connection with restricted and unrestricted stock awards. Most of these were acquired in June 2011 when 7,998 shares valued at $171,000 were surrendered by the CEO to cover the tax obligation on his unrestricted stock award.
Other Information
The Company opened two new Frisch's Big Boy restaurants during Fiscal Year 2012. The first opened in July 2011 on land that was acquired in fee simple estate during Fiscal Year 2011. The second one opened in October 2011 on ground that is leased to the Company. It replaced an older nearby restaurant. One new restaurant was under construction as of May 29, 2012, which is scheduled to open in August 2012. Several other sites owned by the Company - including two that were acquired in Fiscal Year 2012 - have been "land banked" for possible future development.
Including land and land improvements, the cost required to build and equip each new Frisch's Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, both of which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether the new restaurant is constructed using plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its smaller adaptation, the 2010 building prototype (5,000 square feet with seating for 148 guests), which is used in smaller trade areas. The larger 2001 building prototype plan was used to construct both of the new restaurants that opened during Fiscal Year 2012. The smaller 2010 building prototype is being used to build the restaurant that was under construction as of May 29, 2012.
Approximately one-fifth of the restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with that of newly constructed restaurants. The current average cost to renovate a restaurant ranges from $100,000 to $200,000. The Fiscal Year 2013 remodeling budget is $1,740,000 for 12 planned remodel jobs. Certain high-volume restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether an expansion of the dining room is warranted. Although there are currently no such plans in Fiscal Year 2013, a typical kitchen redesign costs approximately $125,000 and a dining room expansion can cost up to $750,000.
Part of the Company’s strategic plan entails owning the land on which it builds new restaurants. However, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. Five restaurants that have opened since 2003, including one during Fiscal Year 2012, were built on leased land. As of May 29, 2012, 14 restaurants were operating on non-owned premises, 13 of which are being accounted for as operating leases with one treated as a capital lease. Two restaurants that operated on leased land were permanently closed when their leases expired during Fiscal Year 2012.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the transaction to sell the restaurants to GCC. The amount remaining under contingent lease obligations totaled $7,591,000 as of May 29, 2012, for which the aggregate average annual lease payments approximate $644,000 in each of the next five years. Since there is no reason to believe that GCC is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.

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
Pension Plans
Pension plan accounting requires rate assumptions for future compensation increases and the long-term investment return on plan assets. A discount rate is also applied to the calculations of net periodic pension cost and projected benefit obligations. A committee consisting of executives from the Finance Department and the Human Resources Department, with guidance provided by the Company’s actuarial consulting firm, develops these assumptions each year. The consulting firm also provides services in calculating estimated future obligations and net periodic pension cost.
To determine the long-term rate of return on plan assets, the committee considers a weighted average of the historical broad market return and the forward looking expected return. The historical broad market return assumes a wide period of data available for each asset class. Domestic equity securities are allocated equally between large cap and small cap funds, with fixed income securities allocated equally between long-term corporate/government bonds and intermediate-term government bonds. The model for the forward looking expected return uses a range of expected outcomes over a number of years based on the mix of the plan assets and assumptions about the return, variance, and co-variance for each asset class. The weighted average of the historical broad market return and the forward looking expected return is rounded to the nearest 25 basis points to determine the overall expected rate of return on plan assets.
The discount rate is selected by matching the cash flows of the pension plan to that of a yield curve that provides the equivalent yields on zero-coupon bonds for each maturity. Benefit cash flows due in a particular year can be "settled" theoretically by "investing" them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the discount rate represents the equivalent single rate under a broad market AA yield curve. The yield curve is used to set the discount rate assumption using cash flows on an aggregate basis, which is then rounded to the nearest 25 basis points.
Pension plan assets are targeted to be invested 70 percent in equity securities, as these investments have historically provided the greatest long-term returns. Poor performance in equity securities markets can significantly lower the market values of the investment portfolios, which, in turn, can result in a) material increases in future funding requirements, b) much higher net periodic pension costs to be recognized in future years, and c) increases in underfunded plan status, requiring the Company’s equity to be reduced.
Long-Lived Assets
Long-lived assets include property and equipment, goodwill and other intangible assets. Judgments and estimates are used to determine the carrying value of long-lived assets. This includes the assignment of appropriate useful lives, which affect depreciation and amortization expense. Capitalization policies are continually monitored to assure they remain appropriate.
Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be the primary indicator of potential impairment. Carrying values of property and equipment are tested for impairment at least annually, and whenever events or circumstances indicate that the carrying values of the assets may not be recoverable from the estimated future cash flows expected to result from the use and eventual disposition of the property. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which carrying values exceed fair value, which is determined as either 1) the greater of the net present value of the future cash flow stream, or 2) by opinions of value provided by real estate brokers and/or management's judgment as developed through its experience in disposing of unprofitable restaurant operations. Broker opinions of value and the judgment of management consider various factors in their fair value estimates such as the sales of comparable area properties, general economic conditions in the area, physical condition and location of the subject property, and general real estate activity in the area, among other factors. Future cash flows can be difficult to predict. Changing neighborhood demographics and economic conditions, and many other factors may influence operating performance, which affect cash flows.
Sometimes it becomes necessary to cease operating a certain restaurant due to poor operating performance. The ultimate loss can be significantly different from the original impairment charge, particularly if the eventual market price received from the disposition of the property differs materially from estimated fair values.
Acquired goodwill and other intangible assets are tested for impairment annually or whenever an impairment indicator arises.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company has no significant market risk exposure to interest rate changes as substantially all of its debt is currently financed with fixed interest rates, or will be converted to fixed rate term loans in the next six months. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. Any cash equivalents maintained by the Company have original maturities of 90 days or less. The Company does not use any foreign currency in its operations.
Operations are vertically integrated, using centralized purchasing and food preparation, provided through the Company’s commissary and food manufacturing plant. Management believes the commissary operation ensures uniform product quality and safety, timeliness of distribution to restaurants and creates efficiencies that ultimately result in lower food and supply costs.
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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 29, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 29, 2012 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of May 29, 2012 based on the criteria in Internal Control - Integrated Framework issued by the COSO.
The Board of Directors meets its responsibility for oversight of the integrity of the Company’s financial statements through its Audit Committee, which is composed entirely of three independent directors, none of whom are employees of the Company and two of whom are financial experts. The Audit Committee meets periodically with management and Internal Audit to review their work and confirm that their respective responsibilities are being properly discharged. In addition, Grant Thornton LLP, the Company’s independent registered public accounting firm, has full access to the Audit Committee to discuss the results of their audit work, the effectiveness of internal accounting controls and the quality of financial reporting.
The Company’s internal control over financial reporting as of May 29, 2012 has been audited by Grant Thornton LLP, as is stated in their report that is presented in these financial statements which appears herein.

July 23, 2012
Date

/s/ Craig F. Maier
Craig F. Maier
President and Chief Executive Officer

/s/ Mark R. Lanning
Mark R. Lanning
Vice President-Finance, Chief Financial Officer,
Principal Financial Officer
and Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Frisch’s Restaurants, Inc.
We have audited the accompanying consolidated balance sheets of Frisch’s Restaurants, Inc. (an Ohio corporation) and Subsidiaries (the “Company”) as of May 29, 2012 and May 31, 2011, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended May 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frisch’s Restaurants, Inc. and Subsidiaries as of May 29, 2012 and May 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended May 29, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 3, 2012 expressed an unqualified opinion therein.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
August 3, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Frisch’s Restaurants, Inc.
We have audited Frisch’s Restaurants, Inc.’s (an Ohio Corporation) internal control over financial reporting as of May 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frisch’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Frisch’s Restaurants, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Frisch’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frisch’s Restaurants, Inc. and Subsidiaries as of May 29, 2012 and May 31, 2011, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended May 29, 2012 and our report dated August 3, 2012 expressed an unqualified opinion on those consolidated statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
August 3, 2012

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
May 29, 2012 and May 31, 2011
ASSETS

	2012	2011
Current Assets
Cash and equivalents	$45,962,546	$2,315,948
Restricted cash	3,492,803	—
Trade and other receivables	1,683,123	1,997,428
Inventories	5,589,553	4,939,553
Prepaid expenses, sundry deposits and other	708,440	1,320,589
Prepaid and deferred income taxes	2,300,995	3,051,932
Current assets of discontinued operations	190,120	1,234,561
Total current assets	59,927,580	14,860,011

Property and Equipment
Land and improvements	44,473,068	43,915,661
Buildings	72,218,910	71,649,561
Equipment and fixtures	77,935,903	76,055,297
Leasehold improvements and buildings on leased land	16,609,854	16,186,623
Capitalized leases	2,311,565	2,554,870
Construction in progress	1,414,514	5,430,223
	214,963,814	215,792,235
Less accumulated depreciation and amortization	112,825,024	109,135,065
Net property and equipment of continuing operations	102,138,790	106,657,170
Property and equipment assets of discontinued operations	—	66,265,320
Net property and equipment	102,138,790	172,922,490

Other Assets
Goodwill and other intangible assets	777,420	791,658
Investments in land	3,390,886	923,435
Property held for sale	8,093,084	2,921,818
Deferred income taxes	3,149,367	753,021
Other	2,491,654	2,409,612
Other assets of discontinued operations	—	444,711
Total other assets	17,902,411	8,244,255

Total assets	$179,968,781	$196,026,756
The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
May 29, 2012 and May 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY

	2012	2011
Current Liabilities
Long-term obligations due within one year
Long-term debt	$6,592,637	$7,753,562
Obligations under capitalized leases	162,683	266,358
Self insurance	972,915	778,181
Accounts payable	6,293,007	10,034,831
Accrued expenses	7,341,718	8,779,455
Income taxes	128,490	1,862
Current liabilities of discontinued operations	683,336	1,485,410
Total current liabilities	22,174,786	29,099,659

Long-Term Obligations
Long-term debt	14,445,869	22,572,677
Obligations under capitalized leases	1,526,244	1,677,230
Self insurance	1,268,667	1,127,615
Underfunded pension obligation	14,785,312	8,912,781
Deferred compensation and other	4,043,068	3,741,793
Long term obligations of discontinued operations	—	3,367,109
Total long-term obligations	36,069,160	41,399,205

Commitments

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued 7,586,764 and 7,586,764 shares - stated value - $1.00	7,586,764	7,586,764
Additional contributed capital	65,909,780	65,535,634
	73,496,544	73,122,398

Accumulated other comprehensive loss	(9,006,202)	(5,726,555)
Retained earnings	95,289,648	96,249,483
	86,283,446	90,522,928

Less cost of treasury stock (2,648,158 and 2,666,956 shares)	38,055,155	38,117,434
Total shareholders’ equity	121,724,835	125,527,892

Total liabilities and shareholders’ equity	$179,968,781	$196,026,756

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
Three years ended May 29, 2012

	2012	2011	2010
Sales	$205,082,827	$201,716,896	$191,608,825
Cost of sales
Food and paper	69,042,072	66,348,705	61,755,696
Payroll and related	72,369,501	71,491,262	68,688,905
Other operating costs	42,155,867	41,241,035	38,648,267
	183,567,440	179,081,002	169,092,868

Gross profit	21,515,387	22,635,894	22,515,957

Administrative and advertising	13,378,785	12,516,692	12,258,107
Franchise fees and other revenue	(1,322,051)	(1,324,362)	(1,266,368)
(Gain) loss on sale of assets	(199,633)	40,354	—
Impairment of long lived assets	1,228,760	—	—

Operating profit	8,429,526	11,403,210	11,524,218

Interest expense	1,413,962	1,582,205	1,748,542

Earnings from continuing operations before income taxes	7,015,564	9,821,005	9,775,676

Income taxes
Current
Federal	1,579,736	786,262	3,975,506
Less tax credits	(1,065,169)	(822,767)	(713,109)
State and municipal	567,424	226,738	375,747
Deferred	132,033	2,526,216	(607,690)
Total income taxes	1,214,024	2,716,449	3,030,454

Earnings from continuing operations	5,801,540	7,104,556	6,745,222

(Loss) earnings from discontinued operations, net of tax	(3,653,329)	2,368,033	3,253,709

NET EARNINGS	$2,148,211	$9,472,589	$9,998,931

Basic net earnings per share:
Earnings from continuing operations	$1.18	$1.41	$1.32
(Loss) earnings from discontinued operations	$(0.74)	$0.47	$0.64
Basic net earnings per share	$0.44	$1.88	$1.96

Diluted net earnings per share:
Earnings from continuing operations	$1.17	$1.40	$1.30
(Loss) earnings from discontinued operations	$(0.74)	$0.47	$0.63
Diluted net earnings per share	$0.43	$1.87	$1.93
All three fiscal years contained 52 weeks consisting of 364 days. The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Three years ended May 29, 2012

	2012	2011	2010
Cash flows provided by (used in) operating activities:
Net earnings	$2,148,211	$9,472,589	$9,998,931
Less (loss) earnings from discontinued operations	(3,653,329)	2,368,033	3,253,709
Earnings from continuing operations	5,801,540	7,104,556	6,745,222
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	10,272,643	9,932,748	8,477,408
Loss (gain) on disposition of assets, including abandonment losses	(112,491)	217,470	79,702
Impairment of long lived assets	1,228,760	—	—
Stock-based compensation expense	938,505	420,922	355,561
Net periodic pension cost	2,258,684	2,394,134	2,389,009
Contributions to pension plans	(2,100,000)	(1,600,000)	(1,625,000)
	18,287,641	18,469,830	16,421,902
Changes in assets and liabilities:
Trade and other receivables	314,305	(463,629)	15,427
Inventories	(650,000)	265,521	217,039
Prepaid expenses and sundry deposits	612,149	(719,014)	90,614
Other assets	3,025	(77,330)	(14,960)
Prepaid and deferred income taxes	301,683	1,683,722	(420,700)
Accrued income taxes	130,427	170,186	19,549
Excess tax benefit from stock-based compensation	(3,800)	(223,296)	(6,144)
Accounts payable	(3,741,824)	(266,055)	2,549,206
Accrued expenses	(1,633,237)	535,463	(1,868,726)
Self insured obligations	335,786	336,798	445,000
Deferred compensation and other liabilities	301,275	295,247	206,301
	(4,030,211)	1,537,613	1,232,606
Net cash provided by continuing operations	14,257,430	20,007,443	17,654,508
Net cash provided by discontinued operations	9,524,626	9,335,787	8,969,544
Net cash provided by operating activities	23,782,056	29,343,230	26,624,052

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(10,731,367)	(17,148,875)	(21,372,706)
Proceeds from disposition of property	461,331	422,576	30,701
Change in restricted cash	(3,492,803)	—	—
Change in other assets	(92,546)	(440,588)	(392,208)
Net cash (used in) continuing investing activities	(13,855,385)	(17,166,887)	(21,734,213)
Net cash provided by (used in) discontinued investing activities	46,872,447	(2,554,519)	(3,111,636)
Net cash provided by (used in) investing activities	33,017,062	(19,721,406)	(24,845,849)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	2,000,000	6,500,000	10,000,000
Payment of long-term debt and capital lease obligations	(11,542,394)	(7,734,211)	(8,616,525)
Cash dividends paid	(3,108,046)	(2,924,758)	(2,603,767)
Proceeds from stock options exercised	131,116	736,632	93,926
Other treasury shares re-issued	30,133	50,546	74,773
Treasury shares acquired	(642,514)	(4,680,224)	(1,009,010)
Excess tax benefit from stock options exercised	3,800	223,296	6,144
Employee stock purchase plan	(24,615)	5,001	22,319
Net cash (used in) financing activities	(13,152,520)	(7,823,718)	(2,032,140)

Net increase (decrease) in cash and equivalents	43,646,598	1,798,106	(253,937)
Cash and equivalents at beginning of year	2,315,948	517,842	771,779
Cash and equivalents at end of year	$45,962,546	$2,315,948	$517,842

Supplemental disclosures:
Interest paid	$1,482,363	$1,560,703	$1,839,073
Income taxes paid	$1,525,778	$1,241,221	$5,514,145
Income taxes refunded	$893,366	$2,576	$57,201
Lease transactions capitalized (non-cash)	$—	$996,844	$825,000
The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three years ended May 29, 2012

	Common stock at $1.00 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive loss	Retained earnings	Treasury shares	Total
Balance at June 2, 2009	$7,582,347	$64,721,328	$(6,634,422)	$82,306,488	$(33,598,597)	$114,377,144
Net earnings for the year	—	—	—	9,998,931	—	9,998,931
Other comprehensive loss, net of tax	—	—	(1,222,005)	—	—	(1,222,005)
Stock options exercised	3,417	76,969	—	—	13,540	93,926
Excess tax benefit from stock options exercised	—	6,144	—	—	—	6,144
Stock based compensation cost	—	355,561	—	—	—	355,561
Other treasury shares re-issued	—	40,557	—	—	34,216	74,773
Treasury shares acquired	—	—	—	—	(1,009,010)	(1,009,010)
Employee stock purchase plan	—	22,319	—	—	—	22,319
Cash dividends paid - $0.51 per share	—	—	—	(2,603,767)	—	(2,603,767)
Balance at June 1, 2010	7,585,764	65,222,878	(7,856,427)	89,701,652	(34,559,851)	120,094,016
Net earnings for the year	—	—	—	9,472,589	—	9,472,589
Other comprehensive income, net of tax	—	—	2,129,872	—	—	2,129,872
Stock options exercised	1,000	(186,434)	—	—	922,066	736,632
Issuance of restricted stock	—	(166,338)	—	—	166,338
Excess tax benefit from stock options exercised	—	223,296	—	—	—	223,296
Stock based compensation cost	—	420,922	—	—	—	420,922
Other treasury shares re-issued	—	16,309	—	—	34,237	50,546
Treasury shares acquired	—	—	—	—	(4,680,224)	(4,680,224)
Employee stock purchase plan	—	5,001	—	—	—	5,001
Cash dividends paid - $0.58 per share	—	—	—	(2,924,758)	—	(2,924,758)
Balance at May 31, 2011	7,586,764	65,535,634	(5,726,555)	96,249,483	(38,117,434)	125,527,892
Net earnings for the year	—	—	—	2,148,211	—	2,148,211
Other comprehensive loss, net of tax	—	—	(3,279,647)	—	—	(3,279,647)
Stock options exercised	—	30,605	—	—	100,511	131,116
Issuance of restricted stock	—	(334,903)	—	—	334,903	—
Excess tax benefit from stock options exercised	—	3,800	—	—	—	3,800
Stock based compensation cost	—	690,373	—	—	248,132	938,505
Other treasury shares re-issued	—	8,886	—	—	21,247	30,133
Treasury shares acquired	—	—	—	—	(642,514)	(642,514)
Employee stock purchase plan	—	(24,615)	—	—	—	(24,615)
Cash dividends paid - $0.63 per share	—	—	—	(3,108,046)	—	(3,108,046)
Balance at May 29, 2012	$7,586,764	$65,909,780	$(9,006,202)	$95,289,648	$(38,055,155)	$121,724,835
Comprehensive income:				May 29, 2012	May 31, 2011	June 1, 2010
Net earnings for the year				$2,148,211	$9,472,589	$9,998,931
Change in defined benefit pension plans, net of tax of $1,777,091				(3,279,647)	—	—
Change in defined benefit pension plans, net of tax of $1,097,207				—	2,129,872	—
Change in defined benefit pension plans, net of tax of $629,517				—	—	(1,222,005)
Comprehensive (loss) income				$(1,131,436)	$11,602,461	$8,776,926

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012

NOTE A – ACCOUNTING POLICIES
A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Description of the Business
Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.”All 93 Frisch's Big Boy restaurants operated by the Company as of May 29, 2012 are located in various regions of Ohio, Kentucky and Indiana. The Company owns the trademark “Frisch’s” and has exclusive, irrevocable ownership of the rights to the “Big Boy” trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. All of the Frisch’s Big Boy restaurants also offer “drive-thru” service. The Company also licenses 25 Frisch's Big Boy restaurants to other operators, which are located in certain parts of Ohio, Kentucky and Indiana. In addition, the Company operates a commissary and food manufacturing plant near its headquarters in Cincinnati, Ohio that services all Frisch's Big Boy restaurants operated by the Company, and is available to supply restaurants licensed to others.
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
At the beginning of the fiscal year 2012 (defined below), the Company operated a second business segment, which consisted of 35 Golden Corral restaurants (Golden Corral) that were licensed to the Company by Golden Corral Corporation (GCC). Six of the Golden Corrals were closed in August 2011 due to under performance. In May 2012, the remaining 29 Golden Corrals were sold to GCC. Results for Golden Corral are now presented as discontinued operations (see NOTE B - DISCONTINUED OPERATIONS) for all periods in these consolidated financial statements and segment information is no longer reported, as the Company now has only one business segment.
Fiscal Year
The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. Each of the three years in the period ended May 29, 2012 consisted of 52 weeks. The years ended respectively on May 29, 2012 (fiscal year 2012), May 31, 2011 (fiscal year 2011) and June 1, 2010 (fiscal year 2010). The fiscal year that will end on Tuesday, May 28, 2013 (fiscal year 2013) will also be a 52 week (364 days) period.
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
Cash and Cash Equivalents
Funds in transit from credit card processors are classified as cash. Highly liquid investments with original maturities of 90 days

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

or less are considered as cash equivalents. As of May 29, 2012, cash and cash equivalents consisted of $3,963,000 in cash and $42,000,000 in commercial paper. The Federal Deposit Insurance Corporation (FDIC) does not insure commercial paper.
Restricted Cash
Restricted cash as of May 29, 2012, all of which is classified as current, consisted of funds from the proceeds of two separate real property sales transactions, which were being held by a third party intermediary in anticipation of the completion of qualifying like kind exchanges in order to defer taxable gains pursuant to Section 1031 of the Internal Revenue Code.
Receivables
Trade and other accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of May 29, 2012 and May 31, 2011. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.
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
The cost of land not yet in service is included in “Construction in progress” if construction has begun or if construction is likely within the next 12 months. One new restaurant building was under construction as of May 29, 2012, on land owned by the Company. Estimated remaining costs (not already included in Construction in progress) to complete construction of the restaurant approximated $1,663,000 as of May 29, 2012. Construction in progress as of May 29, 2012 is comprised principally of the new restaurant that was under construction plus remodeling work that was at various stages of completion in existing restaurants.
Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for fiscal years 2012, 2011 and 2010 was $26,000, $87,000 and $89,000, respectively.
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
Impairment of Long-Lived Assets
Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

impairment of long-lived assets. Carrying values are tested for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable from the estimated future cash flows expected to result from the use and eventual disposition of the property. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed fair value, which is determined as either 1) the greater of the net present value of the future cash flow stream, or 2) by opinions of value provided by real estate brokers and/or management's judgment as developed through its experience in disposing of unprofitable restaurant operations. Broker opinions of value and the judgment of management consider various factors in their fair value estimates such as the sales of comparable area properties, general economic conditions in the area, physical condition and location of the subject property, and general real estate activity in the area, among other factors.
When decisions are made to permanently close under performing restaurants, the carrying values of closed restaurant properties owned in fee simple are reclassified to "Property held for sale" (see Property Held For Sale elsewhere in NOTE A – ACCOUNTING POLICIES) and are subjected to the accounting policy for impairment of long-lived assets (see above). When leased restaurant properties are permanently closed, and there is no immediate assignment of the lease to a third party, a provision is made equal to the present value of remaining non-cancelable lease payments after the closing date, net of estimated subtenant income. The carrying values of leasehold improvements are also reduced in accordance with the accounting policy for impairment of long-lived assets.
One under performing Frisch's Big Boy restaurant (owned in fee simple) was permanently closed near the end of the fiscal year that ended May 29, 2012. As a result, a non-cash pretax impairment charge of $901,000 was recorded in the fourth quarter of fiscal year 2012 to lower its carrying value to estimated fair value. In addition, continued soft market conditions resulted in a non-cash pretax impairment charge totaling $328,000 during the third quarter of fiscal year 2012 (ended March 6, 2012) to lower the previous estimates of the fair values of two former Frisch's Big Boy restaurants that have been held for sale for several years.
Impairment of long lived assets, recorded as significant unobservable inputs (level 3 under the fair value hierarchy) , are summarized below for fiscal year 2012 (also see NOTE B - DISCONTINUED OPERATIONS):

	Fair Value Measurements Using
	(in thousands)
	Level 1	Level 2	Level 3	Gains (Losses)

Three former Frisch's Big Boy restaurants	$—	$—	$1,974	$(1,229)
No impairment losses were recorded in fiscal years 2011 or 2010.
Restaurant Closing Costs
Any liabilities associated with exit or disposal activities are recognized only when the liabilities are incurred, rather than upon the commitment to an exit or disposal plan. Conditional obligations that meet the definition of an asset retirement obligation are currently recognized if fair value is reasonably estimable. No conditional obligations meeting the definition of an asset retirement obligation have been recorded in these consolidated financial statements.
Property Held for Sale
Surplus property that is no longer needed by the Company and for which the Company is committed to a plan to sell the property is classified as "Property held for sale" in the consolidated balance sheet. As of May 29, 2012, "Property held for sale" consisted of three former Frisch's Big Boy restaurants ($1,974,000), four former Golden Corral restaurants ($4,136,000) and seven other surplus pieces of land ($1,983,000). All of the surplus property is stated at the lower of its cost or its fair value, less cost to sell, which is reviewed each quarter (see Impairment of Long-Lived Assets elsewhere in NOTE A – ACCOUNTING POLICIES). The stated value of any property for which a viable sales contract is pending at the balance sheet date is reclassified to current assets.
Gains and losses on the sale of assets, as reported in the consolidated statement of earnings, consist of transactions involving real property and sometimes may include restaurant equipment that is sold together with real property as a package when former restaurants are sold. Gains and losses reported on this line do not include abandonment losses that routinely arise when certain equipment is replaced before it reaches the end of its expected life; abandonment losses are instead reported in other operating

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

costs.
Investments in Land
The cost of land (for potential future use) on which construction is not likely within the next 12 months is classified as "Investments in land" in the consolidated balance sheet. Other tracts of undeveloped land (for which no specific plans have been made) are also included in "Investments in Land" and are carried at the lower of cost or fair value (see Impairment of Long-Lived Assets elsewhere in NOTE A – ACCOUNTING POLICIES).
Goodwill and Other Intangible Assets
As of May 29, 2012 and May 31, 2011, the carrying amount of goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested for impairment on the first day of the fourth quarter of each fiscal year and whenever an impairment indicator arises. Impairment losses are recorded when impairment is determined to have occurred (See New Accounting Pronouncements elsewhere in NOTE A – ACCOUNTING POLICIES). Other intangible assets are tested for impairment on the first day of the fourth quarter of each fiscal year and whenever an impairment indicator arises.

An analysis of Goodwill and Other Intangible Assets follows:

	2012	2011
	(in thousands)
Goodwill	$741	$741
Other intangible assets not subject to amortization	22	34
Other intangible assets subject to amortization - net	14	17
Total goodwill and other intangible assets	$777	$792
Revenue Recognition
Revenue from restaurant operations is recognized upon the sale of products as they are sold to customers. All sales revenue is recorded on a net basis, which excludes sales tax collected from being reported as sales revenue and sales tax remitted from being reported as a cost. Revenue from the sale of commissary products to restaurants licensed to other operators is recognized upon shipment of product. Revenue from franchise fees, based on certain percentages of sales volumes generated in restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, which ordinarily occurs upon the execution of the license agreement, in consideration for the Company’s services to that time.
Revenue from the sale of gift cards is deferred for recognition until the gift card is redeemed by the cardholder, or when the probability becomes remote that the cardholder will demand full performance by the Company and there is no legal obligation to remit the value of the unredeemed card under applicable state escheatment statutes.
Advertising
Advertising costs are charged to “Administrative and advertising” expense as incurred. Advertising expense for fiscal years 2012, 2011 and 2010 was $4,911,000, $4,910,000 and $4,665,000, respectively.
New Store Opening Costs
New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to “Other operating costs” as incurred. New store opening costs for fiscal years 2012, 2011 and 2010 were $398,000, $1,073,000 and $768,000.
Benefit Plans
The Company has historically sponsored two qualified defined benefit pension plans: the Pension Plan for Operating Unit Hourly Employees (the Hourly Pension Plan) and the Pension Plan for Managers, Office and Commissary Employees (the Salaried Pension Plan). (See NOTE H - PENSION PLANS .) A merger of the two qualified defined benefit pension plans was completed on May 29,

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

2012. The merger does not affect plan benefits, but lower administrative costs are anticipated. The merged plan is in compliance with the Pension Protection Act of 2006 (PPA), the Heroes Earnings Assistance and Relief Tax Act of 2008 (HEART Act), the technical corrections promulgated by the Worker, Retiree, and Employer Recovery Act of 2008 (WRERA) and guidance on the HEART Act provided by the Internal Revenue Service.
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
Amendments to the plan benefits for hourly restaurant employees (covered by the Hourly Pension Plan prior to the merger) were made on July 1, 2009 to freeze all future accruals for credited service after August 31, 2009. The Hourly Pension Plan had previously been closed to all hourly paid restaurant employees who were hired after December 31, 1998. Hourly restaurant employees hired January 1, 1999 or after have been eligible to participate in the Frisch’s Restaurants, Inc. Hourly Employees 401(k) Savings Plan (the Hourly Savings Plan), a defined contribution plan that provided a 40 percent match by the Company on the first 10 percent of earnings deferred by the participants. The Company’s match had vested on a scale based on length of service that reached 100 percent after four years of service. The Hourly Savings Plan was amended effective September 1, 2009 to provide for immediate vesting along with a 100 percent match from the Company on the first 3 percent of earnings deferred by participants. All hourly restaurant employees are now eligible to participate in the Hourly Savings Plan, regardless of when hired.
Amendments to the plan benefits for restaurant management, office and commissary employees (covered by the Salaried Pension Plan prior to the merger) were made on July 1, 2009 to close entry into the Plan to employees hired after June 30, 2009. Salaried employees hired before June 30, 2009 continue to participate and are credited with normal benefits for years of service. Salaried employees are automatically enrolled, unless otherwise elected, in the Frisch’s Employee 401(k) Savings Plan (the Salaried Savings Plan), a defined contribution plan. The Salaried Savings Plan provides immediate vesting under two different Company matching schedules. Employees hired before June 30, 2009 may continue to defer up to 25 percent of their compensation under the Salaried Savings Plan, with the Company contributing a 10 percent match on the first 18 percent deferred. Beginning September 1, 2009, salaried employees hired after June 30, 2009 receive a 100 percent match from the Company on the first 3 percent of compensation deferred.
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
The mutual funds and the corresponding liability to FESP participants were decreased $148,000 (due to market losses) during fiscal year 2012. Market gains increased the mutual funds and corresponding FESP liability by $561,000 and $203,000 respectively during fiscal years 2011 and 2010. All of theses changes were effected through offsetting investment income or loss and charges (market gains) or credits (market losses) to deferred compensation expense within administrative and advertising expense in the consolidated statement of earnings.
The Company also sponsors an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that was originally intended to provide a supplemental retirement benefit to the HCE’s whose benefits under the Salaried Pension Plan were reduced when their compensation exceeded Internal Revenue Code imposed limitations or when elective salary deferrals were made to FESP. Amendments to the SERP were made on January 1, 2000 to exclude any benefit accruals after December 31, 1999 (interest continues to accrue) and to close entry into the Plan by any HCE hired after December 31, 1999.
Effective January 1, 2000 a Non Deferred Cash Balance Plan was adopted to provide comparable retirement type benefits to the

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

HCE’s in lieu of future accruals under the qualified defined benefit plan and the SERP. The comparable benefit amount is determined each year and converted to a lump sum (reported as W-2 compensation) from which taxes are withheld and the net amount is deposited into the HCE’s individual trust account. Beginning in fiscal year 2012, accruals have been made for additional required contributions that are due when the present value of lost benefits under the qualified defined benefit plan and the SERP exceeds the value of the assets in the HCE's trust account when a participating HCE retires or is otherwise separated from service with the Company. (See NOTE H - PENSION PLANS .)
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

2012	2011	2010
(in thousands)
$(26)	$(174)	$(536)
Income Taxes
Income taxes are provided on all items included in the consolidated statement of earnings regardless of when such items are reported for tax purposes, which gives rise to deferred income tax assets and liabilities. (See NOTE F – INCOME TAXES.)
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable and accounts receivable, investments and long-term debt. The carrying values of cash and cash equivalents together with accounts payable and accounts receivable approximate their fair value based on their short-term character. The fair value of long-term debt is disclosed in NOTE C - LONG-TERM DEBT.
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
ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" was issued in December 2011 to defer the effective date of the guidance in ASU 2011-05 relating to the presentation of reclassification adjustments. All other requirements of ASU 2011-05 are not affected by the issuance of ASU 2011-12, including the requirement to report income either in a single continuous financial statement or in two separate but consecutive financial statements, which remains effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the remaining provisions of ASU 2011-05 on May 30, 2012 (the first day of the fiscal year that will end May 28, 2013) and will begin reporting the presentation of

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

comprehensive income under the new standard for the quarter that will end September 18, 2012.
In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment." ASU 2011-08 was issued to amend Accounting Standards Codification Topic 350, "Intangibles - Goodwill and Other." Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.
ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption being permitted, the qualitative assessment that was made on the first day of the fourth quarter of fiscal year 2012 determined that it was not necessary to perform the two-step quantitative goodwill impairment test, as the qualitative assessment determined that it is not more likely than not that its fair value is less than its carrying amount.
The Company reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

NOTE B - DISCONTINUED OPERATIONS

On May 16, 2012, the Company closed on the sale of its Golden Corral restaurant operations to Golden Corral Corporation, from which the Company had previously been granted licenses to operate the 29 restaurants that comprised the assets that were sold in the transaction. The Company recorded a pretax loss on the sale of $5,590,000 ($5,257,000 in the fourth quarter) during the year ended May 29, 2012. The results of Golden Corral are presented as discontinued operations for all periods presented in the consolidated financial statements, and segment information is no longer reported.

The Company had previously closed six under performing Golden Corral restaurants in August 2011. As a result, a non-cash pretax asset impairment charge (with related closing costs) of $4,000,000 was recorded in the first quarter of fiscal year 2012, which ended September 20, 2011. The impairment charge lowered the carrying values of the six restaurant properties (all owned in fee simple) to their estimated fair values, which in the aggregate amounted to approximately $6,909,000. The total impairment charge included $69,000 for impaired intangible assets and $180,000 for certain other costs. Additional non-cash pretax impairment charges of $388,000 were subsequently recorded during fiscal year 2012: a) $94,000 in the third quarter ended March 6, 2012 based on a contract that was accepted for less than the original estimate of fair value and b) $294,000 in the fourth quarter to reflect revised opinions of value from real estate brokers.

The impairments of long lived assets were recorded as significant unobservable inputs (level 3 under the fair value hierarchy), which are summarized below (also see Impairment of Long-Lived Assets along with Real Estate Held for Sale in NOTE A – ACCOUNTING POLICIES):

	Fair Value Measurements Using
	(in thousands)
	Level 1	Level 2	Level 3	Gains (Losses)

Six former Golden Corral restaurants	$—	$—	$6,486	$(4,388)

Results of discontinued operations are shown below:

		(in thousands)
	2012 (50 weeks)	2011 (52 weeks)	2010 (52 weeks)
Sales	$92,227	$101,824	$101,263

Food and paper	35,420	39,135	37,895
Payroll and related	26,605	29,576	29,230
Other operating costs	24,027	26,978	26,825
	86,052	95,689	93,950

Gross profit	6,175	6,135	7,313

Administrative and advertising	2,580	2,767	2,384
(Gain) loss on sale of assets	(22)	—	—
Loss on sale of Golden Corral	5,590	—	—
Impairment of long-lived assets	4,388	—	—

(Loss) earnings from discontinued operations before income taxes	(6,361)	3,368	4,929

Income taxes	(2,708)	1,000	1,675

(Loss) earnings from discontinued operations, net of tax	$(3,653)	$2,368	$3,254

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

Assets and liabilities related to discontinued operations consisted of:

	(in thousands)
	2012	2011
Assets
Cash and equivalents	$—	$134
Trade and other receivables	190	—
Inventories	—	778
Prepaid expenses and sundry deposits	—	162
Prepaid and deferred income taxes	—	161
Total current assets	190	1,235

Net property and equipment	—	66,265
Other intangible assets	—	445
Assets of discontinued operations	$190	$67,945

Liabilities
Accounts payable	$47	$182
Accrued expenses	636	1,304
Total current liabilities	683	1,486

Deferred other	—	647
Deferred income taxes	—	2,720
Liabilities of discontinued operations	$683	$4,853

In addition, four of the six Golden Corral restaurants that closed in August 2011 have yet to be sold. The aggregate fair value of the four restaurants ($4,136,000) is carried in the consolidated balance sheet as "Property held for sale" as of May 29, 2012 (See "Property Held for Sale" in NOTE A – ACCOUNTING POLICIES.)

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

NOTE C - LONG-TERM DEBT

	2012		2011
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Loan
Construction Phase	$—	$—	$220	$2,780
Term Loans	5,423	13,241	6,428	17,415

Revolving Loan	—	—	—	—

Stock Repurchase Loan
Draw Phase	—	—	104	896
Term Loans	132	762	—	—

2009 Term Loan	1,038	443	1,002	1,481

	$6,593	$14,446	$7,754	$22,572
The portion payable after one year matures as follows:

	2012	2011
	(in thousands)
Period ending in 2013	$—	$6,848
2014	4,846	5,118
2015	3,652	3,943
2016	2,721	3,031
2017	1,654	1,984
2018	1,235	1,421
Subsequent to 2018	338	227
	$14,446	$22,572
The Company has four unsecured loans in place, all with the same lending institution. The Second Amended and Restated Loan Agreement (2012 Loan Agreement), under which the Company may not assume or permit to exist any other indebtedness, governs the four loans. The 2012 Loan Agreement (April 10, 2012) amended and restated the prior loan agreement (2010 Loan Agreement), which consisted of credit facilities to a) finance construction (Construction Loan), b) provide working capital (Revolving Loan) and c) finance repurchases of the Company's common stock (Stock Repurchase Loan). The 2012 Loan Agreement renewed credit facilities for the Construction Loan and the Revolving Loan, under which borrowing is permitted through October 15, 2013. The 2012 Loan Agreement did not renew borrowing capacity under the Stock Repurchase Loan, but it continues to govern the prior amount borrowed to finance stock that was repurchased, as well as a separate loan that originated in 2009 (2009 Term Loan).
Construction Loan
The Construction Loan is an unsecured draw credit line intended to finance construction and opening and/or the refurbishing of restaurant operations. The 2012 Loan Agreement increased the amount available to be borrowed to $15,000,000 from $8,500,000 that was available when the 2010 Loan Agreement expired. As of May 29, 2012, the amount available to be borrowed remained at $15,000,000, as the $2,000,000 that was borrowed during fiscal year 2012 was covered under the 2010 Loan Agreement.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

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
Prepayments of Term Loans that were initiated prior to September 2009 are permissible upon payment of sizable prepayment fees and other amounts. For Term Loans initiated after September 2009, the Company has the option at the time of conversion to include a small break funding premium over the otherwise applicable fixed rate in exchange for the right to prepay in whole or in part at any time without incurring a prepayment fee. After September 2010, the break funding premium included at conversion is also necessary in order to be permitted to extend the amortization period up to 12 years without incurring additional costs.
As of May 29, 2012, the aggregate outstanding balance under the Construction Loan was $18,664,000, which consisted entirely of Term Loans; no balance was in the Construction Phase awaiting conversion. Since the inception of the Construction Loan (including prior agreements), 24 of the Term Loans ($55,500,000 out of $97,000,000 in original notes) had been retired as of May 29, 2012, including two Term Loans that were prepaid without penalty in fiscal year 2012. In addition, $1,000,000 was retired without penalty in December 2011 (the end of its specific rate period) directly from the Construction Phase. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 5.0 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $601,000, expiring in various periods ranging from September 2012 through February 2019.
Any outstanding amount in the Construction Phase that has not been converted into a Term Loan shall mature and be payable in full on October 13, 2013, unless the 2012 Loan Agreement is renewed sooner.
Revolving Loan
The Revolving Loan provides an unsecured credit line that allows for borrowing of up to $5,000,000 to fund temporary working capital needs. Amounts repaid may be re-borrowed so long as the amount outstanding does not exceed $5,000,000 at any time. The Revolving Loan, none of which was outstanding as of May 29, 2012, will mature and be payable in full on October 13, 2013, unless the 2012 Loan Agreement is renewed sooner. It is subject to a 30 consecutive day out-of-debt period each fiscal year. Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is also subject to a 0.25 percent unused commitment fee.
Stock Repurchase Loan
The unsecured Stock Repurchase Loan originated in July 2011 when $1,000,000 that had been borrowed in fiscal year 2011 (to finance repurchases of the Company's stock) was converted into a Term Loan. The Stock Repurchase Loan, the outstanding balance of which was $894,000 as of May 29, 2012, requires 84 equal monthly installments of $13,000 including principal and interest at a fixed 3.56 percent interest rate. The final payment on the loan is due July 1, 2018.
2009 Term Loan
The unsecured 2009 Term Loan originated in September 2009 when $4,000,000 was borrowed to fund the acquisition of five Frisch's Big Boy restaurants from the landlord of the facilities. The 2009 Term Loan, the outstanding balance of which was $1,481,000 as of May 29, 2012, requires 48 equal monthly installments of $89,000 including principal and interest at a fixed 3.47 percent rate. The final payment on the loan is due October 21, 2013.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

Loan Covenants
The 2012 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of May 29, 2012. Compensating balances are not required under the terms of the 2012 Loan Agreement.
Fair Values
The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at May 29, 2012 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
	(in thousands)
Term Loans under the Construction Loan	$18,664	$19,400
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

NOTE D - LEASED PROPERTY
Although the Company’s policy is to own the property on which it operates restaurants, the Company occupies certain of its restaurant facilities pursuant to lease agreements. As of May 29, 2012, the Company operated 14 Frisch's Big Boy restaurants on non-owned premises, 13 of which were classified as operating leases and one was a capital lease. The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated (see Other Contingencies in NOTE I – COMMITMENTS AND CONTINGENCIES).
Since the beginning of fiscal year 2012, one new Frisch's Big Boy restaurant was opened on non-owned premises pursuant to the terms of an operating lease and two were closed due to lease expirations. Most of the 13 operating leases have multiple renewal options. Four of the 13 operating leases will expire at various times over the next five years. While none of the four leases has a purchase option, all four have renewal options available.
Office space is occupied under an operating lease that expires during fiscal year 2023, at which time a purchase option becomes available to acquire the office property in fee simple estate.
Rent expense under operating leases (fiscal year 2010 includes certain month-to-month arrangements for five restaurant facilities until they were acquired from the landlord in September 2009):

	2012	2011	2010
	(in thousands)
Minimum rentals (a)	$1,196	$1,117	$1,253
Contingent payments	—	—	10
	$1,196	$1,117	$1,263

(a)	Does not includes amounts for Golden Corral recorded in discontinued operations: $595,000 in fiscal year 2012, $618,000 in fiscal year 2011 and $619,000 in fiscal year 2010.
The lease for the Frisch's Big Boy restaurant that is treated as a capital lease is for the land on which the restaurant opened for

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

business in July 2010. Under the terms of the lease, the Company is required to acquire the land in fee simple estate at any time between the 10th (2020) and 15th (2025) years of the lease. Delivery and other equipment is held under capitalized leases expiring during various periods through fiscal year 2019.
An analysis of the capitalized lease property is shown in the following table. Amortization of capitalized delivery and other equipment is based on the straight-line method over the primary terms of the leases.

	Asset balances at
	2012	2011
	(in thousands)
Restaurant property (land)	$825	$825
Delivery and other equipment leases	1,486	1,730
Less accumulated amortization	(679)	(662)
	$1,632	$1,893

Future minimum lease payments under capitalized leases and operating leases are summarized in the table below. The column for capitalized leases includes the requirement to acquire land, currently leased by the Company, in fee simple estate after the 10th year of the lease.

Fiscal year ending in:	Capitalized leases	Operating leases
	(in thousands)
2013	$259	$992
2014	246	1,000
2015	246	878
2016	245	774
2017	220	788
2018 to 2033	1,200	8,964
Total	2,416	$13,396
Amount representing interest	(727)
Present value of obligations	1,689
Portion due within one-year	(163)
Long-term obligations	$1,526

NOTE E - ACCRUED EXPENSES

Accrued expenses in the consolidated balance sheet consisted of the following:

	2012	2011
	(in thousands)
Salaries, wages and related expenses	$4,976	$5,741
Accrued property taxes	1,787	1,767
Other accrued expenses	579	1,271
Total accrued expenses	$7,342	$8,779

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

NOTE F – INCOME TAXES
The variations between the statutory federal rate and the effective rate for continuing operations are summarized as follows:

	Percent of pretax earnings
	2012	2011	2010
Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(15.2)	(8.4)	(7.3)
State and municipal income taxes - current and deferred (net of federal tax benefit)	0.3	2.0	0.6
Other	(1.8)	0.1	3.7
Effective rate	17.3	27.7	31.0
Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax (liability) for continuing operations are shown in the table that follows:

	2012	2011
	(in thousands)
Deferred compensation	$880	$991
Compensated absences	850	857
Stock-based compensation	445	425
Self insurance	742	625
Pension	5,098	3,073
Lease transactions	244	227
Impairment of long-lived assets	1,131	—
Other	1,769	700
Total deferred income tax assets	11,159	6,898

Depreciation	(6,527)	(4,908)
Other	(298)	(238)
Total deferred income tax liabilities	(6,825)	(5,146)

Net deferred income tax assets	$4,334	$1,752

Net current deferred income tax assets	$1,185	$999
Net long term deferred income tax assets	3,149	753
	$4,334	$1,752
Prepaid and deferred income taxes reported as current assets in the consolidated balance sheet include prepaid income taxes of $1,116,000 and $1,418,000 respectively as of May 29, 2012 and May 31, 2011. In addition, prepaid and deferred income taxes reported as current assets at May 31, 2011 included $635,000 in tax benefits from general business credits in fiscal year 2011 that had to be carried back to the previous year’s tax return.
Income tax returns are filed in the U.S. federal jurisdiction and in various state and local jurisdictions. One of the tax returns that the Company files in the state of Indiana has net operating losses (NOL’s) from prior periods that total approximately $1,028,000. These NOL’s are set to expire in periods ranging from 2021 through 2031. The statutory tax rate has been applied to these NOL's resulting in a total tax benefit of approximately $87,000. A valuation allowance has been applied at 100 percent to these NOL’s

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

since management believes that it is more likely than not that the total tax benefit will not be realized. Beginning with the tax return it will file for fiscal year 2012, the Company will report taxable income to the state of Kentucky using the mandatory nexus consolidated filing method. Due to the change, an NOL of $4,508,000 has been established which resulted in the recognition of a deferred tax asset of $112,000 as applied using the statutory rate. Management believes that it is more likely than not that the total tax benefit will be realized before the 20 year life of the NOL expires. Therefore, a valuation allowance has not been applied to the Kentucky NOL.
Including income tax expense applied to results of discontinued operations (see NOTE B - DISCONTINUED OPERATIONS), the Company's total income tax expense in fiscal year 2012 is an income tax benefit of $1,494,000, which is the result of applying available tax credits (principally federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit that will be realized on the fiscal year's 2012 tax return) against a very low level of pretax earnings for the year.
Including taxes paid on results of discontinued operations (see NOTE B - DISCONTINUED OPERATIONS), the Company's total income taxes paid (net of refunds) during fiscal years 2012, 2011 and 2010 were $632,000, $1,239,000 and $5,457,000, respectively. Income taxes paid in fiscal year 2011 reflect the savings derived from extensions of bonus depreciation through December 31, 2011 and two automatic Change in Accounting Method applications filed with the Internal Revenue Service (IRS). The Changes in Accounting Methods yielded a combined tax deduction in fiscal year 2011 of approximately $10,165,000. The Change in Accounting Method for depreciation and amortization was filed to segregate certain restaurant building costs to their proper category for depreciation purposes. The Change in Accounting Method for incidental repairs and maintenance was filed to allow the immediate deduction of certain repairs and maintenance costs, replacing the previous accounting that capitalized these costs with recovery periods of 31.5 or 39 or 15 years. In December 2011, the IRS issued new temporary and proposed regulations on tangible property that significantly departs from the prior proposed regulations on which the Company's Change in Accounting Method was based. Management is currently reviewing the new temporary and proposed regulations to determine the effect, if any, upon the Company's Change in Accounting Method, which would have to be applied beginning in fiscal year 2013.
The Company believes it has no material uncertain tax positions taken in any tax returns that have been filed or that are expected to be taken on a future tax return. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. An examination by the IRS of the Company’s tax return for the year ended June 2, 2009 (fiscal year 2009) was completed in November 2010. The examination resulted in no changes.
NOTE G - CAPITAL STOCK
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
Three years ended May 29, 2012 (continued)

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

Stock Options Awarded under the 2003 Incentive Plan
As of May 29, 2012, options to purchase 333,250 shares had been cumulatively granted under the Plan. No stock options were awarded in fiscal year 2012. Of the 333,250 shares cumulatively granted under the Plan, 26,000 belong to the CEO. The outstanding options belonging to the CEO that were granted before October 2009 (20,000) vested six months from the date of the grant. Options granted to the CEO pursuant to the terms of his employment agreement (3,000 respectively in October 2009 and October 2010) vested one year from the date of the grant. Outstanding options granted to executive officers and other key employees vest in three equal annual installments. Outstanding options granted to non-employee members of the Board of Directors vested one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.
There were 242,751 options outstanding as of May 29, 2012.
Unrestricted Stock Awarded under the 2003 Incentive Plan
On June 15, 2011, the Committee granted an unrestricted stock award to the CEO. Pursuant to the award, 17,364 shares of the Company's common stock were re-issued to the CEO from the Company's treasury. The total value of the award amounted to $371,000, for which the Company recorded a pretax charge against administrative and advertising expense in the consolidated statement of earnings during the first quarter of fiscal year 2012 (ended September 20, 2011). In connection with the award, the CEO immediately surrendered 7,998 shares back to the Company's treasury to cover the withholding tax obligation on the compensation. Also on June 15, 2011, an option to purchase 40,000 shares of the Company's stock that belonged to the CEO was terminated. The option was originally granted to the CEO on July 11, 2001 at a strike price of $13.70 per share (see 1993 Stock Option Plan described elsewhere in NOTE G - CAPITAL STOCK).
Restricted Stock Awarded under the 2003 Incentive Plan
In October 2010, the Committee began granting restricted stock awards in lieu of the previous practice of granting stock options each year.
Each non-employee member of the Board of Directors was granted a restricted stock award on October 6, 2010 equivalent to $40,000 in shares of the Company’s common stock. The aggregate award amounted to 12,036 shares granted, which resulted in 2,006 shares being issued to each non-employee director, based upon the October 6, 2010 market value of the Company's common stock. On October 5, 2011, each non-employee director was again granted a restricted stock award equivalent to $40,000 in shares

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

of the Company's common stock. Based upon the October 5, 2011market value of the Company's common stock, the total award amounted to 14,560 shares, or 2,080 shares to each non-employee director. Pursuant to the terms of his employment contract, the CEO was granted a restricted stock award in the same amount (2,080 shares) and subject to the same conditions as the restricted stock granted to non-employee directors that day.
On June 15, 2011, the Committee granted restricted stock awards to the executive officers and other key employees. Pursuant to the award, 7,141 shares were re-issued from the Company's treasury. The aggregate award amounted to $150,000, based on the June 15, 2011 market value of the Company's stock.
All restricted stock awarded was re-issued from the Company’s treasury and vests in full on the first anniversary of the grant date, with the total value of the awards recorded as compensation cost in the line item for administrative and advertising expense in the consolidated statement of earnings on the straight-line method over the one year vesting period. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service or employment ends, except that enough shares may be sold to satisfy tax obligations attributable to the grant.
Shares Available for Awards under the 2003 Incentive Plan
The table below reconciles shares available for awards under the 2003 Incentive Plan as of May 29, 2012:

Original authorization	800,000
Stock options cumulatively granted	(333,250)
Stock options cumulatively forfeited (re-available)	71,087
537,837

Unrestricted stock awarded	(17,364)
Restricted stock cumulatively awarded	(35,817)
Restricted stock cumulatively forfeited (re-available)	438
Available for awards	485,094
Awards under the 2003 Incentive Plan (after May 29, 2012)
On June 13, 2012, the Committee granted unrestricted stock awards to the executive officers (excluding the CEO) and other key employees. Pursuant to the awards, 4,850 shares of the Company’s common stock were re-issued from the Company’s treasury. The total value of the award amounted to $127,000, for which the Company will record a charge against its pretax earnings in the first quarter (ending September 18, 2012) of fiscal year 2013. In connection with the awards, 1,349 shares were immediately surrendered back to the Company’s treasury to cover the withholding tax obligation on the compensation.

Under the CEO's new three year employment agreement that was effective May 30, 2012 (the first day of fiscal year 2013) , the Committee will consider the CEO for the grant of a Performance Award as permitted by the 2003 Incentive Plan. A Performance Award was granted by the Committee to the CEO on May 30, 2012. This Performance Award will govern the CEO's incentive compensation for fiscal year 2013, if any, based on the achievement of certain goals.
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
Options to purchase 556,228 shares were cumulatively granted under the 1993 Stock Option Plan and the Amended Plan before granting authority expired on October 4, 2008. As of May 29, 2012, 156,835 shares granted remained outstanding, including 110,000 that belong to the CEO. An outstanding option for 40,000 shares that was granted to the CEO in 2001 terminated on June 15, 2011 (see Unrestricted Stock Awarded under the 2003 Incentive Plan described elsewhere in NOTE G - CAPITAL

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

STOCK). Outstanding options that had been set to expire in June 2012 (13,000) and July 2012 (40,000 belonging to the CEO) have been extended by the Committee for up to 30 days from the date that the restriction on employee trading is removed.
The extension by the Committee notwithstanding, all outstanding options under the 1993 Stock Option Plan and the Amended Plan were granted at fair market value and expire 10 years from the date of grant. Final expirations will occur in June 2014. Outstanding options to the CEO vested in six months, while options granted to non-employee members of the Board of Directors vested after one year. Outstanding options granted to executive officers and other key employees vested in three equal annual installments.
Outstanding and Exercisable Options
The changes in outstanding and exercisable options involving both the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below as of May 29, 2012:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	461,840	$23.01
Granted	—	—
Exercised	(7,000)	$18.73
Forfeited or expired	(55,254)	$16.65
Outstanding at end of year	399,586	$23.96	3.82 years	$1,647

Exercisable at end of year	366,919	$24.06	3.48 years	$1,491
The intrinsic value of stock options exercised during fiscal years 2012, 2011 and 2010 was $19,000, $657,000 and $36,000, respectively. Options exercised during fiscal year 2011 include 61,478 by the CEO, the intrinsic value of which amounted to $595,000.

Stock Options outstanding and exercisable as of May 29, 2012 for the 1993 Stock Option Plan and the 2003 Stock Option and Incentive Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$13.43 to $18.00	2,000	$16.39	0.25 years
$18.01 to $24.20	201,668	$20.60	3.25 years
$24.21 to $31.40	195,918	$27.50	4.44 years
$13.43 to $31.40	399,586	$23.96	3.82 years
Exercisable:
$13.43 to $18.00	2,000	$16.39	0.25 years
$18.01 to $24.20	180,668	$20.60	2.70 years
$24.21 to $31.40	184,251	$27.53	4.28 years
$13.43 to $31.40	366,919	$24.06	3.48 years
Restricted Stock
The changes in restricted stock issued under the 2003 Stock Option and Incentive Plan are shown below as of May 29, 2012:

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

	No. of shares	Weighted average price per share
Non-vested at beginning of year	12,036	$19.94
Granted	23,781	$19.78
Vested	(13,102)	$20.03
Forfeited	(438)	$21.05
Non-vested at end of year	22,277	$19.69
Employee Stock Purchase Plan
Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock measured at 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2012 (latest available data), 169,822 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2012, the custodian held 42,808 shares on behalf of employees.
Frisch’s Executive Savings Plan
Common shares totaling 58,492 (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in NOTE A – ACCOUNTING POLICIES) when it was established in 1993. As of May 29, 2012, 38,767 shares remained in the FESP reserve, including 13,382 shares allocated but not issued to participants.
Other Outstanding Options, Warrants or Rights
There are no other outstanding options, warrants or rights.

Treasury Stock
As of May 29, 2012, the Company’s treasury held 2,648,158 shares of the Company’s common stock. Most of the shares were acquired through a modified “Dutch Auction” self-tender offer in 1997, and in a series of intermittent open market repurchase programs that began in 1998.
The repurchase program that was authorized by the Board of Directors in January 2010 expired on January 6, 2012. The authorization had allowed the Company to repurchase up to 500,000 shares of its common stock in the open market or through block trades. During the two year life of the program, the Company acquired 289,528 shares at a cost of $6,107,000, which includes 19,596 shares acquired in fiscal year 2012 at a cost of $417,000; no repurchases were made after September 2011.
Separate from the repurchase program, the Company's treasury acquired 10,794 shares of its common stock during fiscal year 2012 at a cost of $225,000 to cover withholding tax obligations in connection with restricted and unrestricted stock awards. Most of these shares were acquired in June 2011 when 7,998 shares valued at $171,000 were surrendered by the CEO (see Unrestricted Stock Awarded under the 2003 Incentive Plan described elsewhere in NOTE G - CAPITAL STOCK).
Earnings Per Share
Basic earnings per share (EPS) calculations are based on the weighted average number of outstanding common shares during the period presented. Diluted EPS calculations include the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

	Used to Calculate Basic EPS		Used to Calculate Diluted EPS
	Weighted average shares outstanding	Stock equivalents	Weighted average shares outstanding
2012	4,933,982	17,702	4,951,684
2011	5,037,667	30,799	5,068,466
2010	5,103,834	88,585	5,192,419
Stock options to purchase 243,000, 253,000 and 193,000 shares were respectively excluded from the calculation of diluted EPS in fiscal years 2012, 2011 and 2010 because the effect was anti-dilutive.
Share-Based Payment (Compensation Cost)
The fair value of stock options granted and restricted stock issued is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. The fair value of unrestricted stock issued to the CEO in June 2011 (see Unrestricted Stock Awarded under the 2003 Incentive Plan elsewhere in NOTE G - CAPITAL STOCK) was recognized entirely during the first quarter of fiscal year 2012 (ended September 20, 2011). Compensation costs arising from all share-based payments are charged to the line item for administrative and advertising expense in the consolidated statement of earnings.

	2012	2011	2010
		(in thousands)
Stock options granted	$137	$273	$356
Restricted stock issued	430	148	—
Unrestricted stock issued	371	—	—
Share-based compensation cost, pretax	938	421	356

Tax benefit	(319)	(143)	(121)

Total share-based compensation cost, net of tax	$619	$278	$235

Effect on basic earnings per share	$0.13	$0.06	$0.05
Effect on diluted earnings per share	$0.13	$0.05	$0.05

As of May 29, 2012, there was $61,000 of total unrecognized pretax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.6 years. Unrecognized pretax compensation cost related to restricted stock awards amounted to $122,000 as of May 29, 2012, which is expected to be recognized over a weighted average period of 0.38 years.
No stock options were awarded during fiscal year 2012 The fair value of each stock option award that was granted in the prior two years was estimated on the date of the grant:

	2012	2011	2010
Stock options granted	—	43,000	72,500

Weighted average fair value of options	—	$5.40	$7.88
The fair value of a stock option is influenced most by the stock price on the date of the grant. The larger or smaller the stock price, the higher or lower value of the underlying stock option. Other factors used to determine the fair value of stock option awards are inputs into the modified Black-Scholes option pricing model, which used the assumptions shown in the following table.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

Assumptions	2012	2011	2010
Dividend yield	—	2.5% - 3.0%	1.9% - 2.0%
Expected volatility	—	30% - 32%	32%
Risk free interest rate	—	1.8% - 2.7%	2.8% - 3.3%
Expected lives	—	6 years	6 years
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
Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (see Employee Stock Purchase Plan described elsewhere in NOTE G - CAPITAL STOCK). Compensation costs related to the Employee Stock Purchase Plan, determined at the end of each semi-annual offering period - October 31 and April 30 - amounted to $42,000, $44,000 and $53,000 respectively during fiscal years 2012, 2011 and 2010.

NOTE H - PENSION PLANS
As discussed more fully under Benefit Plans in NOTE A – ACCOUNTING POLICIES, the Company sponsors two qualified defined benefit pension plans (DB plans) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). A merger of the two qualified DB plans was completed as of May 29, 2012. The accounting for the DB plans and the SERP is summarized in the tables that follow.
Recognition of the overfunded or underfunded status of defined benefit pension plans is recorded as an asset or liability in the consolidated balance sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes projections for future salary increases. Actuarial gains and losses, prior service costs or credits and transition obligations, if any, which have not yet been recognized, are recorded in equity as Accumulated Other Comprehensive Income or Loss (AOCI).

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

The measurement dates in the following tables are May 29, 2012 and May 31, 2011.

	(in thousands)
Change in benefit obligation	2012	2011
Projected benefit obligation at beginning of year	$36,852	$33,778
Service cost	1,921	1,926
Interest cost	1,873	1,892
Plan curtailments (a)	(940)	—
Plan settlements (b)	(331)	—
Benefits paid from the plans (including expenses)	(2,509)	(1,684)
Actuarial loss	4,604	940
Projected benefit obligation at end of year (c)	$41,470	$36,852
Accumulated benefit obligation at end of year	$35,356	$31,256

	(in thousands)
Change in the plans’ assets	2012	2011
Fair value of plan assets at beginning of year (d)	$27,906	$23,030
Actual return on plan assets	(515)	4,960
Employer contributions	2,133	1,600
Plan settlements (b)	(331)	—
Benefits paid from the plans (including expenses)	(2,509)	(1,684)
Fair value of plan assets at end of year (d)	$26,684	$27,906

(a)	Plan curtailments are the result of the termination of Golden Corral employees.

(b)
Lump sum payments exceeded the settlement threshold in the former hourly DB plan ($298,000) and the SERP ($33,000) for fiscal year 2012. Unrecognized losses are recognized in net periodic pension cost in proportion to the amount settled.

(c)
The projected benefit obligation includes former Golden Corral employees measured at accumulated benefit obligation - no projections for future salary increases or additional years of credited service.

(d)	No portion of plan assets has been invested in shares of the Company’s common stock.

	(in thousands)
Reconciliation of Funded status at end of year	2012	2011
Fair value of plan assets	$26,684	$27,906
Projected benefit obligations	(41,470)	(36,852)
Funded status at end of year	$(14,786)	$(8,946)
Amount of asset or (liability) recognized at end of year	$(14,786)	$(8,946)

	(in thousands)
Funded status recognized in the consolidated balance sheet	2012	2011
Non-current asset	$—	$—
Current liability (e)	—	(33)
Non-current liability (f)	(14,786)	(8,913)
Net amount (asset (obligation)) recognized in the consolidated balance sheet	$(14,786)	$(8,946)

(e)	Current liability for fiscal year 2011 consisted of direct benefit payments expected to be paid from the unfunded SERP in fiscal year 2012.

(f)
Non-current liability for fiscal year 2012 consists of $14,508,000 in underfunding of the two qualified defined benefit pension plans plus $278,000 for the unfunded SERP. Non-current liability for fiscal year 2011 consisted of $8,677,000 in underfunding

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

of the two qualified defined benefit pension plans plus $236,000 for the unfunded SERP.

	(in thousands)
Pretax amounts recognized in accumulated other comprehensive income or loss (AOCI)	2012	2011
Unrecognized net actuarial loss	$13,999	$8,787
Unrecognized prior service cost / (credit)	(96)	(110)
Accumulated other comprehensive (income) loss (g)	$13,903	$8,677

(g)	Accumulated contributions in excess of net periodic benefit cost were $883,000 and $269,000 respectively, for fiscal years 2012 and 2011.
The estimated amounts that will be amortized from AOCI into net periodic pension cost in fiscal year 2013 are as follows:

(in thousands)
Net actuarial loss	$1,713
Prior service cost (credit)	(8)
$1,705
The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at the measurement date were as follows:

	(in thousands)
	2012	2011
Projected benefit obligation at end of year	$41,470	$36,852
Fair value of plan assets at end of year	26,684	27,906
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at the measurement date were as follows:

	(in thousands)
	2012	2011
Projected benefit obligation at end of year	$41,470	$36,852
Accumulated benefit obligation at end of year	35,356	31,256
Fair value of plan assets at end of year	26,684	27,906

	(in thousands)
Net periodic pension cost components	2012	2011	2010
Service cost	$1,921	$1,926	$1,515
Interest cost	1,873	1,892	1,823
Expected return on plan assets	(2,065)	(1,690)	(1,573)
Amortization of prior service cost	1	8	8
Amortization of net actuarial loss	875	889	740
Curtailment (gain) loss recognized (a)	(16)	—	49
Settlement loss recognized	157	—	256
Net periodic pension cost (h) (i)	$2,746	$3,025	$2,818

(h)	Includes amounts for Golden Corral recorded in discontinued operations: $487,000 in fiscal year 2012 (including the effect

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

of a $16,000 curtailment credit), $631,000 in fiscal year 2011 and $429,000 in fiscal year 2010.

(i)
Net periodic pension cost for fiscal year 2013 is currently expected to approximate $3,250,000. The primary drivers of the 18 percent increase over fiscal year 2012 are a lower discount rate (see below) and a negative return on plan assets experienced during fiscal year 2012.

	(in thousands)
Changes in other comprehensive income (pretax):	2012	2011	2010
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	$6,244	$(2,330)	$2,905
Amounts recognized as a component of net periodic benefit cost:
Settlements	(157)	—	(256)
Amortization of actuarial loss	(875)	(889)	(740)
Curtailment effects	16	—	(49)
Amortization of prior service cost	(1)	(8)	(8)
Total recognized in other comprehensive income	$5,227	$(3,227)	$1,852

Total recognized in net periodic pension cost and other Comprehensive loss (income)	$7,973	$(202)	$4,670

Weighted average assumptions	May 29, 2012	May 31, 2011	June 1, 2010
Discount rate - net periodic pension cost	5.25%	5.50%	6.50%
Discount rate - projected benefit obligation	4.25%	5.25%	5.50%
Rate of compensation increase - net periodic pension cost	4.00%	4.00%	4.00%
Rate of compensation increase - projected benefit obligation	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	7.50%	7.50%	8.00%
The discount rate is selected by matching the cash flows of the plans to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be "settled" theoretically by "investing" them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the discount rate represents the equivalent single rate under a broad-market AA yield curve. The yield curve is used to set the discount rate assumption using cash flows on an aggregate basis, which is then rounded to the nearest 25 basis points.
Each decrement of 25 basis points in the discount rate results in an increase in the projected benefit obligation of $1,250,000 with a corresponding increase in annual net periodic pension cost of $135,000.
The assumption for the expected return on plan assets is selected by using a weighted average of the historical broad market return and the forward looking expected return. The historical broad market return assumes a wide period of data available for each asset class. Domestic equity securities are allocated equally between large cap and small cap funds, with fixed income securities allocated equally between long-term corporate/government bonds and intermediate-term government bonds. The model for the forward looking expected return uses a range of expected outcomes over a number of years based on the asset mix of the plan and assumptions about the return, variance, and co-variance for each asset class. The weighted average of the historical broad market return (35 percent) and the forward looking expected return (65 percent) is rounded to the nearest 25 basis points to determine the overall expected return on assets. The expected rate of return will remain at 7.50 percent for fiscal year 2013.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

The following table shows the estimated future benefit payments for the DB plans and the SERP:

(in thousands)
2013	$1,332
2014	1,320
2015	2,789
2016	1,349
2017	2,801
Next five years	14,597
Investment Policies and Asset Allocation
The objectives of the committee that sets investment policy for pension assets include holding, protecting and investing the assets prudently. The committee has determined that plan assets should be invested using long-term objectives, since the plan is intended to fund current and future benefits for participants and beneficiaries. Equity securities have provided the highest historical return to investors over extended time horizons. Thus, the bulk of the plan assets are targeted to be held in equity securities. Prudent investment strategies also call for a certain portion of the plan assets to be held in fixed return instruments. The committee does not use derivative instruments to re-balance exposures to certain asset classes. Although not prohibited from doing so, the committee has chosen not to invest the plan assets in the common stock of the Company.
Target and actual pension plan assets are summarized as follows:

		Actual Allocations
Asset Class	Target	2012	2011
Equity securities	70%	83%	75%
Fixed income	25%	16%	24%
Cash equivalents	5%	1%	1%
Total	100%	100%	100%

Funding
The Company contributes amounts to the DB plans that are sufficient to satisfy legal funding requirements, plus discretionary tax-deductible amounts that may be deemed advisable. Contributions to the merged DB plan for fiscal year 2013 are currently anticipated at a level of $2,100,000, which includes amounts to meet minimum legal funding requirements and potential discretionary contributions. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon the retirement of the participants. No payments from the SERP are currently anticipated for fiscal year 2013.
Future funding of the DB plans largely depends upon the performance of investments that are held in the trust that has been established for the plans. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Although equity markets have since made significant rebounds, the market declines experienced in 2009 continue to adversely affect funding requirements, and combined with low bond rates will likely require the continued recognition of significantly higher net periodic pension costs than had been incurred prior to 2009.
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
Three years ended May 29, 2012 (continued)

means.

•	Level III – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.
The assets of the defined benefit pension plans include investments in mutual funds whose fair values are determined based on quoted market prices and are classified within Level I of the fair value hierarchy. Plan assets also include investments in money market funds, corporate and U.S. government bonds, guaranteed insurance contracts and foreign obligations that are based on other observable inputs, which are classified within Level II of the fair value hierarchy. The following table summarizes the plan assets measured at fair value as of May 29, 2012 and May 31, 2011:

		(in thousands)
	2012		2011
	Level I	Level II	Level I	Level II
Money market funds	$—	$385	$—	$215
U.S. treasury and agency obligations	—	412	—	557
Corporate obligations	—	2,164	—	4,098
Mutual funds	22,630	—	21,572	—
Foreign obligations	—	533	—	911
Guaranteed insurance contracts	—	560	—	553
	$22,630	$4,054	$21,572	$6,334

Other Post Retirement Plans
Compensation expense (not included in any of the above tables) relating to the Non Deferred Cash Balance Plan (NDCBP) (see Benefit Plans in NOTE A – ACCOUNTING POLICIES) is equal to amounts contributed, or expected to be contributed to the trusts established for the benefit of certain highly compensated employees (HCE's) - $642,000 in fiscal year 2012, $477,000 in fiscal year 2011 and $342,000 in fiscal year 2010. Total NDCBP expense for fiscal year 2012 includes accruals for additional required contributions that are due when the present value of lost benefits under the DB plans and the SERP exceeds the value of the assets in the HCE's trust accounts when a participating HCE retires or is otherwise separated from service with the Company. No NDCBP expense is included in discontinued Golden Corral operations.
In addition, the President and Chief Executive Officer (CEO) may receive additional annual contributions to the trust established for the benefit of the CEO under the NDCBP when certain levels of annual pretax earnings are achieved. Based on the Company’s pretax earnings, no provision was made in fiscal year 2012 for an additional annual contribution to the CEO's NDCBP trust. Additional annual NDCBP contributions of $55,000 and $111,000 were included as part of the CEO’s incentive compensation for fiscal years 2011 and 2010.
The Company sponsors two 401(k) defined contribution plans (see Benefit Plans in NOTE A – ACCOUNTING POLICIES). In fiscal years 2012, 2011 and 2010, matching contributions to the 401(k) plans amounted to $291,000, $241,000 and $179,000, respectively, which includes amounts for Golden Corral recorded in discontinued operations: $49,000 in fiscal year 2012, $42,000 in fiscal year 2011 and $30,000 in fiscal year 2010.
A non-qualified Executive Savings Plan (FESP) is in place for HCE's who have been disqualified from participation in the 401(k) plans (see Benefit Plans in NOTE A – ACCOUNTING POLICIES). Matching contributions to the FESP were $33,000, $28,000 and $27,000, respectively in fiscal years 2012, 2011 and 2010, which includes amounts of less than $1,000 for Golden Corral recorded in discontinued operations in each of the three years.
The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 29, 2012 (continued)

NOTE I – COMMITMENTS AND CONTINGENCIES
Commitments
In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $12,371,000, $1,292,000 and $243,000 respectively, for fiscal years 2013, 2014 and 2015. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.
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
Outstanding letters of credit maintained by the Company totaled $100,000 as of May 29, 2012.
As of May 29, 2012, the Company operated 14 restaurants on non-owned properties. (See NOTE D - LEASED PROPERTY.) One of the leases provides for contingent rental payments based on a percentage of the leased restaurant’s sales in excess of a fixed amount.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurant operations are situated. The seven restaurant operations were sold to Golden Corral Corporation (GCC) in May 2012 (See NOTE B - DISCONTINUED OPERATIONS), at which time the seven operating leases were simultaneously assigned to GCC, with the Company contingently liable in the event of default by GCC. The amount remaining under contingent lease obligations totaled $7,591,000 as of May 29, 2012, for which the aggregate average annual lease payments approximate $644,000 in each of the next five years. The Company is also contingently liable for the performance of a certain ground lease that was assigned to a third party in 2000; the annual obligation of the lease approximates $48,000 through 2020.
Since there is no reason to believe that that either of these third party assignees are likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company. In addition, the Company generally retains the right to re-assign the leases in the event of a third party’s default.

NOTE J - RELATED PARTY TRANSACTIONS
The Chief Executive Officer of the Company (Craig F. Maier), who also serves as a director of the Company, owns a Big Boy restaurant licensed to him by the Company. Another officer and director of the Company (Karen F. Maier) is a part owner of a Big Boy restaurant that is licensed to her and her siblings (excluding Craig F. Maier). Certain other family members of Craig F. Maier also own a licensed Big Boy restaurant.

These three restaurants are operated by the Company (not consolidated herein) and they pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $5,217,000, $5,002,000 and $4,915,000 respectively, in fiscal years 2012, 2011 and 2010. The amount owed to the Company from these restaurants was $92,000 and $57,000 respectively, as of May 29, 2012 and May 31, 2011. Amounts due are generally settled within 28 days of billing.
All related party transactions described above were effected on substantially similar terms as transactions with persons or entities having no relationship with the Company.
The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next 10 years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier), a director of the Company until her death in September 2009, commenced in March 2005. On March 1, 2012, the monthly payment was increased to $19,436 from $19,149 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation to Mrs. Maier’s Estate (Craig F. Maier, Executor), approximating $381,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $212,000 is included in "Accrued expenses" in the consolidated balance sheet.

NOTE K - SUBSEQUENT EVENTS

On July 5, 2012, the sum of $3,118,000 was returned to the Company's treasury from the third party intermediary who had been holding the funds in connection with an anticipated qualifying like kind exchange in order to defer taxable gains pursuant to Section 1031 of the Internal Revenue Code (see Restricted Cash in NOTE A – ACCOUNTING POLICIES). The funds were returned because a suitable like kind exchange could not be identified. The remainder of the restricted cash in the consolidated balance sheet at May 29, 2012 is expected to be returned to the Company's treasury in August 2012.

On July 25, 2012, the Board of Directors declared a special one-time dividend of $9.50 per share payable September 14, 2012 to shareholders of record at the close of business on August 31, 2012. The total amount of the special dividend payment will be approximately $46.9 million based on the present number of shares outstanding.

Also on July 25, 2012, the Board of Directors authorized the Company to purchase, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock representing approximately 9 percent of the Company's total outstanding shares. The authorization allows purchases to begin immediately and to occur from time to time over the next three years.

QUARTERLY RESULTS (Unaudited)

Year Ended May 29, 2012 (Fiscal 2012) (in thousands, except per share data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Sales	$61,361	$49,938	$46,284	$47,500	$205,083
Operating Profit	1,055	3,039	2,356	1,980	8,430
Earnings from continuing operations	460	2,059	1,715	1,567	5,801
(Loss) earnings from discontinued operations	(2,734)	729	1,098	(2,746)	(3,653)
Net earnings (loss)	$(2,274)	$2,788	$2,813	$(1,179)	$2,148

Diluted earnings (loss) per share:
Continuing operations	$0.09	0.42	0.35	0.31	1.17
Discontinued operations	$(0.55)	0.14	0.22	(0.55)	(0.74)
Net earnings (loss)	$(0.46)	$0.56	$0.57	$(0.24)	$0.43
The first quarter contained 16 weeks, while the last three quarters each contained 12 weeks.
Net earnings (loss) in the first quarter included a charge of $2,640,000 for impairment of long-lived assets, which is included in discontinued operations in the above table.
Net earnings (loss) in the fourth quarter included a charge of $3,469,000 to record the loss on the sale of 29 Golden Corral restaurants, which is included in discontinued operations in the above table.
Income tax expense included in net earnings for the year is an income tax benefit of $1,494,000 ($1,948,000 in the fourth quarter), which is the result of applying available tax credits (principally federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit that will be realized on the Fiscal Year's 2012 tax return) against a very low level of pretax earnings for the year.

Year Ended May 31, 2011 (Fiscal 2011) (in thousands, except per share data)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Sales	$60,005	$48,728	$45,148	$47,836	$201,717
Operating Profit	2,890	3,351	2,302	2,860	11,403
Earnings from continuing operations	1,685	2,191	1,430	1,799	7,105
Earnings from discontinued operations	1,056	294	426	592	2,368
Net earnings	$2,741	$2,485	$1,856	$2,391	$9,473

Diluted earnings per share:
Continuing operations	$0.33	$0.43	$0.28	$0.36	$1.40
Discontinued operations	$0.21	$0.06	$0.09	$0.12	$0.47
Net earnings	$0.54	$0.49	$0.37	$0.48	$1.87
The first quarter contained 16 weeks, while the last three quarters each contained 12 weeks.
Quarterly diluted net earnings per share do not sum to the diluted net earnings per share for the year due to changes throughout the year in the diluted weighted average shares outstanding.
Net earnings for the fourth quarter include a favorable adjustment of $205,000 resulting from lower than anticipated settlement charges in one of the pension plans sponsored by the Company.
Net earnings for the fourth quarter include a favorable adjustment of $131,000 resulting from lower than anticipated levels of accrued incentive compensation.

Net earnings for the fourth quarter included an adjustment to income tax expense to reflect the actual effective tax rate for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 29, 2012, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information that would be required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
(b) Management’s Annual Report on Internal Control Over Financial Reporting. The Report of Management on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fourth quarter ended May 29, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
(Items 10 through 13)
Item 10. Directors, Executive Officers and Corporate Governance
The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, members of the Disclosure Controls and Risk Management Committee and persons performing similar financial, accounting and public reporting functions. The Code of Ethics is available on the Company’s web site at www.frischs.com in the “Investor Relations” section under “Corporate Governance.” To receive a printed copy of the Code of Ethics at no cost, please contact Mark R. Lanning, Chief Financial Officer, Frisch’s Restaurants, Inc. 2800 Gilbert Avenue, Cincinnati, Ohio 45206 – 1206. Email requests may be made to cfo@frischs.com. Also, any amendments to or waivers from the Code of Ethics will be disclosed on the Company’s web site within five business days following the date of amendment or waiver. There were no waivers of the Code of Ethics during the fiscal year ended May 29, 2012.
The information required by this item regarding executive officers appears in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”
All other information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item not otherwise disclosed below is incorporated by reference to the Registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.

Equity Compensation Plan Information
as of May 29, 2012

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1993 Stock Option Plan	156,835	$22.48	—
2003 Stock Option and Incentive Plan	242,751	$24.92	485,094
CEO Employment Agreement (3)
Total	399,586	$23.96	485,094
Equity compensation plans not approved by security holders:
Executive Savings Plan (1)			38,767
Senior Executive Bonus Plan (2)
CEO Employment Agreement (3)
Total	399,586	$23.96	523,861
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
Upon an employee’s retirement, the Company has the option to issue to the employee the shares of common stock allocated to that employee or to pay to the employee the fair market value of the common stock allocated to him or her in cash. A reserve of 58,492 shares of common stock (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) was established for issuance under the FESP when it was established in November 1993. Since its inception, participants have cumulatively redeemed 19,725 shares through May 29, 2012.
The current reserve balance of 38,767 shares contains 13,382 shares (including 2,059 shares allocated during the year ended May 29, 2012) that have been allocated but not issued to active plan participants.
(2) Senior Executive Bonus Plan
Under the Company’s Senior Executive Bonus Plan that has been in place since 2003, the Chief Operating Officer, the Chief Financial Officer and other non-operations executives are eligible to earn annual incentive bonuses of up to 40 percent of their annual base salary. Each executive’s incentive bonus is determined by a formula that takes into account: (1) the extent to which individual performance goals established prior to the beginning of the fiscal year are met, and (2) the Company’s pre-tax consolidated earnings for the fiscal year, as a percentage of total revenue (adjusted to exclude certain revenue, if any, not related to the Company’s food service operations). No incentive bonuses are paid unless pre-tax consolidated earnings of the Company are at least 4 percent of total revenue. However, the Plan allows the Chief Executive Officer (CEO) to amend, interpret or revise the Plan. The Compensation Committee approved the recommendation of the CEO to allow incentive bonus payments to be made to the senior executives despite the fact that pre-tax consolidated earnings for the year ended May 29, 2012 were less than 4 percent of total revenue. The CEO's recommendation was on the basis that the 4 percent threshold would have been met were it not for certain pre-tax charges associated with the Golden Corral disposition and other restaurant closures, which resulted from actions taken by the CEO and the Board of Directors.

In order to receive the maximum incentive bonus permissible under the Plan, an executive must fully meet his or her individual performance goals and pre-tax consolidated earnings of the Company must equal or exceed 7 percent of total revenue. Of the total incentive bonuses earned by each executive, 10 percent is paid in shares of the Company’s common stock (rounded down to the nearest whole share) and the remainder is paid in cash. For the fiscal year ended May 29, 2012, 413 shares of common stock were issued to employees pursuant to the Plan. All common stock issued must be held one year from the date of issue. If all eligible employees under the Senior Executive Bonus Plan had earned their maximum bonus during the year ended May 29, 2012, a total of 1,670 shares of common stock would have been issued.
(3) CEO Employment Agreement
During the fiscal year ended May 29, 2012, Craig F. Maier, President and Chief Executive Officer (CEO), was employed by the Company pursuant to a three-year employment agreement that commenced June 3, 2009 (the Expired Contract). Under the terms of the Expired Contract, the CEO was eligible for incentive compensation for each fiscal year that the Company’s pre-tax earnings equaled or exceeded 4 percent of the Company’s total revenue as reported in the Company’s annual report to shareholders. Pursuant to an April 6, 2011 amendment to the Expired Contract, the incentive compensation for the third and final contract year (the Company's fiscal year ended May 29, 2012) was placed at risk and would not be paid unless approved by shareholders at the October 5, 2011 Annual Meeting of Shareholders. Although the shareholders approved the CEO's incentive compensation, no incentive compensation was earned by the CEO pursuant to the terms of the Expired Contract during the fiscal year ended May 29, 2012.
Beginning on May 30, 2012, the CEO was employed by the Company pursuant to a new three-year employment agreement that expires June 2, 2015 (the "New Contract"). Under the terms of the New Contract, the Compensation Committee of the Board considers the CEO for the grant of a Performance Award as permitted under Section X of the Company's 2003 Stock Option and Incentive Plan (the "Plan"). The Plan was approved by shareholders in October 2003. The Compensation Committee granted a Performance Award to the CEO on May 30, 2012, pursuant to which the CEO is eligible to receive incentive compensation for the fiscal year ending May 28, 2013 if the Company's pre-tax earnings equal or exceed 4 percent of the Company's total revenue as reported in the Company's annual report to shareholders.
Under both contracts, pre-tax earnings is defined as the amount reported in the annual report, but computed without reduction for: the CEO’s incentive compensation; the value of stock options and awards granted that are recognized as stock based compensation and deducted as an expense in calculating pre-tax earnings, and performance based bonuses paid under the Senior Executive Bonus Plan. The incentive compensation is equal to (a) 1.5 percent of the Company’s pre-tax earnings if in such year pre-tax earnings equal or exceed 4 percent (but are less than 5 percent) of the Company’s total revenue, and (b) an additional 1 percent of the Company’s pre-tax earnings if in such year the Company’s pre-tax earnings equal or exceed 5 percent of the Company’s total revenue. However, the incentive compensation will be reduced to the extent that the payment of the incentive compensation would reduce the Company’s pre-tax earnings to below 4 percent of the Company’s total revenue. Incentive compensation is paid 90 percent in cash and 10 percent in common stock (rounded down to the nearest whole share). Any common stock issued must be held for one year after the date of issue. Any shares issued under the Expired Contract were unregistered shares, whereas any shares issued pursuant to the Performance Award granted under the New Contract will be registered under the Securities Act of 1933, as amended.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
a). List of documents filed as part of this report.

1.	Financial Statements

The following consolidated financial statements of the Registrant are contained in Part II, Item 8 of this Form 10-K.
Report of Management on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm (on Financial Statements)
Report of Independent Registered Public Accounting Firm (on Internal Control over Financial Reporting)
Consolidated Balance Sheet – May 29, 2012 and May 31, 2011
Consolidated Statement of Earnings – Three fiscal years ended May 29, 2012
Consolidated Statement of Cash Flows – Three fiscal years ended May 29, 2012
Consolidated Statement of Shareholders’ Equity – Three fiscal years ended May 29, 2012
Notes to Consolidated Financial Statements – Three fiscal years ended May 29, 2012
2.    Financial Statement Schedules
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

10.2	Second Amended and Restated Loan Agreement between the Registrant and US Bank NA dated April 10, 2012, is filed herewith.

10.3	Amendment No. 1 to Second Amended and Restated Loan Agreement between the Registrant and US Bank NA dated May 15, 2012, is filed herewith.

10.4
Assumption and First Amended Asset Purchase Agreement between the Registrant and Golden Corral Corporation, which was filed as Exhibit 99.3 to the Registrant's Form 8-K Current Report dated May 16, 2012, is incorporated herein by reference.

10.5
Amendment to Assumption and First Amended Asset Purchase Agreement between the Registrant and Golden Corral Corporation, which was filed as Exhibit 99.4 to the Registrant's Form 8-K Current Report dated May 16, 2012, is incorporated herein by reference.

10.6      Agreement to Purchase Stock between the Registrant and Frisch West Chester, Inc. dated June 1, 1988, which was filed as Exhibit 10 (f) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.
10.7     Agreement to Purchase Stock between the Registrant and Frisch Hamilton West, Inc. dated February 19, 1988, which was filed as Exhibit 10 (g) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.
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

10.52
Employment Agreement between the Registrant and Craig F. Maier effective May 30, 2012, dated April 4, 2012, which was filed as Exhibit 10.52 to the Registrant's Form 10-Q Quarterly Report for March 6, 2012, is incorporated herein by reference.

10.53
Performance Award under the 2003 Stock Option and Incentive Plan (see Exhibits 10.62, 10.63, 10.64 and 10.65 below) between the Registrant and Craig F. Maier dated May 30, 2012, which was filed as Exhibit 10.53 to the Registrant's Form 10-Q Quarterly Report for March 6, 2012, is incorporated herein by reference.

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
10.68    Restricted Stock Agreement to be used for restricted stock granted to key employees under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.62, 10.63, 10.64 and 10.65 above), which was filed as Exhibit 10.60 to the Registrant's Form 10-K Annual Report for 2011, is incorporated herein by reference.
10.69    Unrestricted Stock Agreement to be used for unrestricted stock granted to employees (between the Registrant and Craig F. Maier dated June 15, 2011) under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.62, 10.63, 10.64 and 10.65 above), which was filed as Exhibit 10.61 to the Registrant's Form 10-K Annual Report for 2011, is incorporated herein by reference.

10.70
Unrestricted Stock Agreements to be used for unrestricted stock granted to employees (between the Registrant and Michael E. Conner dated June 13, 2012) under the Registrant's 2003 Stock Option and Incentive Plan (see Exhibits 10.62, 10.63, 10.64 and 10.65 above), is filed herewith. There are similar agreements between the Registrant and Rinzy J. Nocero, Karen F. Maier, Mark R. Lanning, Michael R. Everett, James I. Horwitz, Lindon C. Kelley, Todd M. Rion, William L. Harvey and certain other highly compensated employees.

10.71    Amended and Restated 1993 Stock Option Plan, which was filed as Exhibit A to the Registrant’s Proxy

Statement dated September 9, 1998, is incorporated herein by reference.
10.72    Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10.71 above) effective December 19, 2006, which was filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference.
10.73    Employee Stock Option Plan, which was filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference.
10.74    Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, which was filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference.
10.75    First Amendment to Change of Control Agreement (see Exhibit 10.74 above) between the Registrant and Craig F. Maier dated March 17, 2006, which was filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference.

10.76
Second Amendment to Change of Control Agreement (see Exhibits 10.74 and 10.75 above) between the Registrant and Craig F. Maier dated October 7, 2008, which was filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated October 7, 2008, is incorporated herein by reference.

10.77   Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, which was filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and the Grantor (employee). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Rinzy J. Nocero, Karen F. Maier, Michael E. Conner, Lindon C. Kelley, Michael R. Everett, James I. Horwitz, William L. Harvey and certain other highly compensated employees (Grantors).
10.78   First Amendment (to be effective June 6, 2006) to the Frisch’s Nondeferred Cash Balance Plan that went into effect January 1, 2000 (see Exhibit 10.77 above), which was filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated June 7, 2006, is incorporated herein by reference.
10.79   Senior Executive Bonus Plan effective June 2, 2003, which was filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.
10.80    Non-Qualified Deferred Compensation Plan, Basic Plan Document to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.81, 10.82 and 10.83), which was filed as Exhibit 10.32 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.
10.81    Non-Qualified Deferred Compensation Plan, Adoption Agreement (Stock) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.80, 10.82 and 10.83), which was filed as Exhibit 10.33 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.
10.82    Non-Qualified Deferred Compensation Plan, Adoption Agreement (Mutual Funds) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.80, 10.81 and 10.83), which was filed as Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.
10.84    Non-Qualified Deferred Compensation Plan, Adoption Agreement to Restate Frisch’s Executive Savings Plan (FESP) effective July 1, 2009 (also see Exhibits 10.80, 10.81 and 10.82), which was filed as Exhibit 10.36 to the Registrant’s Form 10-K Annual Report for 2009, and to correct a typographical error in Section 4.02(c) was re-filed as Exhibit 10.74 to the Registrant's Form 10-Q Quarterly Report for September 20, 2011, is incorporated herein by reference.
Other Exhibits

14	Code of Ethics, which was filed as Exhibit 14 to the Registrant's Form 10-K Annual Report for 2011, is incorporated herein by reference.

21	Subsidiaries of the Registrant is filed herewith.

23	Consent of Grant Thornton LLP is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) is filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer is filed herewith.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statement of Earnings, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
FRISCH’S RESTAURANTS, INC. (Registrant)

By	/s/ Mark R. Lanning	July 23, 2012
Mark R. Lanning, Vice President-Finance,		Date
Chief Financial Officer, Principal Financial Officer and
Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel W. Geeding	Director	August 2, 2012
Daniel W. Geeding	Chairman of the Board

/s/ Craig F. Maier	Director	July 23, 2012
Craig F. Maier	President and Chief Executive Officer

/s/ Dale P. Brown	Director	August 1, 2012
Dale P. Brown

/s/ Robert J. (RJ) Dourney	Director	August 3, 2012
Robert J. (RJ) Dourney

/s/ Lorrence T. Kellar	Director	August 2, 2012
Lorrence T. Kellar

/s/ Karen F. Maier	Director	August 3, 2012
Karen F. Maier	Vice President - Marketing

/s/ Jerome P. Montopoli	Director	August 1, 2012
Jerome P. Montopoli

/s/ William J. Reik, Jr.	Director	August 2, 2012
William J. Reik, Jr.

/s/ Donald H. Walker	Director	August 1, 2012
Donald H. Walker