Form 10-Q
period 2012-09-18
FRISCHS RESTAURANTS INC
filed 2012-10-26
CIK 39047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED SEPTEMBER 18, 2012
COMMISSION FILE NUMBER 001-7323
________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
There were 5,048,711 shares outstanding of the issuer’s no par common stock, as of September 26, 2012.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Earnings
(Unaudited)

	16 weeks ended
	September 18, 2012	September 20, 2011
Sales	$60,625,296	$61,361,345
Cost of sales
Food and paper	20,275,361	20,838,055
Payroll and related	21,452,039	21,903,228
Other operating costs	13,122,785	13,473,966
	54,850,185	56,215,249

Gross profit	5,775,111	5,146,096

Administrative and advertising	4,393,125	4,480,292
Franchise fees and other revenue	(428,472)	(389,208)
Loss on sale of assets	11,099	—
Impairment of long-lived assets	70,500	—

Operating profit	1,728,859	1,055,012

Interest expense	320,866	456,982

Earnings from continuing operations before income taxes	1,407,993	598,030

Income taxes	450,000	138,000

Earnings from continuing operations	$957,993	$460,030

Loss from discontinued operations, net of tax	$(157,705)	$(2,734,313)

NET EARNINGS (LOSS)	$800,288	$(2,274,283)

Basic net earnings per share:
Earnings from continuing operations	$0.19	$0.09
(Loss) from discontinued operations	$(0.03)	$(0.55)
Basic net earnings (loss) per share	$0.16	$(0.46)

Diluted net earnings per share:
Earnings from continuing operations	$0.19	$0.09
(Loss) from discontinued operations	$(0.03)	$(0.55)
Diluted net earnings (loss) per share	$0.16	$(0.46)

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Comprehensive Income
(Unaudited)

	16 weeks ended
	September 18, 2012	September 20, 2011
Net earnings (loss)	$800,288	$(2,274,283)

Other comprehensive income
Amortization of amounts included in net periodic pension expense	524,608	315,640
Tax effect	(178,367)	(107,317)
Total other comprehensive income (1)	346,241	208,323

Comprehensive income (loss)	$1,146,529	$(2,065,960)

(1) Approximately $35,000 of the other comprehensive income during the 16 weeks ended September 20, 2011 was attributable to Golden Corral.

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheet
ASSETS

	September 18, 2012	May 29, 2012
	(unaudited)
Current Assets
Cash and equivalents	$1,173,735	$45,962,546
Restricted cash	—	3,492,803
Trade and other accounts receivable	1,403,931	1,683,123
Inventories	6,020,447	5,589,553
Prepaid expenses, sundry deposits and property held for sale	2,864,698	708,440
Prepaid and deferred income taxes	1,275,437	2,300,995
Current assets of discontinued operations	137,100	190,120
Total current assets	12,875,348	59,927,580

Property and Equipment
Land and improvements	45,154,076	44,473,068
Buildings	74,019,054	72,218,910
Equipment and fixtures	78,964,377	77,935,903
Leasehold improvements and buildings on leased land	16,631,132	16,609,854
Capitalized leases	2,501,334	2,311,565
Construction in progress	575,843	1,414,514
	217,845,816	214,963,814
Less accumulated depreciation and amortization	115,595,034	112,825,024
Net property and equipment	102,250,782	102,138,790

Other Assets
Goodwill and other intangible assets	776,713	777,420
Investments in land	3,168,564	3,390,886
Property held for sale	5,799,899	8,093,084
Deferred income taxes	3,839,638	3,149,367
Other long term assets	2,607,327	2,491,654
Total other assets	16,192,141	17,902,411

Total assets	$131,318,271	$179,968,781
LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 18, 2012	May 29, 2012
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$5,932,506	$6,592,637
Obligations under capitalized leases	169,383	162,683
Self insurance	757,173	972,915
Accounts payable	7,480,669	6,293,007
Accrued expenses	7,548,187	7,341,718
Income taxes	—	128,490
Current liabilities of discontinued operations	277,973	683,336
Total current liabilities	22,165,891	22,174,786

Long-Term Obligations
Long-term debt	12,706,765	14,445,869
Obligations under capitalized leases	1,659,706	1,526,244
Self insurance	1,457,862	1,268,667
Underfunded pension obligation	14,734,708	14,785,312
Deferred compensation and other	4,019,657	4,043,068
Total long-term obligations	34,578,698	36,069,160

Commitments

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,586,764 and 7,586,764 shares - stated value - $1.00	7,586,764	7,586,764
Additional contributed capital	69,268,780	65,909,780
	76,855,544	73,496,544

Accumulated other comprehensive loss	(8,659,961)	(9,006,202)
Retained earnings	46,528,862	95,289,648
	37,868,901	86,283,446

Less cost of treasury stock (2,538,053 and 2,648,158 shares)	40,150,763	38,055,155
Total shareholders’ equity	74,573,682	121,724,835

Total liabilities and shareholders’ equity	$131,318,271	$179,968,781

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
16 weeks ended September 18, 2012 and September 20, 2011
(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at May 31, 2011	$7,586,764	$65,535,634	$(5,726,555)	$96,249,483	$(38,117,434)	$125,527,892
Net (loss) earnings for 16 weeks	—	—	—	(2,274,283)	—	(2,274,283)
Other comprehensive income, net of tax	—	—	208,323	—	—	208,323
Stock options exercised	—	15,080	—	—	71,770	86,850
Excess tax benefit from stock options exercised	—	3,800	—	—	—	3,800
Issuance of restricted stock	—	(102,045)	—	—	102,045	—
Stock based compensation cost	—	301,751	—	—	248,132	549,883
Treasury shares acquired	—	—	—	—	(588,206)	(588,206)
Other treasury shares re-issued	—	8,886	—	—	21,247	30,133
Cash dividends - $0.31 per share	—	—	—	(1,528,150)	—	(1,528,150)
Balance at September 20, 2011	7,586,764	65,763,106	(5,518,232)	92,447,050	(38,262,446)	122,016,242
Net earnings for 36 weeks	—	—	—	4,422,494	—	4,422,494
Other comprehensive (loss income), net of tax	—	—	(3,487,970)	—	—	(3,487,970)
Stock options exercised	—	15,525	—	—	28,741	44,266
Issuance of restricted stock	—	(232,858)	—	—	232,858	—
Stock-based compensation cost	—	388,622	—	—	—	388,622
Treasury shares acquired	—	—	—	—	(54,308)	(54,308)
Employee stock purchase plan	—	(24,615)	—	—	—	(24,615)
Cash dividends - $0.32 per share	—	—	—	(1,579,896)	—	(1,579,896)
Balance at May 29, 2012	7,586,764	65,909,780	(9,006,202)	95,289,648	(38,055,155)	121,724,835
Net earnings for 16 weeks	—	—	—	800,288	—	800,288
Other comprehensive income, net of tax	—	—	346,241	—	—	346,241
Stock options exercised	—	2,859,881	—	—	4,607,582	7,467,463
Excess tax benefit from stock options exercised	—	324,194	—	—	—	324,194
Stock-based compensation cost	—	169,133	—	—	69,695	238,828
Treasury shares acquired	—	—	—	—	(6,779,485)	(6,779,485)
Other treasury shares re-issued	—	5,792	—	—	6,600	12,392
Special cash dividend - $9.50 per share	—	—	—	(47,962,754)	—	(47,962,754)
Cash dividends - $0.32 per share	—	—	—	(1,598,320)	—	(1,598,320)
Balance at September 18, 2012	$7,586,764	$69,268,780	$(8,659,961)	$46,528,862	$(40,150,763)	$74,573,682

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
16 weeks ended September 18, 2012 and September 20, 2011
(unaudited)

	16 weeks ended
	September 18, 2012	September 20, 2011
Cash flows provided by (used in) operating activities:
Net earnings (loss)	$800,288	$(2,274,283)
Less: loss from discontinued operations	(157,705)	(2,734,313)
Earnings from continuing operations	957,993	460,030
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	3,111,592	3,112,229
Loss on disposition of assets, including abandonment losses	5,646	49,552
Impairment of long-lived assets	70,500	—
Stock-based compensation expense	238,827	549,883
Net periodic pension cost	999,004	705,099
Contributions to pension plans	(525,000)	(350,000)
	4,858,562	4,526,793
Changes in assets and liabilities:
Trade and other receivables	279,192	532,143
Inventories	(430,894)	(372,764)
Prepaid expenses, sundry deposits and other	(793,258)	10,979
Other assets	(4,473)	(63,780)
Prepaid, accrued and deferred income taxes	352,625	1,334,816
Excess tax benefit from stock options exercised	(324,193)	(3,800)
Accounts payable	379,868	677,433
Accrued expenses	199,176	(426,485)
Self insured obligations	(26,547)	101,038
Deferred compensation and other liabilities	(23,411)	(138,542)
	(391,915)	1,651,038
Net cash provided by continuing operations	4,466,647	6,177,831
Net cash (used in) provided by discontinued operations	(510,048)	1,146,991
Net cash provided by operating activities	3,956,599	7,324,822
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(3,048,920)	(4,600,328)
Proceeds from disposition of property	1,097,752	317
Change in restricted cash	3,492,803	—
Change in other assets	(109,488)	146,221
Net cash provided by (used in) continuing investing activities	1,432,147	(4,453,790)
Net cash (used in) discontinued investing activities	—	(917,012)
Net cash provided by (used in) investing activities	1,432,147	(5,370,802)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	—	1,000,000
Payment of long-term debt and capital lease obligations	(2,448,841)	(2,716,082)
Cash dividends paid	(790,526)	(740,438)
Special cash dividend paid	(47,962,754)	—
Proceeds from stock options exercised	7,467,463	86,850
Excess tax benefit from stock options exercised	324,194	3,800
Treasury shares acquired	(6,779,485)	(588,206)
Treasury shares re-issued	12,392	30,133
Net cash (used in) financing activities	(50,177,557)	(2,923,943)

The accompanying notes are an integral part of the consolidated financial statements.

Net decrease in cash and equivalents	(44,788,811)	(969,923)
Cash and equivalents at beginning of year	45,962,546	2,315,948
Cash and equivalents at end of quarter	$1,173,735	$1,346,025

Supplemental disclosures:
Interest paid	$360,966	$513,888
Income taxes paid	255,080	126,508
Dividends declared but not paid	807,794	787,712
Lease transactions capitalized (non-cash)	189,769	—

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

NOTE A — ACCOUNTING POLICIES
A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying interim consolidated financial statements (unaudited) follows:
Description of the Business
Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.”All 94 Frisch's Big Boy restaurants operated by the Company as of September 18, 2012 are located in various regions of Ohio, Kentucky and Indiana. The Company owns the trademark “Frisch’s” and has exclusive, irrevocable ownership of the rights to the “Big Boy” trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. All of the Frisch’s Big Boy restaurants also offer “drive-thru” service. The Company also licenses 25 Frisch's Big Boy restaurants to other operators, which are located in certain parts of Ohio, Kentucky and Indiana. In addition, the Company operates a commissary and food manufacturing plant near its headquarters in Cincinnati, Ohio that services all Frisch's Big Boy restaurants operated by the Company, and is available to supply restaurants licensed to others.
Consolidation Practices
The accompanying interim consolidated financial statements (unaudited) include the accounts of Frisch’s Restaurants, Inc. and all of its subsidiaries, prepared in conformity with generally accepted accounting principles in the United States of America (US GAAP). Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these interim consolidated financial statements include all adjustments (all of which were normal and recurring) necessary for a fair presentation of all periods presented.
Certain amounts reported in prior years have been reclassified to conform to the current year presentation.
At the beginning of Fiscal Year 2012 (defined below), the Company operated a second business segment, which consisted of 35 Golden Corral restaurants (Golden Corral) that were licensed to the Company by Golden Corral Corporation (GCC). Six of the Golden Corrals were closed in August 2011 due to under performance. In May 2012, the remaining 29 Golden Corrals were sold to GCC. Results of Golden Corral for the 16 week period ended September 20, 2011 (First Quarter Fiscal 2012) are presented as discontinued operations (see NOTE B - DISCONTINUED OPERATIONS).
Fiscal Year
The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The first quarter of each fiscal year contains 16 weeks. Each of the last three quarters normally contains 12 weeks. As it becomes necessary every fifth or sixth year, an additional week is added to the fiscal calendar, which results in a 53 week year with a 13 week fourth quarter. The current fiscal year will end on Tuesday, May 28, 2013 (Fiscal Year 2013), a period of 52 weeks. The year that ended May 29, 2012 (Fiscal Year 2012) was also a 52 week year.
Use of Estimates and Critical Accounting Policies
The preparation of financial statements in conformity with US GAAP requires management to use estimates and assumptions to measure certain items that affect the amounts reported. These judgments are based on knowledge and experience about past and current events, and assumptions about future events. Although management believes its estimates are reasonable and adequate, future events affecting them may differ markedly from current judgment. Significant estimates and assumptions are used to measure self-insurance liabilities, deferred executive compensation obligations, net periodic pension cost and future pension obligations, carrying values of property held for sale and for long-lived assets including property and equipment, goodwill and other intangible assets.
Management considers the following accounting policies to be critical accounting policies because the application of estimates to these policies requires management’s most difficult, subjective or complex judgments: self-insurance liabilities, net periodic pension cost and future pension obligations, and the carrying values of long-lived assets.
Cash and Cash Equivalents
Funds in transit from credit card processors are classified as cash. Highly liquid investments with original maturities of three months or less are considered as cash equivalents. Cash equivalents included $42,000,000 in commercial paper at May 29, 2012, which was used on September 14, 2012 to fund a special dividend of $9.50 per share.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Restricted Cash
Restricted cash as of May 29, 2012 consisted of funds from the proceeds of two separate real property transactions that were being held by a third party intermediary in anticipation of the completion of qualifying like kind exchanges in order to defer taxable gains pursuant to Section 1031 of the Internal Revenue Code. In July and August 2012, all of the restricted cash was returned to the Company's treasury from the third party intermediary because suitable like kind exchanges could not be identified.
Receivables
Trade and other accounts receivable are valued on the reserve method. The reserve balance was $30,000 as of September 18, 2012 and May 29, 2012. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.
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
The cost of land not yet in service is included in “Construction in progress” in the consolidated balance sheet if construction has begun or if construction is likely within the next 12 months. one new Frisch's Big Boy restaurant building was under construction as of September 18, 2012 on land that is leased to the Company. Estimated remaining costs (not already included in Construction in progress) to complete construction of the restaurant approximated $2,040,000 as of September 18, 2012. Construction in progress as of September 18, 2012 consisted of the new restaurant that was under construction plus remodeling work that was at various stages of completion in existing restaurants.

Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest was $8,000 and $16,000 respectively, for the 16 weeks ended September 18, 2012 and September 20, 2011.
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

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets
Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment of long-lived assets. Carrying values are tested for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable from the estimated future cash flows expected to result from the use and eventual disposition of the property. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which the carrying values exceed fair value, which is determined as either 1) the greater of the net present value of the future cash flow stream, or 2) by opinions of value provided by real estate brokers and/or management’s judgment as developed through its experience in disposing of unprofitable restaurant properties. Broker opinions of value and the judgment of management consider various factors in their fair value estimates such as the sales of comparable properties and general real estate activity in the local market, general economic conditions in the area, and the physical condition and location of the subject property.
When decisions are made to permanently close under performing restaurants, the carrying values of the closed restaurant properties that are owned in fee simple title are reclassified to "Property held for sale" (see Property Held for Sale elsewhere in NOTE A — ACCOUNTING POLICIES) and are subjected to the accounting policy for impairment of long-lived assets (see above). When leased restaurant properties are permanently closed, before reaching the end of the lease term and there is no immediate assignment of the lease to a third party, an impairment provision is made equal to the present value of remaining non-cancelable lease payments after the closing date, net of estimated subtenant income. The carrying values of leasehold improvements are also reduced, if necessary, in accordance with the accounting policy for impairment of long-lived assets.
Non-cash pretax impairment charges totaling $70,000 were recorded during the 16 weeks ended September 18, 2012 to lower previous estimates of the fair values of two former Frisch's Big Boy restaurants, based on accepted sales contracts. Impairment of long-lived assets, recorded as observable inputs (Level 2 under the fair value hierarchy), are summarized below for the 16 weeks ended September 18, 2012:

	Fair Value Measurements Using
	(in thousands)
	Level 1	Level 2	Level 3	Gains (Losses)

Two former Frisch's Big Boy restaurants	$—	$1,622	$—	$70

No impairment losses from continuing operations were recorded during the 16 week period ended September 20, 2011 (also see NOTE B - DISCONTINUED OPERATIONS).
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

Property Held for Sale
Surplus property that is no longer needed by the Company and for which the Company is committed to a plan to sell the property is classified as “Property held for sale” in the consolidated balance sheet. As of September 18, 2012, “Property held for sale” consisted of three former Frisch's Big Boy restaurants ($1,904,000), three former Golden Corral restaurants ($3,055,000) and eight other surplus pieces of land ($2,204,000). All of the surplus property is stated at the lower of its cost or fair value, less cost to sell, which is reviewed each quarter (see Impairment of Long-Lived Assets elsewhere in NOTE A — ACCOUNTING POLICIES). The stated value of any property for which a viable sales contract is pending at the balance sheet date - $1,363,000 at September 18, 2012 - is reclassified to current assets.
Gains and losses on the sale of assets, as reported in the consolidated statement of earnings, consist of transactions involving real property and sometimes may include restaurant equipment that is sold together with real property as a package when former

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE A — ACCOUNTING POLICIES (CONTINUED)

restaurants are sold. Gains and losses reported on this line do not include abandonment losses that routinely arise when certain equipment is replaced before it reaches the end of its expected life; abandonment losses are instead reported in other operating costs.
Investments in Land
The cost of land (for potential future use - four tracts) on which construction is not likely within the next 12 months is classified as "Investments in land" in the consolidated balance sheet. Other tracts of undeveloped land (for which no specific plans have been made) are also included in "Investments in Land" and are carried at the lower of cost or fair value (see Impairment of Long-Lived Assets elsewhere in NOTE A — ACCOUNTING POLICIES).
Goodwill and Other Intangible Assets
As of September 18, 2012 and May 29, 2012, the carrying amount of goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested for impairment on the first day of the fourth quarter of each fiscal year and whenever an impairment indicator arises. Impairment testing first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The fair value of a reporting unit is not calculated unless the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount. Other intangible assets are also tested for impairment on the first day of the fourth quarter of each fiscal year and whenever an impairment indicator arises.

An analysis of Goodwill and Other Intangible Assets follows:

	September 18, 2012	May 29, 2012
	(in thousands)
Goodwill	$741	$741
Other intangible assets not subject to amortization	22	22
Other intangible assets subject to amortization - net	14	14
Total goodwill and other intangible assets	$777	$777

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
New Store Opening Costs
New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged as incurred to “Other operating costs” in the consolidated statement of earnings. New store opening costs for the 16 week periods ended September 18, 2012 and September 20, 2011 were $204,000 and $283,000 respectively.
Benefit Plans
The Company has historically sponsored two qualified defined benefit pension plans: the Pension Plan for Operating Unit Hourly Employees (the Hourly Pension Plan) and the Pension Plan for Managers, Office and Commissary Employees (the Salaried Pension

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Plan). (See NOTE G — PENSION PLANS.) A merger of the two qualified defined benefit pension plans was completed on May 29, 2012. The merger did not affect plan benefits, but lower administrative costs will be incurred. The merged plan is in compliance with the Pension Protection Act of 2006 (PPA), the Heroes Earnings Assistance and Relief Tax Act of 2008 (HEART Act), the technical corrections promulgated by the Worker, Retiree, and Employer Recovery Act of 2008 (WRERA) and guidance on the HEART Act provided by the Internal Revenue Service.
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
Hourly Restaurant Employees - Hourly restaurant employees hired after December 31, 1998 are ineligible for pension plan participation. Future accruals for credited service after August 31, 2009 have been frozen for hourly restaurant employees who were hired on or before December 31, 1998. Hourly restaurant employees hired January 1, 1999 or after have been eligible to participate in the Frisch’s Restaurants, Inc. Hourly Employees 401(k) Savings Plan (the Hourly Savings Plan), a defined contribution plan that provided a 40 percent match by the Company on the first 10 percent of earnings deferred by the participants. The Company’s match had vested on a scale based on length of service that reached 100 percent after four years of service. The Hourly Savings Plan was amended effective September 1, 2009 to provide for immediate vesting along with a 100 percent match from the Company on the first 3 percent of earnings deferred by participants. All hourly restaurant employees are now eligible to participate in the Hourly Savings Plan, regardless of when hired.
Salaried Restaurant Management, Office and Commissary Employees - Salaried employees hired after June 30, 2009 are ineligible for pension plan participation. Salaried employees hired on or before June 30, 2009 continue to participate and are credited with normal benefits for years of service. Salaried employees are automatically enrolled, unless otherwise elected, in the Frisch’s Employee 401(k) Savings Plan (the Salaried Savings Plan), a defined contribution plan. The Salaried Savings Plan provides immediate vesting under two different Company matching schedules. Employees hired on or before June 30, 2009 may continue to defer up to 25 percent of their compensation under the Salaried Savings Plan, with the Company contributing a 10 percent match on the first 18 percent deferred. Salaried employees hired after June 30, 2009 receive a 100 percent match from the Company on the first 3 percent of compensation deferred.
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
The mutual funds and the corresponding liability to FESP participants were increased $154,000 (due to market gains) during the 16 week period ended September 18, 2012, and were decreased $278,000 (due to market losses) during the 16 week period ended September 20, 2011. All of these changes were effected through offsetting investment income or loss and charges (market gains) or credits (market losses) to deferred compensation expense, which is included within administrative and advertising expense in the consolidated statement of earnings.
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
Effective January 1, 2000 a Non Deferred Cash Balance Plan was adopted to provide comparable retirement type benefits to the HCE’s in lieu of future accruals under the qualified defined benefit plan and the SERP. The comparable benefit amount is determined

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE A — ACCOUNTING POLICIES (CONTINUED)

each year and converted to a lump sum (reported as W-2 compensation) from which taxes are withheld and the net amount is deposited into the HCE’s individual trust account. In addition, accruals have been made for additional required contributions that are due when the present value of lost benefits under the qualified defined benefit plan and the SERP exceeds the value of the assets in the HCE's trust account when a participating HCE retires or is otherwise separated from service with the Company (see NOTE G — PENSION PLANS).
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
Income Taxes
Income taxes are provided on all items included in the consolidated statement of earnings regardless of when such items are reported for tax purposes, which gives rise to deferred income tax assets and liabilities. The provision for income taxes in all periods presented has been computed based on management’s estimate of the effective tax rate for the entire year. The effective tax rate was estimated at 32 percent and 23 percent respectively for the 16 week periods ended September 18, 2012 and September 20, 2011. This year's higher rate is primarily due to changes in tax credits and state deferred taxes.
The Internal Revenue Service is currently examining the Company's tax return for Fiscal Year 2011, which was filed in February 2012.
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable and accounts receivable, investments and long-term debt. The carrying values of cash and cash equivalents together with accounts payable and accounts receivable approximate their fair value based on their short-term character. The fair value of long-term debt is disclosed in NOTE C — LONG-TERM DEBT.
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
New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 was issued to amend Accounting Standards Codification Topic 220, “Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the presentation must show each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, which has been the Company’s historical presentation. The amendment did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.
ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” was issued in December 2011 to defer the effective date of the guidance in ASU 2011-05 relating to the presentation of reclassification adjustments. All other requirements of ASU 2011-05 are not affected by the issuance of ASU 2011-12, including the requirement to report income either in a single continuous financial statement or in two separate but consecutive financial statements, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-05 on May 30, 2012 (the first day of the fiscal year that will end May 28, 2013). See the Consolidated Statement of Comprehensive Income that immediately follows the Consolidated Statement of Earnings in the Consolidated Financial Statements.
The Company reviewed all other significant newly issued accounting pronouncements and concluded that they are either not

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE A — ACCOUNTING POLICIES (CONTINUED)

applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

NOTE B - DISCONTINUED OPERATIONS

On May 16, 2012, the Company closed on the sale of its Golden Corral restaurant operations to Golden Corral Corporation, from which the Company had previously been granted licenses to operate the 29 restaurants that comprised the assets that were sold in the transaction. A pretax loss on the sale of $5,590,000 was recorded in Fiscal Year 2012.

The Company had previously closed six under performing Golden Corral restaurants in August 2011. As a result, a non-cash pretax asset impairment charge (with related closing costs) of $4,000,000 was recorded during the 16 week period ended September 20, 2011 (First Quarter Fiscal 2012). The impairment charge lowered the carrying values of the six restaurant properties (all owned in fee simple title) to their estimated fair values, which in the aggregate amounted to approximately $6,909,000. The total impairment charge included $69,000 for impaired intangible assets and $180,000 for certain other costs.

The impairments of long lived assets were recorded as significant unobservable inputs (level 3 under the fair value hierarchy), which are summarized below (also see Impairment of Long-Lived Assets along with Real Estate Held for Sale in NOTE A — ACCOUNTING POLICIES):

	Fair Value Measurements Using
	(in thousands)
First Quarter Fiscal 2012	Level 1	Level 2	Level 3	Gains (Losses)

Six former Golden Corral restaurants	$—	$—	$6,909	$(4,000)

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

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

Results of Golden Corral for the 16 weeks ended September 20, 2011 (First Quarter Fiscal 2012) are presented as discontinued operations in the consolidated financial statements. Income tax expense presented in discontinued operations in the 16 weeks ended the September 18, 2012 (First Quarter Fiscal 2013) represents adjustments to tax related balance sheet accounts.

	16 weeks ended
	September 18, 2012	September 20, 2011
	(in thousands)
Sales	$—	$30,367

Food and paper	—	11,619
Payroll and related	—	8,892
Other operating costs	—	8,234
	—	28,745

Gross profit	—	1,622

Administrative and advertising	—	927
Impairment of long-lived assets	—	4,000

Loss from discontinued operations before income taxes	—	(3,305)

Income tax expense (benefit)	158	(571)

Loss from discontinued operations, net of tax	$(158)	$(2,734)

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

Assets and liabilities related to discontinued operations consisted of:

	September 18, 2012	May 29, 2012
	(in thousands)
Assets
Cash and equivalents	$—	$—
Trade and other receivables	137	190
Inventories	—	—
Prepaid expenses and sundry deposits	—	—
Prepaid and deferred income taxes	—	—
Total current assets	137	190

Net property and equipment	—	—
Other intangible assets	—	—
Assets of discontinued operations	$137	$190

Liabilities
Accounts payable	$37	$47
Accrued expenses	241	636
Total current liabilities	278	683

Deferred other	—	—
Deferred income taxes	—	—
Liabilities of discontinued operations	$278	$683

In addition, three of the six Golden Corral restaurants that closed in August 2011 had yet to be sold as of September 18, 2012. The aggregate fair value of the three restaurants ($3,055,000) is carried in the consolidated balance sheet as "Property held for sale" as of September 18, 2012 (four restaurants - $4,136,000 at May 29, 2012). (See "Property Held for Sale" in NOTE A — ACCOUNTING POLICIES.)

NOTE C — LONG-TERM DEBT

	September 18, 2012		May 29, 2012
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Loan —
Construction Phase	$—	$—	$—	$—
Term Loans	4,752	11,812	5,423	13,241
Revolving Loan	—	—	—	—
Stock Repurchase Loan —	134	717	132	762
2009 Term Loan	1,047	178	1,038	443
	$5,933	$12,707	$6,593	$14,446
The portion payable after one year matures as follows:

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE C — LONG-TERM DEBT (CONTINUED)

	September 18, 2012	May 29, 2012
	(in thousands)
Annual period ending in 2014	$4,466	$4,846
2015	3,398	3,652
2016	2,189	2,721
2017	1,631	1,654
2018	897	1,235
Subsequent to 2018	126	338
	$12,707	$14,446
The Company has four unsecured loans in place, all with the same lending institution. The Second Amended and Restated Loan Agreement (2012 Loan Agreement), under which the Company may not assume or permit to exist any other indebtedness, governs the four loans. The 2012 Loan Agreement (effective April 10, 2012) amended and restated the prior loan agreement (2010 Loan Agreement). The 2012 Loan Agreement renewed credit facilities for the Construction Loan and the Revolving Loan, permitting additional borrowing through October 15, 2013. The 2012 Loan Agreement did not renew borrowing capacity under the Stock Repurchase Loan, but it continues to govern the prior amount borrowed to finance stock that was repurchased, as well as a separate 2009 Term Loan.
Construction Loan
The Construction Loan is an unsecured draw credit line intended to finance construction and opening and/or the refurbishing of restaurant operations. The 2012 Loan Agreement made $15,000,000 available to be borrowed for its intended purpose when it went into effect in April 2012. No funds have been borrowed since the 2012 Loan Agreement went into effect.
The Construction Loan is subject to an unused commitment fee equal to 0.25% percent of the amount available to be borrowed. Funds borrowed are initially governed as a Construction Phase loan on an interest only basis. Interest is calculated with a pricing matrix that uses changeable basis points, determined by certain of the Company’s financial ratios. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. Payment of principal without penalty is permitted at the end of any rate period.
Within 6 months of borrowing (assuming no prepayment at the end of the rate period), the balance outstanding under each loan in the Construction Phase must be converted to a Term Loan, with an amortization period of not less than seven nor more than 12 years as chosen by the Company. For funds borrowed between September 2007 and September 2010, any Term Loan converted with an initial amortization period of less than 12 years, a one-time option, without penalty or premium, is available during the chosen term to extend the amortization period up to a total of 12 years. Outstanding balances of loans initiated prior to September 2007 had to be converted with an amortization period not to exceed seven years. Upon conversion to an amortizing Term Loan, the Company may select a fixed interest rate over the chosen term or may choose among various adjustable rate options.
Prepayments of Term Loans that were initiated prior to September 2009 are permissible upon payment of sizable prepayment fees and other amounts. For Term Loans initiated after September 2009, the Company has the option at the time of conversion to include a small break funding premium over the otherwise applicable fixed interest rate in exchange for the right to prepay in whole or in part at any time without incurring a prepayment fee. After September 2010, the break funding premium included at conversion is also necessary in order to be permitted to extend the amortization period up to 12 years without incurring additional costs.
As of September 18, 2012, the aggregate outstanding balance under the Construction Loan was $16,564,000, which consisted entirely of Term Loans; no balance was in the Construction Phase awaiting conversion. Since the inception of the Construction Loan (including prior agreements), 25 of the Term Loans ($59,000,000 out of $97,000,000 in original notes) had been retired as of September 18, 2012. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 4.92% percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $549,000, expiring in various periods ranging from October 2012 through February 2019.
Any outstanding amount in the Construction Phase that has not been converted into a Term Loan shall mature and be payable in full on October 15, 2013, unless the 2012 Loan Agreement is renewed sooner.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE C — LONG-TERM DEBT (CONTINUED)

Revolving Loan
The Revolving Loan provides an unsecured credit line that allows for borrowing of up to $5,000,000 to fund temporary working capital needs. Amounts repaid may be re-borrowed so long as the amount outstanding does not exceed $5,000,000 at any time. The Revolving Loan, none of which was outstanding as of September 18, 2012, will mature and be payable in full on October 15, 2013, unless the 2012 Loan Agreement is renewed sooner. It is subject to a 30 consecutive day out-of-debt period each fiscal year. Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is also subject to a 0.25% percent unused commitment fee.
Stock Repurchase Loan
The unsecured Stock Repurchase Loan originated in July 2011 when $1,000,000 that had been borrowed earlier (to finance repurchases of the Company's stock) was converted to a Term Loan. The Stock Repurchase Loan, the outstanding balance of which was $851,000 as of September 18, 2012, requires 84 equal installments of $13,000 including principal and interest at a fixed 3.56% percent interest rate, which matures in July 2018.
2009 Term Loan
The unsecured 2009 Term Loan originated in September 2009 when $4,000,000 was borrowed to fund the acquisition of five Frisch's Big Boy restaurants from the landlord of the facilities. The 2009 Term Loan, the outstanding balance of which was $1,225,000 as of September 18, 2012, requires 48 monthly installments of $89,000 including principal and interest at a fixed 3.47% percent interest rate. The final payment of the loan is due October 21, 2013.
Loan Covenants
The 2012 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of September 18, 2012. Compensating balances are not required under the terms of the 2012 Loan Agreement.
Fair Values
The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at September 18, 2012 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
Term Loans under the Construction Loan	$16,564,000	$17,291,000
NOTE D — LEASED PROPERTY
Although it is the Company’s policy to own the property on which it operates restaurants, the Company occupies some of its restaurant facilities pursuant to lease agreements. As of September 18, 2012, the Company operated 14 Frisch's Big Boy restaurants on non-owned premises, 13 of which were classified as operating leases and one was a capital lease. Most of the operating leases have multiple renewal options, four of which will expire at various times over the next five years. While none of the four leases has a purchase option, all four have renewal options available. In addition, an operating lease was put into place in September 2012 for land on which construction of a Frisch's Big Boy restaurant was in progress as of September 18, 2012.
The Company remains contingently liable under certain operating lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated (see Other Contingencies in NOTE H — COMMITMENTS AND CONTINGENCIES).
Office space is occupied under an operating lease that expires during fiscal year 2023, at which time a purchase option becomes available to acquire the office property in fee simple title.
Rent expense under operating leases:

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE D — LEASED PROPERTY (CONTINUED)

	16 weeks ended
	September 18, 2012	September 20, 2011
	(in thousands)
Minimum rentals (a)	$326	$377
Contingent payments	—	—
	$326	$377
(a) The 16 weeks ended September 20, 2011 does not include $186,000 for Golden Corral recorded in discontinued operations.
The ground lease for the Frisch's Big Boy restaurant that is classified as a capital lease requires the Company to purchase the land in fee simple title between the 10th (2020) and 15th (2025) years of the lease. Delivery equipment is held under capitalized leases expiring during various periods extending into fiscal year 2021.
An analysis of the capitalized leased property is shown in the following table. Amortization of capitalized delivery and other equipment is based on the straight-line method over the primary terms of the leases.

	Asset balances at
	September 18, 2012	May 29, 2012
	(in thousands)
Restaurant property (land)	$825	$825
Delivery equipment	1,676	1,486
Less accumulated amortization	(731)	(679)
	$1,770	$1,632
Future minimum lease payments under capitalized leases and operating leases are summarized below. The column for capitalized leases includes the requirement to acquire the land described above in fee simple title.

Period ending September 18,	Capitalized Leases	Operating Leases
	(in thousands)
2013	$276	$1,053
2014	276	1,063
2015	276	887
2016	276	843
2017	212	855
2018 to 2033	1,266	9,833
Total	2,582	$14,534
Amount representing interest	(753)
Present value of obligations	1,829
Portion due within one-year	(169)
Long-term obligations	$1,660

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE E - ACCRUED EXPENSES

Accrued expenses in the consolidated balance sheet consisted of the following:

	September 18, 2012	May 29, 2012
	(in thousands)
Salaries, wages and related expenses	$5,106	$4,976
Accrued property taxes	1,764	1,787
Other accrued expenses	678	579
Total accrued expenses	7,548	$7,342

NOTE F — SHAREHOLDERS' EQUITY/ CAPITAL STOCK
The Company has three equity compensation plans adopted respectively in 1993, 2003 and 2012.
2003 and 2012 Stock Option and Incentive Plans
Shareholders approved the 2012 Stock Option and Incentive Plan (2012 Plan) in October 2012. The 2012 Plan made material, substantive changes to the 2003 Stock Option and Incentive Plan (as amended) (collectively the 2003 Plan), as reflected in the 2012 Plan.
Under the 2003 Plan, up to 800,000 shares were originally authorized for awards. Shareholder approval of the 2012 Plan canceled 483,410 shares that remained available to be awarded under the 2003 Plan. The authorization under the 2012 Plan has been set at 500,000 shares that may awarded (subject, however, to proportionate and equitable adjustments determined by the Compensation Committee of the Board of Directors (the Committee) as deemed necessary following the event of any equity restructuring that may occur). The 2003 Plan limited the amount that can be awarded to an individual during a fiscal year to 80,000 shares. The 2012 Plan reduced the annual limit to 50,000 shares, but retained the maximum annual dollar limit of $1,000,000 for awards denominated in dollars, granted to any one individual during any fiscal year if the awards are intended to qualify as performance based compensation. No awards were permitted to be granted under the 2003 Plan after the tenth anniversary of its approval (October 6, 2013). The 2012 Plan will remain in effect until all shares subject to the Plan have been awarded or issued according to the Plan's provisions, unless terminated earlier by the Board of Directors.
All other provisions of the 2012 Plan mirror those of the 2003 Plan, including continuance to provide for several forms of awards including stock options, stock appreciation rights, stock awards including restricted and unrestricted awards of stock, and performance awards. Employees of the Company and non-employee members of the Board of Directors are eligible to be selected to participate in the 2012 Plan. Participation is based on selection by the Committee. Although there is no limitation on the number of participants, approximately 40 persons have historically participated in the Company's stock option and incentive plans.
Options to purchase shares of the Company’s common stock (stock options) permit the holder to purchase a fixed number of shares at a fixed price. When options are granted, the Committee determines the number of shares subject to the option, the term of the option, which may not exceed 10 years, the time or times when the option will become exercisable and the price per share that a participant must pay to exercise the option. No option will be granted with an exercise price that is less than 100% percent of fair market value on the date of the grant. The option price and obligatory withholding taxes may be paid pursuant to a “cashless” exercise/sale procedure involving the simultaneous sale by a broker of shares covered by the option.
Stock appreciation rights (SAR’s) are rights to receive payment, in cash, shares of common stock or a combination of the two, equal to the excess of (1) the fair market value of a share of common stock on the date of exercise over (2) the price per share of common stock established in connection with the grant of the SAR (the reference price). The reference price must be at least 100% percent of the common stock’s fair market value on the date the SAR is granted. SAR’s may be granted by the Committee in its discretion to any participant, and may have terms no longer than 10 years.
Stock awards are grants of shares of common stock that may be restricted (subject to a holding period or other conditions) or

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE F — SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

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
Restricted Stock Awards under the 2012 Plan
On October 3, 2012, each non-employee member of the Board of Directors was granted a restricted stock award under the 2012 Plan equivalent to $40,000 in shares of the Company's common stock. The aggregate award amounted to 14,245 shares granted, which resulted in 2,035 shares being issued to each non-employee director, based on the October 3, 2012 market value of the Company's stock. Pursuant to the terms of his employment contract, on October 3, 2012, the CEO was granted a restricted stock award in the same amount (2,035 shares) and subject to the same conditions as the restricted stock granted to non-employee director on that same day.
These restricted stock awards were re-issued from the Company’s treasury and vest in full on the first anniversary of the grant date. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service ends, except that enough shares may be sold to satisfy tax obligations attributable to the grant.
No other awards — stock options, stock appreciation rights, stock awards including unrestricted awards of stock, or performance awards — have been granted under the 2012 Plan.
Unrestricted Stock Awards under the 2003 Plan
On June 13, 2012, the Committee granted unrestricted stock awards to the executive officers (excluding the CEO) and other key employees. Pursuant to the awards, 4,850 shares of the Company's common stock were re-issued from the Company's treasury. The total value of the awards amounted to $127,000, for which the Company recorded a pretax charge against administrative and advertising expense in the consolidated statement of earnings during the 16 week period ended September 18, 2012. In connection with the awards, 1,349 shares were immediately surrendered to the Company's treasury to cover the withholding tax obligation on the compensation.
On June 15, 2011, the Committee granted an unrestricted stock award to the CEO. Pursuant to the award, 17,364 shares of the Company’s common stock were re-issued to the CEO from the Company’s treasury. The total value of the award amounted to $371,000, for which the Company recorded a pretax charge against administrative and advertising expense in the consolidated statement of earnings during the 16 week period ended September 20, 2011. In connection with the award, the CEO immediately surrendered 7,998 shares to the Company’s treasury to cover the withholding tax obligation on the compensation. Also on June 15, 2011, an option to purchase 40,000 shares of the Company’s common stock that belonged to the CEO was terminated. The option was originally granted to the CEO on July 11, 2001 at a strike price of $13.70 per share (see 1993 Stock Option Plan described elsewhere in NOTE F — SHAREHOLDERS' EQUITY/ CAPITAL STOCK).
Restricted Stock Awards under the 2003 Plan
Each non-employee member of the Board of Directors was granted a restricted stock award on October 5, 2011 equivalent to $40,000 in shares of the Company’s common stock. The aggregate award amounted to 14,560 shares granted, which resulted in 2,080 shares being issued to each non-employee director, based upon the October 5, 2011 market value of the Company’s common stock. Pursuant to the terms of his employment contract, the CEO was granted a restricted stock award on October 5, 2011 in the same amount (2,080 shares) and subject to the same conditions as the restricted stock granted to non-employee directors on that day. In connection with these awards, certain members of the Board of Directors surrendered a total of 1,456 shares to the Company's treasury on the October 5, 2012 vesting date to satisfy their tax obligations.
On June 15, 2011, the Committee granted restricted stock awards to the executive officers (excluding the CEO) and other key employees. Pursuant to the awards, 7,141 shares were re-issued from the Company's treasury. The aggregate award amounted to $150,000, based on the June 15, 2011 market value of the Company's stock. In connection with these awards, a total of 1,342 shares were surrendered to the Company's treasury on the June 15, 2012 vesting date to cover withholding tax obligations.
All restricted stock awards under the 2003 Plan were re-issued from the Company’s treasury and vested in full on the first anniversary

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE F — SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

of the grant date. Full voting and dividend rights were provided prior to vesting. Vested shares must be held until board service or employment ends, except that enough shares may be sold to satisfy tax obligations attributable to the grant.
Performance Awards under the 2003 Plan
Under the CEO's three year employment agreement that was effective May 30, 2012 (the first day of Fiscal Year 2013), the Committee will consider the CEO for the grant of a Performance Award as permitted by the 2003 Plan. The Committee granted a Performance Award to the CEO on May 30, 2012, which is intended to govern the CEO's incentive compensation for Fiscal Year 2013, if any, based on the achievement of certain goals.
Stock Option Awards under the 2003 Plan
As of September 18, 2012, options to purchase 333,250 shares had been cumulatively granted under the Plan. No stock options were awarded during the 16 week period ended September 18, 2012. Options granted to the CEO before October 2009 vested six months from the date of the grant. Options granted to the CEO pursuant to the terms of his employment contract (October 2009 and October 2010) vested one year from the date of the grant. Options granted to executive officers and other key employees vested in three equal annual installments. Options granted to non-employee members of the Board of Directors vested one year from the date of grant. The Committee may, in its sole discretion, accelerate the vesting of all or any part of any awards held by a terminated participant, excluding, however, any participant who is terminated for cause.
There were 68,169 options outstanding as of September 18, 2012.

Final Reconciliation of Shares Awarded under the 2003 Plan

No. of shares
Original authorization	800,000
Stock options cumulatively granted	(333,250)
Options cumulatively forfeited	74,253
541,003
Unrestricted stock awarded	(22,214)
Restricted stock cumulatively awarded	(35,817)
Restricted stock cumulatively forfeited	438
Authorization canceled	483,410
1993 Stock Option Plan
Approved by the shareholders in October 1993, the 1993 Stock Option Plan (1993 Plan) authorized the grant of stock options for up to 562,432 shares (as adjusted for subsequent changes in capitalization from the original authorization of 500,000 shares) of the common stock of the Company for a 10 year period beginning in May 1994.
Options to purchase 556,228 shares were cumulatively granted under the 1993 Plan before granting authority expired on October 4, 2008. As of September 18, 2012, 7,834 shares granted remained outstanding. An outstanding option for 40,000 shares that was granted to the CEO in 2001 was terminated on June 15, 2011 (see Unrestricted Stock Awards under the 2003 Plan described elsewhere in NOTE F — SHAREHOLDERS' EQUITY/ CAPITAL STOCK). Outstanding options that had been set to expire in June 2012 (13,000) and July 2012 (40,000 belonging to the CEO) were extended by the Committee for up to 30 days from the date that the restriction on employee trading (blackout period) was removed. The extension required a pretax charge of less than $1,000 to be recognized in administrative and advertising expense in the consolidated statement of earnings during the 16 week period ended September 18, 2012.
The extension by the Committee notwithstanding, all outstanding options under the 1993 Plan were granted at fair market value and expire 10 years from the date of grant. Final expirations will occur in June 2014.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE F — SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

Outstanding and Exercisable Options
The changes in outstanding and exercisable options under both the 1993 Plan and the 2003 Plan are shown below as of September 18, 2012:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	399,586	$23.96
Granted	—	$—
Exercised	(320,417)	$23.31
Forfeited or expired	(3,166)	$22.94
Outstanding at end of quarter	76,003	$18.25	4.91	years	$306
Exercisable at end of quarter	67,834	$19.11	4.57	years	$222

The intrinsic value of stock options exercised during the 16 weeks ended September 18, 2012 and September 20, 2011 was $2,779,000 and $16,000, respectively. Options exercised during the 16 weeks ended September 18, 2012 included 136,000 by the CEO, the intrinsic value of which amounted to $1,278,000. Excess tax benefits of $324,000 were recorded in additional paid in capital from the exercise of stock options during the 16 weeks ended September 18, 2012. All shares exercised during the 16 weeks ended September 18, 2012 were re-issued from the Company's treasury.
Stock options outstanding and exercisable as of September 18, 2012 for the 1993 Plan and the 2003 Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$10.05 to $15.90	27,669	$13.19	4.95
$15.91 to $24.20	41,500	$19.66	5.41
$24.21 to $30.13	6,834	$30.13	1.75
$10.05 to $30.13	76,003	$18.25	4.91
Exercisable:
$10.05 to $15.90	19,500	$14.08	3.78
$15.91 to $24.20	41,500	$19.66	5.41
$24.21 to $30.13	6,834	$30.13	1.75
$10.05 to $30.13	67,834	$19.11	4.57
As a result of a change in the capitalization of the Company resulting from a special $9.50 per share dividend (see Dividends described elsewhere in NOTE F — SHAREHOLDERS' EQUITY/ CAPITAL STOCK), the Compensation Committee of the Board of Directors took action on August 22, 2012 to adjust downward the strike prices for outstanding options granted under the 2003 Plan (as provided for in the 2003 Plan) by $9.50 for each option, effective September 17, 2012. Outstanding options granted under the 1993 Plan were not affected by this action, as the 1993 Plan does not require or provide for such an action. No additional compensation cost was required to be recognized as a result of the modification.
Restricted Stock Awards
The changes in restricted stock awards are shown below as of September 18, 2012:

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE F — SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

	No. of shares	Weighted average price per share
Non-vested at beginning of year	22,277	$19.69
Awarded	—	$—
Vested	(5,637)	$21.05
Forfeited	—	$—
Non-vested at end of quarter	16,640	$19.23
Employee Stock Purchase Plan
Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock measured at 85% percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2012 (latest available data), 169,822 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2012, the custodian held 42,808 shares on behalf of employees.

Frisch’s Executive Savings Plan
Common shares totaling 58,492 (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in NOTE A — ACCOUNTING POLICIES) when it was established in 1993. As of September 18, 2012, 38,553 shares remained in the FESP reserve, including 19,722 shares allocated but not issued to participants.
Other Outstanding Options, Warrants or Rights
There are no other outstanding options, warrants or rights.
Treasury Stock
As of September 18, 2012, the Company’s treasury held 2,538,053 shares of the Company’s common stock. Most of the shares were acquired through a modified “Dutch Auction” self-tender offer in 1997, and in a series of intermittent repurchase programs that began in 1998.
On July 25, 2012, the Board of Directors authorized the Company to purchase over a three year period, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock representing approximately 9% percent of the Company's total outstanding shares. During the 16 week period ended September 18, 2012, the Company acquired 212,929 shares under the program at a cost of $6,708,000, which includes 32,000 shares that were beneficially owned by the Chief Executive Officer and 180,929 shares re-acquired in connection with the exercise of "cashless" stock options that normally settle through a broker on the open market.
Separate from the repurchase program, the Company’s treasury acquired 2,691 shares of its common stock during the 16 week period ended September 18, 2012 at a cost of $72,000 to cover the withholding tax obligations in connection with restricted and unrestricted stock awards.
Dividends
Regular quarterly cash dividends paid to shareholders during the 16 week period ended September 18, 2012 amounted to $791,000 or $0.16 per share. In addition, a $0.16 per share dividend was declared on September 12, 2012. Its payment of $808,000 on October 9, 2012 (included in accounts payable at September 18, 2012) was the 207th consecutive quarterly cash dividend (a period of 52 years) paid by the Company.
On July 25, 2012, the Board of Directors declared a special one-time cash dividend of $9.50 per share payable September 14, 2012 to shareholders of record on August 31, 2012. The total for the special dividend that was paid on September 14, 2012 amounted to $47,963,000, which was based on 5,048,711 shares outstanding on August 31, 2012.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE F — SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

Earnings Per Share
Basic earnings per share (EPS) calculations are based on the weighted average number of outstanding common shares during the period presented. Diluted EPS includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Used to Calculate Basic EPS	Stock equivalents	Used to Calculate Diluted EPS
16 weeks ended:	Weighted average shares outstanding		Weighted average shares outstanding

September 18, 2012	4,961,555	55,717	5,017,272
September 20, 2011	4,928,671	13,168	4,941,839

Excluded from the calculations above (because the effect was anti-dilutive), were stock options to purchase 7,000 shares during the 16 week period ended September 18, 2012 and 253,000 during the 16 week period ended September 20, 2011.
Share-Based Payment (Compensation Cost)
The fair value of restricted stock issued and stock options granted is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. The fair value of unrestricted stock is recognized entirely during the period granted. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the consolidated statement of earnings.

	16 weeks ended
	September 18, 2012	September 20, 2011

Stock options granted	$14	$50
Restricted stock issued	98	129
Unrestricted stock issued	127	371
Share-based compensation cost, pretax	239	550
Tax benefit	(81)	(187)
Share-based compensation cost, net of tax	$158	$363
Effect on basic earnings per share	$0.03	$0.07
Effect on diluted earnings per share	$0.03	$0.07
As of September 18, 2012, there was $41,000 of total unrecognized pretax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.5 years. Unrecognized pretax compensation cost related to restricted stock awards amounted to $26,000 as of September 18, 2012, which is expected to be recognized over a weighted average period of 0.08 years.
Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in NOTE F — SHAREHOLDERS' EQUITY/ CAPITAL STOCK). Compensation costs related to the Employee Stock Purchase Plan are determined at the end of each semi-annual offering period – October 31 and April 30.
NOTE G — PENSION PLANS
As discussed more fully under Benefit Plans in NOTE A — ACCOUNTING POLICIES, the Company has historically sponsored two qualified defined benefit pension plans (DB Plans) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). A merger of the DB Plans was completed on May 29, 2012. Net periodic pension cost for the retirement plans is shown in the table that follows:

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE G — PENSION PLANS (CONTINUED)

	16 weeks ended
Net periodic pension cost components	September 18, 2012	September 20, 2011
	(in thousands)
Service cost	$555	$591
Interest cost	533	576
Expected return on plan assets	(614)	(635)
Amortization of prior service (credit) cost	(2)	1
Recognized net actuarial loss	527	269
Settlement loss	—	46
Net periodic pension cost (a)	$999	$848

(a) Amount for Golden Corral included in discontinued operations	—	142

Weighted average discount rate	4.25%	5.25%
Weighted average rate of compensation increase	4.00%	4.00%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%
Net periodic pension cost for fiscal year 2013 is currently expected in the range of $3,200,000 to $3,300,000. Net periodic pension cost for fiscal year 2012 was $2,746,000. Most of the anticipated increase in net periodic pension cost is due the reduction of 100 basis points in the discount rate. Approximately $135,000 is added to annualized net periodic pension cost for each decrement of 25 basis points in the discount rate.
The preliminary minimum required contribution to the merged DB Plan for the plan year ending May 31, 2013 is currently projected to be $1,860,000. The Company currently anticipates contributing up to $2,100,000 over the course of fiscal year 2013, including $525,000 that was contributed during 16 weeks ended September 18, 2012. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon retirement of the participants. No lump sums were paid from the SERP during the 16 weeks ended September 18, 2012.

Future funding of the DB Plan largely depends upon the performance of investments that are held in trusts that have been established for the plan. Equity securities comprise 70 percent of the target allocation of plan assets. Although the market for equity securities has made significant rebounds, the market declines experienced in fiscal year 2009 continue to adversely affect funding requirements, and combined with low bond rates will likely require the continued recognition of significantly higher net periodic pension costs than had been incurred prior to 2009.
The “Underfunded pension obligation” included in “Long-Term Obligations” in the consolidated balance sheet represents projected benefit obligations in excess of the fair value of plan assets. The change in underfunded status is re-measured at the end of each fiscal year, effected through an increase or decrease in “Accumulated other comprehensive loss” in the equity section of the consolidated balance sheet. The projected benefit obligation, which includes a projection of future salary increases, was measured at the end of the fiscal year 2012 using a weighted average discount rate of 4.25 percent, which was a reduction of 100 basis points from the end of the prior year. The projected benefit obligation increases approximately $1,250,000 for each decrease of 25 basis points in the discount rate.
Compensation expense (not included in the net periodic pension cost described above) relating to the Non Deferred Cash Balance Plan (NDCBP) (see Benefit Plans in NOTE A — ACCOUNTING POLICIES) is equal to amounts contributed, or expected to be contributed, to the trusts established for the benefits of certain HCE's - $145,000 and $144,000 respectively, for the 16 weeks ended September 18, 2012 and September 20, 2011. No NDCBP expense was associated with Golden Corral in the prior year. The total NDCBP expense also includes accruals for additional required contributions that are due when the present value of lost benefits under the DB Plan and the SERP exceeds the value of the assets in the HCE's trust accounts when a participating HCE retires or is otherwise separated from service with the Company. In addition, the President and Chief Executive Officer (CEO) has an employment agreement that calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the NDCBP when certain levels of annual pretax earnings are achieved.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE G — PENSION PLANS (CONTINUED)

The Company sponsors two 401(k) defined contribution plans (see Benefit Plans in NOTE A — ACCOUNTING POLICIES). In the 16 week periods ended September 18, 2012 and September 20, 2011, matching contributions to the 401(k) plans amounted to $76,000 and $85,000 (including $17,000 for Golden Corral reported in discontinued operations) respectively.
A non-qualified Executive Savings Plan (FESP) is in place for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in NOTE A — ACCOUNTING POLICIES). In the 16 weeks ended September 18, 2012 and September 20, 2011, matching contributions to FESP were $12,000 and $11,000 (including less than $1,000 for Golden Corral reported in discontinued operations) respectively.
The Company does not sponsor post retirement health care plans.

NOTE H — COMMITMENTS AND CONTINGENCIES
Commitments
In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $12,855,000, $926,000 and $154,000 respectively, for the periods ending September 18, 2013, 2014 and 2015. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.
Litigation
Employees, customers and other parties bring various claims and suits against the Company from time to time in the ordinary course of business. Claims from customers are covered by general liability insurance, but subject to coverage limits. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which presently believes that the resolution of claims currently outstanding, whether or not covered by insurance, will not result in a material adverse effect upon the Company's earnings, cash flows or financial position. Management presently believes that adequate provisions for expected losses not covered by insurance are already included in the consolidated financial statements.
On September 18, 2012, a former employee (plaintiff) filed a collective action under the Fair Labor Standards Act and class action under the Ohio Minimum Fair Wage Standards Act for allegations of off-the-clock work, unpaid overtime, and minimum wage violations as a result of alleged improper application of the Tip Credit. As part of the collective action, the plaintiff seeks recovery for all individuals who worked as a server at any Frisch's Big Boy restaurant operated by the Company during the three year period, September 18, 2009 through September 18, 2012. The class action is limited to servers who worked for the Company at Frisch's Big Boy restaurants located in Ohio during the last three years.
The Company has not answered the complaint, but expects to deny all allegations and will vigorously defend the matter, including efforts by the plaintiff to certify the class. If successful on these claims, the plaintiff and any class members would be entitled to unpaid wages, liquidated damages, and attorneys' fees. Although employee unfair practice claims are not covered by insurance, no loss provision has been made in the consolidated financial statements for amounts that would be payable by the Company as management has not fully evaluated the merits of the claim.
Other Contingencies
The Company self-insures a significant portion of expected losses under its workers’ compensation program in the state of Ohio. Insurance coverage is purchased from an insurance company for individual claims that may exceed $300,000 (see Self Insurance in NOTE A — ACCOUNTING POLICIES). Insurance coverage is maintained for various levels of casualty and general and product liability.
Outstanding letters of credit maintained by the Company totaled $100,000 as of September 18, 2012.
As of September 18, 2012, the Company operated 14 restaurants on non-owned properties (See NOTE D — LEASED PROPERTY), including one lease that provides for contingent rental payments based on a percentage of the leased restaurant’s sales in excess of a fixed amount.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurant operations are situated. The seven restaurant operations were sold to Golden Corral Corporation (GCC) in May 2012 (See NOTE B - DISCONTINUED OPERATIONS), at which time the seven operating leases were simultaneously assigned to GCC, with the Company contingently liable in the event of default by GCC. The amount remaining

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE H — COMMITMENTS AND CONTINGENCIES (CONTINUED)

under contingent lease obligations totaled $7,383,000 as of September 18, 2012, for which the aggregate average annual lease payments approximate $647,000 in each of the next five years. The Company is also contingently liable for the performance of a certain ground lease that was assigned to a third party in 2000; the annual obligation of the lease approximates $48,000 through 2020.
Since there is no reason to believe that either of these third party assignees are likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company. In addition, the Company generally has the right to re-assign the leases in the event of the third party’s default.
NOTE I — RELATED PARTY TRANSACTIONS
The Chief Executive Officer of the Company (Craig F. Maier), who also serves as a director of the Company, owns a Frisch's Big Boy restaurant licensed to him by the Company. Another officer and director of the Company (Karen F. Maier) is a part owner of a Frisch's Big Boy restaurant that is licensed to her and her siblings (excluding Craig F. Maier). Certain other family members of Craig F. Maier and Karen F. Maier also own a licensed Frisch's Big Boy restaurant.
These three restaurants are operated by the Company (not consolidated herein) and they pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $1,518,000 and $1,521,000 respectively, during the 16 weeks ended ended September 18, 2012 and September 20, 2011. Amounts due are generally settled within 28 days of billing. As of September 18, 2012, these three restaurants owed the Company $56,000. The amount owed to the Company was $92,000 as of May 29, 2012.

In a private transaction that occurred on August 30, 2012, the Company's treasury repurchased a total of 32,000 shares of the Company's common stock that were beneficially owned by the Chief Executive Officer either as the Trustee of four separate Trusts or as the Executor of the Estate of Blanche F. Maier (see below). The total cost of the 32,000 shares amounted to $1,034,000 ($759,000 was paid to the four Trusts for 23,500 shares and $275,000 was paid to the Estate for 8,500 shares).

All related party transactions described above were effected on substantially similar terms as transactions with persons or entities having no relationship with the Company.
The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier - deceased February 2005 - the father of Craig F. Maier and Karen F. Maier) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next 10 years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier - the mother of Craig F. Maier and Karen F. Maier), a director of the Company until her death in September 2009, commenced in March 2005. On March 1, 2012, the monthly payment was increased to $19,436 from $19,149 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation to Mrs. Maier’s Estate (Craig F. Maier, Executor), approximating $326,000 is included in the consolidated balance sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $215,000 is included in"Accrued expenses" in the consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS
SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995
Forward-looking statements are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such statements may generally express management’s expectations with respect to its plans, or its assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are inherently subject to risks and other uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but not limited to, the discussion in "Risk Factors" found in this Form 10-Q under Part II, Item 1A. and as set forth in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2012.
Sentences that contain words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue(s),” “assumption(s),” “goal(s),” “target(s)” and similar words (or derivatives thereof) are generally used to distinguish “forward-looking statements” from historical or present facts.
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
CORPORATE OVERVIEW
Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name "Frisch's Big Boy." As of September 18, 2012, 94 Frisch's Big Boy restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana. The Company also licenses 25 Frisch's Big Boy restaurants to other operators who pay franchise and other fees to the Company.
In September 2012, the Company's Chief Operating Officer (COO) retired. The Company does not currently intend to fill the position but rather has assigned the duties of the former COO to other members of senior management.
The Company’s First Quarter 2013 consists of the 16 weeks ended September 18, 2012, and compares with the 16 weeks ended September 20, 2011, which constituted the First Quarter 2012. The first quarter of the Company's fiscal year normally accounts for a disproportionate share of annual revenue and net earnings because it contains 16 weeks, whereas the following three quarters normally contain only 12 weeks each. References to Fiscal Year 2013 refer to the 52 week year that will end on May 28, 2013. References to Fiscal Year 2012 refer to the 52 week year that ended May 29, 2012.
At the beginning of Fiscal Year 2012, the Company operated a second business segment, which consisted of 35 grill buffet style "Golden Corral" restaurants that were licensed to the Company by Golden Corral Corporation (GCC). The Company closed six of the Golden Corral restaurants in August 2011 due to under performance, which resulted in a pretax charge of $4,000,000 for impairment of long-lived assets that was recorded in the First Quarter 2012. In May 2012, the remaining 29 Golden Corrals were sold to GCC. Results for the Golden Corral segment for the First Quarter 2012 are presented as discontinued operations.
The following table recaps the earnings or loss components of the Company's consolidated statements of earnings. All diluted Earnings Per Share (EPS) calculations used the following diluted weighted average shares outstanding: 5,017,272 in the First Quarter 2013 and 4,941,839 in the First Quarter 2012.

	First Quarter
	2013	2012
	(in thousands, except per share data)
Earnings from continuing operations before income taxes	$1,408	$598
Earnings from continuing operations	$958	$460
Diluted EPS from continuing operations	$0.19	$0.09
(Loss) from discontinued operations, net of tax	$(158)	$(2,734)
Diluted EPS from discontinued operations	$(0.03)	$(0.55)
Net earnings	$800	$(2,274)
Diluted net EPS	$0.16	$(0.46)
Factors having a notable effect on earnings from continuing operations before income taxes when comparing the First Quarter Fiscal 2013 with the First Quarter Fiscal 2012:

•
Consolidated restaurant sales were $60,625,000 in the First Quarter Fiscal 2013 versus $61,361,000 in the First Quarter Fiscal 2012. The decrease is due to the effect of the permanent closure of certain restaurants and a same store sales decrease of 0.2 percent.

•	Gross profit increased $629,000, or 12.2 percent, to $5,775,000 in the First Quarter Fiscal 2013 from $5,146,000 in the First Quarter Fiscal 2012.
As a percentage of sales:

-	Food and Paper Costs were 33.4 percent in the First Quarter Fiscal 2013, down from 34.0 percent in the First Quarter Fiscal 2012

-	Payroll and Related Costs were 35.4 percent in the First Quarter Fiscal 2013, down from 35.7 percent in the First Quarter Fiscal 2012

-	Other Operating Costs were 21.6 percent in the First Quarter Fiscal 2013, down from 22.0 percent in the First Quarter Fiscal 2012.

•	Share based compensation costs were $239,000 in the First Quarter Fiscal 2013 versus $550,000 in the First Quarter Fiscal 2012.

•	Impairment of assets - a charge of $70,000 was recorded in the First Quarter Fiscal 2013. No impairments were recorded during the First Quarter Fiscal 2012.

RESULTS of OPERATIONS
Except as where noted, the discussion of Results of Operations presented in this MD&A excludes the results from discontinued operations.
Sales
The Company’s sales are primarily generated through the operation of Frisch's Big Boy restaurants. Sales also include wholesale sales from the Company’s commissary to Frisch's Big Boy restaurants that are licensed to other operators and the sale of Frisch's signature brand tartar sauce to grocery stores. Same store sales comparisons are a key metric that management uses in the operation of the business. Same store sales are affected by changes in customer counts and menu price increases. Changes in sales also occur as new restaurants are opened and older restaurants are closed. Below is the detail of consolidated restaurant sales:

	First Quarter
	2013	2012
	(in thousands)
Frisch's Big Boy restaurants operated by the Company	$57,429	$58,165
Wholesale sales to licensees	2,894	2,908
Wholesale sales to groceries	302	288
Total sales	$60,625	$61,361

Frisch's Big Boy restaurant sales shown in the above table include a same store sales decrease of 0.2 percent in the First Quarter 2013 (on a customer count decrease of 2.6 percent). The same store sales comparison includes the effect of three menu price increases, implemented respectively in September 2011 (1.5 percent), February 2012 (1.2 percent) and September 2012 (0.9 percent). Another menu price increase will likely be implemented in February 2013.
The Company operated 94 Frisch's Big Boy restaurants as of September 18, 2012. The count of 94 includes the following changes since the beginning of Fiscal 2012 (June 2011), when 95 Frisch's Big Boy restaurants were in operation:

•	July 2011 — opened restaurant near Cincinnati, Ohio

•	October 2011 — opened restaurant in Highland Heights, Kentucky (Cincinnati market)

•	October 2011 — closed restaurant in Ft. Thomas, Kentucky (Cincinnati market)

•	December 2011 — closed restaurant in Columbus, Ohio

•	May 2012 — closed restaurant in Cincinnati, Ohio

•	May 2012 — closed restaurant in Elizabethtown, Kentucky (Louisville market)

•	August 2012 — opened restaurant near Cincinnati, Ohio
One more new Frisch's Big Boy restaurant is expected to be added in Fiscal Year 2013, which is currently under construction and scheduled to open in February 2013 (Dayton market).

Gross Profit
The determination of gross profit is shown with operating percentages in the following table. The table is intended to supplement the cost of sales discussion that follows. Cost of sales is comprised of food and paper costs, payroll and related costs, and other operating costs.

	First Quarter
	2013	2012

Sales	100.0%	100.0%
Food and Paper	33.4%	34.0%
Payroll and Related	35.4%	35.7%
Other Operating Costs	21.6%	22.0%
Gross Profit	9.6%	8.3%
The cost of food moderated slightly during the First Quarter 2013. The decline in food and paper costs as a percentage of sales, as reflected in the above table, was also aided by menu price increases. Looking ahead, rising commodity costs for food can be expected, especially for beef and other proteins, driven primarily by the drought conditions that were experienced in the nation's corn belt during 2012.
Although the Company does not use financial instruments as a hedge against changes in commodity prices, purchase contracts for some commodities may contain provisions that limit the price the Company will pay. In addition, the effect of commodity price increases is actively managed with changes to the menu mix, together with periodic increase in menu prices.

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
The decrease in payroll and related costs (as a percentage of sales) shown in the above table was driven primarily by the combination of higher menu prices charged to customers and the continuation of reductions in labor hours commensurate with lower customer counts.

The decrease in payroll and related cost percentages in the above table notwithstanding, payroll and related costs continue to be adversely affected by mandated increases in the minimum wage:

•
In Ohio, where roughly two-thirds of the Company’s payroll costs are incurred, the minimum wage for non-tipped employees was increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was subsequently increased to $7.00 per hour on January 1, 2008, to $7.30 per hour on January 1, 2009 (there was no increase on January 1, 2010), to $7.40 per hour on January 1, 2011 and to $7.70 per hour on January 1, 2012. On January 1, 2013, the rate will increase to $7.85 per hour, which represents a 52 percent increase since 2007.

•
The Ohio minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was subsequently increased to $3.50 per hour on January 1, 2008, to $3.65 per hour on January 1, 2009 (there was no increase on January 1, 2010), to $3.70 per hour on January 1, 2011 and to $3.85 per hour on January 1, 2012. On January 1, 2013, the rate will increase to $3.93 per hour, which represents an 85 percent increase since 2007.

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

Although there is no seasonal fluctuation in employment levels, the number of hours worked by hourly paid employees has always been managed closely according to sales patterns in individual restaurants. However, the effects of paying the mandated higher hourly rates of pay have been and are continuing to be countered through the combination of reductions in the number of scheduled labor hours and higher menu prices charged to customers. Without the benefit of reductions in labor hours, the Ohio minimum wage increase on January 1, 2012 would have added an estimated $420,000 to annual payroll costs in Ohio restaurant operations. It is estimated that the increase on January 1, 2013 will add $320,000 to annual Ohio payrolls, which will be offset largely with further scheduled reductions in labor hours, as necessary.
Despite the savings that come from reductions in hours worked and higher menu prices charged to customers, other factors add to payroll and related costs. These factors include higher costs associated with benefit programs offered by the Company, including medical insurance premiums and pension related costs.
Medical insurance premiums for 2012 calendar plan year are currently projected to be $8,550,000, which is 3.1 percent higher than the previous year. The Company has typically absorbed 80 percent of the cost for medical premiums, with employees contributing the remaining 20 percent. Management continues to analyze and evaluate health care reform legislation (the federal Patient Protection and Affordable Care Act, enacted March 2010) to determine the future short and long term effects upon the Company while developing various strategies to mitigate the expected financial burden of compliance. Among other responses, it is likely that employees will be contributing more than 20 percent of premium cost.
Net periodic pension cost was $999,000 and $848,000 respectively, in the First Quarter Fiscal 2013 and the First Quarter Fiscal 2012 (pension cost in the First Quarter Fiscal 2012 included $142,000 charged to discontinued operations). Net periodic pension cost for Fiscal Year 2013 is currently expected to be in the range of $3,200,000 to $3,300,000. Net periodic pension cost for Fiscal Year 2012 was $2,746,000 ($487,000 charged to discontinued operations). Most of the anticipated increase in net periodic pension costs for Fiscal Year 2013 is due to the reduction of 100 basis points in the discount rate. Approximately $135,000 is added to annualized net periodic pension cost for each decrement of 25 basis points in the discount rate.
Other operating costs include occupancy costs such as maintenance, rent, depreciation, abandonment losses, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, new restaurant opening costs and many other restaurant operating costs. As expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store sales levels. In other words, percentages will generally rise when sales decrease and percentages will generally decrease when sales increase. The improved percentage is largely due to lower opening costs, lower costs for utilities and maintenance, together with the effect of closing inefficient, low volume restaurants.
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
Administrative and advertising expense decreased $87,000 in the First Quarter Fiscal 2013 when compared with the comparable period a year ago. Stock based compensation expense included in administrative and advertising expense was $239,000 during the First Quarter Fiscal 2013 versus $550,000 during the First Quarter Fiscal 2012. An unrestricted stock award in June 2011 to the Chief Executive Officer that amounted to $371,000 was included in stock based compensation expense in the First Quarter Fiscal 2012 (see further discussion of stock based compensation expenses in the Financing Activities section of Liquidity and Capital Resources that appears elsewhere in this MD&A). Administrative and advertising expense in the First Quarter Fiscal 2013 also includes higher charges for the cost of employee separations.

Revenue from franchise fees is based upon sales volumes generated by Frisch's Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of September 18, 2012, 25 Frisch's Big Boy restaurants were licensed to other operators and paying franchise fees to the Company. No licensed Frisch's Big Boy restaurants opened or closed during any of the periods presented in this MD&A. Other revenue also includes certain other fees earned from Frisch's Big Boy restaurants licensed to others along with minor amounts of rent and investment income.
Gains and losses from the sale of assets consist of transactions involving real property and sometimes may include restaurant equipment that is sold together with real property as a package when closed restaurants are sold. Gains and losses reported on this line do not include abandonment losses that routinely arise when certain equipment is replaced before it reaches the end of its expected life; abandonment losses are instead reported in other operating costs. The loss of $11,000 shown in the consolidated statement of earnings during the First Quarter Fiscal 2013 was from the August 2012 sale of one of the remaining Golden Corral restaurants.
Non-cash pretax impairment charges totaling $70,000 were recorded during the First Quarter Fiscal 2013 to lower previous estimates of the fair values of two former Frisch's Big Boy restaurants. The impairment charges were based on sales contracts that had been accepted by the Company. No impairment charges were recorded during the First Quarter Fiscal 2012.
Interest Expense
Interest expense decreased $136,000 in the First Quarter Fiscal 2013 when compared with the comparable year ago period. The decrease is primarily the result of lower debt levels than a year ago.
Income Tax Expense
Income tax expense as a percentage of pretax earnings was estimated at 32 percent for the First Quarter Fiscal 2013, up from 23 percent that was estimated for the First Quarter Fiscal 2012. The higher rate in the First Quarter of Fiscal 2013 is primarily due to changes in tax credits and deferred state taxes.
The Internal Revenue Service is currently examining the Company's tax return for Fiscal Year 2011, which was filed in February 2012.

DISCONTINUED OPERATIONS
At the beginning of Fiscal Year 2012, the Company operated a second business segment, which consisted of 35 Golden Corral restaurants (Golden Corral) that were licensed to the Company by Golden Corral Corporation (GCC). Six of the Golden Corrals were closed in August 2011 (First Quarter Fiscal 2012) due to under performance, which resulted in a non-cash pretax asset impairment charge of $4,000,000. In May 2012, the remaining 29 Golden Corrals were sold to GCC. Results for Golden Corral for the First Quarter Fiscal 2012 are shown in the following table. Income tax expense as shown in the table in the First Quarter Fiscal 2013 represents adjustments to tax related balance sheet accounts.

	First Quarter
	2013		2012
		(in thousands)
Sales	$—		$30,367

Food and paper	—		11,619
Payroll and related	—		8,892
Other operating costs	—		8,234
	—		28,745

Gross profit	—		1,622

Administrative and advertising	—		927
Impairment of long-lived assets	—		4,000

Loss from discontinued operations before income tax	—		(3,305)

Income tax expense (benefit)	158		(571)

Loss from discontinued operations, net of taxes	$(158)		$(2,734)

LIQUIDITY and CAPITAL RESOURCES
Sources of Funds
Food sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are immediately available for the Company’s use, as substantially all sales to restaurant customers are received in currency or are settled by debit or credit cards. The primary source of cash provided by operating activities is net earnings plus depreciation and impairment of assets, if any. Other sources of cash may include borrowing against credit lines, proceeds received when stock options are exercised and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion and renovation), capital stock repurchases and dividends.
As of May 29, 2012, $42,000,000 of the proceeds from the May 2012 sale of 29 Golden Corral restaurants was invested in commercial paper. These funds were converted to cash on September 14, 2012 to fund a special dividend of $9.50 per share (see Financing Activities below). Also as of May 29, 2012, the sum of $3,118,000 (restricted cash) of the Golden Corral proceeds was being held by a third party intermediary in anticipation of completing qualifying like kind exchanges in order to defer taxable gains pursuant to Section 1031 of the Internal Revenue Code. In July and August 2012, all of the restricted cash was returned to the Company's treasury from the third party intermediary because suitable like kind exchanges could not be identified.
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

Aggregated Information about Contractual Obligations and Commercial Commitments September 18, 2012:

		Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$18,639	$5,932	$4,466	$3,398	$2,189	$1,631	$1,023
	Interest on Long-Term Debt (estimated)	1,724	748	476	274	138	68	20
	Rent due under Capital Lease Obligations	2,582	276	276	276	276	212	1,266
1	Rent due under Operating Leases	14,534	1,053	1,063	887	843	855	9,833
2	Purchase Obligations	13,935	12,855	926	154	—	—	—
3	Other Long-Term Obligations	572	235	238	99	—	—	—
	Total Contractual Cash Obligations	$51,986	$21,099	$7,445	$5,088	$3,446	$2,766	$12,142

1	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2
Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property, if any. Does not include agreements that can be canceled without penalty.

3	Deferred compensation liability (undiscounted).
The working capital deficit was $9,081,000 as of September 18, 2012. Working capital at May 29, 2012 was $37,753,000, which included $42,000,000 in commercial paper (see Sources of Funds elsewhere in the Liquidity and Capital Resources section of this MD&A).
A financing package of unsecured credit facilities has been in place for many years with the same lending institution, currently styled (since April 2012) as the 2012 Loan Agreement. The following amounts are readily available to be borrowed before the 2012 Loan Agreement expires on October 15, 2013:

•	Construction Loan - $15,000,000 currently available

•	Revolving Loan - $5,000,000 currently available to fund temporary working capital
The Company is in full compliance with the covenants contained in the 2012 Loan Agreement.
Operating Activities
Net cash provided by continuing operations was $4,467,000 during the First Quarter Fiscal 2013, which compares with $6,178,000 in the First Quarter of Fiscal 2012. Normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from quarter to quarter, account for most of the change.
Management measures cash flows from the from continuing operations by simply adding back certain non-cash expenses to earnings from continuing operations. These non-cash expenses include items such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of assets (if any), stock based compensation costs and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $4,859,000 in the First Quarter of Fiscal 2013 and $4,527,000 in the First Quarter of Fiscal 2012.
Contributions to the defined benefit pension plan that is sponsored by the Company are currently projected to be $2,100,000 (minimum required contributions are $1,860,000) in Fiscal Year 2013, $525,000 of which was contributed during the First Quarter Fiscal 2013.
An automatic Change in Accounting Method was filed with the Internal Revenue Service (IRS) in Fiscal Year 2011, to allow immediate deduction of certain repairs and maintenance costs, replacing the previous treatment that had capitalized these costs. In December 2011, the IRS issued new temporary and proposed regulations on tangible property that significantly departs from the prior proposed regulations on which the Company’s Change in Accounting Method was based. Management is continuing its review and analysis of the new temporary and proposed regulations to determine the effect, if any, upon the Company’s Change in Accounting Method, which would have to be applied in Fiscal Year 2013.

Investing Activities
Capital spending is the principal component of investing activities. Capital spending was $3,049,000 during the First Quarter Fiscal 2013, a decrease of $1,551,000 from the First Quarter Fiscal 2012. These capital expenditures typically consist of site acquisitions for expansion, new restaurant construction, plus on-going reinvestments in existing restaurants including remodeling jobs, routine equipment replacements and other maintenance capital outlays.
Proceeds from the disposition of property amounted to $1,098,000 during the First Quarter Fiscal 2013, consisting of $1,077,000 in real property and $21,000 from transactions to sell used equipment and /or other operating assets. The proceeds from dispositions of real property was from the August 2012 sale of one of the six Golden Corral properties that had closed in August 2011.
Three former Frisch's Big Boy restaurants, three former Golden Corral restaurants (permanently closed August 2011) and eight other pieces of surplus land were held for sale as of September 18, 2012 at an aggregate asking price of approximately $8,700,000. One of the former Frisch's Big Boy restaurants was sold in October 2012, the proceeds from which amounted to approximately $1,360,000.
Financing Activities
No new borrowing against credit lines was necessary during the First Quarter Fiscal 2013. Scheduled and other payments of long-term debt and capital lease obligations amounted to $2,449,000 during the First Quarter Fiscal 2013.
Regular quarterly cash dividends paid to shareholders during the First Quarter Fiscal 2013 amounted to $791,000 or $0.16 per share. In addition, a $0.16 per share dividend was declared on September 12, 2012. Its payment of $808,000 on October 9, 2012 was the 207th consecutive quarterly dividend (a period of 52 years) paid by the Company. For the foreseeable future, the Company expects to continue its practice of paying regular quarterly cash dividends.
On July 25, 2012, the Board of Directors declared a special one-time cash dividend of $9.50 per share payable September 14, 2012 to shareholders of record on August 31, 2012. The total for the special dividend that was paid on September 14, 2012 amounted to $47,963,000, which was based on 5,048,711 shares outstanding on August 31, 2012.
During the First Quarter Fiscal 2013, 320,416 shares of the Company’s common stock were re-issued from the Company’s treasury pursuant to the exercise of stock options. The aggregate strike price for the options was $7,467,000, of which $2,398,000 was received in cash and $5,069,000 was charged to the treasury stock account to record shares re-acquired in connection with the exercise of "cashless" stock options that would normally be settled through a broker on the open market. As of September 18, 2012, 76,003 shares granted under the Company’s stock option plans remained outstanding, including 67,834 fully vested shares at a weighted average exercise price of $19.11 per share. Although the closing price of the Company’s stock on September 18, 2012 was $21.32, the intrinsic value of 44,000 fully vested “In The Money” options was $222,000, which, if exercised, would yield $716,000 in proceeds to the Company.
Shareholders approved the 2012 Stock Option and Incentive Plan (2012 Plan) in October 2012, which authorized 500,000 shares to be awarded, and which canceled all remaining shares that had been available to be awarded under the 2003 Stock Option and Incentive Plan. On October 3, 2012, 14,245 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 2,035 restricted shares was granted to the CEO pursuant to the terms of his employment contract. All restricted shares issued on October 3, 2012 were awarded under the 2012 Plan, the total value of which amounted to $320,000, which will be expensed ratably, beginning in the second quarter of Fiscal Year 2013, over a one year vesting period. The total value of restricted shares issued to non-employee members of the Board of Directors and the CEO in October 2011 (awarded under the 2003 Plan) amounted to $320,000, of which $98,000 was charged to administrative and advertising expense in the consolidated statement of earnings during the First Quarter Fiscal 2013.
In June 2012, a group of executive officers (excluding the CEO) and other key employees was granted an aggregate award of 4,850 unrestricted shares of the Company's common stock, the total value of which amounted to $127,000. In June 2011, the Chief Executive Officer (CEO) was granted an unrestricted stock award of 17,364 common shares and a group of executive officers and other key employees were granted an aggregate award of 7,141 restricted shares of common stock. The total value of the unrestricted award to the CEO amounted to $371,000. The total value of the restricted awards to executive officers and other key employees amounted to $150,000.
The fair value of stock options granted and restricted stock issued is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. Although no stock options have been granted since Fiscal Year 2011, compensation cost continues from the run–out of options granted in previous years. The fair value of unrestricted stock issued is recognized entirely during the quarter in which the grant of the award occurs. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the consolidated statement of earnings:

	First Quarter
Share based compensation cost	2013	2012
	(in thousands)
Stock options granted	$14	$50
Restricted stock issued	98	129
Unrestricted stock issued	127	371
Share-based compensation cost, pretax	$239	$550
On July 25, 2012, the Board of Directors authorized the Company to purchase over a three year period, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock representing approximately 9 percent of the Company's total outstanding shares. During the First Quarter Fiscal 2013, the Company re-acquired 212,929 shares under the program at a cost of $6,708,000, which includes 32,000 shares that were beneficially owned by the Chief Executive Officer and 180,929 shares re-acquired in connection with the exercise of "cashless" stock options that normally settle through a broker on the open market.
Separate from the repurchase program, the Company’s treasury acquired 2,691 shares of its common stock in the First Quarter of Fiscal 2013 at a cost of $72,000 to cover withholding tax obligations in connection with restricted and unrestricted stock awards.
Other Information
One new Frisch's Big Boy restaurant opened for business during the First Quarter Fiscal 2013. It opened in August 2012 on land that was acquired in fee simple tile in April 2010. One more new Frisch's Big Boy restaurant is expected to be added in Fiscal Year 2013, which is currently under construction on leased land, which is scheduled to open in February 2013.
Including land and land improvements, the cost required to build and equip each new Frisch's Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, both of which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether new restaurants are constructed using plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its smaller adaptation, the 2010 building prototype (5,000 square feet with seating for 148 guests), which is used in smaller trade areas. The smaller 2010 building prototype plan was used to construct the restaurant that opened in August 2012, and is also being used to construct the restaurant that is scheduled to open in February 2013.
Approximately one-fifth of the Frisch's Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with those of newly constructed restaurants. The current average cost to renovate a Frisch's Big Boy restaurant ranges from $100,000 to $200,000. The Fiscal Year 2013 remodeling budget is $1,740,000 for 12 planned remodel jobs, three of which were completed during the First Quarter of Fiscal 2013.
Part of the Company’s strategic plan entails owning the land on which it builds new restaurants. However, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. As of September 18, 2012, 14 Frisch's Big Boy restaurants were in operation on non-owned premises – one capital lease and 13 operating leases. In addition, one new Frisch's Big Boy restaurant building was under construction as of September 18, 2012 on land that is leased to the Company.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the Company's Golden Corral restaurants to GCC. The amount remaining under contingent lease obligations totaled $7,383,000 as of September 18, 2012, for which the aggregate average annual lease payments approximate $647,000 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.

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
Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be the primary indicator of potential impairment. Carrying values of property and equipment are tested for impairment at least annually, and whenever events or circumstances indicate that the carrying values of the assets may not be recoverable from the estimated future cash flows expected to result from the use and eventual disposition of the property. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which carrying values exceed fair value, which is determined as either 1) the greater of the net present value of the future cash flow stream, or 2) by opinions of value provided by real estate brokers and/or management's judgment as developed through its experience in disposing of unprofitable restaurant operations. Broker opinions of value and the judgment of management consider various factors in their fair value estimates such as the sales of comparable area properties, general economic conditions in the area, physical condition and location of the subject property, and general real estate activity in the local market. Future cash flows can be difficult to predict. Changing neighborhood demographics and economic conditions, and many other factors may influence operating performance, which affect cash flows.
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

ITEM 4. CONTROLS and PROCEDURES
a)Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 18, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information that would be required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
b)Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fiscal quarter ended September 18, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 18, 2012, Tasha N. Compton, a former employee, filed a collective action under the Fair Labor Standards Act and class action under the Ohio Minimum Fair Wage Standards Act for allegations of off-the-clock work, unpaid overtime, and minimum wage violations as a result of alleged improper application of the Tip Credit. As part of the collective action, Ms. Compton seeks recovery for all individuals who worked as a server at any Frisch's Big Boy restaurant operated by the Company during the three year period, September 18, 2009 through September 18, 2012. The class action is limited to servers who worked for the Company at Frisch's Big Boy restaurants located in Ohio during the last three years.
Both the collective action and the class action are styled together as Case No. 2:12-cv-00858-GLF-EPD, which was filed in the United States District Court, Southern District of Ohio, Eastern Division.
The Company has not answered the complaint, but expects to deny all allegations and will vigorously defend the matter, including efforts by the plaintiff to certify the class. If successful on these claims, the Ms. Compton and any class members would be entitled to unpaid wages, liquidated damages, and attorneys' fees.
ITEM 1A. RISK FACTORS
Operational and other risks and uncertainties that face the Company were set forth in Part I Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2012. There have been no material changes in the risks from those that were disclosed in that Form 10-K.
The materialization of events associated with risks disclosed in the Form 10-K for the fiscal year ended May 29, 2012 together with those risks that were not specifically listed or those that are presently unforeseen, could result in significant adverse effects on the Company’s financial position, results of operations and cash flows, which could include the permanent closure of any affected restaurant(s) with an impairment of assets charge taken against earnings, and could adversely affect the price at which shares of the Company’s common stock trade.

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS
(c) Issuer Purchases of Equity Securities
On July 25, 2012, the Board of Directors authorized the Company to purchase, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock, representing approximately 9 percent of the Company's total outstanding shares, over a three year period that will end on July 25, 2015. The following table shows information pertaining to the Company’s repurchases of its common stock during the First Quarter Fiscal 2013, which ended September 18, 2012:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 30, 2012 to June 26, 2012 (1)	2,667	$26.69	—	—
June 27, 2012 to July 24, 2012	—	$—	—	—
July 25, 2012 to August 21, 2012 (1)	24	$25.52	—	450,000
August 22, 2012 to September 18, 2012 (2)	212,929	$31.50	212,929	237,071
Total	$215,620	$31.44	212,929	237,071

(1) Shares re-acquired to cover employee withholding tax obligations in connection with vesting of restricted and/or unrestricted stock awards.

(2) Includes a) 32,000 shares re-acquired that were beneficially owned by the Chief Executive Officer either as Trustee of four separate Trusts or as an Estate Executor, and b) 180,929 shares re-acquired in connection with the exercise of "cashless" stock options that normally settle through a broker on the open market.

ITEM 3. DEFAULTS upon SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFTEY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS
Material Contracts — Compensatory Plans or Agreements

10.50 2012 Stock Option and Incentive Plan, which was filed as Exhibit B to the Registrant’s Proxy Statement dated August 26, 2012, is incorporated herein by reference.
10.51 Restricted Stock Agreement to be used for restricted stock granted to non-employee members of the Board of Directors (between the Registrant and Daniel W. Geeding) under the Registrant’s 2012 Stock Option and Incentive Plan (see Exhibit 10.50 above), is filed herewith. There are identical agreements between the Registrant and all other non-employee members of the Board of Directors.
10.52 Second Amendment to the Frisch's Restaurants, Inc. Employee Stock Option Plan (Employee Stock Purchase Plan), is filed herewith.
Other Exhibits
31.1 Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a), is filed herewith.
31.2 Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a), is filed herewith.
32.1 Section 1350 Certification of Chief Executive Officer is filed herewith.
32.2 Section 1350 Certification of Chief Financial Officer is filed herewith.
101.INS    XBRL Instance Document                        *
101.SCH     XBRL Taxonomy Extension Schema Document            *
101.CAL     XBRL Taxonomy Extension Calculation Linkbase Document        *
101.LAB    XBRL Taxonomy Extension Label Linkbase Document        *
101.PRE    XBRL Taxonomy Presentation Linkbase Document            *
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document        *

*    Pursuant to Rule 405 of Regulation S-T, the XBRL Interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be furnished but not filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(Registrant)
DATE October 26, 2012
BY /s/ Mark R. Lanning
Mark R. Lanning
Vice President and Chief Financial Officer,
Principal Financial Officer
Principal Accounting Officer