Form 10-Q
period 2012-12-11
FRISCHS RESTAURANTS INC
filed 2013-01-18
CIK 39047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED DECEMBER 11, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
There were 5,062,455 shares outstanding of the issuer’s no par common stock, as of December 11, 2012

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Earnings
(Unaudited)

	28 weeks ended		12 weeks ended
	December 11, 2012	December 13, 2011	December 11, 2012	December 13, 2011
Sales	$109,147,808	$111,298,919	$48,522,512	$49,937,574
Cost of sales
Food and paper	36,434,812	37,610,174	16,159,451	16,772,119
Payroll and related	38,086,452	39,237,286	16,634,413	17,334,058
Other operating costs	22,859,201	23,469,335	9,736,416	9,995,369
	97,380,465	100,316,795	42,530,280	44,101,546

Gross profit	11,767,343	10,982,124	5,992,232	5,836,028

Administrative and advertising	7,414,127	7,581,915	3,021,002	3,101,623
Franchise fees and other revenue	(750,917)	(693,600)	(322,445)	(304,392)
Loss on sale of assets	13,550	—	2,451	—
Impairment of long-lived assets	70,500	—	—	—

Operating profit	5,020,083	4,093,809	3,291,224	3,038,797

Interest expense	549,706	807,956	228,840	350,974

Earnings from continuing operations before income taxes	4,470,377	3,285,853	3,062,384	2,687,823

Income taxes	1,512,000	767,000	1,062,000	629,000

Earnings from continuing operations	$2,958,377	$2,518,853	$2,000,384	$2,058,823

(Loss) earnings from discontinued operations, net of tax	$(157,705)	$(2,005,030)	$—	$729,283

NET EARNINGS	$2,800,672	$513,823	$2,000,384	$2,788,106

Basic net earnings per share:
Earnings from continuing operations	$0.59	$0.51	$0.40	$0.42
(Loss) earnings from discontinued operations	$(0.03)	$(0.41)	$—	$0.15
Basic net earnings per share	$0.56	$0.10	$0.40	$0.57

Diluted net earnings per share:
Earnings from continuing operations	$0.59	$0.51	$0.39	$0.42
(Loss) earnings from discontinued operations	$(0.03)	$(0.41)	$—	$0.14
Diluted net earnings per share	$0.56	$0.10	$0.39	$0.56

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Comprehensive Income
(Unaudited)

	28 weeks ended		12 weeks ended
	December 11, 2012	December 13, 2011	December 11, 2012	December 13, 2011
Net earnings	$2,800,672	$513,823	$2,000,384	$2,788,106

Other comprehensive income
Amortization of amounts included in net periodic pension expense	918,064	552,370	393,456	236,730
Tax effect	(312,142)	(187,805)	(133,775)	(80,488)
Total other comprehensive income (1)	605,922	364,565	259,681	156,242

Comprehensive income	$3,406,594	$878,388	$2,260,065	$2,944,348

(1) Approximately $61,000 and $26,000 respectively, of the other comprehensive income was attributable to Golden Corral during the 28 and 12 week periods ended December 13, 2011.

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheet
ASSETS

	December 11, 2012	May 29, 2012
	(unaudited)
Current Assets
Cash and equivalents	$3,747,300	$45,962,546
Restricted cash	—	3,492,803
Trade and other accounts receivable	1,564,618	1,683,123
Inventories	6,010,209	5,589,553
Prepaid expenses, sundry deposits and property held for sale	1,174,703	708,440
Prepaid and deferred income taxes	1,035,760	2,300,995
Current assets of discontinued operations	115,236	190,120
Total current assets	13,647,826	59,927,580

Property and Equipment
Land and improvements	45,708,378	44,473,068
Buildings	73,496,717	72,218,910
Equipment and fixtures	79,979,790	77,935,903
Leasehold improvements and buildings on leased land	16,808,093	16,609,854
Capitalized leases	2,501,334	2,311,565
Construction in progress	1,463,836	1,414,514
	219,958,148	214,963,814
Less accumulated depreciation and amortization	117,449,194	112,825,024
Net property and equipment	102,508,954	102,138,790

Other Assets
Goodwill and other intangible assets	776,183	777,420
Investments in land	3,168,564	3,390,886
Property held for sale	5,799,899	8,093,084
Deferred income taxes	3,362,493	3,149,367
Other long term assets	2,680,527	2,491,654
Total other assets	15,787,666	17,902,411

Total assets	$131,944,446	$179,968,781

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 11, 2012	May 29, 2012
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$5,508,910	$6,592,637
Obligations under capitalized leases	171,204	162,683
Self insurance	723,306	972,915
Accounts payable	7,975,393	6,293,007
Accrued expenses	7,966,116	7,341,718
Income taxes	—	128,490
Current liabilities of discontinued operations	185,508	683,336
Total current liabilities	22,530,437	22,174,786

Long-Term Obligations
Long-term debt	11,433,596	14,445,869
Obligations under capitalized leases	1,619,379	1,526,244
Self insurance	1,331,095	1,268,667
Underfunded pension obligation	14,740,505	14,785,312
Deferred compensation and other	4,152,439	4,043,068
Total long-term obligations	33,277,014	36,069,160

Commitments

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,586,764 and 7,586,764 shares - stated value - $1.00	7,586,764	7,586,764
Additional contributed capital	69,171,845	65,909,780
	76,758,609	73,496,544

Accumulated other comprehensive loss	(8,400,280)	(9,006,202)
Retained earnings	47,719,253	95,289,648
	39,318,973	86,283,446

Less cost of treasury stock (2,524,309 and 2,648,158 shares)	39,940,587	38,055,155
Total shareholders’ equity	76,136,995	121,724,835

Total liabilities and shareholders’ equity	$131,944,446	$179,968,781

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
28 weeks ended December 11, 2012 and December 13, 2011
(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at May 31, 2011	$7,586,764	$65,535,634	$(5,726,555)	$96,249,483	$(38,117,434)	$125,527,892
Net earnings for 28 weeks	—	—	—	513,823	—	513,823
Other comprehensive income, net of tax	—	—	364,565	—	—	364,565
Stock options exercised	—	15,080	—	—	71,770	86,850
Excess tax benefit from stock options exercised	—	3,800	—	—	—	3,800
Issuance of restricted stock	—	(334,903)	—	—	334,903	—
Stock based compensation cost	—	436,155	—	—	248,132	684,287
Treasury shares acquired	—	—	—	—	(640,140)	(640,140)
Other treasury shares re-issued	—	8,886	—	—	21,247	30,133
Employee stock purchase plan	—	7,978	—	—	—	7,978
Cash dividends - $0.31 per share	—	—	—	(1,528,116)	—	(1,528,116)
Balance at December 13, 2011	7,586,764	65,672,630	(5,361,990)	95,235,190	(38,081,522)	125,051,072
Net earnings for 24 weeks	—	—	—	1,634,388	—	1,634,388
Other comprehensive (loss) income, net of tax	—	—	(3,644,212)	—	—	(3,644,212)
Stock options exercised	—	15,525	—	—	28,741	44,266
Issuance of restricted stock	—	—	—	—	—	—
Stock-based compensation cost	—	254,218	—	—	—	254,218
Treasury shares acquired	—	—	—	—	(2,374)	(2,374)
Employee stock purchase plan	—	(32,593)	—	—	—	(32,593)
Cash dividends - $0.32 per share	—	—	—	(1,579,930)	—	(1,579,930)
Balance at May 29, 2012	7,586,764	65,909,780	(9,006,202)	95,289,648	(38,055,155)	121,724,835
Net earnings for 28 weeks	—	—	—	2,800,672	—	2,800,672
Other comprehensive income, net of tax	—	—	605,922	—	—	605,922
Stock options exercised	—	2,859,881	—	—	4,607,582	7,467,463
Issuance of restricted stock	—	(257,550)	—	—	257,550	—
Excess tax benefit from stock options exercised	—	364,165	—	—	—	364,165
Stock-based compensation cost	—	257,035	—	—	69,694	326,729
Treasury shares acquired	—	—	—	—	(6,826,858)	(6,826,858)
Other treasury shares re-issued	—	5,793	—	—	6,600	12,393
Employee stock purchase plan	—	32,741	—	—	—	32,741
Special cash dividend - $9.50 per share	—	—	—	(47,962,754)	—	(47,962,754)
Cash dividends - $0.48 per share	—	—	—	(2,408,313)	—	(2,408,313)
Balance at December 11, 2012	$7,586,764	$69,171,845	$(8,400,280)	$47,719,253	$(39,940,587)	$76,136,995

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
28 weeks ended December 11, 2012 and December 13, 2011
(unaudited)

	28 weeks ended
	December 11, 2012	December 13, 2011
Cash flows provided by (used in) operating activities:
Net earnings	$2,800,672	$513,823
Less: loss from discontinued operations	(157,705)	(2,005,030)
Earnings from continuing operations	2,958,377	2,518,853
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	5,533,916	5,473,611
Loss on disposition of assets, including abandonment losses	37,385	64,178
Impairment of long-lived assets	70,500	—
Stock-based compensation expense	326,729	684,287
Net periodic pension cost	1,748,257	1,233,066
Contributions to pension plans	(875,000)	(1,050,000)
	9,800,164	8,923,995
Changes in assets and liabilities:
Trade and other receivables	118,505	565,859
Inventories	(420,656)	(921,387)
Prepaid expenses, sundry deposits and other	(466,263)	(315,946)
Other assets	(958)	(61,159)
Prepaid, accrued and deferred income taxes	975,643	2,043,255
Excess tax benefit from stock options exercised	(364,165)	(3,800)
Accounts payable	872,393	(189,415)
Accrued expenses	615,934	125,960
Self insured obligations	(187,181)	244,305
Deferred compensation and other liabilities	109,371	(285,500)
	1,252,623	1,202,172
Net cash provided by continuing operations	11,052,787	10,126,167
Net cash (used in) provided by discontinued operations	(580,649)	2,671,840
Net cash provided by operating activities	10,472,138	12,798,007
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(5,780,952)	(8,081,700)
Proceeds from disposition of property	2,481,720	5,289
Change in restricted cash	3,492,803	—
Change in other assets	(185,672)	189,731
Net cash provided by (used in) continuing investing activities	7,899	(7,886,680)
Net cash (used in) discontinued investing activities	—	(917,012)
Net cash provided by (used in) investing activities	7,899	(8,803,692)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	—	2,000,000
Payment of long-term debt and capital lease obligations	(4,184,113)	(4,639,621)
Cash dividends paid	(1,598,320)	(1,528,116)
Special cash dividend paid	(47,962,754)	—
Proceeds from stock options exercised	7,467,463	86,850
Excess tax benefit from stock options exercised	364,165	3,800
Treasury shares acquired	(6,826,858)	(640,140)
Treasury shares re-issued	12,393	30,133
Employee stock purchase plan	32,741	7,978
Net cash (used in) financing activities	(52,695,283)	(4,679,116)

The accompanying notes are an integral part of the consolidated financial statements.

Net decrease in cash and equivalents	(42,215,246)	(684,801)
Cash and equivalents at beginning of year	45,962,546	2,315,948
Cash and equivalents at end of quarter	$3,747,300	$1,631,147

Supplemental disclosures:
Interest paid	$613,787	$893,781
Income taxes paid	695,130	519,240
Dividends declared but not paid	809,993	—
Lease transactions capitalized (non-cash)	189,769	—

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

NOTE A - ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Description of the Business
Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.”All 94 Frisch's Big Boy restaurants operated by the Company as of December 11, 2012 are located in various regions of Ohio, Kentucky and Indiana. The Company owns the trademark “Frisch’s” and has exclusive, irrevocable ownership of the rights to the “Big Boy” trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. All of the Frisch’s Big Boy restaurants also offer “drive-thru” service. The Company also licenses 25 Frisch's Big Boy restaurants to other operators, which are located in certain parts of Ohio, Kentucky and Indiana. In addition, the Company operates a commissary and food manufacturing plant near its headquarters in Cincinnati, Ohio that services all Frisch's Big Boy restaurants operated by the Company, and is available to supply restaurants licensed to others.
Interim Financial Statements and Principles of Consolidation
The accompanying interim consolidated financial statements (unaudited) include the accounts of the Company, prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted as permitted under such rules and regulations. However, management believes that the disclosures made are adequate to make the information not misleading when read in conjunction with the consolidated financial statements and the notes thereto that were included in the Company's Annual Report on Form 10-K for the year ended May 29, 2012.
Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these interim consolidated financial statements include all adjustments (all of which were normal and recurring) necessary for a fair presentation of the Company's financial position as of December 11, 2012, the results of its operations for the 28 week periods (First Half) and 12 week periods (Second Quarter) ended December 11, 2012 and December 13, 2011, and cash flows for the 28 week periods ended December 11, 2012 and December 13, 2011.
Reclassifications
Certain amounts reported in prior years have been reclassified to conform to the current year presentation.
At the beginning of Fiscal Year 2012 (defined below), the Company operated a second business segment, which consisted of 35 Golden Corral restaurants (Golden Corral) that were licensed to the Company by Golden Corral Corporation (GCC). Six of the Golden Corrals were closed in August 2011 due to under performance. In May 2012, the remaining 29 Golden Corrals were sold to GCC. Results of Golden Corral for the 28 weeks ended December 13, 2011 (First Half Fiscal 2012) and 12 week period ended December 13, 2011 (Second Quarter Fiscal 2012) are presented as discontinued operations (see NOTE B - DISCONTINUED OPERATIONS).
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
Use of Estimates and Critical Accounting Policies
The preparation of financial statements in conformity with US GAAP requires management to use estimates and assumptions to measure certain items that affect the amounts reported. These judgments are based on knowledge and experience about past and current events, and assumptions about future events. Although management believes its estimates are reasonable and adequate, future events affecting them may differ markedly from current judgment. Significant estimates and assumptions are used to measure self-insurance liabilities, deferred executive compensation obligations, net periodic pension cost and future pension obligations, income taxes, the carrying values of property held for sale and for long-lived assets including property and equipment, goodwill and other intangible assets. Management considers the following accounting policies to be critical accounting policies

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE A — ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

because the application of estimates to these policies requires management’s most difficult, subjective or complex judgments: self-insurance liabilities, net periodic pension cost and future pension obligations, income taxes and the carrying values of long-lived assets.
Impairment of Long-Lived Assets
Non-cash pretax impairment charges totaling $70,000 were recorded during the 28 weeks ended December 11, 2012 (in the First Quarter) to lower previous estimates of the fair values of two former Frisch's Big Boy restaurants. One of the two impaired restaurant properties ($47,000 of the $70,000 total impairment charge) was sold for its approximate fair value in October 2012 during the 12 weeks ended December 11, 2012. Impairment of long-lived assets, recorded as observable inputs (Level 2 under the fair value hierarchy), is summarized below (for the remaining restaurant property) for the 28 weeks ended December 11, 2012:

	Fair Value Measurements Using
	(in thousands)
28 weeks ended December 11, 2012	Level 1	Level 2	Level 3	Gains (Losses)

One former Frisch's Big Boy restaurant	$—	$259	$—	$(23)
No impairment losses from continuing operations were recorded during the 28 week period ended December 13, 2011 (also see NOTE B - DISCONTINUED OPERATIONS).

Property Held for Sale
Surplus property that is no longer needed by the Company and for which the Company is committed to a plan to sell the property is classified as “Property held for sale” in the consolidated balance sheet. As of December 11, 2012, “Property held for sale” consisted of two former Frisch's Big Boy restaurants ($541,000), three former Golden Corral restaurants ($3,055,000) and eight other surplus pieces of land ($2,204,000). All of the surplus property is stated at the lower of its cost or fair value, less cost to sell. The stated value of any property for which a viable sales contract is pending at the balance sheet date - zero at December 11, 2012 - is reclassified to current assets.
Goodwill and Other Intangible Assets

An analysis of Goodwill and Other Intangible Assets follows:

	December 11, 2012	May 29, 2012
	(in thousands)
Goodwill	$741	$741
Other intangible assets not subject to amortization	22	22
Other intangible assets subject to amortization - net	13	14
Total goodwill and other intangible assets	$776	$777

New Store Opening Costs
New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged as incurred to “Other operating costs” in the consolidated statement of earnings. New store opening costs for the 28 week periods ended December 11, 2012 and December 13, 2011 were $277,000 and $398,000 respectively. New Store opening costs for the 12 week periods ended December 11, 2012 and December 13, 2011 were $73,000 and $115,000 respectively.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE A — ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

Benefit Plans
The executive officers of the Company and certain other “highly compensated employees” (HCE’s) are disqualified from participation in the Company's Employee 401(k) Savings Plan (the Salaried Savings Plan (defined contribution plan)). A non-qualified savings plan - Frisch’s Executive Savings Plan (FESP) - provides a means by which the HCE’s may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s compensation into a choice of mutual funds or common stock of the Company.
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
The mutual funds and the corresponding liability to FESP participants were increased $157,000 (due to market gains) during the 28 week period ended December 11, 2012, and were decreased $285,000 (due to market losses) during the 28 week period ended December 13, 2011. The changes were minimal for both the 12 week periods ended December 11, 2012 and December 13, 2011. All of these changes were effected through offsetting investment income or loss and charges (market gains) or credits (market losses) to deferred compensation expense, which is included within administrative and advertising expense in the consolidated statement of earnings.
Self-Insurance
The Company self-insures its Ohio workers’ compensation claims up to $300,000 per claim. Initial self-insurance liabilities are accrued based on prior claims history, including an amount developed for incurred but unreported claims. Management performs a comprehensive review each fiscal quarter and adjusts the self-insurance liabilities as deemed appropriate based on claims experience, which continues to benefit from active claims management and post accident drug testing. Below is a summary of decreases (increases) to the self-insurance liabilities that were credited to or (charged against) earnings:

28 weeks ended		12 weeks ended
December 11, 2012	December 13, 2011	December 11, 2012	December 13, 2011
	(in thousands)
$131	$(33)	$175	$(12)

Income Taxes
The effective tax rate was estimated at 33.8% percent for the 28 week period ended December 11, 2012 and 34.7% percent for the 12 week period ended December 11, 2012. The rate was approximately 23% percent in both the 28 week period ended December 13, 2011 and the 12 week period ended December 13, 2011. This year's higher rates are primarily due to changes in tax credits and a valuation allowance (VA) placed on certain state deferred taxes amounting to $81,000. Management periodically assesses the realization of net deferred tax assets based on historical, current and future (expected) operating results. A VA is recorded if management believes the Company's net deferred tax assets will not be realized. In addition, management monitors the realization of the VA and may consider its release in the future based on any positive evidence that may become available.
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

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE A — ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

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

The Company had previously closed six under performing Golden Corral restaurants in August 2011. As a result, a non-cash pretax asset impairment charge (with related closing costs) of $4,000,000 was recorded during the 28 weeks ended December 13, 2011 - zero during the 12 week period ended December 13, 2011. The impairment charge lowered the carrying values of the six restaurant properties (all owned in fee simple title) to their estimated fair values, which in the aggregate amounted to approximately $6,909,000. The total impairment charge included $69,000 for impaired intangible assets and $180,000 for certain other costs.

The impairments of long lived assets were recorded as significant unobservable inputs (level 3 under the fair value hierarchy), which are summarized below:

	Fair Value Measurements Using
	(in thousands)
28 weeks ended December 13, 2011	Level 1	Level 2	Level 3	Gains (Losses)

Six former Golden Corral restaurants	$—	$—	$6,909	$(4,000)

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
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

Results of Golden Corral for the 28 and 12 weeks ended December 13, 2011 are presented as discontinued operations in the consolidated financial statements. Income tax expense presented in discontinued operations in the 28 weeks ended the December 11, 2012 represents adjustments to tax related balance sheet accounts recorded in the First Quarter Fiscal 2013.

	28 weeks ended		12 weeks ended
	December 11, 2012	December 13, 2011	December 11, 2012	December 13, 2011
	(in thousands)
Sales	$—	$51,171	$—	$20,804

Food and paper	—	19,613	—	7,994
Payroll and related	—	14,923	—	6,031
Other operating costs	—	13,724	—	5,490
	—	48,260	—	19,515

Gross profit	—	2,911	—	1,289

Administrative and advertising	—	1,585	—	658
Impairment of long-lived assets	—	4,000	—	—

(Loss) earnings from discontinued operations before income taxes	—	(2,674)	—	631

Income tax expense (benefit)	158	(669)	—	(98)

(Loss) earnings from discontinued operations, net of tax	$(158)	$(2,005)	$—	$729

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

Assets and liabilities related to discontinued operations consisted of:

	December 11, 2012	May 29, 2012
	(in thousands)
Assets
Cash and equivalents	$—	$—
Trade and other receivables	115	190
Inventories	—	—
Prepaid expenses and sundry deposits	—	—
Prepaid and deferred income taxes	—	—
Total current assets	115	190

Net property and equipment	—	—
Other intangible assets	—	—
Assets of discontinued operations	$115	$190

Liabilities
Accounts payable	$37	$47
Accrued expenses	149	636
Total current liabilities	186	683

Deferred other	—	—
Deferred income taxes	—	—
Liabilities of discontinued operations	$186	$683

In addition, three of the six Golden Corral restaurants that closed in August 2011 had yet to be sold as of December 11, 2012. The aggregate fair value of the three restaurants ($3,055,000) is carried in the consolidated balance sheet as "Property held for sale" as of December 11, 2012 (four restaurants - $4,136,000 at May 29, 2012). (See "Property Held for Sale" in NOTE A - ACCOUNTING POLICIES AND BASIS OF PRESENTATION.)

NOTE C — LONG-TERM DEBT

	December 11, 2012		May 29, 2012
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Loan —
Construction Phase	$—	$—	$—	$—
Term Loans	4,407	10,751	5,423	13,241
Revolving Loan	—	—	—	—
Stock Repurchase Loan	135	683	132	762
2009 Term Loan	967	—	1,038	443
	$5,509	$11,434	$6,593	$14,446

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE C — LONG-TERM DEBT (CONTINUED)

The portion payable after one year matures as follows:

	December 11, 2012	May 29, 2012
	(in thousands)
Annual period ending in 2014	$4,128	$4,846
2015	3,141	3,652
2016	1,914	2,721
2017	1,483	1,654
2018	741	1,235
Subsequent to 2018	27	338
	$11,434	$14,446
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
As of December 11, 2012, the aggregate outstanding balance under the Construction Loan was $15,158,000, which consisted entirely of Term Loans; no balance was in the Construction Phase awaiting conversion. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 4.84% percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $468,000, expiring in various periods ranging from January 2013 through February 2019.
Any outstanding amount in the Construction Phase that has not been converted into a Term Loan shall mature and be payable in full on October 15, 2013, unless the 2012 Loan Agreement is renewed sooner.
Revolving Loan
The Revolving Loan provides an unsecured credit line that allows for borrowing of up to $5,000,000 to fund temporary working capital needs. Amounts repaid may be re-borrowed so long as the amount outstanding does not exceed $5,000,000 at any time. The Revolving Loan, none of which was outstanding as of December 11, 2012, will mature and be payable in full on October 15, 2013, unless the 2012 Loan Agreement is renewed sooner. It is subject to a 30 consecutive day out-of-debt period each fiscal year.
Stock Repurchase Loan
The unsecured Stock Repurchase Loan originated in July 2011 when $1,000,000 that had been borrowed earlier (to finance repurchases of the Company's stock) was converted to a Term Loan. The Stock Repurchase Loan, the outstanding balance of which was $818,000 as of December 11, 2012, requires 84 equal installments of $13,000 including principal and interest at a fixed 3.56% percent interest rate, which matures in July 2018.
2009 Term Loan
The unsecured 2009 Term Loan originated in September 2009 when $4,000,000 was borrowed to fund the acquisition of five Frisch's Big Boy restaurants from the landlord of the facilities. The 2009 Term Loan, the outstanding balance of which was $967,000

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE C — LONG-TERM DEBT (CONTINUED)

as of December 11, 2012, requires 48 monthly installments of $89,000 including principal and interest at a fixed 3.47% percent interest rate. The final payment of the loan is due October 21, 2013.
Loan Covenants
The 2012 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of December 11, 2012. Compensating balances are not required under the terms of the 2012 Loan Agreement.
Fair Values
The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at December 11, 2012 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
	(in thousands)
Term Loans under the Construction Loan	$15,158	$15,826

NOTE D - ACCRUED EXPENSES

Accrued expenses in the consolidated balance sheet consisted of the following:

	December 11, 2012	May 29, 2012
	(in thousands)
Salaries, wages and related expenses	$5,598	$4,976
Accrued property taxes	1,721	1,787
Other accrued expenses	647	579
Total accrued expenses	$7,966	$7,342

NOTE E — SHAREHOLDERS' EQUITY/ CAPITAL STOCK
The Company has three equity compensation plans adopted respectively in 1993, 2003 and 2012.
2003 and 2012 Stock Option and Incentive Plans
Shareholders approved the 2012 Stock Option and Incentive Plan (2012 Plan) in October 2012. The 2012 Plan made material, substantive changes to the 2003 Stock Option and Incentive Plan (as amended) (collectively the 2003 Plan), as reflected in the 2012 Plan.
Under the 2003 Plan, up to 800,000 shares were originally authorized for awards. Shareholder approval of the 2012 Plan canceled 483,410 shares that remained available to be awarded under the 2003 Plan. The authorization under the 2012 Plan has been set at 500,000 shares that may be awarded (subject, however, to proportionate and equitable adjustments determined by the Compensation Committee of the Board of Directors (the Committee) as deemed necessary following the event of any equity restructuring that may occur). The 2003 Plan limited the amount that can be awarded to an individual during a fiscal year to 80,000 shares. The 2012 Plan reduced the annual limit to 50,000 shares, but retained the maximum annual dollar limit of $1,000,000 for awards denominated in dollars, granted to any one individual during any fiscal year if the awards are intended to qualify as performance based compensation. No awards were permitted to be granted under the 2003 Plan after the tenth anniversary of its approval (October 6, 2013). The 2012 Plan will remain in effect until all shares subject to the Plan have been awarded or issued according to the Plan's provisions, unless terminated earlier by the Board of Directors.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE E — SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

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
Restricted Stock Awards under the 2012 Plan
On October 3, 2012, each non-employee member of the Board of Directors was granted a restricted stock award under the 2012 Plan equivalent to $40,000 in shares of the Company's common stock. The aggregate award amounted to 14,245 shares granted, which resulted in 2,035 shares being issued to each non-employee director, based on the October 3, 2012 market value of the Company's stock. Pursuant to the terms of his employment contract, on October 3, 2012, the CEO was granted a restricted stock award in the same amount (2,035 shares) and subject to the same conditions as the restricted stock granted to non-employee directors on that same day.
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
Unrestricted Stock Awards under the 2003 Plan
On June 13, 2012, the Committee granted unrestricted stock awards to the executive officers (excluding the CEO) and other key employees. Pursuant to the awards, 4,850 shares of the Company's common stock were re-issued from the Company's treasury. The total value of the awards amounted to $127,000, for which the Company recorded a pretax charge against administrative and advertising expense in the consolidated statement of earnings during the 28 week period ended December 11, 2012 (during the First Quarter Fiscal 2013). In connection with the awards, 1,349 shares were immediately surrendered to the Company's treasury to cover the withholding tax obligation on the compensation.
On June 15, 2011, the Committee granted an unrestricted stock award to the CEO. Pursuant to the award, 17,364 shares of the Company’s common stock were re-issued to the CEO from the Company’s treasury. The total value of the award amounted to $371,000, for which the Company recorded a pretax charge against administrative and advertising expense in the consolidated statement of earnings during the 28 week period ended December 13, 2011 (during the First Quarter Fiscal 2012). In connection with the award, the CEO immediately surrendered 7,998 shares to the Company’s treasury to cover the withholding tax obligation on the compensation. Also on June 15, 2011, an option to purchase 40,000 shares of the Company’s common stock that belonged to the CEO was terminated. The option was originally granted to the CEO on July 11, 2001 at a strike price of $13.70 per share.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE E — SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

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
All restricted stock awards under the 2003 Plan were re-issued from the Company’s treasury and vested in full on the first anniversary of the grant date. Full voting and dividend rights were provided prior to vesting. Vested shares must be held until board service or employment ends, except that enough shares may be sold to satisfy tax obligations attributable to the grant.
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
Stock Option Awards under the 2003 Plan
As of December 11, 2012, options to purchase 333,250 shares had been cumulatively granted under the Plan. No stock options were awarded during the 28 week period ended December 11, 2012. There were 68,169 options outstanding as of December 11, 2012.

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
Options to purchase 556,228 shares were cumulatively granted under the 1993 Plan before granting authority expired on October 4, 2008. As of December 11, 2012, 7,834 shares granted remained outstanding. All outstanding options under the 1993 Plan were granted at fair market value and expire 10 years from the date of grant. Final expirations will occur in June 2014.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE E — SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

Outstanding and Exercisable Options
The changes in outstanding and exercisable options under both the 1993 Plan and the 2003 Plan are shown below as of December 11, 2012:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	399,586	$23.96
Granted	—	$—
Exercised	(320,417)	$23.31
Forfeited or expired	(3,166)	$22.94
Outstanding at end of quarter	76,003	$18.25	4.66	years	$183
Exercisable at end of quarter	67,834	$19.11	4.32	years	$121

The intrinsic value of stock options exercised during the 28 weeks ended December 11, 2012 and December 13, 2011 was $2,779,000 and $16,000, respectively. Options exercised during the 28 weeks ended December 11, 2012 included 136,000 by the CEO, the intrinsic value of which amounted to $1,278,000. Excess tax benefits of $364,000 were recorded in additional paid in capital from the exercise of stock options during the 28 weeks ended December 11, 2012. All shares exercised during the 28 weeks ended December 11, 2012 were re-issued from the Company's treasury.
Stock options outstanding and exercisable as of December 11, 2012 for the 1993 Plan and the 2003 Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$10.05 to $15.90	27,669	$13.19	4.70
$15.91 to $24.20	41,500	$19.66	5.16
$24.21 to $30.13	6,834	$30.13	1.50
$10.05 to $30.13	76,003	$18.25	4.66
Exercisable:
$10.05 to $15.90	19,500	$14.08	3.53
$15.91 to $24.20	41,500	$19.66	5.16
$24.21 to $30.13	6,834	$30.13	1.50
$10.05 to $30.13	67,834	$19.11	4.32
As a result of a change in the capitalization of the Company resulting from a special $9.50 per share dividend (see Dividends described elsewhere in NOTE E — SHAREHOLDERS' EQUITY/ CAPITAL STOCK), the Compensation Committee of the Board of Directors took action on August 22, 2012 to adjust downward the strike prices for outstanding options granted under the 2003 Plan (as provided for in the 2003 Plan) by $9.50 for each option, effective September 17, 2012. Outstanding options granted under the 1993 Plan were not affected by this action, as the 1993 Plan does not require or provide for such an action. No additional compensation cost was required to be recognized as a result of the modification.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE E — SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

Restricted Stock Awards
The changes in restricted stock awards are shown below as of December 11, 2012:

	No. of shares	Weighted average price per share
Non-vested at beginning of year	22,277	$19.69
Awarded	16,280	$19.65
Vested	(22,277)	$19.69
Forfeited	—	$—
Non-vested at end of quarter	16,280	$19.65
Employee Stock Purchase Plan
Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock measured at 85% percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of October 31, 2012 (latest available data), 190,589 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of October 31, 2012, the custodian held 50,443 shares on behalf of employees.

Frisch’s Executive Savings Plan
Common shares totaling 58,492 (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in NOTE A - ACCOUNTING POLICIES AND BASIS OF PRESENTATION) when it was established in 1993. As of December 11, 2012, 38,553 shares remained in the FESP reserve, including 20,149 shares allocated but not issued to participants.
Other Outstanding Options, Warrants or Rights
There are no other outstanding options, warrants or rights.
Treasury Stock
On July 25, 2012, the Board of Directors authorized the Company to purchase over a three year period, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock representing approximately 9 percent of the Company's total outstanding shares. During the 28 week period ended December 11, 2012 (all in the First Quarter Fiscal 2013), the Company acquired 212,929 shares under the program at a cost of $6,708,000, which includes 32,000 shares that were beneficially owned by the Chief Executive Officer and 180,929 shares re-acquired in connection with the exercise of "cashless" stock options that normally settle through a broker on the open market.
Separate from the repurchase program, the Company’s treasury acquired 5,227 (2,536 in the 12 weeks ended December 11, 2012) shares of its common stock during the 28 week period ended December 11, 2012 at a cost of $119,000 ($47,000 in the 12 weeks ended December 12, 2012) to cover the withholding tax obligations in connection with restricted and unrestricted stock awards.
Dividends
Regular quarterly cash dividends paid to shareholders during the 28 week period ended December 11, 2012 amounted to $1,598,000 or $0.32 per share. In addition, a $0.16 per share dividend was declared on November 30, 2012. Its payment of $810,000 on December 21, 2012 (included in accounts payable at December 11, 2012) was the 208th consecutive quarterly cash dividend (a period of 52 years) paid by the Company.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE E — SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

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

	Used to Calculate Basic EPS	Stock equivalents	Used to Calculate Diluted EPS
28 weeks ended:	Weighted average shares outstanding		Weighted average shares outstanding

December 11, 2012	5,003,972	24,243	5,028,215
December 13, 2011	4,931,154	7,819	4,938,973

12 weeks ended:
December 11, 2012	5,060,528	9,961	5,070,489
December 13, 2011	4,934,464	2,178	4,936,642

Excluded from the calculations above (because the effect was anti-dilutive), were stock options to purchase 7,000 shares during the 28 week period ended December 11, 2012 and 284,000 during the 28 week period ended December 13, 2011. Stock options to purchase 36,000 shares during the 12 week period ended December 11, 2012 and 342,000 the 12 weeks ended December 13, 2011 were also excluded from the calculations above because the effect was anti-dilutive.
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

	28 weeks ended		12 weeks ended
	December 11, 2012	December 13, 2011	December 11, 2012	December 13, 2011

Stock options granted	$28	$90	$14	$40
Restricted stock issued	172	223	74	95
Unrestricted stock issued	127	371	—	—
Share-based compensation cost, pretax	327	684	88	135
Tax benefit	(111)	(233)	(30)	(46)
Share-based compensation cost, net of tax	$216	$451	$58	$89
Effect on basic earnings per share	$0.04	$0.09	$0.01	$0.02
Effect on diluted earnings per share	$0.04	$0.09	$0.01	$0.02
As of December 11, 2012, there was $27,000 of total unrecognized pretax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.4 years. Unrecognized pretax compensation cost related to restricted stock awards amounted to $272,000 as of December 11, 2012, which is expected to be recognized over a weighted average period of 0.85 years.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE E — SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in NOTE E — SHAREHOLDERS' EQUITY/ CAPITAL STOCK). Compensation costs related to the Employee Stock Purchase Plan are determined at the end of each semi-annual offering period – October 31 and April 30, which amounted to $122,000 and $24,000 respectively, during the 28 week periods ended December 11, 2012 and December 13, 2011.
NOTE F — PENSION PLANS
The Company has historically sponsored two qualified defined benefit pension plans (DB Plans) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). A merger of the DB Plans was completed on May 29, 2012. Net periodic pension cost for the retirement plans is shown in the table that follows:

	28 weeks ended		12 weeks ended
Net periodic pension cost components	December 11, 2012	December 13, 2011	December 11, 2012	December 13, 2011
	(in thousands)
Service cost	$971	$1,034	$416	$443
Interest cost	934	1,009	401	433
Expected return on plan assets	(1,075)	(1,112)	(461)	(477)
Amortization of prior service (credit) cost	(4)	1	(2)	—
Recognized net actuarial loss	922	471	395	202
Settlement loss	—	80	—	34
Net periodic pension cost (a)	$1,748	$1,483	$749	$635

(a) Amount for Golden Corral included in discontinued operations	—	$250	—	$108

Weighted average discount rate	4.25%	5.25%	4.25%	5.25%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	7.50%
Net periodic pension cost for fiscal year 2013 is currently expected in the range of $3,200,000 to $3,300,000. Net periodic pension cost for fiscal year 2012 was $2,746,000. Most of the anticipated increase in net periodic pension cost is due to the reduction of 100 basis points in the discount rate. Approximately $135,000 is added to annualized net periodic pension cost for each decrement of 25 basis points in the discount rate.
The preliminary minimum required contribution to the merged DB Plan for the plan year ending May 31, 2013 is currently projected to be $1,800,000. The Company currently anticipates contributing up to $2,394,000 over the course of fiscal year 2013, including $875,000 that was contributed during 28 weeks ended December 11, 2012. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon retirement of the participants. No lump sums were paid from the SERP during the 28 weeks ended December 11, 2012.

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

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE F — PENSION PLANS (CONTINUED)

A Non Deferred Cash Balance Plan (NDCBP) has been in place since 2000. The NDCBP provides comparable retirement type benefits to the HCE’s in lieu of future accruals under the DB Plan and the SERP. The comparable benefit amount is determined each year and converted to a lump sum (reported as W-2 compensation) from which taxes are withheld and the net amount is deposited into the HCE’s individual trust account. Compensation expense (not included in the net periodic pension cost described above) relating to the NDCBP is equal to amounts contributed, or expected to be contributed, to the trusts established for the benefits of certain HCE's - $365,000 and $276,000 respectively, for the 28 weeks ended December 11, 2012 and December 13, 2011, and was $220,000 and $132,000 respectively, for the 12 weeks ended December 11, 2012 and December 13, 2011. No NDCBP expense was associated with Golden Corral in the prior year. The total NDCBP expense as described above also includes accruals for additional required contributions that are due when the present value of lost benefits under the DB Plan and the SERP exceeds the value of the assets in the HCE's trust accounts when a participating HCE retires or is otherwise separated from service with the Company. The additional accruals included in the NDCBP expense amounted to $172,000 and $77,000 respectively, during the 28 week periods ended December 11, 2012 and December 13, 2011, and was $138,000 and $46,000 respectively during the 12 week periods ended December 11, 2012 and December 13, 2011.
In addition, the incentive compensation provisions of the President and Chief Executive Officer's (CEO) employment agreement calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the NDCBP when certain levels of annual pretax earnings are achieved.
The Company sponsors two 401(k) defined contribution plans. In the 28 week periods ended December 11, 2012 and December 13, 2011, matching contributions to the 401(k) plans amounted to $134,000 and $152,000 (including $24,000 for Golden Corral reported in discontinued operations) respectively, and were $57,000 and $68,000 (including $11,000 for Golden Corral reported in discontinued operations), in the 12 week periods ended December 11, 2012 and December 13, 2011.
A non-qualified Executive Savings Plan (FESP) is in place for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in NOTE A - ACCOUNTING POLICIES AND BASIS OF PRESENTATION). In the 28 weeks ended December 11, 2012 and December 13, 2011, matching contributions to FESP were $18,000 and $19,000 respectively, and were $6,000 and $7,000 respectively, during the 12 weeks ended December 11, 2012 and December 13, 2011.
The Company does not sponsor post retirement health care plans.

NOTE G — LITIGATION AND CONTINGENCIES
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
On September 18, 2012, a former employee (plaintiff) filed a collective action under the Fair Labor Standards Act and class action under the Ohio Minimum Fair Wage Standards Act for allegations of off-the-clock work, unpaid overtime, and minimum wage violations as a result of alleged improper application of the Tip Credit. As part of the collective action, the plaintiff seeks recovery for all individuals who worked as a server at any Frisch's Big Boy restaurant operated by the Company during the three year period, September 18, 2009 through September 18, 2012. The class action is limited to servers who worked for the Company at Frisch's Big Boy restaurants located in Ohio during the last three years. On December 4, 2012, the Company filed a motion to dismiss and compel arbitration. The motion is expected to be decided by the Court by the end of January 2013. The Company intends to continue defending the matter vigorously, including efforts to certify the class.
If successful on these claims, the plaintiff and any class members would be entitled to unpaid wages, liquidated damages, and attorneys' fees. Although employee unfair practice claims are not covered by insurance, no loss provision has been made in the consolidated financial statements for amounts that would be payable by the Company as management has not fully evaluated the merits of the claim.
Other Contingencies
The Company self-insures a significant portion of expected losses under its workers’ compensation program in the state of Ohio. Insurance coverage is purchased from an insurance company for individual claims that may exceed $300,000 (see Self Insurance

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2013, Ended December 11, 2012

NOTE G — LITIGATION AND CONTINGENCIES (CONTINUED)

in NOTE A - ACCOUNTING POLICIES AND BASIS OF PRESENTATION). Insurance coverage is maintained for various levels of casualty and general and product liability.
Outstanding letters of credit maintained by the Company totaled $100,000 as of December 11, 2012.
As of December 11, 2012, the Company operated 14 restaurants on non-owned properties, including one lease that provides for contingent rental payments based on a percentage of the leased restaurant’s sales in excess of a fixed amount.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurant operations are situated. The seven restaurant operations were sold to Golden Corral Corporation (GCC) in May 2012 (See NOTE B - DISCONTINUED OPERATIONS), at which time the seven operating leases were simultaneously assigned to GCC, with the Company contingently liable in the event of default by GCC. The amount remaining under contingent lease obligations totaled $7,227,000 as of December 11, 2012, for which the aggregate average annual lease payments approximate $650,000 in each of the next five years. The Company is also contingently liable for the performance of a certain ground lease that was assigned to a third party in 2000; the annual obligation of the lease approximates $48,000 through 2020.
Since there is no reason to believe that either of these third party assignees are likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company. In addition, the Company generally has the right to re-assign the leases in the event of the third party’s default.
NOTE H — RELATED PARTY TRANSACTIONS

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

ITEM 2. MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS
SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995
Forward-looking statements are contained in this Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such statements may generally express management’s expectations with respect to its plans, or its assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are inherently subject to risks and other uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but not limited to, the discussion in "Risk Factors" found in this Form 10-Q under Part II, Item 1A. and as set forth in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2012.
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
This MD&A should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended May 29, 2012. The Company has no off-balance sheet arrangements other than operating leases that are entered from time to time in the ordinary course of business. The Company does not use special purpose entities.
CORPORATE OVERVIEW
Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name "Frisch's Big Boy." As of December 11, 2012, 94 Frisch's Big Boy restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana. The Company also licenses 25 Frisch's Big Boy restaurants to other operators who pay franchise and other fees to the Company.
The Company’s Second Quarter of Fiscal 2013 consists of the 12 weeks ended December 11, 2012. It compares with the 12 weeks ended December 13, 2011, which constituted the Second Quarter of Fiscal 2012. The First Half of Fiscal 2013 consists of the 28 week period that ended December 11, 2012, and compares with the 28 week period that ended December 13, 2011, which constituted the First Half of Fiscal 2012.
The first half of the Company's fiscal year normally accounts for a disproportionate share of annual revenue and net earnings because it contains 28 weeks, whereas the second half of the year normally contains only 24 weeks. The upcoming 12 week third quarter can particularly be a disproportionately smaller share of annual revenue and net earnings because it spans most of the winter season from mid December through early March. Winter storms can adversely affect results of operations, which are particularly vulnerable if severe winter weather should develop over a prolonged period.
References to Fiscal Year 2013 refer to the 52 week year that will end on May 28, 2013. References to Fiscal Year 2012 refer to the 52 week year that ended May 29, 2012.
At the beginning of Fiscal Year 2012, the Company operated a second business segment, which consisted of 35 grill buffet style "Golden Corral" restaurants that were licensed to the Company by Golden Corral Corporation (GCC). The Company closed six of the Golden Corral restaurants in August 2011 due to issues with under performance, which resulted in a pretax charge of $4,000,000 for impairment of long-lived assets that was recorded in the First Quarter of Fiscal 2012. In May 2012, the remaining 29 Golden Corrals were sold to GCC. Results for the Golden Corral segment for the Second Quarter and First Half of Fiscal 2012 are presented as discontinued operations.

The following table recaps the earnings or loss components of the Company's consolidated statements of earnings.

	Second Quarter		First Half
	2013	2012	2013	2012
	(in thousands, except per share data)		(in thousands, except per share data)
Earnings from continuing operations before income taxes	$3,062	$2,688	$4,470	$3,286
Earnings from continuing operations	$2,000	$2,059	$2,958	$2,519
Diluted EPS from continuing operations	$0.39	$0.42	$0.59	$0.51
Earnings (loss) from discontinued operations, net of tax	$—	$729	$(158)	$(2,005)
Diluted EPS (loss) from discontinued operations	$—	$0.14	$(0.03)	$(0.41)
Net earnings	$2,000	$2,788	$2,801	$514
Diluted net EPS	$0.39	$0.56	$0.56	$0.10

Weighted average diluted shares outstanding	5,070	4,937	5,028	4,939
Factors having a notable effect on earnings from continuing operations before income taxes when comparing the Second Quarter of Fiscal 2013 with the Second Quarter of Fiscal 2012:

•
Consolidated restaurant sales were $48,523,000 in the Second Quarter of Fiscal 2013 versus $49,938,000 in the Second Quarter of Fiscal 2012. The decrease is due to the effect of the permanent closure of certain restaurants and a same store sales decrease of 1.7 percent.

•	Gross profit increased $156,000, or 2.7 percent, to $5,992,000 in the Second Quarter of Fiscal 2013 from $5,836,000 in the Second Quarter of Fiscal 2012.
As a percentage of sales:

-	Food and Paper Costs were 33.3 percent in the Second Quarter of Fiscal 2013, down from 33.6 percent in the Second Quarter of Fiscal 2012.

-	Payroll and Related Costs were 34.3 percent in the Second Quarter of Fiscal 2013, down from 34.7 percent in the Second Quarter of Fiscal 2012.

-	Other Operating Costs were 20.1 percent in the Second Quarter Fiscal 2013, up from 20.0 percent in the Second Quarter of Fiscal 2012.

•	Interest expense was $229,000 in the Second Quarter of Fiscal 2013 versus $351,000 in the Second Quarter of Fiscal 2012.
Factors having a notable effect on earnings from continuing operations before income taxes when comparing the First Half of Fiscal 2013 with the First Half of Fiscal 2012:

•
Consolidated restaurant sales were $109,148,000 in the First Half of Fiscal 2013 versus $111,299,000 in the First Half of Fiscal 2012. The decrease is due to the effect of the permanent closure of certain restaurants and a same store sales decrease of 0.8 percent.

•	Gross profit increased $785,000, or 7.1 percent, to $11,767,000 in the First Half of Fiscal 2013 from $10,982,000 in the First Half of Fiscal 2012.
As a percentage of sales:

-	Food and Paper Costs were 33.4 percent in the First Half of Fiscal 2013, down from 33.8 percent in the First Half of Fiscal 2012.

-	Payroll and Related Costs were 34.9 percent in the First Half of Fiscal 2013, down from 35.3 percent in the First Half of Fiscal 2012.

-	Other Operating Costs were 20.9 percent in the First Half of Fiscal 2013, down from 21.1 percent in the First Half of Fiscal 2012.

•	Share based compensation costs were $327,000 in the First Half of Fiscal 2013 versus $684,000 in the First Half of Fiscal 2012.

•	Interest expense was $550,000 in the First Half of Fiscal 2013 versus $808,000 in the First Half of Fiscal 2012.

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

	Second Quarter		First Half
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Frisch's Big Boy restaurants operated by the Company	$46,076	$47,443	$103,504	$105,608
Wholesale sales to licensees	2,216	2,235	5,110	5,143
Wholesale sales to groceries	231	260	534	548
Total sales	$48,523	$49,938	$109,148	$111,299
Frisch's Big Boy restaurant sales shown in the above table include a same store sales decrease of 1.7 percent in the Second Quarter of Fiscal 2013 (on a customer count decrease of 4.0 percent) and a decrease of 0.8 percent in the First Half of Fiscal 2013 (on a 3.2 percent decrease in customer counts). The same store sales comparison includes the effect of three menu price increases, implemented respectively in September 2011 (1.5 percent), February 2012 (1.2 percent) and September 2012 (0.9 percent). Another menu price increase will likely be implemented in February 2013.
The Company operated 94 Frisch's Big Boy restaurants as of December 11, 2012. The count of 94 includes the following changes since the beginning of Fiscal 2012 (June 2011), when 95 Frisch's Big Boy restaurants were in operation:

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
One more new Frisch's Big Boy restaurant is expected to be added in Fiscal Year 2013, which is currently under construction and scheduled to open in March 2013 (Dayton market).

Gross Profit
The determination of gross profit is shown with operating percentages in the following table. The table is intended to supplement the cost of sales discussion that follows. Cost of sales is comprised of food and paper costs, payroll and related costs, and other operating costs.

	Second Quarter		First Half
	2013	2012	2013	2012

Sales	100.0%	100.0%	100.0%	100.0%
Food and Paper	33.3%	33.6%	33.4%	33.8%
Payroll and Related	34.3%	34.7%	34.9%	35.3%
Other Operating Costs	20.1%	20.0%	20.9%	21.1%
Gross Profit	12.3%	11.7%	10.8%	9.8%
The cost of food continued its slight moderation into the Second Quarter of Fiscal 2013. Beef prices moderated somewhat after hitting record high price levels in the early part of the summer of 2012. The decline in food and paper costs as a percentage of sales, as reflected in the above table, was also aided by menu price increases. Looking ahead, rising commodity costs for food can be expected, especially for beef and other proteins, driven primarily by the drought conditions that were experienced in the nation's corn belt during 2012. Although the outlook for corn prices is beginning to improve, beef prices in the spring of 2013 are currently expected to exceed the record price levels that were experienced during the summer of 2012.
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
The decrease in payroll and related costs (as a percentage of sales) shown in the above table was driven primarily by the combination of higher menu prices charged to customers and the continuation of reductions in scheduled labor hours. The labor hour reductions are commensurate with lower customer counts and are also initiated to offset mandated increases in the minimum wage:

•
In Ohio, where roughly two-thirds of the Company’s payroll costs are incurred, the minimum wage for non-tipped employees was increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was subsequently increased to $7.00 per hour on January 1, 2008, to $7.30 per hour on January 1, 2009 (there was no increase on January 1, 2010), to $7.40 per hour on January 1, 2011 and to $7.70 per hour on January 1, 2012. On January 1, 2013, the rate increased to $7.85 per hour, which represents a 52 percent increase since 2007.

•
The Ohio minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was subsequently increased to $3.50 per hour on January 1, 2008, to $3.65 per hour on January 1, 2009 (there was no increase on January 1, 2010), to $3.70 per hour on January 1, 2011 and to $3.85 per hour on January 1, 2012. On January 1, 2013, the rate increased to $3.93 per hour, which represents an 85 percent increase since 2007.

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

Without the benefit of reductions in labor hours, the Ohio minimum wage increase on January 1, 2012 would have added an estimated $420,000 to annual payroll costs in Ohio restaurant operations. It is currently estimated that the increase on January 1, 2013 would add $320,000 to annual Ohio payrolls if there were to be no further scheduled reductions in labor hours.

Other factors also continue to have an adverse effect on payroll and related costs. These factors include higher costs associated with benefit programs sponsored by the Company, including medical insurance premiums and pension related costs.
Management continues to analyze and evaluate health care reform legislation (the federal Patient Protection and Affordable Care Act, enacted March 2010) to determine the future short and long term effects upon the Company while developing various strategies to mitigate the expected financial burden of compliance with the mandate when it becomes fully effective on January 1, 2014. The Company has typically absorbed 80 percent of the cost for medical premiums, with employees contributing the remaining 20 percent. Among other responses to mitigate medical insurance costs, it is likely that employees will be contributing more than 20 percent of premium cost, benefit design changes will likely be implemented and the level of full time hourly employment may potentially be decreased in favor of increased part time employment.
Net periodic pension cost was $749,000 and $635,000 respectively, in the Second Quarter of Fiscal 2013 and the Second Quarter of Fiscal 2012 (pension cost in the Second Quarter of Fiscal 2012 included $108,000 charged to discontinued operations). Net periodic pension cost was $1,748,000 and $1,483,000 respectively, in the First Half of Fiscal 2013 and the First Half of Fiscal 2012 (pension cost in the First Half of Fiscal 2012 included $250,000 charged to discontinued operations). Net periodic pension cost for Fiscal Year 2013 is currently expected to be in the range of $3,200,000 to $3,300,000. Net periodic pension cost for Fiscal Year 2012 was $2,746,000 ($487,000 charged to discontinued operations). Most of the anticipated increase in net periodic pension costs for Fiscal Year 2013 is due to the reduction of 100 basis points in the discount rate. Approximately $135,000 is added to annualized net periodic pension cost for each decrement of 25 basis points in the discount rate.
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
Administrative and advertising expense decreased $81,000 in the Second Quarter of Fiscal 2013 and $168,000 in the First Half of Fiscal 2013 when compared with the comparable periods a year ago. Stock based compensation expense included in administrative and advertising expense was $88,000 during the Second Quarter of Fiscal 2013 versus $135,000 during the Second Quarter of Fiscal 2012. Stock based compensation was $327,000 in the First Half of Fiscal 2013 versus $684,000 in the First Half of Fiscal 2012. An unrestricted stock award in June 2011 to the Chief Executive Officer that amounted to $371,000 was included in stock based compensation expense in the First Half of Fiscal 2012 (see further discussion of stock based compensation expenses in the Financing Activities section of Liquidity and Capital Resources that appears elsewhere in this MD&A). Administrative and advertising expense in the First Half of Fiscal 2013 (recorded in the First Quarter of Fiscal 2013) also includes higher charges for the cost of employee separations.

Revenue from franchise fees is based upon sales volumes generated by Frisch's Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of December 11, 2012, 25 Frisch's Big Boy restaurants were licensed to other operators and were paying franchise fees to the Company. No licensed Frisch's Big Boy restaurants opened or closed during any of the periods presented in this MD&A. Other revenue also includes certain other fees earned from Frisch's Big Boy restaurants licensed to others along with minor amounts of rent and investment income.
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
Non-cash pretax impairment charges totaling $70,000 were recorded during the First Half of Fiscal 2013 (all in the First Quarter of Fiscal 2013) to lower previous estimates of the fair values of two former Frisch's Big Boy restaurants. The impairment charges were based on sales contracts that had been accepted by the Company. No impairment charges were recorded during the First Half of Fiscal 2012.

Interest Expense
Interest expense decreased $122,000 and $258,000 respectively, in the Second Quarter of Fiscal 2013 and the First Half of Fiscal 2013 when compared with comparable periods a year ago. The decreases are mostly the result of lower debt levels than a year ago.
Income Tax Expense
Income tax expense as a percentage of pretax earnings was estimated at 34.7 percent for the Second Quarter Fiscal 2013 and 33.8 percent for the First Half of Fiscal 2013. The rate was approximately 23 percent in the Second Quarter of Fiscal 2012 and for the First Half of Fiscal 2012. The higher rates in Fiscal Year 2013 are primarily due to changes in tax credits and a valuation allowance (VA) placed on certain deferred state taxes amounting to $81,000. Management periodically assesses the realization of net deferred tax assets based on historical, current and future (expected) operating results. A VA is recorded if management believes the Company's net deferred tax assets will not be realized. In addition, management monitors the realization of the VA and may consider its release in the future based on any positive evidence that may become available.
The Internal Revenue Service is currently examining the Company's tax return for Fiscal Year 2011, which was filed in February 2012.
DISCONTINUED OPERATIONS
At the beginning of Fiscal Year 2012, the Company operated a second business segment, which consisted of 35 Golden Corral restaurants (Golden Corral) that were licensed to the Company by Golden Corral Corporation (GCC). Six of the Golden Corrals were closed in August 2011 (First Quarter of Fiscal 2012) due to issues with under performance, which resulted in a non-cash pretax asset impairment charge of $4,000,000. In May 2012, the remaining 29 Golden Corrals were sold to GCC. Results for Golden Corral for the Second Quarter and First Half of Fiscal 2012 are shown in the following table. Income tax expense as shown in the table in the First Half of Fiscal 2013 represents adjustments to tax related balance sheet accounts that were recorded during the First Quarter of Fiscal 2013.

	Second Quarter		First Half
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Sales	$—	$20,804	$—	$51,171

Food and paper	—	7,994	—	19,613
Payroll and related	—	6,031	—	14,923
Other operating costs	—	5,490	—	13,724
	—	19,515	—	48,260

Gross profit	—	1,289	—	2,911

Administrative and advertising	—	658	—	1,585
Impairment of long-lived assets	—	—	—	4,000

Earnings (loss) from discontinued operations before income tax	—	631	—	(2,674)

Income tax expense (benefit)	—	(98)	158	(669)

Earnings (loss) from discontinued operations, net of taxes	$—	$729	$(158)	$(2,005)

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
As of May 29, 2012, $42,000,000 of the proceeds from the May 2012 sale of 29 Golden Corral restaurants was invested in commercial paper. These funds were converted to cash on September 14, 2012 to fund a special dividend of $9.50 per share (see Financing Activities below). Also as of May 29, 2012, the sum of $3,493,000 (restricted cash - principally from the Golden Corral sale proceeds) was being held by a third party intermediary in anticipation of completing qualifying like kind exchanges in order to defer taxable gains pursuant to Section 1031 of the Internal Revenue Code. In July and August 2012, all of the restricted cash was returned to the Company's treasury from the third party intermediary because suitable like kind exchanges could not be identified.
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

Aggregated Information about Contractual Obligations and Commercial Commitments December 11, 2012:

		Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$16,943	$5,509	$4,128	$3,141	$1,914	$1,483	$768
	Interest on Long-Term Debt (estimated)	1,508	673	419	234	116	54	12
	Rent due under Capital Lease Obligations	2,513	276	276	276	276	174	1,235
1	Rent due under Operating Leases	14,279	1,067	1,054	836	849	856	9,617
2	Purchase Obligations	11,752	11,186	448	118	—	—	—
3	Other Long-Term Obligations	514	236	238	40	—	—	—
	Total Contractual Cash Obligations	$47,509	$18,947	$6,563	$4,645	$3,155	$2,567	$11,632

1	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2
Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property, if any. Does not include agreements that can be canceled without penalty.

3	Deferred compensation liability (undiscounted).
The working capital deficit was $8,883,000 as of December 11, 2012. Working capital at May 29, 2012 was $37,753,000, which included $42,000,000 in commercial paper (see Sources of Funds elsewhere in the Liquidity and Capital Resources section of this MD&A).

A financing package of unsecured credit facilities has been in place for many years with the same lending institution, currently styled (since April 2012) as the 2012 Loan Agreement. The following amounts are readily available to be borrowed through October 15, 2013:

•	Construction Loan - $15,000,000 currently available

•	Revolving Loan - $5,000,000 currently available to fund temporary working capital
The Company expects to encounter no difficulties in extending the 2012 Loan Agreement before it expires on October 15, 2013. The Company is in full compliance with the covenants contained in the 2012 Loan Agreement.
Operating Activities
Net cash provided by continuing operations was $11,053,000 during the First Half of Fiscal 2013, which compares with $10,126,000 in the First Half of Fiscal 2012. Management measures cash flows from continuing operations by simply adding back certain non-cash expenses to earnings from continuing operations, which has the effect of excluding normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from quarter to quarter. These non-cash expenses include items such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of assets (if any), stock based compensation costs and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $9,800,000 in the First Half of Fiscal 2013 and $8,924,000 in the First Half of Fiscal 2012.
Contributions to the defined benefit pension plan that is sponsored by the Company are currently projected to be $2,394,000 (minimum required contributions are approximately $1,800,000) in Fiscal Year 2013, $875,000 of which was contributed during the First Half of Fiscal 2013.
An automatic Change in Accounting Method was filed with the Internal Revenue Service (IRS) in Fiscal Year 2011, to allow immediate deduction of certain repairs and maintenance costs, replacing the previous treatment that had capitalized these costs. In December 2011, the IRS issued new temporary and proposed regulations on tangible property that significantly departs from the prior proposed regulations on which the Company’s Change in Accounting Method was based. In November 2012, the IRS issued notice alerting taxpayers that final regulations regarding repairs would be released in 2013. The final regulations will be effective for the Company's Fiscal Year 2015 (June 4, 2014 to June 2, 2015). The Company will comply with the final regulations once issued by the IRS.
Investing Activities
Capital spending is the principal component of investing activities. Capital spending was $5,781,000 during the First Half of Fiscal 2013, a decrease of $2,301,000 from the First Half of Fiscal 2012. These capital expenditures typically consist of site acquisitions for expansion, new restaurant construction, plus on-going reinvestments in existing restaurants including remodeling jobs, routine equipment replacements and other maintenance capital outlays.
Proceeds from the disposition of property amounted to $2,482,000 during the First Half of Fiscal 2013, consisting of $2,439,000 in real property and $43,000 from transactions to sell used equipment and /or other operating assets. The proceeds from dispositions of real property was from the August 2012 sale of one of the six Golden Corral properties that had closed in August 2011, and from the October 2012 sale of a Frisch's Big Boy restaurant that had closed in May 2012. No sales of real property occurred during the First Half of Fiscal 2012.
Two former Frisch's Big Boy restaurants, three former Golden Corral restaurants (permanently closed August 2011) and eight other pieces of surplus land were held for sale as of December 11, 2012 at an aggregate asking price of approximately $7,200,000.
Financing Activities
No new borrowing against credit lines was necessary during the First Half of Fiscal 2013. Scheduled and other payments of long-term debt and capital lease obligations amounted to $4,184,000 during the First Half of Fiscal 2013.
Regular quarterly cash dividends paid to shareholders during the First Half of Fiscal 2013 amounted to $1,598,000 or $0.32 per share. In addition, a $0.16 per share dividend was declared on November 30, 2012. Its payment of $810,000 on December 21, 2012 was the 208th consecutive quarterly dividend (a period of 52 years) paid by the Company. The Company expects to continue its practice of paying regular quarterly cash dividends for the foreseeable future.
On July 25, 2012, the Board of Directors declared a special one-time cash dividend of $9.50 per share payable September 14, 2012 to shareholders of record on August 31, 2012. The total for the special dividend that was paid on September 14, 2012 amounted to $47,963,000, which was based on 5,048,711 shares outstanding on August 31, 2012.

During the First Half of Fiscal 2013, 320,416 shares of the Company’s common stock were re-issued from the Company’s treasury pursuant to the exercise of stock options. The aggregate strike price for the options was $7,467,000, of which $2,398,000 was received in cash and $5,069,000 was charged to the treasury stock account to record shares re-acquired in connection with the exercise of "cashless" stock options that would normally be settled through a broker on the open market. As of December 11, 2012, 76,003 shares granted under the Company’s stock option plans remained outstanding, including 67,834 fully vested shares at a weighted average exercise price of $19.11 per share. Although the closing price of the Company’s stock on December 11, 2012 was $18.60, the intrinsic value of 32,000 fully vested “In The Money” options was $121,000, which, if exercised, would yield $474,000 in proceeds to the Company.
Shareholders approved the 2012 Stock Option and Incentive Plan (2012 Plan) in October 2012, which authorizes 500,000 shares to be awarded. The 2012 Plan canceled all remaining shares that had been available to be awarded under the 2003 Stock Option and Incentive Plan. On October 3, 2012, 14,245 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 2,035 restricted shares was granted to the CEO pursuant to the terms of his employment contract. All restricted shares issued on October 3, 2012 were awarded under the 2012 Plan, the total value of which amounted to $320,000, which is being expensed ratably, beginning in the Second Quarter of Fiscal 2013 ($49,000), over a one year vesting period. The total value of restricted shares issued to non-employee members of the Board of Directors and the CEO in October 2011 (awarded under the 2003 Plan) also amounted to $320,000, of which $123,000 was expensed during the First Half of Fiscal 2013 ($25,000 during the Second Quarter of Fiscal 2013).
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

	Second Quarter		First Half
Share based compensation cost	2013	2012	2013	2012
	(in thousands)		(in thousands)
Stock options granted	$14	$40	$28	$90
Restricted stock issued	74	95	172	223
Unrestricted stock issued	—	—	127	371
Share-based compensation cost, pretax	$88	$135	$327	$684
On July 25, 2012, the Board of Directors authorized the Company to purchase over a three year period, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock representing approximately 9 percent of the Company's total outstanding shares. During the First Half of Fiscal 2013, the Company re-acquired 212,929 shares under the program at a cost of $6,708,000, which includes 32,000 shares that were beneficially owned by the Chief Executive Officer and 180,929 shares re-acquired in connection with the exercise of "cashless" stock options that normally settle through a broker on the open market.
Separate from the repurchase program, the Company’s treasury acquired 5,227 shares of its common stock in the First Half of Fiscal 2013 at a cost of $119,000 to cover withholding tax obligations in connection with restricted and unrestricted stock awards.
Other Information
One new Frisch's Big Boy restaurant opened for business during the First Half of Fiscal 2013. It opened in August 2012 on land that was acquired in fee simple title in April 2010. One more new Frisch's Big Boy restaurant is expected to be added in Fiscal Year 2013, which is currently under construction on leased land, which is scheduled to open in March 2013.
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
Approximately one-fifth of the Frisch's Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with those of newly constructed restaurants. The current average cost to renovate a Frisch's Big Boy restaurant ranges from $100,000 to $185,000. The Fiscal Year 2013 remodeling budget is $1,740,000 for 12 planned remodel jobs, six of which were completed during the First Half of Fiscal 2013.
Part of the Company’s strategic plan entails owning the land on which it builds new restaurants. However, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. As of December 11, 2012, 14 Frisch's Big Boy restaurants were in operation on non-owned premises – one capital lease and 13 operating leases. In addition, one new Frisch's Big Boy restaurant building was under construction as of December 11, 2012 on land that is leased (operating lease) to the Company.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the Company's Golden Corral restaurants to GCC. The amount remaining under contingent lease obligations totaled $7,224,000 as of December 11, 2012, for which the aggregate average annual lease payments approximate $650,000 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.

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
Income Taxes
The provision for income taxes is based on management's estimate of federal, state and local tax liabilities. These estimates include, but are not limited to, the application of statutory federal, state and local rates to estimated taxable income, and the effect of tax credits such as the federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit (WOTC). All tax returns are timely filed and are subject to audit by all levels of taxing authority. Audits can result in a different interpretation of tax laws from that of management.
Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. Deferred tax accounting requires management to evaluate deferred tax assets, including net operating loss carry forwards, to determine whether these assets will more likely than not be realized on a future tax return. These evaluations entail projections that require considerable judgment and are ultimately subject to future changes in tax laws including changes in tax rates.

ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISKS
Forward-looking statements are included in the following discussion of disclosures about market risks. Conditions in in the financial and commodity markets are subject to change at any time, which could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements.
The Company has no significant market risk exposure to interest rate changes as substantially all of its debt is currently financed with fixed interest rates, or will be converted to fixed rate term loans in the next six months. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. Any cash equivalents maintained by the

Company have original maturities of 90 days or less. Cash may be in excess of FDIC limits. The Company does not use any foreign currency in its operations.
Operations are vertically integrated, using centralized purchasing and food preparation, provided through the Company’s commissary and food manufacturing plant. Management believes the commissary operation ensures uniform product quality and safety, timeliness of distribution to restaurants and creates efficiencies that ultimately result in lower food and supply costs.
Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside of management’s control, including import and export restrictions, the influence of currency markets relative to the U.S dollar, the effects of supply versus demand, production levels and the impact that adverse weather conditions may have on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fish, French fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are normally for periods of one year or less but may have longer terms if favorable long-term pricing becomes available. Food supplies are generally plentiful and may be obtained from any number of suppliers, which mitigates the Company’s overall commodity cost risk. Quality, timeliness of deliveries and price are the principal determinants of source. Management does not use financial instruments as a hedge against changes in commodity pricing.

ITEM 4. CONTROLS and PROCEDURES
a)Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 11, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information that would be required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
b)Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fiscal quarter ended December 11, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the discussion under "Part II, Item 1 - Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 18, 2012 regarding the collective and class action filing related to allegations of off- the-clock work, unpaid overtime, and minimum wage violations as a result of alleged improper application of the Tip Credit. On December 4, 2012, the Company filed a motion to dismiss and compel arbitration. The motion is expected to be decided by the Court by the end of January 2013. The Company intends to continue defending the matter vigorously, including efforts to certify the class.
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

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

(c) Issuer Purchases of Equity Securities
On July 25, 2012, the Board of Directors authorized the Company to purchase, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock, representing approximately 9 percent of the Company's total outstanding shares, over a three year period that will end on July 25, 2015. The following table shows information pertaining to the Company’s repurchases of its common stock during the Second Quarter Fiscal 2013, which ended December 11, 2012:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 19, 2012 to October 16, 2012 (1)	1,456	$19.40	—	237,071
October 17, 2012 to November 13, 2012 (1)	1,080	$17.71	—	237,071
November 14, 2012 to December 11, 2012	—	$—	—	237,071
Total	2,536	$18.68	—	237,071

(1) Shares re-acquired to cover employee withholding tax obligations in connection with vesting of restricted and/or unrestricted stock awards.

ITEM 3. DEFAULTS upon SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFTEY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS
Material Contracts — Compensatory Plans or Agreements
10.50 Restricted Stock Agreement to be used for restricted stock granted to non-employee members of the Board of Directors (between the Registrant and Daniel W. Geeding) under the Registrant’s 2012 Stock Option and Incentive Plan (see Exhibit B to the Registrant's Proxy Statement dated August 26, 2012). The Restricted Stock Agreement was filed as Exhibit 10.51 to the Registrant's Form 10-Q Quarterly Report for September 18, 2012, and which is being re-filed herewith to correct certain typographical errors that were contained in the header and the first paragraph of the original filing. There are identical agreements between the Registrant and all other non-employee members of the Board of Directors.
10.51 Second Amendment to the Frisch's Restaurants, Inc. Nondeferred Cash Balance Plan, is filed herewith.
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
DATE January 18, 2013
BY /s/ Mark R. Lanning
Mark R. Lanning
Vice President and Chief Financial Officer,
Principal Financial Officer
Principal Accounting Officer