Form 10-Q
period 2013-03-05
FRISCHS RESTAURANTS INC
filed 2013-04-12
CIK 39047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED MARCH 5, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
There were 5,062,455 shares outstanding of the issuer’s no par common stock, as of March 27, 2013

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Earnings
(Unaudited)

	40 weeks ended		12 weeks ended
	March 5, 2013	March 6, 2012	March 5, 2013	March 6, 2012
Sales	$154,919,802	$157,583,464	$45,771,994	$46,284,545
Cost of sales
Food and paper	51,856,704	53,225,389	15,421,892	15,615,215
Payroll and related	54,367,184	55,751,416	16,280,732	16,514,130
Other operating costs	31,961,402	32,683,308	9,102,201	9,213,973
	138,185,290	141,660,113	40,804,825	41,343,318

Gross profit	16,734,512	15,923,351	4,967,169	4,941,227

Administrative and advertising	10,109,258	10,330,220	2,695,131	2,748,305
Franchise fees and other revenue	(1,056,627)	(993,769)	(305,710)	(300,169)
Loss (Gain) on sale of assets	13,550	(190,972)	—	(190,972)
Impairment of long-lived assets	70,500	327,734	—	327,734

Operating profit	7,597,831	6,450,138	2,577,748	2,356,329

Interest expense	758,605	1,136,068	208,899	328,112

Earnings from continuing operations before income taxes	6,839,226	5,314,070	2,368,849	2,028,217

Income taxes	2,133,000	1,080,000	621,000	313,000

Earnings from continuing operations	$4,706,226	$4,234,070	$1,747,849	$1,715,217

(Loss) earnings from discontinued operations, net of tax	$(157,705)	$(907,527)	$—	$1,097,503

NET EARNINGS	$4,548,521	$3,326,543	$1,747,849	$2,812,720

Basic net earnings per share:
Earnings from continuing operations	$0.94	$0.86	$0.35	$0.35
(Loss) earnings from discontinued operations	$(0.03)	$(0.19)	$—	$0.22
Basic net earnings per share	$0.91	$0.67	$0.35	$0.57

Diluted net earnings per share:
Earnings from continuing operations	$0.93	$0.86	$0.34	$0.35
(Loss) earnings from discontinued operations	$(0.03)	$(0.19)	$—	$0.22
Diluted net earnings per share	$0.90	$0.67	$0.34	$0.57

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Comprehensive Income
(Unaudited)

	40 weeks ended		12 weeks ended
	March 5, 2013	March 6, 2012	March 5, 2013	March 6, 2012
Net earnings	$4,548,521	$3,326,543	$1,747,849	$2,812,720

Other comprehensive income (1)
Amortization of amounts included in net periodic pension expense	1,311,520	789,100	393,456	236,730
Tax effect	(445,917)	(268,294)	(133,775)	(80,488)
	865,603	520,806	259,681	156,242

Comprehensive income	$5,414,124	$3,847,349	$2,007,530	$2,968,962

(1) Approximately $87,000 and $26,000 respectively, of the other comprehensive income was attributable to Golden Corral during the 40 and 12 week periods ended March 6, 2012.

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheet
ASSETS

	March 5, 2013	May 29, 2012
	(unaudited)
Current Assets
Cash and equivalents	$3,010,528	$45,962,546
Restricted cash	—	3,492,803
Trade and other accounts receivable	1,512,408	1,683,123
Inventories	6,530,707	5,589,553
Prepaid expenses, sundry deposits and property held for sale	1,229,616	708,440
Prepaid and deferred income taxes	1,110,911	2,300,995
Current assets of discontinued operations	—	190,120
Total current assets	13,394,170	59,927,580

Property and Equipment
Land and improvements	45,717,892	44,473,068
Buildings	73,895,399	72,218,910
Equipment and fixtures	81,025,791	77,935,903
Leasehold improvements and buildings on leased land	18,235,161	16,609,854
Capitalized leases	2,602,971	2,311,565
Construction in progress	106,660	1,414,514
	221,583,874	214,963,814
Less accumulated depreciation and amortization	118,629,223	112,825,024
Net property and equipment	102,954,651	102,138,790

Other Assets
Goodwill and other intangible assets	775,653	777,420
Investments in land	3,168,528	3,390,886
Property held for sale	5,799,899	8,093,084
Deferred income taxes	2,785,346	3,149,367
Other long term assets	2,780,974	2,491,654
Total other assets	15,310,400	17,902,411

Total assets	$131,659,221	$179,968,781

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 5, 2013	May 29, 2012
	(unaudited)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$5,128,985	$6,592,637
Obligations under capitalized leases	222,212	162,683
Self insurance	566,075	972,915
Accounts payable	7,423,701	6,293,007
Accrued expenses	7,567,751	7,341,718
Income taxes	—	128,490
Current liabilities of discontinued operations	—	683,336
Total current liabilities	20,908,724	22,174,786

Long-Term Obligations
Long-term debt	10,337,703	14,445,869
Obligations under capitalized leases	2,120,845	1,526,244
Self insurance	1,333,005	1,268,667
Underfunded pension obligation	14,427,302	14,785,312
Deferred compensation and other	4,298,707	4,043,068
Total long-term obligations	32,517,562	36,069,160

Commitments

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,586,764 and 7,586,764 shares - stated value - $1.00	7,586,764	7,586,764
Additional contributed capital	69,260,255	65,909,780
	76,847,019	73,496,544

Accumulated other comprehensive loss	(8,140,599)	(9,006,202)
Retained earnings	49,467,102	95,289,648
	41,326,503	86,283,446

Less cost of treasury stock (2,524,309 and 2,648,158 shares)	39,940,587	38,055,155
Total shareholders’ equity	78,232,935	121,724,835

Total liabilities and shareholders’ equity	$131,659,221	$179,968,781

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
40 weeks ended March 5, 2013 and March 6, 2012
(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
Balance at May 31, 2011	$7,586,764	$65,535,634	$(5,726,555)	$96,249,483	$(38,117,434)	$125,527,892
Net earnings for 40 weeks	—	—	—	3,326,543	—	3,326,543
Other comprehensive income, net of tax	—	—	520,806	—	—	520,806
Stock options exercised	—	22,286	—	—	88,526	110,812
Excess tax benefit from stock options exercised	—	3,800	—	—	—	3,800
Issuance of restricted stock	—	(334,903)	—	—	334,903	—
Stock based compensation cost	—	569,679	—	—	248,132	817,811
Treasury shares acquired	—	—	—	—	(640,140)	(640,140)
Other treasury shares re-issued	—	8,886	—	—	21,247	30,133
Employee stock purchase plan	—	7,978	—	—	—	7,978
Cash dividends - $0.47 per share	—	—	—	(2,317,988)	—	(2,317,988)
Balance at March 6, 2012	7,586,764	65,813,360	(5,205,749)	97,258,038	(38,064,766)	127,387,647
Net (loss) earnings for 12 weeks	—	—	—	(1,178,332)	—	(1,178,332)
Other comprehensive (loss) income, net of tax	—	—	(3,800,453)	—	—	(3,800,453)
Stock options exercised	—	8,319	—	—	11,985	20,304
Stock-based compensation cost	—	120,694	—	—	—	120,694
Treasury shares acquired	—	—	—	—	(2,374)	(2,374)
Employee stock purchase plan	—	(32,593)	—	—	—	(32,593)
Cash dividends - $0.16 per share	—	—	—	(790,058)	—	(790,058)
Balance at May 29, 2012	7,586,764	65,909,780	(9,006,202)	95,289,648	(38,055,155)	121,724,835
Net earnings for 40 weeks	—	—	—	4,548,521	—	4,548,521
Other comprehensive income, net of tax	—	—	865,603	—	—	865,603
Stock options exercised	—	2,859,881	—	—	4,607,582	7,467,463
Issuance of restricted stock	—	(257,550)	—	—	257,550	—
Excess tax benefit from stock options exercised	—	364,165	—	—	—	364,165
Stock-based compensation cost	—	345,445	—	—	69,694	415,139
Treasury shares acquired	—	—	—	—	(6,826,858)	(6,826,858)
Other treasury shares re-issued	—	5,793	—	—	6,600	12,393
Employee stock purchase plan	—	32,741	—	—	—	32,741
Special cash dividend - $9.50 per share	—	—	—	(47,962,754)	—	(47,962,754)
Cash dividends - $0.48 per share	—	—	—	(2,408,313)	—	(2,408,313)
Balance at March 5, 2013	$7,586,764	$69,260,255	$(8,140,599)	$49,467,102	$(39,940,587)	$78,232,935

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
40 weeks ended March 5, 2013 and March 6, 2012
(unaudited)

	40 weeks ended
	March 5, 2013	March 6, 2012
Cash flows provided by (used in) operating activities:
Net earnings	$4,548,521	$3,326,543
Less: loss from discontinued operations	(157,705)	(907,527)
Earnings from continuing operations	4,706,226	4,234,070
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	7,935,612	7,848,728
Loss (Gain) on disposition of assets, including abandonment losses	54,819	(92,914)
Impairment of long-lived assets	70,500	327,734
Stock-based compensation expense	415,139	817,811
Net periodic pension cost	2,497,510	1,757,865
Contributions to pension plans	(1,544,000)	(1,250,000)
	14,135,806	13,643,294
Changes in assets and liabilities:
Trade and other receivables	170,715	(101,732)
Inventories	(941,154)	(1,218,227)
Prepaid expenses, sundry deposits and other	(521,176)	142,500
Other assets	2,594	(58,536)
Prepaid, accrued and deferred income taxes	1,343,864	922,926
Excess tax benefit from stock options exercised	(364,165)	(3,800)
Accounts payable	1,130,694	911,560
Accrued expenses	217,569	(229,982)
Self insured obligations	(342,502)	483,471
Deferred compensation and other liabilities	255,639	192,559
	952,078	1,040,739
Net cash provided by continuing operations	15,087,884	14,684,033
Net cash (used in) provided by discontinued operations	(650,921)	6,347,256
Net cash provided by operating activities	14,436,963	21,031,289
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(8,054,420)	(8,714,231)
Proceeds from disposition of property	2,481,720	1,592,413
Change in restricted cash	3,492,803	—
Change in other assets	(289,105)	(107,997)
Net cash used in continuing investing activities	(2,369,002)	(7,229,815)
Net cash used in discontinued investing activities	—	(2,625,888)
Net cash used in investing activities	(2,369,002)	(9,855,703)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	—	2,000,000
Payment of long-term debt and capital lease obligations	(5,698,816)	(7,616,284)
Cash dividends paid	(2,408,313)	(2,317,988)
Special cash dividend paid	(47,962,754)	—
Proceeds from stock options exercised	7,467,463	110,811
Excess tax benefit from stock options exercised	364,165	3,800
Treasury shares acquired	(6,826,858)	(640,140)
Treasury shares re-issued	12,393	30,133
Employee stock purchase plan	32,741	7,978
Net cash used in financing activities	(55,019,979)	(8,421,690)

The accompanying notes are an integral part of the consolidated financial statements.

Net (decrease) increase in cash and equivalents	(42,952,018)	2,753,896
Cash and equivalents at beginning of year	45,962,546	2,315,948
Cash and equivalents at end of quarter	$3,010,528	$5,069,844

Supplemental disclosures:
Interest paid	$841,275	$1,254,475
Income taxes paid	948,306	576,095
Lease transactions capitalized (non-cash)	781,128	—

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

NOTE A - ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Description of the Business
Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.”All 95 Frisch's Big Boy restaurants operated by the Company as of March 5, 2013 are located in various regions of Ohio, Kentucky and Indiana. The Company owns the trademark “Frisch’s” and has exclusive, irrevocable ownership of the rights to the “Big Boy” trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. All of the Frisch’s Big Boy restaurants also offer “drive-thru” service. The Company also licenses 25 Frisch's Big Boy restaurants to other operators, which are located in certain parts of Ohio, Kentucky and Indiana. In addition, the Company operates a commissary and food manufacturing plant near its headquarters in Cincinnati, Ohio that services all Frisch's Big Boy restaurants operated by the Company, and is available to supply restaurants licensed to others.
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
Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these interim Consolidated Financial Statements include all adjustments (all of which were normal and recurring) necessary for a fair presentation of the Company's: Consolidated Balance Sheet as of March 5, 2013; Consolidated Statement of Earnings for the 40 weeks ended March 5, 2013 and the 40 weeks ended March 6, 2012, the 12 weeks ended March 5, 2013 (Third Quarter Fiscal 2013) and the 12 weeks ended March 6, 2012 (Third Quarter Fiscal 2012); and Consolidated Statement of Cash Flows for the 40 weeks ended March 5, 2013 and the 40 weeks ended March 6, 2012.
Reclassifications
Certain amounts reported in prior years have been reclassified to conform to the current year presentation.
At the beginning of Fiscal Year 2012 (defined below), the Company operated a second business segment, which consisted of 35 Golden Corral restaurants (Golden Corral) that were licensed to the Company by Golden Corral Corporation (GCC). Six of the Golden Corrals were closed in August 2011 due to under performance. In May 2012, the remaining 29 Golden Corrals were sold to GCC. Results of Golden Corral for the 40 weeks ended March 6, 2012 and the 12 weeks ended March 6, 2012 (Third Quarter Fiscal 2012) are presented as discontinued operations (see NOTE B - DISCONTINUED OPERATIONS).
Fiscal Year
The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. The first quarter of each fiscal year contains 16 weeks. Each of the last three quarters normally contains 12 weeks. As it becomes necessary every fifth or sixth year, an additional week is added to the fiscal calendar, which results in a 53 week year that contains a 13 week fourth quarter. The current fiscal year will end on Tuesday, May 28, 2013 (Fiscal Year 2013), a period of 52 weeks. The year that ended May 29, 2012 (Fiscal Year 2012) was also a 52 week year.
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

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

NOTE A — ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

self-insurance liabilities, net periodic pension cost and future pension obligations, income taxes and the carrying values of long-lived assets.
Impairment of Long-Lived Assets
Non-cash pretax impairment charges totaling $70,000 were recorded during the 40 weeks ended March 5, 2013 (all in the First Quarter) to lower previous estimates of the fair values of two former Frisch's Big Boy restaurants. One of the two impaired restaurant properties ($47,000 of the $70,000 total impairment charge) was sold for its approximate fair value in October 2012 (in the Second Quarter).
The remaining portion of the charge for impairment of long-lived assets ($23,000) that was recorded in the First Quarter Fiscal 2013 was for the other former Frisch's Big Boy restaurant described above, which was based on a sales contract that was accepted in August 2012 that was subsequently withdrawn by the purchaser. It was recorded as an observable input (Level 2 under the fair value hierarchy), which is summarized below:

	Fair Value Measurements Using
	(in thousands)
40 weeks ended March 5, 2013	Level 1	Level 2	Level 3	Gains (Losses)

One former Frisch's Big Boy restaurant	$—	$259	$—	$(23)
Impairment losses from continuing operations totaling $328,000 were recorded during the 40 weeks ended March 6, 2012 and the 12 weeks ended March 6, 2012 (Fiscal Year 2012) (also see NOTE B - DISCONTINUED OPERATIONS). The $328,000 was the aggregate impairment charge of two former Frisch's Big Boy restaurants, both of which continue to be held for sale as of March 5, 2013.

Property Held for Sale
Surplus property that is no longer needed by the Company and for which the Company is committed to a plan to sell the property is classified as “Property held for sale” in the Consolidated Balance Sheet. As of March 5, 2013, “Property held for sale” consisted of two former Frisch's Big Boy restaurants ($541,000), three former Golden Corral restaurants ($3,055,000) and eight other surplus pieces of land ($2,204,000). All of the surplus property is stated at the lower of its cost or fair value, less cost to sell. The stated value of any property for which a viable sales contract is pending at the balance sheet date - zero at March 5, 2013 - is reclassified to current assets.
Goodwill and Other Intangible Assets

An analysis of Goodwill and Other Intangible Assets follows:

	March 5, 2013	May 29, 2012
	(in thousands)
Goodwill	$741	$741
Other intangible assets not subject to amortization	22	22
Other intangible assets subject to amortization - net	13	14
Total goodwill and other intangible assets	$776	$777
New Store Opening Costs
New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged as incurred to “Other operating costs” in the Consolidated Statement of Earnings. New store opening costs for the 40 week periods ended March 5, 2013 and March 6, 2012 were $461,000 and $398,000 respectively. New store opening costs for the 12 week periods ended March 5, 2013 (Third Quarter Fiscal 2013) and March 6, 2012 (Third Quarter Fiscal 2012) were $184,000 and zero respectively.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

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
The mutual funds and the corresponding liability to FESP participants were increased $289,000 (due to market gains) during the 40 week period ended March 5, 2013, and were decreased $54,000 (due to market losses) during the 40 week period ended March 6, 2012. The mutual funds and the corresponding liability to participants were increased $131,000 (due to market gains) during the 12 weeks ended March 5, 2013 (Third Quarter Fiscal 2013) and were increased $231,000 (due to market gains) during the 12 weeks ended March 6, 2012 (Third Quarter Fiscal 2012). All of these changes were effected through offsetting investment income or loss and charges (market gains) or credits (market losses) to deferred compensation expense, which is included within administrative and advertising expense in the Consolidated Statement of Earnings.
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

40 weeks ended		12 weeks ended
March 5, 2013	March 6, 2012	March 5, 2013	March 6, 2012
	(in thousands)
$200	$(224)	$69	$(191)

Income Taxes
The effective tax rate was 31.2 percent for the 40 weeks ended March 5, 2013 and 26.2 percent for the 12 weeks ended March 5, 2013 (Third Quarter Fiscal 2013). The rate was approximately 20 percent for the 40 weeks ended March 6, 2012 and 15 percent for the 12 weeks ended March 6, 2012 (Third Quarter Fiscal 2012). This year's higher rates are primarily due to changes in tax credits. In addition, a valuation allowance (VA) was placed on certain state deferred taxes amounting to $81,000 in the Second Quarter Fiscal 2013. Excluding the VA, the estimated annual effective tax rate was lowered from 32 percent to 30 percent for the 40 weeks ended March 5, 2013, which had the effect of lowering the effective tax rate to 26.2 percent for the 12 weeks ended March 5, 2013 (Third Quarter Fiscal 2013).
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

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

NOTE A — ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 was issued to amend Accounting Standards Codification Topic 220, “Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the presentation must show each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, which had been the Company’s historical presentation. The amendment did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.
ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” was issued in December 2011 to defer the effective date of the guidance in ASU 2011-05 relating to the presentation of reclassification adjustments. All other requirements of ASU 2011-05 were not affected by the issuance of ASU 2011-12, including the requirement to report income either in a single continuous financial statement or in two separate but consecutive financial statements, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-05 on May 30, 2012 (the first day of the fiscal year that will end May 28, 2013). See the Consolidated Statement of Comprehensive Income that immediately follows the Consolidated Statement of Earnings in the Consolidated Financial Statements.
ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" was issued in February 2013 to amend Accounting Standards Codification Topic 220, "Comprehensive Income". The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments require information to be provided about the amounts reclassified out of other comprehensive income by component. Entities are also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under US GAAP that provide additional details about those amounts.
ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Management will adopt the provisions of ASU 2013-02 on May 29, 2013 (the first day of the fiscal year that will end June 3, 2014) and will begin reporting the information required by the new pronouncement for the interim period that will end on September 17, 2013.
Management reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

NOTE B - DISCONTINUED OPERATIONS

On May 16, 2012, the Company closed on the sale of its Golden Corral restaurant operations to Golden Corral Corporation, from which the Company had previously been granted licenses to operate the 29 restaurants that comprised the assets that were sold in the transaction. A pretax loss on the sale of $5,590,000 was recorded in Fiscal Year 2012.

The Company had previously closed six under performing Golden Corral restaurants in August 2011. As a result, a non-cash pretax asset impairment charge (with related closing costs) of $4,094,000 was recorded during the 40 weeks ended March 6, 2012, $4,000,000 of which was recorded in the First Quarter Fiscal 2012 to lower the carrying values of the six restaurant properties (all owned in fee simple title) to their estimated fair values, which in the aggregate amounted to approximately $6,909,000. The total impairment charge included $69,000 for impaired intangible assets and $180,000 for certain other costs.

During the 12 weeks ended March 6, 2012 (Third Quarter Fiscal 2012), one of the former Golden Corral restaurants was sold for its approximate fair value in December 2011 and an additional impairment charge of $94,000 was recorded to further lower the fair value of one of the five remaining former Golden Corral restaurants, based on a sales contract that was accepted for less than its original estimated fair value.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

The impairments of long lived assets for the five remaining Golden Corral properties as of March 6, 2012 are summarized in the table below, with four of the properties recorded as significant unobservable inputs (level 3 under the fair value hierarchy) and the fifth one (based on the accepted sales contract described above) recorded as an observable input (level 2 under the fair value hierarchy):

	Fair Value Measurements Using
	(in thousands)
40 weeks ended March 6, 2012	Level 1	Level 2	Level 3	Gains (Losses)

Five former Golden Corral restaurants	$—	$1,081	$4,559	$(3,315)

Additional non-cash pretax impairment charges of $294,000 were subsequently recorded during the Fourth Quarter Fiscal 2012 to reflect revised opinions of value from real estate brokers.

Results of Golden Corral for the 40 and 12 weeks ended March 6, 2012 are presented as discontinued operations in the Consolidated Financial Statements. Income tax expense presented in discontinued operations in the 40 weeks ended the March 5, 2013 represents adjustments to tax related balance sheet accounts recorded in the First Quarter Fiscal 2013.

	40 weeks ended		12 weeks ended
	March 5, 2013	March 6, 2012	March 5, 2013	March 6, 2012
	(in thousands)
Sales	$—	$73,293	$—	$22,122

Food and paper	—	28,098	—	8,485
Payroll and related	—	21,170	—	6,247
Other operating costs	—	19,058	—	5,334
	—	68,326	—	20,066

Gross profit	—	4,967	—	2,056

Administrative and advertising	—	2,393	—	808
Loss on sale of assets	—	13	—	13
Impairment of long-lived assets	—	4,094	—	94

(Loss) earnings from discontinued operations before income taxes	—	(1,533)	—	1,141

Income tax expense (benefit)	158	(625)	—	44

(Loss) earnings from discontinued operations, net of tax	$(158)	$(908)	$—	$1,097

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

Assets and liabilities related to discontinued operations consisted of:

	March 5, 2013	May 29, 2012
	(in thousands)
Assets
Cash and equivalents	$—	$—
Trade and other receivables	—	190
Inventories	—	—
Prepaid expenses and sundry deposits	—	—
Prepaid and deferred income taxes	—	—
Total current assets	—	190

Net property and equipment	—	—
Other intangible assets	—	—
Assets of discontinued operations	$—	$190

Liabilities
Accounts payable	$—	$47
Accrued expenses	—	636
Total current liabilities	—	683

Deferred other	—	—
Deferred income taxes	—	—
Liabilities of discontinued operations	$—	$683

In addition, three of the six Golden Corral restaurants that closed in August 2011 had yet to be sold as of March 5, 2013. The aggregate fair value of the three restaurants ($3,055,000) is carried in the Consolidated Balance Sheet as "Property held for sale" as of March 5, 2013 (four restaurants - $4,136,000 at May 29, 2012). (See "Property Held for Sale" in NOTE A - ACCOUNTING POLICIES AND BASIS OF PRESENTATION.)

NOTE C — LONG-TERM DEBT

	March 5, 2013		May 29, 2012
	Payable within one year	Payable after one year	Payable within one year	Payable after one year
	(in thousands)
Construction Loan —
Construction Phase	$—	$—	$—	$—
Term Loans	4,287	9,689	5,423	13,241
Revolving Loan	—	—	—	—
Stock Repurchase Loan	136	649	132	762
2009 Term Loan	706	—	1,038	443
	$5,129	$10,338	$6,593	$14,446

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

NOTE C — LONG-TERM DEBT (CONTINUED)

The portion payable after one year matures as follows:

	March 5, 2013	May 29, 2012
	(in thousands)
Annual period ending in 2014	$—	$4,846
2015	3,843	3,652
2016	2,948	2,721
2017	1,701	1,654
2018	1,335	1,235
2019	511	338
Subsequent to 2019	—	—
	$10,338	$14,446
The Company has four unsecured loans in place, all with the same lending institution. The Second Amended and Restated Loan Agreement (2012 Loan Agreement), under which the Company may not assume or permit to exist any other indebtedness, governs the four loans. The 2012 Loan Agreement (effective April 10, 2012) amended and restated the prior loan agreement (2010 Loan Agreement). The 2012 Loan Agreement renewed credit facilities for the Construction Loan and the Revolving Loan, permitting additional borrowing through October 15, 2013. The 2012 Loan Agreement did not renew borrowing capacity under the Stock Repurchase Loan, but it continues to govern the prior amount borrowed to finance stock that was repurchased, as well as a separate 2009 Term Loan. Management expects to encounter no difficulties in extending the 2012 Loan Agreement before its scheduled expiration in October 2013.
Construction Loan
The Construction Loan is an unsecured draw credit line intended to finance construction and opening and/or the refurbishing of restaurant operations. The 2012 Loan Agreement made $15,000,000 available to be borrowed for its intended purpose when it went into effect in April 2012. No funds have been borrowed since the 2012 Loan Agreement went into effect.
As of March 5, 2013, the aggregate outstanding balance under the Construction Loan was $13,976,000, which consisted entirely of Term Loans; no balance was in the Construction Phase awaiting conversion. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 4.78 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $423,000, expiring in various periods ranging from January 2013 through February 2019.
Any outstanding amount in the Construction Phase that has not been converted into a Term Loan shall mature and be payable in full on October 15, 2013, unless the 2012 Loan Agreement is renewed sooner.
Revolving Loan
The Revolving Loan provides an unsecured credit line that allows for borrowing of up to $5,000,000 to fund temporary working capital needs. Amounts repaid may be re-borrowed so long as the amount outstanding does not exceed $5,000,000 at any time. The Revolving Loan, none of which was outstanding as of March 5, 2013, will mature and be payable in full on October 15, 2013, unless the 2012 Loan Agreement is renewed sooner. It is subject to a 30 consecutive day out-of-debt period each fiscal year.
Stock Repurchase Loan
The unsecured Stock Repurchase Loan originated in July 2011 when $1,000,000 that had been borrowed earlier (to finance repurchases of the Company's stock) was converted to a Term Loan. The Stock Repurchase Loan, the outstanding balance of which was $785,000 as of March 5, 2013, requires 84 equal installments of $13,000 including principal and interest at a fixed 3.56 percent interest rate, which matures in July 2018.
2009 Term Loan
The unsecured 2009 Term Loan originated in September 2009 when $4,000,000 was borrowed to fund the acquisition of five Frisch's Big Boy restaurants from the landlord of the facilities. The 2009 Term Loan, the outstanding balance of which was $706,000

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

NOTE C — LONG-TERM DEBT (CONTINUED)

as of March 5, 2013, requires 48 monthly installments of $89,000 including principal and interest at a fixed 3.47% percent interest rate. The final payment of the loan is due October 21, 2013.
Loan Covenants
The 2012 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of March 5, 2013. Compensating balances are not required under the terms of the 2012 Loan Agreement.
Fair Values
The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at March 5, 2013 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
	(in thousands)
Term Loans under the Construction Loan	$13,976	$14,533

NOTE D - ACCRUED EXPENSES

Accrued expenses in the Consolidated Balance Sheet consisted of the following:

	March 5, 2013	May 29, 2012
	(in thousands)
Salaries, wages and related expenses	$5,582	$4,976
Accrued property taxes	1,499	1,787
Other accrued expenses	487	579
Total accrued expenses	$7,568	$7,342

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
Third Quarter Fiscal 2013, Ended March 5, 2013

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
Unrestricted Stock Awards under the 2003 Plan
On June 13, 2012, the Committee granted unrestricted stock awards to the executive officers (excluding the CEO) and other key employees. Pursuant to the awards, 4,850 shares of the Company's common stock were re-issued from the Company's treasury. The total value of the awards amounted to $127,000, for which the Company recorded a pretax charge against administrative and advertising expense in the Consolidated Statement of Earnings during the 40 week period ended March 5, 2013 (during the First Quarter Fiscal 2013). In connection with the awards, 1,349 shares were immediately surrendered to the Company's treasury to cover the withholding tax obligation on the compensation.
On June 15, 2011, the Committee granted an unrestricted stock award to the CEO. Pursuant to the award, 17,364 shares of the Company’s common stock were re-issued to the CEO from the Company’s treasury. The total value of the award amounted to $371,000, for which the Company recorded a pretax charge against administrative and advertising expense in the Consolidated Statement of Earnings during the 40 week period ended March 6, 2012 (during the First Quarter Fiscal 2012). In connection with the award, the CEO immediately surrendered 7,998 shares to the Company’s treasury to cover the withholding tax obligation on the compensation. Also on June 15, 2011, an option to purchase 40,000 shares of the Company’s common stock that belonged to the CEO was terminated. The option was originally granted to the CEO on July 11, 2001 at a strike price of $13.70 per share.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

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
Stock Option Awards under the 2003 Plan
As of March 5, 2013, options to purchase 333,250 shares had been cumulatively granted under the Plan. No stock options were awarded during the 40 week period ended March 5, 2013. There were 68,169 options outstanding as of March 5, 2013.

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
Options to purchase 556,228 shares were cumulatively granted under the 1993 Plan before granting authority expired on October 4, 2008. As of March 5, 2013, 7,834 shares granted remained outstanding. All outstanding options under the 1993 Plan were granted at fair market value and expire 10 years from the date of grant. Final expirations will occur in June 2014.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

NOTE E — SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

Outstanding and Exercisable Options
The changes in outstanding and exercisable options under both the 1993 Plan and the 2003 Plan are shown below as of March 5, 2013:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	399,586	$23.96
Granted	—	$—
Exercised	(320,417)	$23.31
Forfeited or expired	(3,166)	$22.94
Outstanding at end of quarter	76,003	$18.25	4.41	years	$211
Exercisable at end of quarter	67,834	$19.11	4.07	years	$143

The intrinsic value of stock options exercised during the 40 weeks ended March 5, 2013 and March 6, 2012 was $2,779,000 and $18,000, respectively. Options exercised during the 40 weeks ended March 5, 2013 included 136,000 by the CEO, the intrinsic value of which amounted to $1,278,000. Excess tax benefits of $364,000 were recorded in additional paid in capital from the exercise of stock options during the 40 weeks ended March 5, 2013. All shares exercised during the 40 weeks ended March 5, 2013 were re-issued from the Company's treasury.
Stock options outstanding and exercisable as of March 5, 2013 for the 1993 Plan and the 2003 Plan are shown below:

Range of Exercise Prices per Share	No. of shares	Weighted average price per share	Weighted average remaining life in years
Outstanding:
$10.05 to $15.90	27,669	$13.19	4.45
$15.91 to $24.20	41,500	$19.66	4.91
$24.21 to $30.13	6,834	$30.13	1.25
$10.05 to $30.13	76,003	$18.25	4.41
Exercisable:
$10.05 to $15.90	19,500	$14.08	3.28
$15.91 to $24.20	41,500	$19.66	4.91
$24.21 to $30.13	6,834	$30.13	1.25
$10.05 to $30.13	67,834	$19.11	4.07
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
Restricted Stock Awards
The changes in restricted stock awards are shown below as of March 5, 2013:

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

NOTE E — SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

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

Frisch’s Executive Savings Plan
Common shares totaling 58,492 (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in NOTE A - ACCOUNTING POLICIES AND BASIS OF PRESENTATION) when it was established in 1993. As of March 5, 2013, 38,553 shares remained in the FESP reserve, including 20,582 shares allocated but not issued to participants.
Other Outstanding Options, Warrants or Rights
There are no other outstanding options, warrants or rights.
Treasury Stock
On July 25, 2012, the Board of Directors authorized the Company to purchase over a three year period, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock representing approximately 9 percent of the Company's total outstanding shares. During the 40 week period ended March 5, 2013 (all in the First Quarter Fiscal 2013), the Company acquired 212,929 shares under the program at a cost of $6,708,000, which includes 32,000 shares that were beneficially owned by the Chief Executive Officer and 180,929 shares re-acquired in connection with the exercise of "cashless" stock options that normally settle through a broker on the open market.
Separate from the repurchase program, the Company’s treasury acquired 5,227 (zero in the 12 weeks ended March 5, 2013 ) shares of its common stock during the 40 week period ended March 5, 2013 at a cost of $119,000 (zero in the 12 weeks ended March 5, 2013) to cover the withholding tax obligations in connection with restricted and unrestricted stock awards.
Dividends
Regular quarterly cash dividends paid to shareholders during the 40 week period ended March 5, 2013 amounted to $2,408,000 or $0.48 per share. In addition, a $0.16 per share dividend was declared on March 13, 2013. Its payment of approximately $810,000 on April 10, 2013 (not included in accounts payable at March 5, 2013) was the 209th consecutive quarterly cash dividend (a period of 52 years) paid by the Company.
On July 25, 2012, the Board of Directors declared a special one-time cash dividend of $9.50 per share. The total for the special dividend that was paid on September 14, 2012 amounted to $47,963,000, which was based on 5,048,711 shares outstanding on August 31, 2012.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

NOTE E — SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

Earnings Per Share
Basic earnings per share (EPS) calculations are based on the weighted average number of outstanding common shares during the period presented. Diluted EPS includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Used to Calculate Basic EPS	Stock equivalents	Used to Calculate Diluted EPS
	Weighted average shares outstanding		Weighted average shares outstanding
40 weeks ended
March 5, 2013	5,021,517	17,832	5,039,349
March 6, 2012	4,932,817	8,683	4,941,500

12 weeks ended
March 5, 2013	5,062,455	10,092	5,072,547
March 6, 2012	4,936,699	11,476	4,948,175

Excluded from the calculations above (because the effect was anti-dilutive), were stock options to purchase 8,000 shares during the 40 week period ended March 5, 2013 and 246,000 during the 40 week period ended March 6, 2012. Stock options to purchase 36,000 shares during the 12 week period ended March 5, 2013 and 246,000 the 12 weeks ended March 6, 2012 were also excluded from the calculations above because the effect was anti-dilutive.
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

	40 weeks ended		12 weeks ended
	March 5, 2013	March 6, 2012	March 5, 2013	March 6, 2012

Stock options granted	$42	$120	$14	$30
Restricted stock issued	246	327	74	103
Unrestricted stock issued	127	371	—	—
Share-based compensation cost, pretax	415	818	88	133
Tax benefit	(141)	(278)	(30)	(45)
Share-based compensation cost, net of tax	$274	$540	$58	$88
Effect on basic earnings per share	$0.05	$0.11	$0.01	$0.02
Effect on diluted earnings per share	$0.05	$0.11	$0.01	$0.02
As of March 5, 2013, there was $13,000 of total unrecognized pretax compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.25 years. Unrecognized pretax compensation cost related to restricted stock awards amounted to $198,000 as of March 5, 2013, which is expected to be recognized over a weighted average period of 0.62 years.
Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (described elsewhere in NOTE E — SHAREHOLDERS' EQUITY/ CAPITAL STOCK). Compensation costs related to the Employee Stock Purchase Plan are determined at the end of each semi-annual offering period – October 31 and April 30, which amounted to $122,000 and $24,000 respectively, during the 40 week periods ended March 5, 2013 and March 6, 2012.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

NOTE F — PENSION PLANS

The Company has historically sponsored two qualified defined benefit pension plans (DB Plans) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). A merger of the DB Plans was completed on May 29, 2012. Net periodic pension cost for the retirement plans is shown in the table that follows:

	40 weeks ended		12 weeks ended
Net periodic pension cost components	March 5, 2013	March 6, 2012	March 5, 2013	March 6, 2012
	(in thousands)
Service cost	$1,387	$1,478	$416	$444
Interest cost	1,334	1,441	400	432
Expected return on plan assets	(1,535)	(1,589)	(460)	(477)
Amortization of prior service (credit) cost	(6)	1	(2)	—
Recognized net actuarial loss	1,317	673	395	202
Settlement loss	—	115	—	35
Net periodic pension cost (a)	$2,497	$2,119	$749	$636

(a) Amount for Golden Corral included in discontinued operations	—	$361	—	$111

Weighted average discount rate	4.25%	5.25%	4.25%	5.25%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted average expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	7.50%
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
The minimum required contribution to the merged DB Plan for the plan year ending May 31, 2013 is $1,776,000. The Company currently anticipates contributing up to $2,394,000 over the course of fiscal year 2013, including $1,544,000 that was contributed during 40 weeks ended March 5, 2013. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon retirement of the participants. No lump sums were paid from the SERP during the 40 weeks ended March 5, 2013.

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
A Non Deferred Cash Balance Plan (NDCBP) has been in place since 2000. The NDCBP provides comparable retirement type benefits to the HCE’s in lieu of future accruals under the DB Plan and the SERP. The comparable benefit amount is determined each year and converted to a lump sum (reported as W-2 compensation) from which taxes are withheld and the net amount is

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

NOTE F — PENSION PLANS (CONTINUED)

deposited into the HCE’s individual trust account. Compensation expense (not included in the net periodic pension cost described above) relating to the NDCBP is equal to amounts contributed, or expected to be contributed, to the trusts established for the benefits of certain HCE's - $574,000 and $543,000 respectively, for the 40 weeks ended March 5, 2013 and March 6, 2012, and was $209,000 and $266,000 respectively, for the 12 weeks ended March 5, 2013 and March 6, 2012. No NDCBP expense was associated with Golden Corral in the prior year. The total NDCBP expense as described above also includes accruals for additional required contributions that are due when the present value of lost benefits under the DB Plan and the SERP exceeds the value of the assets in the HCE's trust accounts when a participating HCE retires or is otherwise separated from service with the Company.
In addition, the incentive compensation provisions of the President and Chief Executive Officer's (CEO) employment agreement calls for additional annual contributions to be made to the trust established for the benefit of the CEO under the NDCBP when certain levels of annual pretax earnings are achieved.
The Company sponsors two 401(k) defined contribution plans. In the 40 week periods ended March 5, 2013 and March 6, 2012, matching contributions to the 401(k) plans amounted to $192,000 and $221,000 (including $35,000 for Golden Corral reported in discontinued operations) respectively, and were $59,000 and $68,000 (including $11,000 for Golden Corral reported in discontinued operations) respectively, in the 12 week periods ended March 5, 2013 and March 6, 2012.
A non-qualified Executive Savings Plan (FESP) is in place for certain HCE’s who have been disqualified from participation in the 401(k) plans (see Benefit Plans in NOTE A - ACCOUNTING POLICIES AND BASIS OF PRESENTATION). In the 40 weeks ended March 5, 2013 and March 6, 2012, matching contributions to FESP were $25,000 and $26,000 respectively, and were $7,000 and $7,000 respectively, during the 12 week periods ended March 5, 2013 and March 6, 2012.
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
On September 18, 2012, a former employee (plaintiff) filed a collective action under the Fair Labor Standards Act and class action under the Ohio Minimum Fair Wage Standards Act for allegations of off-the-clock work, unpaid overtime, and minimum wage violations as a result of alleged improper application of the Tip Credit. As part of the collective action, the plaintiff seeks recovery for all individuals who worked as a server at any Frisch's Big Boy restaurant operated by the Company during the three year period, September 18, 2009 through September 18, 2012. The class action is limited to servers who worked for the Company at Frisch's Big Boy restaurants located in Ohio during the last three years. On December 4, 2012, the Company filed a motion to dismiss and compel arbitration, which motion was granted on April 10, 2013. The Company intends to continue defending the matter vigorously, including efforts to pursue a class or collective action in arbitration.
Other Contingencies
The Company self-insures a significant portion of expected losses under its workers’ compensation program in the state of Ohio. Insurance coverage is purchased from an insurance company for individual claims that may exceed $300,000 (see Self Insurance in NOTE A - ACCOUNTING POLICIES AND BASIS OF PRESENTATION). Insurance coverage is maintained for various levels of casualty and general and product liability.
Outstanding letters of credit maintained by the Company totaled $100,000 as of March 5, 2013.
As of March 5, 2013, the Company operated 15 restaurants on non-owned properties, including one lease that provides for contingent rental payments based on a percentage of the leased restaurant’s sales that exceed a fixed amount.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurant operations are situated. The seven restaurant operations were sold to Golden Corral Corporation (GCC) in May 2012 (See NOTE B - DISCONTINUED OPERATIONS), at which time the seven operating leases were simultaneously assigned to GCC, with the Company contingently liable in the event of default by GCC. The amount remaining

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2013, Ended March 5, 2013

NOTE G — LITIGATION AND CONTINGENCIES (CONTINUED)

under contingent lease obligations totaled $7,071,000 as of March 5, 2013, for which the aggregate average annual lease payments approximate $650,000 in each of the next five years. The Company is also contingently liable for the performance of a certain ground lease that was assigned to a third party in 2000; the annual obligation of the lease approximates $48,000 through 2020.
Since there is no reason to believe that either of these third party assignees are likely to default, no provision has been made in the Consolidated Financial Statements for amounts that would be payable by the Company. In addition, the Company generally has the right to re-assign the leases in the event of the third party’s default.
NOTE H — RELATED PARTY TRANSACTIONS

In a private transaction that occurred on August 30, 2012, the Company's treasury repurchased a total of 32,000 shares of the Company's common stock that were beneficially owned by the Chief Executive Officer (Craig F. Maier) either as the Trustee of four separate Trusts or in his capacity as the Executor of the Estate of Blanche F. Maier. The total cost of the 32,000 shares amounted to $1,034,000 ($759,000 was paid to the four Trusts for 23,500 shares and $275,000 was paid to the Estate for 8,500 shares).

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
CORPORATE OVERVIEW
Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name "Frisch's Big Boy." As of March 5, 2013, 95 Frisch's Big Boy restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana. The Company also licenses 25 Frisch's Big Boy restaurants to other operators who pay franchise and other fees to the Company.
The Company’s Third Quarter of Fiscal 2013 consists of the 12 weeks ended March 5, 2013. It compares with the 12 weeks ended March 6, 2012, which constituted the Third Quarter of Fiscal 2012. The First Three Quarters of Fiscal 2013 consists of the 40 week period that ended March 5, 2013. It compares with the 40 week period that ended March 6, 2012, which constituted the First Three Quarters of Fiscal 2012. The 12 week third quarter of each fiscal year is usually a disproportionately smaller share (than other quarters) of annual revenue and net earnings because it spans most of the winter season from mid-December through early March. References to Fiscal Year 2013 refer to the 52 week year that will end on May 28, 2013. References to Fiscal Year 2012 refer to the 52 week year that ended May 29, 2012.
At the beginning of Fiscal Year 2012, the Company operated a second business segment, which consisted of 35 grill buffet style "Golden Corral" restaurants, which had been licensed to the Company by Golden Corral Corporation (GCC). The Company closed six of the Golden Corral restaurants in August 2011 due to issues with under performance, which resulted in a non-cash pretax charge of $4,000,000 for impairment of long-lived assets that was recorded in the First Quarter of Fiscal 2012. Additional non-cash pretax impairment charges associated with the six restaurant closings in August 2011 were subsequently recorded during Fiscal Year 2012: a) $94,000 in the Third Quarter of Fiscal 2012 (based on a contract that was accepted on one of the properties that was for less than the original estimate of its fair value) and b) $294,000 was recorded in the Fourth Quarter of Fiscal 2012 to reflect revised opinions of value on the remaining properties, which had been received from real estate brokers.
In May 2012, the remaining 29 Golden Corrals were sold to GCC. Results for the Golden Corral segment for the Third Quarter and First Three Quarters of Fiscal 2012 are presented as discontinued operations.
The following table recaps the earnings or loss components of the Company's Consolidated Statements of Earnings.

	Third Quarter		First Three Quarters
	2013	2012	2013	2012
	(in thousands, except per share data)		(in thousands, except per share data)
Earnings from continuing operations before income taxes	$2,369	$2,028	$6,839	$5,314
Earnings from continuing operations	$1,748	$1,715	$4,706	$4,234
Diluted EPS from continuing operations	$0.34	$0.35	$0.93	$0.86
Earnings (loss) from discontinued operations, net of tax	$—	$1,098	$(158)	$(908)
Diluted EPS (loss) from discontinued operations	$—	$0.22	$(0.03)	$(0.19)
Net earnings	$1,748	$2,813	$4,549	$3,327
Diluted net EPS	$0.34	$0.57	$0.90	$0.67

Weighted average diluted shares outstanding	5,073	4,948	5,039	4,942
Factors having a notable effect on earnings from continuing operations before income taxes when comparing the Third Quarter of Fiscal 2013 with the Third Quarter of Fiscal 2012:

•
Consolidated restaurant sales were $45,772,000 in the Third Quarter of Fiscal 2013 versus $46,285,000 in the Third Quarter of Fiscal 2012. The decrease is due to the effect of the permanent closure of certain restaurants and a same store sales decrease of 0.9 percent.

•	Gross profit was flat, increasing modestly by $26,000, or 0.5 percent, to $4,967,000 in the Third Quarter of Fiscal 2013 from $4,941,000 in the Third Quarter of Fiscal 2012.
As a percentage of sales:

-	Food and Paper Costs were 33.7 percent in both the Third Quarter of Fiscal 2013 and Third Quarter of Fiscal 2012.

-	Payroll and Related Costs were 35.6 percent in the Third Quarter of Fiscal 2013, down from 35.7 percent in the Third Quarter of Fiscal 2012.

-	Other Operating Costs were 19.9 percent in both the Third Quarter of Fiscal 2013 and the Third Quarter of Fiscal 2012.

•	The Third Quarter of Fiscal 2012 posted a gain of $191,000 on the sale of a former Frisch's Big Boy restaurant that had ceased operations in October 2011.

•
The Third Quarter of Fiscal 2012 posted an impairment of long-lived assets charge amounting to $328,000 that was for two former Frisch's Big Boy restaurants that have been held for sale for several years.

•	Reflecting a lower level of debt, interest expense was $209,000 in the Third Quarter of Fiscal 2013 versus $328,000 in the Third Quarter of Fiscal 2012.
Factors having a notable effect on earnings from continuing operations before income taxes when comparing the First Three Quarters of Fiscal 2013 with the First Three Quarters of Fiscal 2012:

•
Consolidated restaurant sales were $154,920,000 in the First Three Quarters of Fiscal 2013 versus $157,583,000 in the First Three Quarters of Fiscal 2012. The decrease is due to the effect of the permanent closure of certain restaurants and a same store sales decrease of 0.8 percent.

•	Gross profit increased $811,000, or 5.1 percent, to $16,735,000 in the First Three Quarters of Fiscal 2013 from $15,923,000 in the First Three Quarters of Fiscal 2012.
As a percentage of sales:

-	Food and Paper Costs were 33.5 percent in the First Three Quarters of Fiscal 2013, down from 33.8 percent in the First Three Quarters of Fiscal 2012.

-	Payroll and Related Costs were 35.1 percent in the First Three Quarters of Fiscal 2013, down from 35.4 percent in the First Three Quarters of Fiscal 2012.

-	Other Operating Costs were 20.6 percent in the First Three Quarters of Fiscal 2013, down from 20.7 percent in the First Three Quarters of Fiscal 2012.

•	Share based compensation costs were $415,000 in the First Three Quarters of Fiscal 2013 versus $818,000 in the First Three Quarters of Fiscal 2012.

•	The First Three Quarters of Fiscal 2012 posted a gain of $191,000 on the sale of a former Frisch's Big Boy restaurant that had ceased operations in October 2011.

•
The First Three Quarters of Fiscal 2013 posted an impairment of long-lived assets charge amounting to $70,000 that was to lower previous estimates of the fair values of two former Frisch's Big Boy restaurants. Included in the $70,000 impairment charge was $47,000 for a restaurant that closed in June 2012 that was sold in October 2012. The First Three Quarters of Fiscal 2012 posted an impairment of long-lived assets charge amounting to $328,000 for two former Frisch's Big Boy restaurants that have been held for sale for several years.

•	Interest expense was $759,000 in the First Three Quarters of Fiscal 2013 versus $1,136,000 in the First Three Quarters of Fiscal 2012.

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

	Third Quarter		First Three Quarters
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Frisch's Big Boy restaurants operated by the Company	$43,135	$43,715	$146,639	$149,322
Wholesale sales to licensees	2,104	2,089	7,214	7,232
Wholesale sales to groceries	533	481	1,067	1,029
Total sales	$45,772	$46,285	$154,920	$157,583
Frisch's Big Boy restaurant sales shown in the above table include a same store sales decrease of 0.9 percent in the Third Quarter of Fiscal 2013 (on a customer count decrease of 3.2 percent) and a decrease of 0.8 percent in the First Three Quarters of Fiscal 2013 (on a 3.2 percent decrease in customer counts). The same store sales comparisons include the effect of four separate menu price increases, implemented respectively in September 2011 (1.5 percent), February 2012 (1.2 percent), September 2012 (0.9 percent) and February 2013 (1.1 percent).
The Company operated 95 Frisch's Big Boy restaurants as of March 5, 2013. Four new Frisch's Big Boy restaurants have been opened and four have closed since the beginning of Fiscal 2012 (June 2011):

•	July 2011 — opened restaurant near Cincinnati, Ohio

•	October 2011 — opened restaurant in Highland Heights, Kentucky (Cincinnati market)

•	October 2011 — closed restaurant in Ft. Thomas, Kentucky (Cincinnati market)

•	December 2011 — closed restaurant in Columbus, Ohio

•	May 2012 — closed restaurant in Cincinnati, Ohio

•	May 2012 — closed restaurant in Elizabethtown, Kentucky (Louisville market)

•	August 2012 — opened restaurant near Cincinnati, Ohio

•	March 2013 — opened restaurant in Sidney, Ohio (Dayton market)
No Frisch's Big Boy restaurants are currently under construction.

Gross Profit
The determination of gross profit is shown with operating percentages in the following table. The table is intended to supplement the cost of sales discussion that follows. Cost of sales is comprised of food and paper costs, payroll and related costs, and other operating costs.

	Third Quarter		First Three Quarters
	2013	2012	2013	2012

Sales	100.0%	100.0%	100.0%	100.0%
Food and Paper	33.7%	33.7%	33.5%	33.8%
Payroll and Related	35.6%	35.7%	35.1%	35.4%
Other Operating Costs	19.9%	19.9%	20.6%	20.7%
Gross Profit	10.8%	10.7%	10.8%	10.1%
The cost of food began inching higher in the Third Quarter of Fiscal 2013, after experiencing a slight moderation through the first half of Fiscal 2013. Beef prices had moderated somewhat after hitting record high price levels in the early part of the summer of 2012, but are now on a track to continue rising during the first half of calendar year 2013. The food and paper costs shown (as a percentage of sales) in the above table are also aided by menu price increases.
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
The decrease in payroll and related costs shown (as a percentage of sales) in the above table was driven primarily by the combination of higher menu prices charged to customers and the continuation of reductions in scheduled labor hours. The labor hour reductions are commensurate with lower customer counts and are also initiated to offset mandated increases in the minimum wage:

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
Net periodic pension cost was $749,000 and $636,000 respectively, in the Third Quarter of Fiscal 2013 and the Third Quarter of Fiscal 2012 (pension cost in the Third Quarter of Fiscal 2012 included $111,000 charged to discontinued operations). Net periodic pension cost was $2,497,000 and $2,119,000 respectively, in the First Three Quarters of Fiscal 2013 and the First Three Quarters of Fiscal 2012 (pension cost in the First Three Quarters of Fiscal 2012 included $361,000 charged to discontinued operations). Net periodic pension cost for Fiscal Year 2013 is currently expected to be in the range of $3,200,000 to $3,300,000. Net periodic pension cost for Fiscal Year 2012 was $2,746,000 ($487,000 charged to discontinued operations). Most of the anticipated increase in net periodic pension costs for Fiscal Year 2013 is due to the reduction of 100 basis points in the discount rate. Approximately $135,000 is added to annualized net periodic pension cost for each decrement of 25 basis points in the discount rate.
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
Administrative and advertising expense decreased $53,000 in the Third Quarter of Fiscal 2013 and $221,000 in the First Three Quarters of Fiscal 2013 when compared with the comparable periods a year ago. Stock based compensation expense included in administrative and advertising expense was $88,000 during the Third Quarter of Fiscal 2013 versus $133,000 during the Third Quarter of Fiscal 2012. Stock based compensation was $415,000 in the First Three Quarters of Fiscal 2013 versus $818,000 in the First Three Quarters of Fiscal 2012. An unrestricted stock award in June 2011 to the Chief Executive Officer that amounted to $371,000 was included in stock based compensation expense in the First Three Quarters of Fiscal 2012 (see further discussion of stock based compensation expenses in the Financing Activities section of Liquidity and Capital Resources that appears elsewhere in this MD&A). Administrative and advertising expense in the First Three Quarters of Fiscal 2013 also includes higher charges for the cost of employee separations, offset by savings from a reduction in corporate work force.

Revenue from franchise fees is based upon sales volumes generated by Frisch's Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of March 5, 2013, 25 Frisch's Big Boy restaurants were licensed to other operators and were paying franchise fees to the Company. No licensed Frisch's Big Boy restaurants opened or closed during any of the periods presented in this MD&A. Other revenue also includes certain other fees earned from Frisch's Big Boy restaurants licensed to others along with minor amounts of rent and investment income.
Gains and losses from the sale of assets consist of transactions involving real property and sometimes may include restaurant equipment that is sold together with real property as a package when closed restaurants are sold. Gains and losses reported on this line do not include abandonment losses that routinely arise when certain equipment is replaced before it reaches the end of its expected life; abandonment losses are instead reported in other operating costs. The gain of $191,000 recorded in the Third Quarter of Fiscal 2012 was from the February 2012 sale of a former Frisch's Big Boy restaurant that had closed in October 2011.
Non-cash pretax impairment charges totaling $70,000 were recorded during the First Three Quarters of Fiscal 2013 (all in the First Quarter of Fiscal 2013) to lower previous estimates of the fair values of two former Frisch's Big Boy restaurants. The impairment charges were based on sales contracts that had been accepted by the Company. One of the two impaired former restaurants was sold for its approximate fair value in October 2012 (in the Second Quarter of Fiscal 2013) while the sales contract for the second former restaurant property was subsequently withdrawn. Impairment charges totaled $328,000 in the Third Quarter of Fiscal 2012, which were recorded to lower fair value of estimates of two former Frisch's Big Boy restaurants (based on revised broker quotes due to soft market conditions), both of which continue to be held for sale as of March 5, 2013.

Interest Expense
Interest expense decreased $119,000 and $377,000 respectively, in the Third Quarter of Fiscal 2013 and the First Three Quarters of Fiscal 2013 when compared with comparable periods a year ago. The decreases are mostly the result of lower debt levels than a year ago.
Income Tax Expense
Income tax expense as a percentage of pretax earnings was estimated at 26.2 percent for the Third Quarter Fiscal 2013 and 31.2 percent for the First Three Quarters of Fiscal 2013. The rate was approximately 15 percent in the Third Quarter of Fiscal 2012 and was approximately 20 percent for the First Three Quarters of Fiscal 2012. The higher rates in Fiscal Year 2013 are primarily due to changes in tax credits. In addition, a valuation allowance (VA) was placed on certain deferred state taxes amounting to $81,000 in the Second Quarter of Fiscal 2013. Excluding the VA, the estimated annual effective tax rate was lowered from 32 percent to 30 percent for the Three Quarters ended March 5, 2013, which had the effect of lowering the effective tax rate to 26.2 percent for the Third Quarter of Fiscal 2013.
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
DISCONTINUED OPERATIONS
At the beginning of Fiscal Year 2012, the Company operated a second business segment, which consisted of 35 Golden Corral restaurants (Golden Corral) that had been licensed to the Company by Golden Corral Corporation (GCC). Six of the Golden Corrals were closed in August 2011 (First Quarter of Fiscal 2012) due to issues with under performance, which resulted in a non-cash pretax asset impairment charge of $4,000,000. In May 2012, the remaining 29 Golden Corrals were sold to GCC. Results for Golden Corral for the Third Quarter and First Three Quarters of Fiscal 2012 are shown in the following table. Income tax expense as shown in the table in the First Three Quarters of Fiscal 2013 represents adjustments to tax related balance sheet accounts that were recorded during the First Quarter of Fiscal 2013.

	Third Quarter		First Three Quarters
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Sales	$—	$22,122	$—	$73,293

Food and paper	—	8,485	—	28,098
Payroll and related	—	6,247	—	21,170
Other operating costs	—	5,334	—	19,058
	—	20,066	—	68,326

Gross profit	—	2,056	—	4,967

Administrative and advertising	—	808	—	2,393
Loss on sale of assets	—	13	—	13
Impairment of long-lived assets	—	94	—	4,094

Earnings (loss) from discontinued operations before income tax	—	1,141	—	(1,533)

Income tax expense (benefit)	—	44	158	(625)

Earnings (loss) from discontinued operations, net of taxes	$—	$1,097	$(158)	$(908)

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
Aggregated Information about Contractual Obligations and Commercial Commitments as of March 5, 2013:

		Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$15,467	$5,129	$3,843	$2,948	$1,701	$1,335	$511
	Interest on Long-Term Debt (estimated)	1,315	604	367	198	99	41	6
	Rent due under Capital Lease Obligations	2,343	222	229	240	250	119	1,283
1	Rent due under Operating Leases	14,014	1,068	1,003	831	852	866	9,394
2	Purchase Obligations	10,129	9,724	339	66	—	—	—
3	Other Long-Term Obligations	454	236	218	—	—	—	—
	Total Contractual Cash Obligations	$43,722	$16,983	$5,999	$4,283	$2,902	$2,361	$11,194

1	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2
Primarily consists of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property, if any. Does not include agreements that can be canceled without penalty.

3	Deferred compensation liability (undiscounted).
The working capital deficit was $7,515,000 as of March 5, 2013. Working capital at May 29, 2012 was $37,753,000, which included $42,000,000 in commercial paper (see Sources of Funds elsewhere in the Liquidity and Capital Resources section of this MD&A).
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

Operating Activities
Net cash provided by continuing operations was $15,088,000 during the First Three Quarters of Fiscal 2013, which compares with $14,684,000 in the First Three Quarters of Fiscal 2012. Management measures cash flows from continuing operations by simply adding back certain non-cash expenses to earnings from continuing operations, which has the effect of excluding normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from quarter to quarter. These non-cash expenses include items such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of assets (if any), stock based compensation costs and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the Consolidated Statement of Cash Flows: $14,136,000 in the First Three Quarters of Fiscal 2013 and $13,643,000 in the First Three Quarters of Fiscal 2012.
Contributions to the defined benefit pension plan that is sponsored by the Company are currently projected to be $2,394,000 (minimum required contributions are approximately $1,776,000) in Fiscal Year 2013, $1,544,000 of which was contributed during the First Three Quarters of Fiscal 2013.
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
Investing Activities
Capital spending is the principal component of investing activities. Capital spending was $8,054,000 during the First Three Quarters of Fiscal 2013, a decrease of $660,000 from the First Three Quarters of Fiscal 2012. These capital expenditures typically consist of site acquisitions for expansion, new restaurant construction, plus on-going reinvestments in existing restaurants including remodeling jobs, routine equipment replacements and other maintenance capital outlays.
Proceeds from the disposition of property amounted to $2,482,000 during the First Three Quarters of Fiscal 2013, consisting of $2,439,000 in real property and $43,000 from transactions to sell used equipment and / or other operating assets. The proceeds from dispositions of real property was from the August 2012 sale of one of the six Golden Corral properties that had closed in August 2011, and from the October 2012 sale of a Frisch's Big Boy restaurant that had closed in May 2012.
Proceeds from the disposition of property amounted to $1,592,000 during the First Three Quarters of Fiscal 2012, consisting of $1,547,000 in real property and $45,000 from transactions to sell used equipment and / or other operating assets. The proceeds from disposition of real property was from the February 2012 sale of a former Frisch's Big Boy restaurant ($375,000) and the December 2011 sale ($1,172,000) of one of the six Golden Corral properties that had ceased operating in August 2011. The proceeds from the December 2011 sale of Golden Corral property are included in discontinued investing activities on the Consolidated Statement of Cash Flows.
Two former Frisch's Big Boy restaurants, three former Golden Corral restaurants (permanently closed August 2011) and eight other pieces of surplus land were held for sale as of March 5, 2013 at an aggregate asking price of approximately $7,200,000.
Financing Activities
No new borrowing against credit lines was necessary during the First Three Quarters of Fiscal 2013. Scheduled and other payments of long-term debt and capital lease obligations amounted to $5,699,000 during the First Three Quarters of Fiscal 2013.
Regular quarterly cash dividends paid to shareholders during the First Three Quarters of Fiscal 2013 amounted to $2,408,000 or $0.48 per share. In addition, a $0.16 per share dividend was declared on March 12, 2013 (not included in accounts payable as of March 5, 2013). Its payment of $810,000 on April 10, 2013 was the 209th consecutive quarterly dividend (a period of 52 years) paid by the Company. The Company expects to continue its practice of paying regular quarterly cash dividends for the foreseeable future.
On July 25, 2012, the Board of Directors declared a special one-time cash dividend of $9.50 per share payable September 14, 2012 to shareholders of record on August 31, 2012. The total for the special dividend that was paid on September 14, 2012 amounted to $47,963,000, which was based on 5,048,711 shares outstanding on August 31, 2012.

During the First Three Quarters of Fiscal 2013, 320,416 shares of the Company’s common stock were re-issued from the Company’s treasury pursuant to the exercise of stock options. The aggregate strike price for the options was $7,467,000, of which $2,398,000 was received in cash and $5,069,000 was charged to the treasury stock account to record shares re-acquired in connection with the exercise of "cashless" stock options that would normally be settled through a broker on the open market. As of March 5, 2013, 76,003 shares granted under the Company’s stock option plans remained outstanding, including 67,834 fully vested shares at a weighted average exercise price of $19.11 per share. The closing price of the Company’s stock on March 5, 2013 was $19.30. The intrinsic value of 32,000 fully vested “In The Money” options was $143,000, which, if exercised, would yield $474,000 in proceeds to the Company.
Shareholders approved the 2012 Stock Option and Incentive Plan (2012 Plan) in October 2012, which authorizes 500,000 shares to be awarded. The 2012 Plan canceled all remaining shares that had been available to be awarded under the 2003 Stock Option and Incentive Plan. On October 3, 2012, 14,245 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 2,035 restricted shares was granted to the CEO pursuant to the terms of his employment contract. All restricted shares issued on October 3, 2012 were awarded under the 2012 Plan, the total value of which amounted to $320,000, which is being expensed ratably (which began in the Second Quarter of Fiscal 2013) over a one year vesting period ($123,000 during the First Three Quarters of Fiscal 2013, including $74,000 during the Third Quarter of Fiscal 2013). The total value of restricted shares issued to non-employee members of the Board of Directors and the CEO in October 2011 (awarded under the 2003 Plan) also amounted to $320,000, of which $123,000 was expensed during the First Three Quarters of Fiscal 2013 (none during the Third Quarter of Fiscal 2013).
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

	Third Quarter		First Three Quarters
Share based compensation cost	2013	2012	2013	2012
	(in thousands)		(in thousands)
Stock options granted	$14	$30	$42	$120
Restricted stock issued	74	103	246	327
Unrestricted stock issued	—	—	127	371
Share-based compensation cost, pretax	$88	$133	$415	$818
On July 25, 2012, the Board of Directors authorized the Company to purchase over a three year period, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock representing approximately 9 percent of the Company's total outstanding shares. During the First Three Quarters of Fiscal 2013, the Company re-acquired 212,929 shares under the program at a cost of $6,708,000, which includes 32,000 shares that were beneficially owned by the Chief Executive Officer and 180,929 shares re-acquired in connection with the exercise of "cashless" stock options that normally settle through a broker on the open market.
Separate from the repurchase program, the Company’s treasury acquired 5,227 shares of its common stock in the First Three Quarters of Fiscal 2013 at a cost of $119,000 to cover withholding tax obligations in connection with restricted and unrestricted stock awards.
Other Information
Two new Frisch's Big Boy restaurants opened for business during the First Three Quarters of Fiscal 2013. The first one opened in August 2012 on land that was acquired in fee simple title in April 2010. The other new Frisch's Big Boy restaurant opened on March 4, 2013 on leased land.

Including land and land improvements, the cost required to build and equip each new Frisch's Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, both of which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether new restaurants are constructed using plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its smaller adaptation, the 2010 building prototype (5,000 square feet with seating for 148 guests), which is used in smaller trade areas. The smaller 2010 building prototype plan was used to construct both of the new Frisch's Big Boy restaurants that have been opened during the First Three Quarters of Fiscal 2013.
Approximately one-fifth of the Frisch's Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with those of newly constructed restaurants. The current average cost to renovate a Frisch's Big Boy restaurant ranges from $100,000 to $185,000. The Fiscal Year 2013 remodeling budget is $1,740,000 for 12 planned remodel jobs, seven of which were completed during the First Three Quarters of Fiscal 2013.
Part of the Company’s strategic plan entails owning the land on which it builds new restaurants. However, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. As of March 5, 2013, 15 Frisch's Big Boy restaurants were in operation on non-owned premises – one capital lease and 14 operating leases. The count of 15 restaurants on non-owned premises includes one new Frisch's Big Boy restaurant that opened on March 4, 2013 on land that is leased (operating lease) to the Company.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the Company's Golden Corral restaurants to GCC. The amount remaining under contingent lease obligations totaled $7,071,000 as of March 5, 2013, for which the aggregate average annual lease payments approximate $650,000 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.

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

ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISKS
Forward-looking statements are included in the following discussion of disclosures about market risks. Conditions in the financial and commodity markets are subject to change at any time, which could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements.
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
Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside of management’s control, including import and export restrictions, the influence of currency markets relative to the U.S dollar, the effects of supply versus demand, production levels and the impact that adverse weather conditions may have on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fresh produce, fish, French fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are normally for periods of one year or less but may have longer terms if favorable long-term pricing becomes available. Food supplies are generally plentiful and may be obtained from any number of suppliers, which mitigates the Company’s overall commodity cost risk. Quality, timeliness of deliveries and price are the principal determinants of source. Management does not use financial instruments as a hedge against changes in commodity pricing.

ITEM 4. CONTROLS and PROCEDURES
a)Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 5, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information that would be required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
b)Changes in Internal Control over Financial Reporting. As part of their review and evaluation of the Company's disclosure controls and procedures, the Company's CEO and the CFO concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fiscal quarter ended March 5, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the discussion under "Part II, Item 1 - Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 18, 2012 regarding the collective and class action filing related to allegations of off- the-clock work, unpaid overtime, and minimum wage violations as a result of alleged improper application of the Tip Credit. On December 4, 2012, the Company filed a motion to dismiss and compel arbitration, which motion was granted on April 10, 2013. The Company intends to continue defending the matter vigorously, including efforts to pursue a class or collective action in arbitration.

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
On July 25, 2012, the Board of Directors authorized the Company to purchase, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock, representing approximately 9 percent of the Company's total outstanding shares, over a three year period that will end on July 25, 2015. The following table shows information pertaining to the Company’s repurchases of its common stock during the Third Quarter Fiscal 2013, which ended March 5, 2013:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 12, 2012 to January 8, 2013	—	$—	—	237,071
January 9, 2012 to February 5, 2013	—	$—	—	237,071
February 6, 2013 to March 5, 2013	—	$—	—	237,071
Total	—	$—	—	237,071
ITEM 3. DEFAULTS upon SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS
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
DATE April 12, 2013
BY /s/ Mark R. Lanning
Mark R. Lanning
Vice President and Chief Financial Officer,
Principal Financial Officer
Principal Accounting Officer