Form 10-K
period 2013-05-28
FRISCHS RESTAURANTS INC
filed 2013-08-05
CIK 39047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 28, 2013
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

[   ]

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
Yes [    ]    No [ x ]
The aggregate market value of voting common stock held by non-affiliates of the registrant on December 11, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $65,813,000, based upon the closing sales price of the registrant’s common stock as reported on NYSE MKT on that date. The registrant does not have any non-voting common equity.
As of July 23, 2013, there were 5,073,197 shares of registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held October 2, 2013 are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Information
Forward-looking statements are contained throughout this Annual Report on Form 10-K. Such statements may generally express management’s expectations with respect to its plans, goals and projections, or its current assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are inherently subject to numerous risks and other uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but not limited to, the discussion in this Form 10-K under Part I, Item 1A. “Risk Factors,” Risk factors and other uncertainties may also be discussed from time to time in the Company’s news releases, public statements or in other reports that the Company files with the Securities and Exchange Commission.
Sentences that contain words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue(s),” “assumption(s),” “goal(s),” “target” and similar words (or derivatives thereof) are generally used to distinguish forward-looking statements from statements pertaining to historical or present facts.
All forward looking statements in this Form 10-K are provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995. Such forward looking information should be evaluated in the context of all of the Company's risk factors, which readers should review carefully and not place undue reliance on management's forward looking statements. Except as may be required by law, the Company disclaims any obligation to update any of the forward-looking statements that may be contained throughout this Form 10-K.
References to fiscal years used in this Form 10-K
In this Annual Report on Form 10-K, the Company’s fiscal year that ended May 28, 2013 may be referred to as fiscal year 2013. The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of the month of May. Fiscal year 2013 consisted of 52 weeks.
Also in this Annual Report on Form 10-K, the Company’s fiscal years that ended May 29, 2012, May 31, 2011, June 1, 2010 and June 2, 2009 may be referred to as fiscal years 2012, 2011, 2010 and 2009, respectively. All of these years consisted of 52 weeks. References to fiscal year 2014 refer to the 53 week year that began on May 29, 2013, which will end on Tuesday, June 3, 2014.
The first quarter of each fiscal year presented herein contained 16 weeks while the last three quarters contained 12 weeks.

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
As of May 28, 2013, the Company operated 95 Frisch's Big Boy restaurants. Additionally, the Company licensed the rights to operate 25 Frisch's Big Boy restaurants to other operators. All of the restaurants licensed to other operators are located in various markets within the states of Ohio, Kentucky and Indiana.
The Company owns the trademark “Frisch’s.” The rights to the “Big Boy” trademark, trade name and service mark are exclusively and irrevocably owned by the Company for use in the states of Kentucky and Indiana, and in most of Ohio and Tennessee.
At the beginning of fiscal year 2012, the Company operated a second business segment, which consisted of 35 Golden Corral restaurants (Golden Corral) that were licensed to the Company by Golden Corral Corporation (GCC) of Raleigh, North Carolina. The Company closed six of the Golden Corrals in August 2011 due to issues related to under performance. In May 2012, the Company sold the remaining 29 Golden Corrals to GCC. Results for Golden Corral are presented as discontinued operations for fiscal year 2012 and all prior years. Segment information is no longer reported. For additional financial information relating to the Company's Golden Corral restaurants, refer to Note B - Discontinued Operations - to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Frisch's Big Boy Restaurants
Frisch's Big Boy restaurants are full service family-style restaurants that offer quick, friendly service. All of the restaurants offer “drive-thru” service. The restaurants are generally open seven days a week, typically from 7:00 a.m. to 11:00 p.m. with extended weekend evening hours. Standardized menus offer a wide variety of items at moderate prices, featuring well-known signature items such as the original “Big Boy” double-deck hamburger sandwich, freshly made onion rings and hot fudge cake for dessert. Primetime Burgers featuring one-third pound of beef were successfully introduced to the menu in fiscal year 2012, which are now available as the classic cheeseburger, mushroom and swiss or a jalapeño and swiss burger. Other menu selections include many sandwiches, pasta, roast beef, chicken and seafood dinners, desserts, non-alcoholic beverages and many other items. In addition, a full breakfast menu is offered, and all of the restaurants utilize breakfast bars that are converted easily to soup and salad bars for lunch and dinner hours. Drive-thru and carryout menus emphasize combo meals that consist of a popular sandwich packaged with French fries and a beverage and sold at a lower price than if purchased separately. Breakfast combo meals were added to the drive-thru menu near the end of fiscal year 2013.
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
The operations of the Company are vertically integrated. A commissary and food manufacturing plant manufactures and prepares foods, and stocks food and beverages, paper products and other supplies for distribution to all of the Company's restaurants. Some companies in the restaurant industry operate commissaries, while others purchase directly from outside sources. Raw materials, consisting principally of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. The Company believes that its restaurant operations benefit from centralized purchasing and food preparation through its commissary operation, which ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs. The commissary did not supply the Company’s former Golden Corral restaurants.
Substantially all licensed Frisch's Big Boy restaurants regularly purchase products from the commissary. Sales of commissary products to restaurants licensed to other operators were $9.5 million in fiscal year 2013 (4.7 percent of consolidated sales), $9.4 million in fiscal year 2012 (4.6 percent of consolidated sales) and $9.0 million in fiscal year 2011 (4.5 percent of consolidated sales).
The Frisch's Big Boy marketing strategy - “What's Your Favorite Thing?” - has been in place for more than ten years. Since results from ongoing market research indicate that its effectiveness has not diminished, the variation - "Make It Your Favorite Thing" - was added to television spots in fiscal year 2013 to promote new products. Television commercials are broadcast on local network affiliates and local cable programming that emphasize Frisch's Big Boy’s distinct and signature menu items and unique dining experience.
Television and radio are the primary media to carry and promote Frisch's Big Boy’s key messages. Television reinforces the positioning of “Favorite Things” while radio provides a cost effective means to promote shorter-term menu items. New television commercials that debuted in fiscal year 2011 were created with flexibility in order to exchange products easily. These commercials are updated regularly to promote certain limited time offers. Outdoor billboards and targeted on-line advertising are used to complement the media plan, primarily to introduce and promote new menu items. The Company also utilizes social media as a means to develop two-way communication directly with the customer. Targeted social media communities are a cost effective way to reach a wide range of customers, but are a particularly important means to reach younger audiences.
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
As part of the Company’s commitment to serve customers in clean, pleasant surroundings, the Company renovates approximately one-fifth of its restaurant operations each year. The renovations are designed to not only refresh and upgrade the interior finishes, but also to synchronize the interiors and exteriors of older restaurants with that of newly constructed restaurants. Depending on age and other factors, the current cost to renovate a restaurant ranges from $80,000 to $215,000.
In addition, certain high-volume restaurants are regularly evaluated to determine a) whether their kitchens should be redesigned for increased efficiencies (which may cost up to $150,000) and b) if an expansion of the dining room (which may cost up to $750,000) is warranted.
The following tabulation recaps restaurant openings and closings over the five most recent fiscal years:

	Fiscal Year
	2009	2010	2011	2012	2013
Frisch's Big Boy Restaurants Owned and Operated by the Company
In operation beginning of year	87	88	91	95	93
Opened	2	3	4	1	2
Opened replacement building	1	1	—	1	—
Closed to make way for new buildings	(1)	(1)	—	(1)	—
Closed	(1)	—	—	(3)	—
End of year - total owned and operated Big Boy restaurants	88	91	95	93	95
The two new Frisch's Big Boy restaurants that opened in fiscal year 2013 were: 1) August 2012 in suburban Cincinnati, and 2) March 2013 in Sidney, Ohio (Dayton market). No new Frisch's Big Boy restaurant construction was in progress as of of May 28, 2013. Construction of a Frisch's Big Boy restaurant in Lexington, Kentucky was begun in June 2013, shortly after the property was acquired.
The following tabulation recaps openings and closings for restaurants that are licensed to other operators over the five most recent fiscal years:

	Fiscal Year
	2009	2010	2011	2012	2013
Frisch's Big Boy Restaurants Licensed to Others
Licensed to others beginning of year	28	26	25	25	25
Opened	—	—	—	—	—
Closed	(2)	(1)	—	—	—
End of year - total Big Boy restaurants licensed to others	26	25	25	25	25
Franchise fees are charged to licensees for use of trademarks and trade names and licensees are required to make contributions to the Company’s general advertising account. These fees and contributions are calculated principally on percentages of sales. Total franchise and other service fee revenue earned by the Company from licensees was $1.2 million in each of fiscal years 2013, 2012 and 2011. Other service fees from licensees include revenue from accounting and payroll services that four of the licensed restaurants purchased from the Company in each of the last three fiscal years.
The license agreements with licensees are not uniform, but most of the licenses for individually licensed restaurants that were in effect as of May 28, 2013 are covered by agreements containing the following provisions:

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

Information Technology
Each of the Company’s restaurants is managed through standardized operating and control systems anchored by a point-of-sale (POS) system that allows management to instantly accumulate and utilize data for more effective decision making, while allowing restaurant managers to spend more time in the dining room focusing on the needs of customers. The system generates the guest check and provides functionality for settling the customer’s check using cash, credit or debit card, or gift card. The system provides a record of all items sold, the service time, and the server responsible for the customer. Employee time keeping is also kept on the POS system. Back office functionality provides employee master file data, employee scheduling, inventory control, sales forecasting, product ordering and many other management reports. Security measures include biometric sign-on devices to access the POS system. The system meets the security requirements of the Payment Card Industry (PCI). The Company has received its attestations of compliance in each of the last three years A finding of non-compliance could restrict the Company’s privileges to accept credit cards as a form of payment. A $2,000,000 five year plan to replace POS register equipment in all Frisch's Big Boy restaurants was begun in August 2012. New POS equipment was installed in 20 Frisch's Big Boy restaurants in fiscal year 2013, and 20 more are currently scheduled for installation in fiscal year 2014.
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
The enterprise reporting system that supports the Company’s information needs (in place since 2004) has three times been successfully upgraded to a new environment, most recently in August 2011. A secondary data storage appliance with supporting hardware and a VM ware server were purchased in fiscal year 2011 to build an off-site storage area network (SAN). The SAN, which became operational in August 2011, has been designed to perform near real time replication of all data in the production environment, which allows for quick start-up of the disaster recovery environment should it be necessary to call it into service.
Raw Materials
The sources and availability of food and supplies are discussed above under the "Frisch's Big Boy Restaurants" header. Other raw materials used in food processing include equipment for cooking and preparing food, refrigeration and storage equipment and various other fixtures. The Company currently purchases the majority of its restaurant equipment from a single vendor. Other reliable restaurant equipment suppliers are available should the Company choose to change vendors. In addition, no significant disruptions in the supply of electricity and natural gas used in restaurant operations have been experienced in recent years.
Trademarks and Service Marks
The Company has registered certain trademarks and service marks on the Principal Register of the United States Patent and Trademark Office, including “Frisch’s” and the tag line “What’s Your Favorite Thing?” Other registrations include, but are not limited to, “Brawny Lad,” “Buddie Boy,” “Just Right Favorites,” “Pie Baby,” “Fire & Ice,” “Frisch-ly Made,” “Bundle of Joy,” and “Tiers of Joy.” All of these registrations are considered important to the operations of Frisch's Big Boy, especially the primary mark “Frisch’s” and the tag line “What’s Your Favorite Thing?” The duration of each registration varies, depending upon when registration was first obtained. The Company currently intends to renew all of its trademarks and service marks when each comes up for renewal.
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

The Company is not aware of any infringements on its federally registered trademarks and service marks or its other trademarks, nor is the Company aware of any infringement on any of its territorial rights to use the proprietary marks that are owned by or licensed to the Company.
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
As there is no need to maintain significant levels of inventories, and accounts receivable are minimal in nature, the Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry. The working capital deficit was $4,840,000 as of May 28, 2013. As significant, predictable cash flows are provided by operations, the deployment of a negative working capital strategy has not hindered the Company’s ability to satisfactorily retire any of its obligations when due. Additionally, a working capital revolving line of credit is readily available if needed.
The sale of the Company's remaining 29 Golden Corral restaurants in May 2012, from which proceeds amounted to $49.8 million (before closing adjustments), resulted in a positive working capital position of $37,753,000 as of May 29, 2012. On July 25, 2012, the Board of Directors declared a special one time dividend of $9.50 per share payable September 14, 2012 to shareholders of record at the close of business on August 31, 2012. The total amount of the special dividend payment amounted to $47,962,754 .
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
The federal Patient Protection and Affordable Care Act (PPACA) was enacted in March 2010. The majority of its provisions were upheld in June 2012 by the United States Supreme Court. As the Company intends to continue sponsoring existing health care plans, management continues to analyze and evaluate the future short and long term effects upon the Company while developing various strategies to mitigate the expected financial burden of compliance with the mandate when it becomes fully effective on January 1, 2014. (In July 2013, the U. S. Treasury Department announced that this provision had been postponed until January 1, 2015.)
PPACA will require calorie counts and other nutritional information to be posted on the Company’s menus. The nutritional information will be required to appear on menus no later than six months after the U.S. Food and Drug Administration publishes the final rule, which it had yet to do as of June 2013. Sales and profitability could be adversely affected if customers significantly alter their menu ordering habits as this information becomes readily available to them.
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
Employees
As of May 28, 2013, the Company and its subsidiaries employed approximately 5,860 active employees. Approximately 3,260 of the Company’s employees are considered part-time (those who work less than 30 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to sales patterns in individual restaurants. None of the Company’s employees is represented by a collective bargaining agreement. Management believes that employee relations are excellent and employee compensation is comparable with or better than competing restaurants.
Geographic Areas
The Company has no operations outside of the United States of America. The Company’s revenues, consisting principally of retail sales of food and beverages to the general public and certain wholesale sales to and license fees from restaurants licensed to other operators, were substantially generated in various markets in the states of Ohio, Kentucky and Indiana during each of the three fiscal years in the period ended May 28, 2013. Substantially all of the Company’s long-lived assets were deployed in service in the same states during the same periods stated above. Prior to being sold in May 2012, two Golden Corral restaurants were operated by the Company in western Pennsylvania and a third restaurant was operated in West Virginia.
Available Information
The Securities Exchange Act of 1934, as amended, requires the Company to file periodic reports with the Securities and Exchange Commission (SEC) including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Definitive 14A Proxy Statements, and certain other information. The Company’s periodic reports (and any amendments thereto) can be viewed by visiting the website of the SEC (http://www.sec.gov). In addition, the SEC makes the Company’s periodic reports available for reading and copying in its Public Reference Room located at 100 F. Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
The Company makes available the periodic reports that it files with the SEC through its corporate website (http://www.frischs.com/corp_governance.html) via a hyperlink directly to the Company’s filings on the web site of the SEC. New information available through the hyperlink is generally provided within a few minutes from the time a report is filed. Information contained on or available through the Company’s website is not a part of, nor is it being incorporated into, this Annual Report on Form 10-K. In addition, printed copies of the reports that the Company files with the SEC may be obtained without charge by writing to Mark R. Lanning, Chief Financial Officer, Frisch’s Restaurants, Inc., 2800 Gilbert Avenue, Cincinnati, Ohio 45206-1206. Email requests may be sent to cfo@frischs.com.
Copies of the Company’s corporate governance documents are also available on the Company’s corporate website (http://www.frischs.com/corp_governance.html). The documents include the Company’s Code of Regulations, Corporate Governance Guidelines, Code of Conduct, Code of Ethics, Insider Trading Policy, Related Person Transaction Policy, the Charter of the Disclosure Controls and Risk Management Committee, and various charters of committees of the Board of Directors, including those of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Finance Committee.
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
Executive Officers of the Registrant
The following table sets forth the names and certain information concerning the executive officers of the Company:

Name	Age	Current Principal Occupation or Employment and Five Year Employment History
Craig F. Maier (a)	63	President and Chief Executive Officer of the Company (since 1989); Director of the Company since 1984
Mark R. Lanning	58
Vice President and Chief Financial Officer of the Company (since August 2011) and Vice President - Finance of the Company (since May 2011); Vice President – Investor Relations and Treasurer, Hillenbrand, Inc. (from March 2008 to May 2011); Vice President and Treasurer of Hillenbrand Industries, Inc. (from 1988 to March 2008)

Michael E. Conner, Sr.	61	Vice President - Human Resources of the Company (since 2000)
Michael R. Everett	59	Vice President - Information Services of the Company (since May 2006); Director of Information Services of the Company (from May 2005 to May 2006)
Stephen J. Hansen	48
Vice President - Commissary of the Company (since June 2010); Plant Manager, Klosterman Baking Company (from March 2009 to May 2010); Operations Manager, General Mills (from October 2008 to February 2009); Plant Manager, Campos Foods LLC (from 1996 to June 2008)

James I. Horwitz	56
Vice President – Real Estate of the Company (since March 2008); Director of Leasing and Development, Cincinnati United Contractors (from February 2007 to March 2008); Director of Real Estate, Alderwoods Group (from December 2005 to January 2007)

Karen F. Maier (a)	61	Vice President - Marketing of the Company (since 1983); Director of the Company since 2005
William L. Harvey	59	Regional Director of the Company (since 1995) and formerly held positions within the Company of Area Supervisor and Executive Store Manager
Lindon C. Kelley	58	Regional Director of the Company (since 2000) and formerly held positions within the Company of Area Supervisor and Executive Store Manager
Todd M. Rion	53
Regional Director of the Company (since February 2012) and formerly held the position within the Company of Area Supervisor (July 2009 to February 2012); independent restaurant operator (from 2006 to July 2009)

(a)Craig F. Maier and Karen F. Maier are siblings.

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
Food Safety
Food safety is the most significant risk to any company that operates in the restaurant industry. It is the focus of increased government regulatory initiatives at the local, state and federal levels. Failure to protect the Company’s food supplies could result in food borne illnesses and/or injuries to customers. If any of the Company’s customers become ill from consuming the Company’s products, the affected restaurants may be forced to close. An instance of food contamination originating at the commissary operation could have far reaching effects, as the contamination would affect substantially all Frisch's Big Boy restaurants, including those licensed to other operators.
Economic Factors
Economic recessions can negatively influence discretionary consumer spending in restaurants and result in lower customer counts, as consumers become more price conscientious, tending to conserve their cash amid unemployment and other economic uncertainty. The effects of higher gasoline prices can also negatively affect discretionary consumer spending in restaurants. Increasing costs for energy can affect profit margins in many other ways. Petroleum based material is often used to package certain products for distribution. In addition, suppliers may add fuel surcharges to their invoices. The cost to transport products from the commissary to restaurant operations will rise with each increase in fuel prices. Higher costs for electricity and natural gas result in higher costs to a) heat and cool restaurant facilities, b) refrigerate and cook food and c) manufacture and store food at the Company’s food manufacturing plant.
Inflationary pressure, particularly on food costs, labor costs (especially associated with increases in the minimum wage) and health care benefits, can negatively affect the operation of the business. Shortages of qualified labor are sometimes experienced in certain local economies. In addition, the loss of a key executive could pose a significant adverse effect on the Company.
Future funding requirements of the defined benefit pension plan that is sponsored by the Company largely depend upon the performance of investments that are held in the trust that has been established for the plan. Equity securities comprise 70 percent of the target allocation of the plan's assets. Poor performance in equity securities markets can significantly lower the market values of the plan's investment portfolio, which, in turn, can result in a) material increases in future funding requirements, b) much higher net periodic pension costs to be recognized in future years, and c) increases in the underfunded status of the plan, which requires a reduction in the Company’s equity to be recognized.
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

Development Plans and Financing Arrangements
The Company’s business strategy and development plans also face risks and uncertainties. These include the inherent risk of poor quality decisions in the selection of sites on which to build restaurants, the ever rising cost and availability of desirable sites and increasingly rigorous requirements on the part of local governments to obtain various permits and licenses. Other factors that could impede plans to increase the number of restaurants operated by the Company include saturation in existing markets, limitations on borrowing capacity and the effects of increases in interest rates.
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
Negative publicity associated with legal claims against the Company, especially those related to food safety issues, could harm the Company's reputation and brand (whether or not such complaints are valid), which, in turn, could adversely affect operating results. Publicity surrounding food safety issues has caused irreparable harm to the reputations of certain operators in the restaurant industry in the past. The Company’s reputation and brand can also be harmed by food safety issues and other operational problems that may be experienced by Frisch's Big Boy restaurants that the Company licenses to other operators, as well as Big Boy restaurants (non Frisch's) that are operated by others outside of the Company's territories or in the restaurant industry at large. Other negative publicity such as that arising from rumor and innuendo spread through social internet media and other sources can create adverse effects on the Company’s results of operations.
Intellectual Property
The Company's intellectual property is very important to the operation of the business and its competitive position in the marketplace. The Company protects these assets through a combination of federally registered trademarks and other trademark and service mark rights. If the Company's efforts to protect its intellectual property are inadequate, or if any third party misappropriates or infringes on the Company;s intellectual property, the value of the Company's brand may be harmed, which could have a material adverse effect upon the Company.
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
The following table summarizes the number and location of Company operated restaurants and restaurants licensed to others as of May 28, 2013:

Frisch's Big Boy	Company Operated	Operated by Licensees
Cincinnati, Ohio market	51	4
Dayton, Ohio market	20	—
Columbus, Ohio market	10	1
Louisville, Kentucky market	9	2
Lexington, Kentucky market	5	3
Toledo, Ohio market	—	13
Other	—	2
Total	95	25
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
In recent years, it has sometimes become necessary to enter ground leases to obtain desirable land on which to build. In addition, many of the restaurants operated by the Company that opened prior to 1990 were financed with sale/leaseback transactions. Most of the leases have multiple renewal options. All of the leases generally require the Company to pay property taxes, insurance and maintenance. As of May 28, 2013, 15 restaurants were in operation on non-owned premises, 14 of which are classified as operating leases with one being treated as a capital lease. Three of the operating leases contain options to purchase the underlying properties, which become available over time. Under the terms of the lone capital lease, the Company is required to acquire the underlying land in fee simple title at any time between the 10th (2020) and 15th (2025) years of the lease. The following table recaps the Company's restaurant operations by type of occupancy:

Frisch's Big Boy	Company Operated
Land and building owned	80
Land or land & building leased	15
Total	95
Four of the 15 leases in the above table will expire during the next five years, as detailed in the list below. While none of the four expiring leases has a purchase option, all four have renewal options available.

Fiscal year ending in	Number of Leases Expiring
2014	1
2015	3
2016	—
2017	—
2018	—

No construction of any new Frisch's Big Boy restaurants was in progress as of May 28, 2013. The Company began construction of a new Frisch's Big Boy restaurant on land in Lexington, Kentucky shortly after the land was acquired in fee simple title in June 2013.
None of the real property owned by the Company is currently encumbered by mortgages or otherwise pledged as collateral. With the exception of certain delivery equipment utilized under capital leases expiring during periods through fiscal year 2021, the Company owns substantially all of the furnishings, fixtures and equipment used in the operation of the business.
The Company owns a 79,000 square foot building that houses its commissary in Cincinnati, Ohio. It is suitable and adequate to supply the Company's restaurant operations and the needs of restaurants licensed to others. As the facility normally operates one shift daily, additional productive capacity is readily available if needed.
The Company maintains its headquarters in Cincinnati on a well-traveled street in a mid-town business district. This administrative office space approximates 49,000 square feet and is occupied under an operating lease that expires on December 31, 2022. During the term of the lease, the Company has been granted the right of first refusal in the event that the lessor receives a bona fide purchase offer from a third party. The Company has an option to purchase the property on December 31, 2022 when the lease expires.
The Company owns six undeveloped pieces of land, four of which may ultimately be developed into restaurant facilities while no specific plans have been made for the two other pieces. Two of theses sites are located in the Cincinnati market, two are in the Columbus, Ohio market with the other two being located in outlying areas of Indiana. The Company also owns one former restaurant building in the Cincinnati market that it leases to a third party.
Eight surplus land locations owned by the Company were listed for sale with brokers as of May 28, 2013, four of which are located in the Columbus, Ohio area, one is located in the Louisville, Kentucky area, two are in the Dayton, Ohio area and the eighth is located in Toledo, Ohio.
One former Frisch's Big Boy restaurant owned by the Company is also listed for sale with a broker, which is located in Dayton, Ohio. In addition, three former Golden Corral restaurants (which ceased operating in August 2011) are listed for sale with brokers, two of which are in the Cincinnati market area and the other one is in the Cleveland, Ohio market area.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurant operations are situated. The seven restaurant operations were sold to Golden Corral Corporation (GCC) in May 2012 at which time the seven operating leases were simultaneously assigned to GCC, with the Company remaining contingently liable in the event of default by GCC. The amount remaining under contingent lease obligations totaled $6,965,000 as of May 28, 2013, for which the aggregate average annual lease payments approximate $655,000 in each of the next five years. The Company is also contingently liable for the performance of a certain ground lease (for property located in Covington, Kentucky on which a hotel once operated by the Company is situated) that was assigned to a third party in 2000; the annual obligation of the lease approximates $48,000 through 2020. Should either of these the third parties default, the Company generally has the right to re-assign the leases.
Item 3. Legal Proceedings
On September 18, 2012, a former employee filed a collective action under the Fair Labor Standards Act and class action under the Ohio Minimum Fair Wage Standards Act. The complaint includes allegations of off-the-clock work, unpaid overtime, and minimum wage violations as a result of alleged improper application of the Tip Credit. As part of the collective action, the plaintiff sought recovery for all individuals who worked as a server at any Frisch's Big Boy restaurant operated by the Company during the three year period, September 18, 2009 through September 18, 2012. The class action is limited to servers who worked for the Company at Frisch's Big Boy restaurants located in Ohio during the same three year period.
Both the collective action and the class action were styled together as Case No. 2:12-cv-00858-GLF-EPD, which was filed in the United States District Court, Southern District of Ohio, Eastern Division, and which was served on October 25, 2012. On December 4, 2012, the Company filed a motion to dismiss and compel arbitration, which motion was granted on April 10, 2013. The Plaintiff appealed to the United States 6th Circuit Court of Appeals. The parties are now briefing on the merits, and it is unknown whether or not oral arguments will be directed. The Company intends to continue defending the matter vigorously, including the appeal and any efforts to pursue a class or collective action in arbitration.
Employees, customers and other parties bring various other claims and suits against the Company from time to time in the ordinary course of business. Management continually evaluates exposure to loss contingencies from pending or threatened litigation, and presently believes that the resolution of claims currently outstanding, whether or not covered by insurance, will not result in a material effect on the Company’s earnings, cash flows or financial position.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
(Items 5 through 9)
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on NYSE MKT under the symbol “FRS.” The closing price of the Company’s common stock as reported by NYSE MKT on July 23, 2013 was $19.30. There were approximately 1,525 shareholders of record as of July 23, 2013. The following table sets forth the high and low sales prices for the common stock and the regular cash dividend declared for each quarter within the Company’s two most recent fiscal years:

	Fiscal Year Ended May 28, 2013			Fiscal Year Ended May 29, 2012
	Stock Prices		Dividend	Stock Prices		Dividend
	High	Low	per share	High	Low	per share
1st Quarter (1)	$33.50	$20.91	16¢	$24.39	$18.53	15¢
2nd Quarter	$22.04	$16.50	16¢	$20.43	$18.44	16¢
3rd Quarter	$20.37	$17.50	16¢	$24.20	$19.22	16¢
4th Quarter	$19.37	$15.76	16¢	$28.47	$22.95	16¢
(1)     On July 25, 2012, the Board of Directors declared a special one time dividend of $9.50 per share that was paid on September 14, 2012 to shareholders of record at the close of business on August 31, 2012. The payment of the special dividend amounted to $47,962,754. The rules of the New York Stock Exchange required the ex-dividend date to be one business day after the payment date. The price of the stock closed at $31.06 on September 14, 2013 and re-opened on September 17, 2013 at $22.46 per share.
Dividend Policy
Through July 10, 2013, the Company has paid 210 consecutive regular quarterly cash dividends during its 53 year history as a public company. The Company currently expects that regular quarterly cash dividends will continue to be paid for the foreseeable future at rates comparable with or slightly higher than those shown in the above table.
Equity Compensation Plan Information
Information regarding equity compensation plans under which common stock of the Company is authorized for issuance is incorporated by reference to Item 12 of this Form 10-K.
Issuer Purchases of Equity Securities
On July 25, 2012, the Board of Directors authorized the Company to purchase, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock. The authorization allowed for purchases to begin immediately and to occur from time to time over a three year period that will end on July 25, 2015.
The following table shows information pertaining to the Company’s repurchases of its common stock during its fourth quarter that ended May 28, 2013:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 6, 2013 to April 2, 2013	—	$—	—	237,071
April 3, 2013 to April 30, 2013	—	$—	—	237,071
May 1, 2013 to May 28, 2013	—	$—	—	237,071
Total	—	$—	—	237,071

Performance Graph
The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock over the five year period ending May 28, 2013 with the Russell 2000 Index and a group of the Company’s peer issuers, selected by the Company in good faith. The graph assumes an investment of $100 in the Company’s common stock, in the Index and in the common stock of each member of the peer group on June 3, 2008 and reinvestment of all dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
May 2013
250.00
200.00
150.00
100.00
50.00
0.00
6/3/2008
6/2/2009
6/1/2010
5/31/2011
5/29/2012
5/28/2013
Frisch's Restaurants Inc.
Russell 2000 Index
Peer Group

The Peer Group consists of the following issuers: Bob Evans Farms, Inc., Biglari Holdings, Inc. (Steak n Shake), CBRL Group, Inc. (Cracker Barrel Old Country Store), Denny’s, Inc. and DineEquity, Inc. (IHOP and Applebees).

Item 6. Selected Financial Data
FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
SUMMARY OF OPERATIONS

	Fiscal Year
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Sales	$203,712	$205,083	$201,717	$191,609	$193,623
Cost of sales
Food and paper	68,268	69,042	66,349	61,756	65,475
Payroll and related	71,176	72,370	71,491	68,689	67,256
Other operating costs	41,715	42,156	41,241	38,648	38,674
	181,159	183,568	179,081	169,093	171,405

Gross profit	22,553	21,515	22,636	22,516	22,218

Administrative and advertising	13,074	13,379	12,517	12,258	12,089
Franchise fees and other revenue	(1,376)	(1,322)	(1,324)	(1,266)	(1,281)
Loss (gain) on sale of assets	14	(200)	40	—	(1,126)
Impairment of long-lived assets	390	1,229	—	—	—
Operating profit	10,451	8,429	11,403	11,524	12,536

Interest expense	963	1,414	1,582	1,748	2,000
Earnings from continuing operations before income taxes	9,488	7,015	9,821	9,776	10,536

Current income taxes	1,706	1,082	190	3,638	2,291
Deferred income taxes	808	132	2,526	(608)	697
Total income taxes	2,514	1,214	2,716	3,030	2,988

Earnings from continuing operations	6,974	5,801	7,105	6,746	7,548

(Loss) earnings from discontinued operations, net of tax	(158)	(3,653)	2,368	3,253	3,173

NET EARNINGS	$6,816	$2,148	$9,473	$9,999	$10,721

Basic net earnings per share:
Earnings from continuing operations	$1.39	$1.18	$1.41	$1.32	$1.48
(Loss) earnings from discontinued operations	(0.03)	(0.74)	0.47	0.64	0.62
Basic net earnings per share	$1.36	$0.44	$1.88	$1.96	$2.10

Diluted net earnings per share:
Earnings from continuing operations	$1.38	$1.17	$1.40	$1.30	$1.46
(Loss) earnings from discontinued operations	(0.03)	(0.74)	0.47	0.63	0.62
Diluted net earnings per share	$1.35	$0.43	$1.87	$1.93	$2.08

Other financial statistics appear on the following page

	Fiscal Year
Item 6. Selected Financial Data (continued)	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Other financial statistics
Cash dividends per share	$0.64	$0.63	$0.58	$0.51	$0.48
Special cash dividend per share	9.50	—	—	—	—

Working capital (deficit)	$(4,840)	$37,753	$(14,240)	$(18,661)	$(16,552)
Total capital expenditures	9,837	13,365	19,703	24,484	18,035
Total assets	128,712	179,969	196,027	191,342	179,406
Total long-term obligations	25,795	36,069	41,399	42,707	37,017
Shareholders’ equity	83,656	121,725	125,528	120,094	114,377
Book value per share at year end	$16.52	$24.64	$25.51	$23.73	$22.43
Return on average shareholders’ equity	6.6%	1.7%	7.7%	8.5%	9.5%
Weighted average number of basic shares outstanding	5,031	4,934	5,038	5,104	5,102
Weighted average number of diluted shares outstanding	5,045	4,952	5,068	5,192	5,164
Number of shares outstanding at year end	5,062	4,939	4,920	5,061	5,100
Sales change percentage	(0.7)%	1.7%	5.3%	(1.0)%	(0.3)%

Earnings as a percentage of sales
Gross profit from continuing operations	11.1%	10.5%	11.2%	11.8%	11.5%
Operating profit from continuing operations	5.1%	4.1%	5.7%	6.0%	6.5%
Earnings from continuing operations before income taxes	4.7%	3.4%	4.9%	5.1%	5.4%
Earnings from continuing operations	3.4%	2.8%	3.5%	3.5%	3.9%
All fiscal years presented contained 52 weeks consisting of 364 days.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995
Forward-looking statements are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such statements may generally express management’s expectations with respect to its plans, goals and projections, or its current assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are inherently subject to numerous risks and other uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but not limited to, the discussion in this Form 10-K under Part I, Item 1A. “Risk Factors.” Risk factors and other uncertainties may also be discussed from time to time in the Company's news releases, public statements or in other reports that the Company files with the Securities and Exchange Commission.
Sentences that contain words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue(s),” “assumption(s),” “goal(s),” “target” and similar words (or derivatives thereof) are generally used to distinguish forward-looking statements from statements pertaining to historical or present facts.
All forward-looking information in this MD&A is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995. Such forward-looking information should be evaluated in the context of all of the Company's risk factors, which readers should review carefully and not place undue reliance on management's forward-looking statements. Except as may be required by law, the Company disclaims any obligation to update any of the forward-looking statements that may be contained in this MD&A.
This MD&A should be read in conjunction with the Consolidated Financial Statements. The Company has no off-balance sheet arrangements other than operating leases that are entered from time to time in the ordinary course of business. The Company does not use special purpose entities.
CORPORATE OVERVIEW
Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family style restaurants under the name "Frisch's Big Boy." As of May 28, 2013, 95 Frisch's Big Boy restaurants were owned and operated by the Company, which are located in various regions of Ohio, Kentucky and Indiana. The Company also licenses 25 Frisch's Big Boy restaurants to other operators who pay franchise and other fees to the Company.
Fiscal Year 2013 ended on Tuesday, May 28, 2013 (a period of 52 weeks comprised of 364 days). It compares with Fiscal Year 2012 that ended on Tuesday, May 29, 2012 and Fiscal Year 2011 that ended on Tuesday, May 31, 2011 (both of which were 52 week periods comprised of 364 days). Fiscal Year 2014 will end on Tuesday, June 3, 2014 (a period of 53 weeks comprised of 371 days).
At the beginning of Fiscal Year 2012, the Company operated a second business segment, which consisted of 35 grill buffet style "Golden Corral" restaurants that were licensed to the Company by Golden Corral Corporation (GCC). The Company closed six of the Golden Corral restaurants in August 2011 due to issues with under performance, which resulted in a pretax charge of $4,000,000 for impairment of long-lived assets that was recorded in the first quarter of Fiscal Year 2012. Additional non-cash pretax impairment charges associated with the six restaurant closings in August 2011 were subsequently recorded during Fiscal Year 2012: a) $94,000 in the third quarter of Fiscal 2012 (based on a contract that was accepted on one of the properties that was less than the original estimate of its fair value) and b) $294,000 was recorded in the fourth quarter of Fiscal Year 2012 to reflect revised opinions of value on the remaining properties, which had been received from real estate brokers.
In May 2012, the remaining 29 Golden Corrals were sold to GCC for $49.8 million (before closing adjustments), which resulted in a pretax loss of $5,590,000, of which $5,257,000 was recorded in the fourth quarter of Fiscal Year 2012. Results for the Golden Corral segment are now reported as discontinued operations for all periods presented in the Consolidated Financial Statements.
The following table recaps the earnings or loss components of the Company's Consolidated Statement of Earnings.

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
	(in thousands, except per share data)
Earnings from continuing operations before income taxes	$9,487	$7,016	$9,821
Earnings from continuing operations	$6,974	$5,802	$7,105
Diluted EPS from continuing operations	$1.38	$1.17	$1.40
(Loss) earnings from discontinued operations, net of tax	$(158)	$(3,653)	$2,368
Diluted EPS from discontinued operations	$(0.03)	$(0.74)	$0.47
Net earnings	$6,816	$2,149	$9,473
Diluted net EPS	$1.35	$0.43	$1.87

Weighted average diluted shares outstanding	5,045	4,952	5,068
Factors having a notable effect on earnings from continuing operations before income taxes when comparing Fiscal Year 2013 with Fiscal Year 2012 and Fiscal Year 2011:

•
Consolidated restaurant sales in Fiscal Years 2013, 2012 and 2011 were $203,712,000, $205,083,000 and $201,717,000, respectively. The increases are primarily attributable to more Big Boy restaurants in operation.

•	Big Boy same store sales decreased 0.3 percent in Fiscal Year 2013, which followed a 0.5 percent increase in Fiscal Year 2012.

•	As a percentage of sales, consolidated food costs were 33.5 percent in Fiscal Year 2013, 33.7 percent in Fiscal Year 2012 and 32.9 percent in Fiscal Year 2011.

•	As a percentage of sales, consolidated payroll and related costs were 34.9 percent in Fiscal Year 2013, 35.3 percent in Fiscal Year 2012 and 35.4 percent in Fiscal Year 2011.

•	New store opening costs were $592,000 in Fiscal Year 2013, $398,000 in Fiscal Year 2012 and $1,073,000 in Fiscal Year 2011.

•	Share based compensation costs were $745,000 in Fiscal Year 2013, $938,000 in Fiscal Year 2012 and $421,000 in Fiscal Year 2011.

•	The CEO's incentive compensation was $409,000 in Fiscal Year 2013, zero in Fiscal Year 2012 and $265,000 in Fiscal Year 2011.

•	Gains & losses on the sale of real estate – Losses of $14,000 and $40,000 respectively, were recorded in Fiscal Years 2013 and 2011. A gain of $200,000 was recorded in Fiscal Year 2012.

•	Impairment of long-lived assets - charges of $390,000 were recorded in Fiscal Year 2013, $1,229,000 in Fiscal Year 2012 and zero in Fiscal Year 2011.
Income tax expense included in net earnings for Fiscal Year 2013 amounted to $2,671,000. An income tax benefit of $1,494,000 was recorded in net earnings for Fiscal Year 2012, which was the result of applying available tax credits (principally federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit that was realized on the tax return for Fiscal Year 2012) against a very low level of pretax earnings for the year. Total income tax expense for Fiscal Year 2011 amounted to $3,717,000.
On July 25, 2012, the Board of Directors declared a special one-time dividend of $9.50 per share that was payable September 14, 2012. The total for the special dividend that was paid on September 14, 2012 amounted to $47,963,000, which was based on 5,048,711 shares outstanding on August 31, 2012.
Underfunded status in the Company sponsored pension plan decreased to $8,530,000 as of May 28, 2013, down from $14,786,000 at May 29, 2012. The improvement in underfunded position, driven by market gains in the assets of the pension plan, increased equity by $3,566,000, net of tax, which was effected through a credit to accumulated other comprehensive loss.

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

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
	(in thousands)
Frisch's Big Boy restaurants operated by the Company	$192,891	$194,398	$191,493
Wholesale sales to licensees	9,537	9,434	8,990
Wholesale sales to groceries	1,284	1,251	1,234
Total sales	$203,712	$205,083	$201,717
A breakdown of changes in Frisch's Big Boy same store sales by quarter follows:

Same store sales changes	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Fiscal Year 2013	(0.2)%	(1.7)%	(0.9)%	1.0%	(0.3)%
Fiscal Year 2012	(0.2)%	0.4%	1.7%	(1.7)%	0.5%

The same store sales comparisons include average menu price increases of 1.1 percent, 1.2 percent, and 1.0 percent, implemented respectively near the ends of the third quarters of Fiscal Years 2013, 2012 and 2011. The first quarters of Fiscal Years 2013, 2012 and 2011 included average menu price increases of 0.9 percent, 1.5 percent, and 1.0 percent, respectively. Another increase is currently being planned for implementation in the first quarter of Fiscal Year 2014 (September 2013). Customer counts in same stores were 2.8 percent lower in Fiscal Year 2013 compared with Fiscal Year 2012, which was 2.1 percent lower than Fiscal Year 2011. While higher menu prices may contribute to the overall trend in lower customer traffic, management believes larger factors are the chronically high unemployment rate in the Midwest and the persistency of high gasoline prices, both of which continue to restrict the disposable income of the customer base, which in turn limits sales growth opportunities.
The Company operated 95 Big Boy restaurants as of May 28, 2013. The count of 95 includes the following openings and closings since the beginning of Fiscal Year 2011 (June 2010):
Fiscal Year 2013

•	Opened new unit in March 2013 in Sidney, Ohio (Dayton market)

•	Opened new unit in August 2012 near Cincinnati, Ohio
Fiscal Year 2012

•	Closed unit in May 2012 in Cincinnati, Ohio

•	Closed unit in May 2012 in Elizabethtown, Kentucky (Louisville market)

•	Closed unit in December 2011 in Columbus, Ohio

•	Opened new unit in October 2011 in Highland Heights, Kentucky (Cincinnati market - replaced unit in Ft. Thomas, Kentucky)

•	Closed unit in September 2011 in Ft. Thomas, Kentucky (Cincinnati market)

•	Opened new unit in July 2011 near Cincinnati, Ohio
Fiscal Year 2011

•	Opened new unit in December 2010 in Heath, Ohio (Columbus market)

•	Opened new unit in October 2010 in Elizabethtown, Kentucky (Louisville market)

•	Opened new unit in August 2010 near Dayton, Ohio

•	Opened new unit in July 2010 in Louisville, Kentucky

Planned Big Boy Openings in Fiscal Year 2014

•	Lexington, Kentucky - December 2013
Proposed regulations of the menu labeling provisions of the federal Patient Protection and Affordable Care Act (enacted March 2010) were issued by the U.S. Food and Drug Administration (FDA) on April 1, 2011. Nutritional information will be required to appear on menus no later than six months after the FDA publishes the final rule, which it had yet to do as of June 2013. Sales volumes could be adversely affected if customers significantly alter their dining choices as a result of the requirement to add nutritional information to menus.
The Payment Card Industry Security Standards Council (PCI) has a data security standard with which all organizations that process card payments must comply. The standard is intended to prevent credit card fraud by focusing on the internal controls of processing and storing such data. PCI requires an annual audit to certify the Company's compliance with the required internal controls. The Company received its Attestations of Compliance in June 2011, June 2012 and again in June 2013. A finding of non-compliance could restrict the Company from accepting credit and debit cards as a form of payment.
Plans to significantly expand the Company's grocery line business were delayed in Fiscal Year 2013. Revamped plans are being developed to add "Frisch's" brand of salad dressings in grocery stores, joining "Frisch's" brand tartar sauce, which has been a long-standing staple on grocery store shelves in Ohio, Kentucky and Indiana. Since "Big Boy" is no longer branded on labels, the new "Frisch's" brand may now enter previously restricted markets.
Gross Profit
The determination of gross profit is shown with operating percentages in the following table. The table is intended to supplement the cost of sales discussion that follows. Cost of sales is comprised of food and paper costs, payroll and related costs, and other operating costs.

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Sales	100.0%	100.0%	100.0%
Food and paper	33.5%	33.7%	32.9%
Payroll and related	34.9%	35.3%	35.4%
Other operating costs (including opening costs)	20.5%	20.6%	20.4%
Gross profit	11.1%	10.4%	11.3%
The cost of food remains at all time highs. According to a recent report from the National Restaurant Association, restaurant owners have experienced a 30 percent increase in food costs over the last six years. Hamburger and bacon have the greatest consumption of all items in the Company's menu mix. The price of hamburger continues at record highs driven by a) the high cost of corn, which is the primary feed ingredient for cattle, hogs and poultry, and b) record low beef supplies and strong demand for exports. The U.S. corn supply was weakened in the summer of 2012 by drought conditions in the nation's corn belt and the continuation of federal energy policies that divert sizable portions of the domestic crop to energy production rather than to the nation's food supply. Corn prices are expected to remain volatile through the summer of 2013. A forecast from the United States Department of Agriculture projects some relief from high corn prices in 2014. Beef prices had moderated somewhat after hitting record high prices in the early part of the summer of 2012, but by mid autumn had again begun to increase steadily, peaking in April 2013, before retreating slightly.
Although the Company does not use financial instruments as a hedge against changes in commodity prices, purchase contracts for some commodities may contain provisions that limit the price the Company will pay. In addition, the effect of commodity price increases is actively managed with changes to the menu mix, together with periodic increases in menu prices. However, rapid escalations in the cost of food can be problematic to effective menu management, as evidenced by the three year trend in the above table despite higher prices being charged to customers.
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

Although there is no seasonal fluctuation in employment levels, the number of hours worked by hourly paid employees has always been managed closely according to sales patterns in individual restaurants. However, the effects of paying the mandated higher hourly rates of pay have been and are continuing to be countered through the combination of reductions in the number of scheduled labor hours and higher menu prices charged to customers. Without benefit of reductions in labor hours, the Ohio minimum wage increase on January 1, 2012 would have added an estimated $420,000 to annual payroll costs in Ohio restaurant operations, and the increase on January 1, 2013 would add approximately $320,000 if there were to be no further schedule reductions in labor hours.
Other factors also continue to have an adverse effect on payroll and related costs. These factors include higher costs associated with benefit programs sponsored by the Company, including medical insurance premiums and pension related costs.
Although medical insurance rates remain at all time highs, rates for the 2013 calendar plan year remained the same as the rates for the 2012 calendar plan year. Actual costs for the 2013 calendar plan year are projected to be approximately $8,300,000, slightly lower than 2012 calendar plan year, the result of fewer enrollees in the program. The Company has typically absorbed 80 percent of the cost for medical premiums, with employees contributing the remaining 20 percent.
Management continues to analyze and evaluate health care reform legislation (the federal Patient Protection and Affordable Care Act, enacted March 2010) to determine the future short and long term effects upon the Company, while developing various strategies to mitigate the expected financial burden of compliance with the mandate when it becomes fully effective on January 1, 2014. (In July 2013, the U. S. Treasury Department announced that this provision had been postponed until January 1, 2015.) Among other responses, it is likely that employees will be contributing more than 20 percent of premium cost and benefit design changes may be implemented.
Net periodic pension cost (including amounts charged to discontinued operations) was $3,247,000, $2,746,000 and $3,025,000 respectively, in Fiscal Years 2013, 2012 and 2011. The higher net periodic pension expense for Fiscal Year 2013 was driven by a lower discount rate of 100 basis points and the negative actual return on plan assets that was experienced in Fiscal Year 2012. Net periodic pension expense for Fiscal Year 2012 received a benefit in excess of $550,000 from changes in assumptions relating to retirement, termination and marriage. Fiscal Year 2012's net periodic pension cost also included the effect of a curtailment credit of $16,000 from the termination of Golden Corral employees and a settlement loss of $157,000. No settlement losses were incurred in Fiscal Years 2013 or 2011. Settlement losses are triggered when the sum of all settlements (lump sum cash outs) exceed interest and service cost. No settlement losses are currently expected in Fiscal Year 2014.
The expected long-term rate of return on plan assets used to compute pension cost was 7.50 percent in each of Fiscal Years 2013, 2012 and 2011. The assumption will be lowered to 7.25 percent for the determination of pension costs for Fiscal Year 2014, which will add an estimated $80,000 to net periodic pension cost. The discount rate used in the actuarial assumptions to compute pension costs was 4.25 percent in Fiscal Year 2013, which was lowered from 5.25 percent in Fiscal Year 2012 and from 5.50 percent in Fiscal Year 2011. The rate for Fiscal Year 2014 will be increased to 4.40 percent, which will subtract an estimated $90,000 from net periodic pension cost. The rate of compensation increase used to calculate pension costs was 4.0 percent in each of Fiscal Years 2013, 2012 and 2011, and will remain at 4.0 percent for Fiscal Year 2014 .
Net periodic pension cost for Fiscal Year 2014 is currently estimated at approximately $1,864,000. The primary drivers of the 42 percent decrease from Fiscal Year 2013 are the higher discount rate and a much higher actual return on plan assets that was experienced during Fiscal Year 2013.
Contributions made to Company sponsored plans were $2,394,000, $2,100,000 and $1,600,000 respectively, in Fiscal Years 2013, 2012 and 2011. Contributions for Fiscal Year 2014 are currently anticipated to be at least $2,000,000, which includes amounts to meet minimum legal funding requirements and potential discretionary contributions. Future funding of the pension plans largely depends upon the performance of investments that are held in trusts that have been established for the defined benefit pension plan. Equity securities comprise 70 percent of the target allocation of the plan's assets. The fair value of all the plan's assets was $33,376,000, $26,684,000 and $27,906,000 respectively at the end of Fiscal Years 2013, 2012 and 2011. Although equity markets have since made significant rebounds, the market declines experienced in 2009, when the fair value of plan assets was lowered to $19,744,000 from $26,213,000 at the end of the previous year, continue to adversely affect funding requirements.
Pension accounting standards require the overfunded or underfunded status of defined benefit pension plans to be recognized as an asset or liability in the Company’s Consolidated Balance Sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations (PBO). Underfunded status at May 28, 2013 decreased to $8,530,000 (fair value of plan assets $33,376,000 versus PBO of $41,906,000) from $14,786,000 (fair value of plan assets $26,684,000 versus PBO of $41,470,000) at May 29, 2012. The PBO as of May 28, 2013 and May 29, 2012 includes former Golden Corral employees measured at accumulated benefit obligation (no projections for future salary increases or additional years of credited service).
The Company’s equity was increased $3,566,000, net of tax, at May 28, 2013 to establish underfunded status at $8,530,000. The increase in equity was effected through a credit to accumulated other comprehensive loss. Equity was decreased $3,943,000, net of tax, to establish underfunded status of $14,786,000 at May 29, 2012, which was effected through a charge to accumulated other comprehensive loss.
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
Other operating costs include occupancy costs such as maintenance, rent, depreciation, abandonment losses, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, new restaurant opening costs, and many other restaurant operating costs. Opening costs can have a significant effect on the operating costs. Opening costs in Fiscal Years 2013, 2012 and 2011 were $592,000, $398,000, and $1,073,000 respectively. As most of the other typical expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store sales levels. In other words, percentages will generally rise when sales decrease and percentages will generally decrease when sales increase.
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
Administrative and advertising expense was $13,074,000, $13,379,000 and $12,517,000 respectively in Fiscal Years 2013, 2012 and 2011. Advertising expense represents the largest component of these costs, which was $4,855,000, $4,911,000, and $4,910,000 respectively in Fiscal Years 2013, 2012 and 2011. Spending for advertising and marketing programs is proportionate to sales levels, reflecting the Company’s long-standing policy to spend a constant percentage of sales on advertising and marketing. All other administrative costs were $8,219,000, $8,468,000 and $7,607,000 respectively in Fiscal Years 2013, 2012 and 2011. The Chief Executive Officer’s (CEO) incentive compensation was included in other administrative costs as follows: $409,000, zero and $265,000 respectively was accrued in Fiscal Years 2013, 2012 and 2011. Other administrative costs for Fiscal Year 2013 also benefited from the resignation of the Chief Operating Officer (COO) in September 2012, who is not being replaced. Stock based compensation costs included in other administrative costs were $745,000, $938,000 and $421,000 respectively in Fiscal Years 2013, 2012 and 2011. Stock based compensation cost for Fiscal Year 2012 included $371,000 for an unrestricted stock award to the CEO. The unrestricted stock award was granted in exchange for the CEO's termination of an option to purchase 40,000 shares of the Company's common stock.

Revenue from franchise fees is based upon sales volumes generated by Frisch's Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of May 28, 2013, 25 Frisch's Big Boy restaurants were licensed to other operators and paying franchise fees to the Company. No licensed Frisch's Big Boy restaurants opened or closed during any of the periods presented in this MD&A. Other revenue also includes certain other fees earned from Frisch's Big Boy restaurants licensed to others along with minor amounts of rent and investment income.
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
Losses from the sales of real property amounted to $14,000 in Fiscal Year 2013. The losses were from the sales of two former Frisch's Big Boy restaurants (for which previous charges for impairment of assets totaled $1,167,000 - $131,000 in Fiscal Year 2013 and $1,036,000 in Fiscal Year 2012) and one of the Golden Corral restaurants that had closed in August 2011 (for which previous charges for impairment of assets totaled $976,000 in Fiscal Year 2012 - reported in Discontinued Operations). Proceeds from the sales of the three former restaurants amounted to $2,636,000 in Fiscal Year 2013.
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
Impairment of assets charges in Fiscal Year 2013 amounted to $390,000. Reflecting the continuation of soft local market conditions, the 2013 impairment charges consisted of $212,000 to lower the fair values of the three former Golden Corral restaurants that had closed in August 2011, which remain to be sold as of May 28, 2013, and $178,000 to lower the fair values of three former Frisch's Big Boy restaurants (two of which were sold in Fiscal Year 2013 - see preceding paragraphs).
Impairment of assets charges in Fiscal Year 2012 amounted to $1,229,000, which included a charge of $901,000 associated with one under performing Frisch's Big Boy restaurant that was permanently closed near the end of Fiscal Year 2012 (which was sold in Fiscal Year 2013 - see preceding paragraphs), and $328,000 to lower the previous estimates of the fair values of two former Frisch's Big Boy restaurants that had been held for sale for several years (one of which was sold in Fiscal Year 2013 - see preceding paragraphs).
No charges for impairment of assets were recorded during Fiscal Year 2011.
Interest Expense
Interest expense was $963,000, $1,414,000 and $1,582,000 respectively, in Fiscal Years 2013, 2012 and 2011. The decreases are primarily the result of lower debt levels.
Income Taxes
Income tax expense as a percentage of pre-tax earnings was 26.5 percent in Fiscal Year 2013, 17.3 percent in Fiscal Year 2012 and 27.7 percent in Fiscal Year 2011. The effective rates have been kept consistently low through the Company’s use of available tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the federal Work Opportunity Tax Credit (WOTC). These credits are generally more favorable to the effective tax rate when lower levels of pretax earnings are experienced, as occurred in Fiscal Year 2012.

Tax returns that the Company files in Indiana and Kentucky have net operating losses (NOL's) from prior periods to which the application of statutory tax rates results in a total tax benefit of approximately $222,000. However, a 100 percent valuation allowance (VA) was applied to these NOL's in Fiscal Year 2013, as management believes that it is more likely than not that the total tax benefit will not be realized. Fiscal Year 2012 included NOL's that resulted in tax benefits totaling $199,000, of which a VA was applied to $87,000 while $112,000 was recognized in the provision for income tax expense in Fiscal Year 2012.
Management periodically assesses the likelihood of realization of net deferred tax assets based on historical, current and future (expected) operating results. A VA is recorded if management believes the Company's net deferred tax assets will not be realized. In addition, management monitors the realization of valuation allowances and may consider their release in the future based on any positive evidence that may become available.
The Company believes it has no uncertain tax positions that have been filed or that are expected to be taken on a future tax return. The Internal Revenue Service (IRS) completed its examination of the Company’s tax return for Fiscal Year 2009 in November

2010. The examination resulted in no changes. The IRS is currently examining the Company's tax return for Fiscal Year 2011, which was filed in February 2012.

DISCONTINUED OPERATIONS
On May 16, 2012, the Company closed on the sale of its Golden Corral restaurant operations to Golden Corral Corporation, from which the Company had previously been granted licenses to operate the 29 restaurants that comprised the assets that were sold in the transaction. The Company recorded a pretax loss on the sale of $5,590,000 ($5,257,000 in the fourth quarter) during Fiscal Year 2012.
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
Results of discontinued operations are shown in the following table:

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
		(50 weeks)	(52 weeks)
	(in thousands)
Sales	$—	$92,227	$101,824

Food and paper	—	35,420	39,135
Payroll and related	—	26,605	29,576
Other operating costs	—	24,027	26,978
	—	86,052	95,689

Gross profit	—	6,175	6,135

Administrative and advertising	—	2,580	2,767
(Gain) loss on sale of assets	—	(22)	—
Loss on sale of Golden Corral	—	5,590	—
Impairment of long-lived assets	—	4,388	—

(Loss) earnings from discontinued operations before income taxes	—	(6,361)	3,368

Income taxes	158	(2,708)	1,000

(Loss) earnings from discontinued operations, net of tax	$(158)	$(3,653)	$2,368

LIQUIDITY AND CAPITAL RESOURCES
Sources of Funds
Food sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are available immediately for the Company’s use, as substantially all sales to restaurant customers are received in currency or are settled by debit or credit cards. The primary source of cash provided by operating activities is net earnings plus depreciation and impairment of assets, if any. Other sources of cash may include borrowing against credit lines, proceeds received when stock options are exercised and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (principally restaurant expansion and remodeling costs), capital stock repurchases and dividends.

Working Capital Practices
The Company has historically maintained a strategic negative working capital position, which is a common practice in the restaurant industry. As significant cash flows are provided consistently by operations and credit lines remain readily available, this practice should not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments shown in the following table.

Aggregated Information about Contractual Obligations and Commercial Commitments as of May 28, 2013:

			Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$14,446	$4,846	$3,652	$2,721	$1,654	$1,235	$338
	Interest on Long-Term Debt (estimated)	1,193	559	334	175	88	33	4
	Rent due under Capital Lease Obligations	3,083	367	367	367	342	215	1,425
1	Rent due under Operating Leases	13,747	1,065	943	839	853	877	9,170
2	Purchase Obligations	9,745	9,351	306	55	33	—	—
3	Other Long-Term Obligations	395	236	159	—	—	—	—
	Total Contractual Cash Obligations	$42,609	$16,424	$5,761	$4,157	$2,970	$2,360	$10,937

1.	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2.
Consists primarily of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property, if any. Does not include agreements that can be canceled without penalty.

3.	Deferred compensation liability (undiscounted).

The Company's working capital deficit was $4,840,000 as of May 28, 2013, which included $1,000,000 invested in commercial paper. Working capital at May 29, 2012 was $37,753,000, including $42,000,000 invested in commercial paper, which was from the proceeds of the May 2012 sale of 29 Golden Corral restaurants. The $42,000,000 in commercial paper was converted to cash on September 14, 2012 to fund a special dividend of $9.50 per share (see Financing Activities below). Also as of May 29, 2012, the sum of $3,493,000 (restricted cash - principally from the Golden Corral sale proceeds) was being held by a third party intermediary in anticipation of completing qualifying like kind exchanges in order to defer taxable gains pursuant to Section 1031 of the Internal Revenue Code. In July and August 2012, all of the restricted cash was returned to the Company's treasury from the third party intermediary because suitable like kind exchanges could not be identified.
A financing package of unsecured credit facilities has been in place for many years with the same lending institution, currently styled (since April 2012) as the 2012 Loan Agreement. The following amounts are readily available to be borrowed at any time through October 15, 2013:

•	Construction Loan - $15,000,000 currently available

•	Revolving Loan - $5,000,000 currently available to fund temporary working capital
The Company expects to encounter no difficulties in extending the 2012 Loan Agreement before it expires on October 15, 2013. The Company is in full compliance with the covenants contained in the 2012 Loan Agreement.
Operating Activities
Net cash provided by continuing operations was $19,933,000 in Fiscal Year 2013, which compares with $14,257,000 in Fiscal Year 2012 and $20,007,000 Fiscal Year 2011. Management measures cash flows from continuing operations by simply adding back certain non-cash expenses to earnings from continuing operations, which has the effect of excluding normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from year to year. These non-cash expenses include items such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of long-lived assets (if any), stock based compensation costs and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the Consolidated Statement of Cash Flows: $19,301,000 in Fiscal Year 2013, $18,288,000 in Fiscal Year 2012 and $18,469,000 in Fiscal Year 2011.

An automatic Change in Accounting Method was filed with the Internal Revenue Service (IRS) in Fiscal Year 2011, to allow immediate deduction of certain repairs and maintenance costs, replacing the previous treatment that had capitalized these costs.

In December 2011, the IRS issued new temporary and proposed regulations on tangible property that significantly departs from the prior proposed regulations on which the Company's Change in Accounting Method was based. In November 2012, the IRS issued notice alerting taxpayers that final regulations regarding repairs would be released in 2013. The final regulations are expected to be effective for the Company's Fiscal Year 2015 (June 4, 2014 to June 2, 2015). The Company will comply with the final regulations once issued by the IRS.
Net cash provided by discontinued operations in Fiscal Year 2012 was determined as follows: normal changes in assets and liabilities plus certain non-cash expenses, such as depreciation, the loss on the sale of 29 restaurants net of the gain on the sale of other properties, and charges for the impairment of long-lived assets, were added back to the loss from discontinued operations, net of tax. The same basic formula was used for Fiscal Year 2011.
Investing Activities
Capital spending is normally the principal component of the Company’s investing activities. Capital spending was $9,837,000 during Fiscal Year 2013 down slightly from $10,731,000 in Fiscal Year 2012, and $17,148,000 in Fiscal Year 2011 . These capital expenditures typically consist of site acquisitions for expansion, new restaurant construction (two, two and four new Frisch's Big Boy restaurants were opened respectively in Fiscal Years 2013, 2012 and 2011), plus ongoing reinvestments in existing restaurants including remodeling jobs, routine equipment replacements and other maintenance capital outlays.
Proceeds from disposition of property during Fiscal Year 2013 amounted to $2,680,000, consisting of $2,636,000 in real property and $44,000 from transactions to sell used equipment and / or other operating assets. The proceeds from dispositions of real property were from the August 2012 sale of one of the Golden Corral restaurants that had closed in August 2011, and the sales of former Frisch's Big Boy restaurants in October 2012 and in May 2013. In Fiscal Year 2012, proceeds from dispositions of property amounted to $461,000, which included $393,000 from the February 2012 sale of a former Frisch's Big Boy restaurant. In Fiscal Year 2011, proceeds from dispositions of property were $423,000, $386,000 of which was the result of the March 2011 sale of certain surplus property. One former Frisch's Big Boy restaurant, three former Golden Corral restaurants (permanently closed August 2011) and eight surplus land locations are currently held for sale at an aggregate asking price of approximately $6,900,000.
Net cash provided by discontinued investing activities amounted to $46,872,000 during Fiscal Year 2012, primarily from the sale proceeds of the 29 Golden Corral restaurants in May 2012, together with proceeds from the sale of two of the six Golden Corral restaurants (permanently closed August 2011) and net of all capital expenditures that occurred prior to the sale of the 29 restaurants and the six permanent closures. Net cash used in discontinued investing activities in Fiscal Year 2011 was principally for capital spending, which was mostly for remodel jobs and routine equipment replacements.
Financing Activities
No new borrowing against credit lines was necessary during Fiscal Year 2013. Scheduled and other payments of long-term debt and capital lease obligations amounted to $6,776,000 during Fiscal Year 2013.
Regular quarterly cash dividends to shareholders amounted to $3,218,000 in Fiscal Year 2013, or $0.64 per share. The dividend per share was $0.63 in Fiscal Year 2012 and $0.58 in Fiscal Year 2011. Another $0.16 per share quarterly dividend was declared on June 12, 2013. Its payment on July 10, 2013 was the 210th consecutive quarterly dividend paid by the Company. The Company currently expects to continue its 53 year practice of paying regular quarterly cash dividends.
On July 25, 2012, the Board of Directors declared a special one-time dividend of $9.50 per share that was payable September 14, 2012 to shareholders of record on August 31, 2012. The total for the special dividend that was paid on September 14, 2012 amounted to $47,963,000, which was based on 5,048,711 shares outstanding on August 31, 2012.
During Fiscal Year 2013, 320,416 shares of the Company’s common stock were re-issued from the Company's treasury pursuant to the exercise of stock options. The aggregate strike price for the options was $7,467,000, of which $2,398,000 was received in cash and $5,069,000 was charged to the treasury stock account to record shares re-acquired in connection with the exercise of "cashless" stock options that would normally be settled through a broker on the open market. As of May 28, 2013, 72,503 shares granted under the Company's stock option plans remained outstanding, including 64,334 fully vested shares at a weighted average exercise price of $18.96. The closing price of the Company's stock on May 28, 2013 was $17.15. The intrinsic value of 31,500 fully vested "In The Money" options was $75,000, which, if exercised, would yield $465,000 in proceeds to the Company. No stock options have been granted since June 2010.
Shareholders approved the 2012 Stock option and Incentive Plan (2012 Plan) in October 2012, which authorizes 500,000 shares to be awarded. The 2012 Plan canceled all remaining shares that had been available to be awarded under the 2003 Stock Option and Incentive Plan (2003 Plan). On October 3, 2012, 14,245 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 2,035 restricted shares was granted to the Chief Executive Officer (CEO) pursuant to the terms of his employment contract. All restricted shares awarded on October 3, 2012 were awarded under the 2012 Plan, the total value of which amounted to $320,000, which is being expensed ratably (which began in the Second Quarter of Fiscal 2013) over a one year vesting period ($197,000 in Fiscal Year 2013). The total value of restricted shares issued to non-employee members of the Board of Directors (14,560 shares) and the CEO (2,080 shares) in October 2011 (awarded under the 2003 Plan) also amounted to $320,000, of which $123,000 was expensed during Fiscal Year 2013. All restricted shares vest in full on the first anniversary date of the award, unless accelerated by the Compensation Committee of the Board of Directors. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service or employment ends, except that enough shares may be sold to satisfy tax obligations attributable to the grants.
Under the CEO's three year Employment Agreement that was effective May 30, 2012 (the first day of Fiscal Year 2013), the Compensation Committee of the Board of Directors will consider the CEO for the grant of a Performance Award as permitted by the 2003 Plan. The Committee granted a performance Award to the CEO on May 30, 2012 to govern the CEO's incentive compensation for Fiscal Year 2013. The CEO's Employment Agreement was amended in June 2013 to allow the Committee to grant Performance Awards to the CEO under the 2012 Plan. The Committee granted a new two year Performance Award to the CEO effective May 29, 2013 to govern the CEO's incentive compensation for the last two years of the Employment Agreement (Fiscal Years 2014 and 2015).
In June 2012, a group of executive officers (excluding the CEO) and other key employees were granted an aggregate award of 4,850 unrestricted shares (2003 Plan) of the Company's common stock, the total value of which amounted to $127,000 and which was expensed immediately. In June 2011, the CEO was granted an unrestricted stock award of 17,364 shares (2003 Plan) and a group of executive officers and other key employees were granted an aggregate award of 7,141 restricted shares (2003 Plan) of common stock. The total value of the unrestricted award to the CEO amounted to $371,000, which was expensed immediately. The total value of the restricted awards to the executive officers and other key employees amounted to $150,000, which was expensed ratably over the one year vesting period.
In recognition of their performance during Fiscal Year 2013, a group of executive officers (excluding the CEO) and other key employees was granted an aggregate award of 13,450 shares of unrestricted stock (2012 Plan) in June 2013. The total value of the award amounted to $244,000, all of which was accrued in Fiscal Year 2013.
The fair value of stock options granted and restricted stock issued is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. Although no stock options were granted during Fiscal Year 2013, compensation cost continued from the run-out of options granted in previous years. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the Consolidated Statement of Earnings:

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
		(in thousands)
Stock options granted	$54	$137	$273
Restricted stock issued	320	430	148
Unrestricted stock issued	127	371	—
Unrestricted stock accrued	244	—	—
Share-based compensation cost, pretax	$745	$938	$421
On July 25, 2012, the Board of Directors authorized the purchase over a three year period, on the open market and in privately negotiated transactions, up to 450,000 shares of the Company's common stock. During Fiscal Year 2013, the Company re-acquired 212,929 shares under the program at a cost of $6,708,000, which includes 32,000 shares that had been beneficially owned by the CEO and 180,929 shares that were re-acquired in connection with the exercise of "cashless" stock options that normally settle through a broker on the open market.
Separate from the repurchase program, the Company's treasury acquired 5,227 shares of its common stock during Fiscal Year 2013 at a cost of $119,000 to cover withholding tax obligations in connection with restricted and unrestricted stock awards.
Other Information
Two new Frisch's Big Boy restaurants opened for business during Fiscal Year 2013. The first opened in August 2012 on land that was acquired in fee simple title in April 2010. The other new Frisch's Big Boy restaurant opened in March 2013 on ground that is leased to the Company. No construction of any new Frisch's Big Boy restaurants was in progress as of May 28, 2013. Construction was begun in June 2013 on land in Lexington, Kentucky shortly after the land was acquired in fee simple title in June 2013. Several other sites owned by the Company have been "land banked" for possible future development.

Including land and land improvements, the cost required to build and equip each new Frisch's Big Boy restaurant currently ranges from $2,500,000 to $3,400,000. The actual cost depends greatly on the price paid for the land and the cost of land improvements, both of which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether new restaurants are constructed using plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its smaller adaptation, the 2010 building prototype (5,000 square feet with seating for 148 guests), which is used in smaller trade areas. The smaller 2010 building prototype plan was used to construct both of the new Frisch's Big Boy restaurants that opened during Fiscal Year 2013. The larger 2001 building prototype is being used to build the Frisch's Big Boy restaurant in Lexington, Kentucky that is expected to open in December 2013.
Approximately one-fifth of the Frisch's Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with that of newly constructed restaurants. The current average cost to renovate a Frisch's Big Boy restaurant ranges from $80,000 to $215,000, depending on age and other factors. The Fiscal Year 2014 remodeling budget is $3,030,000 for 18 planned remodel jobs. Certain high-volume restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether an expansion of the dining room is warranted. A typical kitchen redesign costs approximately $150,000 and a dining room expansion can cost up to $750,000. One restaurant is scheduled to receive a dining room expansion and a third cook line added to its kitchen in Fiscal Year 2014.
Part of the Company’s strategic plan entails owning the land on which it builds new restaurants. However, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. As of May 28, 2013, 15 Frisch's Big Boy restaurants were in operation on non-owned premises - one capital lease and 14 operating leases. The count of 15 restaurants on non-owned premises includes one new Frisch's Big Boy restaurant that opened in March 2013 on land that is leased (operating lease) to the Company, bringing to six the number of Frisch's Big Boy restaurants that have opened since 2003 on leased land.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the restaurants to GCC. The amount remaining under contingent lease obligations totaled $6,965,000 as of May 28, 2013, for which the aggregate average annual lease payments approximate $655,000 in each of the next five years. Since there is no reason to believe that GCC is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.
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
Self Insurance
The Company self-insures a significant portion of expected losses from its workers’ compensation program in the state of Ohio. The Company purchases coverage from an insurance company for protection against individual claims in excess of $300,000. Reserves for claims expense include a provision for incurred but not reported claims. Each quarter, management reviews claims valued by the third party administrator (TPA) of the program and then applies experience and judgment to determine the most probable future value of incurred claims. As the TPA submits additional new information, management reviews it in light of historical claims for similar injuries, probability of settlement and other factors that might provide guidance in the determining the expected values of individual claims. In addition, an actuarial consulting company was engaged to provide an independent estimate of the Company's required unpaid loss and allocated loss adjustment expense for accidents occurring from the inception of the Company's self-insurance program through the May 28, 2013 evaluation date. As the expected value estimates provided by the actuarial consulting firm are developed over the range of reasonably possible (as opposed to all conceivable) outcomes, unexpected case developments could result in actual costs differing materially from estimated values presently carried in the self-insurance reserves.
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
To determine the long-term rate of return on plan assets, the committee considers a weighted average of the historical broad market return and the forward looking expected return. Returns are developed based on the plan's target asset allocation: 70 percent Domestic Equity, 25 percent Fixed Income and 5 percent Cash. The model to develop the historical broad market return assumes the widest period of historical data available for each asset class (as early as 1926 (in some cases) through 2012). Domestic equity securities are allocated equally between large cap and small cap funds, with fixed income securities allocated equally between long-term corporate/government bonds and intermediate-term government bonds. The model for the forward looking expected return uses a range of expected outcomes over a number of years based on the plan's asset allocation as noted above and assumptions about the return, variance, and co-variance for each asset class. The historical and forward looking returns are adjusted to reflect a 0.20 percent investment expense assumption representative of passive investments. The weighted average of the historical broad market return and the forward looking expected return is rounded to the level of the nearest 25 basis points to determine the overall expected rate of return on plan assets.
The discount rate is selected by matching the cash flows of the pension plan to that of a yield curve that provides the equivalent yields on zero-coupon bonds for each maturity. Benefit cash flows due in a particular year can be "settled" theoretically by "investing" them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the discount rate represents the equivalent single rate under a broad market AA yield curve (Above Mean Yield Curve as developed by the Company's actuarial consulting firm beginning with the May 28, 2013 measurement date). The yield curve is used to set the discount rate assumption using cash flows on an aggregate basis, which is then rounded to the level of the nearest 10 basis points.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Conditions in the financial and commodity markets are subject to change at any time,
The Company has no significant market risk exposure to interest rate changes as substantially all of its debt is currently financed with fixed interest rates, or will be converted to fixed rate term loans in the next six months. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. Any cash equivalents maintained by the Company have original maturities of 90 days or less. Cash may be in excess of FDIC limits. The Company does not use any foreign currency in its operations.
Operations are vertically integrated, using centralized purchasing and food preparation, provided through the Company’s commissary and food manufacturing plant. Management believes the commissary operation ensures uniform product quality and safety, timeliness of distribution to restaurants and creates efficiencies that ultimately result in lower food and supply costs.
Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside of management's control, including import and export restrictions, the influence of currency markets relative to the U.S. dollar, the effects of supply versus demand, production levels and the impact that adverse weather conditions may have on crop yields. Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fresh produce, fish, French fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are normally for periods of one year or less but may have longer terms if favorable long-term pricing becomes available. Food supplies are generally plentiful and may be obtained from any number of suppliers, which mitigates the Company’s overall commodity cost risk. Quality, timeliness of deliveries and price are the principal determinants of source. The Company does not use financial instruments as a hedge against changes in commodity pricing.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of May 28, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 28, 2013 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of May 28, 2013 based on the criteria in Internal Control - Integrated Framework issued by the COSO.
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
The Company’s internal control over financial reporting as of May 28, 2013 has been audited by Grant Thornton LLP, as is stated in their report that is presented in these financial statements which appears herein.

July 24, 2013
Date

/s/ Craig F. Maier
Craig F. Maier
President and Chief Executive Officer

/s/ Mark R. Lanning
Mark R. Lanning
Vice President-Finance, Chief Financial Officer,
Principal Financial Officer
and Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Frisch’s Restaurants, Inc.
We have audited the accompanying consolidated balance sheets of Frisch’s Restaurants, Inc. (an Ohio corporation) and Subsidiaries (the “Company”) as of May 28, 2013 and May 29, 2012, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frisch’s Restaurants, Inc. and Subsidiaries as of May 28, 2013 and May 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended May 28, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 5, 2013 expressed an unqualified opinion therein.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
August 5, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Frisch’s Restaurants, Inc.
We have audited the internal control over financial reporting of Frisch's Restaurants, Inc. (an Ohio Corporation) and Subsidiaries (the "Company") as of May 28, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended May 28, 2013, and our report dated August 5, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
August 5, 2013

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
May 28, 2013 and May 29, 2012
ASSETS

	2013	2012
Current Assets
Cash and equivalents	$4,255,996	$45,962,546
Restricted cash	—	3,492,803
Trade and other receivables	1,297,036	1,683,123
Inventories	5,764,834	5,589,553
Prepaid expenses, sundry deposits and other	686,397	708,440
Prepaid and deferred income taxes	2,417,140	2,300,995
Current assets of discontinued operations	—	190,120
Total current assets	14,421,403	59,927,580

Property and Equipment
Land and improvements	45,868,237	44,473,068
Buildings	74,172,526	72,218,910
Equipment and fixtures	80,735,154	77,935,903
Leasehold improvements and buildings on leased land	18,299,181	16,609,854
Capitalized leases	2,602,971	2,311,565
Construction in progress	416,811	1,414,514
	222,094,880	214,963,814
Less accumulated depreciation and amortization	119,950,217	112,825,024
Net property and equipment	102,144,663	102,138,790

Other Assets
Goodwill and other intangible assets	775,122	777,420
Investments in land	3,168,528	3,390,886
Property held for sale	5,236,209	8,093,084
Deferred income taxes	—	3,149,367
Other	2,966,360	2,491,654
Total other assets	12,146,219	17,902,411

Total assets	$128,712,285	$179,968,781
The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
May 28, 2013 and May 29, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY

	2013	2012
Current Liabilities
Long-term obligations due within one year
Long-term debt	$4,845,713	$6,592,637
Obligations under capitalized leases	235,874	162,683
Self insurance	275,425	972,915
Accounts payable	5,878,810	6,293,007
Accrued expenses	8,025,273	7,341,718
Income taxes	—	128,490
Current liabilities of discontinued operations	—	683,336
Total current liabilities	19,261,095	22,174,786

Long-Term Obligations
Long-term debt	9,600,156	14,445,869
Obligations under capitalized leases	2,050,477	1,526,244
Self insurance	1,159,562	1,268,667
Deferred income taxes	253,485	—
Underfunded pension obligation	8,529,729	14,785,312
Deferred compensation and other	4,201,858	4,043,068
Total long-term obligations	25,795,267	36,069,160

Commitments

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued 7,586,764 and 7,586,764 shares - stated value - $1.00	7,586,764	7,586,764
Additional contributed capital	69,408,436	65,909,780
	76,995,200	73,496,544

Accumulated other comprehensive loss	(4,323,674)	(9,006,202)
Retained earnings	50,924,984	95,289,648
	46,601,310	86,283,446

Less cost of treasury stock (2,524,309 and 2,648,158 shares)	39,940,587	38,055,155
Total shareholders’ equity	83,655,923	121,724,835

Total liabilities and shareholders’ equity	$128,712,285	$179,968,781
The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
Three years ended May 28, 2013

	2013	2012	2011
Sales	$203,712,158	$205,082,827	$201,716,896
Cost of sales
Food and paper	68,267,964	69,042,072	66,348,705
Payroll and related	71,176,326	72,369,501	71,491,262
Other operating costs	41,714,677	42,155,867	41,241,035
	181,158,967	183,567,440	179,081,002

Gross profit	22,553,191	21,515,387	22,635,894

Administrative and advertising	13,074,106	13,378,785	12,516,692
Franchise fees and other revenue	(1,376,157)	(1,322,051)	(1,324,362)
Loss (gain) on sale of assets	14,266	(199,633)	40,354
Impairment of long lived assets	390,100	1,228,760	—

Operating profit	10,450,876	8,429,526	11,403,210

Interest expense	963,447	1,413,962	1,582,205

Earnings from continuing operations before income taxes	9,487,429	7,015,564	9,821,005

Income taxes
Current
Federal	3,384,439	1,579,736	786,262
Less tax credits	(1,894,806)	(1,065,169)	(822,767)
State and municipal	216,783	567,424	226,738
Deferred	806,912	132,033	2,526,216
Total income taxes	2,513,328	1,214,024	2,716,449

Earnings from continuing operations	6,974,101	5,801,540	7,104,556

(Loss) earnings from discontinued operations, net of tax	(157,705)	(3,653,329)	2,368,033

NET EARNINGS	$6,816,396	$2,148,211	$9,472,589

Basic net earnings per share:
Earnings from continuing operations	$1.39	$1.18	$1.41
(Loss) earnings from discontinued operations	$(0.03)	$(0.74)	$0.47
Basic net earnings per share	$1.36	$0.44	$1.88

Diluted net earnings per share:
Earnings from continuing operations	$1.38	$1.17	$1.40
(Loss) earnings from discontinued operations	$(0.03)	$(0.74)	$0.47
Diluted net earnings per share	$1.35	$0.43	$1.87
All three fiscal years contained 52 weeks consisting of 364 days. The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Three years ended May 28, 2013

	2013	2012	2011
Net earnings	$6,816,396	$2,148,211	$9,472,589

Other comprehensive income
Amount recognized as a component of net periodic pension cost (1)	1,704,971	1,017,077	896,841
Current year actuarial gain (loss) on defined benefit pension plans	5,403,373	(6,243,816)	2,330,238
Change in defined benefit plans (pretax)	7,108,344	(5,226,739)	3,227,079
Tax effect	(2,425,816)	1,947,092	(1,097,207)
Change in defined benefit plans, net of tax	4,682,528	(3,279,647)	2,129,872

Comprehensive income (loss)	$11,498,924	$(1,131,436)	$11,602,461

(1) Approximately $156,000 and $160,000 respectively, of the amount recognized as a component of net periodic pension cost that was included in other comprehensive income was attributable to Golden Corral during Fiscal Years 2012 and 2011.

The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Three years ended May 28, 2013

	2013	2012	2011
Cash flows provided by (used in) operating activities:
Net earnings	$6,816,396	$2,148,211	$9,472,589
Less (loss) earnings from discontinued operations	(157,705)	(3,653,329)	2,368,033
Earnings from continuing operations	6,974,101	5,801,540	7,104,556
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	10,387,601	10,272,643	9,932,748
Loss (gain) on disposition of assets, including abandonment losses	195,359	(112,491)	217,470
Impairment of long lived assets	390,100	1,228,760	—
Stock-based compensation expense	501,460	938,505	420,922
Net periodic pension cost	3,246,761	2,258,684	2,394,134
Contributions to pension plans	(2,394,000)	(2,100,000)	(1,600,000)
	19,301,382	18,287,641	18,469,830
Changes in assets and liabilities:
Trade and other receivables	386,087	314,305	(463,629)
Inventories	(175,281)	(650,000)	265,521
Prepaid expenses and sundry deposits	22,043	612,149	(719,014)
Other assets	52,800	3,025	(77,330)
Prepaid and deferred income taxes	860,891	301,683	1,683,722
Accrued income taxes	288,779	130,427	170,186
Excess tax benefit from stock-based compensation	(417,269)	(3,800)	(223,296)
Accounts payable	(414,197)	(3,741,824)	(266,055)
Accrued expenses	675,091	(1,633,237)	535,463
Self insured obligations	(806,595)	335,786	336,798
Deferred compensation and other liabilities	158,790	301,275	295,247
	631,139	(4,030,211)	1,537,613
Net cash provided by continuing operations	19,932,521	14,257,430	20,007,443
Net cash provided by discontinued operations	(650,921)	9,524,626	9,335,787
Net cash provided by operating activities	19,281,600	23,782,056	29,343,230

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(9,837,448)	(10,731,367)	(17,148,875)
Proceeds from disposition of property	2,679,607	461,331	422,576
Change in restricted cash	3,492,803	(3,492,803)	—
Change in other assets	(477,475)	(92,546)	(440,588)
Net cash (used in) continuing investing activities	(4,142,513)	(13,855,385)	(17,166,887)
Net cash provided by (used in) discontinued investing activities	—	46,872,447	(2,554,519)
Net cash provided by (used in) investing activities	(4,142,513)	33,017,062	(19,721,406)

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	—	2,000,000	6,500,000
Payment of long-term debt and capital lease obligations	(6,776,341)	(11,542,394)	(7,734,211)
Cash dividends paid	(3,218,306)	(3,108,046)	(2,924,758)
Special cash dividend paid	(47,962,754)	—	—
Proceeds from stock options exercised	7,467,463	131,116	736,632
Other treasury shares re-issued	12,393	30,133	50,546
Treasury shares acquired	(6,826,858)	(642,514)	(4,680,224)
Excess tax benefit from stock options exercised	417,269	3,800	223,296
Employee stock purchase plan	41,497	(24,615)	5,001
Net cash (used in) financing activities	(56,845,637)	(13,152,520)	(7,823,718)

	2013	2012	2011

Net increase (decrease) in cash and equivalents	(41,706,550)	43,646,598	1,798,106
Cash and equivalents at beginning of year	45,962,546	2,315,948	517,842
Cash and equivalents at end of year	$4,255,996	$45,962,546	$2,315,948

Supplemental disclosures:
Interest paid	$1,001,628	$1,482,363	$1,560,703
Income taxes paid	$1,522,826	$1,525,778	$1,241,221
Income taxes refunded	$1,465	$893,336	$2,576
Lease transactions capitalized (non-cash)	$781,128	$—	$996,844
The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three years ended May 28, 2013

	Common stock at $1.00 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive loss	Retained earnings	Treasury shares	Total
Balance at June 1, 2010	$7,585,764	$65,222,878	$(7,856,427)	$89,701,652	$(34,559,851)	$120,094,016
Net earnings for the year	—	—	—	9,472,589	—	9,472,589
Other comprehensive loss, net of tax	—	—	2,129,872	—	—	2,129,872
Stock options exercised	1,000	(186,434)	—	—	922,066	736,632
Issuance of restricted stock	—	(166,338)	—	—	166,338	—
Excess tax benefit from stock options exercised	—	223,296	—	—	—	223,296
Stock based compensation cost	—	420,922	—	—	—	420,922
Other treasury shares re-issued	—	16,309	—	—	34,237	50,546
Treasury shares acquired	—	—	—	—	(4,680,224)	(4,680,224)
Employee stock purchase plan	—	5,001	—	—	—	5,001
Cash dividends paid - $0.58 per share	—	—	—	(2,924,758)	—	(2,924,758)
Balance at May 31, 2011	7,586,764	65,535,634	(5,726,555)	96,249,483	(38,117,434)	125,527,892
Net earnings for the year	—	—	—	2,148,211	—	2,148,211
Other comprehensive income, net of tax	—	—	(3,279,647)	—	—	(3,279,647)
Stock options exercised	—	30,605	—	—	100,511	131,116
Issuance of restricted stock	—	(334,903)	—	—	334,903	—
Excess tax benefit from stock options exercised	—	3,800	—	—	—	3,800
Stock based compensation cost	—	690,373	—	—	248,132	938,505
Other treasury shares re-issued	—	8,886	—	—	21,247	30,133
Treasury shares acquired	—	—	—	—	(642,514)	(642,514)
Employee stock purchase plan	—	(24,615)	—	—	—	(24,615)
Cash dividends paid - $0.63 per share	—	—	—	(3,108,046)	—	(3,108,046)
Balance at May 29, 2012	7,586,764	65,909,780	(9,006,202)	95,289,648	(38,055,155)	121,724,835
Net earnings for the year	—	—	—	6,816,396	—	6,816,396
Other comprehensive loss, net of tax	—	—	4,682,528	—	—	4,682,528
Stock options exercised	—	2,859,881	—	—	4,607,582	7,467,463
Issuance of restricted stock	—	(257,550)	—	—	257,550	—
Excess tax benefit from stock options exercised	—	417,269	—	—	—	417,269
Stock based compensation cost	—	431,766	—	—	69,694	501,460
Other treasury shares re-issued	—	5,793	—	—	6,600	12,393
Treasury shares acquired	—	—	—	—	(6,826,858)	(6,826,858)
Employee stock purchase plan	—	41,497	—	—	—	41,497
Special cash dividend - $9.50 per share	—	—	—	(47,962,754)	—	(47,962,754)
Cash dividends paid - $0.64 per share	—	—	—	(3,218,306)	—	(3,218,306)
Balance at May 28, 2013	$7,586,764	$69,408,436	$(4,323,674)	$50,924,984	$(39,940,587)	$83,655,923

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013

NOTE A – ACCOUNTING POLICIES
A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying Consolidated Financial Statements follows:
Description of the Business
Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.”All 95 Frisch's Big Boy restaurants operated by the Company as of May 28, 2013 are located in various regions of Ohio, Kentucky and Indiana. The Company owns the trademark “Frisch’s” and has exclusive, irrevocable ownership of the rights to the “Big Boy” trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. All of the Frisch’s Big Boy restaurants also offer “drive-thru” service. The Company also licenses 25 Frisch's Big Boy restaurants to other operators, which are located in certain parts of Ohio, Kentucky and Indiana. In addition, the Company operates a commissary and food manufacturing plant near its headquarters in Cincinnati, Ohio that services all Frisch's Big Boy restaurants operated by the Company, and is available to supply restaurants licensed to others.
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
At the beginning of Fiscal Year 2012 (defined below), the Company operated a second business segment, which consisted of 35 Golden Corral restaurants (Golden Corral) that were licensed to the Company by Golden Corral Corporation (GCC). Six of the Golden Corrals were closed in August 2011 due to under performance. In May 2012, the remaining 29 Golden Corrals were sold to GCC. Results for Golden Corral are presented as discontinued operations (see NOTE B - DISCONTINUED OPERATIONS) for all periods in these Consolidated Financial Statements.
Fiscal Year
The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. Each of the three years in the period ended May 28, 2013 consisted of 52 weeks. The years ended respectively on May 28, 2013 (Fiscal Year 2013), May 29, 2012 (Fiscal Year 2012) and May 31, 2011 (Fiscal Year 2011). The fiscal year that will end on Tuesday, June 3, 2014 (Fiscal Year 2014) will be a 53 week (371 days) period.
The first quarter of each fiscal year presented herein contained 16 weeks, while the last three quarters of each year contained 12 weeks. The fourth quarter of Fiscal Year 2014 will contain 13 weeks.
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

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

Cash and Cash Equivalents
Funds in transit from credit card processors are classified as cash. Highly liquid investments with original maturities of 90 days or less are considered as cash equivalents. As of May 28, 2013, cash and cash equivalents consisted of $3,256,000 in cash and $1,000,000 in commercial paper. Cash and cash equivalents as of May 29, 2012 consisted of $3,963,000 in cash and $42,000,000 in commercial paper. The commercial paper was converted to cash on September 14, 2012 to fund the payment of a special dividend(see Dividends in NOTE G - SHAREHOLDERS' EQUITY / CAPITAL STOCK). The Federal Deposit Insurance Corporation (FDIC) does not insure commercial paper.
Restricted Cash
Restricted cash totaled $3,493,000 as of May 29, 2012, which consisted of funds from the proceeds of two separate real property sales transactions, which were being held by a third party intermediary in anticipation of the completion of qualifying like kind exchanges in order to defer taxable gains pursuant to Section 1031 of the Internal Revenue Code. In July and August 2012, all of the restricted cash was returned to the Company's treasury from the third party intermediary because suitable like kind exchanges could not be identified.
Receivables
Trade and other accounts receivable are valued net of applicable reserves. The reserve balance was $30,000 as of May 28, 2013 and May 29, 2012. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.
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
The cost of land not yet in service is included in “Construction in progress” if construction has begun or if construction is likely within the next 12 months. Construction in progress as of May 28, 2013 is comprised principally of remodeling work that was at various stages of completion in existing restaurants.
Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for Fiscal Years 2013, 2012 and 2011 was $14,000, $26,000 and $87,000, respectively.
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
Three years ended May 28, 2013 (continued)

to 10 years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining service life.
Impairment of Long-Lived Assets
Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be its primary indicator of potential impairment of long-lived assets. Carrying values are tested for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying values of the assets may not be recoverable from the estimated future cash flows expected to result from the use and eventual disposition of the property. When undiscounted expected future cash flows are less than carrying values, an impairment loss would be recognized equal to the amount by which the carrying values exceed fair value, which is determined as either 1) the greater of the net present value of the future cash flow stream, or 2) by opinions of value provided by real estate brokers and/or management's judgment as developed through its experience in disposing of unprofitable restaurant operations. Broker opinions of value and the judgment of management consider various factors in their fair value estimates such as the sales of comparable area properties, general economic conditions in the area, physical condition and location of the subject property, and general real estate activity in the area.
When decisions are made to permanently close under performing restaurants, the carrying values of closed restaurant properties that are owned in fee simple title are reclassified to "Property held for sale" (see Property Held For Sale elsewhere in NOTE A – ACCOUNTING POLICIES) and are subjected to the accounting policy for impairment of long-lived assets (see above). When leased restaurant properties are permanently closed before reaching the end of their lease term and there is no immediate assignment of the lease to a third party, an impairment provision is made equal to the present value of remaining non-cancelable lease payments after the closing date, net of estimated subtenant income. The carrying values of leasehold improvements are also reduced, if necessary, in accordance with the accounting policy for impairment of long-lived assets.
Non-cash pretax impairment of long-lived assets charges totaling $179,000 were recorded during Fiscal Year 2013 to lower previous estimates of the fair values of three former Frisch's Big Boy restaurants, based on accepted sales contracts. The impairments were recorded as observable inputs (Level 2 under the fair value hierarchy). Transactions to complete the sales of two of the three former Frisch's Big Boy restaurants were completed during Fiscal Year 2013, upon which the sum of $1,560,000 was removed from the fair value total shown in the below table. The transaction to complete the sale of the third former Frisch's Big Boy is expected to close in August 2013.
Non-cash pretax impairment of long-lived assets charges totaling $211,000 were recorded during Fiscal Year 2013 to lower previous estimates of the fair values of three former Golden Corral restaurants (from the six that closed in August 2011), based on revised broker's opinions of value. The impairments were recorded as significant unobservable inputs (level 3 under the fair value hierarchy).

	Fair Value Measurements Using
Fiscal Year	(in thousands)
2013	Level 1	Level 2	Level 3	Gains (Losses)

Three former Frisch's Big Boy restaurants	$—	$1,795	$—	$(179)
Three former Golden Corral restaurants (closed August 2011)	$—	$—	$2,844	$(211)
Non-cash pretax impairment of long-lived assets charges totaling $1,229,000 were recorded during Fiscal Year 2012 to lower previous estimates of the fair values of three former Frisch's Big Boy restaurants, based on broker's opinions of value. The Fiscal Year 2012 charge included $901,000 that was recorded in the fourth quarter to lower the carrying value of an under performing Frisch's Big Boy restaurant (owned in fee simple title) that was permanently closed near the end of Fiscal Year 2012. In addition, continued soft market conditions resulted in a non-cash pretax impairment charge totaling $328,000 during the third quarter of Fiscal Year 2012 (ended March 6, 2012) to lower the previous estimates of the fair values of two other former Frisch's Big Boy restaurants that had been held for sale for several years.
Impairment of long-lived assets, recorded as significant unobservable inputs (level 3 under the fair value hierarchy) , are summarized below for Fiscal Year 2012 (also see NOTE B - DISCONTINUED OPERATIONS):

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

	Fair Value Measurements Using
Fiscal Year	(in thousands)
2012	Level 1	Level 2	Level 3	Gains (Losses)

Three former Frisch's Big Boy restaurants	$—	$—	$1,974	$(1,229)
No impairment losses were recorded in Fiscal Year 2011.
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
Property Held for Sale
Surplus property that is no longer needed by the Company and for which the Company is committed to a plan to sell the property is classified as "Property held for sale" in the Consolidated Balance Sheet. As of May 28, 2013, "Property held for sale" consisted of one former Frisch's Big Boy restaurants ($235,000), three former Golden Corral restaurants ($2,844,000) and eight other surplus pieces of land ($2,157,000). All of the surplus property is stated at the lower of its cost or its fair value, less cost to sell, which is reviewed each quarter (see Impairment of Long-Lived Assets elsewhere in NOTE A – ACCOUNTING POLICIES). The stated value of any property for which a viable sales contract is pending at the balance sheet date is reclassified to current assets.
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
Goodwill and Other Intangible Assets
As of May 28, 2013 and May 29, 2012, the carrying amount of goodwill that was acquired in prior years amounted to $741,000. Acquired goodwill is tested for impairment on the first day of the fourth quarter of each fiscal year and whenever an impairment indicator arises. Impairment testing first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The fair value of a reporting unit is not calculated unless the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount. Other intangible assets are also tested for impairment on the first day of the fourth quarter of each fiscal year and whenever an impairment indicator arises.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

Goodwill and Other Intangible Assets consists of:

	Fiscal Year
	2013	2012
	(in thousands)
Goodwill	$741	$741
Other intangible assets not subject to amortization	22	22
Other intangible assets subject to amortization - net	12	14
Total goodwill and other intangible assets	$775	$777
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
Advertising
Advertising costs are charged to “Administrative and advertising” expense as incurred. Advertising expense for fiscal years 2013, 2012 and 2011 was $4,855,000, $4,911,000 and $4,910,000, respectively.
New Store Opening Costs
New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to “Other operating costs” as incurred. New store opening costs for fiscal years 2013, 2012 and 2011 were $592,000, $398,000 and $1,073,000.
Benefit Plans
The Company has historically sponsored two qualified defined benefit pension plans: the Pension Plan for Operating Unit Hourly Employees (the Hourly Pension Plan) and the Pension Plan for Managers, Office and Commissary Employees (the Salaried Pension Plan). (See NOTE H - PENSION PLANS .) A merger of the two qualified defined benefit pension plans was completed on May 29, 2012. The merger did not affect plan benefits, but lower administrative costs are being realized.
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
Three years ended May 28, 2013 (continued)

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
Although the Company owns the mutual funds of the FESP until the retirement of the participants, the funds are invested at the direction of the participants. FESP assets are the principal component of “Other long-term assets” in the Consolidated Balance Sheet. The common stock is a “phantom investment” that may be paid in actual shares or in cash upon retirement of the participant. The FESP liability to the participants is included in “Deferred compensation and other” long term obligations in the Consolidated Balance Sheet. The mutual funds and the corresponding liability to FESP participants were increased $399,000 (due to market gains) during Fiscal Year 2013. Market losses decreased the mutual funds and corresponding FESP liability by 148,000 during Fiscal Year 2012, while market gains in Fiscal Year 2011 allowed the mutual fund balance and the corresponding liability to increase by $561,000. All of theses changes were effected through offsetting investment income or loss and charges (market gains) or credits (market losses) to deferred compensation expense within "Administrative and advertising" expense in the Consolidated Statement of Earnings.
Fair value measurements are used for recording the assets in the FESP. Fair value is defined as the exchange price that would be received for an asset in its principal market in an orderly transaction between market participants on the measurement date. Assets of the plan are grouped into a three-level hierarchy for valuation techniques used to measure the fair values of the assets. These levels are:

•	Level 1 - Quoted prices in active markets for identical assets.

•
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.
The assets of the FESP include investments in money market funds and mutual funds whose fair values are determined based on quoted market prices and are classified within Level 1 of the fair value hierarchy. The following table summarizes the plan assets measured at fair value as of:

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

	Fiscal Year
	2013	2012
	(in thousands)
	Level 1	Level 1
Money market funds	$45	$43
Mutual funds	1,310	1,004
Foreign equity mutual funds	287	428
Taxable bond mutual funds	798	436
Large blend target date mutual funds	414	470
Total	$2,853	$2,381

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
Effective January 1, 2000 a Non Deferred Cash Balance Plan was adopted to provide comparable retirement type benefits to the HCE’s in lieu of future accruals under the qualified defined benefit plan and the SERP. The comparable benefit amount is determined each year and converted to a lump sum (reported as W-2 compensation) from which taxes are withheld and the net amount is deposited into the HCE’s individual trust account. In addition, accruals are made for additional required contributions that are due when the present value of lost benefits under the qualified defined benefit plan and the SERP exceeds the value of the assets in the HCE's trust account when a participating HCE retires or is otherwise separated from service with the Company. (See NOTE H - PENSION PLANS .)
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
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable and accounts receivable, investments and long-term debt. The carrying values of cash and cash equivalents together with accounts payable and accounts receivable approximate their fair value based on their short-term character. The fair value of investments is summarized elsewhere in NOTE A – ACCOUNTING POLICIES. The fair value of long-term debt is disclosed in NOTE C - LONG-TERM DEBT. Fair value measurements for non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. The Company does not use derivative financial instruments.
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
Three years ended May 28, 2013 (continued)

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
ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" was issued in December 2011 to defer the effective date of the guidance in ASU 2011-05 relating to the presentation of reclassification adjustments. All other requirements of ASU 2011-05 were not affected by the issuance of ASU 2011-12, including the requirement to report income either in a single continuous financial statement or in two separate but consecutive financial statements, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the remaining provisions of ASU 2011-05 on May 30, 2012 (the first day of Fiscal Year 2013). See the Consolidated Statement of Comprehensive Income that immediately follows the Consolidated Statement of Earnings in the Consolidated Financial Statements.
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
ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Management adopted the provisions of ASU 2013-02 on May 29, 2013 (the first day of the fiscal year that will end June 3, 2014). Other than requiring additional disclosures, the adoption of this new guidance will not have a significant impact on the Company's financial statements when reporting of the required information begins for the interim period that will end on September 17, 2013.
Management reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

NOTE B - DISCONTINUED OPERATIONS

On May 16, 2012, the Company closed on the sale of its Golden Corral restaurant operations to Golden Corral Corporation, from which the Company had previously been granted licenses to operate the 29 restaurants that comprised the assets that were sold in the transaction. The Company recorded a pretax loss on the sale of $5,590,000 during Fiscal Year 2012.

The Company had previously closed six under performing Golden Corral restaurants in August 2011. As a result, a non-cash pretax asset impairment charge (with related closing costs) of $4,000,000 was recorded during the first quarter of Fiscal Year 2012. The impairment charge lowered the carrying values of the six restaurant properties (all owned in fee simple title) to their estimated fair values, which in the aggregate amounted to approximately $6,909,000. The total impairment charge included $69,000 for impaired intangible assets and $180,000 for certain other costs. Additional non-cash pretax impairment charges of $388,000 were subsequently recorded during Fiscal Year 2012: a) $94,000 in the third quarter ended March 6, 2012 based on a contract that was accepted for less than the original estimate of fair value and b) $294,000 in the fourth quarter to reflect revised opinions of value from real estate brokers.

The impairments of long lived assets were recorded as a) observable inputs - level 2 under the fair value hierarchy - consisting of the two properties that were disposed of during Fiscal Year 2012 and the one for which a contract was accepted during Fiscal Year 2012 that was ultimately disposed of in Fiscal Year 2013, and b) significant unobservable inputs - level 3 under the fair value hierarchy - consisting of the three remaining properties (also see Impairment of Long-Lived Assets along with Property Held for Sale in NOTE A – ACCOUNTING POLICIES):

	Fair Value Measurements Using
	(in thousands)
Fiscal Year 2012	Level 1	Level 2	Level 3	Gains (Losses)

Six former Golden Corral restaurants	$—	$3,431	$3,055	$(4,388)

Three of the six Golden Corral restaurants that closed in August 2011 have yet to be sold. The aggregate fair value of the three restaurants ($2,844,000) is carried in the Consolidated Balance Sheet as "Property held for sale" as of May 28, 2013 (See "Property Held for Sale" in NOTE A – ACCOUNTING POLICIES.)

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

Results of discontinued operations are shown below. Income tax expense presented in Fiscal Year 2013 represents adjustments to tax related balance sheet accounts.

	Fiscal Year
		(50 weeks)	(52 weeks)
	2013	2012	2011
	(in thousands)
Sales	$—	$92,227	$101,824

Food and paper	—	35,420	39,135
Payroll and related	—	26,605	29,576
Other operating costs	—	24,027	26,978
	—	86,052	95,689

Gross profit	—	6,175	6,135

Administrative and advertising	—	2,580	2,767
(Gain) loss on sale of assets	—	(22)	—
Loss on sale of Golden Corral	—	5,590	—
Impairment of long-lived assets	—	4,388	—

(Loss) earnings from discontinued operations before income taxes	—	(6,361)	3,368

Income taxes	158	(2,708)	1,000

(Loss) earnings from discontinued operations, net of tax	$(158)	$(3,653)	$2,368

Assets and liabilities related to discontinued operations consisted of:

	Fiscal Year
	2013	2012
	(in thousands)
Assets
Trade and other receivables	$—	$190
Total current assets	—	190

Net property and equipment	—	—
Other assets	—	—
Assets of discontinued operations	$—	$190

Liabilities
Accounts payable	$—	$47
Accrued expenses	—	636
Total current liabilities	—	683

Long -Term Obligations	—	—
Liabilities of discontinued operations	$—	$683

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

NOTE C - LONG-TERM DEBT

	Fiscal Year		Fiscal Year
	2013		2012
	Payable Within One Year	Payable After One Year	Payable Within One Year	Payable After One Year
	(in thousands)
Construction Loan
Construction Phase	$—	$—	$—	$—
Term Loans	4,266	8,975	5,423	13,241

Revolving Loan	—	—	—	—

Stock Repurchase Loan	137	625	132	762

2009 Term Loan	443	—	1,038	443

	$4,846	$9,600	$6,593	$14,446
The portion payable after one year matures as follows:

	Fiscal Year
	2013	2012
	(in thousands)
Period ending in 2014	$—	$4,846
2015	3,652	3,652
2016	2,721	2,721
2017	1,654	1,654
2018	1,235	1,235
2019	338	338
	$9,600	$14,446
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
Three years ended May 28, 2013 (continued)

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
As of May 28, 2013, the aggregate outstanding balance under the Construction Loan was $13,241,000, which consisted entirely of Term Loans; no balance was in the Construction Phase awaiting conversion. Since the inception of the Construction Loan (including prior agreements), 30 of the Term Loans ($68,500,000 out of $97,000,000 in original notes) had been retired as of May 28, 2013. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 4.74 percent, all of which are being repaid in 84 equal monthly installments of principal and interest aggregating $408,000, expiring in various periods ranging from October 2013 through February 2019.
Any outstanding amount in the Construction Phase that has not been converted into a Term Loan shall mature and be payable in full on October 13, 2013, unless the 2012 Loan Agreement is renewed sooner.
Revolving Loan
The Revolving Loan provides an unsecured credit line that allows for borrowing of up to $5,000,000 to fund temporary working capital needs. Amounts repaid may be re-borrowed so long as the amount outstanding does not exceed $5,000,000 at any time. The Revolving Loan, none of which was outstanding as of May 28, 2013, will mature and be payable in full on October 13, 2013, unless the 2012 Loan Agreement is renewed sooner. It is subject to a 30 consecutive day out-of-debt period each fiscal year. Interest is determined by the same pricing matrix used for loans in the Construction Phase as described above under the Construction Loan. Interest is payable at the end of each specific rate period selected by the Company, which may be monthly, bi-monthly or quarterly. The loan is also subject to a 0.25 percent unused commitment fee.
Stock Repurchase Loan
The unsecured Stock Repurchase Loan originated in July 2011 when $1,000,000 that had been borrowed earlier (to finance repurchases of the Company's stock) was converted into a Term Loan. The Stock Repurchase Loan, the outstanding balance of which was $762,000 as of May 28, 2013, requires 84 equal monthly installments of $13,000 including principal and interest at a fixed 3.56 percent interest rate. The final payment on the loan is due July 1, 2018.
2009 Term Loan
The unsecured 2009 Term Loan originated in September 2009 when $4,000,000 was borrowed to fund the acquisition of five Frisch's Big Boy restaurants from the landlord of the facilities. The 2009 Term Loan, the outstanding balance of which was $443,000 as of May 28, 2013, requires 48 equal monthly installments of $89,000 including principal and interest at a fixed 3.47 percent rate. The final payment on the loan is due October 21, 2013.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

Loan Covenants
The 2012 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of May 28, 2013. Compensating balances are not required under the terms of the 2012 Loan Agreement.
Fair Values
The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at May 28, 2013 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
	(in thousands)
Term Loans under the Construction Loan	$13,241	$13,735
Other
None of the Company’s real property is currently encumbered by mortgages.

NOTE D - LEASED PROPERTY
Although the Company’s policy is to own the property on which it operates restaurants, the Company occupies certain of its restaurant facilities pursuant to lease agreements. As of May 28, 2013, the Company operated 15 Frisch's Big Boy restaurants on non-owned premises, 14 of which were classified as operating leases and one was a capital lease. One of the 14 operating leases was put into place in September 2012 for land on which a new Frisch's Big Boy restaurant opened in March 2013. Most of the operating leases have multiple renewal options, four of which will expire at various times over the next five years. While none of the four leases has a purchase options, all four have renewal options available.
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
Rent expense under operating leases:

	Fiscal Year
	2013	2012	2011
	(in thousands)
Minimum rentals (a)	$1,095	$1,196	$1,117
Contingent payments	—	—	—
	$1,095	$1,196	$1,117

(a)	Does not includes amounts for Golden Corral recorded in discontinued operations: $595,000 in Fiscal Year 2012 and $618,000 in Fiscal Year 2011.
The ground lease for the Frisch's Big Boy restaurant that is classified as a capital lease requires the Company to purchase the land in fee simple title at any time between the 10th (2020) and 15th (2025) years of the lease. Delivery and other equipment is held under capitalized leases expiring during various periods extending into Fiscal Year 2021.
An analysis of the capitalized lease property is shown in the following table. Amortization of capitalized delivery equipment is based on the straight-line method over the primary terms of the leases.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

	Asset Balances At
	Fiscal Year
	2013	2012
	(in thousands)
Restaurant property (land)	$825	$825
Delivery and other equipment leases	1,778	1,486
Less accumulated amortization	(397)	(679)
	$2,206	$1,632

Future minimum lease payments under capitalized leases and operating leases are summarized in the table below. The column for capitalized leases includes the requirement to acquire land (presently leased by the Company) in fee simple title as described above.

Fiscal year ending in:	Capitalized Leases	Operating Leases
	(in thousands)
2014	$367	$1,065
2015	367	943
2016	367	839
2017	342	853
2018	215	877
2019 - 2033	1,425	9,170
Total	3,083	$13,747
Amount representing interest	(797)
Present value of obligations	2,286
Portion due within one-year	(236)
Long-term obligations	$2,050

NOTE E - ACCRUED EXPENSES

Accrued expenses in the Consolidated Balance Sheet consisted of the following:

	Fiscal Year
	2013	2012
	(in thousands)
Salaries, wages and related expenses	$4,795	$4,543
Accrued incentive compensation	934	433
Accrued property taxes	1,769	1,787
Other accrued expenses	527	579
Total accrued expenses	$8,025	$7,342

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

NOTE F – INCOME TAXES
The variations between the statutory federal rate and the effective rate for continuing operations are summarized as follows:

	Fiscal Year
	2013	2012	2011
	(percentage of pretax earnings)
Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(13.2)	(15.2)	(8.4)
State and municipal income taxes - current and deferred (net of federal tax benefit)	5.1	0.3	2.0
Other	0.6	(1.8)	0.1
Effective rate	26.5	17.3	27.7
Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax (liability) for continuing operations are shown in the table that follows:

	Fiscal Year
	2013	2012
	(in thousands)
Deferred compensation	$771	$880
Compensated absences	830	850
Stock-based compensation	155	445
Self insurance	460	742
Pension	2,978	5,098
Lease transactions	267	244
Impairment of long-lived assets	1,145	1,131
Other	731	1,657
Net operating loss carryforward - state	222	199
	7,559	11,246
Less valuation allowance	(222)	(87)
Total deferred income tax assets	7,337	11,159

Depreciation	(6,084)	(6,527)
Other	(309)	(298)
Total deferred income tax liabilities	(6,393)	(6,825)

Net deferred income tax assets	$944	$4,334

Net current deferred income tax assets	$1,198	$1,185
Net long term deferred income tax (liabilities) assets	(254)	3,149
	$944	$4,334
Prepaid and deferred income taxes reported as current assets in the consolidated balance sheet include prepaid income taxes of $1,219,000 and $1,116,000 respectively as of May 28, 2013 and May 29, 2012.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

Income tax returns are filed in the U.S. federal jurisdiction and in various state and local jurisdictions. Tax returns that the Company files in Indiana and Kentucky have net operating losses (NOL's) from prior periods that total approximately $8,058,000 ($1,635,000 in Indiana and $6,423,000 in Kentucky) as of May 28, 2013. These NOL's are set to expire in periods ranging from 2021 through 2033. The statutory tax rate has been applied to these NOL's resulting in a total tax benefit of approximately $222,000 ($87,000 in Indiana and $135,000 in Kentucky). A valuation Allowance (VA) has been applied at 100 percent to these NOL's since management believes that it is more likely than not that the total tax benefit will not be realized. The VA at May 28, 2013 is $135,000 higher than May 29, 2012, when the Indiana NOL amounted to $1,028,000 to which the statutory tax rate was applied, resulting in a tax benefit of approximately $87,000 on which a 100 percent VA was applied. The Kentucky NOL was $4,508,000 as of May 29, 2012, which had yielded a deferred tax asset of $112,000 as applied using the statutory rate, to which a VA was not applied. NOL's in Kentucky were first generated for the tax return for the year ended May 29, 2012 when the Company began reporting taxable income using the mandatory nexus consolidated filing method.
Management periodically assesses the realization of net deferred tax assets based on historical, current and future (expected) operating results. A VA is recorded if management believes the Company's net deferred tax assets will not be realized. In addition, management monitors the realization of VA's, which may be released in the future based on any positive evidence that may become available.
Including income tax expense applied to results of discontinued operations (see NOTE B - DISCONTINUED OPERATIONS), the Company's total income tax expense amounted to $2,671,000 in Fiscal Year 2013. An income tax benefit of $1,494,000 was recorded in Fiscal Year 2012, which was the result of applying available tax credits (principally federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit that were realized on the tax return for Fiscal Year 2012) against a very low level of pretax earnings for the year. Total income tax expense in Fiscal Year 2011 was $3,717,000.
Including taxes paid on results of discontinued operations (see NOTE B - DISCONTINUED OPERATIONS), the Company's total income taxes paid (net of refunds) during Fiscal Years 2013, 2012 and 2011 were $1,521,000, $632,000 and $1,239,000, respectively. Income taxes paid in fiscal year 2011 reflect the savings derived from two automatic Change in Accounting Method applications filed with the Internal Revenue Service (IRS). The Changes in Accounting Methods yielded a combined tax deduction in fiscal year 2011 of approximately $10,165,000. The Change in Accounting Method for depreciation and amortization was filed to segregate certain restaurant building costs to their proper category for depreciation purposes. The Change in Accounting Method for incidental repairs and maintenance was filed to allow the immediate deduction of certain repairs and maintenance costs, replacing the previous accounting that capitalized these costs with recovery periods of 31.5 or 39 or 15 years. In December 2011, the IRS issued new temporary and proposed regulations on tangible property that departs significantly from the prior proposed regulations on which the Company's Change in Accounting Method was based. In November 2012, the IRS alerted taxpayers that final regulations regarding repairs and maintenance would be released in 2013, which would be effective for tax years beginning on or after January 1, 2014 (Fiscal Year 2015 for the Company). Management is awaiting the issuance of the final regulations before it can determine the effect upon the Company's 2011 Change in Accounting Method.
The Company believes it has no material uncertain tax positions taken in any tax returns that have been filed or that are expected to be taken on a future tax return. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to not be sustained upon audit by the relevant taxing authority. An uncertain income tax position will be recognized in the financial statements if it is more likely of not being sustained.
An examination by the IRS of the Company’s tax return for the year ended June 2, 2009 (Fiscal Year 2009) was completed in November 2010. The examination resulted in no changes. The IRS is currently examining the Company's tax return for Fiscal Year 2011, which was filed in February 2012.
NOTE G - SHAREHOLDERS' EQUITY / CAPITAL STOCK
The Company has three equity compensation plans adopted respectively in 1993, 2003 and 2012.
2003 and 2012 Stock Option and Incentive Plans
Shareholders approved the 2012 Stock Option and Incentive Plan (2012 Plan) in October 2012. The 2012 Plan has material, substantive differences from the 2003 Stock Option and Incentive Plan (as amended) (2003 Plan).

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

Under the 2003 Plan, up to 800,000 shares were originally authorized for awards. Shareholder approval of the 2012 Plan canceled 483,410 shares that had remained available to be awarded under the 2003 Plan. The authorization under the 2012 Plan has been set at 500,000 shares that may be awarded (subject, however, to proportionate and equitable adjustments determined by the Compensation Committee of the Board of Directors (Committee) as deemed necessary following the event of any equity restructuring that may occur). The 2003 Plan had limited the number of shares to 80,000 that could be awarded to an individual during a single fiscal year. The 2012 Plan reduced the annual limit to 50,000 shares, but retained the maximum annual dollar limit of $1,000,000 for awards denominated in dollars that may be granted to any one individual during any fiscal year if the award is intended to qualify as performance based compensation. No awards were permitted to be granted under the 2003 Plan after the 10th anniversary of its inception (October 6, 2013). The 2012 Plan will remain in effect until all shares subject to the Plan have been awarded or issued according to the Plan's provisions, unless terminated sooner by the Board of Directors.
All other provisions of the 2012 Plan mirror those of the 2003 Plan, including continuance to provide for several forms of awards including stock options, stock appreciation rights, stock awards including restricted and unrestricted awards of stock, and performance awards. Employees of the Company and non-employee members of the Board of Directors are eligible to be selected to participate in the 2012 Plan. Participation is based on selection by the Committee. Although there is no limitation on the number of participants in the Plan, approximately 35 to 40 persons have historically participated.
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

Restricted Stock Awards under the 2012 Plan

On October 3, 2012, each non-employee member of the Board of Directors was granted a restricted stock award under the 2012 Plan that was equivalent to $40,000 in shares of the Company's common stock. The aggregate award amounted to 14,245 shares granted, which resulted in 2,035 shares being issued to each non-employee director, based on the October 3, 2012 market value of the Company's stock. Pursuant to the terms of his employment agreement, the Chief Executive Officer (CEO) was granted a restricted stock award in the same amount (2,035 shares) and subject to the same conditions as the restricted stock that was granted to the non-employee directors on that same day. The total value of the awards granted on October 3, 2012 amounted to $320,000.

The restricted stock awards were re-issued from the Company's treasury and will vest in full on the first anniversary of the grant date. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service ends, except that enough shares may be sold to satisfy tax obligations attributable to the grant.
Unrestricted Stock Awards under the 2012 Plan (after May 28, 2013)
In recognition of their performance during Fiscal Year 2013, a group of executive officers (excluding the CEO) and other key employees was granted an aggregate award of 13,450 shares of unrestricted stock, which were re-issued from the Company's

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

treasury on June 12, 2013. The total value of the award amounted to $244,000. In connection with the awards, 3,895 shares were immediately surrendered to the Company's treasury to cover the withholding tax obligations on the compensation.
Performance Award under the 2012 Plan (after May 28, 2013)
The CEO's employment agreement was amended on June 12, 2013 to allow the Committee to grant Performance Awards to the CEO under the 2012 Plan. On June 12, 2013 the Committee granted a two-year Performance Award to the CEO that was effective May 29, 2013 to govern the CEO's incentive compensation for the last two years of the employment agreement (Fiscal Years 2014 and 2015.
No other awards - stock options, stock appreciation rights, other stock awards or other performance awards - have been granted under the 2012 Plan.
Unrestricted Stock Awards under the 2003 Plan
On June 13, 2012 the Committee granted unrestricted stock awards to the executive officers (excluding the CEO) and other key employees. Pursuant to the awards, 4,850 shares of the Company's common stock were re-issued from the Company's treasury. The total value of the awards amounted to $127,000. In connection with the awards, 1,349 shares were immediately surrendered to the Company's treasury to cover the withholding tax obligations on the compensation.
On June 15, 2011, the Committee granted an unrestricted stock award to the CEO. Pursuant to the award, 17,364 shares of the Company's common stock were re-issued to the CEO from the Company's treasury. The total value of the award amounted to $371,000. In connection with the award, the CEO immediately surrendered 7,998 shares to the Company's treasury to cover the withholding tax obligation on the compensation. Also on June 15, 2011, an option to purchase 40,000 shares of the Company's stock that had belonged to the CEO was terminated. The option was originally granted to the CEO on July 11, 2001 at a strike price of $13.70 per share under the 1993 Stock Option Plan.
Restricted Stock Awards under the 2003 Plan
Each non-employee member of the Board of Directors was granted a restricted stock award on October 5, 2011 equivalent to $40,000 in shares of the Company’s common stock. The aggregate award amounted to 14,560 shares granted, which resulted in 2,080 shares being issued to each non-employee director, based upon the October 5, 2011 market value of the Company's common stock. Pursuant to the terms of his employment contract, the CEO was granted a restricted stock award on October 5, 2011 in the same amount (2,080 shares) and subject to the same conditions as the restricted stock granted to non-employee directors that day. The total value of the awards granted on October 5, 2011 amounted to $320,000. In connection with these awards, certain members of the Board of Directors surrendered a total of 1,456 shares to the Company's treasury on the October 5, 2012 vesting date to satisfy their tax obligations.
On October 6, 2010, each non-employee director was granted a restricted stock award equivalent to $40,000 in shares of the Company's common stock. Based upon the October 6, 2010 market value of the Company's common stock, the total award amounted to 12,036 shares, or 2,006 shares to each non-employee director. The total value of the awards granted on October 6, 2010 amounted to $240,000. In connection with these awards, certain members of the Board of Directors surrendered a total of 2,703 shares to the Company's treasury on the October 6, 2011 vesting date to satisfy their tax obligations.
On June 15, 2011, the Committee granted restricted stock awards to the executive officers (excluding the CEO) and other key employees. The aggregate award amounted to 7,141 shares valued at $150,000, based on the June 15, 2011 market value of the Company's stock. In connection with these awards, a total of 1,342 shares were surrendered to the Company's treasury on the June 15, 2012 vesting date to cover withholding tax obligations.
All restricted stock awards under the 2003 Plan were re-issued from the Company's treasury and vested in full on the first anniversary of the grant date. Full voting and dividend rights were provided prior to vesting. Vested shares must be held until board service or employment ends, except that enough shares may be sold to satisfy tax obligations attributable to the grant.
Performance Award under the 2003 Plan
Pursuant to the terms of the CEO's employment agreement that was effective May 30, 2012 (the first day of Fiscal Year 2013), the Committee granted a one-year Performance Award to the CEO on May 30, 2012 as permitted under 2003 Plan. The Performance Award governed the CEO's incentive compensation for Fiscal Year 2013, which amounted to $409,000.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

Stock Option Awards under the 2003 Plan
As of May 28, 2013, options to purchase 333,250 shares had been cumulatively granted under the Plan. No stock options were awarded in Fiscal Years 2013 or 2012. Stock options were last granted in June 2010. There were 68,169 options outstanding as of May 28, 2013, the last of which became fully vested in June 2013.
Final Reconciliation of Shares Awarded under the 2003 Incentive Plan

No. Of Shares
Original authorization	800,000
Stock options cumulatively granted	(333,250)
Stock options cumulatively forfeited (re-available)	74,253
541,003

Unrestricted stock awarded	(22,214)
Restricted stock cumulatively awarded	(35,817)
Restricted stock cumulatively forfeited (re-available)	438
Authorization canceled	483,410

1993 Stock Option Plan
Approved by shareholders in October 1993, the 1993 Stock Option Plan (1993 Plan) authorized the grant of stock options for up to 562,432 shares (as adjusted for subsequent changes in capitalization from the original authorization of 500,000 shares) of the common stock of the Company for a 10 year period beginning in May 1994.
Options to purchase 556,228 shares were cumulatively granted under the 1993 Plan before its granting authority expired on October 4, 2008. As of May 28, 2013, 7,834 shares granted remained outstanding. All outstanding options under the 1993 Plan were granted at fair market value and expire 10 years from the date of grant. Final expirations will occur in June 2014.
Outstanding and Exercisable Options
The changes in outstanding and exercisable options involving both the 1993 Plan and the 2003 Plan are shown below as of May 28, 2013:

	No. Of shares	Weighted Average Price Per Share	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at beginning of year	399,586	$23.96
Granted	—	—
Exercised	(320,417)	$23.31
Forfeited or expired	(6,666)	$22.39
Outstanding at end of year	72,503	$18.07	4.17 years	$125

Exercisable at end of year	64,334	$18.96	3.81 years	$75
The intrinsic value of stock options exercised during Fiscal Years 2013, 2012 and 2011 was $2,771,000, $19,000 and $657,000, respectively. Options exercised during Fiscal Year 2013 included 136,000 by the CEO, the intrinsic value of which amounted to $1,278,000. Excess tax benefits of $417,000 were recorded in additional paid in capital from the exercise of stock options during

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

Fiscal Year 2013. All shares exercised during Fiscal Year 2013 were re-issued form the Company's treasury. Options exercised during Fiscal Year 2011 included 61,478 by the CEO, the intrinsic value of which amounted to $595,000. The CEO did not exercise any options in Fiscal Year 2012.

Stock Options outstanding and exercisable as of May 28, 2013 for the 1993 Plan and the 2003 Plan are shown below (of which none belongs to the CEO):

Range Of Exercise Prices Per Share	No. of shares	Weighted Average Price Per Share	Weighted Average Remaining Life In Years
Outstanding:
$10.05 to $15.90	27,669	$13.19	4.20 years
$15.91 to $24.20	38,000	$19.46	4.72 years
$24.21 to $30.13	6,834	$30.13	1.00 year
$10.05 to $30.13	72,503	$18.07	4.17 years

Exercisable:
$10.05 to $15.90	19,500	$14.08	3.03 years
$15.91 to $24.20	38,000	$19.46	4.72 years
$24.21 to $30.13	6,834	$30.13	1.00 year
$10.05 to $30.13	64,334	$18.96	3.81 years
As a result of a change in the capitalization of the Company resulting from a special $9.50 per share dividend (see Dividends described elsewhere in NOTE G - SHAREHOLDERS' EQUITY / CAPITAL STOCK), the Compensation Committee of the Board of Directors took action on August 22, 2012 to adjust downward the strike prices for outstanding options granted under the 2003 Plan (as provided for in the 2003 Plan) by $9.50 for each option, effective September 17, 2012. Outstanding options granted under the 1993 Plan were not affected by this action, as the 1993 Plan does not require or provide for such an action. No additional compensation cost was required to be recognized as a result of the modification.
Restricted Stock Awards
The changes in restricted stock issued under the 1993 Plan and the 2003 Plan are shown below as of May 28, 2013:

	No. of shares	Weighted Average Price Per Share
Non-vested at beginning of year	22,277	$19.69
Granted	16,280	$19.65
Vested	(22,277)	$19.69
Forfeited	—	$—
Non-vested at end of year	16,280	$19.65

Employee Stock Purchase Plan
Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period,

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

participant account balances are used to purchase shares of stock measured at 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2013 (latest available data), 196,549 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2013, the custodian held 52,779 shares on behalf of employees.
Frisch’s Executive Savings Plan
Common shares totaling 58,492 (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in NOTE A – ACCOUNTING POLICIES) when it was established in 1993. As of May 28, 2013, 28,072 shares remained in the FESP reserve, including 10,517 shares allocated but not issued to participants.
Other Outstanding Options, Warrants or Rights
There are no other outstanding options, warrants or rights.

Treasury Stock
As of May 28, 2013, the Company’s treasury held 2,524,309 shares of the Company’s common stock. Most of the shares were acquired through a modified “Dutch Auction” self-tender offer in 1997, and in a series of intermittent open market repurchase programs that began in 1998.
On July 25, 2012, the Board of Directors authorized the Company to purchase over a three year period, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock. During Fiscal Year 2013 (all in the first quarter ended September 18, 2012), the Company acquired 212,929 shares under the program at a cost of $6,708,000, which includes 32,000 shares that were beneficially owned by the CEO (see NOTE J - RELATED PARTY TRANSACTIONS) and 180,929 shares that were re-acquired in connection with the exercise of "cashless" stock options that normally settle through a broker on the open market.
Separate from the repurchase program, the Company's treasury acquired 5,227 shares of its common stock during Fiscal Year 2013 at a cost of $119,000 to cover withholding tax obligations in connection with restricted and unrestricted stock awards.
Dividends
Regular quarterly cash dividends paid to shareholders during Fiscal Year 2013 amounted to $3,218,000 or $0.64 per share. In addition, a $0.16 per share dividend was declared on June 12, 2013. Its payment of $812,000 on July 10, 2013 (not included in accounts payable at May 28, 2013) was the 210th consecutive quarterly cash dividend (a period of nearly 53 years) paid by the Company.
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

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

		Used To Calculate Basic EPS		Used To Calculate Diluted EPS
		Weighted Average Shares Outstanding	Stock Equivalents	Weighted Average Shares Outstanding

Fiscal Year	2013	5,030,964	13,926	5,044,890
Fiscal Year	2012	4,933,982	17,702	4,951,684
Fiscal Year	2011	5,037,667	30,799	5,068,466
Stock options to purchase 20,000, 243,000 and 253,000 shares were respectively excluded from the calculation of diluted EPS in Fiscal Years 2013, 2012 and 2011 because the effect was anti-dilutive.
Share-Based Payment (Compensation Cost)
The fair value of restricted stock issued (one year vesting) and stock options granted (three year vesting) is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. The fair value of unrestricted stock awarded under the 2003 Plan was recognized entirely during the period granted. Unrestricted stock awarded under the 2012 Plan on June 12, 2013 was accrued in in Fiscal Year 2013. Compensation costs arising from all share-based payments are charged to the line item for administrative and advertising expense in the Consolidated Statement of Earnings.

	Fiscal Year
	2013	2012	2011
	(in thousands, except per share data)
Stock options granted	$54	$137	$273
Restricted stock issued	320	430	148
Unrestricted stock issued	127	371	—
Unrestricted stock accrued	244	—	—
Share-based compensation cost, pretax	745	938	421

Tax benefit	(254)	(319)	(143)

Total share-based compensation cost, net of tax	$491	$619	$278

Effect on basic earnings per share	$0.10	$0.13	$0.06
Effect on diluted earnings per share	$0.10	$0.13	$0.05

There was no unrecognized pretax compensation cost related to non-vested stock options as of May 28, 2013. Unrecognized pretax compensation cost related to restricted stock awards amounted to $123,000 as of May 28, 2013, which is expected to be recognized over a weighted average period of 0.38 years.
No stock options were awarded during Fiscal Years 2013 or 2012 . The fair value of each stock option award that was granted in Fiscal Year 2011 was estimated on the date of the grant:

	Fiscal Year
	2013	2012	2011
	(in thousands, except per share data)
Stock options granted	$—	$—	$43

Weighted average fair value per option share	$—	$—	$5.40

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

The fair value of a stock option is influenced most by the stock price on the date of the grant. The larger or smaller the stock price, the higher or lower value of the underlying stock option. Other factors used to determine the fair value of stock option awards are inputs into the modified Black-Scholes option pricing model, which used the assumptions shown in the following table.

Fiscal Year
	2013	2012	2011
Assumptions
Dividend yield	—	—	2.5% - 3.0%
Expected volatility	—	—	30% - 32%
Risk free interest rate	—	—	1.8% - 2.7%
Expected lives	—	—	6 years
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
Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (see Employee Stock Purchase Plan described elsewhere in NOTE G - SHAREHOLDERS' EQUITY / CAPITAL STOCK). Compensation costs related to the Employee Stock Purchase Plan, determined at the end of each semi-annual offering period - October 31 and April 30 - amounted to $147,000, $42,000 and $44,000 respectively during Fiscal Years 2013, 2012 and 2011.

NOTE H - PENSION PLANS
As discussed more fully under Benefit Plans in NOTE A – ACCOUNTING POLICIES, the Company has historically sponsored two qualified defined benefit pension plans (DB plans) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). A merger of the DB plans was completed as of May 29, 2012. The accounting for the merged DB plan and the SERP is summarized in the tables that follow.
Recognition of the overfunded or underfunded status of the DB plan is recorded as an asset or liability in the Consolidated Balance Sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes projections for future salary increases. Actuarial gains and losses, prior service costs or credits and transition obligations, if any, which have not yet been recognized, are recorded in equity as Accumulated Other Comprehensive Income or Loss (AOCI).

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

The measurement dates in the following tables are May 28, 2013 and May 29, 2012.

	Fiscal Year
	2013	2012
Change In Benefit Obligation	(in thousands)
Projected benefit obligation at beginning of year	$41,470	$36,852
Service cost	1,803	1,921
Interest cost	1,734	1,873
Plan curtailments (a)	—	(940)
Plan settlements (b)	—	(331)
Benefits paid from the plans (including expenses)	(1,994)	(2,509)
Actuarial (gain) loss	(1,107)	4,604
Projected benefit obligation at end of year (c)	$41,906	$41,470
Accumulated benefit obligation at end of year	$36,413	$35,356

	Fiscal Year
	2013	2012
Change In Plan Assets	(in thousands)
Fair value of plan assets at beginning of year (d)	$26,684	$27,906
Actual return on plan assets	6,292	(515)
Employer contributions	2,394	2,133
Plan settlements (b)	—	(331)
Benefits paid from the plans (including expenses)	(1,994)	(2,509)
Fair value of plan assets at end of year (d)	$33,376	$26,684

(a)	Plan curtailments in Fiscal Year 2012 are the result of the termination of Golden Corral employees.

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

(d)	No portion of plan assets has been invested in shares of the Company’s common stock.

	Fiscal Year
	2013	2012
Reconciliation Of Funded Status	(in thousands)
Fair value of plan assets	$33,376	$26,684
Projected benefit obligations	(41,906)	(41,470)
Funded status at end of year	$(8,530)	$(14,786)
Amount of asset or (liability) recognized at end of year	$(8,530)	$(14,786)

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

	Fiscal Year
	2013	2012
Funded Status Recognized In The Consolidated Balance Sheet	(in thousands)
Non-current asset	$—	$—
Current liability	—	—
Non-current liability (e)	(8,530)	(14,786)
Net amount (asset (obligation)) recognized in the Consolidated Balance Sheet	$(8,530)	$(14,786)

(e)
Non-current liability for Fiscal Year 2013 consists of $8,238,000 in underfunding of the DB plan plus $292,000 for the unfunded SERP. Non-current liability for Fiscal Year 2012 consisted of $14,508,000 in underfunding of the DB plan plus $278,000 for the unfunded SERP.

	Fiscal Year
	2013	2012
Pretax Amounts Recognized In Accumulated Other Comprehensive Income Or Loss (AOCI)	(in thousands)
Unrecognized net actuarial loss	$6,883	$13,999
Unrecognized prior service cost / (credit)	(88)	(96)
Accumulated other comprehensive (income) loss (f)	$6,795	$13,903

(f)	Accumulated contributions in excess of net periodic benefit cost were $1,735,000 and $883,000 respectively, for Fiscal Years 2013 and 2012.
The estimated amounts that will be amortized from AOCI into net periodic pension cost in Fiscal Year 2014 are as follows:

Fiscal Year
2014
(in thousands)
Net actuarial loss	$850
Prior service cost (credit)	(8)
$842

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at the measurement date were as follows:

	Fiscal Year
	2013	2012
	(in thousands)
Projected benefit obligation at end of year	$41,906	$41,470
Fair value of plan assets at end of year	33,376	26,684
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at the measurement date were as follows:

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

	Fiscal Year
	2013	2012
	(in thousands)
Projected benefit obligation at end of year	$41,906	$41,470
Accumulated benefit obligation at end of year	$36,413	$35,356
Fair value of plan assets at end of year	$33,376	$26,684

	Fiscal Year
	2013	2012	2011
Net Periodic Pension Cost Components	(in thousands)
Service cost	$1,803	$1,921	$1,926
Interest cost	1,734	1,873	1,892
Expected return on plan assets	(1,995)	(2,065)	(1,690)
Amortization of prior service cost	(8)	1	8
Amortization of net actuarial loss	1,713	875	889
Curtailment (gain) loss recognized (a)	—	(16)	—
Settlement loss recognized	—	157	—
Net periodic pension cost (g) (h)	$3,247	$2,746	$3,025

(g)	Includes amounts for Golden Corral recorded in discontinued operations: $487,000 in Fiscal Year 2012 (including the effect of a $16,000 curtailment credit) and $631,000 in Fiscal Year 2011.

(h)
Net periodic pension cost for Fiscal Year 2014 is currently expected to approximate $1,864,000. The primary drivers of the 42 percent decrease over Fiscal Year 2013 are a higher discount rate (see below), certain demographic changes and a much higher actual return on plan assets experienced during Fiscal Year 2013.

	Fiscal Year
	2013	2012	2011
Changes In Other Comprehensive Income (Pretax)	(in thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$(5,403)	$6,244	$(2,330)

Amounts recognized as a component of net periodic benefit cost:
Settlements	—	(157)	—
Amortization of actuarial loss	(1,713)	(875)	(889)
Curtailment effects	—	16	—
Amortization of prior service cost	8	(1)	(8)
Total recognized in other comprehensive income	$(7,108)	$5,227	$(3,227)

Total recognized in net periodic pension cost and other Comprehensive loss (income)	$(3,861)	$7,973	$(202)

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

	Fiscal Year
	2013	2012	2011
Weighted Average Assumptions
Discount rate - net periodic pension cost	4.25%	5.25%	5.50%
Discount rate - projected benefit obligation	4.40%	4.25%	5.25%
Rate of compensation increase - net periodic pension cost	4.00%	4.00%	4.00%
Rate of compensation increase - projected benefit obligation	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
The discount rate is selected by matching the cash flows of the pension plan to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be "settled" theoretically by "investing" them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the discount rate represents the equivalent single rate under a broad market AA yield curve (Above Mean Yield Curve as developed by the Company's actuarial consulting firm beginning with the May 28, 2013 measurement date). The yield curve is used to set the discount rate assumption using cash flows on an aggregate basis, which is then rounded to the level of the nearest 10 basis points.
The increase of 15 basis points in the discount rate resulted in an estimated decrease in the projected benefit obligation of $800,000 with a corresponding decrease in annual net periodic pension cost of $90,000 for Fiscal Year 2014.
The assumption for the expected return on plan assets is selected by using a weighted average of the historical broad market return and the forward looking expected return. Returns are developed based on the plan's target asset allocation (see the table elsewhere in NOTE H - PENSION PLANS ). The historical broad market return assumes the widest period of historical data available for each asset class, as early as 1926 (in some cases) through 2012. Domestic equity securities are allocated equally between large cap and small cap funds, with fixed income securities allocated equally between long-term corporate/government bonds and intermediate-term government bonds. The model for the forward looking expected return uses a range of expected outcomes over a number of years based on the plan's asset allocation as noted above and assumptions about the return, variance, and co-variance for each asset class. The historical and forward looking returns are adjusted to reflect a 0.20 percent investment expense assumption representative of passive investments. The weighted average of the historical broad market return and the forward looking expected return is rounded to the level of the nearest 25 basis points to determine the overall expected return on assets. The expected rate of return will be lowered to 7.25 percent for Fiscal Year 2014, which has the effect of adding $80,000 to projected pension cost, which is reflected elsewhere in NOTE H - PENSION PLANS as the overall projection of $1,864,000 for Fiscal Year 2014.
The following table shows the estimated future benefit payments for the DB plans and the SERP:

Expected Benefit Payments		(in thousands)
Fiscal Year	2014	$1,285
Fiscal Year	2015	2,757
Fiscal Year	2016	1,254
Fiscal Year	2017	2,813
Fiscal Year	2018	2,418
Next 5 Years	2019 - 2023	15,325
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

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

Target and actual pension plan assets are summarized as follows:

		Fiscal Year
		2013	2012
Asset Class	Target	Actual Allocations

Equity securities	70%	68%	83%
Fixed income	25%	31%	16%
Cash equivalents	5%	1%	1%
Total	100%	100%	100%

Funding
The Company contributes amounts to the DB plan that are sufficient to satisfy legal funding requirements, plus discretionary tax-deductible amounts that may be deemed advisable. Contributions to the DB plan for Fiscal Year 2014 are currently anticipated at a level of $2,000,000, which includes amounts to meet minimum legal funding requirements and potential discretionary contributions. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon the retirement of the participants. No payments from the SERP are currently anticipated for Fiscal Year 2014.
Future funding of the DB plan largely depends upon the performance of investments that are held in the trust that has been established for the plan. Equity securities comprise 70 percent of the target allocation of the plans’ assets. Although equity markets have since made significant rebounds, the market declines experienced in 2009 continue to adversely affect funding requirements.
Plan Assets at Fair Value
Fair value measurements are used for recording the assets of the DB plan. Fair value is defined as the exchange price that would be received for an asset in its principal market in an orderly transaction between market participants on the measurement date. Assets of the plans are grouped into a three-level hierarchy for valuation techniques used to measure the fair values of the assets. These levels are:

•	Level 1 – Quoted prices in active markets for identical assets.

•
Level 2 – Observable inputs other than Level I prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.
The assets of the defined benefit pension plans include investments in mutual funds whose fair values are determined based on quoted market prices and are classified within Level 1 of the fair value hierarchy. Plan assets also include investments in money market funds, corporate and U.S. government bonds, guaranteed insurance contracts and foreign obligations that are based on other observable inputs, which are classified within Level 2 of the fair value hierarchy. The following table summarizes the plan assets measured at fair value as of May 28, 2013 and May 29, 2012:

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

	Fiscal Year
	2013		2012
	(in thousands)
	Level 1	Level 2	Level 1	Level 2
Money market funds	$—	$430	$—	$385
U.S. Treasury and agency obligations	—	2,143	—	412
Corporate obligations	—	6,148	—	2,164
Mutual funds	23,155	—	22,630	—
Foreign obligations and other	—	1,501	—	1,093
Total	$23,155	$10,222	$22,630	$4,054

Other Post Retirement Plans
Compensation expense (not included in any of the above tables) relating to the Non Deferred Cash Balance Plan (NDCBP) (see Benefit Plans in NOTE A – ACCOUNTING POLICIES) is equal to amounts contributed, or expected to be contributed to the trusts established for the benefit of certain highly compensated employees (HCE's) - $369,000 in Fiscal Year 2013, $642,000 in Fiscal Year 2012 and $477,000 in Fiscal Year 2011. Total NDCBP expense as described above also includes accruals for additional required contributions that are due when the present value of lost benefits under the DB plans and the SERP exceeds the value of the assets in the HCE's trust accounts when a participating HCE retires or is otherwise separated from service with the Company. No NDCBP expense is included in discontinued Golden Corral operations in Fiscal Years 2012 and 2011.
In addition, as part of his incentive compensation, the President and Chief Executive Officer (CEO) may receive additional annual contributions to the trust established for the benefit of the CEO under the NDCBP when certain levels of annual pretax earnings are achieved. Based on the Company’s pretax earnings, provisions of $409,000 and $55,000 respectively, were made in Fiscal Years 2013 and 2011 for an additional annual contribution to the CEO's NDCBP trust. No additional annual NDCBP contribution was included as part of the CEO’s incentive compensation for Fiscal Year 2012.
The Company sponsors two 401(k) defined contribution plans (see Benefit Plans in NOTE A – ACCOUNTING POLICIES). In Fiscal Years 2013, 2012 and 2011, matching contributions to the 401(k) plans amounted to $254,000, $291,000 and $241,000, respectively, which includes amounts for Golden Corral recorded in discontinued operations: $49,000 in Fiscal Year 2012 and$42,000 in Fiscal Year 2011.
A non-qualified Executive Savings Plan (FESP) is in place for HCE's who have been disqualified from participation in the 401(k) plans (see Benefit Plans in NOTE A – ACCOUNTING POLICIES). Matching contributions to the FESP were $33,000, $33,000 and $28,000, respectively in Fiscal Years 2013, 2012 and 2011, which includes amounts of less than $1,000 for Golden Corral recorded in discontinued operations in Fiscal Years 2012 and 2011.
The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

NOTE I – COMMITMENTS AND CONTINGENCIES
Commitments
In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are $9,351,000, $306,000, $55,000 and $33,000 respectively, for Fiscal Years 2014, 2015, 2016 and 2017. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.
Litigation
Employees, customers and other parties bring various claims and suits against the Company from time to time in the ordinary course of business. Claims made by employees are are subject to workers' compensation insurance or are covered generally by employment practices liability insurance. Claims made by customers are covered by general and product liability insurance. Exposure to loss contingencies from pending or threatened litigation is continually monitored by management, which believes presently that the resolution of claims outstanding currently, whether covered by insurance or not, will not result in a material adverse effect upon the Company's earnings, cash flows or financial position. Management believes presently that adequate provisions for expected losses not covered by insurance are included in the Consolidated Financial Statements.
On September 12, 2012, a former employee (plaintiff) filed a collective action under the Fair Labor Standards Act and class action under the Ohio Minimum Fair Wage Standards Act. The complaint includes allegations of off-the-clock work, unpaid overtime, and minimum wage violations as a result of alleged improper application of the Tip Credit. As part of the collective action, the plaintiff seeks recovery for all individuals who worked as a server at any Frisch's Big Boy restaurant operated by the Company during the three year period, September 18, 2009 through September 18, 2012. The class action is limited to servers who worked for the Company at Frisch's Big Boy restaurants located in Ohio during the same three year period.
The complaint was served on October 25, 2012. On December 4, 2012, the Company filed a motion with the court to dismiss and compel arbitration, which motion was granted on April 10, 2013. The plaintiff has appealed the court's decision and the parties are now briefing on the merits; it is unknown whether or not oral arguments will be directed. The Company intends to continue defending the matter vigorously, including the appeal and any efforts to pursue a class or collective action in arbitration.
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
Outstanding letters of credit maintained by the Company totaled $100,000 as of May 28, 2013.
As of May 28, 2013, the Company operated 15 restaurants on non-owned properties. (See NOTE D - LEASED PROPERTY.) One of the leases provides for contingent rental payments based on a percentage of the leased restaurant’s sales in excess of a fixed amount.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurant operations are situated. The seven restaurant operations were sold to Golden Corral Corporation (GCC) in May 2012 (See NOTE B - DISCONTINUED OPERATIONS), at which time the seven operating leases were simultaneously assigned to GCC, with the Company contingently liable in the event of default by GCC. The amount remaining under contingent lease obligations totaled $6,965,000 as of May 28, 2013, for which the aggregate average annual lease payments approximate $655,000 in each of the next five years. The Company is also contingently liable for the performance of a certain ground lease that was assigned to a third party in 2000; the annual obligation of the lease approximates $48,000 through 2020.
Since management has no reason to believe that that either of these third party assignees are likely to default, no provision has been made in the Consolidated Financial Statements for amounts that would be payable by the Company. In addition, the Company generally retains the right to re-assign the leases in the event of a third party’s default.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended May 28, 2013 (continued)

NOTE J - RELATED PARTY TRANSACTIONS
The Chief Executive Officer of the Company (Craig F. Maier), who also serves as a director of the Company, owns a Frisch's Big Boy restaurant that is licensed to him by the Company. Another officer and director of the Company (Karen F. Maier) is a part owner of a Frisch's Big Boy restaurant that is licensed to her and her siblings (excluding Craig F. Maier). Certain other family members of Craig F. Maier and Karen F. Maier also own a licensed Frisch's Big Boy restaurant.
These three restaurants are operated by the Company (not consolidated herein) and they pay to the Company franchise and advertising fees, employee leasing and other fees, and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $4,963,000, $5,217,000 and $5,002,000 respectively, in Fiscal Years 2013, 2012 and 2011. The amount owed to the Company from these restaurants was $34,000 and $92,000 respectively, as of May 28, 2013 and May 29, 2012. Amounts due are generally settled within 28 days of billing.
In a private transaction that occurred on August 30, 2012, the Company's treasury repurchased a total of 32,000 shares of the Company's common stock that were beneficially owned by the Chief Executive Officer (Craig F. Maier), either as the Trustee of four separate Trusts or in has capacity as the Executor of the Estate of Blanche F. Maier. The total cost of the 32,000 shares amounted to $1,034,000 ($759,000 was paid to the four Trusts for 23,500 shares and $275,000 was paid to the Estate for 8,500 shares).
All related party transactions described above were effected on substantially similar terms as transactions with persons or entities having no relationship with the Company.
The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005 - the father of Craig F. Maier and Karen F. Maier) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next 10 years the amount of $214,050, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $17,838 to the Chairman’s widow (Blanche F. Maier - the mother of Craig F. Maier and Karen F. Maier), a director of the Company until her death in September 2009, commenced in March 2005. On March 1, 2013, the monthly payment was increased to $19,601 from $19,436 in accordance with the CPI provision of the agreement. The present value of the long-term portion of the obligation to Mrs. Maier’s Estate (Craig F. Maier, Executor), approximating $158,000 is included in the Consolidated Balance Sheet under the caption “Deferred compensation and other.” The present value of the current portion of the obligation approximating $230,000 is included in "Accrued expenses" in the Consolidated Balance Sheet.

NOTE K - QUARTERLY RESULTS (UNAUDITED)

	Fiscal Year
	2013
Fiscal Year Ended May 28, 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in thousands, except per share data)
Sales	$60,625	$48,523	$45,772	$48,792	$203,712
Operating Profit	1,729	3,291	2,578	2,853	10,451
Earnings from continuing operations	958	2,000	1,748	2,268	6,974
(Loss) from discontinued operations	(158)	—	—	—	(158)
Net earnings	$800	$2,000	$1,748	$2,268	$6,816

Diluted earnings (loss) per share:
Continuing operations	$0.19	$0.39	$0.34	$0.45	$1.38
Discontinued operations	(0.03)	—	—	—	(0.03)
Net earnings	$0.16	$0.39	$0.34	$0.45	$1.35

•	The first quarter contained 16 weeks, while the last three quarters each contained 12 weeks.

•	Quarterly diluted net earnings per share do not sum to the diluted net earnings per share for the year due to changes throughout the year in the diluted weighted average shares outstanding.

•	Net earnings for the fourth quarter include a favorable adjustment to income tax expense of $320,000 to reflect the actual effective tax rate for the year.

	Fiscal Year
	2012
Fiscal Year Ended May 29, 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in thousands, except per share data)
Sales	$61,361	$49,938	$46,285	$47,499	$205,083
Operating Profit	1,055	3,039	2,356	1,980	8,430
Earnings from continuing operations	460	2,059	1,715	1,567	5,802
(Loss) earnings from discontinued operations	(2,734)	729	1,098	(2,746)	(3,653)
Net earnings (loss)	$(2,274)	$2,788	$2,813	$(1,179)	$2,148

Diluted earnings (loss) per share:
Continuing operations	$0.09	$0.42	$0.35	$0.31	$1.17
Discontinued operations	(0.55)	0.14	0.22	(0.55)	(0.74)
Net earnings (loss)	$(0.46)	$0.56	$0.57	$(0.24)	$0.43

•	The first quarter contained 16 weeks, while the last three quarters each contained 12 weeks.

•	Net earnings (loss) in the first quarter included a charge of $2,640,000 for impairment of long-lived assets, which is included in discontinued operations in the above table.

•
Net earnings (loss) in the fourth quarter included a charge of $3,469,000 to record the loss on the sale of 29 Golden Corral restaurants, which is included in discontinued operations in the above table.

•
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
Item 9A. Controls and Procedures
(a) Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 28, 2013, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information that would be required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
(b) Management’s Annual Report on Internal Control Over Financial Reporting. The Report of Management on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control Over Financial Reporting. As part of their review and evaluation of the Company's disclosure controls and procedures, the Company's CEO and the CFO concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fourth quarter ended May 28, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
(Items 10 through 13)
Item 10. Directors, Executive Officers and Corporate Governance
The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, members of the Disclosure Controls and Risk Management Committee and persons performing similar financial, accounting and public reporting functions. The Code of Ethics is available on the Company’s web site at www.frischs.com in the “Investor Relations” section under “Corporate Governance.” To receive a printed copy of the Code of Ethics at no cost, please contact Mark R. Lanning, Chief Financial Officer, Frisch’s Restaurants, Inc. 2800 Gilbert Avenue, Cincinnati, Ohio 45206 – 1206. Email requests may be made to cfo@frischs.com. Also, any amendments to or waivers from the Code of Ethics will be disclosed on the Company’s web site within five business days following the date of amendment or waiver. There were no waivers of the Code of Ethics during the fiscal year ended May 28, 2013.
The information required by this item regarding executive officers appears in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”
All other information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item not otherwise disclosed below is incorporated by reference to the Registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders.

Equity Compensation Plan Information
as of May 28, 2013

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1993 Stock Option Plan	7,834	$29.37	—
2003 Stock Option and Incentive Plan	64,669	$16.70	—
2012 Stock Option and Incentive Plan	—	—	483,720
Total	72,503	$18.07	483,720

Equity compensation plans not approved by security holders:
Executive Savings Plan (1)	—	—	28,072
Senior Executive Bonus Plan (2)	—	—	—
CEO Employment Agreement / Performance Award (3)	—	—	—

Total	72,503	$18.07	511,792

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
Upon an employee’s retirement, the Company has the option to issue to the employee the shares of common stock allocated to that employee or to pay cash to the employee in an amount equal to the fair market value of the common stock allocated to the employee's account. A reserve of 58,492 shares of common stock (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) was established for issuance under the FESP when it was established in 1993. Since its inception, participants have cumulatively redeemed 30,420 shares through May 28, 2013.
The current reserve balance of 28,072 shares contains 10,517 shares (including 7,830 shares allocated during the year ended May 28, 2013) that have been allocated but not issued to active plan participants.
(2) Senior Executive Bonus Plan
Under the Company’s Senior Executive Bonus Plan that has been in place since 2003, the Chief Financial Officer and other non-operations executives are eligible to earn annual incentive bonuses of up to 40 percent of their annual base salary. Each executive’s incentive bonus is determined by a formula that takes into account: (1) the extent to which individual performance goals established prior to the beginning of the fiscal year are met, and (2) the Company’s pre-tax consolidated earnings for the fiscal year, as a percentage of total revenue (adjusted to exclude certain revenue, if any, not related to the Company’s food service operations). No incentive bonuses are paid unless pre-tax consolidated earnings of the Company are at least 4 percent of total revenue; however, the Plan allows the Chief Executive Officer (CEO) to amend, interpret or revise the Plan.
In order to receive the maximum incentive bonus permissible under the Plan, an executive must fully meet his or her individual performance goals and pre-tax consolidated earnings of the Company must equal or exceed 7 percent of total revenue. Of the total incentive bonuses earned by each executive, 10 percent is paid in shares of the Company’s common stock (rounded down to the nearest whole share) and the remainder is paid in cash. For the fiscal year ended May 28, 2013, 1,187 shares of common stock were issued to employees pursuant to the Plan. All common stock issued must be held one year from the date of issue. If all eligible employees under the Senior Executive Bonus Plan had earned their maximum bonus during the year ended May 28, 2013, a total of 2,830 shares of common stock would have been issued.
(3) CEO Employment Agreement / Performance Award
During the fiscal year ended May 28, 2013, Craig F. Maier, President and Chief Executive Officer (CEO), was employed by the Company pursuant to a three-year Employment Agreement that commenced on May 30, 2012 and expires on June 2, 2015. While the Employment Agreement was not presented to shareholders for approval, shareholders did approve, pursuant to a non-binding advisory vote under Section 14A of the Securities Exchange Act, the compensation of the CEO at the 2012 Annual Meeting of Shareholders. Under the original terms of the Employment Agreement, the Compensation Committee of the Board considered the CEO for the grant of a Performance Award as permitted under Section X of the Company's 2003 Stock Option and Incentive Plan (the "2003 Plan"). The 2003 Plan was approved by shareholders in October 2003. The Compensation Committee granted a Performance Award to the CEO on May 30, 2012, pursuant to which the CEO is eligible to receive incentive compensation for the fiscal year ending May 28, 2013, if the Company's pre-tax earnings equal or exceed 4 percent of the Company's total revenue as reported in the Company's annual report to shareholders.
The CEO's Employment Agreement was amended by the Compensation Committee on June 13, 2013, effective for the second and third years of the Agreement, to allow the Compensation Committee to consider the CEO for the grant of a Performance Award under Section X of the Company's 2012 Stock Option and Incentive Plan (the "2012 Plan"), which was approved by shareholders in October 2012. Shareholder approval of the 2012 Plan canceled additional granting authority under the 2003 Plan. On June 13, 2013, the Compensation Committee granted to the CEO a Performance Award under the 2012 Plan, effective May 29, 2013, pursuant to which the CEO is eligible to receive incentive compensation for the fiscal years that will end on June 3, 2014 and June 2, 2015, if the Company's pre-tax earnings equal or exceed 4 percent of the Company's total revenue as reported in the Company's annual report to shareholders.
Under the Performance Awards granted under both the 2003 and 2012 Stock Option and Incentive Plans, pre-tax earnings is defined as the amount reported in the annual report, but computed without reduction for: the CEO’s incentive compensation; the value of stock options and awards granted that are recognized as stock based compensation and deducted as an expense in calculating pre-tax earnings, and performance based bonuses paid under the Senior Executive Bonus Plan. The incentive compensation is equal to (a) 1.5 percent of the Company’s pre-tax earnings if in such year pre-tax earnings equal or exceed 4 percent (but are less than 5 percent) of the Company’s total revenue, and (b) an additional 1 percent of the Company’s pre-tax earnings if in such year the Company’s pre-tax earnings equal or exceed 5 percent of the Company’s total revenue. However, the incentive compensation will be reduced to the extent that the payment of the incentive compensation would reduce the Company’s pre-tax earnings to below 4 percent of the Company’s total revenue. Incentive compensation is paid 90 percent in cash and 10 percent in common stock (rounded down to the nearest whole share). Any common stock issued must be held for one year after the date of issue. All shares issued pursuant to Performance Awards granted under the CEO's Employment Agreement (that expires on June 2, 2015) are registered under the Securities Act of 1933, as amended.
For the fiscal year that ended May 28, 2013, 1,103 shares of common stock were issued to Mr. Maier in July 2013, which represents 10 percent of the incentive compensation that he earned divided by the average value at which common shares of the Company were traded during the year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
a). List of documents filed as part of this report.

1.	Financial Statements
The following consolidated financial statements of the Registrant are contained in Part II, Item 8 of this Form 10-K.
Report of Management on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm (on Financial Statements)
Report of Independent Registered Public Accounting Firm (on Internal Control over Financial Reporting)
Consolidated Balance Sheet – May 28, 2013 and May 29, 2012
Consolidated Statement of Earnings – Three fiscal years ended May 28, 2013
Consolidated Statement of Cash Flows – Three fiscal years ended May 28, 2013
Consolidated Statement of Shareholders’ Equity – Three fiscal years ended May 28, 2013
Notes to Consolidated Financial Statements – Three fiscal years ended May 28, 2013
2.    Financial Statement Schedules
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

10.2	Second Amended and Restated Loan Agreement between the Registrant and US Bank NA dated April 10, 2012, is incorporated herein by reference.

10.3	Amendment No. 1 to Second Amended and Restated Loan Agreement between the Registrant and US Bank NA dated May 15, 2012, is incorporated herein by reference.
10.4      Agreement to Purchase Stock between the Registrant and Frisch West Chester, Inc. dated June 1, 1988, which was filed as Exhibit 10 (f) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.
10.5     Agreement to Purchase Stock between the Registrant and Frisch Hamilton West, Inc. dated February 19, 1988, which was filed as Exhibit 10 (g) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

Material Contracts - Compensatory Plans or Agreements

10.50
Employment Agreement between the Registrant and Craig F. Maier effective May 30, 2012, dated April 4, 2012, which was filed as Exhibit 10.52 to the Registrant's Form 10-Q Quarterly Report for March 6, 2012, is incorporated herein by reference.

10.51
Performance Award under the 2003 Stock Option and Incentive Plan (see Exhibits 10.64, 10.65, 10.66 and 10.67 below) granted by the Registrant to Craig F. Maier dated May 30, 2012, which was filed as Exhibit 10.53 to the Registrant's Form 10-Q Quarterly Report for March 6, 2012, is incorporated herein by reference.

10.52
Amendment dated June 13, 2013 (effective May 29, 2013) to the Employment Agreement between the Registrant and Craig F. Maier (see Exhibit 10.50 above), which was filed as Exhibit 99.1 to the Registrant's Form 8-K Current Report dated June 12, 2013, is incorporated herein by reference.

10.53
Performance Award under the 2012 Stock Option and Incentive Plan (see Exhibit 10.62 below) granted by the Registrant to Craig F. Maier dated May 29, 2013 (approved June 12, 2013), which was filed as Exhibit 99.2 to the Registrant's Form 8-K Current Report dated June 12, 2013, is incorporated herein by reference.

10.54   Unrestricted Stock Agreement to be used for unrestricted stock granted to employees (between the Registrant and Craig F. Maier dated June 15, 2011) under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.64, 10.65, 10.66 and 10.67 below), which was filed as Exhibit 10.61 to the Registrant's Form 10-K Annual Report for 2011, is incorporated herein by reference.
10.55    Change of Control Agreement between the Registrant and Craig F. Maier dated November 21, 1989, which was filed as Exhibit (10) (g) to the Registrant’s Form 10-K Annual Report for 1990, is incorporated herein by reference. It was also filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated March 17, 2006, which is also incorporated herein by reference.
10.56    First Amendment to Change of Control Agreement (see Exhibit 10.55 above) between the Registrant and Craig F. Maier dated March 17, 2006, which was filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated March 17, 2006, is incorporated herein by reference.

10.57
Second Amendment to Change of Control Agreement (see Exhibits 10.55 and 10.56 above) between the Registrant and Craig F. Maier dated October 7, 2008, which was filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated October 7, 2008, is incorporated herein by reference.

___________________________________________________________________________
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

10.62	2012 Stock Option and Incentive Plan, which was filed as Exhibit B to the registrant's Proxy Statement dated August 26, 2012, is incorporated herein by reference.

10.63
Restricted Stock Agreement to be used for restricted stock granted to non-employee members of the Board of Directors (between the Registrant and Daniel W. Geeding) under the Registrant's 2012 Stock Option and Incentive Plan (see Exhibit 10.62 above), which was filed as Exhibit 10.50 to the Registrant's Form 10-Q Quarterly report for December 12, 2012, is incorporated herein by reference. There are identical agreements between the registrant and all other non-employee members of the Board of Directors.

10.64    2003 Stock Option and Incentive Plan, which was filed as Appendix A to the Registrant’s Proxy Statement dated August 28, 2003, is incorporated herein by reference.
10.65    Amendment # 1 to the 2003 Stock Option and Incentive Plan (see Exhibit 10.64 above) effective September 26, 2006, which was filed as Exhibit 10 (q) to the Registrant’s Form 10-Q Quarterly Report for September 19, 2006, is incorporated herein by reference.

10.66    Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.64 and 10.65 above) effective December 19, 2006, which was filed as Exhibit 99.2 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference.
10.67    Amendments to the 2003 Stock Option and Incentive Plan (see Exhibits 10.64, 10.65 and 10.66 above) adopted October 7, 2008, which was filed as Exhibit 10.21 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.
10.68   Forms of Agreement to be used for stock options granted to employees and to non-employee directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.64, 10.65, 10.66 and 10.67 above), which was filed as Exhibits 99.1 and 99.2 to the Registrant’s Form 8-K dated October 1, 2004, are incorporated herein by reference.
10.69    Restricted Stock Agreement to be used for restricted stock granted to non-employee members of the Board of Directors under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.64, 10.65, 10.66 and 10.67 above), which was filed as Exhibit 10.58 to the Registrant’s Form 10-Q Quarterly Report for September 21, 2010, is incorporated herein by reference.
10.70    Restricted Stock Agreement to be used for restricted stock granted to key employees under the Registrant’s 2003 Stock Option and Incentive Plan (see Exhibits 10.64, 10.65, 10.66 and 10.67 above), which was filed as Exhibit 10.60 to the Registrant's Form 10-K Annual Report for 2011, is incorporated herein by reference.

10.71
Unrestricted Stock Agreement to be used for unrestricted stock granted to employees (between the Registrant and Michael E. Conner dated June 13, 2012) under the Registrant's 2003 Stock Option and Incentive Plan (see Exhibits 10.64, 10.65, 10.66 and 10.67 above), which was filed as Exhibit 10.70 to the Registrant's Form 10-K Annual Report for 2012, is incorporated herein by reference. There are similar agreements (but for differing amounts of shares) between the Registrant and Karen F. Maier, Mark R. Lanning, Michael R. Everett, James I. Horwitz, Stephen J. Hansen, Lindon C. Kelley, Todd M. Rion, William L. Harvey and certain other highly compensated employees.

10.72
Unrestricted Stock Agreement to be used for unrestricted stock granted to employees (between the Registrant and Mark R. Lanning dated June 12, 2013) under the Registrant's 2012 Stock Option and Incentive Plan (see Exhibit 10.62 above), is filed herewith. There are similar agreements (but for differing amounts of shares)between the Registrant and Karen F. Maier, Mark R. Lanning, Michael R. Everett, James I. Horwitz, Stephen J. Hansen, Lindon C. Kelley, Todd M. Rion, William L. Harvey and certain other highly compensated employees.

10.73    Amended and Restated 1993 Stock Option Plan, which was filed as Exhibit A to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference.
10.74    Amendments to the Amended and Restated 1993 Stock Option Plan (see Exhibit 10.73 above) effective December 19, 2006, which was filed as Exhibit 99.1 to the Registrant’s Form 8-K Current Report dated December 19, 2006, is incorporated herein by reference.
10.75    Employee Stock Option Plan (Employee Stock Purchase Plan), which was filed as Exhibit B to the Registrant’s Proxy Statement dated September 9, 1998, is incorporated herein by reference.

10.76
Second Amendment to the Employee Stock Option Plan (Employee Stock Purchase Plan) (see Exhibit 10.75 above), which was filed as Exhibit 10.52 to the Registrant's Form 10-Q Quarterly Report for September 18, 2012, is incorporated herein by reference.

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

10.79
Second Amendment (to be effective January 9, 2013) to the Frisch's Nondeferred Cash Balance Plan that went into effect on January 1, 2000 (see Exhibits 10.77 and 10.78 above), which was filed as Exhibit 10.51 to the Registrant's Form 10-Q Quarterly Report for December 11, 2012, is incorporated herein by reference.

10.80   Senior Executive Bonus Plan effective June 2, 2003, which was filed as Exhibit (10) (s) to the Registrant’s Form 10-K Annual Report for 2003, is incorporated herein by reference.
10.81    Non-Qualified Deferred Compensation Plan, Basic Plan Document to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.82, 10.83 and 10.84), which was filed as Exhibit 10.32 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.
10.82    Non-Qualified Deferred Compensation Plan, Adoption Agreement (Stock) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.81, 10.83 and 10.84), which was filed as Exhibit 10.33 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.
10.83    Non-Qualified Deferred Compensation Plan, Adoption Agreement (Mutual Funds) to Restate Frisch’s Executive Savings Plan (FESP) effective December 31, 2008, (also see Exhibits 10.81, 10.82 and 10.84), which was filed as Exhibit 10.34 to the Registrant’s Form 10-Q Quarterly Report for September 23, 2008, is incorporated herein by reference.
10.84    Non-Qualified Deferred Compensation Plan, Adoption Agreement to Restate Frisch’s Executive Savings Plan (FESP) effective July 1, 2009 (also see Exhibits 10.81, 10.82 and 10.83), which was filed as Exhibit 10.36 to the Registrant’s Form 10-K Annual Report for 2009, and to correct a typographical error in Section 4.02(c) was re-filed as Exhibit 10.74 to the Registrant's Form 10-Q Quarterly Report for September 20, 2011, is incorporated herein by reference.
Other Exhibits

14	Code of Ethics, which was filed as Exhibit 14 to the Registrant's Form 10-K Annual Report for 2011, is filed herewith.

21	Subsidiaries of the Registrant is filed herewith.

23	Consent of Grant Thornton LLP is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) is filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Pursuant to Rule 405 of Regulation S-T, the XBRL Interactive data files in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be furnished but not filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
FRISCH’S RESTAURANTS, INC. (Registrant)

By	/s/ Mark R. Lanning	July 24, 2013
Mark R. Lanning, Vice President-Finance,		Date
Chief Financial Officer, Principal Financial Officer and
Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel W. Geeding	Director	July 24, 2013
Daniel W. Geeding	Chairman of the Board

/s/ Craig F. Maier	Director	July 24, 2013
Craig F. Maier	President and Chief Executive Officer

/s/ Dale P. Brown	Director	July 24, 2013
Dale P. Brown

/s/ Robert J. (RJ) Dourney	Director	July 24, 2013
Robert J. (RJ) Dourney

/s/ Lorrence T. Kellar	Director	July 24, 2013
Lorrence T. Kellar

/s/ Karen F. Maier	Director	July 24, 2013
Karen F. Maier	Vice President - Marketing

/s/ Jerome P. Montopoli	Director	July 24, 2013
Jerome P. Montopoli

/s/ William J. Reik, Jr.	Director	July 24, 2013
William J. Reik, Jr.

/s/ Donald H. Walker	Director	July 24, 2013
Donald H. Walker