Form 10-Q
period 2013-09-17
FRISCHS RESTAURANTS INC
filed 2013-10-24
CIK 39047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED SEPTEMBER 17, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
There were 5,080,135 shares outstanding of the issuer’s no par common stock, as of September 26, 2013.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)

	16 weeks ended
	September 17, 2013	September 18, 2012
	(in thousands, except per share data)
Sales	$61,237	$60,625
Cost of sales
Food and paper	20,350	20,275
Payroll and related	21,633	21,452
Other operating costs	13,031	13,123
	55,014	54,850

Gross profit	6,223	5,775

Administrative and advertising	3,767	4,393
Franchise fees and other revenue	(424)	(428)
(Gain)/Loss on sale of assets	(67)	11
Impairment of long-lived assets	—	70

Operating profit	2,947	1,729

Interest expense	215	321

Earnings from continuing operations before income taxes	2,732	1,408

Income taxes	820	450

Earnings from continuing operations	1,912	958

Loss from discontinued operations, net of tax	—	(158)

NET EARNINGS	$1,912	$800

Basic net earnings per share:
Earnings from continuing operations	$0.38	$0.19
(Loss) from discontinued operations	$—	$(0.03)
Basic net earnings per share	$0.38	$0.16

Diluted net earnings per share:
Earnings from continuing operations	$0.38	$0.19
(Loss) from discontinued operations	$—	$(0.03)
Diluted net earnings per share	$0.38	$0.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	16 weeks ended
	September 17, 2013	September 18, 2012
	(in thousands)
Net earnings	$1,912	$800

Other comprehensive income
Amortization of amounts included in net periodic pension expense	259	525
Tax effect	(88)	(178)
Total other comprehensive income	171	347

Comprehensive income	$2,083	$1,147

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
ASSETS

	September 17, 2013	May 28, 2013
	(unaudited)
	(in thousands)
Current Assets
Cash and equivalents	$4,001	$4,256
Trade and other accounts receivable	1,397	1,297
Inventories	6,489	5,765
Prepaid expenses, sundry deposits and property held for sale	970	686
Prepaid and deferred income taxes	1,695	2,417
Total current assets	14,552	14,421

Property and Equipment
Land and improvements	46,225	45,868
Buildings	74,616	74,173
Equipment and fixtures	81,900	80,735
Leasehold improvements and buildings on leased land	18,298	18,299
Capitalized leases	2,603	2,603
Construction in progress	2,452	417
	226,094	222,095
Less accumulated depreciation and amortization	122,106	119,950
Net property and equipment	103,988	102,145

Other Assets
Goodwill and other intangible assets	774	775
Land - deferred development	2,862	3,169
Property held for sale	4,776	5,236
Other long term assets	3,188	2,966
Total other assets	11,600	12,146

Total assets	$130,140	$128,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 17, 2013	May 28, 2013
	(unaudited)
	(in thousands, except share data)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$4,466	$4,846
Obligations under capitalized leases	239	236
Self insurance	308	275
Accounts payable	8,844	5,879
Accrued expenses	7,413	8,025
Total current liabilities	21,270	19,261

Long-Term Obligations
Long-term debt	8,241	9,600
Obligations under capitalized leases	1,993	2,050
Self insurance	1,114	1,160
Deferred income taxes	361	253
Underfunded pension obligation	8,344	8,530
Deferred compensation and other	4,416	4,202
Total long-term obligations	24,469	25,795

Commitments

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,586,764 and 7,586,764 shares - stated value - $1.00	7,587	7,587
Additional contributed capital	69,526	69,408
	77,113	76,995

Accumulated other comprehensive loss	(4,153)	(4,324)
Retained earnings	51,111	50,925
	46,958	46,601

Less cost of treasury stock (2,506,629 and 2,528,053 shares)	39,670	39,940
Total shareholders’ equity	84,401	83,656

Total liabilities and shareholders’ equity	$130,140	$128,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
16 weeks ended September 17, 2013
(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
	(in thousands, except per share data)
Balance at May 28, 2013	$7,587	$69,408	$(4,324)	$50,925	$(39,940)	$83,656
Net earnings for 16 weeks	—	—	—	1,912	—	1,912
Other comprehensive income, net of tax	—	—	171	—	—	171
Stock options exercised	—	(28)	—	—	92	64
Excess tax benefit from stock options exercised	—	9	—	—	—	9
Stock-based compensation cost	—	98	—	—	—	98
Treasury shares acquired	—	—	—	—	(71)	(71)
Other treasury shares re-issued	—	39	—	—	249	288
Cash dividends - $0.34 per share	—	—	—	(1,726)	—	(1,726)
Balance at September 17, 2013	$7,587	$69,526	$(4,153)	$51,111	$(39,670)	$84,401

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
16 weeks ended September 17, 2013 and September 18, 2012
(unaudited)

	16 weeks ended
	September 17, 2013	September 18, 2012
	(in thousands)
Cash flows provided by (used in) operating activities:
Net earnings (loss)	$1,912	$800
Less: loss from discontinued operations	—	(158)
Earnings from continuing operations	1,912	958
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	3,227	3,112
(Gain) loss on disposition of assets, including abandonment losses	(23)	6
Impairment of long-lived assets	—	70
Stock-based compensation expense	98	239
Net periodic pension cost	574	999
Contributions to pension plans	(500)	(525)
	5,288	4,859
Changes in assets and liabilities:
Trade and other receivables	(100)	279
Inventories	(725)	(431)
Prepaid expenses, sundry deposits and other	(283)	(793)
Other assets	4	(5)
Prepaid, accrued and deferred income taxes	751	353
Excess tax benefit from stock options exercised	(9)	(324)
Accounts payable	2,051	380
Accrued expenses	(624)	199
Self insured obligations	(13)	(27)
Deferred compensation and other liabilities	214	(23)
	1,266	(392)
Net cash provided by continuing operations	6,554	4,467
Net cash (used in) provided by discontinued operations	—	(510)
Net cash provided by operating activities	6,554	3,957
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(4,812)	(3,049)
Proceeds from disposition of property	544	1,097
Change in restricted cash	—	3,493
Change in other assets	(225)	(109)
Net cash provided by (used in) continuing investing activities	(4,493)	1,432
Net cash (used in) discontinued investing activities	—	—
Net cash provided by (used in) investing activities	(4,493)	1,432
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	—	—
Payment of long-term debt and capital lease obligations	(1,794)	(2,448)
Cash dividends paid	(812)	(791)
Special cash dividend paid	—	(47,963)
Proceeds from stock options exercised	64	7,467
Excess tax benefit from stock options exercised	9	324
Treasury shares acquired	(71)	(6,779)
Treasury shares re-issued	288	12
Net cash (used in) financing activities	(2,316)	(50,178)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Net decrease in cash and equivalents	(255)	(44,789)
Cash and equivalents at beginning of year	4,256	45,963
Cash and equivalents at end of quarter	$4,001	$1,174

Supplemental disclosures:
Interest paid	$256	$361
Income taxes paid	$69	$255
Dividends declared but not paid	$914	$808
Lease transactions capitalized (non-cash)	$—	$190

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2014, Ended September 17, 2013

NOTE A — ACCOUNTING POLICIES

Interim Financial Statements and Principles of Consolidation
The accompanying interim Condensed Consolidated Financial Statements (unaudited) include the accounts of the Company, prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted as permitted under such rules and regulations. However, management believes that the disclosures made are adequate to make the information not misleading when read in conjunction with the Consolidated Financial Statements and the notes thereto that were included in the Company's Annual Report on Form 10-K for the year ended May 28, 2013.
Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these interim Condensed Consolidated Financial Statements include all adjustments (all of which were normal and recurring) necessary for a fair presentation of the Company's: Condensed Consolidated Balance Sheet as of September 17, 2013; Condensed Consolidated Statement of Earnings for the 16 weeks ended September 17, 2013 (First Quarter 2014) and the 16 weeks ended September 18, 2012 (First Quarter Fiscal 2013); and Condensed Consolidated Statement of Cash Flows for the 16 weeks ended September 17, 2013 and the 16 weeks ended September 18, 2012. Additionally, all of the dollar amounts referenced in the text of the footnotes are reported in thousands.
Reclassifications
Certain amounts reported in the prior year have been reclassified to conform to the current year presentation.
Fiscal Year
The current fiscal year will end on Tuesday, June 3, 2014 (Fiscal Year 2014), a period of 53 weeks. The year that ended May 28, 2013 (Fiscal Year 2013) was a 52 week year.
Impairment of Long-Lived Assets
There were no non-cash impairment losses recorded during the 16 weeks ended September 17, 2013.
Non-cash impairment losses from continuing operations totaling $70 were recorded during the 16 week period ended September 18, 2012. The $70 was the aggregate impairment charge to lower previous estimates of the fair values of two former Frisch's Big Boy restaurants, both of which have been sold as of September 17, 2013 (in May and July 2013).
Goodwill and Other Intangible Assets

An analysis of Goodwill and Other Intangible Assets follows:

	September 17, 2013	May 28, 2013
	(in thousands)
Goodwill	$741	$741
Other intangible assets not subject to amortization	22	22
Other intangible assets subject to amortization - net	11	12
Total goodwill and other intangible assets	$774	$775
Income Taxes
Income taxes are provided on all items included in the Condensed Consolidated Statement of Earnings regardless of when such items are reported for tax purposes, which gives rise to deferred income tax assets and liabilities. The provision for income taxes in all periods presented has been computed based on management’s estimate of the effective tax rate for the entire year. The effective

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2014, Ended September 17, 2013

NOTE A — ACCOUNTING POLICIES (CONTINUED)

tax rate was estimated at 30 percent and 32 percent, respectively, for the 16 week periods ended September 17, 2013 and September 18, 2012. This year's lower rate is primarily due to changes in state deferred taxes.
Management periodically assesses the realization of net deferred tax assets based on historical, current and future (expected) operating results. A valuation allowance (VA) is recorded if management believes the Company's net deferred tax assets will not be realized. In addition, management monitors the realization of the VA and may consider its release in the future based on any positive evidence that may become available.
The Internal Revenue Service's examination of the Company's tax return for Fiscal Year 2011, which was filed in February 2012, has yet to be concluded officially, but preliminary indications are that it will close ultimately as a no change audit.
New Accounting Pronouncements
ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive income," was issued in February 2013 to amend Accounting Standards Codification Topic 220, "Comprehensive Income." The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments require information to be provided about the amounts reclassified out of other comprehensive income by component. Entities are also required to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under US GAAP that provide additional details about those amounts.
ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. This new disclosure became effective for the Company on May 29, 2013 (the first day of Fiscal Year 2014), and has been adopted in accordance with the standard. See NOTE H to the Company's Condensed Consolidated Financial Statements for the Company's new disclosures related to this amended standard.
The Company reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

NOTE B - DISCONTINUED OPERATIONS

As of September 17, 2013 (end of the First Quarter 2014) there were no assets or liabilities remaining on the Condensed Consolidated Balance Sheet that relates to the Golden Corral restaurants that were sold in May 2012 to Golden Corral Corporation. Loss from discontinued operations reported in the Condensed Consolidated Statement of Earnings for the 16 weeks ended September 18, 2012 included a charge against income tax expense of $158 representing adjustments to tax related balance sheet accounts.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2014, Ended September 17, 2013

NOTE C — LONG-TERM DEBT
Long term debt consists of the following maturities as of September 17, 2013:

	September 17, 2013	May 28, 2013
	(in thousands)
Current maturities	$4,466	$4,846	Current maturities

September 2015	3,398	3,652	May 2015
September 2016	2,189	2,721	May 2016
September 2017	1,631	1,654	May 2017
September 2018	897	1,235	May 2018
Subsequent to September 2018	126	338	Subsequent to May 2018
Long-term maturities	$8,241	$9,600	Long-term maturities

Total long-term debt	$12,707	$14,446	Total long-term debt
Construction Loan
As of September 17, 2013, the aggregate outstanding balance under the Construction Loan was $11,812 ($4,149 is included in current maturities), which is included in the total long term debt in the table above. The construction loan consisted entirely of Term Loans; no balance was in the Construction Phase awaiting conversion. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 4.66 percent. These Term Loans are being repaid in 84 equal monthly installments of principal and interest aggregating $408, expiring in various periods ranging from October 2013 through February 2019.
Other Components
For a description of all debt instruments, refer to NOTE C - LONG TERM DEBT in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, for the year ended May 28, 2013.
Loan Covenants
The 2012 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of September 17, 2013. Compensating balances are not required under the terms of the 2012 Loan Agreement.
Loan Agreement
Under the Company's current loan agreement, which governs all of the components above, borrowing authority will expire on October 15, 2013. However, all of the existing loan terms and conditions will remain intact. The Company is in the process of renegotiating a new loan agreement with the same lender (expected to close before November 1, 2013) that will restore borrowing authority. The Company has not borrowed any funds since September 2011.
Fair Values
The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at September 17, 2013 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
	(in thousands)
Term Loans under the Construction Loan	$11,812	$12,136

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2013, Ended September 18, 2012

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable in the Condensed Consolidated Balance Sheet consist of the following:

	September 17, 2013	May 28, 2013
	(in thousands)
Trade and other accounts payable	$4,616	3,574
Taxes - sales and use, payroll tax withheld from employees	1,465	581
Dividends	914	—
Utilities	700	621
Gift cards and coupons	585	748
Miscellaneous employee withholding	564	355
Total accounts payable	$8,844	$5,879

Accrued expenses in the Condensed Consolidated Balance Sheet consist of the following:

	September 17, 2013	May 28, 2013
	(in thousands)
Salaries, wages and related expenses	$4,545	$4,795
Accrued incentive compensation	464	934
Accrued property taxes	1,808	1,769
Other accrued expenses	596	527
Total accrued expenses	$7,413	$8,025

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2014, Ended September 17, 2013

NOTE E - SHAREHOLDERS' EQUITY/CAPITAL STOCK

Outstanding and Exercisable Options
The changes in outstanding and exercisable options under both the 1993 Stock Option Plan (1993 Plan) and the 2003 Stock Option and Incentive Plan (2003 Plan) are shown below as of September 17, 2013:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	72,503	$18.07
Granted	—
Exercised	(5,835)	$11.05
Forfeited or expired	(2,500)	$21.90
Outstanding at end of quarter	64,168		3.67	years	$257
Exercisable at end of quarter	64,168		3.67	years	$257
The intrinsic value of stock options exercised during the 16 week period ended September 17, 2013 amounted to $59.
Dividends
Regular quarterly cash dividends paid to shareholders during the 16 week period ended September 17, 2013 amounted to $812 or $0.16 per share. In addition, a $0.18 per share dividend was declared on September 12, 2013. Its payment of $914 on October 10, 2013 (included in accounts payable at September 17, 2013) was the 211th consecutive quarterly cash dividend (a period of 53 years) paid by the Company.
Earnings Per Share
Basic earnings per share (EPS) calculations are based on the weighted average number of outstanding common shares during the period presented. Diluted EPS includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Used to Calculate Basic EPS	Stock equivalents	Used to Calculate Diluted EPS
16 weeks ended:	Weighted average shares outstanding		Weighted average shares outstanding

September 17, 2013	5,071,658	9,611	5,081,269
September 18, 2012	4,961,555	55,717	5,017,272

Excluded from the calculations above (because the effect was anti-dilutive), were stock options to purchase 29,834 shares during the 16 week period ended September 17, 2013 and 7,000 during the 16 week period ended September 18, 2012.
Share-Based Payment (Compensation Cost)
The fair value of restricted stock issued (one year vesting) and stock options granted (three year vesting) is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. The fair value of unrestricted stock awarded under the 2003 Plan was recognized entirely during the period granted ($127 in June 2012 - 4,850 shares). Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the Condensed Consolidated Statement of Earnings.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2014, Ended September 17, 2013

NOTE E - SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

	16 weeks ended
	September 17, 2013	September 18, 2012
	(in thousands)
Stock options granted	$—	$14
Restricted stock issued	98	98
Unrestricted stock issued	—	127
Share-based compensation cost, pretax	98	239
Tax benefit	(33)	(81)
Share-based compensation cost, net of tax	$65	$158
Effect on basic earnings per share	$0.01	$0.03
Effect on diluted earnings per share	$0.01	$0.03
There was no unrecognized pretax compensation cost related to non-vested stock options as of September 17, 2013. Unrecognized pretax compensation cost related to restricted stock awards amounted to $25 as of September 17, 2013, which is expected to be recognized over a weighted average period of 0.08 years.
Unrestricted stock awarded under the 2012 Stock Option and Incentive Plan ($244 in June 2013 - 13,450 shares) was accrued as incentive compensation in Fiscal Year 2013. Incentive compensation for unrestricted stock is also being accrued in Fiscal Year 2014 - $69 through the 16 week period ended September 17, 2013.
Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan. Compensation costs related to the Employee Stock Purchase Plan are determined at the end of each semi-annual offering period – October 31 and April 30.

NOTE F - PENSION PLANS
The Company sponsors a qualified defined benefit pension plans (DB Plan) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for the retirement plans is shown in the table that follows:

	16 weeks ended
Net periodic pension cost components	September 17, 2013	September 18, 2012
	(in thousands)
Service cost	$499	$555
Interest cost	559	533
Expected return on plan assets	(744)	(614)
Amortization of prior service (credit) cost	(2)	(2)
Recognized net actuarial loss	261	527
Net periodic pension cost	$573	$999

Weighted average discount rate	4.40%	4.25%
Weighted average rate of compensation increase	4.00%	4.00%
Weighted average expected long-term rate of return on plan assets	7.25%	7.50%
Net periodic pension cost for Fiscal Year 2014 is currently expected to approximate $1,864. Net periodic pension cost for Fiscal Year 2013 was $3,247. The primary drivers of the 42 percent decrease over Fiscal Year 2013 are a higher discount rate, certain demographic changes and a much higher actual rate of return on plan assets that was experienced during Fiscal Year 2013.
Although the minimum required contribution to the DB Plan for the plan year ending May 31, 2014 has yet to be determined, management currently anticipates contributing up to $2,000 over the course of Fiscal Year 2014, including $500 that was contributed during 16 weeks ended September 17, 2013.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2014, Ended September 17, 2013

NOTE F - PENSION PLANS (CONTINUED)

Fair value measurements are used for recording the assets in the Frisch's Executive Savings Plan (FESP). FESP assets are the principal component of "Other long-term assets" in the Condensed Consolidated Balance Sheet. Assets of the plan are grouped into a three-level hierarchy for valuation techniques used to measure the fair values of the assets. These levels are:

•	Level 1 - Quoted prices in active markets for identical assets.

•
Level 2- Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.
The following table summarizes FESP assets measured at fair value as of:

	September 17, 2013	May 28, 2013
	(in thousands)
	Level 1	Level 1

Money market funds	$279	$45
Mutual funds	1,704	1,310
Foreign equity mutual funds	224	287
Taxable bond mutual funds	330	798
Large blend target date mutual funds	542	414
Total	$3,079	$2,854

NOTE G - LITIGATION AND CONTINGENCIES
Litigation
Employees, customers and other parties bring various claims and suits against the Company from time to time in the ordinary course of business. Claims made by employees are subject to workers' compensation insurance or are covered generally by employment practices liability insurance. Claims made by customers are covered by general and product liability insurance. All insurance policies are subject to retention and coverage limits. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes presently that the resolution of claims currently outstanding, whether or not covered by insurance, will not result in a material adverse effect upon the Company's earnings, cash flows or financial position. Management believes that adequate provisions for expected losses not covered by insurance are included in the Condensed Consolidated Financial Statements.
On September 18, 2012, a former employee (plaintiff) filed a collective action under the Fair Labor Standards Act and class action under the Ohio Minimum Fair Wage Standards Act for allegations of off-the-clock work, unpaid overtime, and minimum wage violations as a result of alleged improper application of the Tip Credit. As part of the collective action, the plaintiff seeks recovery for all individuals who worked as a server at any Frisch's Big Boy restaurant operated by the Company during the three year period, September 18, 2009 through September 18, 2012. The class action is limited to servers who worked for the Company at Frisch's Big Boy restaurants located in Ohio during the last three years. On December 4, 2012, the Company filed a motion to dismiss and compel arbitration, which motion was granted on April 10, 2013. The plaintiff appealed the court's decision and the United States Sixth Circuit Court of Appeals is scheduled to hear oral arguments on December 5, 2013. If ultimately successful on these claims, the plaintiff and any class members would be entitled to unpaid wages, liquidated damages, and attorneys' fees. The Company intends to continue defending the matter vigorously including efforts to pursue a class or collective action in arbitration.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
First Quarter Fiscal 2014, Ended September 17, 2013

NOTE G — LITIGATION AND CONTINGENCIES (CONTINUED)

Contingent Liabilities
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the restaurants to GCC. The amount remaining under contingent lease obligations totaled $6,754 as of September 17, 2013, for which the aggregate average annual lease payments approximate $659 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.

NOTE H — OTHER COMPREHENSIVE INCOME
The following table represents items reclassified out of accumulated other comprehensive income and the related tax effects for the quarter ending September 17, 2013 for the components of pension cost:

	16 weeks ended
	September 17, 2013	September 18, 2012
	(in thousands)
Amortization of pretax amounts included in net periodic pension expense (1)
Included in Cost of Sales	$240	$478
Included in Administrative and Advertising Expense	19	47
Total Amortization of pretax amounts included in net periodic pension expense (1)	259	525
Income tax expense	(88)	(179)

Total reclassification, net of tax	$171	$346
(1) This amount is included in the computation of net periodic pension expense as a net of the two components: amortization of prior service cost of $2 and recognized net actuarial loss of $261 for September 17, 2013, and amortization of prior service cost of $2 and recognized net actuarial loss of $527 for September 18, 2012. (See NOTE F - PENSION PLANS).
The following table represents changes in accumulated other comprehensive loss (all of which is from Company sponsored pension plans), net of tax, for the quarter ending September 17, 2013:

Accumulated Other Comprehensive Loss
(in thousands)
Balance in Accumulated Other Comprehensive Loss on May 28, 2013	$4,324

Amount reclassified from accumulated other comprehensive income	(171)
Net current period other comprehensive income	(171)

Balance in Accumulated Other Comprehensive Loss on September 17, 2013	$4,153

ITEM 2. MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS
SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995
Forward-looking statements are contained in this Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such statements may generally express management’s expectations with respect to its plans, or its assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are inherently subject to risks and other uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but not limited to, the discussion in "Risk Factors" that may be found in this Form 10-Q under Part II, Item 1A. and as set forth in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2013.
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
This MD&A should be read in conjunction with the interim Condensed Consolidated Financial Statements (unaudited) found in this Form 10-Q under Part I, Item 1. The Company has no off-balance sheet arrangements other than operating leases that are entered from time to time in the ordinary course of business. The Company does not use special purpose entities.

CORPORATE OVERVIEW
(all dollars reported in thousands)

Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name "Frisch's Big Boy." As of September 17, 2013, 95 Frisch's Big Boy restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana. The Company also licenses 25 Frisch's Big Boy restaurants to other operators who pay franchise and other fees to the Company.
The Company’s First Quarter 2014 consists of the 16 weeks ended September 17, 2013, and compares with the 16 weeks ended September 18, 2012, which constituted the First Quarter 2013. The first quarter of the Company's fiscal year normally accounts for a disproportionate share of annual revenue and net earnings because it contains 16 weeks, whereas the following three quarters normally contain only 12 weeks each. References to Fiscal Year 2014 refer to the 53 week year that will end on June 3, 2014 (the fourth quarter will have 13 weeks). References to Fiscal Year 2013 refer to the 52 week year that ended May 28, 2013.
The following table recaps the Company's earnings or loss components:

	First Quarter
	2014	2013
	(in thousands, except per share data)
Earnings from continuing operations before income taxes	$2,732	$1,408
Earnings from continuing operations	$1,912	$958
Diluted EPS from continuing operations	$0.38	$0.19
(Loss) from discontinued operations, net of tax	$—	$(158)
Diluted EPS from discontinued operations	$—	$(0.03)
Net earnings	$1,912	$800
Diluted net EPS	$0.38	$0.16

Weighted average diluted shares outstanding	5,081	5,017

Factors having a notable effect on earnings from continuing operations before income taxes when comparing the First Quarter 2014 with the First Quarter 2013:

•
Consolidated restaurant sales were $61,237 in the First Quarter 2014 versus $60,625 in the First Quarter 2013. The increase is due to the effect of sales generated by two additional restaurants, and as offset by a same store sales decrease of 1.0 percent.

•
Gross profit increased $448, or 7.8 percent, to $6,223 in the First Quarter 2014, up from $5,775 in the First Quarter 2013. As a percentage of sales, gross profit was 10.2 percent in the First Quarter 2014 versus 9.6 percent in the First Quarter 2013, which was driven by:

-	Food and Paper Costs were 33.2 percent in the First Quarter 2014, down from 33.4 percent in the First Quarter 2013.

-	Payroll and Related Costs were 35.3 percent in the First Quarter 2014, down from 35.4 percent in the First Quarter 2013.

-	Other Operating Costs were 21.3 percent in the First Quarter 2014, down from 21.6 percent in the First Quarter 2013.

•	Pension expense was $574 in the First Quarter 2014 versus $999 in the First Quarter 2013.

•	Interest expense was $215 in the First Quarter 2014 versus $321 in the First Quarter 2013.

•	Impairment of assets - a charge of $70 was recorded in the First Quarter 2013. No impairments were recorded during the First Quarter 2014.
The loss from discontinued operations reported in the First Quarter 2013 represents adjustments to tax related balance sheet accounts associated with the Company's former Golden Corral operations.

RESULTS of OPERATIONS
(all dollars reported in thousands)

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

	First Quarter
	2014	2013
	(in thousands)
Frisch's Big Boy restaurants operated by the Company	$57,845	$57,429
Wholesale sales to licensees	3,020	2,894
Wholesale sales to groceries	372	302
Total sales	$61,237	$60,625
Frisch's Big Boy restaurant sales shown in the above table include a same store sales decrease of 1.0 percent in the First Quarter 2014 (on a customer count decrease of 3.0 percent). The same store sales comparison includes the effect of three menu price increases, implemented respectively in September 2012 (0.9 percent), February 2013 (1.1 percent) and September 2013 (1.1 percent). Another menu price increase will likely be implemented in February 2014.
The Company operated 95 Frisch's Big Boy restaurants as of September 17, 2013. The count of 95 includes the following changes since the beginning of Fiscal Year 2013 (June 2012), when 93 Frisch's Big Boy restaurants were in operation:

•	August 2012 - opened new restaurant near Cincinnati, Ohio

•	March 2013 - opened new restaurant in Sidney, Ohio (Dayton, Ohio market)

One more new Frisch's Big Boy restaurant is expected to be added in Fiscal Year 2014, which is currently under construction and scheduled to open in December 2013 (Lexington, Kentucky market).

Gross Profit
The determination of gross profit is shown with operating percentages in the following table. The table is intended to supplement the cost of sales discussion that follows. Cost of sales is comprised of food and paper costs, payroll and related costs, and other operating costs.

	First Quarter
	2014	2013

Sales	100.0%	100.0%
Food and Paper	33.2%	33.4%
Payroll and Related	35.3%	35.4%
Other Operating Costs	21.3%	21.6%
Gross Profit	10.2%	9.6%
The cost of food remains at all time highs. The decline in food and paper costs as a percentage of sales was aided by improved efficiencies in the Company's commissary operation along with menu price increases. Although the Company does not use financial instruments as a hedge against changes in commodity prices, purchase contracts for some commodities may contain provisions that limit the price the Company will pay. In addition, the effect of commodity price increases is managed actively with changes to the menu mix, together with periodic increases in menu prices.

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
The decrease in payroll and related costs (as a percentage of sales) shown in the above table was driven primarily by the combination of lower pension costs, the continuation of reductions in labor hours commensurate with lower customer counts and higher menu prices charged to customers . The decrease in payroll and related cost percentages in the above table notwithstanding, payroll and related costs continue to be adversely affected by mandated increases in the minimum wage.
Net periodic pension cost was $574 and $999 respectively, in the First Quarter 2014 and the First Quarter 2013. Net periodic pension cost for Fiscal Year 2014 is currently expected to be in the range of $1,850 to $1,900. Net periodic pension cost for Fiscal Year 2013 was $3,247. The expected decrease in net periodic pension costs for Fiscal Year 2014 is due to a higher discount rate, certain demographic changes and a much higher actual return on plan assets that was experienced during Fiscal Year 2013.
Other operating costs include occupancy costs such as maintenance, rent, depreciation, abandonment losses, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, new restaurant opening costs and many other restaurant operating costs. Opening costs can have a significant effect on operating costs. As expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store sales levels. In other words, percentages will generally rise when sales decrease and percentages will generally decrease when sales increase. The improved percentage is largely due to lower opening costs and lower costs for building and equipment maintenance.
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

Administrative and advertising expense decreased $626 in the First Quarter Fiscal 2014 when compared with the comparable period a year ago. Stock based compensation expense included in administrative and advertising expense was $98 during the First Quarter 2014 versus $239 during the First Quarter 2013 (see further discussion of stock based compensation expenses in the Financing Activities section of Liquidity and Capital Resources that appears elsewhere in this MD&A). Administrative and advertising expense in the First Quarter 2013 included higher charges for the cost of employee separations.

Revenue from franchise fees is based upon sales volumes generated by Frisch's Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of September 17, 2013, 25 Frisch's Big Boy restaurants were licensed to other operators and paying franchise fees to the Company. No licensed Frisch's Big Boy restaurants opened or closed during any of the periods presented in this MD&A. Other revenue also includes certain other fees earned from Frisch's Big Boy restaurants licensed to others along with minor amounts of rent and investment income.
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
A gain of $67 during the First Quarter 2014 resulted primarily from the September 2013 sale of certain excess real estate, as offset by a small loss on the July 2013 sale of a former Frisch's Big restaurant. The loss of $11 during the First Quarter 2013 was from the August 2012 sale of one of the remaining Golden Corral restaurants that had been closed in August 2011.
There were no charges recorded for non-cash impairment of long-lived assets in the First Quarter 2014. Non-cash impairment charges totaling $70 were recorded during the First Quarter 2013 to lower previous estimates of the fair values of two former Frisch's Big Boy restaurants, both of which were subsequently sold (May 2013 and July 2013).
Interest Expense
Interest expense decreased $106 in the First Quarter 2014 when compared with the comparable year ago period. The decrease is primarily the result of lower debt levels than a year ago.
Income Tax Expense
Income tax expense as a percentage of pretax earnings was estimated at 30 percent for the First Quarter 2014, down from 32 percent that was estimated for the First Quarter 2013. The higher rate in the First Quarter 2013 is primarily due to changes in tax credits and deferred state taxes. This year's lower rate is primarily due to changes in state deferred taxes.
The Internal Revenue Service's examination of the Company's tax return for Fiscal Year 2011, which was filed in February 2012, has yet to be concluded officially, but preliminary indications are that it will close ultimately as a no change audit.

LIQUIDITY and CAPITAL RESOURCES
(all dollars reported in thousands)

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
Working Capital Practices
The Company has historically maintained a strategic negative working capital position, which is a common practice in the restaurant industry. As significant cash flows are provided consistently by operations, this practice should not hinder the Company’s ability to satisfactorily retire any of its obligations when due, including the aggregated contractual obligations and commercial commitments shown in the following table.

Aggregated Information about Contractual Obligations and Commercial Commitments September 17, 2013:

		Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$12,707	$4,466	$3,398	$2,189	$1,631	$897	$126
	Interest on Long-Term Debt (estimated)	977	476	274	138	68	20	1
	Rent due under Capital Lease Obligations	2,991	367	367	368	304	212	1,373
1	Rent due under Operating Leases	13,495	1,072	892	843	855	888	8,945
2	Purchase Obligations	8,129	7,858	206	32	33	—	—
3	Other Long-Term Obligations	336	237	99	—	—	—	—
	Total Contractual Cash Obligations	$38,635	$14,476	$5,236	$3,570	$2,891	$2,017	$10,445

1	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2
Consists primarily of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property, if any. Does not include agreements that can be canceled without penalty.

3	Deferred compensation liability (undiscounted).
The working capital deficit was $6,718 as of September 17, 2013, which is an increase of $1,878 from May 28, 2013 when the deficit was $4,840. Most of the increase is due to higher levels of accounts payable.
A financing package of unsecured credit facilities has been in place for many years with the same lending institution, which has been styled (since April 2012) as the 2012 Loan Agreement. Borrowing authority under the 2012 Loan Agreement expired on October 15, 2013. The terms and conditions of all existing debt remain intact. The Company is in full compliance with the covenants contained in the 2012 Loan Agreement.
The Company is in the process of renegotiating a new loan agreement with the same lender (expected to close before November 1, 2013) that will restore borrowing authority. The Company has not borrowed any funds since September 2011.
Operating Activities
Net cash provided by continuing operations was $6,554 during the First Quarter 2014, which compares with $4,467 in the First Quarter 2013. Normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from quarter to quarter, account for most of the change. Management measures cash flows from continuing operations by simply adding back certain non-cash expenses to earnings from continuing operations. These non-cash expenses include items such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of long-lived assets (if any), stock based compensation costs and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $5,288 in the First Quarter 2014 and $4,859 in the First Quarter 2013.
Contributions to the defined benefit pension plan that is sponsored by the Company are currently projected to be $2,000 in Fiscal Year 2014, $500 of which was contributed during the First Quarter 2014.
An automatic Change in Accounting Method was filed with the Internal Revenue Service (IRS) in Fiscal Year 2011, to allow immediate deduction of certain repairs and maintenance costs, replacing the previous treatment that had capitalized these costs. In December 2011, the IRS issued new temporary and proposed regulations on tangible property that significantly departs from the prior proposed regulations on which the Company’s Change in Accounting Method was based. Final repair regulations were issued by the IRS in September 2013 which address when costs incurred to acquire, produce or improve tangible property must be capitalized or may be deducted as incurred. The final repair regulations must be applied to taxable years beginning on or after January 1, 2014 (the Company's Fiscal Year 2015 that will begin June 4, 2014). Management is presently reviewing and analyzing the final repair regulations to determine the effect, if any, upon the Company’s Change in Accounting Method.
Investing Activities
Capital spending is the principal component of investing activities. Capital spending was $4,812 during the First Quarter 2014, an increase of $1,763 from the First Quarter 2013. These capital expenditures typically consist of site acquisitions for expansion, new restaurant construction, plus on-going reinvestments in existing restaurants including remodeling jobs, routine equipment replacements and other maintenance capital outlays.

Proceeds from the disposition of property amounted to $544 during the First Quarter 2014, consisting of $539 in real property and $5 from transactions to sell used equipment and /or other operating assets. The proceeds from the disposition of real property was from the July 2013 sale of a former Frisch's Big Boy restaurant and the September 2013 sale of certain excess property. Proceeds of $1,098 in the First Quarter 2013 arose principally from the August 2012 sale of one of the six Golden Corral properties that had closed in August 2011.
Three former Golden Corral restaurants (permanently closed August 2011) and seven other pieces of surplus land were held for sale as of September 17, 2013 at an aggregate asking price of approximately $6,200.
Financing Activities
No new borrowing against credit lines was necessary during the First Quarter 2014. Scheduled and other payments of long-term debt and capital lease obligations amounted to $1,794 during the First Quarter 2014.
Regular quarterly cash dividends paid to shareholders during the First Quarter 2014 amounted to $812 or $0.16 per share. In addition, a $0.18 per share dividend was declared on September 12, 2013. Its payment of $914 on October 10, 2013 was the 211th consecutive quarterly dividend (a period of 53 years) paid by the Company. For the foreseeable future, the Company expects to continue its practice of paying regular quarterly cash dividends.
A special one-time cash dividend of $9.50 per share was paid during the First Quarter 2013 that amounted to $47,963,000.
During the First Quarter 2014, 5,835 shares of the Company’s common stock were re-issued from the Company’s treasury pursuant to the exercise of "cashless" stock options. The aggregate strike price was $64, all of which was received by the Company in cash, as all of the transactions were settled through a broker. As of September 17, 2013, 64,168 shares granted under the Company’s stock option plans remained outstanding, all of which are fully vested. The weighted average exercise price is $18.56 per share. The closing price of the Company’s stock on September 17, 2013 was $21.55. The intrinsic value of 46,334 fully vested “In The Money” options was $257, which, if exercised, would yield $998 in proceeds to the Company.
During the First Quarter 2013, 320,416 shares of the Company’s common stock were re-issued from the Company’s treasury pursuant to the exercise of stock options. The aggregate strike price for the options was $7,467,000, of which $2,398,000 was received in cash and $5,069,000 was charged to the treasury stock account to record shares re-acquired in connection with the exercise of "cashless" stock options that would have normally been settled through a broker on the open market.
On October 2, 2013, 11,984 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 1,712 restricted shares was granted to the CEO pursuant to the terms of his employment contract. The total fair value of the awards amounted to $320, which will be expensed ratably over a one year vesting period, beginning in the Second Quarter 2014. On October 3, 2012, 14,245 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 2,035 restricted shares was granted to the CEO. The total fair value of restricted shares issued to non-employee members of the Board of Directors and the CEO in October 2012 also amounted to $320, of which $98 was expensed during the First Quarter Fiscal 2013.
In June 2013, a group of executive officers (excluding the CEO) and other key employees was granted an aggregate award of 13,450 unrestricted shares of the Company's common stock. The total fair value of the June 2013 award amounted to $244, which was accrued as incentive compensation in Fiscal Year 2013. Incentive compensation for unrestricted stock is also being accrued in Fiscal Year 2014. In June 2012, a group of executive officers (excluding the CEO) and other key employees was granted an aggregate award of 4,850 unrestricted shares of the Company's common stock. The total fair value of the June 2012 award amounted to $127, which was recognized entirely when granted.
The fair value of restricted stock issued (one year vesting) and stock options granted (three year vesting - none granted since Fiscal Year 2011) is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the consolidated statement of earnings:

	First Quarter
Share based compensation cost	2014	2013
	(in thousands)
Stock options granted	$—	$14
Restricted stock issued	98	98
Unrestricted stock issued	—	127
Share-based compensation cost, pretax	$98	$239
On July 25, 2012, the Board of Directors authorized the Company to purchase over a three year period, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock. No shares were acquired under the program during the First Quarter 2014. During the First Quarter 2013, the Company re-acquired 212,929 shares under the program at a cost of $6,708.
Separate from the repurchase program, the Company’s treasury acquired 3,895 shares of its common stock in the First Quarter 2014 at a cost of $71 to cover withholding tax obligations in connection with unrestricted stock awards. During the First Quarter 2013, 2,691 shares were acquired at a cost of $72 also to cover withholding tax obligations on stock awards.
Other Information
No new Frisch's Big Boy restaurants opened for business during the First Quarter 2014. A new Frisch's Big Boy restaurant is expected to open in December 2013, which is currently under construction. Including land and land improvements, the cost required to build and equip the Frisch's Big Boy restaurant that will open in December 2013 is budgeted at $3,900, of which approximately $2,200 had been incurred and which is carried in the construction in progress account as of September 17, 2013. It is being constructed using plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests).
Approximately one-fifth of the Frisch's Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with those of newly constructed restaurants. The current average cost to remodel a Frisch's Big Boy restaurant ranges from $80 to $100 for a minor remodeling and from $185 to $215 for a major remodeling. The Fiscal Year 2014 remodeling budget is $3,030 for 18 planned remodel jobs, six of which were completed during the First Quarter of Fiscal 2014.
Part of the Company’s strategic plan entails owning the land on which it builds new restaurants. However, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. As of September 17, 2013, 15 Frisch's Big Boy restaurants were in operation on non-owned premises – one capital lease and 14 operating leases.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the restaurants to GCC. The amount remaining under contingent lease obligations totaled $6,754 as of September 17, 2013, for which the aggregate average annual lease payments approximate $659 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.

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
An actuarial consulting company provided an independent estimate of the Company's required unpaid loss and allocated loss adjustment expense for accidents occurring from the inception of the Company's self-insurance program through May 28, 2013, (the end of Fiscal Year 2013). The actuarial consulting firm also provided forward estimates (based on historical claims data) of the ultimate value of claims that will be incurred during the current fiscal year, which is used by management to build the claims reserve for Fiscal Year 2014. As the expected value estimates provided by the actuarial consulting firm were developed over the range of reasonably possible (as opposed to all conceivable) outcomes, unexpected case developments could result in actual costs differing materially from estimated values presently carried in the self-insurance reserves. Until the actuarial consulting firm provides its independent estimate of the claims values as of June 3, 2014 (the end of Fiscal Year 2014), management will continue to monitor claim data as presented by the third party administrator (TPA) of the program and will only make interim period adjustments to the self-insurance reserves if a catastrophic claim is incurred during the current fiscal year or if actual payments of claims differ significantly from the expected payment patterns that have been developed by the actuarial consulting firm.
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
The discount rate is selected by matching the cash flows of the pension plan to that of a yield curve that provides the equivalent yields on zero-coupon bonds for each maturity. Benefit cash flows due in a particular year can be "settled" theoretically by "investing" them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the discount rate represents the equivalent single rate under a broad market AA yield curve (Above Mean Yield Curve as developed by the Company's actuarial consulting firm beginning with the May 28, 2013 measurement date, which has been applied to the calculation of net periodic pension cost for Fiscal Year 2014). The yield curve is used to set the discount rate assumption using cash flows on an aggregate basis, which is then rounded to the nearest 10 basis points.
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
Income Taxes
The provision for income taxes is based on management's estimate of federal, state and local tax liabilities. These estimates include, but are not limited to, the application of statutory federal, state and local rates to estimated taxable income, and the effect of tax credits such as the federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit (WOTC). All tax returns are filed timely and are subject to audit by all levels of taxing authority. Audits can result in a different interpretation of tax laws from that of management.
Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. Deferred tax accounting requires management to evaluate deferred tax assets, including net operating loss carry forwards, to determine whether these assets will more likely than not be realized on a future tax return. These evaluations entail complex projections that require considerable judgment and are ultimately subject to future changes in tax laws including changes in tax rates.

ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISKS
Conditions in the financial and commodity markets are subject to change at any time.
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

ITEM 4. CONTROLS and PROCEDURES
a)Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 17, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information that would be required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
b)Changes in Internal Control over Financial Reporting. As part of their review and evaluation of the Company's disclosure controls and procedures, the Company's CEO and CFO concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fiscal quarter ended September 17, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the discussion under "Part I, Item 3.Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended May 28, 2013 regarding the collective action and class action filing related to allegations of off-the-clock work, unpaid overtime, and minimum wage violations as a result of alleged improper application of the Tip Credit. On December 4, 2012, the Company filed a motion to dismiss and compel arbitration, which motion was granted on April 10, 2013. The plaintiff appealed the decision to the United States 6th Circuit Court of Appeals. Oral arguments have been scheduled for December 5, 2013. If ultimately successful on these claims, the plaintiff and any class members would be entitled to unpaid wages, liquidated damages, and attorneys' fees. The Company intends to to continue defending the matter vigorously, including the appeal and any efforts to pursue a class or collective action in arbitration.

ITEM 1A. RISK FACTORS
Operational and other risks and uncertainties that face the Company were set forth in Part I Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2013. There have been no material changes in the risks from those that were disclosed in that Form 10-K.
The materialization of events associated with risks disclosed in the Form 10-K for the fiscal year ended May 28, 2013 together with those risks that were not specifically listed or those that are presently unforeseen, could result in significant adverse effects on the Company’s financial position, results of operations and cash flows, which could include the permanent closure of any affected restaurant(s) with an impairment of assets charge taken against earnings, and could adversely affect the price at which shares of the Company’s common stock trade.

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS
(c) Issuer Purchases of Equity Securities
On July 25, 2012, the Board of Directors authorized the Company to purchase, on the open market and in transactions negotiated privately, up to 450,000 shares of its common stock. The authorization allows for purchases over a three year period that will end on July 25, 2015. The following table shows information pertaining to the Company’s repurchases of its common stock during the First Quarter 2014, which ended September 17, 2013:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 29, 2013 to June 25, 2013 (1)	3,895	$18.12	—	237,071
June 26, 2013 to July 23, 2013	—	$—	—	237,071
July 24, 2013 to August 20, 2013	—	$—	—	237,071
August 21, 2013 to September 17, 2013	—	$—	—	237,071
Total	3,895	$18.12	—	237,071

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
32.1 Section 1350 Certification of Chief Executive Officer is filed herewith.
32.2 Section 1350 Certification of Chief Financial Officer is filed herewith.
The XBRL interactive date files appearing below are filed herewith:
101.INS    XBRL Instance Document
101.SCH     XBRL Taxonomy Extension Schema Document
101.CAL     XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB    XBRL Taxonomy Extension Label Linkbase Document
101.PRE    XBRL Taxonomy Presentation Linkbase Document
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC.
(Registrant)
DATE October 24, 2013
BY /s/ Mark R. Lanning
Mark R. Lanning
Vice President and Chief Financial Officer,
Principal Financial Officer
Principal Accounting Officer