Form 10-Q
period 2013-12-10
FRISCHS RESTAURANTS INC
filed 2014-01-15
CIK 39047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED DECEMBER 10, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
There were 5,092,345 shares outstanding of the issuer’s no par common stock, as of December 27, 2013.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)

	28 weeks ended		12 weeks ended
	December 10, 2013	December 11, 2012	December 10, 2013	December 11, 2012
	(in thousands, except per share data)
Sales	$110,453	$109,148	$49,217	$48,523
Cost of sales
Food and paper	36,703	36,435	16,353	16,159
Payroll and related	38,720	38,086	17,087	16,634
Other operating costs	22,993	22,859	9,962	9,736
	98,416	97,380	43,402	42,529

Gross profit	12,037	11,768	5,815	5,994

Administrative and advertising	6,597	7,413	2,831	3,023
Franchise fees and other revenue	(782)	(751)	(358)	(322)
(Gain)/Loss on sale of assets	(67)	14	—	2
Impairment of long-lived assets	—	71	—	—

Operating profit	6,289	5,021	3,342	3,291

Interest expense	350	550	135	229

Earnings from continuing operations before income taxes	5,939	4,471	3,207	3,062

Income taxes	1,663	1,512	843	1,062

Earnings from continuing operations	4,276	2,959	2,364	2,000

Loss from discontinued operations, net of tax	—	(158)	$—	$—

NET EARNINGS	$4,276	$2,801	$2,364	$2,000

Basic net earnings per share:
Earnings from continuing operations	$0.84	$0.59	$0.46	$0.40
(Loss) from discontinued operations	$—	$(0.03)	$—	$—
Basic net earnings per share	$0.84	$0.56	$0.46	$0.40

Diluted net earnings per share:
Earnings from continuing operations	$0.84	$0.59	$0.46	$0.39
(Loss) from discontinued operations	$—	$(0.03)	$—	$—
Diluted net earnings per share	$0.84	$0.56	$0.46	$0.39

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	28 weeks ended		12 weeks ended
	December 10, 2013	December 11, 2012	December 10, 2013	December 11, 2012
	(in thousands)
Net earnings	$4,276	$2,801	$2,364	2,000

Other comprehensive income
Amortization of amounts included in net periodic pension expense	454	918	195	394
Tax effect	(154)	(312)	(66)	(134)
Total other comprehensive income	300	606	129	260

Comprehensive income	$4,576	$3,407	$2,493	$2,260

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
ASSETS

	December 10, 2013	May 28, 2013
	(unaudited)
	(in thousands)
Current Assets
Cash and equivalents	$1,144	$4,256
Trade and other accounts receivable	1,384	1,297
Inventories	6,578	5,765
Prepaid expenses, sundry deposits and property held for sale	976	686
Prepaid and deferred income taxes	1,243	2,417
Total current assets	11,325	14,421

Property and Equipment
Land and improvements	47,786	45,868
Buildings	76,962	74,173
Equipment and fixtures	82,840	80,735
Leasehold improvements and buildings on leased land	19,320	18,299
Capitalized leases	2,603	2,603
Construction in progress	271	417
	229,782	222,095
Less accumulated depreciation and amortization	123,528	119,950
Net property and equipment	106,254	102,145

Other Assets
Goodwill and other intangible assets	774	775
Land - deferred development	2,861	3,169
Property held for sale	4,776	5,236
Other long term assets	3,498	2,966
Total other assets	11,909	12,146

Total assets	$129,488	$128,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 10, 2013	May 28, 2013
	(unaudited)
	(in thousands, except share data)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$2,350	$4,846
Obligations under capitalized leases	241	236
Self insurance	329	275
Accounts payable	8,621	5,879
Accrued expenses	7,971	8,025
Total current liabilities	19,512	19,261

Long-Term Obligations
Long-term debt	7,328	9,600
Obligations under capitalized leases	1,935	2,050
Self insurance	1,196	1,160
Deferred income taxes	20	253
Underfunded pension obligation	8,080	8,530
Deferred compensation and other	4,520	4,202
Total long-term obligations	23,079	25,795

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,586,764 and 7,586,764 shares - stated value - $1.00	7,587	7,587
Additional contributed capital	69,347	69,408
	76,934	76,995

Accumulated other comprehensive loss	(4,024)	(4,324)
Retained earnings	53,475	50,925
	49,451	46,601

Less cost of treasury stock (2,494,419 and 2,524,309 shares)	39,488	39,940
Total shareholders’ equity	86,897	83,656

Total liabilities and shareholders’ equity	$129,488	$128,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
28 weeks ended December 10, 2013
(Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
	(in thousands, except per share data)
Balance at May 28, 2013	$7,587	$69,408	$(4,324)	$50,925	$(39,940)	$83,656

Net earnings for 28 weeks	—	—	—	4,276	—	4,276
Other comprehensive income, net of tax	—	—	300	—	—	300
Stock options exercised	—	(28)	—	—	92	64
Excess tax benefit from stock options exercised	—	9	—	—	—	9
Stock-based compensation cost	—	173	—	—	—	173
Treasury shares acquired	—	—	—	—	(105)	(105)
Other treasury shares re-issued	—	(179)	—	—	465	286
Employee stock purchase plan	—	(36)	—	—	—	(36)
Cash dividends - $0.34 per share	—	—	—	(1,726)	—	(1,726)
Balance at December 10, 2013	$7,587	$69,347	$(4,024)	$53,475	$(39,488)	$86,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
28 weeks ended December 10, 2013 and December 11, 2012
(unaudited)

	28 weeks ended
	December 10, 2013	December 11, 2012
	(in thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$4,276	$2,801
Less: loss from discontinued operations	—	(158)
Earnings from continuing operations	4,276	2,959
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	5,663	5,534
Loss on disposition of assets, including abandonment losses	13	37
Impairment of long-lived assets	—	71
Stock-based compensation expense	173	327
Net periodic pension cost	1,004	1,748
Contributions to pension plans	(1,000)	(875)
	10,129	9,801
Changes in assets and liabilities:
Trade and other receivables	(87)	119
Inventories	(813)	(421)
Prepaid expenses, sundry deposits and other	(289)	(466)
Other assets	(94)	(1)
Prepaid, accrued and deferred income taxes	919	976
Excess tax benefit from stock options exercised	(9)	(364)
Accounts payable	2,742	872
Accrued expenses	(189)	616
Self insured obligations	90	(187)
Deferred compensation and other liabilities	318	109
	2,588	1,253
Net cash provided by continuing operations	12,717	11,054
Net cash (used in) provided by discontinued operations	—	(581)
Net cash provided by operating activities	12,717	10,473
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(9,562)	(5,781)
Proceeds from disposition of property	554	2,482
Change in restricted cash	—	3,493
Change in other assets	(436)	(186)
Net cash (used in) provided by investing activities	(9,444)	8
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	2,000	—
Payment of long-term debt and capital lease obligations	(6,877)	(4,184)
Cash dividends paid	(1,726)	(1,598)
Special cash dividend paid	—	(47,963)
Proceeds from stock options exercised	64	7,467
Excess tax benefit from stock options exercised	9	364
Treasury shares acquired	(105)	(6,827)
Treasury shares re-issued	286	12
Employee stock purchase plan	(36)	33
Net cash (used in) financing activities	(6,385)	(52,696)

The accompanying notes are an integral part of the condensed consolidated financial statements.

	28 weeks ended
	December 10, 2013	December 11, 2012
	(in thousands)
Net decrease in cash and equivalents	(3,112)	(42,215)
Cash and equivalents at beginning of year	4,256	45,962
Cash and equivalents at end of quarter	$1,144	$3,747

Supplemental disclosures:
Interest paid	$424	$614
Income taxes paid	$745	$695
Dividends declared but not paid	$—	$810
Lease transactions capitalized (non-cash)	$—	$190

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2014, Ended December 10, 2013

NOTE A — ACCOUNTING POLICIES

Interim Financial Statements and Principles of Consolidation
The accompanying interim Condensed Consolidated Financial Statements (unaudited) include the accounts of the Company, prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures included normally in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted as permitted under such rules and regulations. However, management believes that the disclosures made are adequate to make the information not misleading when read in conjunction with the Consolidated Financial Statements and the notes thereto that were included in the Company's Annual Report on Form 10-K for the year ended May 28, 2013.
Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, these interim Condensed Consolidated Financial Statements include all adjustments (all of which were normal and recurring) necessary for a fair presentation of the Company's: Condensed Consolidated Balance Sheet as of December 10, 2013; Condensed Consolidated Statement of Earnings and Condensed Consolidated Statement of Comprehensive Income for the 28 week periods (First Half) and 12 week periods (Second Quarter) ended December 10, 2013 and December 11, 2012; Condensed Consolidated Statement of Cash Flows for the 28 week periods (First Half) ended December 10, 2013 and December 11, 2012; and Condensed Consolidated Statement of Shareholders' Equity for the 28 weeks ended December 10, 2013. Additionally, all of the dollar amounts referenced in the text of the footnotes are reported in thousands.
Reclassifications
Certain amounts reported in the prior year have been reclassified to conform to the current year presentation.
Fiscal Year
The current fiscal year will end on Tuesday, June 3, 2014 (Fiscal Year 2014), a period of 53 weeks. The year that ended May 28, 2013 (Fiscal Year 2013) was a 52 week year.
Impairment of Long-Lived Assets
There were no non-cash impairment losses recorded during the 28 weeks ended December 10, 2013.
Non-cash impairment losses from continuing operations totaling $71 were recorded during the 28 week period ended December 11, 2012 (during the First Quarter). The $71 aggregate impairment charge lowered previous estimates of the fair values of two former Frisch's Big Boy restaurants, both of which had been sold as of December 10, 2013 (in May and July 2013).
Goodwill and Other Intangible Assets

An analysis of Goodwill and Other Intangible Assets follows:

	December 10, 2013	May 28, 2013
	(in thousands)
Goodwill	$741	$741
Other intangible assets not subject to amortization	22	22
Other intangible assets subject to amortization - net	11	12
Total goodwill and other intangible assets	$774	$775
Income Taxes
The provision for income taxes is based on all items included in the Condensed Consolidated Statement of Earnings regardless of when such items are reported for tax purposes, which gives rise to deferred income tax assets and liabilities. The provision for

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2014, Ended December 10, 2013

NOTE A — ACCOUNTING POLICIES (CONTINUED)

income taxes in all periods presented has been computed based on management’s estimate of the effective tax rate for the entire year. The effective tax rate on earnings from continuing operations was estimated at 28.0 percent and 33.8 percent, respectively, for the 28 week periods ended December 10, 2013 and December 11, 2012, and 26.3 percent and 34.7 percent, respectively for the 12 week periods ended December 10, 2013 and December 11, 2012. This year's lower rates are due primarily to a lower state tax provision and the placement of an $81 valuation allowance on certain deferred state income tax assets in the Second Quarter 2013.
Management periodically assesses the realization of net deferred tax assets based on historical, current and future (expected) operating results. A valuation allowance is recorded if management believes the Company's net deferred tax assets will not be realized ultimately. In addition, all valuation allowances are monitored closely by management, which may consider releasing such allowances in the future based on any positive evidence that may become available that would indicate that the deferred tax asset may be realized ultimately.
The Internal Revenue Service's examination of the Company's tax return for Fiscal Year 2011, which was filed in February 2012, has been officially concluded. The audit resulted in no changes from the original tax return.
New Accounting Pronouncements
ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive income," was issued in February 2013 to amend Accounting Standards Codification Topic 220, "Comprehensive Income." The amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements, but requires disclosure about amounts reclassified out of accumulated other comprehensive income (AOCI), by component. The amendment requires disclosure of the effect of significant reclassifications out of AOCI on the respective line items in net income in which the item was reclassified if the amount being reclassified is required to be reclassified to net income in its entirety in the same reporting period. It requires a cross reference to other disclosures that provide additional detail for amounts that are not required to be reclassified in their entirety in the same reporting period.
ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. This new disclosure became effective for the Company on May 29, 2013 (the first day of Fiscal Year 2014), and has been adopted in accordance with the standard. See NOTE H - OTHER COMPREHENSIVE INCOME to the Condensed Consolidated Financial Statements for the new disclosures related to the adoption of this standard.
The Company reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

NOTE B - DISCONTINUED OPERATIONS

As of December 10, 2013 (end of the Second Quarter Fiscal 2014) there were no assets or liabilities remaining on the Condensed Consolidated Balance Sheet that relate to the Golden Corral restaurants that were sold in May 2012 to Golden Corral Corporation. Loss from discontinued operations reported in the Condensed Consolidated Statement of Earnings for the 28 weeks ended December 11, 2012 included a charge against income tax expense of $158 representing adjustments to tax related balance sheet accounts. This charge occurred in the First Quarter Fiscal 2013; there were no charges to Discontinued Operations in any other quarter during Fiscal Year 2013.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2014, Ended December 10, 2013

NOTE C — LONG-TERM DEBT
Long term debt consists of the following maturities as of December 10, 2013:

	December 10, 2013	May 28, 2013
	(in thousands)
Current maturities	$2,350	$4,846	Current maturities

December 2015	1,697	3,652	May 2015
December 2016	3,380	2,721	May 2016
December 2017	1,483	1,654	May 2017
December 2018	741	1,235	May 2018
Subsequent to December 2018	27	338	Subsequent to May 2018
Long-term maturities	$7,328	$9,600	Long-term maturities

Total long-term debt	$9,678	$14,446	Total long-term debt
Loan Agreement
Borrowing authority under the Company's 2012 Loan Agreement expired on October 15, 2013. A new three year loan agreement was entered on October 31, 2013 (2013 Loan Agreement) with the same lender. The terms of the 2013 Loan Agreement are set forth below in the various components.
Construction Loan
The purpose of the Construction Loan is to finance the construction and opening and/or refurbishing of Frisch's Big Boy Restaurants. Consistent with the previous agreement, funds borrowed must be converted to a Term Loan within six months.
At the end of the prior quarter, the aggregate outstanding balance under the Construction Loan was $11,812, which consisted entirely of Term Loans. On October 31, 2013, the Company paid $3,835 to retire six of the Construction Term Loans, incurring minimal prepayment penalties in the process. The payment was sourced from $1,835 in cash and $2,000 that was borrowed under the Revolving Loan (see below).
As of December 10, 2013, the Company had no borrowings in the Construction Phase, and the aggregate outstanding balance of Construction Term Loans totaled $7,245 ($2,211 is included in current maturities), which is included in the above table. The remaining term loans are governed by existing Term Loan promissory notes. The outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 3.94 percent. These Term Loans are being repaid in equal monthly installments of principal and interest aggregating $210, expiring at various dates ranging from November 2014 through February 2019.
Under the 2013 Loan Agreement, when funds are borrowed and in the Construction Phase, interest is based on the LIBOR Rate Margin, plus the one, two, or three month LIBOR rate, as selected by the Company. Under the 2013 Loan Agreement, $5,000 is available for construction financing through October 31, 2016. At the lender's discretion, the Company may request that the facility be increased up to $15,000 at any time. The Company is required to pay the lender an unused credit fee in an amount equal to 0.25 percent per annum on the unused Construction Loan amount.
Revolving Loan
The purpose of the Revolving Loan is to fund temporary working capital needs and for other corporate purposes. Under the 2013 Loan Agreement, the lender's commitment was increased from $5,000 to $11,000. Interest accrues on each advance at an annual rate equal to the LIBOR Rate Margin plus the one, two or three month LIBOR rate, as selected by the Company. The Company is required to pay the lender an unused credit fee equal to 0.25 percent percent per annum on the unused Revolving Loan amount. The amount outstanding under the Revolving Loan was $1,750 as of December 10, 2013.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2014, Ended December 10, 2013

NOTE C — LONG-TERM DEBT (CONTINUED)
Revolving loans are ordinarily classified as short term. However, unlike the 2012 Loan Agreement, the 2013 Loan Agreement does not require a consecutive day "out-of-debt" period during each fiscal year, and any outstanding balance will not be due and payable until October 31, 2016. Management has evaluated the terms of the 2013 Loan Agreement and determined that all criteria have been satisfied in order to classify the Revolving Loan as long-term debt.
Other Components
For a description of the Stock Repurchase Loan and the 2009 Term Loan, refer to NOTE C - LONG TERM DEBT in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended May 28, 2013. No changes have been made to the terms or amounts of the Stock Repurchase Loan in connection with the 2013 Loan Agreement. The final payment on the 2009 Term Loan was made on October 21, 2013.
Loan Covenants
The 2013 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of December 10, 2013. Compensating balances are not required under the terms of the 2013 Loan Agreement.
Fair Values
The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at December 10, 2013 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
	(in thousands)
Term Loans under the Construction Loan	$7,245	$7,407

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2014, Ended December 10, 2013

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable in the Condensed Consolidated Balance Sheet consist of the following:

	December 10, 2013	May 28, 2013
	(in thousands)
Trade and other accounts payable	$5,291	$3,574
Taxes - sales and use, payroll tax withheld from employees	1,601	581
Utilities	768	621
Gift cards and coupons	865	748
Miscellaneous employee withholding	96	355
Total accounts payable	$8,621	$5,879

Accrued expenses in the Condensed Consolidated Balance Sheet consist of the following:

	December 10, 2013	May 28, 2013
	(in thousands)
Salaries, wages and related expenses	$4,601	$4,513
Accrued incentive compensation and related expenses	781	1,216
Accrued property taxes	1,742	1,769
Other accrued expenses	847	527
Total accrued expenses	$7,971	$8,025

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2014, Ended December 10, 2013

NOTE E - SHAREHOLDERS' EQUITY/CAPITAL STOCK

Outstanding and Exercisable Options
The changes in outstanding and exercisable options under both the 1993 Stock Option Plan (1993 Plan) and the 2003 Stock Option and Incentive Plan (2003 Plan) are shown below as of December 10, 2013:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	72,503	$18.07
Granted	—	$—
Exercised	(5,835)	$11.05
Forfeited or expired	(3,500)	$22.56

Outstanding at end of quarter	63,168	$18.47	3.48	years	$400

Exercisable at end of quarter	63,168	$18.47	3.48	years	$400
The intrinsic value of stock options exercised during the 28 week periods ended December 10, 2013 and December 11, 2012 amounted to $59 and $2,779, respectively. (No stock options were exercised during the 12 week period ended December 10, 2013.)
Dividends
Regular quarterly cash dividends paid to shareholders during the 28 week period ended December 10, 2013 amounted to $1,726 or $0.34 per share. In addition, an $0.18 per share dividend was declared on December 13, 2013. Its payment of approximately $917 on January 10, 2014 (not included in accounts payable at December 10, 2013) will be the 212th consecutive quarterly cash dividend (a period of 53 years) paid by the Company.
Earnings Per Share
Basic earnings per share (EPS) calculations are based on the weighted average number of outstanding common shares during the period presented. Diluted EPS includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Used to Calculate Basic EPS	Stock equivalents	Used to Calculate Diluted EPS
28 weeks ended:	Weighted average shares outstanding		Weighted average shares outstanding

December 10, 2013	5,078,779	12,389	5,091,168
December 11, 2012	5,003,972	24,243	5,028,215

12 weeks ended:

December 10, 2013	5,088,275	16,023	5,104,298
December 11, 2012	5,060,528	9,961	5,070,489

Excluded from the calculations above (because the effect was anti-dilutive), were stock options to purchase 6,834 shares during the 28 week period ended December 10, 2013 and 7,000 during the 28 week period ended December 11, 2012. Stock options to purchase 6,834 shares during the 12 week period ended December 10, 2013 and 36,000 in the 12 weeks ended December 11, 2012 were also excluded from the calculations above because the effect was anti-dilutive.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2014, Ended December 10, 2013

NOTE E - SHAREHOLDERS' EQUITY/CAPITAL STOCK (CONTINUED)

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

	28 weeks ended		12 weeks ended
	December 10, 2013	December 11, 2012	December 10, 2013	December 11, 2012
	(in thousands, except earnings per share)
Stock options granted	$—	$28	$—	$14
Restricted stock issued	172	172	74	74
Unrestricted stock issued	—	127	—	—
Share-based compensation cost, pretax	172	327	74	88
Tax benefit	(58)	(111)	(25)	(30)
Share-based compensation cost, net of tax	$114	$216	$49	$58

Effect on basic earnings per share	$0.02	$0.04	$0.01	$0.01
Effect on diluted earnings per share	$0.02	$0.04	$0.01	$0.01
There was no unrecognized pretax compensation cost related to non-vested stock options as of December 10, 2013. Unrecognized pretax compensation cost related to restricted stock awards amounted to $271 as of December 10, 2013, which is expected to be recognized over a weighted average period of 0.85 years.
Unrestricted stock awarded under the 2012 Stock Option and Incentive Plan ($244 in June 2013 - 13,450 shares) was accrued as incentive compensation in Fiscal Year 2013, including $71 during the 28 and 12 week period ended December 11, 2012. Incentive compensation for unrestricted stock is also being accrued in Fiscal Year 2014 - $121 through the 28 week period ended December 10, 2013 and $52 during the 12 week period ended December 10, 2013.
Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan. Compensation costs related to the Employee Stock Purchase Plan are determined at the end of each semi-annual offering period: October 31 and April 30, which amounted to $20 and $122 respectively, at October 31, 2013 (28 and 12 week periods ended December 10, 2013) and October 31, 2012 (28 and 12 week periods ended December 11, 2012).

NOTE F - PENSION PLANS
The Company sponsors a qualified defined benefit pension plans (DB Plan) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for the retirement plans is shown in the table that follows:

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2014, Ended December 10, 2013

NOTE F - PENSION PLANS (CONTINUED)

	28 weeks ended		12 weeks ended
Net periodic pension cost components	December 10, 2013	December 11, 2012	December 10, 2013	December 11, 2012
	(in thousands)
Service cost	$874	$971	$375	$416
Interest cost	978	934	419	401
Expected return on plan assets	(1,301)	(1,075)	(557)	(461)
Amortization of prior service (credit) cost	(4)	(4)	(2)	(2)
Recognized net actuarial loss	458	922	197	395
Net periodic pension cost	$1,005	$1,748	$432	$749

Weighted average discount rate	4.40%	4.25%	4.40%	4.25%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted average expected long-term rate of return on plan assets	7.25%	7.50%	7.25%	7.50%
Net periodic pension cost for Fiscal Year 2014 is currently expected to approximate $1,864. Net periodic pension cost for Fiscal Year 2013 was $3,247. The primary drivers of the 42 percent decrease over Fiscal Year 2013 are a higher discount rate, certain demographic changes and a much higher actual rate of return on plan assets that was experienced during Fiscal Year 2013.
Although there is no minimum required contributions to the DB Plan for the plan year ending May 31, 2014, management currently anticipates contributing up to $2,000 over the course of Fiscal Year 2014, including $1,000 that was contributed during 28 weeks ended December 10, 2013.
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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.
The fair values of all FESP assets are determined based on quoted market prices and are classified within Level 1 of the fair value hierarchy:

	December 10, 2013	May 28, 2013
	(in thousands)
	Level 1	Level 1

Money market funds	$280	$45
Mutual funds	1,855	1,310
Foreign equity mutual funds	237	287
Taxable bond mutual funds	349	798
Large blend target date mutual funds	569	414
Total	$3,290	$2,854

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2014, Ended December 10, 2013

NOTE G — LITIGATION AND CONTINGENCIES

Litigation
Employees, customers and other parties bring various claims and lawsuits against the Company from time to time in the ordinary course of business. Claims made by employees are subject to workers' compensation insurance or are covered generally by employment practices liability insurance. Claims made by customers are covered by general and product liability insurance. All insurance policies are subject to retention and coverage limits. Exposure to loss contingencies from pending or threatened litigation is evaluated continually by management, which believes at the present time that the resolution of claims currently outstanding, whether or not covered by insurance, will not result in a material adverse effect upon the Company's earnings, cash flows or financial position. Adequate provisions for expected losses not covered by insurance have been included in the Condensed Consolidated Financial Statements.
On September 18, 2012, a former employee (plaintiff) filed a collective action under the Fair Labor Standards Act and class action under the Ohio Minimum Fair Wage Standards Act for allegations of off-the-clock work, unpaid overtime, and minimum wage violations as a result of alleged improper application of the Tip Credit. As part of the collective action, the plaintiff sought recovery for all individuals who worked as a server at any Frisch's Big Boy restaurant operated by the Company during the three year period, September 18, 2009 through September 18, 2012. The class action was limited to servers who worked for the Company at Frisch's Big Boy restaurants located in Ohio during those three years. On December 4, 2012, the Company filed a motion to dismiss and compel arbitration, which motion was granted on April 10, 2013. The plaintiff appealed the court's decision to the United States Sixth Circuit Court of Appeals. Prior to oral arguments, the plaintiff retracted the appeal voluntarily. If this matter proceeds, it will do so as a single party arbitration with no class or collective action component. The Company will continue to defend the matter vigorously.
Contingent Liabilities
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the restaurants to GCC. The amount remaining under contingent lease obligations totaled approximately $6,595 as of December 10, 2013, for which the aggregate average annual lease payments approximate $662 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the Condensed Consolidated Financial Statements for amounts that would be payable by the Company.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Second Quarter Fiscal 2014, Ended September 10, 2013

NOTE H — OTHER COMPREHENSIVE INCOME

The following table summarizes items reclassified out of accumulated other comprehensive income and the related tax effects for the components of net periodic pension cost:

	28 weeks ended		12 weeks ended
	December 10, 2013	December 11, 2012	December 10, 2013	December 11, 2012
	(in thousands)
Amortization of pretax amounts included in net periodic pension expense (1)
Included in Cost of Sales	$421	$836	$181	358
Included in Administrative and Advertising Expense	33	82	14	36
Total reclassification (pretax) (1)	454	918	195	394
Income tax expense	(154)	(312)	(66)	(134)
Total reclassification (net of tax)	$300	$606	$129	$260
(1) These amounts are included in the computation of net periodic pension expense as a net of the two components (See NOTE F - PENSION PLANS):

	28 weeks ended		12 weeks ended
	December 10, 2013	December 11, 2012	December 10, 2013	December 11, 2012
	(in thousands)
Amortization of prior service cost	$(4)	$(4)	$(2)	$(2)
Recognized net actuarial loss	458	922	197	396
Total reclassification (pretax)	$454	$918	$195	$394
The following table summarizes changes in accumulated other comprehensive loss (all of which is from Company sponsored pension plans), net of tax, for the first two quarters of fiscal year 2014:

Accumulated Other Comprehensive Loss	December 10, 2013
(in thousands)
Balance in Accumulated Other Comprehensive Loss on May 28, 2013	$4,324

Amount reclassified from accumulated other comprehensive income	(300)
Net other comprehensive (income) loss	(300)

Balance in Accumulated Other Comprehensive Loss on December 10, 2013	$4,024

ITEM 2. MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements are contained in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such statements may generally express management’s expectations with respect to its plans, or its assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are inherently subject to risks and other uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but not limited to, the discussion in "Risk Factors" that may be found in this Form 10-Q under Part II, Item 1A. and as set forth in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2013.
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

OVERVIEW
(all dollars reported in the text of this MD&A are in thousands)
This MD&A should be read in conjunction with the interim Condensed Consolidated Financial Statements (unaudited) found in this Form 10-Q under Part I, Item 1, and the audited Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended May 28, 2013.
The Company has no off-balance sheet arrangements other than operating leases that are entered from time to time in the ordinary course of business. The Company does not use special purpose entities.
Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name "Frisch's Big Boy." As of December 10, 2013, 96 Frisch's Big Boy restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana. The Company also licenses 25 Frisch's Big Boy restaurants to other operators who pay franchise and other fees to the Company.
The Company’s Second Quarter 2014 consists of the 12 weeks ended December 10, 2013, and compares with the 12 weeks ended December 11, 2012, which constituted the Second Quarter 2013. The First Half Fiscal 2014 consists of the 28 week period that ended December 10, 2013, and compares with the 28 week period that ended December 11, 2012, which constituted the First Half Fiscal 2013.
The first half of the Company's fiscal year normally accounts for a disproportionate share of annual revenue and net earnings because it contains 28 weeks, whereas the second half of the year normally contains only 24 weeks. The upcoming 12 week third quarter can particularly be a disproportionately smaller share of annual revenue and net earnings because it spans most of the winter season from mid December to early March. Winter storms can adversely affect results of operations, which are especially vulnerable if severe winter weather should develop over a prolonged period.
References to Fiscal Year 2014 refer to the 53 week year that will end on June 3, 2014 (the fourth quarter will have 13 weeks, the second half of the year will contain 25 weeks). References to Fiscal Year 2013 refer to the 52 week year that ended May 28, 2013.
The following table recaps the Company's earnings or loss components:

	Second Quarter		First Half
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Earnings from continuing operations before income taxes	$3,207	$3,062	$5,939	$4,471
Earnings from continuing operations	$2,364	$2,000	$4,276	$2,959
Diluted EPS from continuing operations	$0.46	$0.39	$0.84	$0.59
(Loss) from discontinued operations, net of tax	$—	$—	$—	$(158)
Diluted EPS from discontinued operations	$—	$—	$—	$(0.03)
Net earnings	$2,364	$2,000	$4,276	$2,801
Diluted net EPS	$0.46	$0.39	$0.84	$0.56

Weighted average diluted shares outstanding	5,104	5,070	5,091	5,028

Factors having a notable effect on earnings from continuing operations before income taxes when comparing the Second Quarter 2014 with the Second Quarter 2013:

•
Consolidated restaurant sales were $49,217 in the Second Quarter 2014 versus $48,523 in the Second Quarter 2013. The increase is due to the effect of sales generated by a new Frisch's Big Boy restaurant that opened in March 2013, aided by a same store sales increase of 0.1 percent.

•
Gross profit decreased $179 or 3.0 percent, to $5,815 in the Second Quarter 2014, down from $5,994 in the Second Quarter 2013. As a percentage of sales, gross profit was 11.8 percent in the Second Quarter 2014 versus 12.3 percent in the Second Quarter 2013. This year's lower level of gross profit is due to an increase in the cost of sales, which rose to 88.2 percent of sales in the Second Quarter 2014 from 87.7 percent in the Second Quarter 2013, which was the result of:

-	Food and Paper Costs were 33.3 percent in the Second Quarter 2014 and in the Second Quarter 2013.

-	Payroll and Related Costs were 34.7 percent in the Second Quarter 2014, up from 34.3 percent in the Second Quarter 2013.

-	Other Operating Costs were 20.2 percent in the Second Quarter 2014, up from 20.1 percent in the Second Quarter 2013.

•	Pension expense was $432 in the Second Quarter 2014 versus $749 in the Second Quarter 2013.

•	Administrative and advertising expense was $2,831 in the Second Quarter 2014 versus $3,023 in the Second Quarter 2013.

•	Interest expense was $135 in the Second Quarter 2014 versus $229 in the Second Quarter 2013.

Factors having a notable effect on earnings from continuing operations before income taxes when comparing the First Half 2014 with the First Half 2013:

•
Consolidated restaurant sales were $110,453 in the First Half 2014 versus $109,148 in the First Half 2013. The increase is due to the effect of sales generated by two new Frisch's Big Boy restaurants: one that opened in August 2012, the other in March 2013. The increase in sales from new restaurants was curbed by a 0.5 percent same store sales decrease.

•
Gross profit increased $269 or 2.3 percent, to $12,037 in the First Half 2014, up from $11,768 in the First Half 2013. As a percentage of sales, gross profit was 10.9 percent in the First Half 2014 versus 10.8 percent in the First Half 2013. This year's higher gross profit is due to a decrease in cost of sales, which fell to 89.1 percent of sales in the First Half 2014 from 89.2 percent in the First Half 2013, the result of:

-	Food and Paper Costs were 33.2 percent in the First Half 2014, down from 33.4 percent in the First Half 2013.

-	Payroll and Related Costs were 35.1 percent in the First Half 2014, up from 34.9 percent in the First Half 2013.

-	Other Operating Costs were 20.8 percent in the First Half 2014, down from 20.9 percent in the First Half 2013.

•	Pension expense was $1,005 in the First Half 2014 versus $1,748 in the First Half 2013.

•	Administrative and advertising expense was $6,597 in the First Half 2014 versus $7,413 in the First Half 2013.

•	Interest expense was $350 in the First Half 2014 versus $550 in the First Half 2013.

•	Impairment of assets - no impairments were recorded during the First Half 2014, while a charge of $70 was recorded in the First Half 2013.

•	Gains on sale of assets - a gain of $67 was recorded in the First Half 2014 versus a loss of $14 during the First Half 2013.
The loss from discontinued operations reported in the First Half 2013 represents adjustments to tax related balance sheet accounts associated with the Company's former Golden Corral operations.

RESULTS of OPERATIONS
Sales
The Company’s sales are generated primarily through the operation of Frisch's Big Boy restaurants. Sales also include wholesale sales from the Company’s commissary to Frisch's Big Boy restaurants that are licensed to other operators and the sale of Frisch's signature brand tartar sauce to grocery stores. Same store sales comparisons are a key metric that management uses in the operation of the business. Same store sales are affected by changes in customer counts and menu price increases. Changes in sales also occur as new restaurants are opened and older restaurants are closed. Below is the detail of consolidated restaurant sales:

	Second Quarter		First Half
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Frisch's Big Boy restaurants operated by the Company	$46,644	$46,076	$104,489	$103,504
Wholesale sales to licensees	2,297	2,216	5,317	5,110
Wholesale sales to groceries	276	231	647	534
Total sales	$49,217	$48,523	$110,453	$109,148
Frisch's Big Boy restaurant sales shown in the above table include a same store sales increase of 0.1 percent in the Second Quarter 2014 (on a customer count decrease of 2.9 percent) and a decrease of 0.5 percent in the First Half 2014 (on a 2.9 percent decrease in customer counts). The same store sales comparison includes the effect of three menu price increases, implemented respectively in September 2012 (0.9 percent), February 2013 (1.1 percent) and September 2013 (1.1 percent). Another menu price increase will likely be implemented in February 2014.
The Company operated 96 Frisch's Big Boy restaurants as of December 10, 2013. The count of 96 includes the following changes since the beginning of Fiscal Year 2013 (June 2012), when 93 Frisch's Big Boy restaurants were in operation:

•	August 2012 - opened new restaurant near Cincinnati, Ohio

•	March 2013 - opened new restaurant in Sidney, Ohio (Dayton, Ohio market)

•	December 2013 - opened new restaurant in Lexington, Kentucky
No other new Frisch's Big Boy restaurants are expected to be added to the Company's operations in Fiscal Year 2014. (One franchised Frisch's Big Boy restaurant is currently under construction, scheduled to open in May or June 2014.)

Gross Profit
The determination of gross profit is shown with operating percentages in the following table. The table is intended to supplement the cost of sales discussion that follows. Cost of sales is comprised of food and paper costs, payroll and related costs, and other operating costs.

	Second Quarter		First Half
	2014	2013	2014	2013

Sales	100.0%	100.0%	100.0%	100.0%
Food and Paper	33.3%	33.3%	33.2%	33.4%
Payroll and Related	34.7%	34.3%	35.1%	34.9%
Other Operating Costs	20.2%	20.1%	20.8%	20.9%
Gross Profit	11.8%	12.3%	10.9%	10.8%
Although the cost of food remains at all time highs, especially proteins - chicken, beef and pork - favorable weather conditions during the summer of 2013 resulted in significant declines in grain prices versus year ago levels, pushing many commodity prices lower. Together with improved efficiencies in the Company's commissary operation and the continuation of menu price increases, food and paper costs, as a percentage of sales, showed improvement year over year during the First Half, while remaining steady year over year during the Second Quarter. Tight supplies in beef markets are expected to push beef prices to record highs during the spring of 2014. Although commodity prices can be difficult to predict, some industry forecasts indicate record high beef prices will continue for the next two to three years.
Although the Company does not use financial instruments as a hedge against changes in commodity prices, purchase contracts for some commodities may contain provisions that limit the price the Company will pay. These contracts are normally for periods of one year or less, but may have longer terms. For example, an agreement was reached with Pepsico Sales, Inc., effective November 1, 2013, which allows the Company to purchase Pepsi and Dole beverage products at favorable long-term pricing.

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
Higher restaurant management payroll is the primary driver of the increase in payroll and related costs (as a percentage of sales) shown in the above table. The effect of higher hourly rates paid to restaurant workers was largely offset by reductions in scheduled labor hours commensurate with lower customer counts. Payroll and related cost percentages also received the benefit of lower pension costs and higher menu prices charged to customers. Payroll and related costs continue to be affected adversely by mandated increases in the minimum wage. On January 1, 2014, the Ohio minimum wage for tipped employees increased from $3.93 per hour to $3.98 per hour and from $7.85 per hour to $7.95 per hour for non-tipped employees. The mandate will increase Ohio payroll annually by approximately $180,000, which will likely be mitigated with further reductions in scheduled labor hours.
Net periodic pension cost was $432 and $749 respectively, in the Second Quarter 2014 and the Second Quarter 2013. Net periodic pension cost was $1,005 and $1,748 respectively, in the First Half 2014 and the First Half 2013. Net periodic pension cost for Fiscal Year 2014 is currently expected to be in the range of $1,850 to $1,900. Net periodic pension cost for Fiscal Year 2013 was $3,247. The expected decrease in net periodic pension costs for Fiscal Year 2014 is due to a higher discount rate, certain demographic changes and a much higher actual return on plan assets that was experienced during Fiscal Year 2013.
Other operating costs include occupancy costs such as maintenance, rent, depreciation, abandonment losses, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, new restaurant opening costs and many other restaurant operating costs. Opening costs can have a significant effect on operating costs. Opening costs were $120 in the Second Quarter 2014 and $188 in the First Half 2014, which compared with $73 in the Second Quarter 2013 and $277 in the First Half 2013. As other expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store sales levels. In other words, percentages will generally rise when sales decrease and percentages will generally decrease when sales increase.
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
Administrative and advertising expense decreased $192 and $816 respectively, in the Second Quarter 2014 and First Half 2014 when compared against the comparable periods a year ago. Stock based compensation expense included in administrative and advertising expense was lower in the Second Quarter 2014 and First Half 2014 when compared against comparable year ago periods (see the table and discussion of stock based compensation expenses in the Financing Activities section of Liquidity and Capital Resources that appears elsewhere in this MD&A). The Second Quarter 2014 and First Half 2014 have lower accruals associated with the Company's Non Deferred Cash Balance Plan when compared against comparable year ago periods. The First Half 2013 (all in the First Quarter 2013) included higher charges for the cost of employee separations.

Revenue from franchise fees is based upon sales volumes generated by Frisch's Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of December 10, 2013, 25 Frisch's Big Boy restaurants were licensed to other operators and paying franchise fees to the Company. No licensed Frisch's Big Boy restaurants opened or closed during any of the periods presented in this MD&A. One new license for a franchised Frisch's Big Boy restaurant was granted in November 2013 to an operator in southeastern Ohio. The restaurant facility is currently under construction and is expected to open in May or June 2014. An initial franchise fee of $30 was recorded in franchise fee revenue during the Second Quarter 2014.

Other revenue also includes certain other fees earned from Frisch's Big Boy restaurants that are licensed to others along with minor amounts of rent and investment income.
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
A gain of $67 during the First Half 2014 (all of which was recorded during the First Quarter 2014) resulted primarily from the September 2013 sale of certain excess real estate, as offset by a small loss on the July 2013 sale of a former Frisch's Big restaurant. The loss of $14 incurred during the First Half 2013 was from the August 2012 (First Quarter 2013) sale of one of the remaining Golden Corral restaurants that had been closed in August 2011, and the October 2012 (Second Quarter 2013) sale of a former Frisch's Big Boy restaurant.
There were no charges recorded for non-cash impairment of long-lived assets in the First Half 2014. Non-cash impairment charges totaling $71 were recorded during the First Half 2013 (all of which was recorded during the First Quarter 2013) to lower previous estimates of the fair values of two former Frisch's Big Boy restaurants, both of which were subsequently sold (May 2013 and July 2013).
Interest Expense
Interest expense decreased $94 and $200 respectively, and in the Second Quarter 2014 and the First Half 2014 when compared with comparable periods a year ago. The decreases are primarily the result of lower debt levels than a year ago.
Income Tax Expense
Income tax expense as a percentage of pretax earnings from continuing operations was estimated at 26.3 percent for the Second Quarter 2014 and 28.0 percent for the First Half 2014. The rate was 34.7 percent for the Second Quarter 2013 and was 33.8 percent for the First Half 2013. The lower rates this year are due to a lower state tax provision and the placement of an $81 valuation allowance in the Second Quarter 2013 on certain deferred state income tax assets.
The loss from discontinued operations reported in the First Half 2013 represents adjustments to tax related balance sheet accounts associated with the Company's former Golden Corral operations.
The examination by the Internal Revenue Service of the Company's federal tax return for Fiscal Year 2011, which was filed in February 2012, was concluded officially in November 2013. The audit resulted in no changes from the original tax return.

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
The working capital deficit was $8,129 as of December 10, 2013, which is an increase of $3,289 from May 28, 2013 when the deficit was $4,840. Most of the increase is due to higher levels of accounts payable and lower cash on hand.
In the ordinary course of business, purchase commitments are entered into with certain of the Company's suppliers. Most of these contracts are typically for periods of one year or less in duration. However, longer term agreements are sometimes entered in order to secure favorable long-term pricing. An agreement with Pepsico Sales, Inc. was reached effective November 1, 2013, whereby Pepsi and Dole beverage products will be placed in all Frisch's Big Boy restaurants. This purchase commitment is considered to be in the ordinary course of business and replaces a similar contract with the previous beverage vendor. The term of the contract is specified by the longer of seven years or an agreed upon number of gallons.
Borrowing authority under the Company's 2012 Loan Agreement expired on October 15, 2013. A new three year loan agreement was entered on October 31, 2013 (2013 Loan Agreement) with the same lender. Under the 2013 Loan Agreement:

•	The terms and conditions of all outstanding Construction Term Loans remained intact.

•	The lender's commitment under the Revolving Credit Facility was increased from $5,000 to $11,000, which is available through October 31, 2016.

•	The lender's commitment under the Construction Credit Facility was lowered from $15,000 to $5,000, which is available for construction financing through October 31, 2016.

•	At the lender's discretion, the Company may request that the Construction facility be increased up to $15,000 at any time.
As of December 10, 2013, the Company was in full compliance with the covenants contained in the 2013 Loan Agreement.
Operating Activities
Net cash provided by continuing operations was $12,717 during the First Half 2014, which compares with $11,054 in the First Half 2013. Normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from quarter to quarter, account for most of the change. Management measures cash flows from continuing operations by simply adding back certain non-cash expenses to earnings from continuing operations. These non-cash expenses include items such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of long-lived assets (if any), stock based compensation costs and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $10,129 in the First Half 2014 and $9,801 in the First Half 2013.
Contributions to the defined benefit pension plan that is sponsored by the Company are currently projected to be $2,000 in Fiscal Year 2014, $1,000 of which was contributed during the First Half 2014.
An automatic Change in Accounting Method was filed with the Internal Revenue Service (IRS) in Fiscal Year 2011, to allow immediate deduction of certain repairs and maintenance costs, replacing the previous treatment that had capitalized these costs. In December 2011, the IRS issued new temporary and proposed regulations on tangible property that significantly departs from the prior proposed regulations on which the Company’s Change in Accounting Method was based. Final repair regulations were issued by the IRS in September 2013 which address when costs incurred to acquire, produce or improve tangible property must be capitalized or may be deducted as incurred. The final repair regulations must be applied to taxable years beginning on or after January 1, 2014 (the Company's Fiscal Year 2015 that will begin June 4, 2014). Management is continuing to review and analyze the final repair regulations to determine the effect, if any, upon the Company’s Change in Accounting Method.

Investing Activities
Capital spending is the principal component of investing activities. Capital spending was $9,562 during the First Half 2014, an increase of $3,781 from the First Half 2013. These capital expenditures typically consist of site acquisitions for expansion, new restaurant construction, plus on-going reinvestments in existing restaurants including remodeling jobs, routine equipment replacements and other maintenance capital outlays.
Proceeds from the disposition of property amounted to $554 during the First Half 2014, consisting of $539 in real property and $15 from transactions to sell used equipment and /or other operating assets. The proceeds from the disposition of real property was from the July 2013 sale of a former Frisch's Big Boy restaurant and the September 2013 sale of certain excess property. Proceeds of $2,482 in the First Half 2013 arose principally from the August 2012 sale of one of the six Golden Corral properties that had closed in August 2011 and from the October 2012 sale of a Frisch's Big Boy restaurant that had closed in May 2012.
Three former Golden Corral restaurants (permanently closed August 2011) and seven other pieces of surplus land were held for sale as of December 10, 2013 at an aggregate asking price of approximately $6,200.
Financing Activities
Although it has not been necessary to borrow any funds since September 2011, $2,000 was drawn under the Revolving Credit Facility on October 31, 2013 to refinance certain high interest Construction Term Loans. Six outstanding loans were retired with a single payment of $3,835, which was sourced from $1,835 in cash on hand and $2,000 drawn on the Revolving Credit Facility. Scheduled and other payments of long-term debt and capital lease obligations amounted to $3,043 during the First Half 2014.
Regular quarterly cash dividends paid to shareholders during the First Half 2014 amounted to $1,726 or $0.34 per share. In addition, an $0.18 per share dividend was declared on December 13, 2013. Its payment of $917 on January 10, 2014 was the 212th consecutive quarterly dividend (a period of 53 years) paid by the Company. For the foreseeable future, the Company expects to continue its practice of paying regular quarterly cash dividends.
In addition to regular quarterly cash dividends, a special one-time cash dividend of $9.50 per share was paid during the First Half 2013 that amounted to $47,963.
During the First Half 2014, 5,835 shares of the Company’s common stock were re-issued from the Company’s treasury pursuant to the exercise of "cashless" stock options. The aggregate strike price was $64, all of which was received by the Company in cash, as all of the transactions were settled through a broker. As of December 10, 2013, 63,168 shares granted under the Company’s stock option plans remained outstanding, all of which are fully vested. The weighted average exercise price is $18.47 per share. The closing price of the Company’s stock on December 10, 2013 was $24.15. The intrinsic value of 56,334 fully vested “In The Money” options was $400, which, if exercised, would yield $961in proceeds to the Company.
During the First Half 2013, 320,416 shares of the Company’s common stock were re-issued from the Company’s treasury pursuant to the exercise of stock options. The aggregate strike price for the options was $7,467, of which $2,398 was received in cash and $5,069 was charged to the treasury stock account to record shares re-acquired in connection with the exercise of "cashless" stock options that would have normally been settled through a broker on the open market.
On October 2, 2013, 11,984 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 1,712 restricted shares was granted to the CEO pursuant to the terms of his employment contract. The total fair value of the awards amounted to $320, which are being expensed ratably over a one year vesting period, beginning in the Second Quarter 2014 ($49). On October 3, 2012, 14,245 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 2,035 restricted shares was granted to the CEO. The total fair value of restricted shares issued to non-employee members of the Board of Directors and the CEO in October 2012 also amounted to $320, of which the run out of the final $123 was expensed during the First Half 2014. The same expense pattern was recorded in the First Half 2013.
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
The fair value of restricted stock issued (one year vesting) and stock options granted (three year vesting - none granted since Fiscal Year 2011) is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the consolidated statement of earnings:

	Second Quarter		First Half
Share based compensation cost	2014	2013	2014	2013
	(in thousands)		(in thousands)
Stock options granted	$—	$14	$—	$28
Restricted stock issued	74	74	172	172
Unrestricted stock issued	—	—	—	127
Share-based compensation cost, pretax	$74	$88	$172	$327
On July 25, 2012, the Board of Directors authorized the Company to purchase over a three year period, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock. No shares were acquired under the program during the First Half 2014. During the First Half 2013, the Company re-acquired 212,929 shares under the program at a cost of $6,708.
Separate from the repurchase program, the Company’s treasury acquired 5,381 shares of its common stock in the First Half 2014 at a cost of $105 to cover withholding tax obligations in connection with unrestricted and restricted stock awards. During the First Half 2013, 5,227 shares were acquired at a cost of $119, also to cover withholding tax obligations on various stock awards.
Other Information
One new Frisch's Big Boy restaurant opened for business during the First Half 2014, in early December 2013 near the end of the Second Quarter 2014. Although no new Frisch's Big Boy restaurants are currently under construction and there are no contracts currently pending to acquire or lease land on which to build, the Company owns five land tracts at various locations in Ohio, Indiana and Kentucky for which development has been deferred for the time being.
Including land and land improvements, the cost required to build and equip the Frisch's Big Boy restaurant that opened in December 2013 amounted to approximately $3,900. Its construction used plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests).
Approximately one-fifth of the Frisch's Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with those of newly constructed restaurants. The current average cost to remodel a Frisch's Big Boy restaurant ranges from $80 to $100 for a minor remodeling and from $185 to $215 for a major remodeling. The Fiscal Year 2014 remodeling budget is $3,030 for 18 planned remodel jobs, eleven of which had been completed by December 10, 2013.
Part of the Company’s strategic plan entails owning the land on which it builds new restaurants. However, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. As of December 10, 2013, 15 Frisch's Big Boy restaurants were in operation on non-owned premises – one capital lease and 14 operating leases.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the restaurants to GCC. The amount remaining under contingent lease obligations totaled $6,595 as of December 10, 2013, for which the aggregate average annual lease payments approximate $662 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.

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
An actuarial consulting company provided an independent estimate of the Company's required unpaid loss and allocated loss adjustment expense for accidents occurring from the inception of the Company's self-insurance program through May 28, 2013, (the end of Fiscal Year 2013). The actuarial consulting firm also provided forward estimates (based on historical claims data) of the ultimate value of claims that will be incurred during the current fiscal year, which is used by management to build the claims reserve for Fiscal Year 2014. As the expected value estimates provided by the actuarial consulting firm were developed over the range of reasonably possible (as opposed to all conceivable) outcomes, unexpected case developments could result in actual costs differing materially from estimated values that are now carried in the self-insurance reserves. Until the actuarial consulting firm provides its independent estimate of the claims values as of June 3, 2014 (the end of Fiscal Year 2014), management will continue to monitor claim data as presented by the third party administrator (TPA) of the program and will only make interim period adjustments to the self-insurance reserves if a catastrophic claim is incurred during the current fiscal year or if actual payments of claims differ significantly from the expected payment patterns that have been developed by the actuarial consulting firm.
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
Long-Lived Assets
Long-lived assets include property and equipment, goodwill and other intangible assets. Judgments and estimates are used to determine the carrying value of long-lived assets. This includes the assignment of appropriate useful lives, which affect depreciation and amortization expense. Capitalization policies are monitored continually to assure that they remain appropriate.
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
Certain commodities purchased by the commissary, principally beef, chicken, pork, dairy products, fresh produce, fish, French fries and coffee, are generally purchased based upon market prices established with vendors. Purchase contracts for some of these items may contain contractual provisions that limit the price to be paid. These contracts are generally for periods of one year or less but may have longer terms if favorable long-term pricing is offered. Food supplies are generally plentiful and may be obtained from any number of suppliers, which mitigates the Company’s overall commodity cost risk. Quality, timeliness of deliveries and price are the principal determinants of source. Management does not use financial instruments as a hedge against changes in commodity pricing.

ITEM 4. CONTROLS and PROCEDURES

a)Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 10, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information that would be required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
b)Changes in Internal Control over Financial Reporting. As part of their review and evaluation of the Company's disclosure controls and procedures, the Company's CEO and CFO concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fiscal quarter ended December 10, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the discussion under "Part I, Item 3.Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended May 28, 2013 regarding the collective action and class action filing related to allegations of off-the-clock work, unpaid overtime, and minimum wage violations as a result of alleged improper application of the Tip Credit. On December 4, 2012, the Company filed a motion to dismiss and compel arbitration, which motion was granted on April 10, 2013. The plaintiff appealed the decision to the United States 6th Circuit Court of Appeals. Oral arguments had been scheduled for December 5, 2013. Prior to oral arguments, the plaintiff withdrew the appeal voluntarily. The matter may now only proceed as a single party arbitration without any component for class or collective action. The Company will continue to defend the matter vigorously should the plaintiff wish to proceed into arbitration.

ITEM 1A. RISK FACTORS
Operational and other risks and uncertainties that face the Company were set forth in Part I Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2013. There have been no material changes in the risks from those that were disclosed in that Form 10-K.
The materialization of events associated with the risks disclosed in the Form 10-K for the fiscal year ended May 28, 2013 together with those risks that were not specifically listed or those that are unforeseen at the present time, could result in significant adverse effects on the Company’s financial position, results of operations and cash flows, which could include the permanent closure of any affected restaurant(s) with an impairment of assets charge taken against earnings, and could adversely affect the price at which shares of the Company’s common stock trade.

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS
(c) Issuer Purchases of Equity Securities
On July 25, 2012, the Board of Directors authorized the Company to purchase, on the open market and in transactions negotiated privately, up to 450,000 shares of its common stock. The authorization allows for purchases over a three year period that will end on July 25, 2015. The following table shows information pertaining to the Company’s repurchases of its common stock during the Second Quarter 2014, which ended December 10, 2013:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 18, 2013 to October 15, 2013 (1)	1,486	$22.87	—	237,071
October 16, 2013 to November 12, 2013	—	$—	—	237,071
November 13, 2013 to December 10, 2013	—	$—	—	237,071
Total	1,486	$22.87	—	237,071

(1) Shares re-acquired to cover employee withholding tax obligations in connection with vesting of restricted and/or unrestricted stock awards.

ITEM 3. DEFAULTS upon SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFTEY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS
Material Contracts
10.1 Loan Agreement between the Registrant and US Bank dated October 31, 2013 is filed herewith.
Other Exhibits
31.1 Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) is filed herewith.
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
DATE January 15, 2014
BY /s/ Mark R. Lanning
Mark R. Lanning
Vice President and Chief Financial Officer,
Principal Financial Officer
Principal Accounting Officer