Form 10-Q
period 2014-03-04
FRISCHS RESTAURANTS INC
filed 2014-04-08
CIK 39047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED MARCH 4, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒
There were 5,099,012 shares outstanding of the issuer’s no par common stock, as of March 27, 2014.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)

	40 weeks ended		12 weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
	(in thousands, except per share data)
Sales	$155,614	$154,920	$45,161	$45,772
Cost of sales
Food and paper	51,866	51,857	15,163	15,422
Payroll and related	55,399	54,367	16,679	16,281
Other operating costs	32,745	31,961	9,752	9,102
	140,010	138,185	41,594	40,805

Gross profit	15,604	16,735	3,567	4,967

Administrative and advertising	9,443	10,109	2,846	2,695
Franchise fees and other revenue	(1,076)	(1,057)	(293)	(306)
(Gain)/Loss on sale of assets	(67)	14	—	—
Impairment of long-lived assets	—	71	—	—

Operating profit	7,304	7,598	1,014	2,578

Interest expense	471	759	120	209

Earnings from continuing operations before income taxes	6,833	6,839	894	2,369

Income tax expense (benefit)	972	2,133	(691)	621

Earnings from continuing operations	5,861	4,706	1,585	1,748

Loss from discontinued operations, net of tax	—	(158)	—	—

NET EARNINGS	$5,861	$4,548	$1,585	$1,748

Basic net earnings per share:
Earnings from continuing operations	$1.15	$0.94	$0.31	$0.35
(Loss) from discontinued operations	—	(0.03)	—	—
Basic net earnings per share	$1.15	$0.91	$0.31	$0.35

Diluted net earnings per share:
Earnings from continuing operations	$1.15	$0.93	$0.31	$0.34
(Loss) from discontinued operations	—	(0.03)	—	—
Diluted net earnings per share	$1.15	$0.90	$0.31	$0.34

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	40 weeks ended		12 weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
	(in thousands)
Net earnings	$5,861	$4,548	$1,585	$1,748

Other comprehensive income
Amortization of amounts included in net periodic pension expense	648	1,311	194	394
Tax effect	(220)	(446)	(66)	(134)
Total other comprehensive income	428	865	128	260

Comprehensive income	$6,289	$5,413	$1,713	$2,008

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
ASSETS

	March 4, 2014	May 28, 2013
	(unaudited)
	(in thousands)
Current Assets
Cash and equivalents	$1,796	$4,256
Trade and other accounts receivable	1,460	1,297
Inventories	6,403	5,765
Prepaid expenses, sundry deposits and property held for sale	923	686
Prepaid and deferred income taxes	1,716	2,417
Total current assets	12,298	14,421

Property and Equipment
Land and improvements	48,018	45,868
Buildings	76,302	74,173
Equipment and fixtures	84,782	80,735
Leasehold improvements and buildings on leased land	19,248	18,299
Capitalized leases	2,603	2,603
Construction in progress	234	417
	231,187	222,095
Less accumulated depreciation and amortization	125,563	119,950
Net property and equipment	105,624	102,145

Other Assets
Goodwill and other intangible assets	773	775
Land - deferred development	2,861	3,169
Property held for sale	4,776	5,236
Deferred income taxes	1,073	—
Other long term assets	3,681	2,966
Total other assets	13,164	12,146

Total assets	$131,086	$128,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 4, 2014	May 28, 2013
	(unaudited)
	(in thousands, except share data)
Current Liabilities
Long-term obligations due within one year
Long-term debt	$2,174	$4,846
Obligations under capitalized leases	244	236
Self insurance	328	275
Accounts payable	7,955	5,879
Accrued expenses	7,555	8,025
Total current liabilities	18,256	19,261

Long-Term Obligations
Long-term debt	8,409	9,600
Obligations under capitalized leases	1,877	2,050
Self insurance	1,267	1,160
Deferred income taxes	—	253
Underfunded pension obligation	8,116	8,530
Deferred compensation and other	5,272	4,202
Total long-term obligations	24,941	25,795

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued, 7,586,764 and 7,586,764 shares - stated value - $1.00	7,587	7,587
Additional contributed capital	69,436	69,408
	77,023	76,995

Accumulated other comprehensive loss	(3,896)	(4,324)
Retained earnings	54,143	50,925
	50,247	46,601

Less cost of treasury stock (2,487,752 and 2,524,309 shares)	39,381	39,940
Total shareholders’ equity	87,889	83,656

Total liabilities and shareholders’ equity	$131,086	$128,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
40 weeks ended March 4, 2014 (Unaudited)

	Common stock at $1 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total
	(in thousands, except per share data)
Balance at May 28, 2013	$7,587	$69,408	$(4,324)	$50,925	$(39,940)	$83,656

Net earnings for 40 weeks	—	—	—	5,861	—	5,861
Other comprehensive income, net of tax	—	—	428	—	—	428
Stock options exercised	—	(26)	—	—	198	172
Excess tax benefit from stock options exercised	—	24	—	—	—	24
Stock-based compensation cost	—	246	—	—	—	246
Treasury shares acquired	—	—	—	—	(105)	(105)
Other treasury shares re-issued	—	(180)	—	—	466	286
Employee stock purchase plan	—	(36)	—	—	—	(36)
Cash dividends - $0.52 per share	—	—	—	(2,643)	—	(2,643)
Balance at March 4, 2014	$7,587	$69,436	$(3,896)	$54,143	$(39,381)	$87,889

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
40 weeks ended March 4, 2014 and March 5, 2013
(unaudited)

	40 weeks ended
	March 4, 2014	March 5, 2013
	(in thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$5,861	$4,548
Less: loss from discontinued operations	—	(158)
Earnings from continuing operations	5,861	4,706
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	8,160	7,936
Loss on disposition of assets, including abandonment losses	21	55
Impairment of long-lived assets	—	71
Stock-based compensation expense	246	415
Net periodic pension cost	1,434	2,497
Contributions to pension plans	(1,200)	(1,544)
	14,522	14,136
Changes in assets and liabilities:
Trade and other receivables	(163)	171
Inventories	(638)	(941)
Prepaid expenses, sundry deposits and other	(237)	(521)
Other assets	(88)	2
Prepaid, accrued and deferred income taxes	(786)	1,344
Excess tax benefit from stock options exercised	(24)	(364)
Accounts payable	2,076	1,131
Accrued expenses	(518)	217
Self insured obligations	160	(343)
Deferred compensation and other liabilities	1,070	256
	852	952
Net cash provided by continuing operations	15,374	15,088
Net cash used in discontinued operations	—	(651)
Net cash provided by operating activities	15,374	14,437
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(11,440)	(8,055)
Proceeds from disposition of property	559	2,482
Change in restricted cash	—	3,493
Change in other assets	(623)	(289)
Net cash used in investing activities	(11,504)	(2,369)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	3,500	—
Payment of long-term debt and capital lease obligations	(7,528)	(5,699)
Cash dividends paid	(2,643)	(2,408)
Special cash dividend paid	—	(47,963)
Proceeds from stock options exercised	172	7,468
Excess tax benefit from stock options exercised	24	364
Treasury shares acquired	(105)	(6,827)
Treasury shares re-issued	286	12
Employee stock purchase plan	(36)	33
Net cash used in financing activities	(6,330)	(55,020)

The accompanying notes are an integral part of the condensed consolidated financial statements.

	40 weeks ended
	March 4, 2014	March 5, 2013
	(in thousands)
Net decrease in cash and equivalents	(2,460)	(42,952)
Cash and equivalents at beginning of year	4,256	45,962
Cash and equivalents at end of quarter	$1,796	$3,010

Supplemental disclosures:
Interest paid	$544	$841
Income taxes paid	$1,780	$948
Lease transactions capitalized (non-cash)	$—	$781

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2014, Ended March 4, 2014

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
Significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (all of which were normal and recurring) necessary for a fair presentation of the accompanying unaudited Interim Condensed Consolidated Financial Statements have been made for all periods presented. Additionally, all of the dollar amounts referenced in the text of the footnotes are reported in thousands.
Reclassifications
Certain amounts reported in the prior year have been reclassified to conform to the current year presentation.
Fiscal Year
The current fiscal year will end on Tuesday, June 3, 2014 (Fiscal Year 2014), a period of 53 weeks (which will include a 13 week fourth quarter). The year that ended May 28, 2013 (Fiscal Year 2013) was a 52 week year. The Third Quarter of Fiscal 2014 consists of the 12 weeks ended March 4, 2014. It compares with the 12 weeks ended March 5, 2013, which constituted the Third Quarter of Fiscal 2013. The Three Quarters Ended March 4, 2014 was a period of 40 weeks. It compares with the Three Quarters Ended March 5, 2013, which was also a period of 40 weeks. The 12 week third quarter of each fiscal year should not be considered indicative of results for a full year, because it spans most of the winter season from mid-December through early March.
Rebates
Cash rebates received from vendors are recorded as a reduction of cost of sales in the periods in which they are earned. Cash received in advance of the period of recognition is recorded as a liability on the balance sheet.
Impairment of Long-Lived Assets
There were no non-cash impairment losses recorded during the Three Quarters Ended March 4, 2014.
Non-cash impairment losses from continuing operations totaling $71 were recorded during the 40 week period ended March 5, 2013 (during the First Quarter). The $71 aggregate impairment charge lowered previous estimates of the fair values of two former Frisch's Big Boy restaurants, both of which had been sold as of March 4, 2014 (in May and July 2013).

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2014, Ended March 4, 2014

NOTE A — ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

An analysis of Goodwill and Other Intangible Assets follows:

	March 4, 2014	May 28, 2013
	(in thousands)
Goodwill	$741	$741
Other intangible assets not subject to amortization	22	22
Other intangible assets subject to amortization - net	10	12
Total goodwill and other intangible assets	$773	$775
Provision for Income Taxes
The provision for income taxes in all periods presented is based on management’s estimate of the effective tax rate for the entire year, to which the effect of certain discrete items as described below has been applied.

	40 weeks ended		12 weeks ended
Income Tax Expense (Benefit)	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013

Effective tax rate (benefit)	22.5%	30%	(14.1)%	26.2%

	(in thousands)
Effective tax rate - tax expense (benefit)	$1,537	$2,052	$(126)	$621
Discrete - valuation allowances (released) placed	(222)	81	(222)	—
Discrete - domestic production activities deduction	(343)	—	(343)	—
Total income tax expense (benefit)	$972	$2,133	$(691)	$621
Income Taxes - Discrete Items
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
During the 12 week period ended March 4, 2014, management developed a plan to restructure the Company's consolidated subsidiaries from corporations to single member limited liability companies. By implementing this plan, management believes future taxable income will be generated in amounts sufficient to realize certain state deferred tax assets, including certain Net Operating Loss (NOL) carryforwards. As a result, the valuation allowances that had been previously placed on these deferred tax assets were released during the 12 week period ended March 4, 2014, the effect of which was to record an income tax benefit of $222. The release of $222 includes $81 that had been placed on certain deferred state income tax assets and included in the tax provision during the Second Quarter of Fiscal 2013.
During the present fiscal year, management has undertaken a project to identify, quantify and document tax benefits associated with the Domestic Production Activities Deduction (DPAD) that are available under the Internal Revenue Code (IRC). Prior to this project, management had not elected to claim DPAD benefits. In February 2014, the Company filed an amended federal income tax return for its 2010 fiscal year to take advantage of DPAD. The expected refund totaling $343, was recorded as an income tax benefit during the 12 week period ended March 4, 2014. Amended federal income tax returns for fiscal years 2011, 2012 and 2013 will be filed in the Fourth Quarter of Fiscal 2014, which will result in the recording of additional tax benefits for DPAD, currently estimated to total between $600 and $700.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2014, Ended March 4, 2014

NOTE A — ACCOUNTING POLICIES (CONTINUED)

The tax benefit to be derived from DPAD in fiscal 2014 has been incorporated into the annual effective tax rate as of the 12 week period ended March 4, 2014.
Income Taxes - Repair Regulations
An automatic Change in Accounting Method (Form 3115) was filed with the Internal Revenue Service (IRS) in fiscal 2011, to allow for immediate deduction of certain repairs and maintenance costs, replacing the previous treatment that had capitalized these costs. Final Repair Regulations were issued by the IRS in September 2013 to replace temporary and proposed repair regulations that had been issued in December 2011. The temporary and proposed repair regulations had departed in some ways from the earlier regulations on which the Company's Change in Accounting Method had been based. The Final Repair Regulations are less of a departure from the earlier regulations than were the temporary and proposed regulations that had been issued in December 2011. The Final Repair Regulations, which specify when costs incurred to acquire, produce or improve tangible property must be capitalized or may be deducted as incurred, must be applied to taxable years beginning on or after January 1, 2014 (the Company's fiscal year 2015). Although still unfavorable, the effect of the Final Repair Regulations on the Company's Change in Accounting Method (filed in fiscal 2011) is expected to be an immaterial timing difference. Once the exact amount is known, (likely in the 4th quarter of fiscal 2014), the appropriate Forms 3115 will be filed with the IRS to conform the previous Change in Accounting Method to the Final Repair Regulations.
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

NOTE B - DISCONTINUED OPERATIONS

As of March 4, 2014 (end of the Third Quarter Fiscal 2014) there were no assets or liabilities remaining on the Condensed Consolidated Balance Sheet that relate to the Golden Corral restaurants that were sold in May 2012 to Golden Corral Corporation. Loss from discontinued operations reported in the Condensed Consolidated Statement of Earnings for the 40 weeks ended March 5, 2013 included a charge against income tax expense of $158 representing adjustments to tax related balance sheet accounts. This charge occurred in the First Quarter Fiscal 2013; there were no charges to Discontinued Operations in any other quarter during Fiscal Year 2013.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2014, Ended March 4, 2014

NOTE C — LONG-TERM DEBT
Long term debt consists of the following maturities as of March 4, 2014:

	March 4, 2014	May 28, 2013
	(in thousands)
Current maturities	$2,174	$4,846	Current maturities

March 2016	$1,712	$3,652	May 2015
March 2017	4,851	2,721	May 2016
March 2018	1,335	1,654	May 2017
March 2019	511	1,235	May 2018
Subsequent to March 2019	—	338	Subsequent to May 2018
Long-term maturities	$8,409	$9,600	Long-term maturities

Total long-term debt	$10,583	$14,446	Total long-term debt
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
At the time the 2013 Loan Agreement was executed, the aggregate outstanding balance under the Construction Loan was $11,812, which consisted entirely of Term Loans. On October 31, 2013, the Company paid $3,835 to retire six of the Construction Term Loans, incurring minimal prepayment penalties in the process. The payment was sourced from $1,835 in cash and $2,000 that was borrowed under the Revolving Loan (see below).
As of March 4, 2014, the Company had no borrowings in the Construction Phase, and the aggregate outstanding balance of Construction Term Loans totaled $6,685 ($2,033 is included in current maturities), which is included in the above table. The remaining term loans are governed by existing Term Loan promissory notes. The outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 3.87 percent. These Term Loans are being repaid in equal monthly installments of principal and interest aggregating $210, expiring at various dates ranging from November 2014 through February 2019.
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
Revolving Loan
The purpose of the Revolving Loan is to fund working capital needs and for other corporate purposes. Under the 2013 Loan Agreement, the lender's commitment was increased from $5,000 to $11,000. Interest accrues on each advance at an annual rate equal to the LIBOR Rate Margin plus the one month LIBOR rate, currently 1.50 percent. The effective interest rate from the date of inception, October 31, 2013, through March 4, 2014, was 1.51%. The effective interest rate for the 12 weeks ending March 4, 2014, was 1.51%.The Company is required to pay the lender an unused credit fee equal to 0.25 percent percent per annum on the unused Revolving Loan amount. The amount outstanding under the Revolving Loan was $3,250 as of March 4, 2014.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2014, Ended March 4, 2014

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
Other Components
For a description of the Stock Repurchase Loan and the 2009 Term Loan, refer to NOTE C - LONG TERM DEBT in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended May 28, 2013. No changes have been made to the terms or the required monthly payments of the Stock Repurchase Loan in connection with the 2013 Loan Agreement. The outstanding balance of the Stock Repurchase Loan was $648 as of March 4, 2014 ($141 is included in current maturities). The final payment on the 2009 Term Loan was made on October 21, 2013.
Loan Covenants
The 2013 Loan Agreement contains covenants relating to the relationship of Senior Bank Debt and Earnings Before Income Taxes, Depreciation and Amortization (EBITDA) and minimum required levels of EBITDA , lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of March 4, 2014. Compensating balances are not required under the terms of the 2013 Loan Agreement.
Fair Values
The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at March 4, 2014 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
	(in thousands)
Term Loans under the Construction Loan	$6,685	$6,820

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2014, Ended March 4, 2014

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable in the Condensed Consolidated Balance Sheet consist of the following:

	March 4, 2014	May 28, 2013
	(in thousands)
Trade and other accounts payable	$4,728	$3,574
Taxes - sales and use, payroll tax withheld from employees	1,469	581
Utilities	578	621
Gift cards and coupons	950	748
Miscellaneous employee withholding	230	355
Total accounts payable	$7,955	$5,879

Accrued expenses in the Condensed Consolidated Balance Sheet consist of the following:

	March 4, 2014	May 28, 2013
	(in thousands)
Salaries, wages and related expenses	$4,494	$4,513
Accrued incentive compensation and related expenses	922	1,216
Accrued property taxes	1,470	1,769
Other accrued expenses	669	527
Total accrued expenses	$7,555	$8,025

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2014, Ended March 4, 2014

NOTE E - SHAREHOLDERS' EQUITY/CAPITAL STOCK

Outstanding and Exercisable Options
The changes in outstanding and exercisable options under both the 1993 Stock Option Plan (1993 Plan) and the 2003 Stock Option and Incentive Plan (2003 Plan) are shown below as of March 4, 2014:

	No. of shares	Weighted avg. price per share	Weighted avg. Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	72,503	$18.07
Granted	—	$—
Exercised	(12,502)	$13.84
Forfeited or expired	(3,500)	$22.56

Outstanding at end of quarter	56,501	$18.73	3.29	years	$338

Exercisable at end of quarter	56,501	$18.73	3.29	years	$338
The intrinsic value of stock options exercised during the 40 week periods ended March 4, 2014 and March 5, 2013 amounted to $127 and $2,779, respectively. The intrinsic value of stock options exercised during the 12 week period ended March 4, 2014 amounted to $68. No stock options were exercised during the 12 week period ended March 5, 2013.
Dividends
Regular quarterly cash dividends paid to shareholders during the 40 week period ended March 4, 2014 amounted to $2,643 or $0.52 per share. In addition, an $0.18 per share dividend was declared on March 13, 2014. Its payment of approximately $918 on April 10, 2014 (not included in accounts payable at March 4, 2014) will be the 213th consecutive quarterly cash dividend (a period of 53 years) paid by the Company.
Earnings Per Share
Basic earnings per share (EPS) calculations are based on the weighted average number of outstanding common shares during the period presented. Diluted EPS includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Used to Calculate Basic EPS	Stock equivalents	Used to Calculate Diluted EPS
40 weeks ended:	Weighted average shares outstanding		Weighted average shares outstanding

March 4, 2014	5,083,516	13,777	5,097,293
March 5, 2013	5,021,517	17,832	5,039,349

12 weeks ended:

March 4, 2014	5,094,567	16,659	5,111,226
March 5, 2013	5,062,455	10,092	5,072,547

Excluded from the calculations above (because the effect was anti-dilutive), were stock options to purchase 6,834 shares during the 40 week period ended March 4, 2014 and 8,000 during the 40 week period ended March 5, 2013. Stock options to purchase 6,834 shares during the 12 week period ended March 4, 2014 and 36,000 in the 12 weeks ended March 5, 2013 were also excluded from the calculations above because the effect was anti-dilutive.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2014, Ended March 4, 2014

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

	40 weeks ended		12 weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
	(in thousands, except earnings per share)
Stock options granted	$—	$42	$—	$14
Restricted stock issued	246	246	74	74
Unrestricted stock issued	—	127	—	—
Share-based compensation cost, pretax	246	415	74	88
Tax benefit	(84)	(141)	(25)	(30)
Share-based compensation cost, net of tax	$162	$274	$49	$58

Effect on basic earnings per share	$0.03	$0.05	$0.01	$0.01
Effect on diluted earnings per share	$0.03	$0.05	$0.01	$0.01
There was no unrecognized pretax compensation cost related to non-vested stock options as of March 4, 2014. Unrecognized pretax compensation cost related to restricted stock awards amounted to $197 as of March 4, 2014, which is expected to be recognized over a weighted average period of 0.62 years.
Unrestricted stock awarded under the 2012 Stock Option and Incentive Plan ($244 in June 2013 - 13,450 shares) was accrued as incentive compensation in Fiscal Year 2013, including $101 and $30 respectively, during the 40 and 12 week period ended March 5, 2013. Incentive compensation for unrestricted stock is also being accrued in Fiscal Year 2014 - $173 through the 40 week period ended March 4, 2014 and $52 during the 12 week period ended March 4, 2014.
Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan. Compensation costs related to the Employee Stock Purchase Plan are determined at the end of each semi-annual offering period: October 31 and April 30, which amounted to $20 and $122 respectively, at October 31, 2013 (40 week period ended March 4, 2014) and October 31, 2012 (40 week period ended March 5, 2013).

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2014, Ended March 4, 2014

NOTE F - PENSION PLANS
The Company sponsors a qualified defined benefit pension plan (DB Plan) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for the retirement plans is shown in the table that follows:

	40 weeks ended		12 weeks ended
Net periodic pension cost components	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
	(in thousands)
Service cost	$1,248	$1,387	$374	$416
Interest cost	1,397	1,334	419	400
Expected return on plan assets	(1,859)	(1,535)	(558)	(460)
Amortization of prior service (credit) cost	(6)	(6)	(2)	(2)
Recognized net actuarial loss	654	1,317	196	395
Net periodic pension cost	$1,434	$2,497	$429	$749

Weighted average discount rate	4.40%	4.25%	4.40%	4.25%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Weighted average expected long-term rate of return on plan assets	7.25%	7.50%	7.25%	7.50%
Net periodic pension cost for Fiscal Year 2014 is currently expected to approximate $1,864. Net periodic pension cost for Fiscal Year 2013 was $3,247. The primary driver of the 42 percent decrease over Fiscal Year 2013 is the actual return on Plan assets during Fiscal Year 2013, which exceeded the expected return on Plan assets by $4,296. The higher discount rate and data updates also contributed to the decrease, but to a lesser degree.
Although there are no minimum required contributions to the DB Plan for the plan year ending May 31, 2014, management currently anticipates contributing up to $2,000 over the course of Fiscal Year 2014, including $1,200 that was contributed during 40 weeks ended March 4, 2014.
Frisch's Executive Savings Plan
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

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2014, Ended March 4, 2014

NOTE F - PENSION PLANS (CONTINUED)
The fair values of all FESP assets are determined based on quoted market prices and are classified within Level 1 of the fair value hierarchy:

	March 4, 2014	May 28, 2013
	(in thousands)
	Level 1	Level 1

Money market funds	$432	$45
Mutual funds	1,771	1,310
Foreign equity mutual funds	242	287
Taxable bond mutual funds	534	798
Large blend target date mutual funds	497	414
Total	$3,476	$2,854

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2014, Ended March 4, 2014

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
Contingent Liabilities
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the restaurants to GCC. The amount remaining under contingent lease obligations totaled approximately $6,436 as of March 4, 2014, for which the aggregate average annual lease payments approximate $665 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the Condensed Consolidated Financial Statements for amounts that would be payable by the Company.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Third Quarter Fiscal 2014, Ended March 4, 2014

NOTE H — OTHER COMPREHENSIVE INCOME

The following table summarizes items reclassified out of accumulated other comprehensive income and the related tax effects for the components of net periodic pension cost:

	40 weeks ended		12 weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
	(in thousands)
Amortization of pretax amounts included in net periodic pension expense (1)
Included in Cost of Sales	$611	$1,247	$183	$375
Included in Administrative and Advertising Expense	37	64	11	19
Total reclassification (pretax) (1)	648	1,311	194	394
Tax benefit	(220)	(446)	(66)	(134)
Total reclassification (net of tax)	$428	$865	$128	$260
(1) These amounts are included in the computation of net periodic pension expense as a net of the two components (See NOTE F - PENSION PLANS) as shown below:

	40 weeks ended		12 weeks ended
	March 4, 2014	March 5, 2013	March 4, 2014	March 5, 2013
	(in thousands)
Amortization of prior service (credit) cost	$(6)	$(6)	$(2)	$(2)
Recognized net actuarial loss	654	1,317	196	396
Total reclassification (pretax)	$648	$1,311	$194	$394
The following table summarizes changes in accumulated other comprehensive loss (all of which is from Company sponsored pension plans), net of tax, for the 40 week period ended March 4, 2014:

Accumulated Other Comprehensive Loss	March 4, 2014
(in thousands)
Balance in Accumulated Other Comprehensive Loss on May 28, 2013	$4,324

Amount reclassified from accumulated other comprehensive income	(428)
Net other comprehensive (income) loss	(428)

Balance in Accumulated Other Comprehensive Loss on March 4, 2014	$3,896

ITEM 2. MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements are contained in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such statements may generally express management’s expectations with respect to its plans, or its assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are inherently subject to risks and the development of other uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but not limited to, the discussion in "Risk Factors" that may be found in this Form 10-Q under Part II, Item 1A. and as set forth in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2013.
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
Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name "Frisch's Big Boy." As of March 4, 2014, 96 Frisch's Big Boy restaurants were owned and operated by the Company, located in various regions of Ohio, Kentucky and Indiana. The Company also licenses 25 Frisch's Big Boy restaurants to other operators who pay franchise and other fees to the Company.
The Company’s Third Quarter of Fiscal 2014 consists of the 12 weeks ended March 4, 2014, and compares with the 12 weeks ended March 5, 2013, which constituted the Third Quarter of Fiscal 2013. The First Three Quarters of Fiscal 2014 consists of the 40 week period that ended March 4, 2014, and compares with the 40 week period that ended March 5, 2013, which constituted the First Three Quarters of Fiscal 2013. The third quarter of each fiscal year is usually a disproportionately smaller share (than other quarters) of annual revenue and net earnings because it spans most of the winter season from mid December to early March.
References to Fiscal Year 2014 refer to the 53 week year that will end on June 3, 2014 (the fourth quarter will have 13 weeks). References to Fiscal Year 2013 refer to the 52 week year that ended May 28, 2013.
The following table recaps the Company's earnings or loss components:

	Third Quarter - 12 Weeks		First Three Quarters - 40 Weeks
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Earnings from continuing operations before income taxes	$894	$2,369	$6,833	$6,839
Income tax expense (benefit) from continuing operations	$(691)	$621	$972	$2,133
Earnings from continuing operations	$1,585	$1,748	$5,861	$4,706
Diluted EPS from continuing operations	$0.31	$0.34	$1.15	$0.93
(Loss) from discontinued operations, net of tax	$—	$—	$—	$(158)
Diluted EPS from discontinued operations	$—	$—	$—	$(0.03)
Net earnings	$1,585	$1,748	$5,861	$4,548
Diluted net EPS	$0.31	$0.34	$1.15	$0.90

Weighted average diluted shares outstanding	5,111	5,073	5,097	5,039

Factors having a notable effect on earnings from continuing operations before income taxes when comparing the Third Quarter of Fiscal 2014 with the Third Quarter of Fiscal 2013:

•
Consolidated sales were $45,161 in the Third Quarter of Fiscal 2014 versus $45,772 in the Third Quarter of Fiscal 2013. Same store sales declined by 3.6 percent as customer counts slid during the months of January and February 2014 amid an unrelenting pattern of severe winter weather. The effect of the same store sales decline was mitigated with sales generated by two new Frisch's Big Boy restaurants that opened in March 2013 and December 2013.

•
Gross profit fell to $3,567 in the Third Quarter of Fiscal 2014, down 28.2 percent from $4,967 in the Third Quarter of Fiscal 2013. As a percentage of sales, gross profit was 7.9 percent in the Third Quarter of Fiscal 2014 versus 10.9 percent in the Third Quarter of Fiscal 2013:

-	Food and Paper Costs were 33.6 percent in the Third Quarter of Fiscal 2014 and 33.7 percent in the Third Quarter of Fiscal 2013.

-	Payroll and Related Costs rose to 36.9 percent in the Third Quarter of Fiscal 2014, up from 35.6 percent in the Third Quarter of Fiscal 2013.

-	Other Operating Costs rose to 21.6 percent in the Third Quarter of Fiscal 2014, up from 19.9 percent in the Third Quarter of Fiscal 2013.

•	Pension expense was $429 in the Third Quarter of Fiscal 2014 versus $749 in the Third Quarter of Fiscal 2013. The savings from lower pension costs was neutralized by higher medical insurance costs.

•	Administrative and advertising expense was $2,846 in the Third Quarter of Fiscal 2014 versus $2,695 in the Third Quarter of Fiscal 2013.

•	Interest expense was $120 in the Third Quarter of Fiscal 2014 versus $209 in the Third Quarter of Fiscal 2013.

Factors having a notable effect on earnings from continuing operations before income taxes when comparing the First Three Quarters of Fiscal 2014 with the First Three Quarters of Fiscal 2013:

•
Consolidated restaurant sales were $155,614 in the First Three Quarters of Fiscal 2014 versus $154,920 in the First Three Quarters of Fiscal 2013. Same store sales declined by 1.4 percent. The effect of the same store sales decline was mitigated with sales generated by three new Frisch's Big Boy restaurants that opened in August 2012, March 2013 and December 2013.

•
Gross profit fell to $15,604 in the First Three Quarters of Fiscal 2014, down 6.8 percent from $16,735 in the First Three Quarters of Fiscal 2013. As a percentage of sales, gross profit was 10.0 percent in the First Three Quarters of Fiscal 2014 versus 10.8 percent in the First Three Quarters of Fiscal 2013:

-	Food and Paper Costs were 33.3 percent in the First Three Quarters of Fiscal 2014, down from 33.5 percent in the First Three quarters of Fiscal 2013.

-	Payroll and Related Costs were 35.6 percent in the First Three Quarters of Fiscal 2014, up from 35.1 percent in the First Three Quarters of Fiscal 2013.

-	Other Operating Costs were 21.0 percent in the First Three Quarters of Fiscal 2014, up from 20.6 percent in the First Three Quarters of Fiscal 2013.

•
Pension expense was $1,434 in the First Three Quarters of Fiscal 2014 versus $2,497 in the First Three Quarters of Fiscal 2013. The savings from lower pension costs is expected to continue to be neutralized by higher medical insurance costs for the remainder of the year.

•	Administrative and advertising expense was $9,443 in the First Three Quarters of Fiscal 2014 versus $10,109 in the First Three Quarters of Fiscal 2013.

•	Interest expense was $471 in the First Three Quarters of Fiscal 2014 versus $759 in the First Three quarters of Fiscal 2013.

Income tax expense is summarized in the next table. The primary drivers of tax benefits shown in the table are associated with the federal Domestic Production Activities Deduction and the release of certain valuation allowances that had been placed previously on certain deferred state tax assets.

	Third Quarter - 12 Weeks		First Three Quarters - 40 Weeks
	2014	2013	2014	2013

Effective tax rate (benefit)	(14.1)%	26.2%	22.5%	30%

	(in thousands)		(in thousands)
Effective tax rate - tax expense (benefit)	$(126)	$621	$1,537	$2,052
Discrete - valuation allowances (released) placed	(222)	—	(222)	81
Discrete - domestic production activities deduction	(343)	—	(343)	—
Total income tax expense (benefit)	$(691)	$621	$972	$2,133

The loss from discontinued operations reported in the First Three Quarters of Fiscal 2013 represents adjustments to tax related balance sheet accounts associated with the Company's former Golden Corral operations.

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

	Third Quarter - 12 Weeks		First Three Quarters - 40 Weeks
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Frisch's Big Boy restaurants operated by the Company	$42,652	$43,136	$147,141	$146,640
Wholesale sales to licensees	2,063	2,104	7,380	7,214
Wholesale sales to groceries	446	532	1,093	1,066
Total sales	$45,161	$45,772	$155,614	$154,920

Frisch's Big Boy restaurant sales shown in the above table are reflective of a same store sales decrease of 3.6 percent in the Third Quarter of Fiscal 2014 (on a customer count decrease of 5.9 percent) and a decrease of 1.4 percent in the First Three Quarters of Fiscal 2014 (on a 3.8 percent decrease in customer counts).
Most of the decrease in customer counts is attributable to severe winter weather conditions that persisted over much of the course of the Third Quarter of Fiscal 2014 throughout all regions in which the Company operates restaurants. The same store sales comparison includes the effect of three menu price increases, implemented respectively in September 2012 (0.9 percent), February 2013 (1.1 percent) and September 2013 (1.1 percent). Another menu price increase (1.5 percent) went into effect on the first day of the upcoming fourth quarter of fiscal 2014.
The Company operated 96 Frisch's Big Boy restaurants as of March 4, 2014. The count of 96 includes the following changes since the beginning of Fiscal Year 2013 (June 2012), when 93 Frisch's Big Boy restaurants were in operation:

•	August 2012 - opened new restaurant near Cincinnati, Ohio

•	March 2013 - opened new restaurant in Sidney, Ohio (Dayton, Ohio market)

•	December 2013 - opened new restaurant in Lexington, Kentucky
No other new Frisch's Big Boy restaurants are expected to be added to the Company's operations in Fiscal Year 2014. (One franchised Frisch's Big Boy restaurant is currently under construction, scheduled to open in June 2014.)

The U.S. Food and Drug Administration (FDA) missed its February 2014 deadline for issuing the final regulations of the menu labeling provisions of the federal Patient Protection and Affordable Care Act (ACA), which was enacted in March 2010. On April 3, 2014, the FDA announced that it had moved the final regulation to the White House Office of Management and Budget (OMB), which is the final step in the review process. Once the review by OMB is completed, which is expected to take one to two months, the final regulation will be published and made publicly available. Nutritional information will not be required to appear on the Company's menus for at least six months and possibly up to one year after the the final rule is published. Sales volumes could be adversely affected if customers should make significant changes to their dining choices once the information is placed on menus. Nutritional information is now available on the Company's website.

Gross Profit
The determination of gross profit is shown with operating percentages in the following table. The table is intended to supplement the cost of sales discussion that follows. Cost of sales is comprised of food and paper costs, payroll and related costs, and other operating costs.

	Third Quarter - 12 Weeks		First Three Quarters - 40 Weeks
	2014	2013	2014	2013

Sales	100.0%	100.0%	100.0%	100.0%
Food and Paper	33.6%	33.7%	33.3%	33.5%
Payroll and Related	36.9%	35.6%	35.6%	35.1%
Other Operating Costs	21.6%	19.9%	21.0%	20.6%
Gross Profit	7.9%	10.9%	10.0%	10.8%
Although the cost of food remains at all time highs, especially proteins - beef, pork and chicken - favorable weather conditions during the summer of 2013 produced a record corn crop which caused grain prices to fall well below year ago levels, pushing some commodity prices lower. Higher grain prices last year were largely due to drought conditions in the nation's corn belt during the summer of 2012. The ongoing drought in California is expected to push prices for produce much higher over the coming months. Tight supplies in beef markets are expected to push beef prices to record highs during the spring of 2014. Although commodity prices can be difficult to predict, some industry forecasts indicate record high beef prices will continue for the next two to three years. The continuation of semi-annual menu price increases helps keep the percentages for Food and Paper costs at manageable levels.
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

Higher payroll and related costs (as a percentage of sales) as shown in the above table are due to several components. Factors contributing to the increased percentages are higher restaurant management payroll over the course of the fiscal year and, since January 1, 2014, much higher costs for employee medical insurance. Factors offsetting the higher percentages include reductions in scheduled labor hours to mitigate the effect of higher hourly pay rates for restaurant workers, together with lower pension costs and the effect of higher menu prices charged to customers.
The Company has always offered affordable medical insurance coverage to its full time employees. In response to the individual mandate of the ACA, a sizable number of additional employees (over previous years) elected to be covered by the Company's medical insurance coverage for the 2014 calendar year. Beginning January 1, 2014, the response from this group of employees has added approximately $30 per week to the Company's medical insurance costs.
Payroll and related costs continue to be affected adversely by mandated increases in the minimum wage. On January 1, 2014, the Ohio minimum wage for tipped employees increased from $3.93 per hour to $3.98 per hour and from $7.85 per hour to $7.95 per hour for non-tipped employees. The mandate will increase Ohio payroll annually by approximately $180, which will likely be mitigated with further reductions in scheduled labor hours.
Pressure is mounting in Washington, DC to raise the federal minimum wage from $2.13 per hour for tipped employees to $7.07 per hour and from $7.25 per hour for non-tipped employees to $10.10 per hour. If the legislation is ultimately enacted, the rates will be increased gradually over a three year period, followed by automatic increases each year indexed to inflation. Management will analyze and evaluate the effect of the legislation on the Company's operations if and when enactment of such legislation appears likely.
On March 13, 2014, an executive order was issued by President Obama that directs the Secretary of Labor to revamp regulations to expand the number of workers entitled to receive overtime compensation. Management will watch the development of the regulations closely and will analyze and evaluate the effect upon the Company's practices once the specifics of the anticipated regulations are known.
Net periodic pension cost was $429 and $749 respectively, in the Third Quarter of Fiscal 2014 and the Third Quarter of Fiscal 2013. Net periodic pension cost was $1,434 and $2,497 respectively, in the First Three Quarters of Fiscal 2014 and the First Three Quarters of Fiscal 2013. Net periodic pension cost for Fiscal Year 2014 is currently expected to be in the range of $1,850 to $1,900. Net periodic pension cost for Fiscal Year 2013 was $3,247. The decrease in net periodic pension costs for Fiscal Year 2014 is due primarily to an exceptional return on plan assets during Fiscal Year 2013, which exceeded the expected return by $4,296. A higher discount rate and certain demographic updates have also contributed to the decrease, but to a lesser degree.
Other operating costs include occupancy costs such as maintenance, rent, depreciation, abandonment losses, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, new restaurant opening costs and many other restaurant operating costs. Most expenses charged to other operating costs tend to be fixed in nature; the percentages shown in the above table can be greatly affected by changes in same store sales levels. In other words, percentages will generally rise when sales decrease (percentages will generally decrease when sales increase). The increase of 1.7 percentage points shown in the third quarter comparison in the table is due primarily to a decline in customer counts, which was brought about by harsh winter weather conditions as described above in the discussion of sales. Lower opening costs kept the percentage point increase to a minimum: opening costs were $119 in the Third Quarter of Fiscal 2014 and $307 in the First Three Quarters of 2014, which compared with $183 in the Third Quarter of Fiscal 2013 and $461 in the First Three Quarters of Fiscal 2013.
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

Administrative and advertising expense increased $151 in the Third Quarter of Fiscal 2014 and decreased $666 in the First Three Quarters of Fiscal 2014 when compared against the comparable periods a year ago. The Third Quarter of Fiscal 2014 includes higher costs for professional services, which includes certain consulting on tax matters. The Third Quarter of Fiscal 2014 and First Three Quarters of Fiscal 2014 have lower accruals associated with the Company's Non Deferred Cash Balance Plan when compared against comparable year ago periods. The First Three Quarters of Fiscal 2013 (all in the First Quarter of Fiscal 2013) included charges for the cost of employee separations. Stock based compensation expense included in administrative and advertising expense was lower in the Third Quarter of Fiscal 2014 and First Three Quarters of Fiscal 2014 when compared against comparable year ago periods (see the table and discussion of stock based compensation expenses in the Financing Activities section of Liquidity and Capital Resources that appears elsewhere in this MD&A).

Revenue from franchise fees is based upon sales volumes generated by Frisch's Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of March 4, 2014, 25 Frisch's Big Boy restaurants were licensed to other operators and paying franchise fees to the Company. No licensed Frisch's Big Boy restaurants opened or closed during any of the periods presented in this MD&A. One new license for a franchised Frisch's Big Boy restaurant was granted in November 2013 to an operator in southeastern Ohio. The restaurant facility is currently under construction and is expected to open in June 2014. An initial franchise fee of $30 was recorded in franchise fee revenue during the Second Quarter of Fiscal 2014.

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
A gain of $67 during the First Three Quarters of Fiscal 2014 (all of which was recorded during the First Quarter of Fiscal 2014) resulted primarily from the September 2013 sale of certain excess real estate, as offset by a small loss on the July 2013 sale of a former Frisch's Big restaurant. The loss of $14 incurred during the First Three Quarters of Fiscal 2013 was from the August 2012 (First Quarter of Fiscal 2013) sale of one of the remaining Golden Corral restaurants that had been closed in August 2011, and the October 2012 (Second Quarter of Fiscal 2013) sale of a former Frisch's Big Boy restaurant.
There were no charges recorded for non-cash impairment of long-lived assets in the First Three Quarters of Fiscal 2014. Non-cash impairment charges totaling $71 were recorded during the First Three Quarters of Fiscal 2013 (all of which was recorded during the First Quarter of Fiscal 2013) to lower previous estimates of the fair values of two former Frisch's Big Boy restaurants, both of which were subsequently sold (May 2013 and July 2013).
Interest Expense
Interest expense decreased $89 and $288 respectively, and in the Third Quarter of Fiscal 2014 and the First Three Quarters of Fiscal 2014 when compared with comparable periods a year ago. The decreases are primarily the result of lower debt levels than a year ago.

Income Tax Expense

The provision for income taxes in all periods presented in the consolidated statement of earnings is based on management’s estimate of the effective tax rate for the entire year, to which the effect of certain discrete items as described below has been applied.

	Third Quarter - 12 Weeks		First Three Quarters - 40 Weeks
Income Tax Expense (Benefit)	2014	2013	2014	2013
	(in thousands)		(in thousands)
Effective tax rate - tax expense (benefit)	$(126)	$621	$1,537	$2,052
Discrete - valuation allowances (released) placed	(222)	—	(222)	81
Discrete - domestic production activities deduction	(343)	—	(343)	—
Total income tax expense (benefit)	$(691)	$621	$972	$2,133

The effective tax rate on earnings from continuing operations was estimated at 22.5 percent and 30 percent, respectively, for the 40 week periods ended March 4, 2014 and March 5, 2013, which were lowered from 28 percent and 33.8 percent, respectively, at the ends of the 28 week periods ended December 10, 2013 and December 11, 2012. These reductions resulted in effective tax rates of (14.1) percent and 26.2 percent, respectively for the 12 week periods ended March 4, 2014 and March 5, 2013. The lowering of the estimated annual effective tax rate for Fiscal Year 2014 to 22.5 percent includes the effect of an anticipated deduction associated with domestic production activities (see further discussion below).

During the Third Quarter of Fiscal 2014, management developed a plan to restructure the Company's consolidated subsidiaries from corporations to single member limited liability companies. By implementing this plan, management believes future taxable income will be generated in amounts sufficient to realize certain state deferred tax assets. As a result, valuation allowances that had been previously placed on certain deferred state income tax assets were released during the 12 week period ended March 4, 2014, the effect of which was to record an income tax benefit of $222. The release of $222 includes $81 that was placed on certain deferred state income tax assets and included in the tax provision during the Second Quarter of Fiscal 2013.

During the First Three Quarters of Fiscal 2014, management has undertaken a project to identify, quantify and document tax benefits associated with the Domestic Production Activities Deduction (DPAD) that are available under the Internal Revenue Code (IRC). Prior to this project, management had not elected to claim DPAD tax benefits on the original filings of the Company's federal income tax returns for fiscal years 2010 (filed February 2011), 2011 (filed February 2012), 2012 (filed February 2013), and 2013 (filed February 2014). In February 2014, the Company filed an amended federal income tax return for its 2010 fiscal year to take advantage of the DPAD. The expected refund amounts to $343, which was recorded as an income tax benefit during the Third Quarter of Fiscal 2014. Amended federal income tax returns for fiscal years 2011, 2012 and 2013 will be filed in the Fourth Quarter of Fiscal 2014, which will result in recording of additional tax benefits for DPAD currently estimated to total between $600 and $700. As described above, the tax benefit to be derived from DPAD activities in fiscal 2014 has been incorporated into the annual effective tax rate in the Third Quarter of Fiscal 2014.

An automatic Change in Accounting Method (Form 3115) was filed with the Internal Revenue Service (IRS) in fiscal 2011, to allow for immediate deduction of certain repairs and maintenance costs, replacing the previous treatment that had capitalized these costs. Final Repair Regulations were issued by the IRS in September 2013 to replace temporary and proposed repair regulations that had been issued in December 2011. The temporary and proposed repair regulations had departed significantly from the earlier regulations on which the Company's Change in Accounting Method had been based. The Final Repair Regulations are less of a departure from the earlier regulations than were the temporary and proposed regulations that had been issued in December 2011. The Final Repair Regulations, which specify when costs incurred to acquire, produce or improve tangible property must be capitalized or may be deducted as incurred, must be applied to taxable years beginning on or after January 1, 2014 (the Company's fiscal year 2015). The effect of the Final Repair Regulations on the Company's Change in Accounting Method (filed in fiscal 2011) is expected to be an unfavorable, immaterial timing difference. (See further discussion found below in Liquidity and Capital Resources.)
The loss from discontinued operations reported in the First Three Quarters of Fiscal 2013 represents adjustments to tax related balance sheet accounts associated with the Company's former Golden Corral operations.
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
The working capital deficit was $5,958 as of March 4, 2014, which is an increase of $1,118 from May 28, 2013 when the deficit was $4,840. Most of the increase in the deficit is due to higher levels of accounts payable and lower cash on hand, offset by a reduction in the current maturities of long-term debt.

In the ordinary course of business, purchase commitments are entered into with certain of the Company's suppliers. Most of these contracts are typically for periods of one year or less in duration. However, longer term agreements are sometimes entered in order to secure favorable long-term pricing. An agreement with Pepsico Sales, Inc. was reached effective November 1, 2013, whereby Pepsi and Dole beverage products have been placed in all Frisch's Big Boy restaurants. This purchase commitment is considered to be in the ordinary course of business and replaces a similar contract with the previous beverage vendor. The term of the contract is specified by the longer of seven years or an agreed upon number of gallons.
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
As of March 4, 2014, the Company was in full compliance with the covenants contained in the 2013 Loan Agreement.
Operating Activities
Net cash provided by continuing operations was $15,374 during the First Three Quarters of Fiscal 2014, which compares with $15,088 in the First Three Quarters of Fiscal 2013. This includes the effect of normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from quarter to quarter. Management measures cash flows from continuing operations by simply adding back certain non-cash expenses to earnings from continuing operations. These non-cash expenses include items such as depreciation, losses (net of any gains) on dispositions of assets, charges for impairment of long-lived assets (if any), stock based compensation costs and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $14,522 in the First Three Quarters of Fiscal 2014 and $14,136 in the First Three quarters of Fiscal 2013.
Contributions to the defined benefit pension plan that is sponsored by the Company are currently projected to be $2,000 in Fiscal Year 2014, $1,200 of which was contributed during the First Three Quarters of Fiscal 2014.
The effect of the Final Repair Regulations (issued by the IRS in September 2013) upon the Company’s Change in Accounting Method that was filed in Fiscal Year 2011 (see discussion found above in Results of Operations - Income Tax Expense) is expected to result in additional tax due. Once the exact amount is determined (likely before the end of Fiscal 2014), the appropriate Forms 3115 will be filed with the IRS to conform the previous Change in Accounting Method to the Final repair Regulations. The ultimate amount due the IRS is expected to be immaterial and will be paid prospectively over a four year period.
Investing Activities
Capital spending is the principal component of investing activities. Capital spending was $11,440 during the First Three Quarters of Fiscal 2014, an increase of $3,385 from the First Three Quarters of Fiscal 2013. These capital expenditures typically consist of site acquisitions for expansion, new restaurant construction, plus on-going reinvestments in existing restaurants including remodeling jobs, routine equipment replacements and other maintenance capital outlays.
Proceeds from the disposition of property amounted to $559 during the First Three Quarters of 2014, consisting of $539 in real property and $20 from transactions to sell used equipment and /or other operating assets. The proceeds from the disposition of real property was from the July 2013 sale of a former Frisch's Big Boy restaurant and the September 2013 sale of certain excess property. Proceeds of $2,482 in the First Three Quarters of Fiscal 2013 arose principally from the August 2012 sale of one of the six Golden Corral properties that had closed in August 2011 and from the October 2012 sale of a Frisch's Big Boy restaurant that had closed in May 2012.
Three former Golden Corral restaurants (permanently closed August 2011) and seven other pieces of surplus land were held for sale as of March 4, 2014 at an aggregate asking price of approximately $6,200.
Financing Activities
When the 2013 Loan Agreement was executed on October 31, 2013, $2,000 was simultaneously drawn under the Revolving Credit Facility (Revolver) to refinance certain high interest Construction Term Loans. As part of the refinancing, six outstanding

Construction Term Loans were retired with a single payment of $3,835, which was sourced from $1,835 in cash on hand and $2,000 drawn on the Revolver. In addition, $1,500 was drawn on the Revolver in February 2014 to meet working capital needs during the winter. Scheduled and other payments of long-term debt and capital lease obligations amounted to $3,693 during the First Three Quarters of Fiscal 2014, which included $250 paid back on the Revolver.
Regular quarterly cash dividends paid to shareholders during the First Three Quarters of Fiscal 2014 amounted to $2,643 or $0.52 per share. In addition, an $0.18 per share dividend was declared on March 13, 2014. Its payment of $918 on April 10, 2014 was the 213th consecutive quarterly dividend (a period of 53 years) paid by the Company. For the foreseeable future, the Company expects to continue its practice of paying regular quarterly cash dividends.
In addition to regular quarterly cash dividends, a special one-time cash dividend of $9.50 per share was paid during the First Three Quarters of Fiscal 2013 that amounted to $47,963.
During the First Three Quarters of Fiscal 2014, 12,502 shares of the Company’s common stock were re-issued from the Company’s treasury pursuant to the exercise of "cashless" stock options. The aggregate strike price was $173, all of which was received by the Company in cash, as all of the transactions were settled through a broker. As of March 4, 2014, 56,501 shares granted under the Company’s stock option plans remained outstanding, all of which are fully vested. The weighted average exercise price is $18.73 per share. The closing price of the Company’s stock on March 4, 2014 was $23.96. The intrinsic value of 49,667 fully vested “In The Money” options was $338, which, if exercised, would yield $852 in proceeds to the Company.
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
On October 2, 2013, 11,984 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 1,712 restricted shares was granted to the CEO pursuant to the terms of his employment contract. The total fair value of the awards amounted to $320, which is being expensed ratably over a one year vesting period that began in the Second Quarter of Fiscal 2014. On October 3, 2012, 14,245 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 2,035 restricted shares was granted to the CEO. The total fair value of restricted shares issued to non-employee members of the Board of Directors and the CEO in October 2012 also amounted to $320, of which the run out of the final $123 was expensed during the First Half 2014. The same expense pattern was recorded in the First Half 2013.
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
The fair value of restricted stock issued (one year vesting) and stock options granted (three year vesting - none granted since Fiscal Year 2011) is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the consolidated statement of earnings:

	Third Quarter - 12 Weeks		First Three Quarters - 40 Weeks
Share based compensation cost	2014	2013	2014	2013
	(in thousands)		(in thousands)
Stock options granted - June 2010	$—	$14	$—	$42
Restricted stock issued - October 2013	74	—	123	—
Restricted stock issued - October 2012	—	74	123	123
Restricted stock issued - October 2011	—	—	—	123
Unrestricted stock issued - June 2012	—	—	—	127
Share-based compensation cost, pretax	$74	$88	$246	$415
On July 25, 2012, the Board of Directors authorized the Company to purchase over a three year period, on the open market and in privately negotiated transactions, up to 450,000 shares of its common stock. No shares were acquired under the program during the First Three Quarters of Fiscal 2014. During the First Three Quarters of Fiscal 2013, the Company re-acquired 212,929 shares under the program at a cost of $6,708.
Separate from the repurchase program, the Company’s treasury acquired 5,381 shares of its common stock in the First Three Quarters of Fiscal 2014 at a cost of $105 to cover withholding tax obligations in connection with unrestricted and restricted stock awards. During the First Three Quarters of 2013, 5,227 shares were acquired at a cost of $119, also to cover withholding tax obligations on various stock awards.
Other Information
One new Frisch's Big Boy restaurant opened for business during the First Three Quarters of Fiscal 2014, in early December 2013. Although no new Frisch's Big Boy restaurants are currently under construction and there are no contracts currently pending to acquire or lease land on which to build, the Company owns five land tracts at various locations in Ohio, Indiana and Kentucky for which development has been deferred for the time being.
Including land and land improvements, the cost required to build and equip the Frisch's Big Boy restaurant that opened in December 2013 amounted to approximately $3,900. Its construction used plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests).
Approximately one-fifth of the Frisch's Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with those of newly constructed restaurants. The current average cost to remodel a Frisch's Big Boy restaurant ranges from $80 to $100 for a minor remodeling and from $185 to $215 for a major remodeling. The Fiscal Year 2014 remodeling budget is $3,030 for 18 planned remodel jobs, 13 of which had been completed by March 4, 2014.
Part of the Company’s strategic plan entails owning the land on which it builds new restaurants. However, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. As of March 4, 2014, 15 Frisch's Big Boy restaurants were in operation on non-owned premises – one capital lease and 14 operating leases.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the restaurants to GCC. The amount remaining under contingent lease obligations totaled $6,436 as of March 4, 2014, for which the aggregate average annual lease payments approximate $665 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.

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
Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. Deferred tax accounting requires management to evaluate deferred tax assets, including net operating loss carry forwards. These evaluations entail complex projections that require considerable judgment and are ultimately subject to future changes in tax laws including changes in tax rates. Part of the evaluation requires management to assess whether deferred tax assets will more likely than not be realized on a future tax return. If management's evaluation determines that it is more likely that such deferred tax assets will not be realized, a valuation allowance will be recorded. The Company does not currently carry any such valuation allowance.

ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISKS
Conditions in the financial and commodity markets are subject to change at any time.
Although the the Company's revolving debt is subject to a one-month LIBOR rate, management believes the Company has no significant market risk exposure to interest rate changes. All of the Company's other debt is term debt that is financed with fixed interest rates, or will be converted to fixed rate term loans in the next six months. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. Any cash equivalents maintained by the Company have original maturities of 90 days or less. Cash may be in excess of FDIC limits. The Company does not use any foreign currency in its operations.
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

ITEM 4. CONTROLS and PROCEDURES
a)Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 4, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information that would be required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in

Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
b)Changes in Internal Control over Financial Reporting. As part of their review and evaluation of the Company's disclosure controls and procedures, the Company's CEO and CFO concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fiscal quarter ended March 4, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On July 25, 2012, the Board of Directors authorized the Company to purchase, on the open market and in transactions negotiated privately, up to 450,000 shares of its common stock. The authorization allows for purchases over a three year period that will end on July 25, 2015. The following table shows information pertaining to the Company’s repurchases of its common stock during the Third Quarter Fiscal 2014, which ended March 4, 2014:

	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 11, 2013 to January 7, 2014	—	$—	—	237,071
January 8, 2014 to February 4, 2014	—	$—	—	237,071
February 5, 2014 to March 4, 2014	—	$—	—	237,071
Total	—	$—	—	237,071

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
DATE April 8, 2014
BY /s/ Mark R. Lanning
Mark R. Lanning
Vice President and Chief Financial Officer,
Principal Financial Officer
Principal Accounting Officer