Form 10-K
period 2014-06-03
FRISCHS RESTAURANTS INC
filed 2014-08-07
CIK 39047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 3, 2014
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
Yes [    ]    No [ x ]
The aggregate market value of voting common stock held by non-affiliates of the registrant on December 10, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $95,224,827, based upon the closing sales price of the registrant’s common stock as reported on NYSE MKT on that date. The registrant does not have any non-voting common equity.
As of July 29, 2014, there were 5,113,041 shares of registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held October 22, 2014 are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Information
Forward-looking statements are contained throughout this Annual Report on Form 10-K. Such statements may generally express management’s expectations with respect to its plans, goals and projections, or its current assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are inherently subject to numerous risks and the development of other uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but not limited to, the discussion in this Form 10-K under Part I, Item 1A. “Risk Factors,” Risk factors and other uncertainties may also be discussed from time to time in the Company’s news releases, public statements or in other reports that the Company files with the Securities and Exchange Commission.
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
References to fiscal years used in this Form 10-K
In this Annual Report on Form 10-K, the Company’s fiscal year that ended June 3, 2014 may be referred to as fiscal year 2014. The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of the month of May. Fiscal year 2014 consisted of 53 weeks, which began on May 29, 2013 and ended on Tuesday, June 3, 2014.
Also in this Annual Report on Form 10-K, the Company’s fiscal years that ended May 28, 2013, May 29, 2012, May 31, 2011 and June 1, 2010 may be referred to as fiscal years 2013, 2012, 2011 and 2010, respectively. All of these years consisted of 52 weeks. References to fiscal year 2015 refer to the 52 week year that began on June 4, 2014, which will end on Tuesday, June 2, 2015.
With the exception of fiscal year 2014, the first quarter of each fiscal year presented herein contained 16 weeks while the last three quarters contained 12 weeks. The fourth quarter of fiscal year 2014 contained 13 weeks, which occurs normally every six years.

PART I
(Items 1 through 4)
Item 1. Business
Background
Frisch’s Restaurants, Inc. (together with its wholly owned subsidiaries, referred to as the “Company” or the “Registrant”), is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.” Frisch’s Big Boy restaurants operated by the Company during the last five years have been located entirely in various regions of Ohio, Kentucky and Indiana.
Incorporated in the state of Ohio in 1947, the Company’s stock has been publicly traded since 1960, and currently trades on the NYSE MKT. The Company’s executive offices are located at 2800 Gilbert Avenue, Cincinnati, Ohio 45206. The telephone number is (513) 961-2660. The Company’s web site is www.frischs.com.
As of June 3, 2014, the Company operated 96 Frisch's Big Boy restaurants. Additionally, the Company licensed the rights to operate 25 Frisch's Big Boy restaurants to other operators. All of the restaurants licensed to other operators are located in various markets within the states of Ohio, Kentucky and Indiana.
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
Frisch's Big Boy Restaurants
Frisch's Big Boy restaurants are full service family-style restaurants that offer quick service in an inviting atmosphere with genuine Midwestern hospitality. All of the restaurants offer “drive-thru” service. The restaurants are generally open seven days a week, typically from 7:00 a.m. to 11:00 p.m. with extended weekend evening hours. Standardized menus offer a wide variety of items at moderate prices, featuring well-known signature items such as the original “Big Boy” double-deck hamburger sandwich, freshly made onion rings and hot fudge cake for dessert. Primetime Burgers, featuring one-third pound of beef, were successfully introduced to the menu in fiscal year 2012, which are now available as the classic cheeseburger, mushroom and swiss or a BLT cheeseburger. All burgers are made with fresh, never frozen 100 percent ground beef. Other menu selections include many sandwiches, pasta, roast beef, chicken and seafood dinners, complemented by salads topped with homemade dressings, popular side dishes and a variety of well-liked desserts, non-alcoholic beverages and many other items. The Company works continually to develop new products. Buffalo Bites 'n Fries, which has a spicy flavor profile and attracts a younger customer base, was begun as a limited time offer, but was added to the menu in 2013 after a very successful introduction. In addition, a full breakfast menu is offered, and all of the restaurants utilize breakfast bars that are converted easily to soup and salad bars for lunch and dinner hours. Drive-thru and carryout menus emphasize combo meals that consist of a popular sandwich packaged with French fries and a beverage and sold at a lower price than if purchased separately. Breakfast combo meals - breakfast sandwiches, breakfast burritos and other offerings that can be paired with crispy hash browns and the choice of coffee or a soft drink - were added to the drive-thru menu near the end of the previous fiscal year and continue to grow in sales.
The menu also has quality offerings for the health conscious customer, such as the soup and salad bar, a selection of wraps, seasonal fresh fruit smoothies and a section of the menu features smaller portions. All fried foods are fried only in trans fat-free shortening. In addition, customers may order customized servings to meet their dietary concerns. For example, a sandwich can be ordered without the usual dressing of cheese and tartar sauce.
The operations of the Company are vertically integrated. A commissary and food manufacturing plant manufactures and prepares foods, and stocks food and beverages, paper products and other supplies for distribution to all of the Company's restaurants. Raw materials, consisting principally of food items, are generally plentiful and may be obtained from any number of reliable suppliers. Quality and price are the principal determinants of source. Most companies in the restaurant industry do not operate commissaries or food manufacturing plants, choosing instead to purchase directly from outside sources. The Company believes that its restaurant operations benefit from centralized purchasing and food preparation through its commissary operation, which ensures uniform product quality, timeliness of distribution (two to three deliveries per week) to restaurants and ultimately results in lower food and supply costs.
Substantially all licensed Frisch's Big Boy restaurants regularly purchase products from the commissary. Sales of commissary products to restaurants licensed to other operators were $9.9 million in fiscal year 2014 (4.7 percent of consolidated sales), $9.5 million in fiscal year 2013 (4.7 percent of consolidated sales) and $9.4 million in fiscal year 2012 (4.6 percent of consolidated sales).
Television and radio are the primary media to carry and promote Frisch's Big Boy’s key messages. Television conveys the visual message with food photography, while radio provides a cost effective means to promote limited time offered menu items. Outdoor billboards and targeted on-line advertising are used to complement the media plan, primarily to introduce and promote new menu items. The Company also utilizes social media as a means to develop two-way communication directly with the customer. Targeted social media communities are a cost effective way to reach a wide range of customers, but are a particularly important means to promote limited time offerings and to engage younger audiences. The marketing strategy does not use discounting to drive customer traffic.
In recent years, the Frisch's Big Boy marketing strategy has evolved from “What's Your Favorite Thing?” to a tag free advertising message. This evolution has refocused marketing campaigns away from a primary emphasis on signature menu items toward other offerings to bring awareness to Frisch's Big Boy's broad menu, along with limited time offerings. However, signature menu items continue to be promoted through television commercials that are broadcast on local network affiliates and local cable programming. Television is also used to promote drive thru availability and speed, as well as dining experience with service.
The Company currently expends for advertising an amount equal to 2.5 percent of gross sales from its restaurant operations, plus fees paid into an advertising fund by restaurants licensed to other operators.
Designed with longevity in mind while also appealing to younger customers, newly constructed Frisch's Big Boy restaurants are marked with bold colors and bright environments, featuring sleek lines, cherry colored paneling and wood trim, accented with abundant natural light and company memorabilia covering much of the wall space. Over the last three fiscal years, the cost to build and equip a typical full service Frisch's Big Boy restaurant has ranged from $2,250,000 to $3,825,000. The actual cost depends greatly on the costs of land and land improvements, both of which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether the new restaurant is constructed using basic plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its smaller adaptation, the 2010 building prototype (5,000 square feet with seating 148 guests), which is used in smaller trade areas.
As part of the Company’s continuing commitment to serve customers in clean, pleasant surroundings, the Company renovates approximately one-fifth of its Frisch's Big Boy restaurants each year. The renovations are designed to not only refresh and upgrade the interior finishes, but also to synchronize the interiors and exteriors of older restaurants with that of newly constructed restaurants. Depending on age and a variety of other factors, the current cost to renovate a restaurant ranges from $100,000 to $230,000. The restaurants are not closed for business when being remodeled; all work is completed after normal operating hours.
In addition, certain high-volume restaurants are regularly evaluated to determine a) whether their kitchens should be redesigned for increased efficiencies (which may cost up to $150,000) and b) if an expansion of the dining room (which may cost $800,000 or more) is warranted.
The following tabulation recaps Frisch's Big Boy restaurant openings and closings over the five most recent fiscal years:

	Fiscal Year
	2010	2011	2012	2013	2014
Frisch's Big Boy Restaurants Owned and Operated by the Company
In operation beginning of year	88	91	95	93	95
Opened	3	4	1	2	1
Opened replacement building	1	—	1	—	—
Closed to make way for new buildings	(1)	—	(1)	—	—
Closed	—	—	(3)	—	—
End of year - Frisch's Big Boy restaurants owned and operated	91	95	93	95	96

One new Frisch's Big Boy restaurant opened in fiscal year 2014 in Lexington, Kentucky, in December 2013. No new Frisch's Big Boy restaurant construction was in progress as of of June 3, 2014. One older restaurant in Columbus, Ohio was closed in early July 2014 (the first quarter of fiscal year 2015).
The following tabulation recaps openings and closings for Frisch's Big Boy restaurants that are licensed to other operators over the five most recent fiscal years:

	Fiscal Year
	2010	2011	2012	2013	2014
Frisch's Big Boy Restaurants Licensed to Others
Licensed to others beginning of year	26	25	25	25	25
Opened	—	—	—	—	—
Closed	(1)	—	—	—	—
End of year - Frisch's Big Boy restaurants licensed to others	25	25	25	25	25
One additional license was granted during fiscal year 2014. The restaurant is being constructed by the franchisee in Ironton, Ohio, with an anticipated opening date in August 2014.
Franchise fees are charged to licensees for use of trademarks and trade names, and licensees are required to make contributions to the Company’s general advertising account. These fees and contributions are calculated principally on percentages of sales. Total franchise and other service fee revenue earned by the Company from licensees was $1.3 million in fiscal year 2014 and $1.2 million in each of the fiscal years 2013 and 2012. Other service fees from licensees include revenue from accounting and payroll services that four of the licensed restaurants purchased from the Company in each of the last three fiscal years.
The license agreements with licensees are not uniform, but most of the licenses for individually licensed restaurants that were in effect as of June 3, 2014 are covered by agreements containing the following provisions:

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

In addition, Licensees are required to conduct business on a high scale, in an efficient manner, with cleanliness and good service, all to the complete satisfaction of the Company. Licensees are required to serve only quality foods and must comply with all food, sanitation and other regulations.
Long standing area license agreements granted to other operators in northern Indiana and northwestern Ohio differ in various ways from license agreements covering individual restaurants. The most notable differences are significantly lower license and advertising fee percentages and lower initial fees paid by the area operators. Provisions for these lower fees have been perpetually in place since the 1950s.
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

The Company’s incentive-based compensation program for restaurant managers, area supervisors and regional directors (collectively, members of the operations management team) ties compensation of the members of the operations management team directly to the cash flows of their restaurant(s), which allows incentive compensation to be earned consistently. The incentive compensation that the members of the operations management team can earn under the program is at a level the Company believes is above the average for competing restaurant concepts. The Company believes the program maintains turnover in operations management at the lowest possible level, and has resulted in a strong operations management team that focuses on building same store sales and margins.
Employee selection software helps lower hourly employee turnover rates; an employee validation website is in place that measures employee job satisfaction; and an interactive employee training program utilizes training videos and quizzes. These digital videos are loaded directly onto the hard drive of a computer located at each restaurant that is networked to the point-of-sale system, allowing headquarters to access the interactive results.
Information Technology
Each of the Company’s restaurants is managed through standardized operating and control systems anchored by a point-of-sale (POS) system that allows management to instantly accumulate and utilize data for more effective decision making, while allowing restaurant managers to spend more time in the dining room focusing on the needs of customers. The system generates the guest check and provides functionality for settling the customer’s check using cash, credit or debit card, or gift card. The system provides a record of all items sold, the service time, and the server responsible for the customer. Employee time keeping is also kept on the POS system. Back office functionality provides employee scheduling, inventory control, sales forecasting, product ordering and many other management reports. Security measures include biometric sign-on devices to access the POS system. The system meets the security requirements of the Payment Card Industry (PCI). The Company has received its attestations of compliance in each of the last three years. A finding of non-compliance could restrict the Company’s privileges to accept credit cards as a form of payment. A $2,000,000 five year plan to replace POS register equipment in all Frisch's Big Boy restaurants began in August 2012. As of June 3, 2014, new POS equipment had been installed in 40 Frisch's Big Boy restaurants, including 20 in fiscal year 2014. Twenty more are currently scheduled for installation in fiscal year 2015 (the third year of the five year plan).
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
In addition to electronic signature capture devices that process debit and credit card transactions, other paperless systems in Frisch's Big Boy restaurants include a) employee payroll advices that can be either emailed directly to the employee or provided electronically to each restaurant where the employees may print them on demand if desired, b) signatures have been captured on key employment documents such as I-9s, Forms W-4 and acknowledgments regarding employee handbooks, c) an on-line employment application is on the Company’s corporate web site (www.frischs.com) that provides direct feeds into the POS system and the enterprise reporting system at headquarters, and d) a portal/dashboard, accessed centrally on corporate information systems, provides "actionable" information to restaurant operations, with "critical" information presented graphically.
To enhance the customer's experience while visiting the drive-thru, a program was launched in fiscal year 2014 to fit each restaurant with an order confirmation board, replete with a sleek, custom built canopy to protect the customer from the elements of the weather, The order confirmation boards ensure that all drive-thru orders are filled accurately with the speed of service the customer expects. As of June 3, 2014, 66 of the installations were in place, with all restaurants scheduled to be completed by autumn 2014.
An enterprise reporting system supports the Company’s information needs including accounting, inventory control, procurement, processing of payroll and accounts payable, human resources records and other record keeping. A secondary data storage appliance with supporting hardware and a VM ware server are in place as part of an off-site storage area network (SAN). The SAN performs near real time replication of all data in the production environment, which allows for quick start-up of the disaster recovery environment should it be necessary to call it into service.
Raw Materials
The sources and availability of food and supplies are discussed above under the caption "Frisch's Big Boy Restaurants". Other raw materials used in food processing include equipment for cooking and preparing food, refrigeration and storage equipment and various other fixtures. The Company currently purchases the majority of its restaurant equipment from a single vendor. Other reliable restaurant equipment suppliers are available should the Company choose to replace this vendor, and in fact, a variety of other vendors are used to supply the balance of equipment purchased. In addition, no significant disruptions in the supply of electricity and natural gas used in restaurant operations have been experienced in recent years.
Trademarks and Service Marks
The Company has registered certain trademarks and service marks on the Principal Register of the United States Patent and Trademark Office, including “Frisch’s” and the tag line “What’s Your Favorite Thing?” Other registrations include, but are not limited to, “Brawny Lad,” “Buddie Boy,” “Just Right Favorites,” “Pie Baby,” “Fire & Ice,” “Frisch-ly Made,” “Bundle of Joy,” and “Tiers of Joy.” All of these registrations are considered important to the operations of Frisch's Big Boy restaurants, especially the primary mark “Frisch’s”. The duration of each registration varies, depending upon when registration was first obtained. The Company currently intends to renew all of its trademarks and service marks when each comes up for renewal.
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
Seasonality
The Company’s business is moderately seasonal, with the third quarter of the fiscal year (mid-December through early March) normally accounting for a smaller share of annual revenues. Additionally, severe winter weather can have a marked negative impact upon revenue during the third quarter. Occupancy and other fixed operating costs have a greater negative impact on operating results during any quarter that may experience lower sales. Results for any quarter should not be regarded as indicative of the year as a whole, especially the first quarter, which contains 16 weeks. Each of the last three quarters normally contains 12 weeks. The fourth quarter of fiscal year 2014 contained a 13th week that was necessary to complete the 53 week accounting year.
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
The Company uses its positive cash flows for debt service, capital spending (restaurant expansion and remodeling costs), capital stock repurchases and cash dividends.
As there is no need to maintain significant levels of inventories, and accounts receivable are minimal in nature, the Company has historically maintained a strategic negative working capital position, which is not uncommon in the restaurant industry. The working capital deficit was $4,505,000 as of June 3, 2014. As significant, predictable cash flows are provided by restaurant operations, the deployment of a negative working capital strategy has not hindered the Company’s ability to satisfactorily retire any of its obligations when due. Additionally, a working capital revolving line of credit is readily available if needed.
On July 25, 2012, the Board of Directors declared a special one-time dividend of $9.50 per share, which was paid on September 14, 2012 in the amount of $47,962,754. The funding was provided by the proceeds from the sale of the Company's remaining 29 Golden Corral restaurants in May 2012.
Customers
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
Research and Development
The Company’s corporate staff includes a research and development chef whose responsibilities entail development of new menu items and enhancing existing products. From time to time, the Company conducts a variety of other research to identify a) emerging industry trends and changing consumer behaviors and preferences, b) where future restaurants should be built, and c) observational research of competitors is sometimes utilized for various purposes, including assistance with design concepts for new restaurant prototypes. While these activities are important to the Company, these expenditures have not been material during the Company's last three fiscal years and are not expected to be material to the Company’s future results.
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
The federal Food Safety Modernization Act (FMA) was enacted in January 2011 to standardize procedures associated with recalls of manufactured food. The Company is in compliance with the minimum procedures of the FMA and is currently updating all documentation processes to meet the final compliance deadline in 2016.
On March 13, 2014 an executive order was issued by President Obama that directs the Secretary of the U.S. Department of Labor to revamp regulations to expand the number of workers entitled to receive overtime compensation. Management is watching the development of the regulations closely and will analyze and evaluate the effect upon the Company's practices once the specifics of the regulations are known.
The federal Patient Protection and Affordable Care Act (PPACA) was enacted in March 2010. As the Company intends to continue sponsoring existing health care plans, management continues to analyze and evaluate the future short and long term effects upon the Company while initiating various strategies to mitigate the expected financial burden of compliance with the mandate when it becomes fully effective on January 1, 2015.
PPACA requires calorie counts and other nutritional information to be posted on the Company’s menus. The nutritional information will be required to appear on menus no later than six months (and possibly up to one year) after the U.S. Food and Drug Administration (FDA) publishes the final rule. On April 3, 2014 the FDA announced that it had moved the final regulation to the White House Office of Management and Budget (OMB), which is the final step in the review process. Once the final review by OMB is completed (which it had yet to do as of July 2014), the final regulation will be published and made publicly available. Calorie counts and other nutritional information about the Company's menu offerings are available now on the Company's website (http://www.frischs.com). Sales and profitability could be adversely affected if customers significantly alter their menu ordering habits when this information becomes available on the Company's menus.
The Company is subject to the franchising regulations of the Federal Trade Commission and the franchising laws of Ohio, Kentucky and Indiana where it has licensed Frisch's Big Boy restaurants to other operators.
Environmental Matters
The Company does not believe that various federal, state or local environmental regulations have had or will have any material effect upon the capital expenditures, earnings or competitive position of the Company's operations. However, the Company cannot predict the effect of any future environmental legislation or regulations.

Employees
As of June 3, 2014, the Company and its subsidiaries employed approximately 6,100 active employees. Approximately 3,500 of the Company’s employees are considered part-time (those who work less than 30 hours per week). Although there is no significant seasonal fluctuation in employment levels, hours worked may vary according to sales patterns in individual restaurants. None of the Company’s employees is represented by a collective bargaining agreement. Management believes that employee relations are excellent and employee compensation is comparable with or better than competing restaurants.
Geographic Areas
The Company has no operations outside of the United States of America. The Company’s revenues, consisting principally of retail sales of food and beverages to the general public and certain wholesale sales to and license fees from restaurants licensed to other operators, were substantially generated in various markets in the states of Ohio, Kentucky and Indiana during each of the three fiscal years in the period ended June 3, 2014. Substantially all of the Company’s long-lived assets were deployed in service in the same states during the same periods stated above. Prior to being sold in May 2012, two Golden Corral restaurants were operated by the Company in western Pennsylvania and a third Golden Corral restaurant was operated in West Virginia.
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
The Company makes available the periodic reports that it files with the SEC by visiting the "Investors" section of the Company's corporate website (http://www.frischs.com), through which a hyperlink is provided directly to the Company’s filings on the website of the SEC. New information available through the hyperlink is generally provided within a few minutes from the time a report is filed. Information contained on or available through the Company’s website is not a part of, nor is it being incorporated into, this Annual Report on Form 10-K. In addition, printed copies of the reports that the Company files with the SEC may be obtained without charge by writing to Mark R. Lanning, Chief Financial Officer, Frisch’s Restaurants, Inc., 2800 Gilbert Avenue, Cincinnati, Ohio 45206-1206. Email requests may be sent to cfo@frischs.com.
Copies of the Company’s corporate governance documents are available in the "Investors" section of the Company’s corporate website (http://www.frischs.com). The documents include the Company’s Code of Regulations, Corporate Governance Guidelines, Code of Conduct, Code of Ethics, Insider Trading Policy, Related Person Transaction Policy, the Charter of the Disclosure Controls and Risk Management Committee, and various charters of committees of the Board of Directors, including those of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Finance Committee.
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
Executive Officers of the Registrant
The following table sets forth the names and certain information concerning the executive officers of the Company:

Name	Age	Current Principal Occupation or Employment and Five Year Employment History
Craig F. Maier (a)	64	President and Chief Executive Officer of the Company (since 1989); Director of the Company (since 1984)
Mark R. Lanning	59
Vice President and Chief Financial Officer of the Company (since August 2011) and Vice President - Finance of the Company (since May 2011); Vice President – Investor Relations and Treasurer, Hillenbrand, Inc. (from March 2008 to May 2011); Vice President and Treasurer of Hillenbrand Industries, Inc. (from 1988 to March 2008)

Michael E. Conner, Sr.	62	Vice President - Human Resources of the Company (since 2000)
Michael R. Everett	60	Vice President - Information Services of the Company (since May 2006); Director of Information Services of the Company (from May 2005 to May 2006)
Stephen J. Hansen	49
Vice President - Commissary of the Company (since June 2010); Plant Manager, Klosterman Baking Company (from March 2009 to May 2010); Operations Manager, General Mills (from October 2008 to February 2009); Plant Manager, Campos Foods LLC (from 1996 to June 2008)

James I. Horwitz	57
Vice President – Real Estate of the Company (since March 2008); Director of Leasing and Development, Cincinnati United Contractors (from February 2007 to March 2008); Director of Real Estate, Alderwoods Group (from December 2005 to January 2007)

Karen F. Maier (a)	62	Vice President - Marketing of the Company (since 1983); Director of the Company (since 2005)
William L. Harvey (b)	60	Regional Director of the Company (since 1995) and formerly held positions within the Company of Area Supervisor and Executive Store Manager
James M. Fettig	46	Regional Director of the Company (since June 4, 2014) and formerly held position within the Company of Area Supervisor (from 1995 to June 3, 2014)
Lindon C. Kelley	59	Regional Director of the Company (since 2000) and formerly held positions within the Company of Area Supervisor and Executive Store Manager
Todd M. Rion	54
Regional Director of the Company (since February 2012) and formerly held the position within the Company of Area Supervisor (July 2009 to February 2012); independent restaurant operator (from 2006 to July 2009)

(a)Craig F. Maier and Karen F. Maier are siblings

(b)William L. Harvey retired effective June 3, 2014

Item 1A. Risk Factors
Operational, strategic, compliance and other risks and uncertainties that continually face the Company are identified herein. The occurrence of adverse events associated with all risks, including those risks not listed specifically or those that are unforeseen at the present time, could result in significant adverse effects on the Company’s financial position, results of operations and cash flows, which could include the permanent closure of any affected restaurant(s) with an impairment of assets charge taken against earnings, and could adversely affect the price at which shares of the Company’s common stock trade.
In addition to operating results, other factors can influence the volatility and price at which the Company’s common stock trades. The Company’s stock is thinly traded on the NYSE MKT. Thinly traded stocks can be susceptible to sudden, rapid declines in price, especially when holders of large blocks of shares seek exit positions. Rebalancing of stock indices in which the Company’s shares are placed, such as the Russell 2000 Index, can also influence the price of the Company’s stock.
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

Development Plans and Financing Arrangements
The Company’s business strategy and development plans also face risks and uncertainties. These include the inherent risk of poor quality decisions in the selection of sites on which to build restaurants, the rising cost and availability of desirable sites and increasingly rigorous requirements on the part of local governments to obtain various permits and licenses. Other factors that could impede plans to increase the number of restaurants operated by the Company include saturation in existing markets, limitations on borrowing capacity and the effects of increases in interest rates.
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
Intellectual Property
The Company's intellectual property, which includes its food recipes, is very important to the operation of the business and its competitive position in the marketplace. The Company protects these assets through a combination of federally registered trademarks and other trademark and service mark rights, and various other means. If the Company's efforts to protect its intellectual property are inadequate, or if any third party misappropriates or infringes on the Company's intellectual property, the value of the Company's brand may be harmed, which could have a material adverse effect upon the Company.
Governmental and Other Rules and Regulations
Governmental and other rules and regulations can pose significant risks to the Company. Examples include:

•	general exposure to penalties or other costs associated with the potential for violations of numerous governmental regulations, including:

◦	immigration (I-9) and labor regulations regarding the employment of minors

◦	minimum wage and overtime requirements

◦	employment discrimination and sexual harassment

◦	health, sanitation and safety regulations

◦	facility issues, such as meeting the requirements of the Americans with Disabilities Act of 1990 or liabilities to remedy unknown environmental conditions

•	changes in existing environmental regulations that would significantly add to the Company’s costs

•	any future imposition by OSHA of costly ergonomics regulations on workplace safety

•	climate legislation that adversely affects the cost of energy

•	compliance with the Food Modernization Act (enacted January 2011)

•	legislative changes affecting labor law, especially increases in the federal or state minimum wage requirements

•	compliance with a March 2014 Executive Order affecting the federal rules of who qualifies for overtime pay

•	compliance with legislation enacted to reform the U.S. health care system could have a material adverse effect upon the Company’s health care costs

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
Catastrophic Events
Unforeseen catastrophic events could disrupt the Company’s operations, the operations of the Company’s suppliers and the lives of the Company’s employees and customers. In particular, the dependency of the Company's restaurants on the commissary operation could present an extensive disruption of products to restaurants should a catastrophe impair its ability to operate. Examples of catastrophic events include but are not limited to:

•	adverse winter weather conditions

•	natural disasters such as earthquakes or tornadoes

•	fires or explosions

•	widespread power outages

•	criminal acts, including bomb threats, robberies, hostage taking, kidnapping and other violent crimes

•	acts of terrorists or acts of war

•	civil disturbances and boycotts

•	disease transmitted across borders that may enter the food supply chain
Technology, Information Systems and Cyber Risks
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
Other events that could pose threats to the operation of the business include:

•	catastrophic failure of certain information systems

•	failure of the Company's disaster recovery plan

•	difficulties that may arise in maintaining existing systems

•	difficulties that may occur in the implementation of and transition to new systems

•	financial stability of vendors to support software over the long term

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
All of the Company’s Frisch's Big Boy restaurants are freestanding, well-maintained facilities. In addition to full service dining rooms, all of the restaurants are fashioned with windows for drive-thru service. Older restaurants are generally located in urban or heavily populated suburban neighborhoods that cater to local trade rather than highway travel. A few of these restaurant facilities are now more than 40 years old. Restaurants that have been opened since the early 1990s have generally been located near interstate highways. A typical restaurant built before 2001 contains on average approximately 5,600 square feet with seating capacity for 156 guests. The prototype that was introduced in 2001 has generally contained 5,700 square feet with seating for 172 guests. An adaptation of the 2001 prototype was introduced in 2010 for use in smaller trade areas. Its footprint approximates 5,000 square feet and has 148 dining room seats.
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
The following table summarizes the number and location of Company operated restaurants and restaurants licensed to others as of June 3, 2014:

Frisch's Big Boy	Company Operated	Operated by Licensees
Cincinnati, Ohio market	51	4
Dayton, Ohio market	20	—
Columbus, Ohio market	10	1
Louisville, Kentucky market	9	2
Lexington, Kentucky market	6	3
Toledo, Ohio market	—	13
Other	—	2
Total	96	25
In July 2014, one of the Company operated restaurants in the Columbus, Ohio market was closed permanently, and in August 2014, a restaurant licensed to another operator was opened in Ironton, Ohio (southeast Ohio).
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
In recent years, it has sometimes become necessary to enter into ground leases to obtain desirable land on which to build. In addition, many of the restaurants operated by the Company that opened prior to 1990 were financed with sale/leaseback transactions. Most of the leases have multiple renewal options. All of the leases generally require the Company to pay property taxes, insurance and maintenance. As of June 3, 2014, 15 restaurants were in operation on non-owned premises, 14 of which are classified as operating leases with one being treated as a capital lease. Three of the operating leases contain options to purchase the underlying properties, which become available over time. Under the terms of the lone capital lease, the Company is required to acquire the underlying land in fee simple title at any time between the 10th (2020) and 15th (2025) years of the lease. The following table recaps the Company's restaurant operations by type of occupancy (as of June 3, 2014):

Frisch's Big Boy	Company Operated
Owned in fee simple title	81
Land or land & building leased	15
Total	96
The restaurant that was closed permanently in July 2014 was owned in fee simple title. It was sold to a real estate developer shortly after its closure. Five of the 15 leased locations will expire during the next five years, as detailed in the list below. One of the five expiring leases has a purchase option and three (including the one with the purchase option) have renewal options available.

Fiscal year ending in	Number of Leases Expiring
2015	—
2016	1
2017	—
2018	2
2019	2
No construction of any new Company operated Frisch's Big Boy restaurants was in progress as of June 3, 2014.
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
The Company maintains its headquarters in Cincinnati on a well-traveled street in a mid-town business district. This administrative office space approximates 49,000 square feet and is occupied under an operating lease that expires on December 31, 2022. During the term of the lease, the Company has been granted the right of first refusal in the event that the lessor receives a bona fide purchase offer from a third party. The Company has an option to purchase the property when the lease expires.
The Company owns six undeveloped pieces of land. Four of the six parcels may ultimately be developed into restaurant facilities. Two of these are in the Columbus, Ohio market and the other two in outlying areas of Indiana (south of Indianapolis). A fifth property is now under contract for sale (with a due diligence period extending into December 2014), which has situated on part of it a former restaurant building that is leased (ending in August 2014) to a third party. No specific plan is in place for the sixth piece of land.
Seven surplus land locations owned by the Company were listed for sale with brokers as of June 3, 2014, four of which are located in the Columbus, Ohio area, two are in the Dayton, Ohio area and the seventh is located in Toledo, Ohio. Two former Golden Corral restaurants (which ceased operating in August 2011) are also listed for sale with brokers, one of which is in the Cincinnati market area and the other one is in the Cleveland, Ohio market area.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurant operations are situated. The seven restaurant operations were sold to Golden Corral Corporation (GCC) in May 2012 at which time the seven operating leases were simultaneously assigned to GCC, with the Company remaining contingently liable in the event of default by GCC. The amount remaining under contingent lease obligations totaled $6,330,000 as of June 3, 2014, for which the aggregate average annual lease payments approximate $667,000 in each of the next five years. The Company is also contingently liable for the performance of a certain ground lease (for property located in Covington, Kentucky on which a hotel once operated by the Company is situated) that was assigned to a third party in 2000; the annual obligation of the lease approximates $48,000 through 2020. Should either of these the third parties default, the Company generally has the right to re-assign the leases.
Item 3. Legal Proceedings
On October 16, 2012, a former employee (plaintiff) filed a complaint in Boone County Circuit Court, Burlington, Kentucky, asserting various claims including negligence and intentional infliction of emotional distress, stemming from the plaintiff's employment in 1995. With the exception of the negligence claim, all claims were dismissed by the Court as a result of the Motion to Dismiss, filed by the Company on November 13, 2012. In August 2013, the plaintiff's complaint was amended to add a claim of sexual harassment and hostile work environment. The Company firmly denies the allegations and is defending the matter vigorously.
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

Item 4. Mine Safety Disclosures
Not applicable.
PART II
(Items 5 through 9)
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on NYSE MKT under the symbol “FRS.” The closing price of the Company’s common stock as reported by NYSE MKT on July 29, 2014 was $23.89. There were approximately 1,400 shareholders of record as of July 29, 2014. The following table sets forth the high and low sales prices for the common stock and the regular cash dividend declared for each quarter within the Company’s two most recent fiscal years:

	Fiscal Year Ended June 3, 2014			Fiscal Year Ended May 28, 2013
	Stock Prices		Dividend	Stock Prices		Dividend
	High	Low	per share	High	Low	per share
1st Quarter (1)	$22.09	$16.17	16¢	$33.50	$20.91	16¢
2nd Quarter	$25.42	$21.60	18¢	$22.04	$16.50	16¢
3rd Quarter	$27.75	$23.19	18¢	$20.37	$17.50	16¢
4th Quarter	$24.95	$22.45	18¢	$19.37	$15.76	16¢
(1)     On July 25, 2012, the Board of Directors declared a special one time dividend of $9.50 per share that was paid on September 14, 2012. The payment of the special dividend amounted to $47,962,754. The rules of the New York Stock Exchange required the ex-dividend date to be one business day after the payment date. The price of the stock closed at $31.06 on September 14, 2013 and re-opened on September 17, 2013 at $22.46 per share.
Dividend Policy
Through July 10, 2014, the Company has paid 214 consecutive regular quarterly cash dividends during its 54 year history as a public company. The Company currently expects that regular quarterly cash dividends will continue to be paid for the foreseeable future at rates comparable with or slightly higher than those shown in the above table.
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
The following table shows information pertaining to the Company’s repurchases of its common stock during its fourth quarter that ended June 3, 2014:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 5, 2014 to April 1, 2014	—	$—	—	237,071
April 2, 2014 to April 29, 2014	—	$—	—	237,071
April 30, 2014 to June 3, 2014	—	$—	—	237,071
Total	—	$—	—	237,071

Performance Graph
The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock over the five year period ending June 3, 2014 with the Russell 2000 Index (Index) and a group of the Company’s peer issuers, selected by the Company in good faith. The graph assumes an investment of $100 in the Company’s common stock, in the Index and in the common stock of each member of the peer group on June 3, 2009 and reinvestment of all dividends.
The Company's peer issuers used for comparison purposes in the graph above have been modified from the prior year. However, the peer group used last year has also been presented as "Old Peer Group." The changes in the group were made in order to more closely align with the peer group used in the most recent compensation study done for executive compensation purposes. The new Peer Group consists of the following issuers: CBRL Group, Inc. (Cracker Barrel Old Country Store), Denny’s, Inc. Einstein Noah Restaurant Group Inc., Popeye's Louisiana Kitchen, Inc., Cosi Inc., Sonic Corp., Buffalo Wild Wings Inc., and Famous Dave's of America Inc.The old Peer Group consists of the following issuers: Bob Evans Farms, Inc., Biglari Holdings, Inc. (Steak n Shake), CBRL Group, Inc. (Cracker Barrel Old Country Store), Denny’s, Inc. and DineEquity, Inc. (IHOP and Applebees).

Item 6. Selected Financial Data
FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
SUMMARY OF OPERATIONS

	Fiscal Year
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Sales	$209,173	$203,712	$205,083	$201,717	$191,609
Cost of sales
Food and paper	70,088	68,268	69,042	66,349	61,756
Payroll and related	74,236	71,523	72,721	71,820	69,000
Other operating costs	42,973	41,368	41,805	40,912	38,337
Total cost of sales	187,297	181,159	183,568	179,081	169,093

Restaurant operating income	21,876	22,553	21,515	22,636	22,516

Administrative and advertising	12,599	13,074	13,379	12,517	12,258
Franchise fees and other revenue, net	(1,439)	(1,376)	(1,322)	(1,324)	(1,266)
Loss (gain) on sale of real property	(135)	14	(200)	40	—
Impairment of long-lived assets	—	390	1,229	—	—
Operating profit	10,851	10,451	8,429	11,403	11,524

Interest expense	586	963	1,414	1,582	1,748
Earnings from continuing operations before income taxes	10,265	9,488	7,015	9,821	9,776

Income taxes	832	2,514	1,214	2,716	3,030
Earnings from continuing operations	9,433	6,974	5,801	7,105	6,746

(Loss) earnings from discontinued operations, net of tax	—	(158)	(3,653)	2,368	3,253

NET EARNINGS	$9,433	$6,816	$2,148	$9,473	$9,999

Basic net earnings per share:
Earnings from continuing operations	$1.85	$1.39	$1.18	$1.41	$1.32
(Loss) earnings from discontinued operations	—	(0.03)	(0.74)	0.47	0.64
Basic net earnings per share	$1.85	$1.36	$0.44	$1.88	$1.96

Diluted net earnings per share:
Earnings from continuing operations	$1.85	$1.38	$1.17	$1.40	$1.30
(Loss) earnings from discontinued operations	—	(0.03)	(0.74)	0.47	0.63
Diluted net earnings per share	$1.85	$1.35	$0.43	$1.87	$1.93

Other financial statistics appear on the following page

	Fiscal Year
Item 6. Selected Financial Data (continued)	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Other financial statistics
Cash dividends per share	$0.70	$0.64	$0.63	$0.58	$0.51
Special cash dividend per share	—	9.50	—	—	—

Working capital (deficit)	$(4,504)	$(4,840)	$37,753	$(14,240)	$(18,661)
Total capital expenditures	13,160	9,837	13,365	19,703	24,484
Total assets	129,262	128,712	179,969	196,027	191,342
Total long-term obligations	16,792	25,795	36,069	41,399	42,707
Shareholders’ equity	94,343	83,656	121,725	125,528	120,094
Book value per share at year end	$18.50	$16.52	$24.64	$25.51	$23.73
Return on average shareholders’ equity	10.6%	6.6%	1.7%	7.7%	8.5%
Weighted average number of basic shares outstanding	5,087	5,031	4,934	5,038	5,104
Weighted average number of diluted shares outstanding	5,101	5,045	4,952	5,068	5,192
Number of shares outstanding at year end	5,099	5,062	4,939	4,920	5,061
Sales change percentage	2.7%	(0.7)%	1.7%	5.3%	(1.0)%

Earnings as a percentage of sales
Gross profit from continuing operations	10.5%	11.1%	10.5%	11.2%	11.8%
Operating profit from continuing operations	5.2%	5.1%	4.1%	5.7%	6.0%
Earnings from continuing operations before income taxes	4.9%	4.7%	3.4%	4.9%	5.1%
Earnings from continuing operations	4.5%	3.4%	2.8%	3.5%	3.5%
With the exception of fiscal year 2014, all fiscal years presented contained 52 weeks consisting of 364 days. Fiscal year 2014 contained 53 weeks consisting of a total of 371 days.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995
Forward-looking statements are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such statements may generally express management’s expectations with respect to its plans, goals and projections, or its current assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are inherently subject to the occurrence of adverse events associated with numerous risks and other uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but not limited to, the discussion in this Form 10-K under Part I, Item 1A. “Risk Factors.” Risk factors and other uncertainties may also be discussed from time to time in the Company's news releases, public statements or in other reports that the Company files with the Securities and Exchange Commission.
Sentences that contain words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue(s),” “assumption(s),” “goal(s),” “target(s)” and similar words (or derivatives thereof) are generally used to distinguish forward-looking statements from statements pertaining to historical or present facts.
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

CORPORATE OVERVIEW
(all dollars reported in the text of this MD&A are in thousands)
This MD&A should be read in conjunction with the Consolidated Financial Statements found in this Form 10-K under Part II, Item 8. The Company has no off-balance sheet arrangements other than operating leases that are entered from time to time in the ordinary course of business. The Company does not use special purpose entities.
Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family style restaurants under the name "Frisch's Big Boy." As of June 3, 2014, 96 Frisch's Big Boy restaurants were owned and operated by the Company, which are located in various regions of Ohio, Kentucky and Indiana. The Company also licenses 25 Frisch's Big Boy restaurants to other operators who pay franchise and other fees to the Company.
Fiscal Year 2014 ended on Tuesday, June 3, 2014 (a period of 53 weeks comprised of 371 days). It compares with Fiscal Year 2013 that ended on Tuesday, May 28, 2013 and Fiscal Year 2012 that ended on Tuesday, May 29, 2012 (both of which were 52 week periods comprised of 364 days). Fiscal Year 2015 will end on Tuesday, June 2, 2015 (a period of 52 weeks comprised of 364 days).
At the beginning of Fiscal Year 2012, the Company operated a second business segment, which consisted of 35 grill buffet style "Golden Corral" restaurants that were licensed to the Company by Golden Corral Corporation (GCC). In May 2012, 29 Golden Corrals were sold to GCC for $49.8 million (before closing adjustments), which resulted in a pretax loss of $5,590, of which $5,257 was recorded in the fourth quarter of Fiscal Year 2012. Results for the Golden Corral segment are reported as discontinued operations for all periods presented in the Consolidated Financial Statements.
Prior to the May 2012 sale of 29 Golden Corral restaurants, the Company had closed six under performing Golden Corral restaurants in August 2011, which resulted in a pretax charge of $4,000 for impairment of long-lived assets that was recorded in the first quarter of Fiscal Year 2012. Additional non-cash pretax impairment charges associated with the six restaurant closings in August 2011 were subsequently recorded during Fiscal Year 2012: a) $94 in the third quarter of Fiscal Year 2012 (based on a contract that was accepted on one of the properties that was less than the original estimate of its fair value) and b) $294 was recorded in the fourth quarter of Fiscal Year 2012 to reflect revised opinions of value on the remaining properties, which had been received from real estate brokers. Two of the six closed restaurants were sold in Fiscal Year 2012 and the four remaining closed restaurants were reclassified to "Property held for sale" (other long term assets) in the Consolidated Balance Sheet.

The following table recaps the earnings or loss components of the Company's Consolidated Statement of Earnings.

	Fiscal Year 2014 (53 weeks)	Fiscal Year 2013 (52 weeks)	Fiscal Year 2012 (52 weeks)
	(in thousands, except per share data)
Earnings from continuing operations before income taxes	$10,266	$9,487	$7,015
Earnings from continuing operations	$9,433	$6,974	$5,801
Diluted EPS from continuing operations	$1.85	$1.38	$1.17
(Loss) earnings from discontinued operations, net of tax	$—	$(158)	$(3,653)
Diluted EPS from discontinued operations	$—	$(0.03)	$(0.74)
Net earnings	$9,433	$6,816	$2,148
Diluted net EPS	$1.85	$1.35	$0.43

Weighted average diluted shares outstanding	5,101	5,045	4,952
Factors having a notable effect on earnings from continuing operations before income taxes when comparing Fiscal Year 2014 with Fiscal Year 2013 and Fiscal Year 2012:

•
Consolidated restaurant sales in Fiscal Years 2014, 2013 and 2012 were $209,173, $203,712 and $205,083, respectively. Fiscal Year 2014 had a 53rd week of sales, which contributed an estimated $737 to operating income.

•	Big Boy same store sales decreased 0.9 percent in Fiscal Year 2014 (adjusted to a 52 week basis), which followed a 0.3 percent decrease in Fiscal Year 2013.

•	As a percentage of sales, consolidated food costs were 33.5 percent in Fiscal Year 2014, 33.5 percent in Fiscal Year 2013 and 33.7 percent in Fiscal Year 2012.

•	As a percentage of sales, consolidated payroll and related costs were 35.3 percent in Fiscal Year 2014, 34.9 percent in Fiscal Year 2013 and 35.3 percent in Fiscal Year 2012.

•	New store opening costs were $307 in Fiscal Year 2014, $592 in Fiscal Year 2013 and $398 in Fiscal Year 2012.

•	Share based compensation costs were $541 in Fiscal Year 2014, $745 in Fiscal Year 2013 and $938 in Fiscal Year 2012.

•	The CEO's incentive compensation was $426 in Fiscal Year 2014, $409 in Fiscal Year 2013 and zero in Fiscal Year 2012.

•	Gains & losses on the sale of real estate – a gain of $135 was recorded in Fiscal Year 2014, a loss of $14 in Fiscal Year 2013 and a gain of $200 was recorded in Fiscal Year 2012.

•	Impairment of long-lived assets - there were no charges for impairment of long-lived assets in Fiscal Year 2014, $390 was recorded in Fiscal Year 2013 and $1,229 in Fiscal Year 2012.
Income tax expense included in net earnings for Fiscal Years 2014 and 2013 amounted to $832 and $2,671 ($158 in discontinued operations), respectively. An income tax benefit of $1,494 was recorded in net earnings for Fiscal Year 2012 (benefit of $2,708 in discontinued operations) Income tax expense in Fiscal Year 2014 included certain tax benefits associated with the Domestic Production Activities Deduction (DPAD) available under the Internal Revenue Code and the release of valuation allowances that had been placed previously on certain deferred state income tax assets.
Underfunded status in the Company sponsored pension plan decreased to $1,872 as of June 3, 2014, down from $8,530 at May 28, 2013. The improvement in underfunded position, driven principally by market gains in the assets of the pension plan, increased equity by $3,594, net of tax, which was effected through a credit to accumulated other comprehensive loss.

RESULTS OF OPERATIONS
(all dollars reported in the text are in thousands)
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

	Fiscal Year 2014 (53 weeks)	Fiscal Year 2013 (52 weeks)	Fiscal Year 2012 (52 weeks)
	(in thousands)
Frisch's Big Boy restaurants operated by the Company	$197,623	$192,891	$194,398
Wholesale sales to licensees	9,995	9,537	9,434
Wholesale sales to groceries	1,555	1,284	1,251
Total sales	$209,173	$203,712	$205,083
A breakdown of changes in Frisch's Big Boy same store sales by quarter follows (adjusted to remove the effect of the extra week of sales in the fourth quarter of Fiscal Year 2014):

Same store sales changes	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Fiscal Year 2014	(1.0)%	0.1%	(3.6)%	0.7%	(0.9)%
Fiscal Year 2013	(0.2)%	(1.7)%	(0.9)%	1.0%	(0.3)%

Menu prices are typically reviewed and adjusted each spring and autumn. The same store sales comparisons in the above table include average menu price increases of 1.5 percent, 1.1 percent, and 1.2 percent, implemented shortly after or shortly before the ends of the third quarters of Fiscal Years 2014, 2013 and 2012, respectively. The first quarters of Fiscal Years 2014, 2013 and 2012 included average menu price increases of 1.1 percent, 0.9 percent, and 1.5 percent, respectively. Another increase is currently being planned for implementation in the first quarter of Fiscal Year 2015 (September 2014). Customer counts in same stores (52 week basis) were 3.4 percent lower in Fiscal Year 2014 compared with Fiscal Year 2013, which was 2.8 percent lower than Fiscal Year 2012. The greater decrease in customer counts during Fiscal Year 2014 can be traced directly to severe winter weather conditions that persisted over much of the course of the third quarter (mid-December thru early March) of Fiscal Year 2014 throughout all regions in which the Company operates restaurants. While higher menu prices may contribute to the overall trend in lower customer traffic, management believes larger factors are the chronically high unemployment (and under employment) rate in the Midwest and the persistency of high gasoline prices, both of which continue to restrict the disposable income of the customer base, which in turn limits sales growth opportunities.
The Company operated 96 Frisch's Big Boy restaurants as of June 3, 2014. The count of 96 includes the following openings and closings since the beginning of Fiscal Year 2012 (June 2011) when there 95:
Fiscal Year 2014

•	Opened new unit in December 2013 in Lexington, Kentucky
Fiscal Year 2013

•	Opened new unit in March 2013 in Sidney, Ohio (Dayton market)

•	Opened new unit in August 2012 near Cincinnati, Ohio
Fiscal Year 2012

•	Closed unit in May 2012 in Cincinnati, Ohio

•	Closed unit in May 2012 in Elizabethtown, Kentucky (Louisville market)

•	Closed unit in December 2011 in Columbus, Ohio

•	Opened new unit in October 2011 in Highland Heights, Kentucky (Cincinnati market - replaced unit in Ft. Thomas, Kentucky)

•	Closed unit in September 2011 in Ft. Thomas, Kentucky (Cincinnati market)

•	Opened new unit in July 2011 near Cincinnati, Ohio

A Frisch's Big Boy restaurant located in Columbus, Ohio was closed permanently in July 2014. At this time, no new restaurant construction has been scheduled in Fiscal Year 2015.
The U.S. Food and Drug Administration (FDA) missed its February 2014 deadline for issuing the final regulations of the menu labeling provisions of the federal Patient Protection and Affordable Care Act (ACA), which was enacted March 2010. On April 3, 2014, the FDA announced that it had moved the final regulations to the White House Office of Management and Budget (OMB), which is the final step in the review process. Once the review is completed by OMB, the final regulation will be published and made publicly available. Nutritional information will not be required to appear on the Company's menus for at least six months (and possibly up to one year) after the FDA publishes the final rule, which it had yet to do as of July 2014. Sales volumes could be adversely affected if customers significantly alter their dining choices as a result of the requirement to add nutritional information to menus. Nutritional information is now available on the Company's website.
The Payment Card Industry Security Standards Council (PCI) has a data security standard with which all organizations that process card payments must comply. The standard is intended to prevent credit card fraud by focusing on the internal controls of processing and storing such data. PCI requires an annual audit to certify the Company's compliance with the required internal controls. The Company received its Attestations of Compliance in June 2011, June 2012, June 2013 and again in June 2014. A finding of non-compliance could restrict the Company from accepting credit and debit cards as a form of payment.
Restaurant Operating Income
The determination of restaurant operating income is shown with operating percentages in the following table. The table is intended to supplement the cost of sales discussion that follows. Cost of sales is comprised of food and paper costs, payroll and related costs, and other operating costs.

	Fiscal Year 2014 (53 weeks)	Fiscal Year 2013 (52 weeks)	Fiscal Year 2012 (52 weeks)
Sales	100.0%	100.0%	100.0%
Food and paper	33.5%	33.5%	33.7%
Payroll and related	35.3%	34.9%	35.3%
Other operating costs (including opening costs)	20.7%	20.5%	20.6%
Gross profit	10.5%	11.1%	10.4%
The cost of food remains at all time highs, especially proteins - beef, pork and chicken. Hamburger and bacon have the greatest consumption of all items in the Company's menu mix. The price of hamburger continues at record highs driven by the high cost of corn (the primary feed ingredient for cattle, hogs and poultry), record low beef supplies and rising global demand. An analysis of the Company's hamburger cost shows that prices had increased roughly 18 percent over the course of Fiscal Year 2014 (from June 2013 to June 2014). Some industry forecasts predict that beef prices will not begin to decline until 2016 at the earliest. A deadly disease (PED virus) has driven pork prices to record highs. The Company's cost for bacon, sausage and ham had all experienced double digit percentage increases from June 2013 to June 2014.
The effect of commodity price increases is actively managed with changes to the menu mix, together with periodic increases in menu prices. However, rapid escalations in the cost of food can be problematic to effective menu management. Although the Company does not use financial instruments as a hedge against changes in commodity prices, purchase contracts for some commodities may contain provisions that limit the price the Company will pay. These contracts are normally for periods of one year or less, but may have longer terms. For example, an agreement was reached with Pepsico Sales, Inc., effective November 1, 2013, which allows the Company to purchase Pepsi and Dole beverages at favorable long term pricing.
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

Higher payroll and related costs (as a percentage of sales) shown in the above table for Fiscal Year 2014 are due to higher restaurant management payroll over the course of the fiscal year and, since January 1, 2014, much higher costs for employee medical insurance. Factors offsetting the higher percentages include reductions in scheduled labor hours to mitigate the effect of higher pay rates for restaurant workers, together with lower pension costs and the effect of higher menu prices charged to customers. The percentage improvement Fiscal Year 2013 over Fiscal Year 2012 was primarily due to a greater savings from the reduction in the number of hours worked over the higher level of pay rates.
Payroll and related costs continue to be adversely affected by mandated increases in the minimum wage:

•
In Ohio, where roughly two-thirds of the Company’s payroll costs are incurred, the minimum wage for non-tipped employees was increased 33 percent from $5.15 per hour to $6.85 per hour beginning January 1, 2007. It was subsequently increased to $7.00 per hour on January 1, 2008, to $7.30 per hour on January 1, 2009 (there was no increase on January 1, 2010), to $7.40 per hour on January 1, 2011, to $7.70 per hour on January 1, 2012 and to $7.85 per hour on January 1, 2013. On January 1, 2014, the rate increased to $7.95 per hour, which represents a 54 percent increase since 2007.

•
The Ohio minimum wage for tipped employees increased 61 percent from $2.13 per hour to $3.43 per hour beginning January 1, 2007. It was subsequently increased to $3.50 per hour on January 1, 2008, to $3.65 per hour on January 1, 2009 (there was no increase on January 1, 2010), to $3.70 per hour on January 1, 2011, to $3.85 per hour on January 1, 2012 and to $3.93 per hour on January 1, 2013. On January 1, 2014, the rate increased to $3.98 per hour, which represents an 87 percent increase since 2007.

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

Although there is no seasonal fluctuation in employment levels, the number of hours worked by hourly paid employees has always been managed closely according to sales patterns in individual restaurants. However, the effects of paying the mandated higher hourly rates of pay have been and are continuing to be countered through the combination of reductions in the number of scheduled labor hours and higher menu prices charged to customers. Without benefit of reductions in labor hours, the Ohio minimum wage increase on January 1, 2012 would have added an estimated $420 to annual payroll costs in Ohio restaurant operations, the increase on January 1, 2013 would have added approximately $320, and the increase on January 1, 2014 would add approximately $180 if there were to be no further schedule reductions in labor hours.
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
Benefit programs sponsored by the Company also greatly influence payroll and related costs.
The Company has always offered affordable medical insurance coverage to its full time employees. In response to the individual mandate of the ACA, a sizable number of additional employees (over previous years) elected to be covered under the Company's medical insurance plan for the 2014 calendar year. Beginning January 1, 2014, the response from this group of employees added approximately $30 per week to the Company's medical insurance costs.
Although medical insurance rates continue to be at all time highs, the Company's premium rates have remained fairly steady over the last few years. However, that trend is likely to change when the employer side of the ACA mandate becomes fully effective on January 1, 2015. Various strategies are being developed to mitigate the expected financial burden. Among other responses to the likely increase in rates, employees will be asked to contribute more than the historical 20 percent of premium cost and certain changes in benefit design may be implemented.

Net periodic pension cost (including amounts charged to discontinued operations in Fiscal Year 2012) was $1,863, $3,247 and $2,746 respectively, in Fiscal Years 2014, 2013 and 2012. The lower net periodic pension expense for Fiscal Year 2014 was driven primarily by an exceptional return on plan assets during Fiscal Year 2013, which exceeded the expected return by $4,296. A higher discount rate and certain demographic updates also contributed to the decrease, but to a lesser degree. Net periodic pension expense for Fiscal Year 2012 received a benefit in excess of $550 from changes in assumptions relating to retirement, termination and marriage. Fiscal Year 2012's net periodic pension cost also included the effect of a curtailment credit of $16 from the termination of Golden Corral employees and a settlement loss of $157. No settlement losses were incurred in Fiscal Years 2014 or 2012. Settlement losses are triggered when the sum of all settlements (lump sum cash outs) exceed interest and service cost. No settlement losses are currently expected in Fiscal Year 2015.
The expected long-term rate of return on plan assets used to compute pension cost was lowered to 7.25 percent for Fiscal Year 2014, and will remain at 7.25 percent for the determination of pension costs for Fiscal Year 2015. The expected long-term rate of return on plan assets was 7.50 percent in both Fiscal Years 2013 and 2012.
The discount rate used in the actuarial assumptions to compute pension costs was 4.40 percent in Fiscal Year 2014. The discount rate used in Fiscal Year 2013 was 4.25 percent and was 5.25 percent in Fiscal Year 2012. The rate for Fiscal Year 2015 will be lowered to 3.90 percent. The rate of compensation increase used to calculate pension costs was 4.00 percent in each of Fiscal Years 2014, 2013 and 2012, and will be lowered to 2.10 percent for Fiscal Year 2015, reflecting a change to a weighted average age based rate.
Net periodic pension cost for Fiscal Year 2015 is currently estimated at approximately $263. The improvement from Fiscal Year 2014 is due to several factors, the most notable of which are certain demographic changes that accounts for approximately $425, the change in the rate of compensation increase added $675 to the improvement, and the actual return on assets added approximately $300. These improvements are being offset by roughly $125 as a result of lowering of the discount rate from 4.40 percent to 3.90 percent.
Contributions made to Company sponsored plans were $2,000, $2,394 and $2,100 respectively, in Fiscal Years 2014, 2013 and 2012. Contributions for Fiscal Year 2015 are tentatively anticipated to be at least $2,000, which includes amounts to meet minimum legal funding requirements and potential discretionary contributions. Future funding of the pension plans largely depends upon the performance of investments that are held in trusts that have been established for the defined benefit pension plan. Equity securities comprise 70 percent of the target allocation of the plan's assets. The fair value of all the plan's assets was $37,835, $33,376 and $26,684 respectively at the end of Fiscal Years 2014, 2013 and 2012.
Pension accounting standards require the overfunded or underfunded status of defined benefit pension plans to be recognized as an asset or liability in the Company’s Consolidated Balance Sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations (PBO). Underfunded status at June 3, 2014 decreased to $1,871 (fair value of plan assets $37,835 versus PBO of $39,706) from $8,530 (fair value of plan assets $33,376 versus PBO of $41,906) at May 28, 2013. The PBO includes former Golden Corral employees (vested, terminated) measured at accumulated benefit obligation (no projections for future salary increases or additional years of credited service).
The Company’s equity was increased $3,594, net of tax, at June 3, 2014 to establish underfunded status at $1,871. The increase in equity was effected through a credit to accumulated other comprehensive loss. Equity was increased $3,566, net of tax, to establish underfunded status of $8,530 at May 28, 2013, which was also effected through a credit to accumulated other comprehensive loss.
Other operating costs include occupancy costs such as maintenance, rent, depreciation, abandonment losses, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, new restaurant opening costs, and many other restaurant operating costs. Opening costs can have a significant effect on the operating costs. Opening costs in Fiscal Years 2014, 2013 and 2012 were $307, $592, and $398 respectively. Fees for processing the issuance of the Company's gift cards in supermarkets amounted to $821, $647 and $415 respectively, in Fiscal Years 2014, 2013 and 2012. There will be little to no expense in Fiscal Year 2015, as the Company withdrew from the program in June 2014. As most of the other typical expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store sales levels. In other words, percentages will generally rise when sales decrease and percentages will generally decrease when sales increase.
Operating Income
To arrive at the measure of operating income, administrative and advertising expense is subtracted from restaurant operating income, while the line item for franchise fees and other revenue is added to it. Gains and losses from the sale of real property (if any) are then respectively added or subtracted. Charges for impairment of assets (if any) are also subtracted from restaurant operating income to arrive at the measure of operating income.

Administrative and advertising expense was $12,599, $13,074 and $13,379 respectively in Fiscal Years 2014, 2013 and 2012. Advertising expense represents the largest component of these costs, which was $4,931, $4,855 and $4,911 respectively, in Fiscal Years 2014, 2013 and 2012. Spending for advertising and marketing programs is proportionate to sales levels, reflecting the Company’s long-standing policy to spend a constant percentage of sales on advertising and marketing.
All other administrative costs were $7,667, $8,219 and $8,468 respectively, in Fiscal Years 2014, 2013 and 2012. The Chief Executive Officer’s (CEO) incentive compensation was included in other administrative costs as follows: $426, $409 and zero respectively, was accrued in Fiscal Years 2014, 2013 and 2012. Other administrative costs for Fiscal Years 2014 and 2013 benefited from the resignation of the Chief Operating Officer (COO) in September 2012, who was not replaced. Stock based compensation costs included in other administrative costs were $541, $745 and $938 respectively in Fiscal Years 2014, 2013 and 2012. Stock based compensation cost for Fiscal Year 2012 included $371 for an unrestricted stock award to the CEO. The unrestricted stock award was granted in exchange for the CEO's termination of an option to purchase 40,000 shares of the Company's common stock.
Revenue from franchise fees is based upon sales volumes generated by Frisch's Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of June 3, 2014, 25 Frisch's Big Boy restaurants were licensed to other operators and paying franchise fees to the Company. No licensed Frisch's Big Boy restaurants opened or closed during any of the periods presented in this MD&A. One new license for a Frisch's Big Boy restaurant was granted in November 2013 to an operator in Ironton, Ohio. The restaurant facility is currently under construction and is expected to open in August 2014. An initial license fee of $30 was recorded in franchise fee revenue during the second quarter of Fiscal Year 2014. Other revenue also includes certain other fees earned from Frisch's Big Boy restaurants that are licensed to others along with minor amounts of rent and investment income.
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
The sales of three separate real properties took place during Fiscal Year 2014, resulting in a net gain of $135. Gains totaling $142 were recorded on two of the transactions - a former Golden Corral restaurant (for which cumulative impairment of assets charges of $791,000 had been recorded in previous years - $674 was reported in Discontinued Operations in Fiscal Year 2012) and an excess piece of property in Louisville, Kentucky. One former Frisch's Big Boy restaurant was sold at a loss of $7 (for which cumulative impairment of assets charges of $574 had been recorded in previous years). Proceeds from the sale of three properties amounted to $1,513.
Losses from the sales of three separate real properties amounted to $14 in Fiscal Year 2013. The losses were from the sales of two former Frisch's Big Boy restaurants (for which cumulative impairment of assets charges of $1,167 had been recorded in previous years) and one former Golden Corral restaurant (for which an impairment of assets charge of $976 was recorded in Fiscal Year 2012 - reported in Discontinued Operations). Proceeds from the sales of the three former restaurants amounted to $2,636 in Fiscal Year 2013.
Gains from sales of real property in Fiscal Year 2012 amounted to $200, primarily from the sale of a former Frisch's Big Boy restaurant. Sales proceeds in Fiscal Year 2012 were $393.
In July 2014 (subsequent to the end of Fiscal Year 2014), a gain of approximately $1,400 was recorded upon the sale of a Frisch's Big Boy restaurant that closed permanently two days earlier. Sale proceeds amounted to $1,963.
No charges for impairment of assets were recorded during Fiscal Year 2014.
Impairment of assets charges in Fiscal Year 2013 amounted to $390, which reflected the continuation of soft local market conditions for the real estate held for sale by the Company. The 2013 impairment charges consisted of $212 to lower the fair values of the three former Golden Corral restaurants that had closed in August 2011 (which remained to be sold as of May 28, 2013), and $178 to lower the fair values of three former Frisch's Big Boy restaurants (two of which were sold in Fiscal Year 2013.
Impairment of assets charges in Fiscal Year 2012 amounted to $1,229, which included a charge of $901 associated with one under performing Frisch's Big Boy restaurant that was permanently closed near the end of Fiscal Year 2012 (which was sold in Fiscal Year 2013 - see preceding paragraphs), and $328 to lower the previous estimates of the fair values of two former Frisch's Big Boy restaurants that had been held for sale for several years (one was ultimately sold in Fiscal Year 2013; the other was finally sold in Fiscal Year 2014 - see preceding paragraphs).

Interest Expense
Interest expense was $586, $964 and $1,414 respectively, in Fiscal Years 2014, 2013 and 2012. The decreases are primarily the result of lower debt levels.
Income Taxes
Income tax expense as a percentage of pre-tax earnings was 8.1 percent in Fiscal Year 2014, 26.5 percent in Fiscal Year 2013 and 17.3 percent in Fiscal Year 2012. Historically, the effective tax rates have been kept consistently low through the Company’s use of available tax credits, principally the federal credit allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the federal Work Opportunity Tax Credit (WOTC). These credits are generally more favorable to the effective tax rate when lower levels of pretax earnings are experienced, as occurred in Fiscal Year 2012. The reasons for the unusually low rate in Fiscal Year 2014 are discussed in the next two paragraphs.
Management periodically assesses the likelihood of the realization of net deferred tax assets based on historical, current and future (expected) operating results. A valuation allowance is recorded if management believes the Company's net deferred tax assets will not be realized. In addition, management monitors the realization of valuation allowances and may consider their release in the future based on any positive evidence that may become available. During Fiscal 2014, management developed a plan to restructure the Company's consolidated subsidiaries from corporations to single member limited liability companies. By implementing this plan (went into effect on June 4, 2014), management believes future taxable income will be generated in amounts sufficient to realize certain state deferred tax assets. As a result, valuation allowances that had been placed on certain deferred state income tax assets during previous fiscal years were released during Fiscal Year 2014, which resulted in an income tax benefit of $222.

During Fiscal Year 2014, management undertook a project to identify, quantify and document tax benefits associated with the Domestic Production Activities Deduction (DPAD) that are available under the Internal Revenue Code (IRC). Prior to undertaking this project, management had elected not to claim DPAD tax benefits on the original filings of the Company's federal income tax returns for Fiscal Years 2010 (filed February 2011), 2011 (filed February 2012), 2012 (filed February 2013) and 2013 (filed February 2014). In February 2014, the Company filed an amended federal tax return for Fiscal Year 2010 and the Company received a refund of $347 in April 2014. Amended federal income tax returns for Fiscal Years 2011, 2012 and 2013 were filed in the fourth quarter of Fiscal year 2014. Expected refunds aggregate $693. All told in Fiscal Year 2014, $1,040 was recorded as DPAD tax benefits resulting from amending tax returns for prior years. In addition, the expected DPAD tax benefit for domestic production activities that occurred during the course of Fiscal Year 2014 approximated $300.

An automatic Change in Accounting Method (Form 3115) was filed with the Internal Revenue Service (IRS) in Fiscal Year 2011, to allow for immediate deduction of certain repairs and maintenance costs, replacing the previous treatment that had capitalized such costs. Final Repair Regulations were issued by the IRS in September 2013 to replace temporary and proposed repair regulations that had been issued in December 2011. The temporary and proposed regulations had departed significantly from the earlier regulations on which the Company's Change in Accounting Method had been based. The Final Repair Regulations are less of a departure from the earlier regulations than were the temporary and proposed regulations that had been issued in December 2011. The Final Repair Regulations, which specify when costs incurred to acquire, produce or improve tangible property must be capitalized or may be deducted as incurred, must be applied to taxable years beginning on or after January 1, 2014 (the Company's Fiscal Year 2015). The effect of the of the Final Repair Regulations on the Company's Change in Accounting Method (filed in Fiscal Year 2011) is estimated to be an unfavorable, immaterial timing difference of under $50, which will be paid prospectively over a four year period. Once the exact amount is determined, the appropriate Forms 3115 will be filed with the IRS to conform the previous Change in Accounting Method to the Final Repair Regulations.
The Company believes it has no uncertain tax positions that have been filed or that are expected to be taken on a future tax return. The examination by the IRS of the Company’s federal tax return for Fiscal Year 2011, which was filed in February 2012, was concluded officially in November 2013. The examination resulted in no changes from the original tax return.

DISCONTINUED OPERATIONS
On May 16, 2012, the Company closed on the sale of its Golden Corral restaurant operations to Golden Corral Corporation, from which the Company had previously been granted licenses to operate the 29 restaurants that comprised the assets that were sold in the transaction. The Company recorded a pretax loss on the sale of $5,590 ($5,257 in the fourth quarter) during Fiscal Year 2012.
The Company had previously closed six under preforming Golden Corral restaurants in August 2011, which resulted in a non-cash pretax asset impairment charge of $4,000 that was recorded in the first quarter of Fiscal Year 2012. The impairment charge lowered the carrying values of the six restaurant properties to their estimated fair values. Additional non-cash pretax impairment charges of $388 were subsequently recorded during Fiscal Year 2012: $94 in the third quarter ended March 6, 2012 based on a contract that was accepted for less than the original estimate of fair value, and $294 in the fourth quarter to reflect revised opinions of value from real estate brokers.
Results of discontinued operations are shown in the following table:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
			(50 weeks)
	(in thousands)
Sales	$—	$—	$92,227

Food and paper	—	—	35,420
Payroll and related	—	—	26,605
Other operating costs	—	—	24,027
	—	—	86,052

Gross profit	—	—	6,175

Administrative and advertising	—	—	2,580
Gain on sale of assets	—	—	(22)
Loss on sale of Golden Corral	—	—	5,590
Impairment of long-lived assets	—	—	4,388

Loss from discontinued operations before income taxes	—	—	(6,361)

Income taxes	—	158	(2,708)

Loss from discontinued operations, net of tax	$—	$(158)	$(3,653)
The loss from discontinued operations reported in Fiscal Year 2013 represents certain adjustments to tax related balance sheet accounts associated with Golden Corral.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Funds
Food sales to restaurant customers provide the Company’s principal source of cash. The funds from sales are available immediately for the Company’s use, as substantially all sales to restaurant customers are received in currency or are settled by debit or credit cards. The primary source of cash provided by operating activities is net earnings plus depreciation and impairment of assets, if any. Other sources of cash may include borrowing against credit lines, proceeds received when stock options are exercised and occasional sales of real estate. In addition to servicing debt, these cash flows are utilized for discretionary objectives, including capital projects (restaurant expansion and remodeling costs), capital stock repurchases and dividends.

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

Aggregated Information about Contractual Obligations and Commercial Commitments as of June 3, 2014:

			Payments due by period (in thousands)
		Total	year 1	year 2	year 3	year 4	year 5	more than 5 years
	Long-Term Debt	$6,733	$1,996	$1,685	$1,616	$1,164	$272	$—
	Interest on Long-Term Debt (estimated)	470	212	143	83	29	3	—
	Rent due under Capital Lease Obligations	2,849	390	390	365	237	214	1,253
1	Rent due under Operating Leases	13,258	1,028	1,001	999	986	926	8,318
2	Purchase Obligations	28,863	11,179	4,460	4,267	2,477	2,505	3,975
3	Other Long-Term Obligations	564	256	101	103	104	—	—
	Total Contractual Cash Obligations	$52,737	$15,061	$7,780	$7,433	$4,997	$3,920	$13,546

1.	Operating leases may include option periods yet to be exercised, when exercise is determined to be reasonably assured.

2.
Consists primarily of commitments for certain food and beverage items, plus capital projects including commitments to purchase real property, if any. Includes a contract entered November 1, 2013 with Pepsico Sales, Inc. (Pepsi and Dole beverages replaced Coke and Minute Maid beverages), the term of which is specified by the longer of seven years or an agreed upon number of gallons. Does not include agreements that can be canceled without penalty.

3.	Deferred compensation liability (undiscounted) and certain community involvement commitments.

The Company's working capital deficit was $4,505 as of June 3, 2014. The Company's working capital deficit at May 28, 2013 was $4,840, which included $1,000 invested in commercial paper.
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

As of June 3, 2014, The Company was in full compliance with the covenants contained in the 2013 Loan Agreement.
Operating Activities
Net cash provided by continuing operations was $21,007 in Fiscal Year 2014, which compares with $19,933 in Fiscal Year 2013 and $14,257 Fiscal Year 2012. Management measures cash flows from continuing operations by simply adding back certain non-cash expenses to earnings from continuing operations, which has the effect of excluding normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from year to year. These non-cash expenses include items such as depreciation, gains and losses on dispositions of assets, charges for impairment of long-lived assets (if any), stock based compensation costs and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the Consolidated Statement of Cash Flows: $20,570 in Fiscal Year 2014, $19,301 in Fiscal Year 2013 and $18,288 in Fiscal Year 2012.
Net cash provided by discontinued operations in Fiscal Year 2012 was determined as follows: normal changes in assets and liabilities plus certain non-cash expenses, such as depreciation, the loss on the sale of 29 restaurants net of the gain on the sale of other properties, and charges for the impairment of long-lived assets, were added back to the loss from discontinued operations, net of tax.
Investing Activities
Capital spending is the principal component of the Company’s continuing investing activities. Capital spending was $13,160 during Fiscal Year 2014 up from $9,837 in Fiscal Year 2013, and $10,731 in Fiscal Year 2012 . These capital expenditures typically consist of site acquisitions for expansion, new restaurant construction (one, two and two new Frisch's Big Boy restaurants were opened respectively in Fiscal Years 2014, 2013 and 2012), plus ongoing reinvestments in existing restaurants including remodeling jobs, dining room expansions, routine equipment replacements and other maintenance capital outlays.
Proceeds from disposition of property amounted to $1,543 in Fiscal Year 2014 ($1,513 in real property and $30 in other operating assets), $2,680 in Fiscal Year 2013 ($2,636 in real property and $44 in other operating assets) and $461 in Fiscal Year 2012 ($393 in real property and $68 in other operating assets). The specifics of the real property sold in each of the last three fiscal years may be found in the earlier discussion on gains and losses under the caption "Operating Profit".
Proceeds of $1,963 were received in July 2014 (subsequent to the end of Fiscal Year 2014) from the sale of a Frisch's Big Boy restaurant that had closed permanently two days earlier. In addition, a contract was accepted in July 2014 to sell a parcel of land which has situated on it a former restaurant building that has been leased to a third party for more than 15 years. If the sale is successfully completed (the due diligence period extends into December 2014), the proceeds are expected to be in excess of $2,000. Two former Golden Corral restaurants (closed August 2011) and seven pieces of surplus property are currently held for sale at an aggregate asking price of approximately $4,900.
Net cash provided by discontinued investing activities amounted to $46,872 during Fiscal Year 2012, primarily from the sale proceeds of the 29 Golden Corral restaurants in May 2012, together with proceeds from the sale of two of the six Golden Corral restaurants (permanently closed August 2011) and net of all capital expenditures that occurred prior to the sale of the 29 restaurants and the six permanent closures.
Financing Activities
When the 2013 Loan Agreement was executed on October 31, 2013, $2,000 was simultaneously drawn under the Revolving Credit Facility (Revolver) to refinance certain high interest Construction Term Loans. As part of the refinancing, six outstanding Construction Term Loans were retired with a single payment of $3,835, which was sourced from $1,835 in cash on hand and $2,000 drawn on the Revolver. Additionally, $1,500 was borrowed on the Revolver in February 2014 to meet working capital needs during the winter. Scheduled and other payments of long-term debt and capital lease obligations amounted to $11,438 during Fiscal Year 2014, which included $3,500 to retire the amounts that had been borrowed on the Revolver.
Regular quarterly cash dividends to shareholders amounted to $3,560 in Fiscal Year 2014, or $0.70 per share. The dividend per share was $0.64 in Fiscal Year 2013. In addition, an $0.18 per share quarterly dividend was declared on June 12, 2014. Its payment on July 10, 2014 was the 214th consecutive quarterly dividend paid by the Company. The Company currently expects to continue its 54 year practice of paying regular quarterly cash dividends.
In addition to regular quarterly cash dividends, a special one-time cash dividend of $9.50 per share was paid in Fiscal Year 2013 (on September 14, 2012), which amounted to $47,963 (financed principally with the proceeds from the sale of 29 Golden Corral restaurants in May 2012).
During Fiscal Year 2014, 12,502 shares of the Company's common stock were re-issued from the Company's treasury pursuant to the exercise of "cashless" stock options. The aggregate strike price was $172, all of which was received by the Company in cash, as all of the transactions were settled through a stock broker. As of June 3, 2014, 56,501 shares granted under the Company's stock option plans remained outstanding, all of which were fully vested at a weighted average exercise price of $18.73 per share. The closing price of the Company's stock on June 3, 2014 was $23.55. The intrinsic value of 49,667 fully vested "in-the-money" options was $317, which, if exercised, would yield $852 in proceeds to the Company. Shortly after the end of the fiscal year (June 8, 2014), 6,834 of the fully vested option shares expired (none of which were "in-the-money" as the exercise price was $30.13 per share). And in July 2014, 6,000 fully vested "in-the-money" option shares were exercised, which yielded $108 in proceeds to the Company.
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
No stock options have been granted since June 2010. The run out of expense associated with the three year step vesting was completed in Fiscal Year 2013.
On October 2, 2013, 11,984 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 1,712 restricted shares was granted to the Chief Executive Officer (CEO) pursuant to the terms of his employment contract. The total fair value of the awards amounted to $320, which is being expensed ratably (which began in the second quarter of Fiscal Year 2014) over a one year vesting period ($197 in Fiscal Year 2014). On October 3, 2012 (Fiscal Year 2013), 14,245 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 2,035 restricted shares was granted to the CEO. The total fair value of the October 2012 transactions also amounted to $320, of which the run out of the final $123 was expensed in Fiscal Year 2014. Restricted shares granted in October 2011 (Fiscal Year 2012) also amounted to $320, which followed the same expense pattern.
All restricted shares vest in full on the first anniversary date of the award, unless accelerated by the Compensation Committee of the Board of Directors. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service or employment ends, except that enough shares may be sold to satisfy tax obligations attributable to the grants.
Under the CEO's three year Employment Agreement that was effective May 30, 2012 (the first day of Fiscal Year 2013), the Compensation Committee of the Board of Directors will consider the CEO for the grant of a Performance Award as permitted by the 2003 Stock Option and Incentive Plan (2003 Plan). The Committee granted a Performance Award (under the 2003 Plan) to the CEO on May 30, 2012 to govern the CEO's incentive compensation for Fiscal Year 2013. The CEO's Employment Agreement was amended in June 2013 to allow the Committee to grant Performance Awards to the CEO under the 2012 Stock Option and Incentive Plan (2012 Plan). The Committee granted a new two year Performance Award to the CEO effective May 29, 2013 to govern the CEO's incentive compensation for the last two years of the Employment Agreement (Fiscal Years 2014 and 2015).
In recognition of their performance during Fiscal Year 2014, a group of executive officers (excluding the CEO) and other key employees was granted an aggregate award of 9,685 shares of unrestricted stock (2012 Plan) in July 2014. The total value of the award amounted to $221, which was accrued in Fiscal Year 2014. An aggregate award of 13,450 shares of unrestricted stock (2012 Plan) was granted in June 2013 to the same group, the total value of which amounted to $244, which was accrued in Fiscal Year 2013.
In June 2012, the same group of executive officers (excluding the CEO) and other key employees was granted an aggregate award of 4,850 unrestricted shares (2003 Plan) of the Company's common stock, the total value of which amounted to $127 and which was expensed immediately (Fiscal Year 2013). In June 2011, the CEO was granted an unrestricted stock award of 17,364 shares (2003 Plan) and a group of executive officers and other key employees were granted an aggregate award of 7,141 restricted shares (2003 Plan) of common stock. The total value of the unrestricted award to the CEO amounted to $371, which was expensed immediately (Fiscal Year 2012). The total value of the restricted awards to the executive officers and other key employees amounted to $141, which was expensed ratably over the one year vesting period (all in Fiscal Year 2012).
The fair value of stock options granted and restricted stock issued is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. Although no stock options have been granted since June 2010, compensation cost continued from the run-out of the vesting period. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the Consolidated Statement of Earnings:

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
		(in thousands)
Stock options granted	$—	$54	$137
Restricted stock issued	320	320	430
Unrestricted stock issued	—	127	371
Unrestricted stock accrued	221	244	—
Share-based compensation cost, pretax	$541	$745	$938
On July 25, 2012, the Board of Directors authorized the purchase over a three year period, on the open market and in transactions negotiated privately, up to 450,000 shares of the Company's common stock. No shares were acquired under the program during the Fiscal Year 2014. During Fiscal Year 2013, the Company re-acquired 212,929 shares under the program at a cost of $6,708, which includes 32,000 shares that had been beneficially owned by the CEO and 180,929 shares that were re-acquired in connection with the exercise of "cashless" stock options that normally settle through a stock broker on the open market.
Separate from the repurchase program (to cover withholding tax obligations in connection with restricted and unrestricted stock awards), the Company's treasury acquired 5,381 shares of its common stock during Fiscal Year 2014 at a cost of $105 and 5,227 shares were acquired during Fiscal Year 2013 at a cost of $119.
Other Information
One new Frisch's Big Boy restaurant opened for business during Fiscal Year 2014, in Lexington, Kentucky, in early December 2013. No construction of any new Frisch's Big Boy restaurants was in progress as of June 3, 2014. Although there are no contracts currently pending to acquire or lease land on which to build, the Company owns five land tracts at various locations on Ohio, Kentucky and Indiana for which development has been deferred for the time being.

Including land and land improvements, the cost required to build and equip each new Frisch's Big Boy restaurant opened by the Company over the last three fiscal years has ranged from $2,250 to $3,825. The actual cost depends greatly on the price paid for the land and the cost of land improvements, both of which can vary widely from location to location, and whether the land is purchased or leased. Costs also depend on whether new restaurants are constructed using plans for the original 2001 building prototype (5,700 square feet with seating for 172 guests) or its smaller adaptation, the 2010 building prototype (5,000 square feet with seating for 148 guests), which is used in smaller trade areas. The larger 2001 building prototype was used to build the Frisch's Big Boy restaurant that opened in December 2013. Its total cost amounted to approximately $3,825, of which $1,100 was for the land.
Approximately one-fifth of the Frisch's Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with that of newly constructed restaurants. Depending on age and other factors, the current cost to renovate/update a Frisch's Big Boy restaurant approximates $100 to $110 for a minor remodeling and ranges from $150 to $230 for a major remodeling. During Fiscal Year 2014, approximately $3,000 was spent on 18 remodel jobs. The Fiscal Year 2015 remodeling plan calls for 22 restaurants to be remodeled at a budgeted cost of approximately $3,200.
Certain high-volume restaurants are regularly evaluated to determine whether their kitchens should be redesigned for increased efficiencies and whether an expansion of the dining room is warranted. A typical kitchen redesign costs approximately $150 and a dining room expansion can cost more than $800. One restaurant received a dining room expansion and a third cook line added to its kitchen during Fiscal Year 2014, at a total cost in excess of $900.
Part of the Company’s strategic plan entails owning the land on which it builds new restaurants. However, it is sometimes necessary to enter ground leases to obtain desirable land on which to build. As of June 3, 2014, 15 Frisch's Big Boy restaurants were in operation on non-owned premises - one capital lease and 14 operating leases. Two of the five new Frisch's Big Boy restaurants opened by the Company during the last three fiscal years were constructed on leased land (operating leases).
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the restaurants to GCC. The amount remaining under contingent lease obligations totaled $6,330 as of June 3, 2014, for which the aggregate average annual lease payments approximate $667 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates and assumptions to measure certain items that affect the amounts reported in the financial statements and accompanying footnotes. These judgments are based on knowledge and experience about past and current events, and assumptions about future events. Accounting estimates can and do change as new events occur and additional information becomes available. Actual results may differ markedly from management's current judgment.
Two factors are required for an accounting policy to be deemed critical. The policy must be significant to the fair presentation of a company’s financial condition and its results of operations, and the policy must require management’s most difficult, subjective or complex judgments. Management believes the following to be the Company’s critical accounting policies.
Self Insurance
Subject to a two year cycle, the Company self-insures a significant portion of expected losses from its workers’ compensation program in the state of Ohio. Insurance coverage is purchased from an insurance company for protection against individual claims that exceed $300. This self insured retention level was raised from $300 to $400 effective June 4, 2014.

An actuarial consulting firm provided an independent estimate of the Company's required unpaid loss and allocated loss adjustment expense for accidents occurring since the inception of the Company's self-insured program through each of the fiscal years ended May 28, 2013 (Fiscal Year 2013) and June 3, 2014 (Fiscal Year 2014). As the expected value estimates provided by the actuarial consulting firm are developed over the range of reasonably possible (as opposed to all conceivable) outcomes, unexpected case developments could result in actual costs differing materially from estimated values presently carried in the self-insurance reserves. Based on the consulting firm's independent estimates, management adjusts its self-insured reserves at the end of each fiscal year. Management monitors claim data as presented by its third party administrator (TPA) of the program and will only make interim period adjustments to the self-insured reserves if a catastrophic claim is incurred or if actual payments of claims differ significantly from the the expected payment patterns developed by the actuarial consulting firm.

The actuarial consulting firm also provided forward estimates (based on historical claims data) of the ultimate value of claims that will be incurred during ensuing fiscal years. Management used the actuarial consulting firm's forward estimates to build the claims reserve for Fiscal Year 2014 and is using the firm's forward estimate to build the claims reserve for Fiscal Year 2015.
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
To determine the long-term rate of return on plan assets, the committee considers a weighted average of the historical broad market return and the forward looking expected return. Returns are developed based on the plan's target asset allocation: 70 percent Domestic Equity, 25 percent Fixed Income and 5 percent Cash. The model to develop the historical broad market return assumes the widest period of historical data available for each asset class (as early as 1926 (in some cases) through 2013). Domestic equity securities are allocated equally between large cap and small cap funds, with fixed income securities allocated equally between long-term corporate/government bonds and intermediate-term government bonds. The model for the forward looking expected return uses a range of expected outcomes over a number of years based on the plan's asset allocation as noted above and assumptions about the return, variance, and co-variance for each asset class. The historical and forward looking returns are adjusted to reflect a 0.20 percent investment expense assumption representative of passive investments. The weighted average of the historical broad market return and the forward looking expected return is rounded to the level of the nearest 25 basis points to determine the overall expected rate of return on plan assets.
The discount rate is selected by matching the cash flows of the pension plan to that of a yield curve that provides the equivalent yields on zero-coupon bonds for each maturity. Benefit cash flows due in a particular year can be "settled" theoretically by "investing" them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the discount rate represents the equivalent single rate under a broad market AA yield curve. (The Above Mean Yield Curve developed by the Company's actuarial consulting firm has been used for this purpose since the May 28, 2013 measurement date.) The yield curve is used to set the discount rate assumption using cash flows on an aggregate basis, which is then rounded to the level of the nearest 10 basis points.
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

Income Taxes
The provision for income taxes is based on management's estimate of federal, state and local tax liabilities. These estimates include, but are not limited to, the application of statutory federal, state and local tax rates to estimated taxable income, and the effect of tax credits such as the federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit (WOTC). All tax returns are timely filed and are subject to audit by all levels of taxing authority. Audits can result in a different interpretation of tax laws from that of management.

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. Deferred tax accounting requires management to evaluate deferred tax assets, including net operating loss carry forwards. These evaluations entail complex projections that require considerable judgment and are ultimately subject to future changes in tax laws including changes in tax rates. Part of the evaluation requires management to assess whether deferred tax assets will more likely than not be realized on a future tax return. If management's evaluation determines that it is more likely that such deferred assets will not be realized, a valuation allowance will be recorded. The Company does not currently carry any valuation allowances against its deferred tax assets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Conditions in the financial and commodity markets are subject to change at any time.
Management believes the Company has no significant market risk exposure to interest rate changes. All of the Company's debt is financed with fixed interest rates, or will be converted to fixed rate term loans in the next six months. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. Any cash equivalents maintained by the Company have original maturities of 90 days or less. Cash may be in excess of FDIC limits. The Company does not use any foreign currency in its operations.
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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 3, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 3, 2014 based upon criteria in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 3, 2014 based on the criteria in the 1992 Internal Control - Integrated Framework issued by the COSO.
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
The Company’s internal control over financial reporting as of June 3, 2014 has been audited by Grant Thornton LLP, as is stated in their report that is presented in these financial statements which appears herein.

August 7, 2014
Date

/s/ Craig F. Maier
Craig F. Maier
President and Chief Executive Officer

/s/ Mark R. Lanning
Mark R. Lanning
Vice President-Finance, Chief Financial Officer,
Principal Financial Officer
and Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Frisch’s Restaurants, Inc.
We have audited the accompanying consolidated balance sheets of Frisch’s Restaurants, Inc. (an Ohio corporation) and Subsidiaries (the “Company”) as of June 3, 2014 and May 28, 2013, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 3, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frisch’s Restaurants, Inc. and Subsidiaries as of June 3, 2014 and May 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 3, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 3, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 7, 2014 expressed an unqualified opinion therein.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
August 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Frisch’s Restaurants, Inc.
We have audited the internal control over financial reporting of Frisch's Restaurants, Inc. (an Ohio Corporation) and Subsidiaries (the "Company") as of June 3, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 3, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 3, 2014, and our report dated August 7, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
August 7, 2014

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 3, 2014 and May 28, 2013
ASSETS

	2014	2013
	(in thousands)
Current Assets
Cash and equivalents	$2,038	$4,256
Trade and other receivables, net	1,900	1,297
Inventories	5,637	5,765
Prepaid expenses, sundry deposits and other	1,260	686
Deferred income taxes and other tax receivables	2,787	2,417
Total current assets	13,622	14,421

Property and equipment	231,931	222,095
Less accumulated depreciation and amortization	127,069	119,950
Net property and equipment	104,862	102,145

Other Assets
Goodwill and other intangible assets	773	775
Real property not used in operations	6,744	8,405
Other	3,261	2,966
Total other assets	10,778	12,146

Total assets	$129,262	$128,712
The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 3, 2014 and May 28, 2013
LIABILITIES AND SHAREHOLDERS’ EQUITY

	2014	2013
	(in thousands, except share data)
Liabilities and Shareholders' Equity
Current Liabilities
Long-term debt, current maturities	$1,996	$4,846
Accounts payable	6,812	5,879
Accrued and other expenses	9,319	8,535
Total current liabilities	18,127	19,260

Long-term debt, less current maturities	4,737	9,600
Deferred income taxes	2,340	254
Underfunded pension obligation	1,867	8,530
Deferred compensation	4,997	4,203
Other long-term obligations	2,851	3,210
Total long-term obligations	16,792	25,797

Shareholders’ Equity
Capital stock
Preferred stock - authorized, 3,000,000 shares without par value; none issued	—	—
Common stock - authorized, 12,000,000 shares without par value; issued 7,586,764 and 7,586,764 shares - stated value - $1.00	7,587	7,587
Additional contributed capital	69,513	69,408
	77,100	76,995

Accumulated other comprehensive loss	(174)	(4,324)
Retained earnings	56,798	50,925
	56,624	46,601

Common stock in treasury (2,487,752 and 2,524,309 shares)	(39,381)	(39,941)
Total shareholders’ equity	94,343	83,655

Total liabilities and shareholders’ equity	$129,262	$128,712
The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
Three years ended June 3, 2014

	2014	2013	2012
	(in thousands, except per share data)
Sales	$209,173	$203,712	$205,083
Cost of sales
Food and paper	70,088	68,268	69,042
Payroll and related	74,236	71,523	72,721
Other operating costs	42,973	41,368	41,805
Total cost of sales	187,297	181,159	183,568

Restaurant operating income	21,876	22,553	21,515

Administrative and advertising	12,599	13,074	13,379
Franchise fees and other revenue, net	(1,439)	(1,376)	(1,322)
Loss (gain) on sale of real property	(135)	14	(200)
Impairment of long lived assets	—	390	1,229

Operating income	10,851	10,451	8,429

Interest expense	586	964	1,414
Earnings from continuing operations before income taxes	10,265	9,487	7,015

Income taxes	832	2,513	1,214
Earnings from continuing operations	9,433	6,974	5,801

Loss from discontinued operations, net of tax	—	(158)	(3,653)

NET EARNINGS	$9,433	$6,816	$2,148

Basic net earnings per share:
Earnings from continuing operations	$1.85	$1.39	$1.18
Loss from discontinued operations	$—	$(0.03)	$(0.74)
Basic net earnings per share	$1.85	$1.36	$0.44

Diluted net earnings per share:
Earnings from continuing operations	$1.85	$1.38	$1.17
Loss from discontinued operations	$—	$(0.03)	$(0.74)
Diluted net earnings per share	$1.85	$1.35	$0.43
Fiscal year 2014 contained 53 weeks consisting of 371 days. Fiscal years 2013 and 2012 contained 52 weeks consisting of 364 days. The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Three years ended June 3, 2014

	2014	2013	2012
	(in thousands)
Net earnings	$9,433	$6,816	$2,148

Other comprehensive income
Amount recognized as a component of net periodic pension cost (1)	842	1,705	1,017
Current year actuarial gain (loss) on defined benefit pension plans	5,680	5,403	(6,244)
Change in defined benefit plans (pretax)	6,522	7,108	(5,227)
Tax effect	(2,371)	(2,426)	1,947
Change in defined benefit plans, net of tax	4,151	4,682	(3,280)

Comprehensive income (loss)	$13,584	$11,498	$(1,132)

(1) Approximately $156 of the amount recognized as a component of net periodic pension cost that was included in other comprehensive income was attributable to Golden Corral during Fiscal Year 2012.
The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Three years ended June 3, 2014

	2014	2013	2012
	(in thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$9,433	$6,816	$2,148
Less loss from discontinued operations	—	(158)	(3,653)
Earnings from continuing operations	9,433	6,974	5,801
Adjustments to reconcile net earnings from continuing operations to net cash from operating activities:
Depreciation and amortization	10,721	10,388	10,273
Loss (gain) on disposition of assets, including abandonment losses	(12)	195	(112)
Impairment of long lived assets	—	390	1,229
Stock-based compensation expense	564	501	939
Net periodic pension cost	1,864	3,247	2,259
Contributions to pension plans	(2,000)	(2,394)	(2,100)
	20,570	19,301	18,289
Changes in assets and liabilities:
Trade and other receivables, net	(603)	386	314
Inventories	128	(175)	(650)
Prepaid expenses, sundry deposits and other	(574)	22	612
Other assets	(80)	53	3
Deferred income taxes and other obligations	(620)	861	302
Excess tax benefit from stock-based compensation	(20)	(417)	(4)
Accounts payable	933	(414)	(3,742)
Accrued and other expenses, including long-term obligations	482	157	(1,167)
Deferred compensation	791	159	301
	437	632	(4,031)
Net cash provided by continuing operations	21,007	19,933	14,258
Net cash provided by (used in) discontinued operations	—	(651)	9,525
Net cash provided by operating activities	21,007	19,282	23,783

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(13,160)	(9,837)	(10,731)
Proceeds from disposition of property	1,543	2,680	461
Change in restricted cash	—	3,493	(3,493)
Change in other assets	(211)	(477)	(93)
Net cash (used in) continuing investing activities	(11,828)	(4,141)	(13,856)
Net cash provided by (used in) discontinued investing activities	—	—	46,872
Net cash provided by (used in) investing activities	(11,828)	(4,141)	33,016

Cash flows (used in) provided by financing activities:
Proceeds from borrowings	3,500	—	2,000
Payment of long-term debt and capital lease obligations	(11,438)	(6,776)	(11,542)
Cash dividends paid	(3,560)	(3,218)	(3,108)
Special cash dividend paid	—	(47,963)	—
Proceeds from stock options exercised	172	7,467	131
Other treasury shares re-issued	42	12	30
Treasury shares acquired	(105)	(6,827)	(643)
Excess tax benefit from stock options exercised	20	417	4
Employee stock purchase plan	(28)	41	(25)
Net cash (used in) financing activities	(11,397)	(56,847)	(13,153)

	2014	2013	2012
	(in thousands)
Net increase (decrease) in cash and equivalents	(2,218)	(41,706)	43,646
Cash and equivalents at beginning of year	4,256	45,962	2,316
Cash and equivalents at end of year	$2,038	$4,256	$45,962

Supplemental disclosures:
Interest paid	$661	$1,002	$1,482
Income taxes paid	$1,822	$1,523	$1,526
Income taxes refunded	$368	$1	$893
Lease transactions capitalized (non-cash)	$124	$781	$—
The accompanying notes are an integral part of the consolidated financial statements.

FRISCH’S RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three years ended June 3, 2014

	Common stock at $1.00 per share - Shares and amount	Additional contributed capital	Accumulated other comprehensive (loss)	Retained earnings	Treasury shares	Total
	(in thousands, except per share data)
Balance at May 31, 2011	$7,587	$65,535	$(5,727)	$96,250	$(38,117)	$125,528
Net earnings for the year	—	—	—	2,148	—	2,148
Other comprehensive loss, net of tax	—	—	(3,280)	—	—	(3,280)
Stock options exercised	—	31	—	—	100	131
Issuance of restricted stock	—	(335)	—	—	335	—
Excess tax benefit from stock options exercised	—	4	—	—	—	4
Stock based compensation cost	—	689	—	—	248	937
Other treasury shares re-issued	—	9	—	—	21	30
Treasury shares acquired	—	—	—	—	(643)	(643)
Employee stock purchase plan	—	(25)	—	—	—	(25)
Cash dividends paid - $0.63 per share	—	—	—	(3,108)	—	(3,108)
Balance at May 29, 2012	7,587	65,908	(9,007)	95,290	(38,056)	121,722
Net earnings for the year	—	—	—	6,816	—	6,816
Other comprehensive income, net of tax	—	—	4,683	—	—	4,683
Stock options exercised	—	2,860	—	—	4,608	7,468
Issuance of restricted stock	—	(258)	—	—	258	—
Excess tax benefit from stock options exercised	—	418	—	—	—	418
Stock based compensation cost	—	432	—	—	70	502
Other treasury shares re-issued	—	6	—	—	7	13
Treasury shares acquired	—	—	—	—	(6,827)	(6,827)
Employee stock purchase plan	—	41	—	—	—	41
Special cash dividend - $9.50 per share	—	—	—	(47,963)	—	(47,963)
Cash dividends paid - $0.64 per share	—	—	—	(3,218)	—	(3,218)
Balance at May 28, 2013	7,587	69,407	(4,324)	50,925	(39,940)	83,655
Net earnings for the year	—	—	—	9,433	—	9,433
Other comprehensive income, net of tax	—	—	4,150	—	—	4,150
Stock options exercised	—	(26)	—	—	198	172
Issuance of restricted stock	—	(217)	—	—	217	—
Excess tax benefit from stock options exercised	—	20	—	—	—	20
Stock based compensation cost	—	351	—	—	213	564
Other treasury shares re-issued	—	6	—	—	36	42
Treasury shares acquired	—	—	—	—	(105)	(105)
Employee stock purchase plan	—	(28)	—	—	—	(28)
Cash dividends paid - $0.70 per share	—	—	—	(3,560)	—	(3,560)
Balance at June 3, 2014	$7,587	$69,513	$(174)	$56,798	$(39,381)	$94,343

The accompanying notes are an integral part of the consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE A – ACCOUNTING POLICIES
A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying Consolidated Financial Statements follows:
Description of the Business
Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name “Frisch’s Big Boy.”All 96 Frisch's Big Boy restaurants operated by the Company as of June 3, 2014 are located in various regions of Ohio, Kentucky and Indiana. The Company owns the trademark “Frisch’s” and has exclusive, irrevocable ownership of the rights to the “Big Boy” trademark, trade name and service marks in the states of Kentucky and Indiana, and in most of Ohio and Tennessee. All of the Frisch’s Big Boy restaurants also offer “drive-thru” service. The Company also licenses 25 Frisch's Big Boy restaurants to other operators, which are located in certain parts of Ohio, Kentucky and Indiana. In addition, the Company operates a commissary and food manufacturing plant near its headquarters in Cincinnati, Ohio that services all Frisch's Big Boy restaurants operated by the Company, and is available to supply restaurants licensed to others.
Consolidation Practices
The accompanying Consolidated Financial Statements include the accounts of Frisch’s Restaurants, Inc. and all of its subsidiaries, prepared in conformity with generally accepted accounting principles in the United States of America (US GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Significant inter-company accounts and transactions have been eliminated in consolidation. All dollar amounts referenced in the text of these footnotes are reported in thousands.
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
Fiscal Year
The Company’s fiscal year is the 52 week (364 days) or 53 week (371 days) period ending on the Tuesday nearest to the last day of May. Fiscal Year 2014 ended June 3, 2014 and consisted of 53 weeks. The years that ended respectively on May 28, 2013 (Fiscal Year 2013) and May 29, 2012 (Fiscal Year 2012) both consisted of 52 weeks. The fiscal year that will end on Tuesday, June 2, 2015 (Fiscal Year 2015) will be a 52 week year.
The first quarter of each fiscal year presented herein contained 16 weeks, while the last three quarters each contained 12 weeks, with the exception of the fourth quarter of Fiscal Year 2014, which contained 13 weeks.
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
Three years ended June 3, 2014

NOTE A - ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
Funds in transit from credit card processors are classified as cash. Highly liquid investments with original maturities of 90 days or less are considered as cash equivalents. As of June 3, 2014, cash and cash equivalents consisted entirely of cash. Cash and cash equivalents as of May 28, 2013 consisted of $3,256 in cash and $1,000 in commercial paper.
Receivables
Trade and other accounts receivable are valued net of applicable reserves. The reserve balance was $31 as of June 3, 2014 and May 28, 2013. The reserve is monitored for adequacy based on historical collection patterns and write-offs, and current credit risks.
Inventories
Inventories, comprised principally of food items, are valued at the lower of cost, determined by the first-in, first-out method, or market.
Accounting for Rebates
Cash rebates received from vendors are recorded as a reduction of cost of sales in the periods in which they are earned. Cash received in advance of the period of recognition is recorded as a liability in the Consolidated Balance Sheet.
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
Property and Equipment
Property and equipment are stated at cost (see NOTE D - PROPERTY AND EQUIPMENT). Depreciation is provided principally on the straight-line method over the estimated service lives, which range from 10 to 25 years for new buildings or components thereof and five to 10 years for equipment. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term. Property betterments are capitalized while the cost of maintenance and repairs is expensed as incurred.
The cost of land not yet in service is included in “Construction in progress” if construction has begun or if construction is likely within the next 12 months. Construction in progress as of June 3, 2014 and May 28, 2013 is comprised principally of remodeling work that was at various stages of completion in existing restaurants.
Interest on borrowings is capitalized during active construction periods of new restaurants. Capitalized interest for Fiscal Years 2014, 2013 and 2012 was $26, $14 and $26, respectively.
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
Three years ended June 3, 2014

NOTE A - ACCOUNTING POLICIES (continued)

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
When decisions are made to permanently close under performing restaurants, the carrying values of closed restaurant properties that are owned in fee simple title are reclassified to "Property held for sale" (see Real Property Not Used in Operations elsewhere in NOTE A – ACCOUNTING POLICIES) and are subjected to the accounting policy for impairment of long-lived assets (see the above discussion). When leased restaurant properties are permanently closed before reaching the end of their lease term and there is no immediate assignment of the lease to a third party, an impairment provision is made equal to the present value of remaining non-cancelable lease payments after the closing date, net of estimated subtenant income. The carrying values of leasehold improvements are also reduced, if necessary, in accordance with the accounting policy for impairment of long-lived assets.
There were no non-cash pretax impairment of long-lived assets charges recorded during Fiscal Year 2014. Fair value measurements recorded under level 2 (observable inputs) of the fair value hierarchy are based on accepted sales contracts. Fair value measurements recorded under level 3 (significant unobservable inputs) are generally based on brokers' opinions of value and/or management's judgment:

	Fair Value Measurements Using
	(in thousands)
	Level 1	Level 2	Level 3	Gains (Losses)
Fiscal Year 2014
Former Frisch's Big Boy restaurants (0 units)	$—	$—	$—	$—
Former Golden Corral restaurants (closed August 2011) (2 units)	$—	$—	$1,950	$—

Fiscal Year 2013
Former Frisch's Big Boy restaurants (3 units)	$—	$1,795	$—	$(179)
Former Golden Corral restaurants (closed August 2011) (3 units)	$—	$—	$2,844	$(211)

Fiscal Year 2012
Former Big Boy restaurants (3 units)	$—	$—	$1,974	$(1,229)
Former Golden Corrals restaurants (closed August 2011) see table in NOTE B - DISCONTINUED OPERATIONS
Restaurant Closing Costs
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
Property Not Used in Operations
The cost of land on which construction is not likely within the next 12 months is classified as "Land - deferred development". Surplus property that is no longer needed by the Company and for which the Company is committed to a plan to sell the property is classified as "Property held for sale". Both classes of property are grouped together under the caption "Property not used in operations" in other long-term assets in the Consolidated Balance Sheet, as shown below:

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE A - ACCOUNTING POLICIES (continued)

	Fiscal Year
	2014	2013
	(in thousands)
Land - deferred development	$2,861	$3,169
Property held for sale	3,883	5,236
Total property not used in operations	$6,744	$8,405
As of June 3, 2014, "Land - deferred development" consisted of five tracts of land that are being held for potential future development (six tracts at May 28, 2013). As of June 3, 2014, "Property held for sale" consisted of two former Golden Corral restaurants ($1,950) and seven other surplus pieces of land ($1,933). Three of the properties that were included in "Property held for sale" as of May 28, 2013 were sold during Fiscal Year 2014.
All of the "Property held for sale" is stated at the lower of its cost or its fair value, less cost to sell, which is reviewed each quarter (see Impairment of Long-Lived Assets elsewhere in NOTE A – ACCOUNTING POLICIES). The stated value of any property for which a viable sales contract is pending at the balance sheet date is reclassified to current assets.
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
Goodwill and Other Intangible Assets
As of June 3, 2014 and May 28, 2013, the carrying amount of goodwill that was acquired in prior years amounted to $741. Acquired goodwill is tested for impairment in the fourth quarter of each fiscal year and whenever an impairment indicator arises. Impairment testing first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Fair value is not calculated unless the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount. Other intangible assets are also tested for impairment in the fourth quarter of each fiscal year and whenever an impairment indicator arises.

Goodwill and Other Intangible Assets consists of:

	Fiscal Year
	2014	2013
	(in thousands)
Goodwill	$741	$741
Other intangible assets not subject to amortization	22	22
Other intangible assets subject to amortization - net	10	12
Total goodwill and other intangible assets	$773	$775
Revenue Recognition
Revenue from restaurant operations is recognized upon the sale of products as they are sold to customers. All sales revenue is recorded on a net basis, which excludes sales tax collected from being reported as sales revenue and sales tax remitted from being reported as a cost. Revenue from the sale of commissary products to restaurants licensed to other operators is recognized upon delivery of product. Revenue from franchise fees, based on certain percentages of sales volumes generated in restaurants licensed to other operators, is recorded on the accrual method as earned. Initial franchise fees are recognized as revenue when the fees are deemed fully earned and non-refundable, which ordinarily occurs upon the execution of the license agreement, in consideration for the Company’s services to that time.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE A - ACCOUNTING POLICIES (continued)

Revenue from the sale of gift cards is deferred for recognition until the gift card is redeemed by the cardholder, or when the probability becomes remote that the cardholder will demand full performance by the Company and there is no legal obligation to remit the value of the unredeemed card under applicable state escheatment statutes.
Advertising
Advertising costs are charged to “Administrative and advertising” expense as incurred. Advertising expense for Fiscal Years 2014, 2013 and 2012 was $4,931, $4,855 and $4,911, respectively. Restaurants licensed to other operators are required to make contributions to the Company's general advertising fund. The advertising costs cited above have been offset by the contributions of licensees.
New Store Opening Costs
New store opening costs consist of new employee training costs, the cost of a team to coordinate the opening and the cost of certain replaceable items such as uniforms and china. New store opening costs are charged to “Other operating costs” as incurred. New store opening costs for fiscal years 2014, 2013 and 2012 were $307, $592 and $398.
Benefit Plans
The Company sponsors the Frisch's Restaurants, Inc. Pension Plan, a defined benefit pension plan that was created on May 29, 2012 when two previously sponsored plans were merged: the Pension Plan for Operating Unit Hourly Employees (the Hourly Pension Plan) and the Pension Plan for Managers, Office and Commissary Employees (the Salaried Pension Plan). (See NOTE I - PENSION PLANS .) The merger did not affect plan benefits, but lower administrative costs have been realized.
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
Hourly Restaurant Employees - Hourly restaurant employees hired after December 31, 1998 are ineligible for pension plan participation. Future accruals for credited service after August 31, 2009 have been frozen for hourly restaurant employees who were hired on or before December 31, 1998. Hourly restaurant employees hired January 1, 1999 or after have been eligible to participate in the Frisch’s Restaurants, Inc. Hourly Employees 401(k) Savings Plan (the Hourly Savings Plan), a defined contribution plan. In earlier years, the Hourly Savings Plan had provided a 40 percent match by the Company on the first 10 percent of earnings deferred by the participants and the Company’s match had vested on a scale based on length of service that reached 100 percent after four years of service. The Hourly Savings Plan was amended effective September 1, 2009 to provide for immediate vesting along with a 100 percent match from the Company on the first 3 percent of earnings deferred by participants. All hourly restaurant employees are now eligible to participate in the Hourly Savings Plan, regardless of when hired.
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
The executive officers of the Company and certain other “highly compensated employees” (HCEs) are disqualified from participation in the Salaried Savings Plan. A non-qualified savings plan - Frisch’s Executive Savings Plan (FESP) - provides a means by which the HCEs may continue to defer a portion of their compensation. FESP allows deferrals of up to 25 percent of a participant’s compensation into a choice of mutual funds or common stock of the Company. Matching contributions are added to the first 10 percent of salary deferred at a rate of 10 percent for deferrals into mutual funds, while a 15 percent match is added to deferrals into the Company’s common stock. HCEs hired after June 30, 2009 receive a 100 percent matching contribution from the Company on the first 3 percent of compensation deferred into either mutual funds or common stock. (See NOTE J - FRISCH'S EXECUTIVE SAVINGS PLAN.)

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE A - ACCOUNTING POLICIES (continued)

The Company also sponsors an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) that was originally intended to provide a supplemental retirement benefit to the HCEs whose benefits under the Salaried Pension Plan were reduced when their compensation exceeded Internal Revenue Code imposed limitations or when elective salary deferrals were made to FESP. Amendments to the SERP were made on January 1, 2000 to exclude any benefit accruals after December 31, 1999 (interest continues to accrue) and to close entry into the Plan by any HCE hired after December 31, 1999. (See NOTE I - PENSION PLANS .)
Effective January 1, 2000 a Non Deferred Cash Balance Plan was adopted to provide comparable retirement type benefits to the HCEs in lieu of future accruals under the qualified defined benefit plan and the SERP. The comparable benefit amount is determined each year and converted to a lump sum (reported as W-2 compensation) from which taxes are withheld and the net amount is deposited into the HCE’s individual trust account. In addition, accruals are made for additional required contributions that are due when the present value of lost benefits under the qualified defined benefit plan and the SERP exceeds the value of the assets in the HCE's trust account when a participating HCE retires or is otherwise separated from service with the Company. (See NOTE I - PENSION PLANS .)
Self Insurance
The Company self-insures its Ohio workers’ compensation claims (up to $300 per claim through June 3, 2014, which has been increased to $400 per claim beginning June 4, 2014 - the first day of Fiscal Year 2015). Based on prior claims history, initial self-insurance liabilities are accrued each fiscal year from forward estimates, which are provided by an actuarial consulting firm, of the ultimate value of claims to be incurred during that fiscal year. The same actuarial consulting firm also provides an independent estimate each year of the Company's required loss and allocated loss adjustment expense for any accidents since the inception of the program, which remain open on the date of the actuarial consulting firm's assessment. The self-insurance program is subject to a two year cycle. The program continues to benefit from active claims management and post accident drug testing.
Income Taxes
Income taxes are provided on all items included in the Consolidated Statement of Earnings regardless of when such items are reported for tax purposes, which gives rise to deferred income tax assets and liabilities. (See NOTE G – INCOME TAXES.)
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable and accounts receivable, investments and long-term debt. The carrying values of cash and cash equivalents together with accounts payable and accounts receivable approximate their fair value based on their short-term character. The fair value of investments held as part of FESP (see Benefit Plans elsewhere in NOTE A – ACCOUNTING POLICIES) is disclosed in NOTE J - FRISCH'S EXECUTIVE SAVINGS PLAN. The fair value of long-term debt is disclosed in NOTE C - LONG-TERM DEBT. Fair value measurements for non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. The Company does not use derivative financial instruments.
New Accounting Pronouncements
ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" was issued in February 2013 to amend Accounting Standards Codification Topic 220, "Comprehensive Income". The amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements, but requires disclosure about amounts reclassified out of accumulated other comprehensive income (AOCI), by component. The amendment requires disclosure of the effect of significant reclassifications out of AOCI on the respective line items in net income in which the item was reclassified if the amount being reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross reference to other required disclosures that provide additional details about those amounts.
ASU 2013-02 was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Management adopted the provisions of ASU 2013-02 on May 29, 2013 (the first day of Fiscal Year 2014). Other than requiring additional disclosures, the adoption of this new guidance did not have a significant impact on the Company's financial statements. The addition of NOTE K - OTHER COMPREHENSIVE INCOME is a result the adoption of ASU 2013-02.
ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" was issued in July 2013, and will be effective prospectively for fiscal years, and interim periods

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE A - ACCOUNTING POLICIES (continued)

within those periods, beginning after December 15, 2013, for public companies. The filing for the first quarter of Fiscal Year 2015 will be the initial filing for which this guidance will be in effect. However, at this time the Company does not anticipate any required disclosures.

ASU 2014-09 "Revenue from Contracts with Customers" was issued in May 2014. This guidance affects an entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The Company has minimal revenue that falls into this category and it will be monitored closely for appropriate revenue recognition in accordance with this guidance. The majority of the Company’s revenue is generated through restaurant sales, which is point of sales payment and recognition, and therefore no uncertainty surrounds the timing of revenue recognition. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein.
Management reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE B - DISCONTINUED OPERATIONS

On May 16, 2012, the Company closed on the sale of its Golden Corral restaurant operations to Golden Corral Corporation, from which the Company had previously been granted licenses to operate the 29 restaurants that comprised the assets that were sold in the transaction. The Company recorded a pretax loss on the sale of $5,590 during Fiscal Year 2012.

The Company had previously closed six under performing Golden Corral restaurants in August 2011. As a result, a non-cash pretax asset impairment charge (with related closing costs) of $4,000 was recorded during the first quarter of Fiscal Year 2012. The impairment charge lowered the carrying values of the six restaurant properties (all owned in fee simple title) to their estimated fair values, which in the aggregate amounted to approximately $6,909. Additional non-cash pretax impairment charges of $388 were recorded subsequently in Fiscal Year 2012.

The impairments of long-lived assets were recorded as a) observable inputs - level 2 under the fair value hierarchy - consisting of the two properties that were disposed of during Fiscal Year 2012 and one for which a contract was accepted during Fiscal Year 2012 (that was ultimately disposed of in Fiscal Year 2013, and b) significant unobservable inputs - level 3 under the fair value hierarchy - consisting of the three remaining properties (also see "Impairment of Long-Lived Assets" along with "Property Not Used in Operations" in NOTE A – ACCOUNTING POLICIES).

	Fair Value Measurements Using
Fiscal Year 2012	(in thousands)
	Level 1	Level 2	Level 3	Gains (Losses)
Six former Golden Corral restaurants (closed August 2011)	$—	$3,431	$3,055	$(4,388)

Two of the six Golden Corral restaurants that closed in August 2011 have yet to be sold. The aggregate fair value of the two restaurants ($1,950) is included as "Property held for sale" under the caption "Property not used in operations" in the Consolidated Balance Sheet as of June 3, 2014 (See "Property Not Used in Operations" in NOTE A – ACCOUNTING POLICIES.)

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE B - DISCONTINUED OPERATIONS (continued)

Results of discontinued operations are shown below.

	Fiscal Year
	(53 weeks)	(50 weeks)	(52 weeks)
	2014	2013	2012
	(in thousands)
Sales	$—	$—	$92,227

Food and paper	—	—	35,420
Payroll and related	—	—	26,605
Other operating costs	—	—	24,027
	—	—	86,052

Gross profit	—	—	6,175

Administrative and advertising	—	—	2,580
Gain on sale of assets	—	—	(22)
Loss on sale of Golden Corral	—	—	5,590
Impairment of long-lived assets	—	—	4,388

Loss from discontinued operations before income taxes	—	—	(6,361)

Income taxes	—	158	(2,708)

Loss from discontinued operations, net of tax	$—	$(158)	$(3,653)

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE C - LONG-TERM DEBT

	Fiscal Year		Fiscal Year
	2014		2013
	Payable Within One Year	Payable After One Year	Payable Within One Year	Payable After One Year
	(in thousands)
Construction Loan
Construction Phase	$—	$—	$—	$—
Term Loans	1,854	4,265	4,266	8,975

Revolving Loan	—	—	—	—

Stock Repurchase Loan	142	472	137	625

2009 Term Loan	—	—	443	—

	$1,996	$4,737	$4,846	$9,600
Long term debt consists of the following maturities as of June 3, 2014:

	Fiscal Year
	2014	2013
	(in thousands)
Current Maturities	$1,996	$4,846	Current Maturities

June 2016	1,685	3,652	June 2015
June 2017	1,616	2,721	June 2016
June 2018	1,164	1,654	June 2017
June 2019	272	1,235	June 2018
Subsequent to June 2019	—	338	Subsequent to June 2018
Long-term maturities	4,737	9,600	Long-term maturities

Total long-term debt	$6,733	$14,446	Total long-term debt
Loan Agreement
Borrowing authority under the Company's 2012 Loan Agreement expired on October 15, 2013. A new three year unsecured loan agreement was entered on October 31, 2013 (2013 Loan Agreement) with the same lender. The terms of the 2013 Loan Agreement are set forth below in the various components.
Construction Loan
The purpose of the Construction Loan is to finance the construction and opening and/or refurbishing of Frisch's Big Boy Restaurants. Consistent with the previous agreement, funds borrowed must be converted to a Term Loan within six months.
At the time the 2013 Loan Agreement was executed, the aggregate outstanding balance under the Construction Loan was $11,812, which consisted entirely of Term Loans. On October 31, 2013, the Company paid $3,835 to retire six of the Construction Term

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE C - LONG-TERM DEBT (continued)

Loans, incurring minimal prepayment penalties in the process. The payment was sourced from $1,835 in cash and $2,000 that was borrowed under the Revolving Loan (see below).
As of June 3, 2014, the Company had no borrowings in the Construction Phase, and the aggregate outstanding balance of Construction Term Loans totaled $6,119 ($1,854 is included in current maturities), which is included in the above table. The remaining term loans are governed by existing Term Loan promissory notes. The outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 3.79 percent. These Term Loans are being repaid in equal monthly installments of principal and interest aggregating $210, expiring at various dates ranging from November 2014 through February 2019.
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
Revolving Loan
The purpose of the Revolving Loan is to fund working capital needs and for other corporate needs. Under the 2013 Loan Agreement, the lender's commitment was increased from $5,000 to $11,000. Interest accrues on each advance at an annual rate equal to the LIBOR Rate Margin plus the one month LIBOR rate, currently 1.50 percent. The Company is required to pay the lender an unused credit fee equal to 0.25 percent per annum on the unused Revolving Loan amount. The amount outstanding under the Revolving Loan was reduced from $3,250 as of March 4, 2014 to zero at June 3, 2014.
Revolving loans are ordinarily classified as short term. However, unlike the 2012 Loan Agreement, the 2013 Loan Agreement does not require a consecutive day "out-of-debt" period during each fiscal year, and any outstanding balance will not be due and payable until October 31, 2016. Management has evaluated the terms of the 2013 Loan Agreement and determined that all criteria have been satisfied in order to classify any outstanding balance on the Revolving Loan as long-term debt until October 31, 2015.
Stock Repurchase Loan
The unsecured Stock Repurchase Loan originated in July 2011 when $1,000 that had been borrowed earlier (to finance repurchases of the Company's stock) was converted into a Term Loan. The Stock Repurchase Loan, the outstanding balance of which was $614 as of June 3, 2014, requires 84 equal monthly installments of $13,000 including principal and interest at a fixed 3.56 percent interest rate. The final payment on the loan is due July 1, 2018.
2009 Term Loan
The unsecured 2009 Term Loan originated in September 2009 when $4,000 was borrowed to fund the acquisition of five Frisch's Big Boy restaurants from the landlord of the facilities. The 2009 Term Loan, the outstanding balance of which was $443 as of beginning of Fiscal Year 2014, required 48 equal monthly installments of $89 including principal and interest at a fixed 3.47 percent rate. The final payment on the loan was made on October 21, 2013.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE C - LONG-TERM DEBT (continued)

Loan Covenants
The 2013 Loan Agreement contains covenants relating to the relationship of Senior Bank Debt and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and minimum required levels of EBITDA , lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of June 3, 2014. Compensating balances are not required under the terms of the 2013 Loan Agreement.
Fair Values
The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at June 3, 2014 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
	(in thousands)
Term Loans under the Construction Loan	$6,119	$6,229
Other
None of the Company’s real property is currently encumbered by mortgages.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Fiscal Year
	2014	2013
	(in thousands)
Land and improvements	$48,056	$45,868
Buildings	76,713	74,173
Equipment and fixtures	84,955	80,735
Leasehold improvements	19,318	18,299
Capitalized leases	2,727	2,603
	231,769	221,678
Less: Accumulated depreciation	127,069	119,950
	104,700	101,728
Construction in progress	162	417
Property and equipment, net	$104,862	$102,145

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

 NOTE E - LEASED PROPERTY
Although the Company’s policy is to own the property on which it operates restaurants, the Company occupies certain of its restaurant facilities pursuant to lease agreements. As of June 3, 2014, the Company operated 15 Frisch's Big Boy restaurants on non-owned premises, 14 of which were classified as operating leases and one was a capital lease. Most of the operating leases have multiple renewal options, five of which will expire at various times over the next five years. One of the five expiring leases has a purchase option and three (including the one with the purchase option) have renewal options available.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated (see Other Contingencies in NOTE M – COMMITMENTS AND CONTINGENCIES).
Office space is occupied under an operating lease that expires during fiscal year 2023, at which time a purchase option becomes available to acquire the office property in fee simple title.
Rent expense under operating leases:

	Fiscal Year
	2014	2013	2012
	(in thousands)
Minimum rentals (a)	$1,110	$1,095	$1,196
Contingent payments	3	—	—
	$1,113	$1,095	$1,196

(a)	Does not include amount for Golden Corral recorded in discontinued operations of $595 in Fiscal Year 2012.
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

	Asset Balances At
	Fiscal Year
	2014	2013
	(in thousands)
Restaurant property (land)	$825	$825
Delivery and other equipment leases	1,902	1,778
Less accumulated amortization	(657)	(397)
	$2,070	$2,206

Future minimum lease payments under capitalized leases and operating leases are summarized in the table below. The column for capitalized leases includes the requirement to acquire land (presently leased by the Company) in fee simple title as described above.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE E - LEASED PROPERTY (continued)

Fiscal year ending in:	Capitalized Leases	Operating Leases
	(in thousands)
2015	$390	$1,028
2016	390	1,001
2017	365	999
2018	237	986
2019	214	926
2020 - 2033	1,253	8,318
Total	2,849	$13,258
Amount representing interest	(664)
Present value of capital lease obligations	2,185
Portion due within one-year (included in accrued and other expenses in the consolidated balance sheet)	(266)
Long-term obligations (included in other long term obligations in the consolidated balance sheet)	$1,919

NOTE F - ACCOUNTS PAYABLE AND ACCRUED OTHER EXPENSES

Accounts payable in the Condensed Consolidated Balance Sheet consist of the following:

	Fiscal Year
	2014	2013
	(in thousands)
Trade and other accounts payable	$4,159	$3,574
Taxes - sales and use, payroll tax withheld from employees	882	581
Utilities	681	621
Gift cards and coupons	717	748
Miscellaneous employee withholding	373	355
Total accounts payable	$6,812	$5,879

Accrued other expenses in the Consolidated Balance Sheet consisted of the following:

	Fiscal Year
	2014	2013
	(in thousands)
Salaries, wages and related expenses	$4,580	$4,513
Accrued incentive compensation and other related expenses	1,748	1,216
Accrued property taxes	1,881	1,768
Other accrued expenses	1,110	1,038
Total accrued expenses	$9,319	$8,535

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE G – INCOME TAXES
The variations between the statutory federal rate and the effective rate for continuing operations are summarized as follows:

	Fiscal Year
	2014	2013	2012
	(percentage of pretax earnings)
Statutory U.S. Federal income tax	34.0	34.0	34.0
Tax credits	(11.6)	(13.2)	(15.2)
Domestic Production Activities Deduction (DPAD) refunds received or expected	(10.3)	—	—
State and municipal income taxes - current and deferred (net of federal tax benefit)	0.7	5.1	0.3
Release of valuation allowances of state deferred tax assets	(2.2)	—	—
Other	(2.5)	0.6	(1.8)
Effective rate	8.1	26.5	17.3
Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. The components of the deferred tax asset (liability) for continuing operations are shown in the table that follows:

	Fiscal Year
	2014	2013
	(in thousands)
Deferred compensation	$857	$771
Compensated absences	845	830
Stock-based compensation	123	155
Self insurance	384	460
Pension	728	2,978
Lease transactions	288	267
Impairment of long-lived assets	685	1,145
State income taxes	222	338
Net operating loss (NOL) carryforward - state	214	222
Other	628	393
	4,974	7,559
Less valuation allowance - state NOL	—	(222)
Total deferred income tax assets	4,974	7,337

Depreciation	(5,839)	(6,084)
Other	(309)	(309)
Total deferred income tax liabilities	(6,148)	(6,393)

Net deferred income tax (liabilities) assets	$(1,174)	$944

Net current deferred income tax assets	$1,165	$1,198
Net long term deferred income tax liabilities	(2,339)	(254)
	$(1,174)	$944

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE G - INCOME TAXES (continued)

Deferred income taxes and other tax receivables reported as current assets in the consolidated balance sheet include prepaid income taxes of $908 and $1,219 respectively as of June 3, 2014 and May 28, 2013. In addition, expected refunds associated with Domestic Production Activities Deductions (DPAD - see further discussion below) totaling $714 are included in current "Deferred income taxes and other tax receivables" as of June 3, 2014.
Provision for Income Taxes
The provision for income taxes for continuing operations in all periods presented is summarized in the table below:

	Fiscal Year
Income Tax Expense (Benefit)	2014	2013	2012
	(in thousands)
Current
Federal	$2,717	$3,384	$1,580
Less tax credits	(1,802)	(1,895)	(1,065)
State and local	143	217	567
Deferred	(226)	807	132
Total income taxes	$832	$2,513	$1,214
Income tax returns are filed in the U.S. federal jurisdiction and in various state and local jurisdictions. Tax returns that the Company files in Indiana and Kentucky have net operating losses (NOL's) from prior periods that total approximately $4,979 ($1,663 in Indiana and $3,316 in Kentucky) as of June 3, 2014. These NOL's are set to expire in periods ranging from 2021 through 2033. The statutory tax rate has been applied to these NOL's resulting in a total tax benefit of approximately $214 ($83 in Indiana and $131 in Kentucky), which are included in deferred income tax assets in the Consolidated Balance Sheet (see discussion about valuation allowances below).
Valuation Allowances
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
During Fiscal Year 2014, management developed a plan to restructure the Company's consolidated subsidiaries from corporations to single member limited liability companies. By implementing this plan, management believes future taxable income will be generated in amounts sufficient to realize certain state deferred tax assets, including certain Net Operating Loss (NOL) carryforwards (see the above discussion). As a result, the valuation allowances that had been previously placed on these deferred tax assets were released during Fiscal Year 2014, the effect of which was to record an income tax benefit of $222 . The release of $222 includes $135 and $87 respectively, that had been placed on certain deferred state income tax assets and included in the tax provisions for Fiscal Years 2013 and 2012.

Domestic Production Activities Deductions (DPAD)

During Fiscal Year 2014, management undertook a project to identify, quantify and document tax benefits associated with the Domestic Production Activities Deduction (DPAD) that are available under the Internal Revenue Code (IRC). Prior to this project, management had not elected to claim DPAD benefits. In February 2014, the Company filed an amended federal income tax return for its 2010 fiscal year to take advantage of DPAD. A refund totaling $347 is included as an income tax benefit during Fiscal Year 2014. Amended federal income tax returns for Fiscal Years 2011, 2012 and 2013 were filed in April 2014, which resulted in the recording of additional tax benefits for DPAD in Fiscal Year 2014 that totaled $693.
DPAD tax benefits associated with domestic production activities that actually occurred in Fiscal Year 2014 have been incorporated as part of the normal tax provision for the year.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE G - INCOME TAXES (continued)

Repair Regulations
An automatic Change in Accounting Method (Form 3115) was filed with the Internal Revenue Service (IRS) in Fiscal Year 2011, to allow for immediate deduction of certain repairs and maintenance costs, replacing the previous treatment that had capitalized these costs. Final Repair Regulations were issued by the IRS in September 2013 to replace temporary and proposed repair regulations that had been issued in December 2011. The temporary and proposed repair regulations had departed in some ways from the earlier regulations on which the Company's Change in Accounting Method had been based. The Final Repair Regulations are less of a departure from the earlier regulations than were the temporary and proposed regulations that had been issued in December 2011. The Final Repair Regulations, which specify when costs incurred to acquire, produce or improve tangible property must be capitalized or may be deducted as incurred, must be applied to taxable years beginning on or after January 1, 2014 (the Company's fiscal year 2015). The effect of the Final Repair Regulations on the Company's Change in Accounting Method (filed in Fiscal Year 2011) is estimated to be an unfavorable, immaterial timing difference of under $50, which will be paid prospectively over a four year period. Once the exact amount is determined, the appropriate Forms 3115 will be filed with the IRS to conform the previous Change in Accounting Method to the Final Repair Regulations.

Other Information

Including income tax expense applied to results of discontinued operations (see NOTE B - DISCONTINUED OPERATIONS), the Company's total income tax expense amounted to $2,671 in Fiscal Year 2013. Income tax expense was a net tax benefit of $1,494 in Fiscal Year 2012, which was the result of applying available tax credits (principally federal credits allowed for Employer Social Security and Medicare Taxes Paid on Certain Employee Tips and the Work Opportunity Tax Credit that were realized on the tax return for Fiscal Year 2012) against a very low level of pretax earnings for the year.
Including taxes paid on results of discontinued operations (see NOTE B - DISCONTINUED OPERATIONS), the Company's total income taxes paid (net of refunds) during Fiscal Years 2014, 2013 and 2012 were $1,454, $1,521 and $632, respectively.
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
An examination by the IRS of the Company’s tax return for the year ended May 31, 2011 (Fiscal Year 2011) was completed in November 2013. The examination resulted in no changes.
NOTE H - SHAREHOLDERS' EQUITY / CAPITAL STOCK
During the year that ended June 3, 2014, the Company had three equity compensation plans, which were adopted respectively in 1993, 2003 and 2012.
2003 and 2012 Stock Option and Incentive Plans
Shareholders approved the 2012 Stock Option and Incentive Plan (2012 Plan) in October 2012. The 2012 Plan has material, substantive differences from the 2003 Stock Option and Incentive Plan (as amended) (2003 Plan).
Under the 2003 Plan (approved by shareholders in October 2003), up to 800,000 shares were originally authorized for awards. Shareholder approval of the 2012 Plan canceled 483,410 shares that had remained available to be awarded under the 2003 Plan. The authorization under the 2012 Plan has been set at 500,000 shares that may be awarded (subject to proportionate and equitable adjustments determined by the Compensation Committee of the Board of Directors (Committee) as deemed necessary following the event of any equity restructuring). The 2003 Plan had limited the number of shares to 80,000 that could be awarded to an individual during a single fiscal year. The 2012 Plan reduced the annual limit to 50,000 shares, but retained the maximum annual dollar limit of $1,000 (one million dollars) for awards denominated in dollars that may be granted to any individual during any fiscal year if the award is intended to qualify as performance based compensation. No awards were permitted to be granted under the 2003 Plan after the 10th anniversary (October 6, 2013) of its inception. The 2012 Plan will remain in effect until all shares subject to the Plan have been awarded or issued according to the Plan's provisions, unless terminated sooner by the Board of Directors.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE H - SHAREHOLDERS' EQUITY/CAPITAL STOCK (continued)

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

2012 Plan - Restricted Stock Awards

On October 2, 2013 (Fiscal Year 2014) and October 3, 2012 (Fiscal Year 2013), each non-employee member of the Board of Directors was granted a restricted stock award under the 2012 Plan that was equivalent to $40 (forty thousand dollars) in shares of the Company's common stock. The aggregate awards amounted to 11,984 (Fiscal Year 2014) and 14,245 (Fiscal Year 2013)shares granted, which resulted in 1,712 (Fiscal Year 2014) and 2,035 (Fiscal Year 2013) shares being issued to each non-employee director, based on the market value of the Company's stock on the dates of the awards. Pursuant to the terms of his employment agreement, the Chief Executive Officer (CEO) was granted a restricted stock award in the same amount (1,712 shares in Fiscal Year 2014 and 2,035 shares in Fiscal Year 2013) and subject to the same conditions as the restricted stock that was granted to the non-employee directors on that same day. The total value of all awards granted on October 3, 2013 and October 3, 2012, amounted to $320 (three hundred twenty thousand dollars) in each of the two fiscal years.

The restricted stock awards were re-issued from the Company's treasury and will vest in full on the first anniversary of the grant dates. Full voting and dividend rights are provided prior to vesting. Vested shares must be held until board service ends, except that enough shares may be sold to satisfy tax obligations attributable to the grant.
2012 Plan - Unrestricted Stock Awards
In recognition of their performance during Fiscal Years 2014 and 2013, a group of executive officers (excluding the CEO) and other key employees was granted an aggregate award of 9,685 and 13,450 shares, respectively, of unrestricted stock, which were re-issued from the Company's treasury on June 18, 2014 and June 12, 2013, respectively. The total value of the awards amounted $221 (two hundred twenty one thousand, which was accrued in Fiscal Year 2014 ) and $244 (two hundred forty four thousand, which was accrued in Fiscal Year 2013). In connection with the awards, 2,736 (on June 18, 2014 for Fiscal Year 2014) and 3,895 (on June 12, 2013 for Fiscal Year 2013) shares were immediately surrendered to the Company's treasury to cover the withholding tax obligations on the compensation.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE H - SHAREHOLDERS' EQUITY/CAPITAL STOCK (continued)

2012 Plan - Performance Award
The CEO's employment agreement was amended on June 12, 2013 to allow the Committee to grant Performance Awards to the CEO under the 2012 Plan. On June 12, 2013 the Committee granted a two-year Performance Award to the CEO that was effective May 29, 2013 to govern the CEO's incentive compensation for the last two years of the employment agreement (Fiscal Years 2014 and 2015). The CEO's incentive compensation under the award amounted to$426 (four hundred twenty six thousand dollars) for Fiscal Year 2014. The award consisted of $139 (one hundred thirty nine thousand dollars) for the nondeferred cash balance plan award ( see Other Post Retirement Plans in NOTE I - PENSION PLANS ) and $287 (two hundred eighty seven thousand dollars), of which 90 percent is paid in cash and 10 percent is paid in common shares of the Company's stock ( 1,309 shares were re-issued from the Company's treasury on August 5, 2014).
2012 Plan - Other Awards
No other awards - stock options, stock appreciation rights, other stock awards or other performance awards - have been granted under the 2012 Plan.
2003 Plan - Unrestricted Stock Awards
On June 13, 2012 the Committee granted unrestricted stock awards to the executive officers (excluding the CEO) and other key employees. Pursuant to the awards, 4,850 shares of the Company's common stock were re-issued from the Company's treasury. The total value of the awards amounted to $127 (one hundred twenty seven thousand dollars). In connection with the awards, 1,349 shares were immediately surrendered to the Company's treasury to cover the withholding tax obligations on the compensation.
On June 15, 2011, the Committee granted an unrestricted stock award to the CEO. Pursuant to the award, 17,364 shares of the Company's common stock were re-issued to the CEO from the Company's treasury. The total value of the award amounted to $371 (three hundred seventy one thousand dollars). In connection with the award, the CEO immediately surrendered 7,998 shares to the Company's treasury to cover the withholding tax obligation on the compensation. Also on June 15, 2011, an option to purchase 40,000 shares of the Company's stock that had belonged to the CEO was terminated. The option was originally granted to the CEO on July 11, 2001 at a strike price of $13.70 per share under the 1993 Stock Option Plan.
2003 Plan - Restricted Stock Awards
Each non-employee member of the Board of Directors was granted a restricted stock award on October 5, 2011 equivalent to $40 (forty thousand dollars) in shares of the Company’s common stock. The aggregate award amounted to 14,560 shares granted, which resulted in 2,080 shares being issued to each non-employee director, based upon the October 5, 2011 market value of the Company's common stock. Pursuant to the terms of his employment contract, the CEO was granted a restricted stock award on October 5, 2011 in the same amount (2,080 shares) and subject to the same conditions as the restricted stock granted to non-employee directors that day. The total value of the awards granted on October 5, 2011 amounted to $320 (three hundred twenty thousand dollars). In connection with these awards, certain members of the Board of Directors surrendered a total of 1,456 shares to the Company's treasury on the October 5, 2012 vesting date to satisfy their tax obligations.
On October 6, 2010, each non-employee director was granted a restricted stock award equivalent to $40 (forty thousand dollars) in shares of the Company's common stock. Based upon the October 6, 2010 market value of the Company's common stock, the total award amounted to 12,036 shares, or 2,006 shares to each non-employee director. The total value of the awards granted on October 6, 2010 amounted to $240. In connection with these awards, certain members of the Board of Directors surrendered a total of 2,703 shares to the Company's treasury on the October 6, 2011 vesting date to satisfy their tax obligations.
On June 15, 2011, the Committee granted restricted stock awards to the executive officers (excluding the CEO) and other key employees. The aggregate award amounted to 7,141 shares valued at $141 (one hundred forty one thousand dollars), based on the June 15, 2011 market value of the Company's stock. In connection with these awards, a total of 1,342 shares were surrendered to the Company's treasury on the June 15, 2012 vesting date to cover withholding tax obligations.
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

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE H - SHAREHOLDERS' EQUITY/CAPITAL STOCK (continued)

2003 Plan - Performance Award
Pursuant to the terms of the CEO's employment agreement that was effective May 30, 2012 (the first day of Fiscal Year 2013), the Committee granted a one-year Performance Award to the CEO on May 30, 2012 as permitted under 2003 Plan. The Performance Award governed the CEO's incentive compensation for Fiscal Year 2013, which amounted to $409 (four hundred nine thousand dollars), and which consisted of $137 (one hundred thirty seven thousand dollars) for the nondeferred cash balance plan and $272 (two hundred seventy two thousand dollars) that was paid 90 percent in cash and 10 percent in common shares of the Company's stock (1,103 shares were re-issued from the Company's treasury in July 2013).
2003 Plan - Stock Option Awards
Stock options were last granted under the 2003 Plan in June 2010. There were 49,667 options outstanding as of June 3, 2014, the last of which reached fully vested status in June 2013.

1993 Stock Option Plan
The 1993 Stock Option Plan (1993 Plan) (approved by shareholders in October 1993) authorized the grant of stock options for up to 562,432 shares (as adjusted for subsequent changes in capitalization from the original authorization of 500,000 shares) of the common stock of the Company for a 10 year period beginning in May 1994.
As of June 3, 2014, 6,834 shares granted under the 1993 Plan remained outstanding, all of which expired on June 8, 2014, which effectively terminated the 1993 Plan.
Outstanding and Exercisable Options
The changes in outstanding and exercisable options involving both the 1993 Plan and the 2003 Plan are shown below as of June 3, 2014:

	No. Of shares	Weighted Average Price Per Share	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at beginning of year	72,503	$18.07
Granted	—	—
Exercised	(12,502)	$13.84
Forfeited or expired	(3,500)	$22.56
Outstanding at end of year	56,501	$18.73	3.04 years	$317

Exercisable at end of year	56,501	$18.73	3.04 years	$317
The intrinsic value of stock options exercised during Fiscal Years 2014, 2013 and 2012 was $127 (one hundred twenty seven thousand dollars), $2,771 (two million seven hundred seventy one thousand dollars) and $19 (nineteen thousand dollars), respectively. Options exercised during Fiscal Year 2013 included 136,000 by the CEO, the intrinsic value of which amounted to $1,278 (one million two hundred seventy eight thousand dollars). Excess tax benefits of $417 (four hundred seventeen thousand dollars) were recorded in additional paid in capital from the exercise of stock options during Fiscal Year 2013. All shares exercised during Fiscal Years 2014 and 2013 were re-issued from the Company's treasury.

Stock Options outstanding and exercisable as of June 3, 2014 for the 1993 Plan and the 2003 Plan are shown below (of which none belongs to the CEO):

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE H - SHAREHOLDERS' EQUITY/CAPITAL STOCK (continued)

Range Of Exercise Prices Per Share	No. of shares	Weighted Average Price Per Share	Weighted Average Remaining Life In Years
Outstanding and Exercisable:
$10.05 to $15.90 (2003 Plan)	17,167	$13.73	2.50 years
$15.91 to $24.20 (2003 Plan)	32,500	$18.97	3.95 years
$24.21 to $30.13 (1993 Plan)	6,834	$30.13	0.01 years
$10.05 to $30.13	56,501	$18.73	3.04 years
As a result of a change in the capitalization of the Company resulting from a special $9.50 per share dividend (see Dividends described elsewhere in NOTE H - SHAREHOLDERS' EQUITY / CAPITAL STOCK), the Compensation Committee of the Board of Directors took action on August 22, 2012 to adjust downward the strike prices for outstanding options granted under the 2003 Plan (as provided for in the 2003 Plan) by $9.50 for each option, effective September 17, 2012. Outstanding options granted under the 1993 Plan were not affected by this action, as the 1993 Plan does not require or provide for such an action. No additional compensation cost was required to be recognized as a result of the modification.
Restricted Stock Awards
The changes in restricted stock issued under the 2012 Plan are shown below as of June 3, 2014:

	No. of shares	Weighted Average Price Per Share
Non-vested at beginning of year	16,280	$19.65
Granted	13,696	$23.36
Vested	(16,280)	$19.65
Forfeited	—	$—
Non-vested at end of year	13,696	$23.36
Employee Stock Purchase Plan
Shareholders approved the Employee Stock Option Plan (elsewhere referred to as Employee Stock Purchase Plan) in October 1998. The Plan provides employees who have completed 90 days of continuous service with an opportunity to purchase shares of the Company’s common stock through payroll deduction. Immediately following the end of each semi-annual offering period, participant account balances are used to purchase shares of stock measured at 85 percent of the fair market value of shares at the beginning of the offering period or at the end of the offering period, whichever is lower. The Plan authorizes a maximum of 1,000,000 shares that may be purchased on the open market or from the Company’s treasury. As of April 30, 2014 (latest available data), 205,160 shares had been cumulatively purchased through the Plan. Shares purchased through the Plan are held by the Plan’s custodian until withdrawn or distributed. As of April 30, 2014, the custodian held 48,628 shares on behalf of employees.

Frisch’s Executive Savings Plan
Common shares totaling 58,492 (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) were reserved for issuance under the non-qualified Frisch’s Executive Savings Plan (FESP) (see Benefit Plans in NOTE J - FRISCH'S EXECUTIVE SAVINGS PLAN) when it was established in 1993. As of June 3, 2014, 28,072 shares remained in the FESP reserve, including 12,078 shares allocated but not issued to participants.
Other Outstanding Options, Warrants or Rights
There are no other outstanding options, warrants or rights.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE H - SHAREHOLDERS' EQUITY/CAPITAL STOCK (continued)

Treasury Stock
As of June 3, 2014, the Company’s treasury held 2,487,752 shares of the Company’s common stock. Most of the shares were acquired through a modified “Dutch Auction” self-tender offer in 1997, and in a series of intermittent open market repurchase programs that began in 1998.
On July 25, 2012, the Board of Directors authorized the Company to purchase over a three year period, on the open market and in transactions negotiated privately, up to 450,000 shares of its common stock. No shares were acquired under the program during Fiscal Year 2014. During Fiscal Year 2013, the Company acquired 212,929 shares under the program at a cost of $6,708 (six million seven hundred eight thousand dollars), which includes 32,000 shares that were beneficially owned by the CEO (see NOTE L - RELATED PARTY TRANSACTIONS) and 180,929 shares that were re-acquired in connection with the exercise of "cashless" stock options that normally settle through a broker on the open market.
Separate from the repurchase program, the Company's treasury acquired 5,381 shares of its common stock during Fiscal Year 2014 at a cost of $105 (one hundred five thousand dollars) to cover withholding tax obligations in connection with stock awards. In Fiscal Year 2013, 5,227 shares of common stock were acquired by the treasury for the same purpose at a cost of $119 (one hundred nineteen thousand dollars).
Dividends
Regular quarterly cash dividends paid to shareholders during Fiscal Year 2014 amounted to $3,560 (three million five hundred sixty thousand dollars) or $0.70 per share. In addition, an $0.18 per share dividend was declared on June 12, 2014. Its payment of $919 (nine hundred nineteen thousand dollars) on July 10, 2014 (not included in accounts payable at June 3, 2014) was the 214th consecutive quarterly cash dividend (a period of nearly 54 years) paid by the Company.
On July 25, 2012 (Fiscal Year 2013), the Board of Directors declared a special one-time cash dividend of $9.50 per share. The total for the special dividend that was paid on September 14, 2012 amounted to $47,963 (forty seven million nine hundred sixty three thousand dollars), which was based on 5,048,711 shares outstanding on August 31, 2012.
Earnings Per Share
Basic earnings per share (EPS) calculations are based on the weighted average number of outstanding common shares during the period presented. Diluted EPS calculations include the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

		Used To Calculate Basic EPS		Used To Calculate Diluted EPS
		Weighted Average Shares Outstanding	Stock Equivalents	Weighted Average Shares Outstanding

Fiscal Year	2014	5,087,317	13,820	5,101,137
Fiscal Year	2013	5,030,964	13,926	5,044,890
Fiscal Year	2012	4,933,982	17,702	4,951,684
Stock options to purchase 7,000, 20,000 and 243,000 shares were respectively excluded from the calculation of diluted EPS in Fiscal Years 2014, 2013 and 2012 because the effect was anti-dilutive.
Share-Based Payment (Compensation Cost)
The fair value of restricted stock issued (one year vesting) and stock options granted (three year vesting) is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. The fair value of unrestricted stock awarded under the 2003 Plan was recognized entirely during the period granted. Unrestricted stock awarded under the 2012 Plan on June 18, 2014 and June 12, 2013 was accrued in in Fiscal Years 2014 and 2013, respectively. Compensation costs arising from all

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE H - SHAREHOLDERS' EQUITY/CAPITAL STOCK (continued)

share-based payments are charged to the line item for administrative and advertising expense in the Consolidated Statement of Earnings.

	Fiscal Year
	2014	2013	2012
	(in thousands, except per share data)
Stock options granted	$—	$54	$137
Restricted stock issued October 2013 ($320) - Board (7) & CEO	197	—	—
Restricted stock issued October 2012 ($320) - Board (7) & CEO	123	197	—
Restricted stock issued October 2011 ($320) - Board (7) & CEO	—	123	197
Restricted stock issued October 2010 ($240) - Board (6) only	—	—	92
Restricted stock awarded June 2011 - Executive Officers, excl. CEO	—	—	141
Unrestricted stock issued June 2012 - Executive Officers, excl. CEO	—	127	—
Unrestricted stock issued June 2011 - CEO	—	—	371
Unrestricted stock accrued	221	244	—
Share-based compensation cost, pretax	541	745	938

Tax benefit	(184)	(254)	(319)

Total share-based compensation cost, net of tax	$357	$491	$619

Effect on basic earnings per share	$0.07	$0.10	$0.13
Effect on diluted earnings per share	$0.07	$0.10	$0.13

There was no unrecognized pretax compensation cost related to non-vested stock options as of June 3, 2014. Unrecognized pretax compensation cost related to restricted stock awards amounted to $123 (one hundred twenty three thousand dollars) as of June 3, 2014, which is expected to be recognized over a weighted average period of 0.38 years.
No stock options have been awarded since June 2010.
Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan (see Employee Stock Purchase Plan described elsewhere in NOTE H - SHAREHOLDERS' EQUITY / CAPITAL STOCK). Compensation costs related to the Employee Stock Purchase Plan, determined at the end of each semi-annual offering period - October 31 and April 30 - amounted to $40 (forty thousand dollars), $147 (one hundred forty seven thousand dollars) and $42 (forty two thousand dollars) respectively, during Fiscal Years 2014, 2013 and 2012.

NOTE I - PENSION PLANS
As described more fully under Benefit Plans in NOTE A – ACCOUNTING POLICIES, the Company sponsors the Frisch's Restaurants, Inc. Pension Plan, a defined benefit pension plan (DB plan) that was created on May 29, 2012 when two previously sponsored DB plans were merged. The Company also sponsors an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCEs). The accounting for the merged DB plan and the SERP is summarized in the tables that follow.
Recognition of the overfunded or underfunded status of the DB plan is recorded as an asset or liability in the Consolidated Balance Sheet. Funded status is measured as the difference between plan assets at fair value and projected benefit obligations, which includes projections for future salary increases. Actuarial gains and losses, prior service costs or credits and transition obligations, if any, which have not yet been recognized, are recorded in equity as Accumulated Other Comprehensive Income or Loss (AOCI). Such items are amortized on a straight-line basis over the projected average remaining employment service period of active participants expected to benefit under the plan.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE I - PENSION PLANS (continued)

The measurement dates in the following tables are May 31, 2014 and May 31, 2013.

	Fiscal Year
	2014	2013
Change In Benefit Obligation	(in thousands)
Projected benefit obligation at beginning of year	$41,906	$41,470
Service cost	1,622	1,803
Interest cost	1,815	1,734
Benefits paid from the plans (including expenses)	(2,261)	(1,994)
Actuarial (gain) loss	(3,376)	(1,107)
Projected benefit obligation at end of year (a)	$39,706	$41,906
Accumulated benefit obligation at end of year	$38,057	$36,413

	Fiscal Year
	2014	2013
Change In Plan Assets	(in thousands)
Fair value of plan assets at beginning of year (b)	$33,376	$26,684
Actual return on plan assets	4,720	6,292
Employer contributions	2,000	2,394
Benefits paid from the plans (including expenses)	(2,261)	(1,994)
Fair value of plan assets at end of year (b)	$37,835	$33,376

(a)
The projected benefit obligation includes former Golden Corral employees measured at accumulated benefit obligation - no projections for future salary increases or additional years of credited service.

(b)	No portion of plan assets has been invested in shares of the Company’s common stock.

	Fiscal Year
	2014	2013
Reconciliation Of Funded Status	(in thousands)
Fair value of plan assets	$37,835	$33,376
Projected benefit obligations	(39,706)	(41,906)
Funded status at end of year	$(1,871)	$(8,530)
Amount of asset or (liability) recognized at end of year	$(1,871)	$(8,530)

	Fiscal Year
	2014	2013
Funded Status Recognized In The Consolidated Balance Sheet	(in thousands)
Non-current asset	$—	$—
Current liability (c)	(4)	—
Non-current liability (d)	(1,867)	(8,530)
Net amount (asset (obligation)) recognized in the Consolidated Balance Sheet	$(1,871)	$(8,530)

(c)	Unfunded payout from the SERP expected in Fiscal Year 2014.

(d)
Non-current liability for Fiscal Year 2014 consists of $1,575 in underfunding of the DB plan plus $292 for the unfunded SERP. Non-current liability for Fiscal Year 2013 consisted of $8,238 in underfunding of the DB plan plus $292 for the unfunded SERP.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE I - PENSION PLANS (continued)

	Fiscal Year
	2014	2013
Pretax Amounts Recognized In Accumulated Other Comprehensive Income Or Loss (AOCI)	(in thousands)
Unrecognized net actuarial loss	$353	$6,883
Unrecognized prior service cost / (credit)	(80)	(88)
Accumulated other comprehensive (income) loss (e)	$273	$6,795

(e)	Accumulated contributions in excess of net periodic benefit cost were $1,599 and $1,735 respectively, for Fiscal Years 2014 and 2013.
The estimated amounts that will be amortized from AOCI into net periodic pension cost in Fiscal Year 2015 are as follows:

Fiscal Year
2015
(in thousands)
Net actuarial loss	$55
Prior service cost (credit)	(8)
$47

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at the measurement date were as follows:

	Fiscal Year
	2014	2013
	(in thousands)
Projected benefit obligation at end of year	$39,706	$41,906
Fair value of plan assets at end of year	37,834	33,376
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at the measurement date were as follows:

	Fiscal Year
	2014	2013
	(in thousands)
Projected benefit obligation at end of year	$39,706	$41,906
Accumulated benefit obligation at end of year	$38,057	$36,413
Fair value of plan assets at end of year	$37,834	$33,376

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE I - PENSION PLANS (continued)

	Fiscal Year
	2014	2013	2012
Net Periodic Pension Cost Components	(in thousands)
Service cost	$1,622	$1,803	$1,921
Interest cost	1,815	1,734	1,873
Expected return on plan assets	(2,416)	(1,995)	(2,065)
Amortization of prior service cost	(8)	(8)	1
Amortization of net actuarial loss	850	1,713	875
Curtailment (gain) loss recognized (f)	—	—	(16)
Settlement loss recognized	—	—	157
Net periodic pension cost (g) (h)	$1,863	$3,247	$2,746

(f)	Plan curtailments in Fiscal Year 2012 are the result of the termination of Golden Corral employees.

(g)	Includes amounts for Golden Corral recorded in discontinued operations: $487 in Fiscal Year 2012 (including the effect of a $16 curtailment credit).

(h)
Net periodic pension cost for Fiscal Year 2015 is currently expected to approximate $263. The primary drivers of the anticipated 86 percent decrease over Fiscal Year 2014 are a significantly higher actual return on plan assets experienced during Fiscal Year 2014, changes in certain demographic assumptions (the result of an actuarial experience study conducted in October 2013) and a change in salary scale assumptions to a weighted average aged based graded rate (see further discussion below).

	Fiscal Year
	2014	2013	2012
Changes In Other Comprehensive Income (Pretax)	(in thousands)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$(5,680)	$(5,403)	$6,244

Amounts recognized as a component of net periodic benefit cost:
Settlements	—	—	(157)
Amortization of actuarial loss	(850)	(1,713)	(875)
Curtailment effects	—	—	16
Amortization of prior service cost	8	8	(1)
Total recognized in other comprehensive (income) loss	$(6,522)	$(7,108)	$5,227

Total recognized in net periodic pension cost and other Comprehensive (income) loss	$(4,659)	$(3,861)	$7,973

	Fiscal Year
	2014	2013	2012
Weighted Average Assumptions
Discount rate - net periodic pension cost	4.40%	4.25%	5.25%
Discount rate - projected benefit obligation	3.90%	4.40%	4.25%
Rate of compensation increase - net periodic pension cost	4.00%	4.00%	4.00%
Rate of compensation increase - projected benefit obligation	2.10%	4.00%	4.00%
Expected long-term rate of return on plan assets	7.25%	7.50%	7.50%

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE I - PENSION PLANS (continued)

The discount rate is selected by matching the cash flows of the pension plan to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be "settled" theoretically by "investing" them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the discount rate represents the equivalent single rate under a broad market AA yield curve (Above Mean Yield Curve as developed by the Company's actuarial consulting firm beginning with the May 31, 2013 measurement date). The yield curve is used to set the discount rate assumption using cash flows on an aggregate basis, which is then rounded to the level of the nearest 10 basis points.
The decrease of 50 basis points in the discount rate from 4.40 percent to 3.90 percent resulted in an estimated increase in the projected benefit obligation of $1,500 as of June 3, 2014, with a corresponding anticipated increase in annual net periodic pension cost of $125 for Fiscal Year 2015.
The change in salary scale assumptions to a weighted average aged based graded scale has the effect of lowering anticipated periodic pension costs by an estimated $675 in Fiscal Year 2015.
The assumption for the expected return on plan assets is selected by using a weighted average of the historical broad market return and the forward looking expected return. Returns are developed based on the plan's target asset allocation (see the table elsewhere in NOTE I - PENSION PLANS ). The historical broad market return assumes the widest period of historical data available for each asset class, as early as 1926 (in some cases) through 2013. Domestic equity securities are allocated equally between large cap and small cap funds, with fixed income securities allocated equally between long-term corporate/government bonds and intermediate-term government bonds. The model for the forward looking expected return uses a range of expected outcomes over a number of years based on the plan's asset allocation as noted above and assumptions about the return, variance, and co-variance for each asset class. The historical and forward looking returns are adjusted to reflect a 0.20 percent investment expense assumption representative of passive investments. The weighted average of the historical broad market return and the forward looking expected return is rounded to the level of the nearest 25 basis points to determine the overall expected return on assets. The expected rate of return will remain at 7.25 percent for Fiscal Year 2015.
The following table shows the estimated future benefit payments for the DB plans and the SERP:

Expected Benefit Payments		(in thousands)
Fiscal Year	2015	$2,894
Fiscal Year	2016	3,318
Fiscal Year	2017	3,237
Fiscal Year	2018	3,103
Fiscal Year	2019	3,360
Next 5 Years	2020 - 2024	16,024
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

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE I - PENSION PLANS (continued)

Target and actual pension plan assets are summarized as follows:

		Fiscal Year
		2014	2013
Asset Class	Target	Actual Allocations

Equity securities	70%	69%	68%
Fixed income	25%	30%	31%
Cash equivalents	5%	1%	1%
Total	100%	100%	100%

Funding
The Company contributes amounts to the DB plan that are sufficient to satisfy legal funding requirements, plus discretionary tax-deductible amounts that may be deemed advisable. Contributions to the DB plan for Fiscal Year 2015 are currently anticipated at a level of $2,000, which includes amounts to meet minimum legal funding requirements and potential discretionary contributions. Obligations to participants in the SERP are satisfied in the form of a lump sum distribution upon the retirement of the participants. A payment of approximately $5 from the SERP is currently anticipated for Fiscal Year 2015.
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

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE I - PENSION PLANS (continued)

The assets of the defined benefit pension plans include investments in mutual funds whose fair values are determined based on quoted market prices and are classified within Level 1 of the fair value hierarchy. Plan assets also include investments that are based on other observable inputs, which are classified within Level 2 of the fair value hierarchy. The Level 2 assets for Fiscal Years 2014 and 2013 are money market funds, corporate and U.S. government bonds, and foreign obligations; Fiscal Year 2013 also includes investments in guaranteed insurance contracts. The following table summarizes the plan assets measured at fair value as of May 31, 2014 and May 31, 2013:

	Fiscal Year
	2014		2013
	(in thousands)
	Level 1	Level 2	Level 1	Level 2
Money market funds	$—	$412	$—	$430
U.S. Treasury and agency obligations	—	1,840	—	2,143
Corporate obligations	—	7,193	—	6,148
Mutual funds	26,787	—	23,155	—
Foreign obligations and other	—	1,602	—	1,501
Total	$26,787	$11,047	$23,155	$10,222

Other Post Retirement Plans
Compensation expense (not included in any of the above tables) relating to the Non Deferred Cash Balance Plan (NDCBP) (see Benefit Plans in NOTE A – ACCOUNTING POLICIES) is equal to amounts contributed to the trusts established for the benefit of certain highly compensated employees (HCE's) - $367 in Fiscal Year 2014, $351 in Fiscal Year 2013 and $432 in Fiscal Year 2012. No NDCBP expense is included in discontinued Golden Corral operations in Fiscal Year 2012.
Additional NDCBP expense is accrued for additional required contributions that are due when the present value of lost benefits under the DB plan and the SERP exceeds the value of the assets in the HCE's trust accounts when a participating HCE retires or is otherwise separated from service with the Company. Additional expense of $40, $18 and $210 was accrued for this purpose in Fiscal Years 2014, 2013 and 2012, respectively. The estimated minimum required total account balance for all participants as of June 3, 2014 was $3,131, which includes $1,630 for the CEO. All participants' trust accounts exceeded the minimum requirement as of June 3, 2014, except for the CEO. Including an amount that would be due for income taxes, the provision for the CEO's shortfall as of June 3, 2014 was $268, which is included in the Consolidated Balance Sheet as deferred compensation and other long-term obligations.
Separate and apart from normal benefits under the NDCBP, the President and Chief Executive Officer (CEO) may receive additional annual contributions to his NDCBP trust (as part of his incentive compensation, which is earned when certain levels of annual pretax earnings are achieved). Provisions of $139 and $137 respectively, were earned in Fiscal Years 2014 and 2013. No additional annual NDCBP contribution was included as part of the CEO’s incentive compensation for Fiscal Year 2012.
The Company sponsors two 401(k) defined contribution plans (see Benefit Plans in NOTE A – ACCOUNTING POLICIES). In Fiscal Years 2014, 2013 and 2012, matching contributions to the 401(k) plans amounted to $313, $254 and $291, respectively. Fiscal Year 2012 included approximately $49 for Golden Corral that was recorded in discontinued operations.
The Company does not sponsor post retirement health care benefits.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE J - FRISCH'S EXECUTIVE SAVINGS PLAN
As described more fully under Benefit Plans in NOTE A – ACCOUNTING POLICIES, the Company sponsors a non-qualified savings plan - Frisch's Executive Savings Plan (FESP) for "highly compensated employees" (HCEs).
Although the Company owns the mutual funds of the FESP until the retirement of the participating HCEs, the funds are invested at the direction of the participants. FESP assets are the principal component of “Other long-term assets” in the Consolidated Balance Sheet. Shares of Frisch's common stock under FESP are a “phantom investment” that may be paid in actual shares or in cash upon retirement of the participant. Except for any portion expected to be paid out to HCEs who will be retiring during the next 12 months, the FESP liability to the participants is included in “Deferred compensation” as a long term obligation in the Consolidated Balance Sheet. The mutual funds and the corresponding liability to FESP participants were increased $332 (due to market gains) during Fiscal Year 2014. Market gains increased the mutual funds and corresponding FESP liability by $399 during Fiscal Year 2013, while market losses in Fiscal Year 2012 decreased the mutual funds and corresponding FESP liability by $148. All of theses changes were effected through offsetting investment income or loss and charges (market gains) or credits (market losses) to deferred compensation expense within "Administrative and advertising" expense in the Consolidated Statement of Earnings.
Matching contributions to FESP were $37, $33 and $33, respectively in Fiscal Years 2014, 2013 and 2012. Fiscal Year 2012 included amounts of less than $1 for Golden Corral recorded in discontinued operations.
Fair value measurements are used for recording the assets in FESP. Assets of the plan are grouped into a three-level hierarchy for valuation techniques used to measure the fair values of the assets. These levels are:

•	Level 1 - Quoted prices in active markets for identical assets.

•
Level 2- Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.
The fair values of all FESP assets are determined based on quoted market prices and are classified within Level 1 of the fair value hierarchy:

	Fiscal Year
	2014	2013
	(in thousands)
	Level 1	Level 1

Money market funds	$449	$45
Mutual funds	1,542	1,310
Foreign equity mutual funds	311	287
Taxable bond mutual funds	740	798
Large blend target date mutual funds	523	413
Total (1)	$3,565	$2,853

(1) The total for Fiscal Year 2014 consists of $3,064 classified as long term and $501 as current.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE K - OTHER COMPREHENSIVE INCOME
The following table summarizes items reclassified out of accumulated other comprehensive income and the related tax effects for the components of net periodic pension cost:

Fiscal Year
2014
(in thousands)
Amortization of pretax amounts incl. in net periodic pension expense (1)
Included in Cost of Sales	$794
Included in Administrative and Advertising Expense	48
Total reclassification (pretax) (1)	842
Tax benefit	(286)
Total reclassification (net of tax)	$556
(1) These amounts are included in the computation of net periodic pension expense as a net of the two components (See NOTE I - PENSION PLANS )as shown below:

Fiscal Year
2014
(in thousands)
Amortization of prior service (credit) cost	$(8)
Recognized net actuarial loss	850
Total reclassification (pretax)	$842
The following table summarizes changes in accumulated other comprehensive loss (all of which is from Company sponsored pension plans), net of tax, for the fiscal year ended June 3, 2014:

Fiscal Year
Accumulated Other Comprehensive Loss	2014
(in thousands)
Balance in Accumulated Other Comprehensive Loss on May 28, 2013	$4,324
AOCI - Pre-Tax Change in Underfunded Status	$(5,680)
AOCI - Tax Effected Change in Underfunded Status	2,085
AOCI - Change in Underfunded Status, net of tax	(3,595)

Amount reclassified from AOCI (Pre-Tax)	(842)
Tax effect	287
Amount reclassified from AOCI, net of tax	(555)

Other Comprehensive Income for Fiscal Year 2014	(4,150)

Balance in Accumulated Other Comprehensive Loss on June 3, 2014	$174

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE L - RELATED PARTY TRANSACTIONS
The Chief Executive Officer (CEO) of the Company (Craig F. Maier), who also serves as a director of the Company, owns a Frisch's Big Boy restaurant (Frisch New Richmond Big Boy, Inc.) that is licensed to him by the Company. Another officer and director of the Company (Karen F. Maier) is a part owner of a Frisch's Big Boy restaurant (Frisch West Chester, Inc.) that is licensed to her and her siblings (excluding Craig F. Maier). Certain other family members of Craig F. Maier and Karen F. Maier also own a licensed Frisch's Big Boy restaurant (Frisch Hamilton West, Inc.).
All three of these restaurants are operated by the Company pursuant to the terms of certain Restaurant Management and Operations Agreements, under which they pay management fees to the Company. The management fees consist of a) pro-rata portions of the Company's costs of providing centralized shared services - accounting, payroll processing, and information technology including POS help desk services - which are allocated in the same way the Company allocates these costs to its own restaurants, and b) the Company's fully burdened cost of salaries and wages, payroll taxes and employee benefits of Company employees who staff the three restaurants. Total management fees paid to the Company by these three restaurant entities amounted to $2,874, $2,814 and $2,985 respectively, in Fiscal Years 2014, 2013 and 2012.
In addition, these three restaurant entities pay the Company franchise fees, contribute to the Company's general advertising fund and make purchases from the Company’s commissary. The total paid to the Company by these three restaurants amounted to $2,184, $2,149 and $2,232 respectively, in Fiscal Years 2014, 2013 and 2012. These transactions were effected on substantially similar terms as transactions with other licensees of the Company.
Management fees earned from centralized shared services are included in "Franchise fees and other revenue" in the Consolidated Statement of Earnings. The management fees relating to the reimbursement of employee staffing costs are offset primarily in "Payroll and related" costs in the Consolidated Statement of Earnings, while other smaller portions of staffing costs are offset in "Other Operating costs". Wholesale sales of food and other products from the Company's commissary are included in "Sales" in the Consolidated Statement of Earnings. Funds contributed to the Company's general advertising fund are offset in "Administrative and advertising" in the Consolidated Statement of Earnings (see Advertising in NOTE A – ACCOUNTING POLICIES).
The amount owed to the Company from these three restaurants for management fees, franchise fees, advertising contributions and for commissary purchases, amounted to $23 and $34 respectively, as of June 3, 2014 and May 28, 2013. Amounts due are generally settled within 28 days of billing. These accounts receivable are subject to the same terms as transactions with other licensees of the Company.
The Company is party with Frisch West Chester, Inc. (West Chester) to an Agreement to Purchase Stock which provides that when there is only one remaining shareholder of West Chester, the remaining shareholder may require the Company to purchase any or all of his or her shares of West Chester at any time, and the Company is required to purchase all such shares upon the death of the sole remaining shareholder. The purchase price for any such purchase by the Company would be the greater of either the book value of the shares or twice the average earnings per share over the prior three years, with a maximum purchase price of $100 less any outstanding debt owed by West Chester to the deceased shareholder. The remaining life expectancy of the youngest shareholder of West Chester is 30 to 40 years.
The Company is party with Frisch Hamilton West, Inc. (Hamilton West) to an Agreement to Purchase Stock which provides that when there is only one remaining shareholder of Hamilton West, the remaining shareholder may require the Company to purchase any or all of his or her shares of Hamilton West at any time, and the Company is required to purchase all such shares upon the death of the sole remaining shareholder. The purchase price for any such purchase by the Company would be the book value of the shares (determined by Hamilton West’s Certified Public Accountants) based on generally accepted accounting principles. The remaining life expectancy of the youngest shareholder of Hamilton West is 30 to 40 years.
The respective shareholders of the three restaurant entities discussed above have the equity that is at risk and the Company does not have the characteristics of having a controlling interest of that of a primary beneficiary. The Company does not believe that it has any residual risks from these relationships and has therefore concluded that consolidation of the three restaurant entities into the Company’s financial statements is not required under the guidance of Accounting Standards Codification ASC 810-10, “Variable Interest Entities”.
In a private transaction that occurred on August 30, 2012 (Fiscal Year 2013), the Company's treasury repurchased a total of 32,000 shares of the Company's common stock that had been beneficially owned by the CEO (Craig F. Maier), either as Trustee of four

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE L - RELATED PARTY TRANSACTIONS (continued)

separate trusts or in his capacity as the Executor of the Estate of Blanche F. Maier. The total cost of the 32,000 shares amounted to $1,034 ($759 was paid to the four trusts for 23,500 shares and $275 was paid to the Estate for 8,500 shares). These transactions were effected on substantially similar terms as transactions with persons or entities having no relationship with the Company.
The Chairman of the Board of Directors from 1970 to 2005 (Jack C. Maier, deceased February 2005 - the father of Craig F. Maier and Karen F. Maier) had an employment agreement that contained a provision for deferred compensation. The agreement provided that upon its expiration or upon the Chairman’s retirement, disability, death or other termination of employment, the Company would become obligated to pay the Chairman or his survivors for each of the next 10 years the amount of $214, adjusted annually to reflect 50 percent of the annual percentage change in the Consumer Price Index (CPI). Monthly payments of $18 to the Chairman’s widow (Blanche F. Maier - the mother of Craig F. Maier and Karen F. Maier), a director of the Company until her death in September 2009, commenced in March 2005. In accordance with the CPI provisions of the agreement, the monthly payment was increased for the final time on March 1, 2014, to just under $20 per month. Payments to the heirs of Jack C. Maier and Blanche F. Maier (including Craig F. Maier and Karen F. Maier) will conclude on February 1, 2015. The remaining obligation, which approximates $157, is included in "Accrued and other expenses" in the Consolidated Balance Sheet.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE M – COMMITMENTS AND CONTINGENCIES
Commitments
In the ordinary course of business, purchase commitments are entered into with certain of the Company’s suppliers. Most of these agreements are typically for periods of one year or less in duration; however, longer term agreements are also in place. Future minimum payments under these arrangements are 11,179, 4,460, 4,267, 2,477, $2,505, and $3,975 respectively, for Fiscal Years 2015, 2016, 2017, 2018, 2019 and later years. These agreements are intended to secure favorable pricing while ensuring availability of desirable products. Management does not believe such agreements expose the Company to any significant risk.
Litigation
Employees, customers and other parties bring various claims and suits against the Company from time to time in the ordinary course of business. Claims made by employees are are subject to workers' compensation insurance or are covered generally by employment practices liability insurance. Claims made by customers are covered by general and product liability insurance. Exposure to loss contingencies from pending or threatened litigation is continually monitored by management, which believes presently that the resolution of claims outstanding as of June 3, 2014, whether covered by insurance or not, will not result in a material adverse effect upon the Company's earnings, cash flows or financial position. Management believes presently that adequate provisions for expected losses not covered by insurance are included in the Consolidated Financial Statements.
On October 16, 2012, a former employee (plaintiff) filed a complaint asserting various claims including negligence and intentional infliction of emotional distress, stemming from the plaintiff's employment in 1995. With the exception of the negligence claim, all claims were dismissed by the Court as a result of the Motion to Dismiss, filed by the Company on November 13, 2012. In August 2013, the plaintiff's complaint was amended to include claims of sexual harassment and a hostile work environment. These particular claims carry a five year statute of limitations, thus the Company expects the amended complaint to be disallowed by the Court. Written discovery has been completed and depositions have now been scheduled. The Company is unable to assess the risk and potential damages at this time, but firmly denies the allegations and intends to continue defending the matter vigorously.
Other Contingencies
Subject to a two year cycle, the Company self-insures a significant portion of expected losses under its workers’ compensation program in the state of Ohio. Insurance coverage is purchased from an insurance company for individual claims that may exceed $300 (the retention was increased to $400 effective June 4, 2014). (See Self Insurance in NOTE A – ACCOUNTING POLICIES.) Insurance coverage is maintained for various levels of casualty and general and product liability.
Outstanding letters of credit maintained by the Company totaled $100 as of June 3, 2014.
As of June 3, 2014, the Company operated 15 restaurants on non-owned properties. (See NOTE E - LEASED PROPERTY.) One of the leases provides for contingent rental payments based on a percentage of the leased restaurant’s sales in excess of a fixed amount.
The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurant operations are situated. The seven restaurant operations were sold to Golden Corral Corporation (GCC) in May 2012 (See NOTE B - DISCONTINUED OPERATIONS), at which time the seven operating leases were simultaneously assigned to GCC, with the Company contingently liable in the event of default by GCC. The amount remaining under contingent lease obligations totaled $6,330 as of June 3, 2014, for which the aggregate average annual lease payments approximate $667 in each of the next five years. The Company is also contingently liable for the performance of a certain ground lease that was assigned to a third party in 2000; the annual obligation of the lease approximates $48 through 2020.
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

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE N - QUARTERLY RESULTS (UNAUDITED)

	Fiscal Year
	2014
Fiscal Year Ended June 3, 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in thousands, except per share data)
Sales	$61,237	$49,217	$45,161	$53,558	$209,173
Operating income	2,947	3,342	1,014	3,548	10,851
Net earnings	$1,912	$2,364	$1,585	$3,572	$9,433

Basic and Diluted net earnings per share:	$0.38	$0.46	$0.31	$0.70	$1.85

•	The first quarter contained 16 weeks, the second and third quarter each contained 12 weeks while the fourth quarter contained 13 weeks.

•
The third quarter tax provision was recorded as a net tax benefit of $691. The fourth quarter tax provision was recorded as a tax benefit of $140. These tax benefits are primarily attributable to amended federal income tax returns associated with the Domestic Production Activities Deduction (DPAD).

	Fiscal Year
	2013
Fiscal Year Ended May 28, 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in thousands, except per share data)
Sales	$60,625	$48,523	$45,772	$48,792	$203,712
Operating income	1,729	3,291	2,578	2,853	10,451
Earnings from continuing operations	958	2,000	1,748	2,268	6,974
(Loss) earnings from discontinued operations	(158)	—	—	—	(158)
Net earnings	$800	$2,000	$1,748	$2,268	$6,816

Basic earnings (loss) per share:
Continuing operations	$0.19	$0.40	$0.35	$0.45	$1.39
Discontinued operations	(0.03)	—	—	—	(0.03)
Basic net earnings per share	$0.16	$0.40	$0.35	$0.45	$1.36

Diluted earnings (loss) per share:
Continuing operations	$0.19	$0.39	$0.34	$0.45	$1.38
Discontinued operations	(0.03)	—	—	—	(0.03)
Diluted net earnings per share	$0.16	$0.39	$0.34	$0.45	$1.35

•	The first quarter contained 16 weeks, while the last three quarters each contained 12 weeks.

•
Quarterly basic and diluted net earnings per share may not sum to the basic and diluted net earnings per share for the year due to changes throughout the year in the basic and diluted weighted average shares outstanding.

•	Net earnings for the fourth quarter include a favorable adjustment to income tax expense of $320 to reflect the actual effective tax rate for the year.

Frisch’s Restaurants, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended June 3, 2014

NOTE O - SUBSEQUENT EVENTS
In July 2014, the Company permanently closed one of the restaurants operating in the Columbus, Ohio area and sold it on July 8, 2014 to a non-restaurant entity. The Company determined that this event is a non-recognized subsequent event. Until shortly before the date of the sale, the unit was operating as a profitable restaurant. The carrying value of the property was not reclassified to "Property Not Used in Operations" in the Consolidated Balance Sheet as of June 3, 2014 because the property had not been listed for sale, the offer to purchase was unsolicited, and had the sale transaction not closed, the restaurant would still be operating. Furthermore, this type of a sale (unsolicited) is highly unusual for the Company. The sales price was $2,100. The Company will record a gain of approximately $1,400 in the First Quarter of Fiscal Year 2015.
The Company has reviewed and evaluated all other material subsequent events from the balance sheet date of June 3, 2014 through the financial statements date of filing, and determined that no other subsequent event disclosures are necessary in the notes to these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 3, 2014, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information that would be required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
(b) Management’s Annual Report on Internal Control over Financial Reporting. The Report of Management on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting. As part of their review and evaluation of the Company's disclosure controls and procedures, the Company's CEO and the CFO concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fourth quarter ended June 3, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
(Items 10 through 13)
Item 10. Directors, Executive Officers and Corporate Governance
The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, members of the Disclosure Controls and Risk Management Committee and persons performing similar financial, accounting and public reporting functions. The Code of Ethics is available on the Company’s website at www.frischs.com in the “Investor Relations” section under “Corporate Governance.” To receive a printed copy of the Code of Ethics at no cost, please contact Mark R. Lanning, Chief Financial Officer, Frisch’s Restaurants, Inc. 2800 Gilbert Avenue, Cincinnati, Ohio 45206 – 1206. Email requests may be made to cfo@frischs.com. Also, any amendments to or waivers from the Code of Ethics will be disclosed on the Company’s website within five business days following the date of amendment or waiver. There were no waivers of the Code of Ethics during the fiscal year ended June 3, 2014.

The information required by this item regarding executive officers appears in Item 1 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”
All other information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.
Item 11. Executive Compensation
Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item not otherwise disclosed below is incorporated by reference to the Registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

Equity Compensation Plan Information
as of June 3, 2014

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1993 Stock Option Plan (6,834 expired June 8, 2014)	6,834	$30.13	—
2003 Stock Option and Incentive Plan	49,667	$17.16	—
2012 Stock Option and Incentive Plan	—	—	454,284
Total	56,501	$18.73	454,284

Equity compensation plans not approved by security holders:
Executive Savings Plan (1)	—	—	28,072
Senior Executive Bonus Plan (2)	—	—	—
CEO Employment Agreement / Performance Award (3)	—	—	—

Total	56,501	$18.07	482,356

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
Upon an employee’s retirement, the Company has the option to issue to the employee the shares of common stock allocated to that employee or to pay cash to the employee in an amount equal to the fair market value of the common stock allocated to the employee's account. A reserve of 58,492 shares of common stock (as adjusted for subsequent changes in capitalization from the original authorization of 50,000 shares) was established for issuance under the FESP when it was established in 1993. Since its inception, participants have cumulatively redeemed 30,420 shares through June 3, 2014.
The current reserve balance of 28,072 shares contains 12,078 shares (including 1,561 shares allocated during the year ended June 3, 2014) that have been allocated but not issued to active plan participants.
(2) Senior Executive Bonus Plan
Under the Company’s Senior Executive Bonus Plan that has been in place since 2003, the Chief Financial Officer and other non-operations executives are eligible to earn annual incentive bonuses of up to 40 percent of their annual base salary. Each executive’s incentive bonus is determined by a formula that takes into account: (1) the extent to which individual performance goals established prior to the beginning of the fiscal year are met, and (2) the Company’s pre-tax consolidated earnings (defined as the amount reported in the annual report, but without reduction for the CEO's or the senior executives' incentive compensation or stock based compensation) for the fiscal year, as a percentage of total revenue (adjusted to exclude certain revenue, if any, not related to the Company’s food service operations). No incentive bonuses are paid unless pre-tax consolidated earnings of the Company are at least 4 percent of total revenue; however, the Plan allows the Chief Executive Officer (CEO) to amend, interpret or revise the Plan.
In order to receive the maximum incentive bonus permissible under the Plan, an executive must fully meet his or her individual performance goals and defined pre-tax consolidated earnings of the Company must equal or exceed 7 percent of total revenue (see chart below):

Defined pre-tax earnings as a             Corporate performance
percentage of total revenue            multiplier

4-4.9%                        10%
5-5.9%                        20%
6-6.9%                        30%
7% or more                    40%
Specific individual goal attainment is reviewed by the CEO with each senior executive on a quarterly basis. All senior executives met 100 percent of their goals for the year ended June 3, 2014 and received a bonus equal to 20 percent of their base salary (defined pre-tax earnings were above 5 percent but below 6 percent).
Of the total incentive bonuses earned by each executive, 10 percent is paid in shares of the Company’s common stock (rounded down to the nearest whole share) and the remainder is paid in cash. For the fiscal year ended June 3, 2014, 1,080 shares of common stock were issued in July 2014 to the senior executives pursuant to the Plan. All common stock issued must be held one year from the date of issue. If all eligible employees under the Senior Executive Bonus Plan had earned their maximum bonus (if defined pre-tax earnings had exceeded 7 percent of total revenue) during the year ended June 3, 2014, a total of 2,165 shares of common stock would have been issued.
(3) CEO Employment Agreement / Performance Award
During the fiscal year ended June 3, 2014, Craig F. Maier, President and Chief Executive Officer (CEO), was employed by the Company pursuant to a three-year Employment Agreement that commenced on May 30, 2012 and expires on June 2, 2015. While the Employment Agreement was not presented to shareholders for approval, shareholders did approve, pursuant to a non-binding advisory vote under Section 14A of the Securities Exchange Act, the compensation of the CEO at the 2012 Annual Meeting of Shareholders. Under the original terms of the Employment Agreement, the Compensation Committee of the Board considered the CEO for the grant of a Performance Award as permitted under Section X of the Company's 2003 Stock Option and Incentive Plan (the "2003 Plan"). The 2003 Plan was approved by shareholders in October 2003. The Compensation Committee granted a Performance Award to the CEO on May 30, 2012, pursuant to which the CEO was eligible to receive incentive compensation for the fiscal year ending May 28, 2013, if certain pre-tax earnings levels were achieved (see below).
The CEO's Employment Agreement was amended by the Compensation Committee on June 13, 2013, effective for the second and third years of the Agreement, to allow the Compensation Committee to consider the CEO for the grant of a Performance Award under Section X of the Company's 2012 Stock Option and Incentive Plan (the "2012 Plan"), which was approved by shareholders in October 2012. Shareholder approval of the 2012 Plan canceled additional granting authority under the 2003 Plan. On June 13, 2013, the Compensation Committee granted to the CEO a Performance Award under the 2012 Plan, effective May 29, 2013, pursuant to which the CEO is eligible to receive incentive compensation for the fiscal years ending June 3, 2014 and June 2, 2015, if certain pre-tax earnings levels are achieved (see below).
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
For the fiscal year that ended June 3, 2014, 1,309 shares of common stock were issued to Mr. Maier in August 2014, which represents 10 percent of the incentive compensation that he earned divided by the average value at which common shares of the Company were traded during the fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
Information required by this item is incorporated by reference to the Registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
a). List of documents filed as part of this report.

1.	Financial Statements
The following consolidated financial statements of the Registrant are contained in Part II, Item 8 of this Form 10-K.
Report of Management on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm (on Financial Statements)
Report of Independent Registered Public Accounting Firm (on Internal Control over Financial Reporting)
Consolidated Balance Sheet – June 3, 2014 and May 28, 2013
Consolidated Statement of Earnings – Three fiscal years ended June 3, 2014
Consolidated Statement of Cash Flows – Three fiscal years ended June 3, 2014
Consolidated Statement of Shareholders’ Equity – Three fiscal years ended June 3, 2014
Notes to Consolidated Financial Statements – Three fiscal years ended June 3, 2014
2.    Financial Statement Schedules
Financial statement schedules are not applicable or are not required under the related instructions or the information is included in the financial statements or the notes to the financial statements.
3.    Exhibits
Articles of Incorporation and Bylaws
3.1        Third Amended Articles of Incorporation, which was filed as Exhibit (3) (a) to the Registrant’s Annual Report on Form 10-K for 1993, is incorporated herein by reference.
3.2        Amended and Restated Code of Regulations effective October 2, 2006, which was filed as Exhibit A to the Registrant’s Definitive Proxy Statement dated September 1, 2006, is incorporated herein by reference.
Material Contracts
10.1     Loan Agreement between the Registrant and US Bank dated October 31, 2013, which was filed as Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for December 10, 2013, is incorporated herein by reference.

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

10.4    Form of Restaurant Management and Operations Agreement dated July 30, 2014 between the Registrant and each of Frisch West Chester, Inc., Frisch Hamilton West, Inc. and Frisch New Richmond Big Boy, Inc. is filed herewith.

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

10.63
Restricted Stock Agreement to be used for restricted stock granted to non-employee members of the Board of Directors (between the Registrant and Daniel W. Geeding) under the Registrant's 2012 Stock Option and Incentive Plan (see Exhibit 10.62 above), which was filed as Exhibit 10.50 to the Registrant's Form 10-Q Quarterly report for December 12, 2012, is incorporated herein by reference. There are identical agreements between the registrant and all other non-employee members of the Board of Directors. An identical agreement is also in place between the Registrant and Craig F. Maier.

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

10.71
Unrestricted Stock Agreement to be used for unrestricted stock granted to employees (between the Registrant and Michael E. Conner dated June 13, 2012) under the Registrant's 2003 Stock Option and Incentive Plan (see Exhibits 10.64, 10.65, 10.66 and 10.67 above), which was filed as Exhibit 10.70 to the Registrant's Form 10-K Annual Report for 2012, is incorporated herein by reference. There are similar agreements (but for differing amounts of shares) between the Registrant and Karen F. Maier, Mark R. Lanning, Michael R. Everett, James I. Horwitz, Stephen J. Hansen, Lindon C. Kelley, Todd M. Rion, James Fettig and certain other highly compensated employees.

10.72
Unrestricted Stock Agreement to be used for unrestricted stock granted to employees (between the Registrant and Mark R. Lanning dated June 12, 2013) under the Registrant's 2012 Stock Option and Incentive Plan (see Exhibit 10.62 above), which was filed as Exhibit 10.72 to the Registrant's Form 10-K Annual Report for 2013, is incorporated herein by reference. There are similar agreements (but for differing amounts of shares) between the Registrant and Karen F. Maier, Michael E. Conner, Michael R. Everett, James I. Horwitz, Stephen J. Hansen, Lindon C. Kelley, Todd M. Rion, James Fettig and certain other highly compensated employees. These agreements were used for unrestricted stock granted in June 2013 and June 2014.

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

10.77   Frisch’s Nondeferred Cash Balance Plan effective January 1, 2000, which was filed as Exhibit (10) (r) to the Registrant’s Form 10-Q Quarterly Report for December 10, 2000, is incorporated herein by reference, together with the Trust Agreement established by the Registrant between the Plan’s Trustee and the Grantor (employee). There are identical Trust Agreements between the Plan’s Trustee and Craig F. Maier, Karen F. Maier, Michael E. Conner, Lindon C. Kelley, Michael R. Everett, James I. Horwitz and certain other highly compensated employees (Grantors).
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
Other Exhibits

21	Subsidiaries of the Registrant is filed herewith.

23	Consent of Grant Thornton LLP is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) is filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer is filed herewith.

32.2	Section 1350 Certification of Chief Financial Officer is filed herewith.
The XBRL interactive data files appearing below are filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRISCH’S RESTAURANTS, INC. (Registrant)

By	/s/ Craig F. Maier	August 7, 2014
Craig F. Maier, President and Chief Executive Officer		Date

By	/s/ Mark R. Lanning	August 7, 2014
Mark R. Lanning, Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel W. Geeding
Daniel W. Geeding	Director	August 7, 2014
Chairman of the Board
/s/ Craig F. Maier
Craig F. Maier	Director	August 7, 2014
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Dale P. Brown
Dale P. Brown	Director	August 7, 2014

/s/ Robert J. (RJ) Dourney
Robert J. (RJ) Dourney	Director	August 7, 2014

/s/ Lorrence T. Kellar
Lorrence T. Kellar	Director	August 7, 2014

/s/ Karen F. Maier
Karen F. Maier	Director	August 7, 2014
Vice President - Marketing
/s/ Jerome P. Montopoli
Jerome P. Montopoli	Director	August 7, 2014

/s/ William J. Reik, Jr.
William J. Reik, Jr.	Director	August 7, 2014

/s/ Donald H. Walker	Director	August 7, 2014
Donald H. Walker

/s/ Mark R. Lanning	Vice President-Finance and Chief	August 7, 2014
Mark R. Lanning	Financial Officer (Principal Financial
Officer and Principal Accounting Officer)