Form 10-Q
period 2014-09-23
FRISCHS RESTAURANTS INC
filed 2014-10-30
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED SEPTEMBER 23, 2014

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

There were 5,117,850 shares outstanding of the issuer’s no par common stock, as of September 26, 2014.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

	16 weeks ended
	September 23,	September 17,
	2014	2013
	(in thousands, except per share data)

Sales	$62,583	$61,237

Cost of sales
Food and paper	21,201	20,350
Payroll and related	21,749	21,633
Other operating costs	13,243	13,031

Total cost of Sales	56,193	55,014

Restaurant operating income	6,390	6,223

Administrative and advertising	3,970	3,767
Franchise fees and other revenue, net	(444)	(424)
Loss (gain) on sale of real property	(1,405)	(67)
Impairment of long-lived assets	418	-

Operating income	3,851	2,947

Interest expense	111	215

Earnings before income taxes	3,740	2,732

Income taxes	1,117	820

NET EARNINGS	$2,623	$1,912

Basic net earnings per share	$0.51	$0.38

Diluted net earnings per share	$0.51	$0.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	16 weeks ended
	September 23,	September 17,
	2014	2013
	(in thousands)

Net earnings	$2,623	$1,912

Other comprehensive income
Amortization of amounts included in net periodic pension expense	14	259
Tax effect	(4)	(88)
Total other comprehensive income	10	171

Comprehensive income	$2,633	$2,083

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

ASSETS

	September 23,	June 3,
	2014	2014
	(unaudited)
	(in thousands)
Current Assets
Cash and equivalents	$3,386	$2,038
Trade and other accounts receivable	1,528	1,900
Inventories	6,334	5,637
Prepaid expenses, sundry deposits and other	2,369	1,260
Deferred income taxes and other tax receivables	1,536	2,787
Total current assets	15,153	13,622

Property and Equipment	232,168	231,931
Accumulated depreciation and amortization	(127,511)	(127,069)
Net property and equipment	104,657	104,862

Other Assets
Goodwill and other intangible assets	772	773
Real property not used in operations	6,325	6,744
Other	3,393	3,261
Total other assets	10,490	10,778

Total assets	$130,300	$129,262

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 23,	June 3,
	2014	2014
	(unaudited)
	(in thousands, except share data)
Current Liabilities
Long-term debt, current maturities	$1,814	$1,996
Accounts payable	7,451	6,812
Accrued expenses	8,894	9,319
Total current liabilities	18,159	18,127

Long-Term Obligations
Long-term debt, less current maturities	4,311	4,737
Deferred income taxes	2,532	2,340
Underfunded pension obligation	1,934	1,867
Deferred compensation	3,788	3,617
Other long-term obligations	4,051	4,231
Total long-term obligations	16,616	16,792

Shareholders’ Equity
Preferred stock - 3,000,000 shares authorized without par value; none issued	—	—
Common stock - 12,000,000 shares authorized without par value; 7,586,764 and 7,586,764 shares issued - stated value - $1.00	7,587	7,587
Additional contributed capital	69,727	69,513
	77,314	77,100

Accumulated other comprehensive loss	(164)	(174)
Retained earnings	57,478	56,798
	57,314	56,624

Common stock in treasury (2,468,914 and 2,487,752 shares)	(39,103)	(39,381)
Total shareholders’ equity	95,525	94,343

Total liabilities and shareholders’ equity	$130,300	$129,262

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

16 weeks ended September 23, 2014

(Unaudited)

	Common stock at $1 per share	Additional	Accumulated other
	Shares and amount	contributed capital	comprehensive income (loss)	Retained Earnings	Treasury shares	Total
	(in thousands, except per share data)

Balance at June 3, 2014	$7,587	$69,513	$(174)	$56,798	$(39,381)	$94,343

Net earnings for 16 weeks	—	—	—	2,623	—	2,623
Other comprehensive income, net of tax	—	—	10	—	—	10
Stock options exercised	—	23	—	—	150	173
Excess tax benefit from stock options exercised	—	7	—	—	—	7
Stock-based compensation cost	—	98	—	—	—	98
Treasury shares acquired	—	—	—	—	(62)	(62)
Other treasury shares re-issued	—	86	—	—	190	276
Cash dividends - $0.38 per share	—	—	—	(1,943)	—	(1,943)

Balance at September 23, 2014	$7,587	$69,727	$(164)	$57,478	$(39,103)	$95,525

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

16 weeks ended September 23, 2014 and September 17, 2013

(unaudited)

	16 weeks ended
	September 23,	September 17,
	2014	2013
	(in thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$2,623	$1,912
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	3,221	3,227
(Gain) loss on disposition of assets, including abandonment losses	(1,387)	(23)
Impairment of long-lived assets	418	—
Stock-based compensation expense	98	98
Net periodic pension cost	81	574
Contributions to pension plans	-	(500)
	5,054	5,288
Changes in assets and liabilities:
Trade and other receivables, net	373	(100)
Inventories	(697)	(725)
Prepaid expenses, sundry deposits and other	(1,108)	(283)
Other assets	8	4
Deferred income taxes and other obligations	1,446	751
Excess tax benefit from stock based compensation	(7)	(9)
Accounts payable	(385)	2,051
Accrued and other expenses	(378)	(591)
Other long-term obligations	(181)	(46)
Deferred compensation	171	214
	(758)	1,266

Net cash provided by operating activities	4,296	6,554

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(3,582)	(4,812)
Proceeds from disposition of property	1,968	544
Change in other assets	(140)	(225)
Net cash (used in) investing activities	(1,754)	(4,493)

	16 weeks ended
	September 23,	September 17,
	2014	2013
	(in thousands)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	—	—
Payment of long-term debt and capital lease obligations	(669)	(1,794)
Cash dividends paid	(919)	(812)
Proceeds from stock options exercised	173	64
Excess tax benefit from stock options exercised	7	9
Treasury shares acquired	(62)	(71)
Other treasury shares re-issued	276	288
Net cash (used in) financing activities	(1,194)	(2,316)

Net increase (decrease) in cash and equivalents	1,348	(255)
Cash and equivalents at beginning of year	2,038	4,256
Cash and equivalents at end of quarter	$3,386	$4,001

Supplemental disclosures:
Interest paid	$99	$256
Income taxes paid	$69	$69
Income taxes refunded	$399	$-
Dividends declared but not paid	$1,024	$914

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2015, Ended September 23, 2014

NOTE A — ACCOUNTING POLICIES

Interim Financial Statements and Principles of Consolidation

The accompanying interim Condensed Consolidated Financial Statements (unaudited) include the accounts of the Company, prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures included normally in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted as permitted under such rules and regulations. However, management believes that the disclosures made are adequate to make the information not misleading when read in conjunction with the Consolidated Financial Statements and the notes thereto that were included in the Company's Annual Report on Form 10-K for the year ended June 3, 2014.

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

Fiscal Year / Fiscal Quarters

The current fiscal year will end on Tuesday, June 2, 2015 (Fiscal Year 2015), a period of 52 weeks. The year that ended June 3, 2014 (Fiscal Year 2014) was a 53 week year.

The First Quarter Fiscal 2015 consists of the 16 weeks ended September 23, 2014. It compares with the First Quarter Fiscal 2014, which consisted of the 16 weeks ended September 17, 2013. The first quarters of each fiscal year should not be considered indicative of results for a full year, as the last three quarters each normally consist of only 12 weeks. However, the fourth quarter of Fiscal 2014 was a period of 13 weeks, as was necessary in a 53 week year.

Rebates

Cash rebates received from vendors are recorded as a reduction of cost of sales in the periods in which they are earned. Cash received in advance of the period of recognition is recorded as a liability in the balance sheet.

Impairment of Long-Lived Assets

A non-cash impairment loss of $418 was recorded during the First Quarter Fiscal 2015. The impairment charge lowered the previous estimate of the fair value of certain real property that is not used in operations, which has been held for sale for several years. The impairment was based on the lowering of the asking price for the property in order to expedite a sale. The fair value of the property is now $799, measured as a significant unobservable input (level 3) under the fair value hierarchy.

There were no non-cash impairment losses recorded during the First Quarter Fiscal 2014.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2015, Ended September 23, 2014

Goodwill and Other Intangible Assets

An analysis of Goodwill and Other Intangible Assets follows:

	September 23,	June 3,
	2014	2014
	(in thousands)
Goodwill	$741	$741
Other intangible assets not subject to amortization	22	22
Other intangible assets subject to amortization - net	9	10
Total goodwill and other intangible assets	$772	$773

Income Taxes

The provision for income taxes in all periods presented is based on management’s Estimate of the Annual Effective Tax Rate (EAETR) for the entire fiscal year. The impact of discrete items is fully included in income tax expense in the quarter in which it was incurred (see the following paragraph). The EAETR was estimated at 26 percent and 30 percent, respectively, for the First Quarter Fiscal 2015 and the First Quarter Fiscal 2014. The lower EAETR for Fiscal Year 2015 is primarily due to the incorporation of the Domestic Production Activities Deduction (DPAD). The tax benefit of DPAD in Fiscal Year 2014 was not incorporated into the EAETR until the third quarter.

Included in the tax provision for the First Quarter Fiscal 2015 is a discrete tax charge of $145, principally to revalue certain state tax assets. The revaluation was the result of implementing a plan (effective June 4, 2014, the first day of Fiscal Year 2015) to restructure the Company’s consolidated subsidiaries from corporations to single member limited liability companies. While the restructuring allows these state tax assets to be fully realized, a re-valuation was necessary because the tax status change gave rise to lower apportionment factor percentages, which upon implementation, lowered the expected tax benefits.

Management periodically assesses the realization of net deferred tax assets based on historical, current and future (expected) operating results. A valuation allowance (VA) is recorded if management believes the Company's net deferred tax assets will not be ultimately realized. In addition, management monitors the realization of any VA closely and may consider its release in the future based on any positive evidence that may become available. The Company does not currently carry any valuation allowances against its deferred tax assets.

The effect of the Final Repair Regulations (issued by the Internal Revenue Service (IRS)) on the Company’s Change in Accounting Method (filed in Fiscal Year 2011) is currently estimated as an unfavorable, immaterial timing difference of under $50, which will be paid prospectively over a four year period. Once the exact amount is determined, the appropriate Forms 3115 will be filed with the IRS to conform the Company’s previous Change in Accounting Method to Final Repair Regulations.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2015, Ended September 23, 2014

The Company’s federal tax return for the year ended May 28, 2013 (Fiscal Year 2013, filed in February 2014) is currently being examined by the IRS. An examination by the IRS of the Company’s federal tax return for the year ended May 31, 2011 (Fiscal Year 2011) was completed in November 2013. The examination resulted in no changes.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Carryforward Exists” in July 2013. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted ASU 2013-11 in the First Quarter Fiscal 2015, which did not require any additional disclosures to be made in these interim Condensed Consolidated Financial Statements.

ASU 2014-09 “Revenue from Contracts with Customers” was issued by FASB in May 2014. This guidance affects an entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. The majority of the Company’s revenue is generated from the sale of restaurant meals, which is point of sale payment and recognition, and therefore no uncertainty surrounds the timing of revenue recognition. The Company has minimal revenue that will be subject to ASU 2014-09, which will be monitored closely for appropriate revenue recognition in accordance with the guidance. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2016, including interim periods therein.

Management reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2015, Ended September 23, 2014

NOTE B — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 23,	June 3,
	2014	2014
	(in thousands)
Land and Improvements	$47,657	$48,056
Buildings	76,393	76,713
Equipment and fixtures	85,892	84,955
Leasehold improvements	19,337	19,318
Capitalized leases	2,727	2,727
Construction in progress	162	162
	232,168	231,931
Accumulated depreciation and amortization	(127,511)	(127,069)
Net property and equipment	$104,657	$104,862

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2015, Ended September 23, 2014

NOTE C — LONG-TERM DEBT

Long term debt consists of the following maturities as of September 23, 2014:

	September 23,	June 3,
	2014	2014
	(in thousands)
Current maturities	$1,814	$1,996	Current maturities

Sep-16	1,658	1,685	Jun-16
Sep-17	1,630	1,616	Jun-17
Sep-18	897	1,164	Jun-18
Sep-19	126	272	Jun-19
Subsequent to September 2019	-	-	Subsequent to June 2019
Long-term maturities	$4,311	$4,737	Long-term maturities

Total long-term debt	$6,125	$6,733	Total long-term debt

Loan Agreement

The Company has three unsecured loans in place, all with the same lending institution, which are currently governed under a three year loan agreement that has been in place since October 31, 2013 (2013 Loan Agreement).

# 1- Construction Loan Facility

The purpose of the Construction Loan Facility is to finance the construction and opening and/or refurbishing of Frisch’s Big Boy restaurants. Funds borrowed are initially governed under the Construction Phase of the Facility, which then must be converted into a Term Loan within six months. The sum of $5,000 is available to be borrowed at any time through October 31, 2016. So long as no default exists, the Company may request the lender’s commitment be increased to $15,000. However, the lender has no obligation to increase its commitment in response to such request.

As of September 23, 2014, the Company had no borrowings in the Construction Phase, and the aggregate outstanding balance of Term Loans was $5,547 ($1,671 is included in current maturities), which is included in the table above. All of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 3.69 percent. These Term Loans are being repaid in 84 equal monthly installments of principal and interest aggregating $205, expiring in various periods ranging from November 2014 through February 2019.

# 2- Revolving Loan Facility

The purpose of the Revolving Loan Facility is to fund working capital needs and for other corporate uses. The sum of $11,000 is available to be borrowed at any time through October 31, 2016. Amounts repaid may be re-borrowed so long as the amount outstanding does not exceed $11,000 at any time. No borrowed funds were outstanding as of September 23, 2014.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2015, Ended September 23, 2014

# 3 - 2011 Term Loan

As of September 23, 2014, the unpaid balance on the 2011 Term Loan (formerly styled as Stock Repurchase Loan) was $579. It is being repaid in equal monthly installments of $13, which includes principal and interest at a fixed 3.56 percent interest rate. The final installment is due July 1, 2018.

Loan Covenants

The 2013 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of September 23, 2014. Compensating balances are not required under the terms of the 2013 Loan Agreement.

Other

None of the Company’s real property is currently encumbered by mortgages.

Fair Values

The fair values of the fixed rate Term Loans within the Construction Loan as shown in the following table are based on fixed rates that would have been available at September 23, 2014 if the loans could have been refinanced with terms similar to the remaining terms under the present Term Loans. The carrying value of substantially all other long-term debt approximates its fair value.

	Carrying Value	Fair Value
	(in thousands)
Term Loans under the Construction Loan	$5,547	$5,636

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2015, Ended September 23, 2014

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable in the Condensed Consolidated Balance Sheet consist of the following:

	September 23, 2014	June 3, 2014
	(in thousands)
Trade and other accounts payable	$4,199	$4,159
Taxes - sales and use, payroll tax withheld from employees	725	882
Utilities	789	681
Gift cards	223	717
Miscellaneous employee withholding	491	373
Dividends	1,024	-
Total accounts payable	$7,451	$6,812

Accrued expenses in the Condensed Consolidated Balance Sheet consist of the following:

	September 23, 2014	June 3, 2014
	(in thousands)
Salaries, wages and related expenses	$4,649	$4,580
Accrued incentive compensation and other related expenses	1,170	1,748
Accrued property taxes	1,833	1,881
Other accrued expenses	1,242	1,110
Total accrued expenses	$8,894	$9,319

NOTE E - SHAREHOLDERS' EQUITY/CAPITAL STOCK

Outstanding and Exercisable Options

The changes in outstanding and exercisable options under both the 1993 Stock Option Plan (1993 Plan) and the 2003 Stock Option and Incentive Plan (2003 Plan) are shown below as of September 23, 2014:

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2015, Ended September 23, 2014

	No. of Shares	Weighted Avg. Price Per Share	Weighted Avg. Remaining Contractual Term		Aggregate Intrinsic Value
					(in thousands)
Outstanding at beginning of year	56,501	$18.73
Granted	—
Exercised	(9,500)	$18.19
Forfeited or expired	(6,834)	$30.13

Outstanding at end of quarter	40,167	$16.92	3.26	years	$505

Exercisable at end of quarter	40,167	$16.92	3.26	years	$505

All of the option shares shown in the above table as having expired during the First Quarter Fiscal 2015 were originally granted under the 1993 Plan. Their expiration on June 8, 2014 effectively terminated the 1993 Plan. The intrinsic value of stock options exercised during the First Quarter Fiscal 2015 amounted to $64.

Dividends

Regular quarterly cash dividends paid to shareholders during the First Quarter Fiscal 2015 amounted to $919 or $0.18 per share. In addition, a $0.20 per share dividend was declared on September 12, 2014. Its payment of $1,024 on October 10, 2014 (included in accounts payable at September 23, 2014) was the 215th consecutive quarterly cash dividend (a period of 54 years) paid by the Company.

Earnings Per Share

Basic earnings per share (EPS) calculations are based on the weighted average number of outstanding common shares during the period presented. Diluted EPS includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Used for Basic EPS		Used for Diluted EPS
16 weeks ended:	Weighted Avg. Shares Outstanding	Stock Equivalents	Shares Outstanding

September 23, 2014	5,108,091	13,671	5,121,762
September 17, 2013	5,071,658	9,611	5,081,269

Excluded from the calculations above (because the effect was anti-dilutive), were stock options to purchase 29,834 shares during the First Quarter Fiscal 2014. No stock options were excluded from the calculation for the First Quarter Fiscal 2015.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2015, Ended September 23, 2014

Share-Based Payment (Compensation Cost)

The fair value of restricted stock issued (one year vesting) is recognized as compensation cost on a straight-line basis over the vesting period of the awards. No stock options have been awarded since June 2010. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the Condensed Consolidated Statement of Earnings.

	16 weeks ended
	September 23,	September 17,
	2014	2013
	(in thousands)
Restricted stock issued October 2013 ($320)	$98	$-
Restricted stock issued October 2012 ($320)	-	98
Share-based compensation cost, pretax	98	98
Tax benefit	(33)	(33)
Share-based compensation cost, net of tax	$65	$65

Effect on basic earnings per share	$0.01	$0.01
Effect on diluted earnings per share	$0.01	$0.01

Unrecognized pretax compensation cost related to restricted stock awards amounted to $25 as of September 23, 2014, which is expected to be recognized over a weighted average period of 0.08 years.

Unrestricted stock awarded under the 2012 Stock Option and Incentive Plan ($221 in June 2014 - 9,685 shares) was accrued as incentive compensation in Fiscal Year 2014. Incentive compensation for unrestricted stock is also being accrued in Fiscal Year 2015 - $68 through the 16 week period ended September 23, 2014. Unrestricted stock accruals are not included in the above table.

Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan. Compensation costs related to the Employee Stock Purchase Plan are determined at the end of each semi-annual offering period – October 31 and April 30.

NOTE F - PENSION PLANS

The Company sponsors the Frisch’s Restaurants, Inc. Pension Plan, a qualified defined benefit pension plan (DB Plan) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for the retirement plans is shown in the table that follows:

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2015, Ended September 23, 2014

	16 weeks ended
Net periodic pension cost components	September 23, 2014	September 17, 2013
	(in thousands)
Service cost	$432	$499
Interest cost	458	559
Expected return on plan assets	(823)	(744)
Amortization of prior service (credit) cost	(3)	(2)
Recognized net actuarial loss	17	261
Net periodic pension cost	$81	$573

Weighted average discount rate	3.90%	4.40%
Weighted average rate of compensation increase	2.10%	4.00%
Weighted average expected long-term rate of return on plan assets	7.25%	7.25%

Net periodic pension cost for Fiscal Year 2015 is currently expected to approximate $263. Net periodic pension cost for Fiscal Year 2014 was $1,863. The primary drivers of the 86 percent decrease over Fiscal Year 2014 are a significantly higher actual return on plan assets experienced during Fiscal Year 2014, changes in certain demographic assumptions (the result of an actuarial experience study conducted in October 2013) and a change in salary scale assumptions to a weighted average based graded rate.

Although no minimum contributions are required to be made to the DB Plan for the plan year ending May 31, 2015, management currently anticipates contributing up to $2,000 over the course of Fiscal Year 2015. No pension contributions were made during the First Quarter Fiscal 2015.

NOTE G – EXECUTIVE SAVINGS PLAN

The Company sponsors a non-qualified saving plan – Frisch’s Executive Savings Plan (FESP) for “highly compensated employees” (HCEs). Fair value measurements are used for recording the assets in the Frisch's Executive Savings Plan (FESP). Assets of the plan are grouped into a three-level hierarchy for valuation techniques used to measure the fair values of the assets. These levels are:

•	Level 1 – Quoted prices in active markets for identical assets

•	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2015, Ended September 23, 2014

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.

The fair values of all FESP assets are determined based on quoted market prices and are classified within Level 1 of the fair value hierarchy:

	September 23, 2014	June 3, 2014
	(in thousands)
	Level 1	Level 1

Money market funds	$474	$449
Mutual funds	1,539	1,542
Foreign equity mutual funds	312	311
Taxable bond mutual funds	846	740
Large blend target date mutual funds	549	523
Total (1)	$3,720	$3,565

(1)	Of these totals, $3,204 and $3,064 respectively, was included in “Other Long term assets” as of September 23, 2014 and June 3, 2014, and $516 and $501 respectively, was included in current assets under the caption “Prepaid expenses, sundry deposits and other” as of September 23, 2014 and June 3, 2014.

NOTE H - LITIGATION AND CONTINGENCIES

Litigation

Employees, customers and other parties bring various claims and suits against the Company from time to time in the ordinary course of business. Claims made by employees are subject to workers' compensation insurance or are covered generally by employment practices liability insurance. Claims made by customers are covered by general and product liability insurance. All insurance policies are subject to retention and coverage limits. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes presently that the resolution of claims currently outstanding as of September 23, 2014, whether or not covered by insurance, will not result in a material adverse effect upon the Company's earnings, cash flows or financial position. Management believes that adequate provisions for expected losses not covered by insurance are included in these interim Condensed Consolidated Financial Statements. However, management is not presently able to assess the risk and potential for damages associated with a complaint filed in 2012 by a former employee (plaintiff) that asserts various claims including assault, negligence, sexual harassment and a hostile work environment, all stemming from the plaintiff’s employment in 1995. The Company firmly denies all the allegations and is defending the matter vigorously.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2015, Ended September 23, 2014

Contingent Liabilities

The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the restaurant operations to GCC. The amount remaining under contingent lease obligations totaled $6,117 as of September 23, 2014, for which the aggregate average annual lease payments approximate $671 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company. Additionally, the Company would generally have the right to re-assign the leases in the event GCC should default.

NOTE I — OTHER COMPREHENSIVE INCOME

The following table shows the income statement line to which items (all relating to the Company sponsored defined benefit pension plan) reclassified out of accumulated other comprehensive loss were charged, and the related tax effect:

	16 weeks ended
	September 23, 2014	September 17, 2013
	(in thousands)
Amortization of pretax amounts included in net periodic pension expense
Included in Cost of Sales	$13	$240
Included in Administrative and Advertising Expense	1	19
Total reclassification (pretax) (1)	14	259
Income tax benefit	(4)	(88)
Total reclassification (net of tax)	$10	$171

(1) Amounts on this line were included in the computation of net periodic pension expense as a net of two components: amortization of prior service credit of $3 and recognized net actuarial loss of $17 for September 23, 2014, and amortization of prior service credit of $2 and recognized net actuarial loss of $261 for September 17, 2013. (See NOTE F - PENSION PLANS).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

First Quarter Fiscal 2015, Ended September 23, 2014

The following table represents changes in accumulated other comprehensive loss (all of which is from the Company sponsored pension plan), net of tax, for the First Quarter Fiscal 2015:

Accumulated Other Comprehensive Loss	September 23, 2014
(in thousands)
Balance in Accumulated Other Comprehensive Loss on June 3, 2014	$174

Amount reclassified from accumulated other comprehensive loss	(10)
Net other comprehensive (income) loss	(10)

Balance in Accumulated Other Comprehensive Loss on September 23, 2014	$164

ITEM 2. MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

SAFE HARBOR STATEMENT under the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995

Forward-looking statements are contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Such statements may generally express management’s expectations with respect to its plans, goals and projections, or its current assumptions and beliefs concerning future developments and their potential effect on the Company. There can be no assurances that such expectations will be met or that future developments will not conflict with management’s current beliefs and assumptions, which are inherently subject to the occurrence of adverse events associated with numerous risks and other uncertainties. Factors that could cause actual results and performance to differ materially from anticipated results that may be expressed or implied in forward-looking statements are included in, but not limited to, the discussion in "Risk Factors" that may be found in this Form 10-Q under Part II, Item 1A. and as set forth in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2014.

Sentences that contain words such as “should,” “would,” “could,” “may,” “plan(s),” “anticipate(s),” “project(s),” “believe(s),” “will,” “expect(s),” “estimate(s),” “intend(s),” “continue(s),” “assumption(s),” “goal(s),” “target(s)” and similar words (or derivatives thereof) are generally used to distinguish “forward-looking statements” from historical or present facts.

All forward-looking information in this MD&A is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995. Such forward-looking information should be evaluated in the context of all risk factors, which readers should review carefully and not place undue reliance on management’s forward-looking statements. Except as may be required by law, the Company disclaims any obligation to update any of the forward-looking statements that may be contained in this MD&A.

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

Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name "Frisch's Big Boy." As of September 23, 2014, 95 Frisch's Big Boy restaurants were owned and operated by the Company, which are located in various regions of Ohio, Kentucky and Indiana. The Company also licenses 26 Frisch's Big Boy restaurants to other operators who pay franchise and other fees to the Company.

The Company’s First Quarter Fiscal 2015 consists of the 16 weeks ended September 23, 2014, and compares with the 16 weeks ended September 17, 2013, which constituted the First Quarter Fiscal 2014. The first quarter of the Company's fiscal year normally accounts for a disproportionate share of annual revenue and net earnings because it contains 16 weeks, whereas the following three quarters normally contain only 12 weeks each. References to Fiscal Year 2015 refer to the 52 week year that will end on June 2, 2015. References to Fiscal Year 2014 refer to the 53 week year that ended June 3, 2014 (the fourth quarter had 13 weeks).

The following table recaps the Company's earnings components:

	First Quarter
	2015	2014
	(in thousands, except per share data)
Earnings before income taxes	$3,740	$2,732
Net Earnings	$2,623	$1,912
Diluted net EPS	$0.51	$0.38

Weighted average diluted shares outstanding	5,122	5,081

Factors having a notable effect on pretax earnings when comparing the First Quarter Fiscal 2015 with the First Quarter Fiscal 2014:

•	Consolidated restaurant sales were $62,583 in the First Quarter Fiscal 2015 versus $61,237 in the First Quarter Fiscal 2014. The increase includes the effects of a 1.8 percent same store sales increase and changes from restaurant openings and closings - one new restaurant opened in December 2013 and one restaurant closed in July 2014.

•	As a percentage of sales, food costs increased from 33.2 percent to 33.9 percent, driven by soaring hamburger costs. This increase was mostly offset by a reduction in payroll and related costs, which improved to 34.7 percent of sales from 35.3 percent in the First Quarter Fiscal 2014.

•	Gains and losses on the sale of real estate – a gain of $1,405 was recorded in the First Quarter Fiscal 2015 from the sale of a Frisch’s Big Boy restaurant that ceased operating in July 2014. A net gain of $67 was recorded in the First Quarter Fiscal 2014 from the sales of a former Frisch’s Big Boy restaurant and certain excess property.

•	A non-cash impairment of assets charge of $418 was recorded during the First Quarter Fiscal 2015 to lower the estimated fair value of certain property that is not used in operations.

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

	First Quarter
	2015	2014
	(in thousands)
Frisch's Big Boy restaurants operated by the Company	$59,011	$57,845
Wholesale sales to licensees	3,196	3,020
Wholesale sales to groceries	376	372
Total sales	$62,583	$61,237

Frisch's Big Boy restaurant sales shown in the above table include a same store sales increase of 1.8 percent in the First Quarter 2015 (on a customer count decrease of 1.1 percent) over the First Quarter Fiscal 2014. The same store sales comparison includes the effect of three menu price increases, implemented respectively in September 2013 (1.1 percent), February 2014 (1.5 percent) and September 2014 (1.2 percent). Additional menu price increases are being planned for December 2014 and February 2015.

The Company operated 95 Frisch's Big Boy restaurants as of September 23, 2014. The count of 95 includes the following changes since the beginning of Fiscal Year 2014 (June 2013), when the count also stood at 95 Frisch's Big Boy restaurants:

•	July 2014 – closed a restaurant in Columbus, Ohio

•	December 2013 – opened a new restaurant in Lexington, Kentucky

At this time, no new restaurant construction has been scheduled for Fiscal Year 2015.

When the final rule for menu labeling is released by the U.S. Food and Drug Administration, the Company will have at least six months to publish nutritional information on its menus. Sales volumes could be adversely affected if customers’ dining selections change significantly.

Restaurant Operating Income

The determination of restaurant operating income is shown with operating percentages in the following table. The table is intended to supplement the cost of sales discussion that follows. Cost of sales is comprised of food and paper costs, payroll and related costs, and other operating costs.

	First Quarter
	2015	2014

Sales	100.0%	100.0%
Food and Paper	33.9%	33.2%
Payroll and Related	34.7%	35.3%
Other Operating Costs	21.2%	21.3%
Restaurant operating income	10.2%	10.2%

The cost of food continues to escalate at all-time high levels, especially proteins – beef, pork and chicken. The cost of hamburger in particular soared through the summer of 2014. And as hamburger and bacon have the greatest consumption of all items in the Company’s menu mix, the food cost percentage in the First Quarter Fiscal 2015 rose 0.7 points above the percentage for the First Quarter Fiscal 2014. The effect of commodity price increases is managed actively with changes to the menu mix, together with periodic increases in menu prices.

The decrease in payroll and related costs (as a percentage of sales) shown in the above table was driven primarily by the combination of much lower pension costs, higher menu prices charged to customers, and to a lesser extent, the continuation of reductions in labor hours commensurate with lower customer counts.

Net periodic pension cost was $81 and $573 respectively, in the First Quarter Fiscal 2015 and the First Quarter Fiscal 2014. Net periodic pension cost for Fiscal Year 2015 is currently expected to be in the range of $260 to $270. Net periodic pension cost for Fiscal Year 2014 was $1,863. The expected decrease of 86 percent in net periodic pension costs for Fiscal Year 2015 is due to significantly higher actual returns on plan assets in Fiscal Year 2014, changes in demographic assumptions and a change in salary scale assumptions to a weighted average based graded rate.

Medical insurance rates continue to be at all-time highs. The employer side of the Affordable Care Act goes into effect on January 1, 2015, which will increase medical insurance premiums to even higher levels. Among other planned responses, employees will be required to contribute more than the 20 percent of premium cost which they have paid historically.

The decrease in payroll and related cost percentages in the above table notwithstanding, payroll and related costs continue to be adversely affected by mandated increases in the minimum wage. In Ohio, where roughly two-thirds of the Company’s payroll costs are incurred, the minimum wage for non-tipped employees is scheduled to increase from $7.95 per hour to $8.10 on January 1, 2015. For tipped employees, the Ohio minimum wage will increase on January 1, 2015 from $3.98 per hour to $4.05. The higher mandated pay rates that are effective January 1, 2015 will increase Ohio payroll annually by approximately $220,000, which will likely result in further reductions in scheduled labor hours. Once the higher rates are in effect, Ohio’s minimum wage will have risen 57 percent and 90 percent respectively, for non-tipped and tipped employees, since 2007.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, abandonment losses, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, new restaurant opening costs and many other restaurant operating costs. As expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store sales levels. In other words, percentages will generally decrease when sales increase and percentages will generally increase when sales decrease. Other operating costs also include fees for processing the issuance of the Company’s gift cards in supermarket outlets. The Company withdrew from the program in June 2014. Fees in the First Quarter Fiscal 2015 amounted to $29, a reduction of $179 from the First Quarter Fiscal 2014.

Operating Income

To arrive at the measure of operating profit, administrative and advertising expense is subtracted from restaurant operating income, while the line item for franchise fees and other revenue is added to it. Gains and losses from the sale of real property (if any) are then respectively added or subtracted. Charges for impairment of assets (if any) are also subtracted from restaurant operating income to arrive at the measure of operating income.

Administrative and advertising expense increased $203 in the First Quarter Fiscal 2015 when compared with the First Quarter Fiscal 2014. Higher fees for legal and audit services, together with higher accruals for officers’ incentive compensation are the principal reasons for the increase.

Revenue from franchise fees is based upon sales volumes generated by Frisch's Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of September 23, 2014, 26 Frisch's Big Boy restaurants were licensed to other operators and paying franchise fees to the Company, including one that opened for business in August 2014 in Ironton, Ohio. No licensed Frisch's Big Boy restaurants closed during any of the periods presented in this MD&A. Other revenue also includes certain other fees earned from Frisch's Big Boy restaurants licensed to others along with minor amounts of rent and investment income.

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

The gain of $1,405 reported during the First Quarter Fiscal 2015 resulted from the July 2014 sale of a Frisch’s Big Boy restaurant that had ceased operations shortly before its sale. The gain of $67 reported during the First Quarter 2014 resulted primarily from the September 2013 sale of certain excess real estate, as offset by a small loss on the July 2013 sale of a former Frisch’s Big Boy restaurant.

A non-cash impairment of assets charge of $418 was recorded in the First Quarter Fiscal 2015. The impairment charge lowered the previous estimate of the fair value of certain property that is not used in operations, which has been held for sale for several years. The impairment was based on lowering the asking price for the property to facilitate an expeditious sale. There were no charges recorded for non-cash impairment of long-lived assets in the First Quarter 2014.

Interest Expense

Interest expense decreased $104 in the First Quarter 2015 when compared with the First Quarter Fiscal 2014. The decrease is primarily the result of lower debt levels than a year ago.

Income Tax Expense

The Estimated Annual Effective Tax Rate (EAETR) for Fiscal Year 2015 is 26 percent. The EAETR as of the end of the First Quarter Fiscal 2014 was 30 percent. This year’s lower EAETR is primarily due to the effect of the Domestic Production Activities Deduction (DPAD). The tax benefit from DPAD was not incorporated into last year’s EAETR until the third quarter. The overall Effective Tax Rate (ETR) is 29.9 percent for the First Quarter Fiscal 2015, which includes discrete income tax expense of $145. The discrete charge is principally due to the revaluation of certain state tax assets. The revaluation was the result of the implementation of a plan to restructure the Company’s consolidated subsidiaries from corporations to single member LLCs. While the restructuring allows these state tax assets to be fully realized, the revaluation was necessary because the tax status change gave rise to lower apportionment factor percentages, which in turn lowered the expected tax benefits.

The Company’s federal income tax return for the year ended May 28, 2013 (Fiscal Year 2013, filed in February 2014) is now under examination by the Internal Revenue Service (IRS). Amended federal income tax returns for Fiscal Years 2011, 2012 and 2013 were filed in the fourth quarter of Fiscal Year 2014 to take advantage of the DPAD. Expected refunds of $399 for Fiscal Years 2011 and 2012 were received during the First Quarter Fiscal 2015. The $294 refund expected for Fiscal Year 2013 will not be processed by the IRS until its examination of that year’s tax return has been completed.

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

Working Capital Practices

The Company has historically maintained a strategic negative working capital position, which is a common practice in the restaurant industry. As significant cash flows are provided consistently by operations and credit lines are readily available, this practice should not hinder the Company’s ability to satisfactorily retire any of its obligations when due.

The working capital deficit was $3,006 as of September 24, 2013, which is a decrease of $1,499 from June 3, 2014 when the deficit was $4,505. Most of the improvement is due to higher levels of cash on hand, primarily the result of lower capital spending.

A financing package of unsecured credit facilities is available under the Company’s 2013 Loan Agreement. Under the 2013 Loan Agreement (expires October 31, 2016), the Company has $11,000 available to be borrowed for working capital needs and $5,000 is available for construction purposes. The Company is in full compliance with the covenants contained in the 2013 Loan Agreement.

Operating Activities

Net cash provided by operations was $4,296 during the First Quarter 2015, which compares with $6,554 in the First Quarter 2014. Normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from quarter to quarter, account for most of the change. Management measures cash flows from operations by simply adding back certain non-cash expenses to net earnings. These non-cash expenses include items such as depreciation, gains and losses on dispositions of assets, charges for impairment of long-lived assets (if any), stock based compensation costs and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $5,054 in the First Quarter 2015 and $5,288 in the First Quarter 2014.

Contributions to the defined benefit pension plan that is sponsored by the Company are currently projected to be $2,000 in Fiscal Year 2015, none of which was contributed during the First Quarter 2015.

Investing Activities

Capital spending is the principal component of investing activities. Capital spending was $3,582 during the First Quarter 2015, a decrease of $1,230 from the First Quarter 2014. Capital expenditures typically consist of site acquisitions for expansion, new restaurant construction, plus on-going reinvestments in existing restaurants including remodeling jobs, routine equipment replacements and other maintenance capital outlays.

Proceeds from the disposition of property amounted to $1,968 during the First Quarter 2015, consisting of $1,963 in real property and $5 from transactions to sell used equipment and /or other operating assets. The proceeds from the disposition of real property was from the July 2014 sale of a Frisch's Big Boy restaurant that had ceased operating shortly before its sale. Proceeds of $544 in the First Quarter 2014 arose principally from the July 2013 sale of a former Frisch’s Big Boy restaurant and the September 2013 sale of certain excess property.

Two former Golden Corral restaurants (permanently closed August 2011) and seven other pieces of surplus land were held for sale as of September 23, 2014 at an aggregate asking price of approximately $4,300.

Financing Activities

No new borrowing against credit lines was necessary during the First Quarter 2015. Scheduled and other payments of long-term debt and capital lease obligations amounted to $669 during the First Quarter 2015.

Regular quarterly cash dividends paid to shareholders during the First Quarter 2015 amounted to $919 or $0.18 per share. In addition, a $0.20 per share dividend was declared on September 12, 2014. Its payment of $1,024 on October 10, 2014 was the 215th consecutive quarterly dividend (a period of 54 years) paid by the Company. For the foreseeable future, the Company expects to continue its practice of paying regular quarterly cash dividends.

During the First Quarter 2015, 9,500 shares of the Company’s common stock were re-issued from the Company’s treasury pursuant to the exercise of stock options. The aggregate strike price was $173, all of which was received by the Company in cash, including $156 directly from the holders of the options with the remainder settled through a broker pursuant to “cashless” exercises.

As of September 23, 2014, 40,167 shares granted under the Company’s stock option plans remained outstanding.. The weighted average exercise price is $16.92 per share. The closing price of the Company’s stock on September 23, 2014 was $29.49 per share. All of the outstanding shares are fully vested and are “In the Money”, the intrinsic value which was $505. If all outstanding shares were to be exercised, proceeds to the Company would amount to $680. No stock options have been granted since June 2010.

The fair value of restricted stock issued (one year vesting) is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the consolidated statement of earnings.

On October 22, 2014, 10,773 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 1,539 restricted shares was granted to the CEO pursuant to the terms of his employment contract. The total fair value of the awards amounted to $320, which will be expensed ratably over a one year vesting period, beginning in the Second Quarter Fiscal 2015.

On October 2, 2013, 11,984 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 1,712 restricted shares was granted to the CEO. The total fair value of restricted shares awarded in October 2013 also amounted to $320, of which $98 was expensed during the First Quarter Fiscal 2015. During the First Quarter Fiscal 2014, $98 was also expensed for restricted stock that had been awarded in October 2012.

In June 2014, a group of executive officers (excluding the CEO) and other key employees was granted an aggregate award of 9,685 unrestricted shares of the Company's common stock, which were re-issued from the Company’s treasury. The total fair value of the June 2014 award amounted to $221, which had been accrued as performance awards in Fiscal Year 2014. Performance awards for unrestricted stock are also being accrued in Fiscal Year 2015. In addition, 2,389 shares were re-issued (1,309 to the CEO) from the Company’s treasury (fair value $55) during the First Quarter Fiscal 2015 in connection with employees’ bonuses that had also been accrued in Fiscal Year 2014.

On July 25, 2012, the Board of Directors authorized the purchase over a three year period, on the open market and in transactions negotiated privately, up to 450,000 shares of the Company’s common stock. No shares were acquired under the program during the First Quarter 2015.

Separate from the repurchase program, the Company’s treasury acquired 2,736 shares of its common stock in the First Quarter 2015 at a cost of $62 to cover withholding tax obligations in connection with unrestricted stock awards.

Other Information

No new Frisch's Big Boy restaurants opened for business during the First Quarter 2015, and none are currently under construction. Although there are no contracts currently pending to acquire or lease land on which to build, the Company owns five land tracts at various locations in Ohio, Kentucky and Indiana for which development has been deferred for the time being.

Approximately one-fifth of the Frisch's Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with those of newly constructed restaurants. Depending on age and other factors, the current average cost budgeted to remodel a Frisch's Big Boy restaurant in Fiscal Year 2015 ranges from $100 to $200. The Fiscal Year 2015 remodeling budget is $3,180 for 22 planned remodel jobs. Eight of the 22 scheduled remodel jobs were either completed during the First Quarter of Fiscal 2015 or were under construction when the quarter ended.

The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the restaurants to GCC. The amount remaining under contingent lease obligations totaled $6,117 as of September 23, 2014, for which the aggregate average annual lease payments approximate $671 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.

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

Self-Insurance

Subject to a two year cycle, the Company self-insures a significant portion of expected losses from its workers’ compensation program in the state of Ohio. Insurance coverage is purchased from an insurance company for protection against individual claims in excess of $400 ($300 prior to June 4, 2014).

An actuarial consulting company provided an independent estimate of the Company's required unpaid loss and allocated loss adjustment expense for accidents occurring from the inception of the Company's self-insurance program through June 3, 2014, (the end of Fiscal Year 2014). As the expected value estimates provided by the actuarial consulting firm were developed over the range of reasonably possible (as opposed to all conceivable) outcomes, unexpected case developments could result in actual costs differing materially from estimated values presently carried in the self-insurance reserves. Until the actuarial consulting firm provides its independent estimate of the claims values as of June 2, 2015 (the end of Fiscal Year 2015), management will continue to monitor claim data as presented by the third party administrator (TPA) of the program and will only make interim period adjustments to the self-insurance reserves if a catastrophic claim is incurred during the current fiscal year or if actual payments of claims differ significantly from the expected payment patterns that have been developed by the actuarial consulting firm.

The actuarial consulting firm also provided forward estimates (based on historical claims data) of the ultimate value of claims that will be incurred during ensuing fiscal years. Management used the actuarial consulting firm’s forward estimates to build the claims reserve for Fiscal Year 2014 and is using the firm’s forward estimate to build the claims reserve for Fiscal Year 2015.

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

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expense between financial reporting and tax statutes. Deferred tax accounting requires management to evaluate deferred tax assets, including net operating loss carry forwards. These evaluations entail complex projections that require considerable judgment and are ultimately subject to future changes in tax laws including changes in tax rates. Part of the evaluation requires management to assess whether deferred tax assets will more likely than not be realized on a future tax return. If management’s evaluation determines that it is more likely that such deferred tax assets will not be realized, a valuation allowance will be recorded.

ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISKS

Conditions in the financial and commodity markets are subject to change at any time.

Management believes that the Company has no significant market risk exposure to interest rate changes. All of the Company’s debt is currently financed with fixed interest rates, or will be converted to fixed rate term loans in the next six months. The Company does not currently use derivative financial instruments to manage its exposure to changes in interest rates. Any cash equivalents maintained by the Company have original maturities of 90 days or less. Cash may be in excess of FDIC limits. The Company does not use any foreign currency in its operations.

Operations are vertically integrated, using centralized purchasing and food preparation, provided through the Company’s commissary and food manufacturing plant. Management believes the commissary operation ensures uniform product quality and safety, timeliness of distribution to restaurants and creates efficiencies that ultimately result in lower food and supply costs.

Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside of management’s control, including import and export restrictions, the influence of currency markets relative to the U.S dollar, the effects of supply versus demand in the market place, production levels and the impact that adverse weather conditions may have on crop yields.

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

ITEM 4. CONTROLS and PROCEDURES

a)Effectiveness of Disclosure Controls and Procedures. The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 23, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information that would be required to be disclosed in the Company’s Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) would be accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

b)Changes in Internal Control over Financial Reporting. As part of their review and evaluation of the Company's disclosure controls and procedures, the Company's CEO and CFO concluded that there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) during the fiscal quarter ended September 23, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion under "Part I, Item 3.Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended June 3, 2014 regarding the October 2012 complaint filed in Boone County Circuit Court, Burlington, Kentucky. Written discovery has been completed and the Company has taken the depositions of certain fact witnesses. The deposition of the plaintiff had not been taken as of September 23, 2014. The Company continues to deny all allegations and is defending the matter vigorously.

ITEM 1A. RISK FACTORS

Operational and other risks and uncertainties that face the Company were set forth in Part I Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2014. There have been no material changes in the risks from those that were disclosed in that Form 10-K.

The materialization of events associated with risks disclosed in the Form 10-K for the fiscal year ended June 3, 2014 together with those risks that were not specifically listed or those that are unforeseen at the present time, could result in significant adverse effects on the Company’s financial position, results of operations and cash flows, which could include the permanent closure of any affected restaurant(s) with an impairment of assets charge taken against earnings, and could adversely affect the price at which shares of the Company’s common stock trade.

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

(c) Issuer Purchases of Equity Securities

On July 25, 2012, the Board of Directors authorized the Company to purchase, on the open market and in transactions negotiated privately, up to 450,000 shares of its common stock. The authorization allows for purchases over a three year period that will end on July 25, 2015. The following table shows information pertaining to the Company’s repurchases of its common stock during the First Quarter 2015, which ended September 23, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number fo Shares that May Yet Be Purchased Under the Program
June 4, 2014 to July 1, 2014 (1)	2,736	$22.87	-	237,071
July 2, 2014 to July 29, 2014	-	$-	-	237,071
July 30, 2014 to August 26, 2014	-	$-	-	237,071
August 27, 2014 to September 23, 2014	-	$-	-	237,071
Total	2,736	$22.87	-	237,071

(1) Shares re-acquired to cover employee withholding tax obligations in connection with the issuance of common stock pursuant to unrestricted stock awards granted on June 18, 2014.

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

FRISCH’S RESTAURANTS, INC.
(Registrant)
DATE: October 30, 2014
	BY	/s/ Mark R. Lanning
Mark R. Lanning
Vice President – Finance and Chief Financial Officer,
Principal Financial Officer
Principal Accounting Officer

