Form 10-Q
period 2014-12-16
FRISCHS RESTAURANTS INC
filed 2015-03-13
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED DECEMBER 16, 2014

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

There were 5,131,579 shares outstanding of the issuer’s no par common stock, as of February 26, 2015.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

	28 weeks ended		12 weeks ended
	December 16,	December 10,	December 16,	December 10,
	2014	2013	2014	2013
	(in thousands, except per share data)

Sales	$114,599	$110,453	$52,016	$49,217

Cost of sales
Food and paper	38,877	36,703	17,676	16,353
Payroll and related	39,244	38,720	17,495	17,087
Other operating costs	23,162	22,993	9,919	9,962

Total cost of Sales	101,283	98,416	45,090	43,402

Restaurant operating income	13,316	12,037	6,926	5,815

Administrative and advertising	7,685	6,582	3,715	2,853
Franchise fees and other revenue, net	(799)	(782)	(355)	(358)
Loss (gain) on sale of real property	(1,405)	(67)	-	-
Impairment of long-lived assets	630	-	212	-

Operating income	7,205	6,304	3,354	3,320

Interest expense	235	350	124	135

Earnings before income taxes	6,970	5,954	3,230	3,185

Income taxes	1,883	1,668	766	835

NET EARNINGS	$5,087	$4,286	$2,464	$2,350

Basic net earnings per share	$0.99	$0.84	$0.48	$0.46

Diluted net earnings per share	$0.99	$0.84	$0.48	$0.46

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	28 weeks ended		12 weeks ended
	December 16,	December 10,	December 16,	December 10,
	2014	2013	2014	2013
	(in thousands)

Net earnings	$5,087	$4,286	$2,464	$2,350

Other comprehensive income
Amortization of amounts included in net periodic pension expense	25	454	11	195
Tax effect	(8)	(154)	(4)	(66)
Total other comprehensive income	17	300	7	129

Comprehensive income	$5,104	$4,586	$2,471	$2,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

ASSETS

	December 16,	June 3,
	2014	2014
	(unaudited)
	(in thousands)
Current Assets
Cash and equivalents	$1,138	$1,124
Trade and other accounts receivable	1,923	1,900
Inventories	6,481	5,637
Prepaid expenses, sundry deposits and other	1,942	1,260
Deferred income taxes and other tax receivables	2,278	3,393
Total current assets	13,762	13,314

Property and Equipment	233,421	231,931
Accumulated depreciation and amortization	(129,176)	(127,069)
Net property and equipment	104,245	104,862

Other Assets
Goodwill and other intangible assets	772	773
Real property not used in operations	6,114	6,744
Other	3,421	3,261
Total other assets	10,307	10,778

Total assets	$128,314	$128,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 16,	June 3,
	2014	2014
	(unaudited)
	(in thousands, except share data)
Current Liabilities
Long-term debt, current maturities	$815	$1,996
Accounts payable	8,801	7,594
Accrued expenses	9,375	9,319
Total current liabilities	18,991	18,909

Long-Term Obligations
Long-term debt, less current maturities	1,662	4,737
Deferred income taxes	2,643	2,340
Underfunded pension obligation	1,233	1,867
Deferred compensation	3,786	3,617
Other long-term obligations	4,030	4,231
Total long-term obligations	13,354	16,792

Shareholders’ Equity
Preferred stock - 3,000,000 shares authorized without par value; none issued	—	—
Common stock - 12,000,000 shares authorized without par value; 7,586,764 and 7,586,764 shares issued - stated value - $1.00	7,587	7,587
Additional contributed capital	69,598	69,513
	77,185	77,100

Accumulated other comprehensive loss	(157)	(174)
Retained earnings	57,826	55,708
	57,669	55,534

Common stock in treasury (2,455,185 and 2,487,752 shares)	(38,885)	(39,381)
Total shareholders’ equity	95,969	93,253

Total liabilities and shareholders’ equity	$128,314	$128,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

28 weeks ended December 16, 2014

(Unaudited)

	Common stock at $1 per share -	Additional	Accumulated other
	Shares and amount	contributed capital	comprehensive income (loss)	Retained Earnings	Treasury shares	Total
	(in thousands, except per share data)

Balance at June 3, 2014	$7,587	$69,513	$(174)	$55,708	$(39,381)	$93,253

Net earnings for 28 weeks	—	—	—	5,087	—	5,087
Other comprehensive income, net of tax	—	—	17	—	—	17
Stock options exercised	—	18	—	—	173	191
Issuance of restricted stock	—	(195)	—	—	195	—
Excess tax benefit from stock options exercised	—	7	—	—	—	7
Stock-based compensation cost	—	172	—	—	—	172
Treasury shares acquired	—	—	—	—	(62)	(62)
Other treasury shares re-issued	—	87	—	—	190	277
Employee stock purchase plan	—	(4)	—	—	—	(4)
Cash dividends - $0.58 per share	—	—	—	(2,969)	—	(2,969)

Balance at December 16, 2014	$7,587	$69,598	$(157)	$57,826	$(38,885)	$95,969

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	28 weeks ended
	December 16,	December 10,
	2014	2013
	(in thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$5,087	$4,286
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	5,622	5,663
(Gain) loss on disposition of assets, including abandonment losses	(1,364)	13
Impairment of long-lived assets	630	-
Stock-based compensation expense	172	173
Net periodic pension cost	142	1,004
Contributions to pension plans	(750)	(1,000)
	9,539	10,139
Changes in assets and liabilities:
Trade and other receivables, net	(22)	(87)
Inventories	(845)	(813)
Prepaid expenses, sundry deposits and other	(684)	(289)
Other assets	14	(94)
Prepaid and deferred income taxes	1,418	924
Excess tax benefit from stock based compensation	(7)	(9)
Accounts payable	181	3,059
Accrued and other expenses	165	(136)
Other long-term obligations	(202)	37
Deferred compensation	169	318
	187	2,910

Net cash provided by operating activities	9,726	13,049

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(5,597)	(9,562)
Proceeds from disposition of property	1,973	554
Change in other assets	(173)	(436)
Net cash (used in) investing activities	(3,797)	(9,444)

	28 weeks ended
	December 16,	December 10,
	2014	2013
	(in thousands)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	—	2,000
Payment of long-term debt and capital lease obligations	(4,381)	(6,877)
Cash dividends paid	(1,943)	(1,726)
Proceeds from stock options exercised	191	64
Excess tax benefit from stock options exercised	7	9
Treasury shares acquired	(62)	(105)
Other treasury shares re-issued	277	286
Employee stock purchase plan	(4)	(36)
Net cash (used in) financing activities	(5,915)	(6,385)

Net increase (decrease) in cash and equivalents	14	(2,780)
Cash and equivalents at beginning of year	1,124	2,935
Cash and equivalents at end of quarter	$1,138	$155

Supplemental disclosures:
Interest paid	$234	$424
Income taxes paid	$888	$745
Income taxes refunded	$421	$-
Dividends declared but not paid	$1,026	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

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

Immaterial Revision

The historical financial statements included in these Condensed Consolidated Financial Statements have been corrected for the errors associated with the employee theft (See NOTE I – IMMATERIAL REVISION).

Reclassifications

Certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

Fiscal Year / Fiscal Quarters

The current fiscal year will end on Tuesday, June 2, 2015 (Fiscal Year 2015), a period of 52 weeks. The year that ended June 3, 2014 (Fiscal Year 2014) was a 53 week year.

The Second Quarter Fiscal 2015 consists of the 12 weeks ended December 16, 2014. It compares with the Second Quarter Fiscal 2014, which consisted of the 12 weeks ended December 10, 2013. The First Half Fiscal 2015 consists of the 28 week period ended December 16, 2014, and compares with the First Half Fiscal 2014, which consisted of the 28 week period ended December 10, 2013. Neither the second quarters nor the first halves of each fiscal year should be considered indicative of results for a full year, as the first quarter of each fiscal year consists of 16 weeks, whereas the last three quarters each normally consist of only 12 weeks. However, the fourth quarter of Fiscal 2014 was a period of 13 weeks, as was necessary to complete a 53 week year.

Rebates

Cash rebates received from vendors are recorded as a reduction of cost of sales in the periods in which they are earned. Cash received in advance of the period of recognition is recorded as a liability in the balance sheet.

Impairment of Long-Lived Assets

Non-cash impairment losses of $630 were recorded during the First Half Fiscal 2015, including $212 during the Second Quarter Fiscal 2015. The impairment charge recorded in the Second Quarter Fiscal 2015 lowered the previous estimate of the fair value of a former Golden Corral restaurant, which has been held for sale since it ceased operating in August 2011. Based on the acceptance of a sales contract, the fair value of the property is now $799, measured under level 2 (observable inputs) of the fair value hierarchy.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

There were no non-cash impairment losses recorded during the First Half Fiscal 2014.

Property Not Used in Operations

The cost of land on which construction is not likely within the next 12 months is classified as “Land – deferred development”. Surplus property that is no longer needed by the Company and for which the Company is committed to a plan to sell the property is classified as “Property held for sale”. Both classes of property are grouped together under the caption “Property not used in operations” in other long-term assets in the Consolidated Balance Sheet, as shown below:

	December 16,	June 3,
	2014	2014
	(in thousands)
Land - deferred development	$2,861	$2,861
Property held for sale	3,253	3,883
Total Property not used in operations	$6,114	$6,744

Goodwill and Other Intangible Assets

An analysis of Goodwill and Other Intangible Assets follows:

	December 16,	June 3,
	2014	2014
	(in thousands)
Goodwill	$741	$741
Other intangible assets not subject to amortization	22	22
Other intangible assets subject to amortization - net	9	10
Total goodwill and other intangible assets	$772	$773

Income Taxes

The provision for income taxes in all periods presented is based on management’s Estimate of the Annual Effective Tax Rate (EAETR) for the entire fiscal year. The impact of discrete items is fully included in income tax expense in the quarter in which it was incurred (see the following paragraph).

Income tax expense as a percentage of pretax earnings was 27.0 percent for the First Half Fiscal 2015 and 23.7 percent for the Second Quarter Fiscal 2015. The EAETR for Fiscal Year 2015 was lowered from 26 percent (used in the previous quarter) to 25 percent in the Second Quarter Fiscal 2015, which was the result of increasing the anticipated tax benefit associated with the Domestic Production Deduction (DPAD). Included in the tax provision for the First Half Fiscal 2015 is a discrete tax charge of $141, principally to revalue certain state tax assets. The revaluation was the result of implementing a plan (effective June 4, 2014, the first day of Fiscal Year 2015) to restructure the Company’s consolidated subsidiaries from corporations to single member limited liability companies. While the restructuring allows these state tax assets to be fully realized, a re-valuation was necessary because the tax status change gave rise to lower apportionment factor percentages, which upon implementation, lowered the expected tax benefits.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

Income tax expense as a percentage of pretax earnings was 28 percent for the First Half Fiscal 2014 and 26.3 percent for the Second Quarter Fiscal 2014. The EAETR for Fiscal Year 2014 was lowered from 30 percent (used in the previous quarter) to 28 percent in the Second Quarter Fiscal 2014, primarily the result of a lower state tax provision. The tax benefit of DPAD in Fiscal Year 2014 was not incorporated into the EAETR until the third quarter.

The Tax Increase Prevention Act of 2014 (the Act) was signed into law on December 19, 2014. The Act reinstates retroactively to January 1, 2014 certain federal tax benefits, generally referred to as tax extenders, which had expired on December 31, 2013. The provisions of the Act include reinstatement for one year (to December 31, 2014) of the Work Opportunity Tax Credit (WOTC), which is a permanent difference, and Bonus Depreciation and 15 year straight-line cost recovery for qualified leasehold improvements, both of which are timing differences. The effect of these reinstatements will be recognized in the upcoming third quarter financial statements. Tax benefits associated with WOTC are recognized as certifications are received from state agencies and will therefore be incorporated into the EAETR for Fiscal Year 2015.

Previously unrecognized tax benefits amounting to $688, which are associated with the December 2014 discovery of a multi-year embezzlement by a former employee (see NOTE I – IMMATERIAL REVISION), are now available to the Company under Section 165 of the Internal Revenue Code. Approximately $606 of the associated tax benefits have now been recognized through adjustment to retained earnings as part of the immaterial revision and $82 has been recognized in the Second Quarter Fiscal 2015 which is reflected in the EAETR described above.

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

The effect of the Final Repair Regulations (issued by the Internal Revenue Service (IRS)) on the Company’s Change in Accounting Method (filed in Fiscal Year 2011) is currently estimated as an unfavorable, immaterial timing difference of under $50, which will be ultimately paid prospectively over a four year period. Once the exact amount is determined, the appropriate Forms 3115 will be filed with the IRS to conform the Company’s previous Change in Accounting Method to Final Repair Regulations.

The Company’s federal tax return for the year ended May 28, 2013 (Fiscal Year 2013, filed in February 2014) is currently being examined by the IRS.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Carry forward Exists” in July 2013. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted ASU 2013-11 in the First Quarter Fiscal 2015, which did not require any additional disclosures to be made in these interim Condensed Consolidated Financial Statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

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

NOTE B — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 16,	June 3,
	2014	2014
	(in thousands)
Land and Improvements	$47,658	$48,056
Buildings	76,873	76,713
Equipment and fixtures	85,871	84,955
Leasehold improvements	19,574	19,318
Capitalized leases	2,727	2,727
Construction in progress	718	162
	233,421	231,931
Accumulated depreciation and amortization	(129,176)	(127,069)
Net property and equipment	$104,245	$104,862

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

NOTE C — LONG-TERM DEBT

Long-term debt consists of the following maturities:

	December 16,	June 3,
	2014	2014
	(in thousands)
Current maturities	$815	$1,996	Current maturities

Dec-16	845	1,685	Jun-16
Dec-17	715	1,616	Jun-17
Dec-18	102	1,164	Jun-18
Dec-19	-	272	Jun-19
Subsequent to December 2019	-	-	Subsequent to June 2019
Long-term maturities	$1,662	$4,737	Long-term maturities

Total long-term debt	$2,477	$6,733	Total long-term debt

Loan Agreement

All of the Company’s long-term debt is governed under a three year loan agreement that has been in place since October 31, 2013 (2013 Loan Agreement). On December 9, 2014 the Company paid $3,101 for the early retirement of the remaining balances owed on six outstanding term loans, pursuant to which prepayment penalties aggregating $43 were incurred.

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

As of December 16, 2014, the Company had no borrowings in the Construction Phase, and the aggregate outstanding balance of two remaining Term Loans (five were retired in the December 9, 2014 transaction described earlier) was $2,477 ($815 is included in current maturities), which represents all of the debt in the table above. Both of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 3.67 percent, and are being repaid in equal monthly installments of principal and interest aggregating to $74. Final installments are scheduled to be made on September 1, 2017 and May 1, 2018.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

# 2- Revolving Loan Facility

The purpose of the Revolving Loan Facility is to fund working capital needs and for other corporate uses. The sum of $11,000 is available to be borrowed at any time through October 31, 2016. Amounts repaid may be re-borrowed so long as the amount outstanding does not exceed $11,000 at any time. No borrowed funds were outstanding as of December 16, 2014.

# 3 - 2011 Term Loan

On December 9, 2014 the Company elected to pay-off the remaining balance owed in connection with the 2011 Term Loan (formerly styled as the Stock Repurchase Loan). Therefore, no balance was outstanding at December 16, 2014.

Loan Covenants

The 2013 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. The Company was in compliance with all loan covenants as of December 16, 2014, with one exception: As a result of the theft discussed in NOTE I – IMMATERIAL REVISION and elsewhere in this Quarterly Report on Form 10-Q, the Company was not timely in the filing of its Quarterly Report on Form 10-Q for the period ended December 16, 2014, which is a covenant violation under the 2013 Loan Agreement. As such, the Company has obtained a waiver for the non-compliance associated with the late filing of this Quarterly Report on Form 10-Q.

Other

None of the Company’s real property is currently encumbered by mortgages and compensating balances are not required under the terms of the 2013 Loan Agreement.

Fair Values

The carrying value of long-term debt at December 16, 2014 approximates its fair value.

NOTE D — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consist of the following:

	December 16, 2014	June 3, 2014
	(in thousands)
Trade and other accounts payable	$4,016	$4,158
Taxes - sales and use, payroll tax withheld from employees	1,669	882
Utilities	787	682
Gift cards	1,237	1,499
Miscellaneous employee withholding	66	373
Dividends	1,026	-
Total accounts payable	$8,801	$7,594

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

Accrued expenses consist of the following:

	December 16, 2014	June 3, 2014
	(in thousands)
Salaries, wages and related expenses	$4,896	$4,580
Accrued incentive compensation and other related expenses	1,454	1,748
Accrued property taxes	1,733	1,881
Other accrued expenses	1,292	1,110
Total accrued expenses	$9,375	$9,319

NOTE E — SHAREHOLDERS' EQUITY/CAPITAL STOCK

Outstanding and Exercisable Options

The changes in outstanding and exercisable options under both the 1993 Stock Option Plan (1993 Plan) and the 2003 Stock Option and Incentive Plan (2003 Plan) are shown below as of December 16, 2014:

	No. of Shares	Weighted Avg. Price Per Share	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at beginning of year	56,501	$18.73
Granted	—
Exercised	(10,917)	$17.51
Forfeited or expired	(6,834)	$30.13

Outstanding at end of quarter	38,750	$17.06	2.94 years	$388

Exercisable at end of quarter	38,750	$17.06	2.94 years	$388

All of the option shares shown in the above table as having expired during the First Half Fiscal 2015 were originally granted under the 1993 Plan. Their expiration on June 8, 2014 effectively terminated the 1993 Plan.

The intrinsic value of stock options exercised during the First Half Fiscal 2015 and First Half Fiscal 2014 amounted to $84 and $59, respectively. During the Second Quarter Fiscal 2015, the intrinsic value of stock options exercised was $20. No stock options were exercised in the Second Quarter Fiscal 2014.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

Dividends

Regular quarterly cash dividends paid to shareholders during the First Half Fiscal 2015 amounted to $1,943 or $0.38 per share. In addition, a $0.20 per share dividend was declared on December 12, 2014. Its payment of $1,026 on January 9, 2015 (included in accounts payable at December 16, 2014) was the 216th consecutive quarterly cash dividend (a period of 54 years) paid by the Company.

Earnings Per Share

Basic earnings per share (EPS) calculations are based on the weighted average number of outstanding common shares during the period presented. Diluted EPS includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Used for Basic EPS		Used for Diluted EPS
	Weighted Avg. Shares Outstanding	Stock Equivalents	Shares Outstanding
28 weeks ended
December 16, 2014	5,115,863	14,401	5,130,264
December 10, 2013	5,078,779	12,389	5,091,168

12 weeks ended
December 16, 2014	5,126,225	14,974	5,141,199
December 10, 2013	5,088,275	16,023	5,104,298

Excluded from the calculations above (because the effect was anti-dilutive), were stock options to purchase 6,834 shares during the Second Quarter and First Half Fiscal 2014, respectively. No stock options were excluded from the calculation for the Second Quarter and First Half Fiscal 2015.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

	28 weeks ended		12 weeks ended
	December 16,	December 10,	December 16,	December 10,
	2014	2013	2014	2013
	(in thousands, except earnings per share)
Restricted stock issued October 2014 ($320)	$49	$-	$49	$-
Restricted stock issued October 2013 ($320)	123	49	25	49
Restricted stock issued October 2012 ($320)	-	123	-	25
Share-based compensation cost, pretax	172	172	74	74
Tax benefit	(59)	(58)	(25)	(25)
Share-based compensation cost, net of tax	$113	$114	$49	$49

Effect on basic earnings per share	$0.02	$0.02	$0.01	$0.01
Effect on diluted earnings per share	$0.02	$0.02	$0.01	$0.01

Unrecognized pretax compensation cost related to restricted stock awards amounted to $271 as of December 16, 2014, which is expected to be recognized over a weighted average period of 0.85 years.

Unrestricted stock awarded under the 2012 Stock Option and Incentive Plan ($221 in June 2014 - 9,685 shares) was accrued as incentive compensation in Fiscal Year 2014, including $121 and $52 during the First Half Fiscal 2014 and Second Quarter Fiscal 2014. Incentive compensation for unrestricted stock is also being accrued in Fiscal Year 2015- $119 through the First Half Fiscal 2015 and $51 during the Second Quarter Fiscal 2015. Unrestricted stock accruals are not included in the above table.

Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan. Compensation costs related to the Employee Stock Purchase Plan are determined at the end of each semi-annual offering period – October 31 and April 30, which amounted to $18 and $20 respectively, at October 31, 2014 (First Half Fiscal 2015 and Second Quarter Fiscal 2015) and October 31, 2013 (First Half Fiscal 2014 and Second Quarter Fiscal 2014).

NOTE F — PENSION PLANS

The Company sponsors the Frisch’s Restaurants, Inc. Pension Plan, a qualified defined benefit pension plan (DB Plan) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for the retirement plans is shown in the table that follows:

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

	28 weeks ended		12 weeks ended
Net periodic pension cost components	December 16, 2014	December 10, 2013	December 16, 2014	December 10, 2013
	(in thousands)
Service cost	$756	$874	$324	$375
Interest cost	801	978	343	419
Expected return on plan assets	(1,440)	(1,301)	(617)	(557)
Amortization of prior service (credit) cost	(4)	(4)	(1)	(2)
Recognized net actuarial loss	29	458	12	197
Net periodic pension cost	$142	$1,005	$61	$432

Weighted average discount rate	3.90%	4.40%	3.90%	4.40%
Weighted average rate of compensation increase	2.10%	4.00%	2.10%	4.00%
Weighted average expected long-term rate of return on plan assets	7.25%	7.25%	7.25%	7.25%

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

Although no minimum contributions are required to be made to the DB Plan for the plan year ending May 31, 2015, management currently anticipates contributing up to $2,000 over the course of Fiscal Year 2015, including $750 that was contributed during the Second Quarter Fiscal 2015. The Company also paid out $5 to the SERP Plan participants during the Second Quarter Fiscal 2015.

NOTE G — EXECUTIVE SAVINGS PLAN

The Company sponsors a non-qualified saving plan - Frisch’s Executive Savings Plan (FESP) - for “highly compensated employees” (HCEs). Fair value measurements are used for recording the assets in the Frisch's Executive Savings Plan (FESP). Assets of the plan are grouped into a three-level hierarchy for valuation techniques used to measure the fair values of the assets. These levels are:

•	Level 1 – Quoted prices in active markets for identical assets

•	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.

The fair values of all FESP assets are determined based on quoted market prices and are classified within Level 1 of the fair value hierarchy:

	December 16, 2014	June 3, 2014
	(in thousands)
	Level 1	Level 1
Money market funds	$487	$449
Mutual funds	1,553	1,542
Foreign equity mutual funds	240	311
Taxable bond mutual funds	802	740
Large blend target date mutual funds	556	523
Total (1)	$3,638	$3,565

(1)	Of these totals, $3,238 and $3,064 respectively, was included in “Other Long term assets” as of December 16, 2014 and June 3, 2014, and $400 and $501 respectively, was included in current assets under the caption “Prepaid expenses, sundry deposits and other” as of December 16, 2014 and June 3, 2014.

NOTE H — LITIGATION AND CONTINGENCIES

Litigation

General

On an ongoing basis, employees, customers and other parties may bring various claims and suits against the Company from time to time in the ordinary course of business. Claims made by employees are subject to workers' compensation insurance or are covered generally by employment practices liability insurance. Claims made by customers are covered by general and product liability insurance. All insurance policies are subject to retention and coverage limits. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes presently that the resolution of claims currently outstanding as of December 16, 2014, whether or not covered by insurance, will not result in a material adverse effect upon the Company's earnings, cash flows or financial position. Management believes that adequate provisions for expected losses not covered by insurance are included in these interim Condensed Consolidated Financial Statements.

Employee Harassment

In 2012 a complaint was filed by a former employee (plaintiff) that asserts various claims including assault, negligence, sexual harassment and a hostile work environment, all of which stems from the plaintiff’s employment in 1995. The Company firmly denies all the allegations and is defending itself against the matter vigorously. At this point in the proceedings, the outcome of the lawsuit is uncertain and management is unable to estimate the potential impact, if any, to the Company’s consolidated financial condition, results of operations or cash flows.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

Defalcation Suit

As discussed in detail in NOTE I – IMMATERIAL REVISION below, subsequent to December 16, 2014 the Company identified that a former officer had embezzled approximately $3,900 over a multi-year period and on January 20, 2015, the Company disclosed in a Current Report on Form 8-K that it had filed a civil lawsuit against the former officer for defrauding the Company and embezzlement.

The Company expects that it will incur significant future legal, accounting and professional service expenses defining the extent of the theft and determining any recovery options that exist. The Company will recognize these expenses in future periods as services are received. Although the Company does have crime insurance and anticipates filing a claim, the amount of any future recoveries will only partially offset losses already identified.

Contingent Liabilities

The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the restaurant operations to GCC. The amount remaining under contingent lease obligations totaled $5,958 as of December 16, 2014, for which the aggregate average annual lease payments approximate $675 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company. Additionally, the Company would generally have the right to re-assign the leases in the event GCC should default.

NOTE I — IMMATERIAL REVISION

As the Company disclosed in a Current Report on Form 8-K filing on January 20, 2015, subsequent to the close of the second quarter ended December 16, 2014, the Company identified that a former officer had embezzled an estimated $3,300 over a multi-year period. Upon completion of a forensic review, that amount has since been determined to approximate $3,900. The pretax earnings adjustment applicable to Fiscal Year 2014 was a $60 reduction to administrative and advertising expense. The pretax earnings adjustment applicable to Fiscal Year 2013 resulted in a $350 increase to administrative and advertising expenses. The pretax impact to all periods prior to Fiscal Year 2013 was an aggregate increase of $1,406 in administrative and advertising expense. As a result, at June 3, 2014, cash was overstated by approximately $914 and accounts payable were understated by approximately $782. The remainder of the theft had already been expensed in the Company’s financial statements during the periods that funds were diverted.

Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, the Company evaluated the materiality of these errors quantitatively and qualitatively and has concluded that the errors described above were not material to any of its annual or quarterly prior period financial statements or trends of financial results. The errors were immaterial to prior periods. However, because of the significance of the cumulative out-of-period corrections that would be needed in the Second Quarter Fiscal 2015, the prior period financial statements were instead revised, in accordance with SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. The Company expects to similarly revise previously presented historical financial statements for these immaterial errors in future filings, including annual financial statements to be included in the Company’s Annual Report on Form 10-K for the year ended June 2, 2015.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

The table below reconciles the effects of the adjustments to the previously reported Consolidated Balance Sheet at June 3, 2014 (including related tax effect):

	June 3, 2014
	Previously Reported	Adjustment	As Adjusted
Consolidated Balance Sheet
Cash and equivalents	$2,038	$(914)	$1,124
Deferred income taxes and other tax receivables	2,787	606	3,393
Accounts payable	6,812	782	7,594
Retained earnings	56,798	(1,090)	55,708

The following table reconciles the effects of the adjustments to the previously reported Consolidated Statement of Earnings and the Consolidated Statement of Cash Flows for the fiscal years ended June 3, 2014 and May 28, 2013:

	June 3, 2014			May 28, 2013
	Previously Reported	Adjustment	As Adjusted	Previously Reported	Adjustment	As Adjusted
Consolidated Statement of Earnings
Administrative and advertising	$12,599	$(60)	$12,539	$13,074	$350	$13,424
Income taxes	832	21	853	2,513	(125)	2,388
Net earnings	9,433	39	9,472	6,816	(225)	6,591

Consolidated Statement of Cash Flows
Net earnings	$9,433	$39	$9,472	$6,816	$(225)	$6,591
Deferred income taxes and other obligations	(620)	21	(599)	861	(125)	736
Accounts payable	933	346	1,279	(414)	131	(283)
Net increase (decrease) in cash and equivalents	(2,218)	406	(1,812)	(41,706)	(219)	(41,925)
Cash and equivalents at beginning of year	4,256	(1,321)	2,935	45,962	(1,102)	44,860

The following table reconciles the effect of the adjustments to the previously reported Condensed Consolidated Statement of Earnings for the 28 weeks and 12 weeks ended December 10, 2013:

	28 Weeks ended			12 Weeks ended
	December 10, 2013			December 10, 2013
	Previously Reported	Adjustment	As Adjusted	Previously Reported	Adjustment	As Adjusted
Condensed Consolidated Statement of Earnings
Administrative and advertising	$6,597	$(15)	$6,582	$2,831	$22	$2,853
Income taxes	1,663	5	1,668	843	(8)	835
Net earnings	4,276	10	4,286	2,364	(14)	2,350

The following table reconciles the effect of the adjustments to the previously reported Condensed Consolidated Statement of Cash Flows for the 28 week period ended December 10, 2013:

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

	28 Weeks ended
	December 10, 2013
	Previously Reported	Adjustment	As Adjusted
Condensed Consolidated Statement of Cash Flows
Net earnings	$4,276	$10	$4,286
Deferred income taxes and other obligations	919	5	924
Accounts payable	2,742	317	3,059
Net increase (decrease) in cash and equivalents	(3,112)	332	(2,780)
Cash and equivalents at beginning of year	4,256	(1,321)	2,935

There was no impact to the Consolidated Statement of Comprehensive Income or the Consolidated Statement of Shareholders’ Equity for any of the respective periods other than the impact on Net Earnings. In addition, the immaterial corrections did not affect the Company’s compliance with debt covenants.

NOTE J — OTHER COMPREHENSIVE INCOME

The following table shows the income statement line to which items (all relating to the Company sponsored defined benefit pension plan) reclassified out of accumulated other comprehensive loss were charged, and the related tax effect:

	28 weeks ended		12 weeks ended
	December 16, 2014	December 10, 2013	December 16, 2014	December 10, 2013
	(in thousands)
Amortization of pretax amounts included in net periodic pension expense
Included in Cost of Sales	$24	$421	$11	$181
Included in Administrative and Advertising Expense	1	33	-	14
Total reclassification (pretax) (1)	25	454	11	195
Income tax benefit	(8)	(154)	(4)	(66)
Total reclassification (net of tax)	$17	$300	$7	$129

(1) Amounts on this line were included in the computation of the net periodic pension expense as a net of two components: “Amortization of prior service (credits) costs” and “Recognized net actuarial loss”. (See NOTE F - PENSION PLANS).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Second Quarter Fiscal 2015, Ended December 16, 2014

The following table represents changes in accumulated other comprehensive loss (all of which is from the Company sponsored pension plan), net of tax, for the First Half Fiscal 2015:

Accumulated Other Comprehensive Loss	December 16, 2014
(in thousands)
Balance in Accumulated Other Comprehensive Loss on June 3, 2014	$174

Amount reclassified from accumulated other comprehensive loss	(17)
Net other comprehensive (income) loss	(17)

Balance in Accumulated Other Comprehensive Loss on December 16, 2014	$157

NOTE K — SUBSEQUENT EVENTS

Subsequent to December 16, 2014, the Company discovered that a series of unlawful, fraudulent acts had been carried out against the Company over the course of several years. All of these events had taken place prior to December 16, 2014. On January 20, 2015, the Company disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission that it had filed a lawsuit against a former officer of the Company for defrauding the Company of an estimated $3,300 over a multi-year period. Upon substantial completion of a forensic review, that amount has since been determined to approximate $3,900. Those events resulted in the immaterial revision further discussed above in NOTE I – IMMATERIAL REVISION.

In January 2015, the Company sold a parcel of real estate located in Covington, Kentucky – comprising 1/2 of a city block – on which was situated a former restaurant building that had been leased to a third party for more than 15 years. The property had been adjoined to land on which a Frisch’s Big Boy restaurant continues to operate, and because it had not been listed for sale, the carrying value of the property was not reclassified to “Property Not Used in Operations” and instead remained classified as “Property and Equipment” at December 16, 2014. The Company determined that this transaction is a non-recognized subsequent event at December 16, 2014. The proceeds from the sale totaled $1,972, resulting in a gain of approximately $1,341 that will be recorded during the third quarter of Fiscal 2015.

The Company has reviewed and evaluated all other material subsequent events from the balance sheet date of December 16, 2014 through the financial statement date of filing, and determined that no other subsequent event disclosures are necessary in the notes to these financial statements.

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

Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name "Frisch's Big Boy." As of December 16, 2014, 95 Frisch's Big Boy restaurants were owned and operated by the Company, which are located in various regions of Ohio, Kentucky and Indiana. The Company also licenses 26 Frisch's Big Boy restaurants to other operators who pay franchise and other fees to the Company.

The Company’s Second Quarter Fiscal 2015 consists of the 12 weeks ended December 16, 2014, and compares with the 12 weeks ended December 10, 2013, which constituted the Second Quarter Fiscal 2014. The First Half Fiscal 2015 consists of the 28 week period that ended December 16, 2014, and compares with the 28 week period ended December 10, 2013, which constituted the First Half Fiscal 2014.

The first half of the Company's fiscal year normally accounts for a disproportionate share of annual revenue and net earnings because it contains 28 weeks, whereas the second half of the year normally contains only 24 weeks. The upcoming 12 week third quarter can particularly be a disproportionately smaller share of annual revenue and net earnings because it spans most of the winter season (mid December to early March). Results of Operations can be affected adversely by winter storms, and the impact could be significantly amplified if severe winter weather should develop over a prolonged period.

References to Fiscal Year 2015 refer to the 52 week year that will end on June 2, 2015. References to Fiscal Year 2014 refer to the 53 week year that ended June 3, 2014 (the fourth quarter had 13 weeks).

The following table recaps the Company's earnings components:

	Second Quarter		First Half
	2015	2014	2015	2014
	(in thousands, except per share data)
Earnings before income taxes	$3,230	$3,185	$6,970	$5,954
Net Earnings	$2,464	$2,350	$5,087	$4,286
Diluted net EPS	$0.48	$0.46	$0.99	$0.84

Weighted average diluted shares outstanding	5,141	5,104	5,130	5,091

Factors having a notable effect on pretax earnings when comparing the Second Quarter Fiscal 2015 with the Second Quarter Fiscal 2014:

•	Consolidated sales were $52,016 in the Second Quarter Fiscal 2015 versus $49,217 in the Second Quarter Fiscal 2014. The increase includes the effects of a 4.8 percent same store sales increase and changes from restaurant openings and closings - one new restaurant opened in December 2013 and one restaurant closed in July 2014.

•	As a percentage of sales, food costs increased from 33.3 percent to 34.0 percent, driven by higher hamburger costs. This increase was mostly offset by a reduction in payroll and related costs, which improved to 33.6 percent of sales from 34.7 percent in the Second Quarter Fiscal 2014.

•	In connection with the theft and immaterial revision discussed in the Notes to the Condensed Consolidated Financial Statements, $232 of administrative and advertising expense was recognized during the Second Quarter Fiscal 2015 related to the corrections necessary for the understatement of gift card liabilities and overstatement of cash.

•	A non-cash impairment of assets charge of $212 was recorded during the Second Quarter Fiscal 2015 to lower the estimated fair value of certain property that is not used in operations.

Factors having a notable effect on pretax earnings when comparing the First Half Fiscal 2015 with the First Half Fiscal 2014:

•	Consolidated sales were $114,599 in the First Half Fiscal 2015 versus $110,453 in the First Half Fiscal 2014. The increase includes the effects of a 3.1 percent same store sales increase and changes from restaurant openings and closings - one new restaurant opened in December 2013 and one restaurant closed in July 2014.

•	As a percentage of sales, food costs increased from 33.2 percent to 33.9 percent, driven by higher hamburger costs. This increase was mostly offset by a reduction in payroll and related costs, which improved to 34.2 percent of sales from 35.1 percent in the First Half Fiscal 2014.

•	Gains and losses on the sale of real estate – a gain of $1,405 was recorded in the First Half Fiscal 2015 from the sale of a Frisch’s Big Boy restaurant that ceased operating in July 2014. A net gain of $67 was recorded in the First Half Fiscal 2014 from the sales of a former Frisch’s Big Boy restaurant and certain excess property.

•	In connection with the theft and immaterial revision discussed in the Notes to the Condensed Consolidated Financial Statements, $232 of administrative and advertising expense was recognized during the First Half Fiscal 2015 related to the corrections necessary for the understatement of gift card liabilities and overstatement of cash.

•	Non-cash impairment of assets charges of $630 were recorded during the First Half Fiscal 2015 to lower the estimated fair value of certain properties that are not used in operations.

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

	Second Quarter		First Half
	2015	2014	2015	2014
	(in thousands)
Frisch's Big Boy restaurants operated by the Company	$48,863	$46,644	$107,874	$104,489
Wholesale sales to licensees	2,855	2,297	6,051	5,317
Wholesale sales to groceries	298	276	674	647
Total sales	$52,016	$49,217	$114,599	$110,453

Frisch's Big Boy restaurant sales shown in the above table include a same store sales increase of 4.8 percent in the Second Quarter Fiscal 2015 (on a customer count increase of 2.0 percent) and an increase of 3.1 percent in the First Half Fiscal 2015 (on a 0.4 percent increase in customer counts) over the comparable year ago periods. The same store sales comparison includes the effect of three menu price increases, implemented respectively in September 2013 (1.1 percent), February 2014 (1.5 percent) and September 2014 (1.2 percent). Another menu price increase will go into effect in February 2015.

The Company operated 95 Frisch's Big Boy restaurants as of December 16, 2014. The count of 95 includes the following changes since the beginning of Fiscal Year 2014 (June 2013), when the count also stood at 95 Frisch's Big Boy restaurants:

•	July 2014 – closed a restaurant in Columbus, Ohio

•	December 2013 – opened a new restaurant in Lexington, Kentucky

At this time, no new restaurant construction has been scheduled for Fiscal Year 2015.

A new licensed Frisch’s Big Boy restaurant that opened in August 2014 accounts for the higher level of wholesale sales to licensees reflected in the above table.

The final rule for menu labeling was released by the U.S. Food and Drug Administration on November 25, 2014. The Company has until November 2015 to list calorie content information for standard menu items that appear on its restaurant menus and menu drive-thru boards. The final rule also requires the Company to provide, upon consumer request, written nutrition facts - total calories, total fat, calories from fat, saturated fat, trans fat, cholesterol, sodium, total carbohydrates, fiber, sugars and total protein – about each standard menu offering. Sales volumes could be adversely affected if customers’ dining selections change significantly once this information is made readily available.

Restaurant Operating Income

The determination of restaurant operating income is shown with operating percentages in the following table. The table is intended to supplement the cost of sales discussion that follows. Cost of sales is comprised of food and paper costs, payroll and related costs, and other operating costs.

	Second Quarter		First Half
	2015	2014	2015	2014

Sales	100.0%	100.0%	100.0%	100.0%
Food and Paper	34.0%	33.3%	33.9%	33.2%
Payroll and Related	33.6%	34.7%	34.3%	35.1%
Other Operating Costs	19.1%	20.2%	20.2%	20.8%
Restaurant operating income	13.3%	11.8%	11.6%	10.9%

The cost of food continues to escalate at all-time high levels, especially proteins – beef, pork and chicken. The effect of commodity price increases is managed actively with changes to the menu mix, together with periodic increases in menu prices.

The decrease in payroll and related costs (as a percentage of sales) shown in the above table was driven primarily by the combination of much lower pension costs, and higher same store sales levels and higher menu prices charged to customers that were more than enough to offset the effects of allowing additional hours to be scheduled and worked.

Net periodic pension cost was $61 and $432 respectively, in the Second Quarter Fiscal 2015 and the Second Quarter Fiscal 2014. Net periodic pension cost was $142 and $1,005 respectively, in the First Half Fiscal 2015 and the First Half Fiscal 2014. Net periodic pension cost for Fiscal Year 2015 is currently expected to be in the range of $260 to $270. Net periodic pension cost for Fiscal Year 2014 was $1,863. The expected decrease of 86 percent in net periodic pension costs for Fiscal Year 2015 is due to significantly higher actual returns on plan assets in Fiscal Year 2014, changes in demographic assumptions and a change in salary scale assumptions to a weighted average based graded rate.

The decrease in payroll and related cost percentages in the above table notwithstanding, payroll and related costs continue to be adversely affected by mandated increases in the minimum wage, and the higher costs of providing medical insurance to employees.

In Ohio, where roughly two-thirds of the Company’s payroll costs are incurred, the minimum wage for non-tipped employees increased from $7.95 per hour to $8.10 on January 1, 2015. For tipped employees, the Ohio minimum wage increased on January 1, 2015 from $3.98 per hour to $4.05. The higher mandated pay rates that went into effect in January 1, 2015 increased annual Ohio payroll costs by an estimated $220. The increased costs will likely result in reductions in scheduled labor hours. Since December 31, 2006, Ohio’s minimum wage has risen 57 percent and 90 percent respectively, for non-tipped and tipped employees.

The individual mandate of the Affordable Care Act (ACA) went into effect on January 1, 2014. In response, a sizable number of additional employees (over previous years) elected to be covered under the Company’s medical insurance plan for the 2014 calendar year. The Company’s medical insurance costs for 2014 were 7.8 percent higher than calendar year 2013; premiums for the additional employees were the primary driver of the increase.

The employer side of the ACA went into effect on January 1, 2015, which increased medical insurance costs to even higher levels. To offset some of the increase, the Company’s 2015 coverage was moved to a different insurance carrier through which a new insurance policy was issued that contains certain reductions in plan benefits, and a higher percentage of the premium cost is now being paid by employees. The Company’s 2015 medical plan coverage has been offered to all full time employees and meets the minimum value and affordability requirements of the ACA.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, abandonment losses, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, new restaurant opening costs and many other restaurant operating costs. As expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store sales levels. In other words, percentages will generally decrease when sales increase and percentages will generally increase when sales decrease. Other operating costs also include fees for processing the issuance of the Company’s gift cards in supermarket outlets. The Company withdrew from the program in June 2014. Fees for issuing such gift cards totaled $167 in the Second Quarter Fiscal 2014. For the First Half Fiscal 2015, such fees totaled $29 (for the month of June 2014), a reduction of $346 from the First Half Fiscal 2014.

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

Administrative and advertising expense increased $862 and $1,103 respectively, in the Second Quarter Fiscal 2015 and First Half Fiscal 2015 when compared against the comparable year ago periods. Excluding charges associated with the immaterial revision discussed below, higher fees for legal services, together with higher advertising costs and accruals for officers’ incentive compensation are the principal reasons for the increase.

The remaining increase in administrative and advertising expenses are attributable to the $232 charge recorded in the Second Quarter Fiscal 2015 and First Half 2015 to correct certain balance sheet accounts related to the immaterial revision discussed previously in the Notes to the Condensed Consolidated Financial Statements. As the theft was not identified by management until the Third Quarter Fiscal 2015, expenses related to the forensic investigation as well as other professional and legal costs associated with the theft are not included in the results of operations for the periods ended December 16, 2014. The Company expects that the majority of these costs will be incurred in the Third Quarter Fiscal 2015 and be in the range of $1,600 to $1,800. Finally, the Company maintains a $500 crime policy which it intends to seek recovery upon the completion of the forensic investigation. Any amounts recovered will be recorded in the period when payment is reasonably assured and the amounts are estimable.

Revenue from franchise fees is based upon sales volumes generated by Frisch's Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of December 16, 2014, 26 Frisch's Big Boy restaurants were licensed to other operators and paying franchise fees to the Company, including one that opened for business in August 2014 in Ironton, Ohio. No licensed Frisch's Big Boy restaurants closed during any of the periods presented in this MD&A. Other revenue also includes certain other fees earned from Frisch's Big Boy restaurants licensed to others along with minor amounts of rent and investment income.

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

The gain of $1,405 reported during the First Half Fiscal 2015 resulted from the July 2014 sale of a Frisch’s Big Boy restaurant that had ceased operations shortly before its sale. The gain of $67 reported during the First Half Fiscal 2014 resulted primarily from the September 2013 sale of certain excess real estate, as offset by a small loss on the July 2013 sale of a former Frisch’s Big Boy restaurant.

In January 2015 (subsequent to the end of the First Half 2015), a gain of approximately $1,341 was recorded upon the sale of certain excess property in Covington, Kentucky (see further discussion under “Investing Activities” in the Liquidity and Capital Resources section of this MD&A).

Non-cash impairment of asset charges of $212 and $630 were recorded respectively in the Second Quarter Fiscal 2015 and First Half Fiscal 2015. The impairment charge in the Second Quarter Fiscal 2015 lowered the previous estimate of the fair value of a former Golden Corral restaurant that has been held for sale since 2011. The impairment resulted from the acceptance of a sales contract for less than the previously estimated fair value (see further discussion under “Investing Activities” in the Liquidity and Capital Resources section of this MD&A). The impairment charge recorded during the first quarter was based on lowering the asking price of certain excess property to facilitate an expeditious sale. There were no charges recorded for non-cash impairment of long-lived assets in the Second Quarter Fiscal 2014 or the First Half Fiscal 2014.

Interest Expense

Interest expense decreased $11 and $115 respectively in the Second Quarter Fiscal 2015 and the First Half Fiscal 2015 when compared with comparable year ago periods. The decrease is primarily the result of lower debt levels than a year ago. However, prepayment penalties of $43 were included in interest expense during the Second Quarter Fiscal 2015 relating to early retirement of debt (see further discussion under “Financing Activities” in the Liquidity and Capital Resources section of this MD&A).

Income Tax Expense

Income tax expense as a percentage of pretax earnings was 23.7 percent for the Second Quarter Fiscal 2015 and 27.0 percent for the First Half Fiscal 2015. The Estimated Annual Effective Tax Rate (EAETR) for Fiscal Year 2015 was lowered from 26 percent to 25 percent in the Second Quarter Fiscal 2015, which was the result of increasing the anticipated tax benefit associated with the Domestic Production Deduction (DPAD). The Effective Tax Rate (ETR) of 27.0 percent for the First Half Fiscal 2015 includes discrete income tax expense of $141. The discrete charge is principally due to the revaluation of certain state tax assets. The revaluation was the result of the implementation of a plan to restructure the Company’s consolidated subsidiaries from corporations to single member LLCs. While the restructuring allows these state tax assets to be fully realized, the revaluation was necessary because the tax status change gave rise to lower apportionment factor percentages, which in turn lowered the expected tax benefits.

Income tax expense as a percentage of pretax earnings was 26.3 percent for the Second Quarter Fiscal 2014 and 28 percent for the First Half Fiscal 2014.The EAETR for Fiscal Year 2014 was lowered from 30 percent to 28 percent in the Second Quarter Fiscal 2014, primarily the result of a lower state tax provision. The tax benefit from DPAD was not incorporated into last year’s EAETR until the third quarter.

The Tax Increase Prevention Act of 2014 (the Act) was signed into law on December 19, 2014. The Act reinstates retroactively to January 1, 2014 certain federal tax benefits, generally referred to as tax extenders, which had expired on December 31, 2013. The provisions of the Act include reinstatement for one year (to December 31, 2014) of the Work Opportunity Tax Credit (WOTC), which is a permanent difference, and Bonus Depreciation and 15 year straight-line cost recovery for qualified leasehold improvements, both of which are timing differences. The effect of these reinstatements will be recognized in the upcoming third quarter financial statements. For the period January 1, 2014 through June 3, 2014, WOTC will be reported as a discrete tax benefit. Tax benefits associated with WOTC for the period June 4, 2014 through December 31, 2014 will be incorporated into the EAETR for Fiscal Year 2015.

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

Additional tax benefits recognized in connection with the embezzlement of Company funds amount to approximately $688, all of which is expected to be realized through deductions taken on the tax return for Fiscal Year 2015.

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

The working capital deficit was $5,229 as of December 16, 2014, which is an improvement of $366 from June 3, 2014 when the deficit was $5,595. The lower deficit is due to a lower level of the current portion of long-term debt, the result of the early retirement of certain term loans, which was made possible by lower levels of capital spending.

A financing package of unsecured credit facilities is available under the Company’s 2013 Loan Agreement. Under the 2013 Loan Agreement (expires October 31, 2016), the Company has $11,000 available to be borrowed for working capital needs and $5,000 is available for construction purposes. As discussed in NOTE C – LONG-TERM DEBT, at December 16, 2014 the Company was not in compliance with the covenant requiring the timely filing of its Quarterly Report on Form 10-Q for the period ended December 16, 2014, which is a covenant violation under the 2013 Loan Agreement. As such, the Company has obtained a waiver for the non-compliance associated with the late filing of this Quarterly Report on Form 10-Q.

Operating Activities

Net cash provided by operations was $9,726 during the First Half Fiscal 2015, which compares with $13,049 in the First Half Fiscal 2014. Normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from quarter to quarter, account for most of the change. Management measures cash flows from operations by simply adding back certain non-cash expenses to net earnings. These non-cash expenses include items such as depreciation, gains and losses on dispositions of assets, charges for impairment of long-lived assets (if any), stock-based compensation costs and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $9,539 in the First Half Fiscal 2015 and $10,139 in the First Half Fiscal 2014. Net cash flows provided by operations in the First Half Fiscal 2015 includes the effect of $232 charged to administrative and advertising expense related to the necessary corrections in connection with the theft of Company funds. The impact of the charges on the balance sheet was applied against cash and accounts payable, offset by taxes receivable for refundable income tax.

Contributions to the defined benefit pension plan that is sponsored by the Company are currently projected to be $2,000 in Fiscal Year 2015, $750 of which was contributed during the First Half Fiscal 2015.

Investing Activities

Capital spending is the principal component of investing activities. Capital spending was $5,597 during the First Half Fiscal 2015, a decrease of $3,965 from the First Half Fiscal 2014. Capital expenditures typically consist of site acquisitions for expansion, new restaurant construction, plus on-going reinvestments in existing restaurants including remodeling jobs, routine equipment replacements and other maintenance capital outlays.

Proceeds from the disposition of property amounted to $1,973 during the First Half Fiscal 2015, consisting of $1,963 in real property and $10 from transactions to sell used equipment and /or other operating assets. The proceeds from the disposition of real property was from the July 2014 sale of a Frisch's Big Boy restaurant that had ceased operating shortly before its sale. Proceeds of $554 in the First Half Fiscal 2014 arose principally from the July 2013 sale of a former Frisch’s Big Boy restaurant and the September 2013 sale of certain excess property.

Proceeds of $1,972 were received in January 2015 (subsequent to the end of the First Half Fiscal 2015) from the sale of a parcel of land in Covington, Kentucky – comprising 1/2 of a city block – on which was situated a former restaurant building that that had been leased to a third party for more than 15 years. The property had been adjoined to land on which a Frisch’s Big Boy restaurant continues to operate (on the remaining half of the city block). A sales contract was accepted in January 2015 to sell one of the two remaining Golden Corral restaurants that were closed in August 2011. If the sale is successfully completed (the due diligence period extends for 120 days and potentially up to 210 days), the proceeds should approximate $800. In addition, seven surplus pieces of property and one former Golden Corral restaurant are held for sale at an aggregate asking price of approximately $3,100.

Financing Activities

No new borrowing against credit lines was necessary during the First Half Fiscal 2015. Scheduled payments of long-term debt and capital lease obligations amounted to $1,279 during the First Half Fiscal 2015. Other payments of long term debt made during the First Half Fiscal 2015 totaled $3,101 for the early retirement of six outstanding term loans in early December 2014.

Regular quarterly cash dividends paid to shareholders during the First Half Fiscal 2015 amounted to $1,943 ($0.38 per share). In addition, a $0.20 per share dividend was declared on December 12, 2014. Its payment of $1,026 on January 9, 2015 was the 216th consecutive quarterly dividend (a period of 54 years) paid by the Company. The Company expects to continue its practice of paying regular quarterly cash dividends.

During the First Half Fiscal 2015, 10,917 shares of the Company’s common stock were re-issued from the Company’s treasury pursuant to the exercise of stock options. The aggregate strike price was $191, all of which was received by the Company in cash, including $174 directly from the holders of the options with the remainder settled through a broker pursuant to “cashless” exercises.

As of December 16, 2014, 38,750 shares granted under the Company’s stock option plans remained outstanding. The weighted average exercise price is $17.06 per share. The closing price of the Company’s stock on December 16, 2014 was $27.08 per share. All of the outstanding shares are fully vested and are “In the Money”, the intrinsic value which was $388. If all outstanding shares were to be exercised, proceeds to the Company would amount to $661. No stock options have been granted since June 2010.

The fair value of restricted stock issued (one year vesting) is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the consolidated statement of earnings.

On October 22, 2014, 10,773 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 1,539 restricted shares was granted to the CEO pursuant to the terms of his employment contract. The total fair value of the awards amounted to $320, which is being expensed ratably over a one year vesting period that began in the Second Quarter Fiscal 2015. On October 2, 2013, 11,984 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 1,712 restricted shares was granted to the CEO. The total fair value of restricted shares awarded in October 2013 also amounted to $320, of which the run out of the final $123 was expensed during the First Half Fiscal 2015. The same expense pattern was recorded during the First Half Fiscal 2014.

In June 2014, a group of executive officers (excluding the CEO) and other key employees was granted an aggregate award of 9,685 unrestricted shares of the Company's common stock, which were re-issued from the Company’s treasury. The total fair value of the June 2014 award amounted to $221, which had been accrued as performance awards in Fiscal Year 2014. Performance awards for unrestricted stock are also being accrued in Fiscal Year 2015. In addition, 2,389 shares were re-issued (1,309 to the CEO) from the Company’s treasury (fair value $55) during the First Half Fiscal 2015 (July and August 2014) in connection with employees’ bonuses that had also been accrued in Fiscal Year 2014.

On July 25, 2012, the Board of Directors authorized the purchase over a three year period, on the open market and in transactions negotiated privately, up to 450,000 shares of the Company’s common stock. No shares were acquired under the program during the First Half Fiscal 2015.

Separate from the repurchase program, the Company’s treasury acquired 2,736 shares of its common stock in the First Half Fiscal 2015 at a cost of $62 to cover withholding tax obligations in connection with unrestricted stock awards granted in June 2014.

Other Information

No new Company owned and operated Frisch's Big Boy restaurants opened for business during the First Half Fiscal 2015, and no new restaurant construction is currently under way. Although there are no contracts currently pending to acquire or lease land on which to build, the Company owns five land tracts at various locations in Ohio, Kentucky and Indiana for which development has been deferred for the time being.

Approximately one-fifth of the Frisch's Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with those of newly constructed restaurants. Depending on age and other factors, the current average cost budgeted to remodel a Frisch's Big Boy restaurant in Fiscal Year 2015 ranges from $100 to $200. The Fiscal Year 2015 remodeling budget is $3,180 for 22 planned remodel jobs. Twelve of the 22 scheduled remodel jobs were either completed during the First Half Fiscal 2015 or were under construction as of December 16, 2014.

The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the restaurants to GCC. The amount remaining under contingent lease obligations totaled $5,958 as of December 16, 2014, for which the aggregate average annual lease payments approximate $675 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.

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

Management considers a history of cash flow losses on a restaurant-by-restaurant basis to be the primary indicator of potential impairment. Carrying values of property and equipment are tested for impairment at least annually, and whenever events or circumstances indicate that the carrying values of the assets may not be recoverable from the estimated future cash flows expected to result from the use and eventual disposition of the property. When undiscounted expected future cash flows are less than carrying values, an impairment loss is recognized equal to the amount by which carrying values exceed fair value, which is determined as either 1) the greater of the net present value of the future cash flow stream, or 2) by opinions of value provided by real estate brokers and/or management's judgment as developed through its experience in disposing of unprofitable restaurant operations. Broker opinions of value and the judgment of management consider various factors in their fair value estimates such as the sales of comparable area properties, general economic conditions in the area, physical condition and location of the subject property, and general real estate activity in the local market. Future cash flows can be difficult to predict. Changing neighborhood demographics and economic conditions, and many other factors, may influence operating performance, which affect cash flows.

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

Operations are vertically integrated, as centralized purchasing and food preparation are utilized through the Company’s commissary and food manufacturing plant. Management believes the commissary operation ensures uniform product quality and safety, timeliness of distribution to restaurants and creates efficiencies that ultimately result in lower food and supply costs.

Commodity pricing affects the cost of many of the Company’s food products. Commodity pricing can be extremely volatile, affected by many factors outside of management’s control. Such factors include import and export restrictions, the influence of currency markets relative to the U.S dollar, the effects of supply versus demand in the market place, production levels and the impact that adverse weather conditions may have on crop yields.

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

ITEM 4. CONTROLS and PROCEDURES

a.) Disclosure Controls and Procedures. Disclosure controls and procedures maintained by the Company are designed to ensure that information required to be disclosed in the Company’s periodic reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), an evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that due to the material weaknesses discussed below, the Company’s disclosure controls and procedures were not effective, as of the end of the three months ended December 16, 2014, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 16, 2014, the Company determined that the following items constituted material weaknesses:

•	The Company did not enforce existing controls, as designed, over the segregation of duties within the treasury department related to electronic fund transfers and the reconciliation of cash, including cash in-transit for credit cards and gift card liability accounts.

•	The Company did not maintain effective control over the detection of the fraudulent alteration of third party source documents used in the reconciliation process for certain cash in-transit for credit cards and gift card liability accounts.

•	The Company did not execute, in adequate detail, its compensating analytical and management review controls used to detect overstatement of assets and expenses and understatement of liabilities.

Remediation Plan

In response to the material weaknesses described above, management with oversight from the Audit Committee of the Board of Directors, is dedicating significant resources to remediate these weaknesses and improve the Internal Control over Financial Reporting. Specifically, management is taking the following actions as it relates to the material weaknesses described above:

•	Upon detection of fraudulent activity, the Company immediately implemented changes to processes over funds transfer thereby enforcing existing controls over the segregation of duties related to the processing and verification of funds transfers.

•	The Company reassigned the reconciliation process of cash, including cash in-transit for credit cards and gift card liability accounts to enforce the existing controls over the segregation of duties. In addition, the Company has enhanced controls over the reconciliation process by obtaining supporting documentation independently from its third party providers for certain cash in-transit and gift card liability accounts.

•	Using internal audit resources and external consulting resources, the Company performed a comprehensive review of all balance sheet reconciliations and related supporting documentation as of December 16, 2014, with particular emphasis placed on asset and liability positions that had been under the control of the treasury department.

•	The Company improved the effectiveness of its detective compensating analytical and management review controls by providing enhanced data over the drivers and the trend expectations for certain asset and liability positions and for certain expenses.

Management believes the measures described above and others that will be implemented will remediate the material weaknesses that have been identified. As management continues to evaluate its Internal Controls over Financial Reporting, it may be determined that additional measures are required. In addition, certain modifications or other adjustments to the remediation efforts described above may become necessary. As a result, the material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

b.) Changes in Internal Controls Over Financial Reporting. Other than the matters noted above, there has been no change in internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion under "Part I, Item 3.Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended June 3, 2014 regarding the October 2012 complaint filed in Boone County Circuit Court, Burlington, Kentucky. Written discovery has been completed and the Company has taken the depositions of certain fact witnesses, including the plaintiff. The Court has set a summary judgment deadline for February 26, 2015 and a jury trial date of April 27, 2015. The Company continues to deny all allegations and is defending the matter vigorously.

As disclosed in a Current Report on Form 8-K on January 20, 2015, regarding the theft and as discussed in Note H – LITIGATION AND CONTINGENCIES, the Company filed a lawsuit against the Company’s former assistant treasurer alleging that he forged payroll documents and created other false documents and accounting entries to divert Company funds into his personal accounts. As part of the civil complaint filed in the Court of Common Pleas for Hamilton County, Ohio, on January 20, 2015, the Company is seeking full restitution of the diverted funds.

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

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

(c) Issuer Purchases of Equity Securities

On July 25, 2012, the Board of Directors authorized the Company to purchase, on the open market and in transactions negotiated privately, up to 450,000 shares of its common stock. The authorization allows for purchases over a three year period that will end on July 25, 2015. The following table shows information pertaining to the Company’s repurchases of its common stock during the Second Quarter 2015, which ended December 16, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
September 24, 2014 to October 21, 2014	-	$-	-	237,071
October 22, 2014 to November 18, 2014	-	$-	-	237,071
November 19, 2014 to December 16, 2014	-	$-	-	237,071
Total	-	$-	-	237,071

ITEM 3. DEFAULTS upon SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

As the Company disclosed in a Current Report on Form 8-K filed on January 20, 2015, the Company identified that a former officer had embezzled approximately $3,300 over a multi-year period. Upon substantial completion of a forensic review, that amount has since been determined to approximate $3,900. At June 3, 2014, cash was overstated by approximately $914 and accounts payable were understated by approximately $782. The remainder of the theft was expensed as funds were diverted. Management has evaluated the amount and nature of these adjustments and concluded that they are not material to either the Company’s prior annual or quarterly financial statements. Nonetheless, the historical balance sheet included in this Quarterly Report on Form 10-Q has been corrected for the errors. The impact on historical net income is clearly inconsequential. The Company expects to similarly correct previously presented historical financial statements to be included in future filings, including the annual financial statements to be included in the Company’s Annual Report on Form 10-K for the year ending June 2, 2015.

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
DATE: March 13, 2015
	BY	/s/ Mark R. Lanning
Mark R. Lanning
Vice President – Finance and Chief Financial Officer,
Principal Financial Officer
Principal Accounting Officer

