Form 10-Q
period 2015-03-10
FRISCHS RESTAURANTS INC
filed 2015-04-10
CIK 39047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED MARCH 10, 2015

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

There were 5,131,579 shares outstanding of the issuer’s no par common stock, as of April 7, 2015.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

	40 weeks ended		12 weeks ended
	March 10,	March 4,	March 10,	March 4,
	2015	2014	2015	2014
	(in thousands, except per share data)

Sales	$161,672	$155,614	$47,073	$45,161

Cost of sales
Food and paper	54,596	51,866	15,719	15,163
Payroll and related	55,779	55,399	16,535	16,679
Other operating costs	32,294	32,745	9,132	9,752

Total cost of Sales	142,669	140,010	41,386	41,594

Restaurant operating income	19,003	15,604	5,687	3,567

Administrative and advertising	12,288	9,352	4,603	2,770
Franchise fees and other revenue, net	(1,136)	(1,076)	(337)	(293)
Loss (gain) on sale of real property	(3,003)	(67)	(1,598)	-
Impairment of long-lived assets	653	-	23	-

Operating income	10,201	7,395	2,996	1,090

Interest expense	290	471	55	120

Earnings before income taxes	9,911	6,924	2,941	970

Income taxes	2,486	1,004	603	(664)

NET EARNINGS	$7,425	$5,920	$2,338	$1,634

Basic net earnings per share	$1.45	$1.16	$0.46	$0.32

Diluted net earnings per share	$1.45	$1.16	$0.45	$0.32

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	40 weeks ended		12 weeks ended
	March 10,	March 4,	March 10,	March 4,
	2015	2014	2015	2014
	(in thousands)

Net earnings	$7,425	$5,920	$2,338	$1,634

Other comprehensive income
Amortization of amounts included in net periodic pension expense	36	648	11	194
Tax effect	(12)	(220)	(4)	(66)
Total other comprehensive income	24	428	7	128

Comprehensive income	$7,449	$6,348	$2,345	$1,762

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

ASSETS

	March 10,	June 3,
	2015	2014
	(unaudited)
	(in thousands)
Current Assets
Cash and equivalents	$4,621	$1,124
Trade and other accounts receivable	1,886	1,900
Inventories	6,113	5,637
Prepaid expenses, sundry deposits and other	1,280	1,260
Deferred income taxes and other tax receivables	2,486	3,393
Total current assets	16,386	13,314

Property and Equipment	232,665	231,931
Accumulated depreciation and amortization	(130,306)	(127,069)
Net property and equipment	102,359	104,862

Other Assets
Goodwill and other intangible assets	771	773
Real property not used in operations	6,028	6,744
Other	3,584	3,261
Total other assets	10,383	10,778

Total assets	$129,128	$128,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 10,	June 3,
	2015	2014
	(unaudited)
	(in thousands, except share data)
Current Liabilities
Long-term debt, current maturities	$822	$1,996
Accounts payable	7,009	7,594
Accrued expenses	9,671	9,319
Total current liabilities	17,502	18,909

Long-Term Obligations
Long-term debt, less current maturities	1,453	4,737
Deferred income taxes	3,425	2,340
Underfunded pension obligation	533	1,867
Deferred compensation	3,879	3,617
Other long-term obligations	3,948	4,231
Total long-term obligations	13,238	16,792

Shareholders’ Equity
Preferred stock - 3,000,000 shares authorized without par value; none issued	—	—
Common stock - 12,000,000 shares authorized without par value; 7,586,764 and 7,586,764 shares issued - stated value - $1.00	7,587	7,587
Additional contributed capital	69,672	69,513
	77,259	77,100

Accumulated other comprehensive loss	(150)	(174)
Retained earnings	60,164	55,708
	60,014	55,534

Common stock in treasury (2,455,185 and 2,487,752 shares)	(38,885)	(39,381)
Total shareholders’ equity	98,388	93,253

Total liabilities and shareholders’ equity	$129,128	$128,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

40 weeks ended March 10, 2015

(Unaudited)

	Common stock at $1 per share -	Additional	Accumulated other
	Shares and amount	contributed capital	comprehensive income (loss)	Retained Earnings	Treasury shares	Total
	(in thousands, except per share data)
Balance at June 3, 2014	$7,587	$69,513	$(174)	$55,708	$(39,381)	$93,253

Net earnings for 40 weeks	—	—	—	7,425	—	7,425
Other comprehensive income, net of tax	—	—	24	—	—	24
Stock options exercised	—	18	—	—	173	191
Issuance of restricted stock	—	(195)	—	—	195	—
Excess tax benefit from stock options exercised	—	7	—	—	—	7
Stock-based compensation cost	—	246	—	—	—	246
Treasury shares acquired	—	—	—	—	(62)	(62)
Other treasury shares re-issued	—	87	—	—	190	277
Employee stock purchase plan	—	(4)	—	—	—	(4)
Cash dividends - $0.58 per share	—	—	—	(2,969)	—	(2,969)

Balance at March 10, 2015	$7,587	$69,672	$(150)	$60,164	$(38,885)	$98,388

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	40 weeks ended
	March 10,	March 4,
	2015	2014
	(in thousands)
Cash flows provided by (used in) operating activities:
Net earnings	$7,425	$5,920
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	8,017	8,160
(Gain) loss on disposition of assets, including abandonment losses	(2,956)	21
Impairment of long-lived assets	653	-
Stock-based compensation expense	246	246
Net periodic pension cost	203	1,434
Contributions to pension plans	(1,500)	(1,200)
	12,088	14,581
Changes in assets and liabilities:
Trade and other receivables, net	15	(163)
Inventories	(476)	(638)
Prepaid expenses, sundry deposits and other	(20)	(237)
Other assets	82	(88)
Prepaid and deferred income taxes	1,988	(754)
Excess tax benefit from stock based compensation	(7)	(24)
Accounts payable	(585)	2,368
Accrued and other expenses	510	(466)
Other long-term obligations	(285)	680
Deferred compensation	261	498
	1,483	1,176

Net cash provided by operating activities	13,571	15,757

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(6,773)	(11,440)
Proceeds from disposition of property	4,245	559
Change in other assets	(341)	(623)
Net cash (used in) investing activities	(2,869)	(11,504)

	40 weeks ended
	March 10,	March 4,
	2015	2014
	(in thousands)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	—	3,500
Payment of long-term debt and capital lease obligations	(4,645)	(7,528)
Cash dividends paid	(2,969)	(2,643)
Proceeds from stock options exercised	191	172
Excess tax benefit from stock options exercised	7	24
Treasury shares acquired	(62)	(105)
Other treasury shares re-issued	277	286
Employee stock purchase plan	(4)	(36)
Net cash (used in) financing activities	(7,205)	(6,330)

Net increase (decrease) in cash and equivalents	3,497	(2,077)
Cash and equivalents at beginning of year	1,124	2,935
Cash and equivalents at end of quarter	$4,621	$858

Supplemental disclosures:
Interest paid	$291	$544
Income taxes paid	$936	$1,780
Income taxes refunded	$421	$21

The accompanying notes are an integral part of the condensed consolidated financial statements.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2015, Ended March 10, 2015

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

The Third Quarter Fiscal 2015 consists of the 12 weeks ended March 10, 2015. It compares with the Third Quarter Fiscal 2014, which consisted of the 12 weeks ended March 4, 2014. The Three Quarters Ended March 10, 2015 was a period of 40 weeks. It compares with the Three Quarters Ended March 4, 2014, which was also a period of 40 weeks. The 12 week third quarter of each fiscal year should not be considered indicative of results for a full year, because it spans most of the winter season from mid-December through early March.

Rebates

Cash rebates received from vendors are recorded as a reduction of cost of sales in the periods in which they are earned. Cash received in advance of the period of recognition is recorded as a liability in the balance sheet.

Impairment of Long-Lived Assets

Non-cash impairment losses of $653 were recorded during the Three Quarters Ended Fiscal 2015, including $23 during the Third Quarter Fiscal 2015. The impairment charge recorded in the Third Quarter Fiscal 2015 lowered the previous estimate of fair value of a former Golden Corral restaurant, which has been classified as Property held for sale since it ceased operations in August 2011.

There were no non-cash impairment losses recorded during the Three Quarters Ended March 4, 2014.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2015, Ended March 10, 2015

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

	March 10,	June 3,
	2015	2014
	(in thousands)
Land - deferred development	$2,799	$2,861
Property held for sale	3,229	3,883
Total Property not used in operations	$6,028	$6,744

Goodwill and Other Intangible Assets

An analysis of Goodwill and Other Intangible Assets follows:

	March 10,	June 3,
	2015	2014
	(in thousands)
Goodwill	$741	$741
Other intangible assets not subject to amortization	22	22
Other intangible assets subject to amortization - net	8	10
Total goodwill and other intangible assets	$771	$773

Income Taxes

The provision for income taxes in all periods presented is based on management’s Estimate of the Annual Effective Tax Rate (EAETR) for the entire fiscal year. The impact of discrete items is fully included in income tax expense in the quarter in which it was incurred (see the following paragraph).

Income tax expense as a percentage of pretax earnings was 25.1 percent for the Three Quarters Ended March 10, 2015 and 20.5 percent in the Third Quarter Fiscal 2015. The EAETR for Fiscal Year 2015 was lowered from 25 percent (used in the previous quarter) to 24 percent in the Third Quarter Fiscal 2015, which was the result of additional tax benefits associated with the federal “tax extenders” legislation that was enacted during the quarter. Included in the tax provision for the Three Quarters Ended March 10, 2015 is a discrete tax charge of $141, principally to revalue certain state tax assets. The revaluation was the result of implementing a plan (effective June 4, 2014, the first day of Fiscal Year 2015) to restructure the Company’s consolidated subsidiaries from corporations to single member limited liability companies. While the restructuring allows these state tax assets to be fully realized, a re-valuation was necessary because the tax status change gave rise to lower apportionment factor percentages, which upon implementation, lowered the expected tax benefits. Discrete tax benefits of $34 were recognized in the Third Quarter Fiscal 2015 associated with the February 2015 filing of the Company’s federal income tax return tax for Fiscal Year 2014. The additional tax benefits (permanent differences) were identified in the reconciliation of the tax provision to the tax return.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2015, Ended March 10, 2015

Income tax expense as a percentage of pretax earnings was 14.5 percent for the Three Quarters Ended March 4, 2014, which included the effects of recognizing certain tax benefits in the Third Quarter Fiscal 2014 associated with the release of a $222 valuation allowance and $343 in Domestic Production Activities (DPAD) deducted on an amended federal tax return for the fiscal year that ended in 2010. In addition, DPAD tax benefits for Fiscal Year 2014 were incorporated into the EAETR in the Third Quarter Fiscal 2014, which, together with the release of the valuation allowance and the effects of the amended tax return, resulted in a net tax benefit of $664 for the tax provision in the Third Quarter Fiscal 2014.

The Tax Increase Prevention Act of 2014 (the Act) was signed into law on December 19, 2014. The Act reinstates retroactively to January 1, 2014 certain federal tax benefits, generally referred to as “tax extenders”, which had expired on December 31, 2013. The provisions of the Act include reinstatement for one year (to December 31, 2014) of the Work Opportunity Tax Credit (WOTC), which is a permanent difference, and Bonus Depreciation and 15 year straight-line cost recovery for qualified leasehold improvements, both of which are timing differences. The effect of these reinstatements was recognized in the tax provision for the Three Quarters Ended March 10, 2015 and the Third Quarter Fiscal 2015. Tax benefits associated with WOTC are recognized as certifications are received from state agencies and therefore have been incorporated into the EAETR for Fiscal Year 2015.

Previously unrecognized tax benefits amounting to $688, which are associated with the December 2014 discovery of a multi-year embezzlement by a former employee (see NOTE I – IMMATERIAL REVISION), are now available to the Company under Section 165 of the Internal Revenue Code (IRC). Approximately $606 of the associated tax benefits have now been recognized through adjustment to retained earnings as part of the immaterial revision and $82 has been recognized during the Three Quarters Ended March 10, 2015 (in the Second Quarter Fiscal 2015) which is reflected in the EAETR described above.

Management periodically assesses the realization of net deferred tax assets based on historical, current and future (expected) operating results. A valuation allowance (VA) is recorded if management believes the Company's net deferred tax assets will not be ultimately realized. In addition, management monitors the realization of any VA closely and may consider its release in the future based on any positive evidence that may become available. The Company does not currently carry any valuation allowances against any of its deferred tax assets.

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

The Company’s federal tax return for the year ended May 28, 2013 (Fiscal Year 2013, filed in February 2014) is currently being examined by the IRS. As of March 10, 2015, the Company has not been notified of any proposed adjustments to this return by the IRS Agent.

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

Third Quarter Fiscal 2015, Ended March 10, 2015

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

In January 2015, the FASB issued ASU 2015-01 “Income Statement—Extraordinary and Unusual Items”. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 will be effective for Fiscal Year 2017 beginning, June 1, 2016 with early adoption permitted. The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statements.

Management reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

NOTE B — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 10,	June 3,
	2015	2014
	(in thousands)
Land and Improvements	$46,981	$48,056
Buildings	76,766	76,713
Equipment and fixtures	86,534	84,955
Leasehold improvements	19,548	19,318
Capitalized leases	2,727	2,727
Construction in progress	109	162
	232,665	231,931
Accumulated depreciation and amortization	(130,306)	(127,069)
Net property and equipment	$102,359	$104,862

During the Third Quarter Fiscal 2015, the Company sold two parcels of real property, not included in Property Held for Sale, for proceeds of $2,263, which resulted in recorded gains of $1,598.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2015, Ended March 10, 2015

NOTE C — LONG-TERM DEBT

Long-term debt consists of the following maturities:

	March 10,	June 3,
	2015	2014
	(in thousands)
Current maturities	$822	$1,996	Current maturities

Mar-17	853	1,685	Jun-16
Mar-18	559	1,616	Jun-17
Mar-19	41	1,164	Jun-18
Mar-20	-	272	Jun-19
Long-term maturities	$1,453	$4,737	Long-term maturities

Total long-term debt	$2,275	$6,733	Total long-term debt

Loan Agreement

All of the Company’s long-term debt is governed under a three year loan agreement that has been in place since October 31, 2013 (2013 Loan Agreement). On December 9, 2014 the Company paid $3,101 for the early retirement of the remaining balances owed on six outstanding term loans, pursuant to which prepayment penalties aggregating $43 were incurred.

# 1- Construction Loan Facility under the 2013 Loan Agreement

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

As of March 10, 2015, the Company had no borrowings in the Construction Phase, and the aggregate outstanding balance of two remaining Term Loans (five were retired in the December 9, 2014 transaction described earlier) was $2,275 ($822 is included in current maturities), which represents all of the debt in the table above. Both of the outstanding Term Loans are subject to fixed interest rates, the weighted average of which is 3.67 percent, and are being repaid in equal monthly installments of principal and interest aggregating to $74. Final installments are scheduled to be made on September 1, 2017 and May 1, 2018.

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2015, Ended March 10, 2015

# 2- Revolving Loan Facility under the 2013 Loan Agreement

The purpose of the Revolving Loan Facility is to fund working capital needs and for other corporate uses. The sum of $11,000 is available to be borrowed at any time through October 31, 2016. Amounts repaid may be re-borrowed so long as the amount outstanding does not exceed $11,000 at any time. No borrowed funds were outstanding as of March 10, 2015.

# 3 - 2011 Term Loan under the 2013 Loan Agreement

On December 9, 2014 the Company elected to pay-off the remaining balance owed in connection with the 2011 Term Loan (formerly styled as the Stock Repurchase Loan). Therefore, no balance was outstanding at March 10, 2015.

Loan Covenants

The 2013 Loan Agreement contains covenants relating to cash flows, debt levels, lease expense, asset dispositions, investments and restrictions on pledging certain restaurant operating assets. As a result of the Company’s late filing of its Quarterly Report on Form 10-Q for the period ended December 16, 2014 with the Securities and Exchange Commission, the Company was in violation under the 2013 Loan Agreement. As previously reported, the Company obtained a waiver for the non-compliance associated with the late filing and on March 13, 2015, the Company cured the non-compliance with the filing of the Company’s 10-Q for the period ended December 16, 2014 with the Securities and Exchange Commission. The Company was in compliance with all other loan covenants at March 10, 2015.

Other

None of the Company’s real property is currently encumbered by mortgages and compensating balances are not required under the terms of the 2013 Loan Agreement.

Fair Values

The carrying value of long-term debt at March 10, 2015 approximates its fair value.

NOTE D — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consist of the following:

	March 10,	June 3,
	2015	2014
	(in thousands)
Trade and other accounts payable	$3,503	$4,158
Taxes - sales and use, payroll tax withheld from employees	1,583	882
Utilities	650	682
Gift cards	988	1,499
Miscellaneous employee withholding	285	373
Total accounts payable	$7,009	$7,594

Accrued expenses consist of the following:

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2015, Ended March 10, 2015

	March 10,	June 3,
	2015	2014
	(in thousands)
Salaries, wages and related expenses	$4,594	$4,580
Accrued incentive compensation and other related expenses	1,692	1,748
Accrued property taxes	1,465	1,881
Other accrued expenses	1,920	1,110
Total accrued expenses	$9,671	$9,319

NOTE E — SHAREHOLDERS' EQUITY/CAPITAL STOCK

Outstanding and Exercisable Options

The changes in outstanding and exercisable options under both the 1993 Stock Option Plan (1993 Plan) and the 2003 Stock Option and Incentive Plan (2003 Plan) are shown below as of March 10, 2015:

	No. of Shares	Weighted Avg. Price Per Share	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at beginning of year	56,501	$18.73
Granted	—
Exercised	(10,917)	$17.51
Forfeited or expired	(6,834)	$30.13

Outstanding at end of quarter	38,750	$17.06	2.69 years	$425

Exercisable at end of quarter	38,750	$17.06	2.69 years	$425

All of the option shares shown in the above table as having expired during the Three Quarters Ended March 10, 2015 were originally granted under the 1993 Plan. Their expiration on June 8, 2014 effectively terminated the 1993 Plan.

The intrinsic value of stock options exercised during the Three Quarters Ended March 10, 2015 and the Three Quarters Ended March 4, 2014 amounted to $84 and $127, respectively. No stock options were exercised during the Third Quarter Fiscal 2015. During the Third Quarter Fiscal 2014, the intrinsic value of stock options exercised was $68.

Dividends

Regular quarterly cash dividends paid to shareholders during the Three Quarters Ended March 10, 2015 amounted to $2,969 or $0.58 per share. In addition, a $0.20 per share dividend was declared on March 13, 2015. Its payment of

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2015, Ended March 10, 2015

$1,026 on April 10, 2015 (not included in accounts payable at March 10, 2015) will be the 217th consecutive quarterly cash dividend (a period of 54 years) paid by the Company.

Earnings Per Share

Basic earnings per share (EPS) calculations are based on the weighted average number of outstanding common shares during the period presented. Diluted EPS includes the effect of common stock equivalents, which assumes the exercise and conversion of dilutive stock options.

	Used for Basic EPS		Used for Diluted EPS
	Weighted Avg. Shares Outstanding	Stock Equivalents	Shares Outstanding
40 weeks ended
March 10, 2015	5,120,578	14,430	5,135,008
March 4, 2014	5,083,516	13,777	5,097,293

12 weeks ended
March 10, 2015	5,131,579	14,381	5,145,960
March 4, 2014	5,094,567	16,659	5,111,226

Excluded from the calculation above (because the effect was anti-dilutive), were stock options to purchase 6,834 shares during the Third Quarter Fiscal 2014 and the Three Quarters Ended March 4, 2014, respectively. No stock options were excluded from the calculations for the Third Quarter Fiscal 2015 or Three Quarters Ended March 10, 2015.

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

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2015, Ended March 10, 2015

	40 weeks ended		12 weeks ended
	March 10,	March 4,	March 10,	March 4,
	2015	2014	2015	2014
	(in thousands, except earnings per share)
Restricted stock issued October 2014 ($320)	$123	$-	$74	$-
Restricted stock issued October 2013 ($320)	123	123	-	74
Restricted stock issued October 2012 ($320)	-	123	-	-
Share-based compensation cost, pretax	246	246	74	74
Tax benefit	(84)	(84)	(25)	(25)
Share-based compensation cost, net of tax	$162	$162	$49	$49

Effect on basic earnings per share	$0.03	$0.03	$0.01	$0.01
Effect on diluted earnings per share	$0.03	$0.03	$0.01	$0.01

Unrecognized pretax compensation cost related to restricted stock awards amounted to $197 as of March 10, 2015, which is expected to be recognized over a weighted average period of 0.62 years.

Unrestricted stock awarded under the 2012 Stock Option and Incentive Plan ($221 in June 2014 - 9,685 shares) was accrued as incentive compensation in Fiscal Year 2014, including $173 and $52 during the Three Quarters Ended March 4, 2014 and Third Quarter Fiscal 2014, respectively. Incentive compensation for unrestricted stock is also being accrued in Fiscal Year 2015- $170 through the Three Quarters Ended March 10, 2015 and $51 during the Third Quarter Fiscal 2015. Unrestricted stock accruals are not included in the above table.

Compensation cost is also recognized in connection with the Company’s Employee Stock Purchase Plan. Compensation costs related to the Employee Stock Purchase Plan are determined at the end of each semi-annual offering period – October 31 and April 30, which amounted to $18 and $20 respectively, at October 31, 2014 (Three Quarters Ended March 10, 2015) and October 31, 2013 (Three Quarters Ended March 4, 2014).

NOTE F — PENSION PLANS

The Company sponsors the Frisch’s Restaurants, Inc. Pension Plan, a qualified defined benefit pension plan (DB Plan) plus an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) for “highly compensated employees” (HCE’s). Net periodic pension cost for the retirement plans is shown in the table that follows:

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2015, Ended March 10, 2015

	40 weeks ended		12 weeks ended
	March 10,	March 4,	March 10,	March 4,
Net periodic pension cost components	2015	2014	2015	2014
	(in thousands)
Service cost	$1,080	$1,248	$324	$374
Interest cost	1,144	1,397	343	419
Expected return on plan assets	(2,057)	(1,859)	(617)	(558)
Amortization of prior service (credit) cost	(6)	(6)	(2)	(2)
Recognized net actuarial loss	42	654	13	196
Net periodic pension cost	$203	$1,434	$61	$429

Weighted average discount rate	3.90%	4.40%	3.90%	4.40%
Weighted average rate of compensation increase	2.10%	4.00%	2.10%	4.00%
Weighted average expected long-term rate of return on plan assets	7.25%	7.25%	7.25%	7.25%

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

Although no minimum contributions are required to be made to the DB Plan for the plan year ending May 31, 2015, management currently anticipates contributing up to $2,000 over the course of Fiscal Year 2015, including $1,500 that was contributed during the Three Quarters Ended March 10, 2015. The Company also paid out $5 to the SERP Plan participants during the same Three Quarters Ended March 10, 2015.

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

The fair values of all FESP assets are determined based on quoted market prices and are classified within Level 1 of the fair value hierarchy:

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2015, Ended March 10, 2015

	March 10,	June 3,
	2015	2014
	(in thousands)
	Level 1	Level 1
Money market funds	$499	$449
Mutual funds	1,618	1,542
Foreign equity mutual funds	256	311
Taxable bond mutual funds	814	740
Large blend target date mutual funds	596	523
Total (1)	$3,783	$3,565

(1)	Of these totals, $3,406 and $3,064 respectively, was included in “Other Long term assets” as of March 10, 2015 and June 3, 2014, and $377 and $501 respectively, was included in current assets under the caption “Prepaid expenses, sundry deposits and other” as of March 10, 2015 and June 3, 2014.

NOTE H — LITIGATION AND CONTINGENCIES

Litigation

General

On an ongoing basis, employees, customers and other parties may bring various claims and suits against the Company from time to time in the ordinary course of business. Claims made by employees are subject to workers' compensation insurance or are covered generally by employment practices liability insurance. Claims made by customers are covered by general and product liability insurance. All insurance policies are subject to retention and coverage limits. Exposure to loss contingencies from pending or threatened litigation is continually evaluated by management, which believes presently that the resolution of claims currently outstanding as of March 10, 2015, whether or not covered by insurance, will not result in a material adverse effect upon the Company's earnings, cash flows or financial position. Management believes that adequate provisions for expected losses not covered by insurance are included in these interim Condensed Consolidated Financial Statements.

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

Defalcation Suit

As discussed in detail in NOTE I – IMMATERIAL REVISION below, during the Third Quarter Fiscal 2015, the Company identified that a former officer had embezzled approximately $3,900 over a multi-year period and on January 20, 2015, the Company disclosed in a Current Report on Form 8-K that it had filed a civil lawsuit against the former officer for defrauding the Company and embezzlement.

In the Third Quarter Fiscal 2015, the Company incurred $1,730 in forensic, legal and professional fees investigating the theft. The Company does not expect that it will incur significant future legal, accounting and professional service

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2015, Ended March 10, 2015

expenses defining the extent of the theft and determining any recovery options that exist. The Company will recognize these expenses in future periods as services are received. Although the Company does have crime insurance and anticipates filing a claim, the amount of any future recoveries will only partially offset losses already identified.

Contingent Liabilities

The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the restaurant operations to GCC. The amount remaining under contingent lease obligations totaled $5,798 as of March 10, 2015, for which the aggregate average annual lease payments approximate $678 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company. Additionally, the Company would generally have the right to re-assign the leases in the event GCC should default.

NOTE I — IMMATERIAL REVISION

As the Company disclosed in a Current Report on Form 8-K filing on January 20, 2015, subsequent to the close of the second quarter ended December 16, 2014, the Company discovered that a former employee had been unlawfully diverting Company funds into his personal accounts over a multi-year period. The completion of a forensic investigation in the Third Quarter Fiscal 2015 determined that the amount embezzled approximated $3,900.

A summary of the effects of the adjustments on the Company’s prior period financial statements was as follows. The pretax earnings adjustment applicable to Fiscal Year 2014 was a $60 reduction to administrative and advertising expense. The pretax earnings adjustment applicable to Fiscal Year 2013 resulted in a $350 increase to administrative and advertising expenses. The pretax impact to all periods prior to Fiscal Year 2013 was an aggregate increase of $1,406 in administrative and advertising expense. As a result, at June 3, 2014, cash was overstated by approximately $914 and accounts payable were understated by approximately $782. The remainder of the theft had already been expensed in the Company’s financial statements during the periods that funds were diverted.

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

The table below reconciles the effects of the adjustments to the previously reported Consolidated Balance Sheet at June 3, 2014 (including related tax effect):

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2015, Ended March 10, 2015

	June 3, 2014
Consolidated Balance Sheet	Previously Reported	Adjustment	As Adjusted
Cash and equivalents	$2,038	$(914)	$1,124
Deferred income taxes and other tax receivables	2,787	606	3,393
Accounts payable	6,812	782	7,594
Retained earnings	56,798	(1,090)	55,708

The following table reconciles the effects of the adjustments to the previously reported Consolidated Statement of Earnings and the Consolidated Statement of Cash Flows for the fiscal years ended June 3, 2014 and May 28, 2013:

	June 3, 2014			May 28, 2013
Consolidated Statement of Earnings	Previously Reported	Adjustment	As Adjusted	Previously Reported	Adjustment	As Adjusted
Administrative and advertising	$12,599	$(60)	$12,539	$13,074	$350	$13,424
Income taxes	832	21	853	2,513	(125)	2,388
Net earnings	9,433	39	9,472	6,816	(225)	6,591

Consolidated Statement of Cash Flows
Net earnings	$9,433	$39	$9,472	$6,816	$(225)	$6,591
Deferred income taxes and other obligations	(620)	21	(599)	861	(125)	736
Accounts payable	933	346	1,279	(414)	131	(283)
Net increase (decrease) in cash and equivalents	(2,218)	406	(1,812)	(41,706)	(219)	(41,925)
Cash and equivalents at beginning of year	4,256	(1,321)	2,935	45,962	(1,102)	44,860

The following table reconciles the effect of the adjustments to the previously reported Condensed Consolidated Statement of Earnings for the 40 weeks and 12 weeks ended March 4, 2014:

	40 weeks ended			12 weeks ended
	March 4, 2014			March 4, 2014
Condensed Consolidated Statement of Earnings	Previously Reported	Adjustment	As Adjusted	Previously Reported	Adjustment	As Adjusted
Administrative and advertising	$9,443	$(91)	$9,352	$2,846	$(76)	$2,770
Income taxes	972	32	1,004	(691)	27	(664)
Net earnings	5,861	59	5,920	1,585	49	1,634

The following table reconciles the effect of the adjustments to the previously reported Condensed Consolidated Statement of Cash Flows for the 40 week period ended March 4 2014:

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2015, Ended March 10, 2015

	40 weeks ended
	March 4, 2014
Condensed Consolidated Statement of Cash Flows	Previously Reported	Adjustment	As Adjusted
Net earnings	$5,861	$59	$5,920
Prepaid and deferred income taxes	(786)	32	(754)
Accounts payable	2,076	292	2,368
Net increase (decrease) in cash and equivalents	(2,460)	383	(2,077)
Cash and equivalents at beginning of year	4,256	(1,321)	2,935

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

NOTE J — OTHER COMPREHENSIVE INCOME

The following table shows the income statement line to which items (all relating to the Company sponsored defined benefit pension plan) reclassified out of accumulated other comprehensive loss were charged, and the related tax effect:

	40 weeks ended		12 weeks ended
	March 10,	March 4,	March 10,	March 4,
	2015	2014	2015	2014
	(in thousands)
Amortization of pretax amounts included in net periodic pension expense
Included in Cost of Sales	$34	$611	$10	$183
Included in Administrative and Advertising Expense	2	37	1	11
Total reclassification (pretax) (1)	36	648	11	194
Income tax benefit	(12)	(220)	(4)	(66)
Total reclassification (net of tax)	$24	$428	$7	$128

(1) Amounts on this line were included in the computation of the net periodic pension expense as a net of two components: “Amortization of prior service (credits) costs” and “Recognized net actuarial loss”. (See NOTE F - PENSION PLANS).

Frisch’s Restaurants, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Third Quarter Fiscal 2015, Ended March 10, 2015

The following table represents changes in accumulated other comprehensive loss (all of which is from the Company sponsored pension plan), net of tax, for the First Three Quarters of Fiscal 2015:

March 10,
Accumulated Other Comprehensive Loss	2015
(in thousands)
Balance in Accumulated Other Comprehensive Loss on June 3, 2014	$174

Amount reclassified from accumulated other comprehensive loss	(24)
Net other comprehensive (income) loss	(24)

Balance in Accumulated Other Comprehensive Loss on March 10, 2015	$150

NOTE K — SUBSEQUENT EVENTS

On April 2, 2015, the Company paid $2,250 for the early retirement of the two remaining loans included in NOTE C – LONG-TERM DEBT above. Included in payment was $42 related to early pay-off penalties.

The Company has reviewed and evaluated all other material subsequent events from the balance sheet date of March 10, 2015 through the financial statement date of filing, and determined that no other subsequent event disclosures are necessary in the notes to these financial statements.

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

Frisch’s Restaurants, Inc. and Subsidiaries (Company) is a regional company that operates full service family-style restaurants under the name "Frisch's Big Boy." As of March 10, 2015, 95 Frisch's Big Boy restaurants were owned and operated by the Company, which are located in various regions of Ohio, Kentucky and Indiana. The Company also licenses 26 Frisch's Big Boy restaurants to other operators who pay franchise and other fees to the Company.

The Company’s Third Quarter Fiscal 2015 consists of the 12 weeks ended March 10, 2015, and compares with the 12 weeks ended March 4, 2014, which constituted the Third Quarter Fiscal 2014. The First Three Quarters of Fiscal 2015 consists of the 40 week period that ended March 10, 2015, and compares with the 40 week period ended March 4, 2014, which constituted the First Three Quarters of Fiscal 2014.

References to Fiscal Year 2015 refer to the 52 week year that will end on June 2, 2015. References to Fiscal Year 2014 refer to the 53 week year that ended June 3, 2014 (the fourth quarter had 13 weeks).

The following table recaps the Company's earnings components:

	Third Quarter - 12 Weeks		Third Qtr. YTD - 40 Weeks
	2015	2014	2015	2014
	(in thousands, except per share data)
Earnings before income taxes	$2,941	$970	$9,911	$6,924
Net Earnings	$2,338	$1,634	$7,425	$5,920
Diluted net EPS	$0.45	$0.32	$1.45	$1.16

Weighted average diluted shares outstanding	5,146	5,111	5,135	5,097

Factors having a notable effect on pretax earnings when comparing the Third Quarter Fiscal 2015 with the Third Quarter Fiscal 2014:

•	Consolidated sales were $47,073 in the Third Quarter Fiscal 2015 versus $45,161 in the Third Quarter Fiscal 2014. The increase includes the effects of a 4.8 percent same store sales increase.

•	As a percentage of sales, food costs decreased from 33.6 percent to 33.4 percent, driven by current quarter price reduction in the costs of hamburger as compared to the Third Quarter Fiscal 2014. This decrease was supplemented by reductions in payroll and related costs, which improved to 35.1 percent of sales from 36.9 percent in the Third Quarter Fiscal 2014.

•	Gains and losses on the sale of real estate – a gain of $1,335 was recorded in the Third Quarter Fiscal 2015 from the sale of a ½ city block located in Covington, Kentucky that had previously been leased to a third party for 15 years. In connection with a highway expansion project near the Company’s commissary, the Company sold an unused parcel of land and granted a permanent easement on another tract to the Ohio Department of Transportation. The combined effect of the transactions resulted in a net gain of $264.

•	In connection with the embezzlement and immaterial revision discussed in the Notes to the Condensed Consolidated Financial Statements, costs of $1,730 related to the forensic investigation as well as other professional and legal costs associated with the theft was recognized in administrative and advertising expense during the Third Quarter Fiscal 2015.

•	A non-cash impairment of assets charge of $23 was recorded during the Third Quarter Fiscal 2015 to lower the estimated fair value of certain real property that is not used in operations.

Factors having a notable effect on pretax earnings when comparing the First Three Quarters of Fiscal 2015 with the First Three Quarters of Fiscal 2014:

•	Consolidated sales were $161,672 in the First Three Quarters of Fiscal 2015 versus $155,614 in the First Three Quarters of Fiscal 2014. The increase includes the effects of a 3.6 percent same store sales increase and changes from restaurant openings and closings - one new restaurant opened in December 2013 and one restaurant closed in July 2014.

•	As a percentage of sales, food costs increased from 33.3 percent to 33.8 percent, driven by higher hamburger costs. This increase was mostly offset by a reduction in payroll and related costs, which improved to 34.5 percent of sales from 35.6 percent in the First Three Quarters of Fiscal 2014.

•	Gains and losses on the sale of real estate – In addition to the $1,598 in gains realized during the Third Quarter Fiscal 2015, a gain of $1,405 was recorded in the First Quarter Fiscal 2015 from the sale of a Frisch’s Big Boy restaurant that ceased operating in July 2014. A net gain of $67 was recorded in the First Three Quarters of Fiscal 2014 from the sales of a former Frisch’s Big Boy restaurant and certain excess property.

•	In connection with the embezzlement and immaterial revision discussed in the Notes to the Condensed Consolidated Financial Statements, $232 of administrative and advertising expense was recognized during the Second Quarter Fiscal 2015 related to the corrections necessary for the understatement of gift card liabilities and overstatement of cash. In addition, $1,730 of administrative and advertising expenses related to the forensic investigation as well as other professional and legal costs associated with the theft was recognized during the Third Quarter Fiscal 2015.

•	Non-cash impairment of assets charges of $653 were recorded during the First Three Quarters of Fiscal 2015 to lower the estimated fair value of certain properties that are not used in operations.

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

	Third Quarter - 12 Weeks		Third Qtr. YTD - 40 Weeks
	2015	2014	2015	2014
	(in thousands)
Frisch's Big Boy restaurants operated by the Company	$44,129	$42,652	$152,003	$147,141
Wholesale sales to licensees	2,310	2,063	8,361	7,380
Wholesale sales to groceries	634	446	1,308	1,093
Total sales	$47,073	$45,161	$161,672	$155,614

Frisch's Big Boy restaurant sales shown in the above table include a same store sales increase of 4.8 percent in the Third Quarter Fiscal 2015 (on a customer count increase of 0.7 percent) and an increase of 3.6 percent in the First Three Quarters of Fiscal 2015 (on a 0.5 percent increase in customer counts) over the comparable year ago periods. The same store sales comparison includes the effect of four menu price increases, implemented respectively in September 2013 (1.1 percent), February 2014 (1.5 percent), September 2014 (1.2 percent) and February 2015 (1.0 percent).

The Company operated 95 Frisch's Big Boy restaurants as of March 10, 2015. The count of 95 includes the following changes since the beginning of Fiscal Year 2014 (June 2013), when the count also stood at 95 Frisch's Big Boy restaurants:

•	July 2014 – closed a restaurant in Columbus, Ohio

•	December 2013 – opened a new restaurant in Lexington, Kentucky

At this time, no new restaurant construction has been scheduled for the remainder of Fiscal Year 2015.

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

	Third Quarter - 12 Weeks		Third Qtr. YTD - 40 Weeks
	2015	2014	2015	2014

Sales	100.0%	100.0%	100.0%	100.0%
Food and Paper	33.4%	33.6%	33.8%	33.3%
Payroll and Related	35.1%	36.9%	34.5%	35.6%
Other Operating Costs	19.4%	21.6%	20.0%	21.0%
Restaurant operating income	12.1%	7.9%	11.7%	10.1%

Although the cost of food remains at historically high levels, especially proteins (beef, pork and chicken), some relief in beef prices did emerge in the Third Quarter Fiscal 2015. The effect of commodity price increases is managed actively with changes to the menu mix, together with periodic increases in menu prices.

The decrease in payroll and related costs (as a percentage of sales) shown in the above table was driven primarily by the combination of much lower pension costs, and higher same store sales levels and higher menu prices charged to customers that were enough to offset the effects of allowing additional hours to be scheduled and worked.

Net periodic pension cost was $61 and $429 respectively, in the Third Quarter Fiscal 2015 and the Third Quarter Fiscal 2014. Net periodic pension cost was $203 and $1,434 respectively, in the First Three Quarters of Fiscal 2015 and the First Three Quarters of Fiscal 2014. Net periodic pension cost for Fiscal Year 2015 is currently expected to be in the range of $260 to $270. Net periodic pension cost for Fiscal Year 2014 was $1,863. The expected decrease of 86 percent in net periodic pension costs for Fiscal Year 2015 is due to significantly higher actual returns on plan assets in Fiscal Year 2014, changes in demographic assumptions and a change in salary scale assumptions to a weighted average based graded rate.

The decrease in payroll and related cost percentages in the above table notwithstanding, payroll and related costs continue to be adversely affected by mandated increases in the minimum wage, and the higher costs of providing medical insurance to employees.

In Ohio, where roughly two-thirds of the Company’s payroll costs are incurred, the minimum wage for non-tipped employees increased from $7.95 per hour to $8.10 on January 1, 2015. For tipped employees, the Ohio minimum wage increased on January 1, 2015 from $3.98 per hour to $4.05. The higher mandated pay rates that went into effect in January 1, 2015 increased annual Ohio payroll costs by an estimated $220. The increased costs could result in reductions in scheduled labor hours. Since December 31, 2006, Ohio’s minimum wage has risen 57 percent and 90 percent respectively, for non-tipped and tipped employees.

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

The employer side of the ACA went into effect on January 1, 2015, which increased the Company’s medical insurance costs to even higher levels. To offset some of the increase, the Company’s 2015 coverage was moved to a different insurance carrier through which a new insurance policy was issued that contains certain reductions in plan benefits, and a higher percentage of the premium cost is now being paid by employees. The Company’s 2015 medical plan coverage has been offered to all full time employees and meets the minimum value and affordability requirements of the ACA.

Other operating costs include occupancy costs such as maintenance, rent, depreciation, abandonment losses, property tax, insurance and utilities, plus costs relating to field supervision, accounting and payroll preparation costs, new restaurant opening costs and many other restaurant operating costs. As expenses charged to other operating costs tend to be more fixed in nature, the percentages shown in the above table can be greatly affected by changes in same store sales levels. In other words, percentages will generally decrease when sales increase and percentages will generally increase when sales decrease. Other operating costs also include fees for processing the issuance of the Company’s gift cards in supermarket outlets. The Company withdrew from the program in June 2014. Fees for issuing such gift cards totaled $230 in the Third Quarter Fiscal 2014. For the First Three Quarters of Fiscal 2015, such fees totaled $29 (for the month of June 2014), a reduction of $576 from the First Three Quarters of Fiscal 2014.

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

Administrative and advertising expense increased $1,833 and $2,936 respectively, in the Third Quarter Fiscal 2015 and First Three Quarters of Fiscal 2015 when compared against the comparable year ago periods. Excluding charges associated with the immaterial revision discussed below, higher fees for legal services, together with higher advertising costs and accruals for officers’ incentive compensation are the principal reasons for the increase.

The remaining increase in administrative and advertising expenses are attributable to the $1,730 of charges recorded in the Third Quarter Fiscal 2015 for the forensic investigation and other legal and professional services in connection with the investigation of a former employee’s embezzlement. Since the forensic investigation has now been completed, the Company does not expect that it will incur significant future legal, accounting and professional service expenses defining the extent of the theft, but anticipates that the total cost will likely exceed $1,800. Any amounts recovered under the Company’s $500 crime insurance policy will be recorded in the period when payment is reasonably assured and the amounts are estimable. In addition to the charges in the Third Quarter of Fiscal 2015, $232 in charges were recorded in the Second Quarter Fiscal 2015 to correct certain balance sheet accounts related to the immaterial revision discussed previously in the Notes to the Condensed Consolidated Financial Statements.

Revenue from franchise fees is based upon sales volumes generated by Frisch's Big Boy restaurants that are licensed to other operators. The fees are based principally on percentages of sales and are recorded on the accrual method as earned. As of March 10, 2015, 26 Frisch's Big Boy restaurants were licensed to other operators and paying franchise fees to the Company, including one that opened for business in August 2014 in Ironton, Ohio. No licensed Frisch's Big Boy restaurants closed during any of the periods presented in this MD&A. Other revenue also includes certain other fees earned from Frisch's Big Boy restaurants licensed to others along with minor amounts of rent and investment income.

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

The gain of $3,003 reported during the First Three Quarters of Fiscal 2015 resulted from the July 2014 sale of a Frisch’s Big Boy restaurant that had ceased operations shortly before its sale, the January 2015 sale of a parcel of land in Covington, Kentucky that had previously been leased to an unrelated third party for the past 15 years and in March 2015, certain transactions with the Ohio Department of Transportation with respect to land adjacent to the Company’s commissary. The gain of $67 reported for the First Three Quarters of Fiscal 2014 resulted from the September 2013 sale of certain excess real estate, as offset by a small loss on the July 2013 sale of a former Frisch’s Big Boy restaurant.

Non-cash impairment of asset charges of $23 and $653 were recorded respectively in the Third Quarter Fiscal 2015 and First Three Quarters of Fiscal 2015. The impairment charge in the Third Quarter Fiscal 2015 lowered the previous estimate of the fair value of a former Golden Corral restaurant that has been held for sale since 2011. Previous impairment charges were recorded in the First and Second Quarter of Fiscal 2015 as a result of the Company’s acceptance of a sales contract for less than previously estimated fair value and the lowering of the asking price of a certain piece of excess property in order to facilitate an expeditious sale. There were no charges recorded for non-cash impairment of long-lived assets in the First Three Quarters of Fiscal 2014.

Interest Expense

Interest expense decreased $65 and $181 respectively in the Third Quarter Fiscal 2015 and the First Three Quarters of Fiscal 2015 when compared with comparable year ago periods. The decrease is primarily the result of lower debt levels than a year ago. However, prepayment penalties of $43 are included in interest expense during the First Three Quarters of Fiscal 2015 relating to early retirement of debt in December 2014 (see further discussion under “Financing

Activities” in the Liquidity and Capital Resources section of this MD&A, including the discussion of additional early retirement of debt in April 2015).

Income Tax Expense

Income tax expense as a percentage of pretax earnings was 20.5 percent for the Third Quarter Fiscal 2015 and 25.1 percent for the First Three Quarters of Fiscal 2015. The Estimated Annual Effective Tax Rate (EAETR) for Fiscal Year 2015 was lowered from 25 percent to 24 percent in the Third Quarter Fiscal 2015, which was the result of additional tax benefits associated with the federal “tax extenders” legislation that was enacted during the quarter. The Effective Tax Rate (ETR) of 25.1 percent for the First Three Quarters of Fiscal 2015 includes discrete income tax expense of $141, principally for to the revaluation of certain state tax assets. Discrete tax benefits of $34 were recognized in the Third Quarter Fiscal 2015 and the First Three Quarter of Fiscal 2015 associated with the February 2015 filing of the Company’s federal income tax return for Fiscal Year 2014. The additional tax benefits (permanent differences) were identified in the reconciliation of the tax provision to the tax return.

Income tax expense as a percentage of pretax earnings was 14.5 percent for the First Three Quarters of Fiscal 2014, which included the effects of recognizing certain tax benefits in the Third Quarter Fiscal 2014 associated with the release of a $222 valuation allowance and $343 in Domestic Production Activities (DPAD) deducted on an amended tax return for an earlier year. In addition, DPAD tax benefits for Fiscal Year 2014 were incorporated into the EAETR in the Third Quarter Fiscal 2014, which, together with the release of the valuation allowance and the effects of the amended tax return, resulted in a net tax benefit of $664 for the tax provision in the Third Quarter Fiscal 2014.

The Tax Increase Prevention Act of 2014 (the Act) was signed into law on December 19, 2014. The Act reinstated retroactively to January 1, 2014 certain federal tax benefits, generally referred to as tax extenders, which had expired on December 31, 2013. The provisions of the Act include reinstatement for one year (to December 31, 2014) of the Work Opportunity Tax Credit (WOTC), which is a permanent difference, and Bonus Depreciation and 15 year straight-line cost recovery for qualified leasehold improvements, both of which are timing differences. The effect of these reinstatements was recognized in the tax provision for the Third Quarter Fiscal 2015 and the First Three Quarters of Fiscal 2015. Tax benefits associated with WOTC are recognized as certifications are received from state agencies and therefore have been incorporated into the EAETR for Fiscal Year 2015.

The Company’s federal income tax return for the year ended May 28, 2013 (Fiscal Year 2013, filed in February 2014) is now under examination by the Internal Revenue Service (IRS). As of March 10, 2015, the Company has not been notified of any proposed adjustments by the IRS Agent. Amended federal income tax returns for Fiscal Years 2011, 2012 and 2013 were filed in the fourth quarter of Fiscal Year 2014 to take advantage of the DPAD. Expected refunds of $399 for Fiscal Years 2011 and 2012 were received during the First Quarter Fiscal 2015. The $294 refund expected for Fiscal Year 2013 had been held up by the IRS until its examination of that year’s tax return has been completed. On March 26, 2015, the IRS informed the Company that it has accepted the Company’s DPAD deduction for Fiscal Year 2013 and that a refund check for $294 will be issued in six to eight weeks.

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

The working capital deficit was $1,116 as of March 10, 2015, which is an improvement of $4,479 from June 3, 2014 when the deficit was $5,595. The lower deficit is primarily due to higher cash balances on hand and lower level of the current portion of long-term debt, the result of the early retirement of certain term loans, which was made possible by lower levels of capital spending.

A financing package of unsecured credit facilities is available under the Company’s 2013 Loan Agreement. Under the 2013 Loan Agreement (expires October 31, 2016), the Company has $11,000 available to be borrowed for working capital needs and $5,000 is available for construction purposes. As discussed in NOTE C – LONG-TERM DEBT, at March 10, 2015 the Company was not in compliance with the covenant that requires the timely filing with the Securities and Exchange Commission of Quarterly Reports on Form 10-Q. The Company’s Form 10-Q for the quarter ended December 16, 2014 was not filed by the prescribed due date of January 26, 2015. The Company obtained a waiver from its lender for the non-compliance and on March 13, 2015, the Company filed its Quarterly Report on Form 10-Q for the period ended December 16, 2014, which cured the non-compliance.

Operating Activities

Net cash provided by operations was $13,571 during the First Three Quarters of Fiscal 2015, which compares with $15,757 in the First Three Quarters of Fiscal 2014. Normal changes in assets and liabilities such as prepaid expenses, inventories, accounts payable and accrued, prepaid and deferred income taxes, all of which can and often do fluctuate widely from quarter to quarter, account for most of the change. Management measures cash flows from operations by simply adding back certain non-cash expenses to net earnings. These non-cash expenses include items such as depreciation, gains and losses on dispositions of assets, charges for impairment of long-lived assets (if any), stock-based compensation costs and pension costs in excess of plan contributions. The result of this approach is shown as a sub-total in the consolidated statement of cash flows: $12,088 in the First Three Quarters of Fiscal 2015 and $14,581 in the First Three Quarters of Fiscal 2014. Net cash flows provided by operations in the First Three Quarters of Fiscal 2015 includes the effect of $232 charged to administrative and advertising expense (in the Second Quarter Fiscal 2015) related to the necessary corrections in connection with the theft of Company funds. The impact of the charges on the balance sheet was applied against cash and accounts payable, offset by taxes receivable for refundable income tax.

Contributions to the defined benefit pension plan that is sponsored by the Company are currently projected to be $2,000 in Fiscal Year 2015, $1,500 of which was contributed during the First Three Quarters of Fiscal 2015.

Investing Activities

Capital spending is the principal component of investing activities. Capital spending was $6,773 during the First Three Quarters of Fiscal 2015, a decrease of $4,667 from the First Three Quarters of Fiscal 2014. Capital expenditures typically consist of site acquisitions for expansion, new restaurant construction, plus on-going reinvestments in existing restaurants including remodeling jobs, routine equipment replacements and other maintenance capital outlays.

Proceeds from the disposition of property amounted to $4,245 during the First Three Quarters of 2015, consisting of $4,227 in real property and $18 from transactions to sell used equipment and /or other operating assets. The proceeds from the disposition of real property were from the July 2014 sale of a Frisch's Big Boy restaurant that had ceased operating shortly before its sale, the January 2015 sale of excess property in Covington, Kentucky and the March 2015 transactions with the Ohio Department of Transportation with respect to land adjacent to the Company’s commissary. Proceeds of $559 in the First Three Quarters of Fiscal 2014 arose principally from the July 2013 sale of a former Frisch’s Big Boy restaurant and the September 2013 sale of certain excess property.

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

Financing Activities

No new borrowing against credit lines was necessary during the First Three Quarters of Fiscal 2015. Scheduled payments of long-term debt and capital lease obligations amounted to $1,544 during the First Three Quarters of Fiscal 2015. Other payments of long term debt made during the First Three Quarters of Fiscal 2015 totaled $3,101 for the early retirement of six outstanding term loans in early December 2014. On April 2, 2015, The Company elected to retire its remaining long-term debt, which required a cash payout of $2,250 which included early payment penalties of $42.

Regular quarterly cash dividends paid to shareholders during the First Three Quarters of Fiscal 2015 amounted to $2,969 ($0.58 per share). In addition, a $0.20 per share dividend was declared on March 13, 2015 (not included in Accounts Payable at March 10, 2015). Its payment of $1,026 on April 10, 2015 was the 217th consecutive quarterly dividend (a period of 54 years) paid by the Company. The Company expects to continue its practice of paying regular quarterly cash dividends.

During the First Three Quarters of Fiscal 2015, 10,917 shares of the Company’s common stock were re-issued from the Company’s treasury pursuant to the exercise of stock options. The aggregate strike price was $191, all of which was received by the Company in cash, including $174 directly from the holders of the options with the remainder settled through a broker pursuant to “cashless” exercises.

As of March 10, 2015, 38,750 shares granted under the Company’s stock option plans remained outstanding, the weighted average exercise price of which is $17.06 per share. The closing price of the Company’s stock on March 10, 2015 was $28.04 per share. All of the outstanding shares are fully vested and are “In the Money”, the intrinsic value which was $425. If all outstanding shares were to be exercised, proceeds to the Company would amount to $661. No stock options have been granted since June 2010.

The fair value of restricted stock issued (one year vesting) is recognized as compensation cost on a straight-line basis over the vesting periods of the awards. Compensation costs arising from all share-based payments are charged to administrative and advertising expense in the consolidated statement of earnings. On October 22, 2014, 10,773 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 1,539 restricted shares was granted to the CEO pursuant to the terms of his employment contract. The total fair value of the awards amounted to $320, which is being expensed ratably over a one year vesting period that began in the Second Quarter Fiscal 2015. On October 2, 2013, 11,984 shares of restricted stock were granted to non-employee members of the Board of Directors and an award of 1,712 restricted shares was granted to the CEO. The total fair value of restricted shares awarded in October 2013 also amounted to $320, of which the run out of the final $123 was expensed through October 2014 (completed during the Second Quarter Fiscal 2015). The same expense pattern was recorded during the previous fiscal year.

In June 2014, a group of executive officers (excluding the CEO) and other key employees was granted an aggregate award of 9,685 unrestricted shares of the Company's common stock, which were re-issued from the Company’s treasury. The total fair value of the June 2014 award amounted to $221, which had been accrued as performance awards in Fiscal Year 2014. Performance awards for unrestricted stock are also being accrued in Fiscal Year 2015. In addition, 2,389 shares were re-issued (1,309 to the CEO) from the Company’s treasury (fair value $55) during the First Three Quarters of Fiscal 2015 (July and August 2014) in connection with employees’ bonuses that had also been accrued in Fiscal Year 2014.

On July 25, 2012, the Board of Directors authorized the purchase over a three year period, on the open market and in transactions negotiated privately, up to 450,000 shares of the Company’s common stock. No shares were acquired under the program during the First Three Quarters of Fiscal 2015.

Separate from the repurchase program, the Company’s treasury acquired 2,736 shares of its common stock in the First Three Quarters of Fiscal 2015 at a cost of $62 to cover withholding tax obligations in connection with unrestricted stock awards granted in June 2014.

Other Information

No new Company owned and operated Frisch's Big Boy restaurants opened for business during the First Three Quarters of Fiscal 2015, and no new restaurant construction is currently under way. There are no contracts currently pending to acquire or lease land on which to build; however, the Company owns five land tracts at various locations in Ohio, Kentucky and Indiana for which development has been deferred for the time being.

Approximately one-fifth of the Frisch's Big Boy restaurants are routinely renovated or decoratively updated each year. The renovations not only refresh and upgrade interior finishes, but are also designed to synchronize the interiors and exteriors of older restaurants with those of newly constructed restaurants. Depending on age and other factors, the current average cost budgeted to remodel a Frisch's Big Boy restaurant in Fiscal Year 2015 ranges from $100 to $200. The Fiscal Year 2015 remodeling budget is $3,180 for 22 planned remodel jobs. Seventeen of the 22 scheduled remodel jobs were either completed during the First Three Quarters of Fiscal 2015 or were under construction as of March 10, 2015.

The Company remains contingently liable under certain ground lease agreements relating to land on which seven of the Company's former Golden Corral restaurants are situated. The seven leases were assigned to Golden Corral Corporation (GCC) as part of the May 2012 transaction to sell the restaurants to GCC. The amount remaining under contingent lease obligations totaled $5,798 as of March 10, 2015, for which the aggregate average annual lease payments approximate $678 in each of the next five years. Since there is no reason to believe that GCC (the owner and franchisor of the Golden Corral brand) is likely to default, no provision has been made in the consolidated financial statements for amounts that would be payable by the Company.

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

The actuarial consulting firm also provided forward estimates (based on historical claims data) of the ultimate value of claims that will be incurred during ensuing fiscal years. Management is using the actuarial consulting firm’s forward estimates to build the claims reserve for Fiscal Year 2015.

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

As required by the SEC Rule 13a-15(b), an evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 10, 2015 due to the Company’s inability to sufficiently test the operating effectiveness of the revised controls and processes, as these controls had not been in place long enough to provide assurance to support the conclusion that the material weaknesses identified in Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 16, 2014 had been fully remediated.

b.) Changes in Internal Controls Over Financial Reporting. Other than the matters above, there has been no change in internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion under "Part I, Item 3.Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended June 3, 2014 regarding the October 2012 complaint filed in Boone County Circuit

Court, Burlington, Kentucky. Written discovery has been completed and the Company has taken the depositions of certain fact witnesses, including the plaintiff. The Company continues to deny all allegations and is defending the matter vigorously. The Company has moved for summary judgment on all counts. The plaintiff’s opposition to the Motion for Summary Judgment was filed on March 4, 2015. The Court’s decision on the Motion for Summary Judgment has yet to be rendered. If the Motion is not granted, a jury trial has been scheduled for August 25, 2015.

As disclosed in a Current Report on Form 8-K on January 20, 2015, regarding the theft and as discussed in Note H – LITIGATION AND CONTINGENCIES, the Company filed a lawsuit against the Company’s former assistant treasurer (and others) alleging that he forged payroll documents and created other false documents and accounting entries to divert Company funds into his personal accounts. As part of the civil complaint filed in the Court of Common Pleas for Hamilton County, Ohio, on January 20, 2015, the Company is seeking full restitution of the diverted funds, plus compensatory damages, including pre-judgment and post judgment interest, an award of punitive damages in an amount to be determined, an award of reasonable costs and expenses incurred in the action, including reasonable attorney fees and other costs, and a grant of such other relief as the Court deems just and proper. The former assistant treasurer answered the Company’s complaint on February 17, 2015 by denying all of the Company’s allegations. Similar answers have been filed by the other named defendants.

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

ITEM 2. UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS

(c) Issuer Purchases of Equity Securities

On July 25, 2012, the Board of Directors authorized the Company to purchase, on the open market and in transactions negotiated privately, up to 450,000 shares of its common stock. The authorization allows for purchases over a three year period that will end on July 25, 2015. The following table shows information pertaining to the Company’s repurchases of its common stock during the Third Quarter Fiscal 2015, which ended March 10, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
December 17, 2014 to January 13, 2015	-	$-	-	237,071
January 14, 2015 to February 10, 2015	-	$-	-	237,071
February 11, 2015 to March 10, 2015	-	$-	-	237,071
Total	-	$-	-	237,071

ITEM 3. DEFAULTS upon SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Subsequent to the close of the second quarter ended December 16, 2014, the Company discovered that a former officer had been unlawfully diverting Company funds into his personal accounts over a multi-year period. The completion of a forensic investigation in the Third Quarter Fiscal 2015 determined that the amount embezzled approximated $3,900. At June 3, 2014, cash was overstated by approximately $914 and accounts payable were understated by approximately $782. The remainder of the theft was expensed as funds were diverted. Management has evaluated the amount and nature of these adjustments and concluded that they are not material to either the Company’s prior annual or quarterly financial statements. Nonetheless, the historical balance sheet included in this Quarterly Report on Form 10-Q has been revised for the errors. The impact on historical net income is clearly inconsequential. The Company expects to similarly correct previously presented historical financial statements to be included in future filings, including the annual financial statements to be included in the Company’s Annual Report on Form 10-K for the year ending June 2, 2015.

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
DATE: April 10, 2015
	BY	/s/ Mark R. Lanning
Mark R. Lanning
Vice President – Finance and Chief Financial Officer,
Principal Financial Officer
Principal Accounting Officer

